Form 10-Q
period 2017-06-30
RBB Bancorp
filed 2017-09-06
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-38149

RBB BANCORP

(Exact name of registrant as specified in its charter)

California	27-2776416
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

660 S. Figueroa Street, Suite 1888
Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

(213) 627-9888

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock of the registrant: 15,787,611 outstanding as of August 31, 2017.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016 (AUDITED)

(In thousands, except share amounts)

	June 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$104,366	$74,213
Federal funds sold and other cash equivalents	58,500	44,500
Cash and cash equivalents	162,866	118,713

Interest-bearing deposits in other financial institutions	100	345

Securities:
Available for sale	40,241	39,277
Held to maturity (fair value of $6,514 and $6,553 at June 30, 2017 and December 31, 2016, respectively)	6,199	6,214
Mortgage loans held for sale	83,263	44,345

Loans held for investment:
Real estate	763,187	755,301
Commercial	386,942	361,227
Total loans	1,150,129	1,116,528
Unaccreted discount on acquired loans	(6,140)	(8,085)
Deferred loan costs (fees), net	2,016	2,003
	1,146,005	1,110,446
Allowance for loan losses	(10,627)	(14,162)
Net loans	1,135,378	1,096,284

Premises and equipment	6,441	6,585
Federal Home Loan Bank ("FHLB") stock	6,770	6,770
Net deferred tax assets	10,214	11,097
Other real estate owned ("OREO")	833	833
Cash surrender value of life insurance	32,358	21,958
Goodwill	29,940	29,940
Servicing assets	4,661	3,704
Core deposit intangibles	1,612	1,793
Accrued interest and other assets	12,723	7,693
	$1,533,599	$1,395,551

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016 (AUDITED) (CONTINUED)

(In thousands, except share amounts)

Liabilities and Shareholders’ Equity
	June 30,	December 31,
	2017	2016
Deposits:
Noninterest-bearing demand	$215,716	$174,272
Savings, NOW and money market accounts	348,627	296,699
Time deposits under $250,000	337,053	310,969
Time deposits $250,000 and over	377,052	370,823
Total deposits	1,278,448	1,152,763

Reserve for unfunded commitments	517	604
Income tax payable	—	793
Long-term debt	49,456	49,383
Subordinated debentures	3,379	3,334
Accrued interest and other liabilities	9,462	7,089
Total liabilities	1,341,262	1,213,966

Commitments and contingencies - Note 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 12,827,803 shares issued and outstanding at June 30, 2017 and December 31, 2016	142,651	142,651
Additional paid-in capital	8,812	8,417
Retained earnings	40,964	30,784
Accumulated other comprehensive income (loss) - net unrealized loss on securities available for sale, net of tax of $63 at June 30, 2017 and $186 at December 31, 2016	(90)	(267)
Total shareholders’ equity	192,337	181,585
	$1,533,599	$1,395,551

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest and dividend income:
Interest and fees on loans	$16,759	$18,218	$32,792	$31,873
Interest on interest-bearing deposits	209	68	360	156
Interest on investment securities	313	206	591	417
Dividend income on FHLB stock	82	164	235	261
Interest on federal funds sold and other	158	19	302	67
Total interest income	17,521	18,675	34,280	32,774
Interest expense:
Interest on savings deposits, now and money market accounts	575	533	1,049	968
Interest on time deposits	1,993	1,736	3,842	3,343
Interest on subordinated debentures and other	907	901	1,812	921
Interest on other borrowed funds	12	6	29	8
Total interest expense	3,487	3,176	6,732	5,240
Net interest income	14,034	15,499	27,548	27,534
Provision (recapture) for credit losses	(4,188)	1,351	(4,188)	2,349

Net interest income after provision for credit losses	18,222	14,148	31,736	25,185
Noninterest income:
Service charges, fees and other	646	385	1,106	739
Gain on sale of loans	2,289	1,580	3,786	2,266
Loan servicing fees, net of amortization	(5)	167	257	289
Recoveries on loans acquired in business combinations	29	43	57	92
Increase in cash surrender value of life insurance	216	142	401	282
Gain on Sale of Securities	—	19	—	19
	3,175	2,336	5,607	3,687
Noninterest expense:
Salaries and employee benefits	4,243	3,542	8,426	7,066
Occupancy and equipment expenses	727	879	1,471	1,622
Data processing	454	528	806	925
Legal and professional	296	951	(91)	967
Office expenses	177	156	331	302
Marketing and business promotion	143	190	325	306
Insurance and regulatory assessments	205	274	410	526
Amortization of intangibles	87	104	181	165
OREO expenses	14	8	28	10
Other expenses	614	1,023	1,651	3,448
	6,960	7,655	13,538	15,337
Income before income taxes	14,437	8,829	23,805	13,535
Income tax expense	5,901	3,673	9,776	5,539
Net income	$8,536	$5,156	$14,029	$7,996

Net income per share
Basic	$0.67	$0.40	$1.09	$0.63
Diluted	$0.62	$0.38	$1.02	$0.58
Cash dividends declared per common share	$—	$—	$0.30	$0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$8,536	$5,156	$14,029	$7,996

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Change in unrealized gains (losses)	185	202	300	665
Reclassification of Gains Recognized in Net Income	—	(19)	—	(19)
	185	183	300	646
Related income tax effect:
Change in unrealized gains (losses)	(76)	(83)	(123)	(273)
Reclassification of Gains Recognized in Net Income	—	8	—	8
	(76)	(75)	(123)	(265)

Total other comprehensive income	109	108	177	381

Total comprehensive income	8,645	5,264	14,206	8,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY – (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(In thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2017	12,827,803	$142,651	$8,417	$30,784	$(267)	$181,585
Net income				14,029		14,029
Stock-based compensation			395			395
Cash dividend				(3,849)		(3,849)
Other comprehensive Income, net of taxes					177	177
Balance at June 30, 2017	12,827,803	$142,651	$8,812	$40,964	$(90)	$192,337

Balance at January 1, 2016	12,770,571	$141,873	$7,706	$14,259	$(193)	$163,645
Net income				7,996		7,996
Stock-based compensation			431			431
Cash dividend				(2,554)		(2,554)
Stock options exercised	57,232	778	(183)			595
Other comprehensive Income, net of taxes					381	381
Balance at June 30, 2016	12,827,803	$142,651	$7,954	$19,701	$189	$170,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net income	$14,029	$7,996
Adjustments to reconcile net income to net cash from
Operating activities:
Depreciation and amortization of premises, equipment and intangibles	664	719
Net amortization (accretion) of securities, loans, deposits, and other	(881)	(3,730)
Provision (recapture) for loan losses	(4,188)	2,349
Stock-based compensation	395	248
Gain on Sale of Securities	—	(19)
Gain on sale of loans	(3,786)	(2,266)
Increase in cash surrender value of life insurance	(401)	(282)
Loans originated and purchased for sale	(101,210)	(104,229)
Proceeds from loans sold	87,387	110,703
Other items	(2,392)	5,151
Net cash from operating activities	(10,383)	16,640
Investing activities
Decrease in interest-bearing deposits	245	6,252
Securities available for sale:
Purchases	(2,000)	—
Maturities, prepayments and calls	2,167	2,085
Sales	—	5,083
Purchase of FHLB stock and other equity securities, net	(27)	(2,998)
Net increase in loans	(57,571)	(15,749)
Purchase of life insurance	(10,000)	—
Net cash paid in connection with acquisition	—	(35,051)
Purchases of premises and equipment	(200)	(188)
Net cash from investing activities	(67,386)	(40,566)
Financing activities
Net increase (decrease) in demand deposits and savings accounts	93,373	(39,823)
Net increase (decrease) in time deposits	32,398	(20,018)
Net change in FHLB advances	—	10,000
Cash dividends paid	(3,849)	(2,554)
Issuance of subordinated debentures, net of issuance costs	—	49,304
Issuance of Common Stock	—	778
Net cash from financing activities	121,922	(2,313)
Net increase (decrease) in cash and cash equivalents	44,153	(26,239)
Cash and cash equivalents at beginning of period	118,713	113,891
Cash and cash equivalents at end of period	$162,866	$87,652
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$6,793	$5,479
Taxes paid	$9,690	$4,825
Non-cash investing and financing activities:
Transfer of loan to available for sale securities	$1,000	$—
Transfer of loans to held for sale	$67,188	$20,690
Securities held to maturity transferred to available for sale	$—	$433
Net change in unrealized holding gain on securities available for sale	$300	$647

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 - BUSINESS DESCRIPTION

RBB Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our wholly-owned banking subsidiaries, Royal Business Bank ("Bank") and RBB Asset Management Company ("RAM"), collectively referred to herein as "the Company". At June 30, 2017, the Company had total assets of $1.5 billion, gross loans of $1.1 billion, total deposits of $1.3 billion and total stockholders' equity of $192.3 million. On July 31, 2017, the Company completed its initial public offering of 3,750,000 shares at a price to the public of $23.00 per share. The Company’s stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

Royal Business Bank provides business banking services to the Chinese-American communities in Los Angeles County, Orange County, Ventura County and in Las Vegas, including remote deposit, E-banking, mobile banking, commercial and investor real estate loans, business loans and lines of credit, SBA 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts. RAM was formed to hold and manage problem assets acquired in business combinations.

The Company operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, West LA, and Westlake Village, California and Las Vegas, Nevada and a loan production office in the City of Industry, California.  The Company's primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

We generate our revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities.  We have also derived income from noninterest sources, such as fees received in connection with various lending and deposit services, residential mortgage loan originations, loan servicing and gain on sales of loans.  Our principle expenses include interest expense on deposits and subordinated debentures, and operating expenses, such as salaries and employee benefits, occupancy and equipment, data processing, and income tax expense.

We have completed four acquisitions from July 8, 2011 through February 19, 2016, including the acquisition of TFC Holding Company on February 19, 2016. Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. See Note 3. Acquisitions, for more information about the TFC acquisition.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results for the full year.  Certain amounts reported for 2016 have been reclassified to be consistent with the reporting for 2017.  These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the years ended December 31, 2016, 2015 and 2014, included in our registration statement filed under Form S-1.

Principles of Consolidation and Nature of Operations

The accompanying unaudited consolidated financial statements include the accounts of RBB Bancorp and its wholly-owned subsidiaries Royal Business Bank ("Bank") and RBB Asset Management Company ("RAM"), collectively referred to herein as "the Company".  All significant intercompany transactions have been eliminated.

RBB Bancorp was formed in January 2011 as a bank holding company.  RAM was formed in 2012 to hold and manage problem assets acquired in business combinations.

RBB Bancorp has no significant business activity other than its investments in Royal Business Bank and RAM.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 1 – Summary of Significant Policies in our Consolidated Financial Statements as of and for the periods ended December 31, 2016, 2015, and 2014, included in our registration statement on Form S-1.  The accompanying consolidated unaudited financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary to reflect a fair statement of our consolidated financial condition, results of operations, and cash flows. The results of operations for acquired companies are included from the dates of acquisition.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This Update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.  The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and one year later for nonpublic business entities.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The guidance does not apply to revenue associated with financial instruments and therefore the Company does not expect the new guidance to have a material impact on revenue closely associated with financial instruments, including interest income. The Company plans to perform an overall assessment of revenue streams that may be affected by the ASU including deposit related fees to determine if there would be a potential impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).  Changes made to the current measurement model primarily affect the accounting for equity securities and readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and one year later for nonpublic business entities.  Based upon a preliminary evaluation of the guidance in ASU No. 2016-01 the Company does not believe that the ASU will have a material impact on the Company’s consolidated financial statements.  The Company will continue to monitor any updates to the guidance.

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842).  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance.  The amendments in this Update are effective for interim and annual periods beginning after December 15, 2018, for public business entities and one year later for all other entities.  The Company has several lease agreements which are currently considered operating leases and are therefore not included on the Company’s Consolidated Balance Sheets.  Under the new guidance the Company expects that some of the lease agreements will have to be recognized on the Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability.  Based upon a preliminary evaluation the Company expects that the ASU will have an impact on the Company’s Consolidated Balance Sheets.  The Company will continue to evaluate how extensive the impact will be under the ASU on the Company’s consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718.)  ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Under ASU 2016-09, excess tax benefits and certain tax deficiencies will no longer be recorded in additional paid-in capital ("APIC").  Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated.  In addition, the guidance requires excess tax benefits be presented as an operating activity on the statement of cash flows rather than as a financing activity.  ASU 2016-09 also permits an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards.  Forfeitures can be estimated, as required today, or recognized when they occur.  This guidance is effective for public business entities for interim and annual reporting periods beginning after December 15, 2016, and for nonpublic business entities annual reporting periods beginning after December 15, 2017, and interim periods within the reporting periods beginning after December 15, 2018.  Early adoption is permitted, but all of the guidance must be adopted in the same period.  The Company plans to adopt ASU 2016-09 on January 1, 2018.  The Company plans to recognize forfeitures as they occur.  The adoption of the ASU will not have a material effect on the company’s financial statements or Disclosures.  The adoption of ASU 2016-09 could result in increased volatility to income tax expense that is reported related to excess tax benefits and tax.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instrument (Topic 326).  This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income.  In issuing the standard, the FASB is responding to criticism that today's guidance delays recognition of credit losses.  The standard will replace today's "incurred loss" approach with an "expected loss" model.  The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures.  This includes, but is not limited to, loans, leases, held to maturity securities, loan commitments, and financial guarantees.  The CECL model does not apply to available for sale ("AFS") debt securities.  For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today.  The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans.  ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses.  In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.  ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, for SEC filers, one year later for non SEC filing public business entities and annual reporting periods beginning after December 15, 2020, for nonpublic business entities and interim periods within the reporting periods beginning after December 15, 2021.  Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).  The Company has begun its evaluation of the impact of the implementation of ASU 2016-13.   The implementation of the provisions of ASU No. 2016-13 will most likely impact the Company’s Consolidated Financial Statements as to the level of reserves that will be required for credit losses.  The Company will continue to access the potential impact that this ASU will have on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and will require application using a retrospective transition method. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Currently, Topic 805 specifies three elements of a business – inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. This led many transactions to be accounted for as business combinations rather than asset purchases under legacy GAAP. The primary goal of ASU 2017-01 is to narrow the definition of a business, and the guidance in this update provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update should be applied prospectively on or after the effective date. The Company is currently evaluating this ASU to determine the impact on its consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350).  This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill.  As a result, under the ASU, “an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.”  ASU No. 2017-14 is effective for annual and any interim impairment tests performed in periods beginning after December 15, 2019 for public business entities that are SEC filers, December 15, 2020 for business entities that are not SEC filers, and December 15, 2021 for all other entities.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.   The Company will continue to access the potential impact that this ASU will have on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which is intended to enhance “the accounting for the amortization of premiums for purchased callable debt securities.” The ASU shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. Under current generally accepted accounting principles (GAAP), entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument.  The amendments in this Update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The ASU’s amendments are effective for public business entities for interim and annual periods beginning after December 15, 2018. For other entities, the amendments are effective for annual periods beginning after December 15, 2019, and interim periods thereafter. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The implementation of the provisions of ASU No. 2017-08 will most likely not have a material impact the Company’s consolidated financial statements. The Company will continue to access the potential impact that this ASU will have on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of codification Accounting.” The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-  entity to apply modification accounting. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU No. 2017-09 are effective for annual periods, and interim within those annual reporting periods, beginning after December 15, 2017; early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - ACQUISITIONS

On February 19, 2016, the Company acquired all the assets and assumed all the liabilities of TFC Holding Company in exchange for cash of $86.7 million. At closing, TFC primarily consisted of TomatoBank, its wholly owned subsidiary and $3.3 million of trust preferred debentures.  TFC Holding Company operated six branches in the Los Angeles metropolitan area. The Company acquired TFC Holding Company to strategically increase its existing presence in the Los Angeles area. Goodwill in the amount of $25.9 million was recognized in this acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill is not deductible for income tax purposes.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The total fair value of assets acquired approximated $469.9 million, which included $51.6 million in cash and cash equivalents, $2.3 million in interest bearing deposits in other financial institutions, $2.0 million in FHLB stock, $387.7 million in loans, $15.8 million in available for sale securities, $4.9 million in deferred tax assets, $225,000 in fixed assets, $1.7 million in core deposit intangible assets and $3.7 million in other assets. The total fair value of liabilities assumed was $409.1 million, which included $405.3 million in deposits, $3.3 million in subordinated debentures and $566,000 in other liabilities. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of February 19, 2016. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The Company determined the fair value of loans, leases, core deposit intangible, deposits, and subordinated debentures with the assistance of a third party valuation.

These fair values are estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier.  While additional significant changes to the closing date fair values are not expected, any information relative to the changes in these fair values will be evaluated to determine if such changes are due to events and circumstances that existed as of the acquisition date. During the measurement period, any such changes will be recorded as part of the closing date fair value.

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The excess of expected cash flows above the fair value of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20.

None of the loans acquired had evidence of deterioration of credit quality since origination for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable.

In accordance with generally accepted accounting principles there was no carryover of the allowance for loan losses that had been previously recorded by TFC Holding Company.

Non-recurring acquisition related expenses in connection with the TFC acquisition were $1.7 million for the six months ended June 30, 2016.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and held to maturity at June 30, 2017 and December 31, 2016, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,292	$—	$(84)	$5,208
Mortgage-backed securities
Government sponsored agencies	21,785	49	(243)	21,591
Corporate debt securities	13,317	153	(28)	13,442
	$40,394	$202	$(355)	$40,241

Held to maturity
Municipal taxable securities	$5,298	$299	$—	$5,597
Municipal securities	901	16	—	917
	$6,199	$315	$—	$6,514

December 31, 2016
Available for sale
Government agency securities	$5,453	$—	$(136)	$5,317
Mortgage-backed securities
Government sponsored agencies	23,913	38	(311)	23,640
Corporate debt securities	10,364	21	(65)	10,320
	$39,730	$59	$(512)	$39,277

Held to maturity
Municipal taxable securities	$5,301	$328	$—	$5,629
Municipal securities	913	11	—	924
	$6,214	$339	$—	$6,553

One security with a fair value of $867,000 and $933,000 was pledged to secure a local agency deposit at June 30, 2017 and December 31, 2016, respectively.

The amortized cost and fair value of the investment securities portfolio at June 30, 2017 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Within one year	$—	$—	$1,000	$1,002
Due from one through five years	26,314	26,231	2,782	2,942
Due from five to ten years	14,080	14,010	2,417	2,570
	$40,394	$40,241	$6,199	$6,514

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The following table summarizes available for sale securities with unrealized losses at June 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position.  There were no held to maturity securities in a continuous unrealized loss position at June 30, 2017 and December 31, 2016:

	Less than Twelve Months		Twelve Months or More			Total
	Unrealized	Estimated	Unrealized	Estimated		Unrealized	Estimated
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value		Losses	Fair Value
June 30, 2017
Government agency securities	$84	$5,208	$—	$—		$84	$5,208
Mortgage-backed securities						—
Government sponsored agencies	167	15,475	76	2,222		243	17,697
Corporate debt securities	28	1,977	—	—		28	1,977
Total available for sale	$279	$22,660	$76	$2,222	0	$355	$24,882

December 31, 2016
Government agency securities	$136	$5,317	$—	$—		$136	$5,317
Mortgage-backed securities
Government sponsored agencies	221	16,231	90	2,504		311	18,735
Corporate debt securities	65	5,147	—	—		65	5,147
Total available for sale	$422	$26,695	$90	$2,504	0	$512	$29,199

Unrealized losses have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell, it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the bonds approach maturity.

Management evaluates securities for other-than-temporary impairment ("OTTI") on at least a semi-annual basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company's loan portfolio consists primarily of loans to borrowers within Los Angeles, Ventura and Orange County, California and Las Vegas, Nevada.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company's market area and, as a result, the Company's loan and collateral portfolios are, to some degree, concentrated in those industries.

The following tables present the balance and activity related to the allowance for loan losses for held for investment loans by type for the periods presented.

	Three Months Ended June 30,
	2017				2016
(dollars in thousands)	Real Estate	Commercial	Unallocated	Total	Real Estate	Commercial	Unallocated	Total
Beginning balance	$6,942	$7,244	$—	$14,186	$7,000	$3,798	$—	$10,798
Additions (reductions) to the allowance charged to expense	(509)	(4,489)	810	(4,188)	2,455	(1,104)	—	1,351
Recoveries on loans charged-off	—	629	—	629	—	—	—	—
Ending balance	$6,433	$3,384	$810	$10,627	$9,455	$2,694	$—	$12,149

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

	Six Months Ended June 30,
	2017				2016
(dollars in thousands)	Real Estate	Commercial	Unallocated	Total	Real Estate	Commercial	Unallocated	Total
Beginning balance	$8,111	$6,051	$—	$14,162	$5,788	$4,235	$—	$10,023
Additions (reductions) to the allowance charged to expense	(1,678)	(3,320)	810	(4,188)	3,667	(1,318)	—	2,349
Recoveries on loans charged-off	—	653	—	653	—	—	—	—
	6,433	3,384	810	10,627	9,455	2,917	—	12,372
Less loans charged-off	—	—	—	—	—	(223)	—	(223)

Ending balance	$6,433	$3,384	$810	$10,627	$9,455	$2,694	$—	$12,149

The following table presents the recorded investment in loans and impairment method as of and for the six months ended June 30, 2017 and June 30, 2016, and the activity in the allowance for loan losses for the year ended December 31, 2016, by portfolio segment:

(dollars in thousands)
As of and for the six months ended June 30, 2017	Real Estate	Commercial	Unallocated	Total
Reserves:
Specific	$—	$—	$—	$—
General	6,433	3,384	810	10,627
Loans acquired with deteriorated credit quality	—	—	—	—
	$6,433	$3,384	$810	$10,627
Loans evaluated for impairment:
Individually	$4,843	$3,638	$—	$8,481
Collectively	752,488	384,719	—	1,137,207
Loans acquired with deteriorated credit quality	317	—	—	317
	$757,648	$388,357	$—	$1,146,005

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

As of and for the six months ended June 30, 2016	Real Estate	Commercial	Unallocated	Total
Reserves:
Specific	$—	$337	$—	$337
General	9,455	2,357	—	11,812
Loans acquired with deteriorated credit quality	—	—	—	—
	$9,455	$2,694	$—	$12,149
Loans evaluated for impairment:
Individually	$2,546	$4,916	$—	$7,462
Collectively	829,622	351,626	—	1,181,248
Loans acquired with deteriorated credit quality	717		—	717
	$832,885	$356,542	$—	$1,189,427

As of December 31, 2016
Allowance for loan losses:
Beginning of year	$5,788	$4,235	$—	$10,023
Provisions	2,323	2,651	—	4,974
Charge-offs	—	(835)	—	(835)
Recoveries	—	—	—	—
	$8,111	$6,051	$—	$14,162
Reserves:
Specific	$—	$1,782	$—	$1,782
General	8,111	4,269	—	12,380
Loans acquired with deteriorated credit quality	—	—	—	—
	$8,111	$6,051	$—	$14,162
Loans evaluated for impairment:
Individually	$2,556	$3,577	$—	$6,133
Collectively	744,349	359,234	—	1,103,583
Loans acquired with deteriorated credit quality	730	—	—	730
	$747,635	$362,811	$—	$1,110,446

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis typically includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans.  This analysis is performed on an ongoing basis as new information is obtained.  The Company uses the following definitions for risk ratings:

Pass - Loans classified as pass include loans not meeting the risk ratings defined below.

Special Mention - Loans classified as special mention have a potential weakness that deserves management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard - Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Impaired - A loan is considered impaired, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Additionally, all loans classified as troubled debt restructurings are considered impaired.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The risk category of loans by class of loans was as follows at June 30, 2017 and December 31, 2016:

(dollars in thousands)		Special
June 30, 2017	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$99,943	$—	$—	$296	$100,239
Commercial real estate	400,141	16,349	18,167	4,547	439,204
Single-family residential mortgages	218,205	—	—	—	218,205
Commercial:
Other	225,406	1,232	3,346	—	229,984
SBA	150,270	1,858	2,607	3,638	158,373
	$1,093,965	$19,439	$24,120	$8,481	$1,146,005

December 31, 2016
Real estate:
Construction and land development	$87,174	$1,932	$—	$303	$89,409
Commercial real estate	475,499	4,562	19,484	2,253	501,798
Single-family residential mortgages	136,206	13,950	6,272	—	156,428
Commercial:
Other	194,227	—	9,616	—	203,843
SBA	151,066	1,934	2,391	3,577	158,968
	$1,044,172	$22,378	$37,763	$6,133	$1,110,446

The following table presents the recorded investment in non-accrual loans by class of loans.  There were no loans past due 90 days and still on accrual at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(dollars in thousands)	2017	2016
Commercial real estate	$2,263	$—
Commercial:
SBA	$3,638	$3,577

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The following table presents the aging of the recorded investment in past-due loans at June 30, 2017 and December 31, 2016 by class of loans:

	30-59	60-89	Greater Than
(dollars in thousands)	Days	Days	89 Days	Total	Loans Not
June 30, 2017	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Real estate:
Construction and land development	$—	$—	$—	$—	$100,239	$100,239
Commercial real estate	16,810	1,324	2,263	20,397	418,807	439,204
Single-family residential mortgages	195	—	—	195	218,010	218,205
Commercial:				—
Other	245	680	—	925	229,059	229,984
SBA	—	1,434	3,638	5,072	153,301	158,373
	$17,250	$3,438	$5,901	$26,589	$1,119,416	$1,146,005

December 31, 2016
Real estate:
Construction and land development	$—	$—	$—	$—	$89,409	$89,409
Commercial real estate	—	—	—	—	501,798	501,798
Single-family residential mortgages	—	—	—	—	156,428	156,428
Commercial:
Other	343	—	—	343	203,500	203,843
SBA	—	—	3,577	3,577	155,391	158,968
	$343	$—	$3,577	$3,920	$1,106,526	$1,110,446

Information relating to individually impaired loans presented by class of loans was as follows at June 30, 2017 and December 31, 2016:

	Unpaid
(dollars in thousands)	Principal	Recorded	Average	Interest	Related
June 30, 2017	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$296	$296	$299	$11	$—
Commercial real estate	4,547	4,547	3,400	161	—
Commercial - SBA	3,638	3,638	3,599	—	—
Total	$8,481	$8,481	$7,298	$172	$—

December 31, 2016
With no related allowance recorded
Construction and land development	$303	$303	$309	$21	$—
Commercial real estate	2,253	2,253	1,710	280	—
Commercial - SBA	18	18	93	—	—
Subtotal	2,574	2,574	2,112	301	—

With an allowance recorded
Commercial - SBA	3,559	3,559	3,559	—	1,782
Total	$6,133	$6,133	$5,671	$301	$1,782

No interest income was recognized on a cash basis for the six months ended June 30, 2017 and 2016 and for the year ended December 31, 2016.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The Company had five and six loans identified as troubled debt restructurings ("TDR's") at June 30, 2017 and December 31, 2016, respectively.  A specific reserve of  $1,782,000 had been allocated for one loan at December 31, 2016.  There were no specific reserves on TDRs as of June 30, 2017.  There are no commitments to lend additional amounts at June 30, 2017 and December 31, 2016 to customers with outstanding loans that are classified as TDR's.

During the year ended December 31, 2016, the terms of certain loans were modified as TDR's.  The modification of the terms generally included loans where a moratorium on loan payments was granted.  Such moratoriums ranged from three months to six months on the loans restructured in 2016.

The following table presents loans by class modified as TDR's that occurred during the year ended December 31, 2016.  There were no new TDRs for 2017 as of June 30, 2017:

		Pre-	Post-
		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded
December 31, 2016	Loans	Investment	Investment
Commercial real estate	1	$1,047	$1,047

The Company has purchased loans as part of its whole bank acquisitions, for which there was at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

The outstanding balance and carrying amount of purchased credit-impaired loans at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
(dollars in thousands)	2017	2016
Outstanding balance	$327	$878
Carrying amount	$317	$730

For these purchased credit-impaired loans, the Company did not increase the allowance for loan losses during the six months ended June 30, 2017 or for the year ended December 31, 2016, as there were no significant reductions in the expected cash flows.

Below is a summary of activity in the accretable yield on purchased credit-impaired loans for the six months ended June 30, 2017 and for the year ended December 31, 2016:

	June 30,	December 31,
(dollars in thousands)	2017	2016
Beginning balance	$142	$349
Restructuring as TDR	—	(22)
Accretion of income	(132)	(185)
Ending balance	$10	$142

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets.  The principal balances at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
(dollars in thousands)	2017	2016
Loans serviced for others:
Mortgage loans	$273,860	$259,207
SBA loans	$147,260	$110,263

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Activity for servicing assets follows:

The fair value of servicing assets for mortgage loans was $1,058,000 and $1,184,000 at June 30, 2017 and December 31, 2016, respectively.  The fair value of servicing assets for SBA loans was $4,341,000 and $3,142,000 at June 30, 2017 and December 31, 2016, respectively.

Servicing fees net of servicing asset amortization totaled $257,000 and $289,000 for the six months ended June 30, 2017 and 2016, respectively.

When mortgage and Small Business Administration ("SBA") loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans.  Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount.  Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.  If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of year	$1,002	$2,702	$298	$1,807
Additions	222	1,454	356	533
Disposals	(124)	(185)	(2)	(10)
Amortized to expense	(174)	(236)	(59)	(150)
End of period	$926	$3,735	$593	$2,180

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually.  The Company has selected December 31 as the date to perform the annual impairment test.  Goodwill amounted to $29.9 million at June 30, 2017 and December 31, 2016, and is the only intangible asset with an indefinite life on the balance sheet.  There were no impairment losses recognized on goodwill during the six months ended June 30, 2017 and 2016.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions.   CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years.  CDI was recognized in the 2013 acquisition of Los Angeles National Bank and in the 2016 acquisition of TFC Holding Company.  The unamortized balance at June 30, 2017 and December 31, 2016 was $1,612,000 and $1,793,000, respectively, for both Los Angeles National Bank and TFC Holding Company.  CDI amortization expense was $181,000 and $165,000 for the six months ended June 30, 2017 and June 30, 2016, respectively, for both Los Angeles National Bank and TFC Holding Company.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Estimated CDI amortization expense for future years is as follows (dollars in thousands):

Year ending December 31:
2017 remaining	$174
2018	311
2019	274
2020	244
2021	172
Thereafter	437
Total	$1,612

NOTE 8 - DEPOSITS

At June 30, 2017, the scheduled maturities of time deposits are as follows:

(dollars in thousands)
One year	$705,907
Two to three years	8,198
$714,105

NOTE 9 - LONG-TERM DEBT

At June 30, 2017 and December 31, 2016 long-term debt was as follows:

(dollars in thousands)

6.5% fixed to floating rate subordinated debentures, due March 31, 2026

	June 30,	December 31,
	2017	2016
Principal	$50,000	$50,000
Unamortized debt issuance costs	$544	$617

In March 2016, the Company issued $50 million of 6.5% fixed to floating rate subordinated debentures, due March 31, 2026. The interest rate is fixed through March 31, 2021 and floats at 3 month LIBOR plus 516 basis points thereafter. The sub-debt is considered Tier-two capital at the Company. The Company allocated $35 million to the Bank as Tier-one capital.

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Bancorp, acquired TFC Statutory Trust.  The Trust contained a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC Bancorp issued $5,000,000 of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore the trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition which was $3,255,000. There was a $1,900,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The amount of amortization expense recognized for the six months ended June 30, 2017 and 2016 was $45,000 and $32,000, respectively.   The Company also purchased an investment in the common stock of the trust for $155,000 which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Federal Reserve Bank on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.65%, which was 2.90% and 2.61% at June 30, 2017 and December 31, 2016, respectively.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 11 - BORROWING ARRANGEMENTS

The Company has established secured and unsecured lines of credit.  The Company may borrow funds from time to time on a term or overnight basis from the Federal Home Loan Bank of San Francisco ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB") and other financial institutions as indicated below.

Federal Funds Arrangements with Commercial Banks.  At June 30, 2017, the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $5.0 million overnight from Zions Bank, Wells Fargo Bank, First Tennessee National Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements.  At June 30, 2017, the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit.  The secured borrowing capacity of $14.9 million at June 30, 2017 is collateralized by loans pledged with a carrying value of $25.3 million.

FHLB Secured Line of Credit.  The secured borrowing capacity of $349.8 million at June 30, 2017 is collateralized by loans pledged with a carrying value of $397.9 million.

There were no amounts outstanding under any of the arrangements above at June 30, 2017 or December 31, 2016.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the six months ended June 30, 2017 and 2016, the Company recorded an income tax provision of $9.8 million and $5.5 million, respectively, reflecting an effective tax rate of 41.1% and 40.9% for the six months ended June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017 and 2016, the Company recorded an income tax provision of $5.9 million and $3.7 million, respectively, reflecting and effective tax rate of 40.9% and 41.6% for the three months ended June 30, 2017 and 2019, respectively.

NOTE 13 - COMMITMENTS

The Company leases several of its operating facilities under various noncancellable operating leases expiring at various dates through 2022.  The Company is also responsible for common area maintenance, taxes and insurance at the various branch locations.

Future minimum rent payments on the Company's leases were as follows at June 30, 2017:

(dollars in thousands)
Year ending December 31:
2017 remaining	$741
2018	1,314
2019	754
2020	496
2021	382
Thereafter	130
$3,817

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense.  Total rental expense, recognized on a straight-line basis, was $742,000 and $830,000 for the six month ended June 30, 2017 and 2016, respectively.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers.  These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit.  Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the Company's financial statements.

The Company's exposure to loan loss in the event of nonperformance on these financial commitments is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

At June 30, 2017 and December 31, 2016, the Company had the following financial commitments whose contractual amount represents credit risk:

	June 30,	December 31,
(dollars in thousands)	2017	2016
Commitments to make loans	$82,967	$68,003
Unused lines of credit	105,917	92,378
Commercial and similar letters of credit	5,048	8,966
Standby letters of credit	1,545	1,250
	$195,477	$170,597

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.  The Company evaluates each client's credit worthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Company is based on management's credit evaluation of the customer.

The Company is involved in various matters of litigation which have arisen in the ordinary course of business and accruals for estimates of potential losses have been provided when necessary and appropriate under generally accepted accounting principles.  In the opinion of management, the disposition of such pending litigation will not have a material effect on the Company's financial statements.

NOTE 14 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	June 30,	December 31,
(dollars in thousands)	2017	2016
Beginning balance	$3,445	$3,971
New loans and advances	900	1,274
Repayments	(3,345)	(1,800)
Ending balance	$1,000	$3,445

Loan commitments outstanding to executive officers, directors and their related interests with whom they are associated totaled approximately $3.4 million and $2.3 million at June 30, 2017 and December 31, 2016, respectively.

Deposits from principal officers, directors, and their affiliates at June 30, 2017 and December 31, 2016 were $35.5million and $37.2 million, respectively.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 15 - STOCK-BASED COMPENSATION

RBB Bancorp 2017 Omnibus Stock Incentive Plan.

The 2017 Omnibus Stock Incentive Plan, or OSIP, was adopted by the Company’s board of directors on January 18, 2017 and approved by the Company’s shareholders at the Company’s annual meeting on May 23, 2017. The OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the 2017 OSIP, or 3,848,341 shares. This represents 24% of the issued and outstanding shares of the Company’s common stock as of June 30, 2017.  As of June 30, 2017, there were 1,353,207 shares of common stock available for issuance under the OSIP. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

RBB Bancorp 2010 Stock Option Plan

Under the 2010 Plan, the Company was permitted to grant awards to eligible persons in the form of qualified and non-qualified stock options. The Company reserved up to 30% of the issued and outstanding shares of common stock as of the date the Company adopted the 2010 Plan or 3,494,478 shares, for issuance under the 2010 Plan. After approval of the OSIP at the Company’s annual meeting on May 23, 2017, no additional grants will be made under the 2010 Plan.  The 2010 Plan has terminated and options that were granted under that Plan have become subject to the OSIP.  Awards that were granted under the 2010 Plan will remain exercisable pursuant to the terms and conditions set forth in individual award agreements, but such awards will be assumed and administered under the OSIP. The 2010 Plan award agreements allow for acceleration of exercise privileges of grants upon occurrence of a change in control of the Company. If a participant’s job is terminated for cause, then all unvested awards expire at the date of termination.

The Company recognized stock-based compensation expense of $395,000 and $431,000 and recognized income tax benefits on that expense of $121,000 and $123,000 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 16 - REGULATORY MATTERS

Holding companies (with assets over $1 billion at the beginning of the year) and banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. The new rules became effective on January 1, 2015, with certain of the requirements phased-in over a multi-year schedule.  Under the rules, minimum requirements increased for both the quantity and quality of capital held by the Bank.  The rules include a new common equity Tier 1 ("CET1") capital to risk-weighted assets ratio with minimums for capital adequacy and prompt corrective action purposes of 4.5% and 6.5%, respectively.  The minimum Tier 1 capital to risk-weighted assets ratio was raised from 4.0% to 6.0% under the capital adequacy framework and from 6.0% to 8.0% to be well-capitalized under the prompt corrective action framework.  In addition, the rules introduced the concept of a "conservation buffer" of 2.5% applicable to the three capital adequacy risk-weighted asset ratios (CET1, Tier 1, and Total).  The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The capital conservation buffer for June 30, 2017 is 9.53% and 7.96% for the Bank and Bancorp, respectively. If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital.  Management believes, at June 30, 2017 and December 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2016, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category).  To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The following table sets forth RBB Bancorp's consolidated and the Bank's actual capital amounts and ratios and related regulatory requirements for the Bank at June 30, 2017:

			Amount of Capital Required
					To Be Well-
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2017:
Tier 1 Capital (to average assets)
Consolidated	$164,457	11.24%	NA	NA	NA	NA
Bank	$194,646	13.32%	$58,448	4.0%	$73,060	5.0%
CET1 capital (to risk-weighted assets)
Consolidated	$161,196	13.68%	NA	NA	NA	NA
Bank	$194,646	16.58%	$52,818	4.5%	$76,293	6.5%
Tier 1 capital (to risk-weighted assets)
Consolidated	$164,457	13.96%	NA	NA	NA	NA
Bank	$194,646	16.58%	$70,424	6.0%	$93,899	8.0%
Total capital (to risk-weighted assets)
Consolidated	$225,057	19.10%	NA	NA	NA	NA
Bank	$205,790	17.53%	$93,899	8.0%	$117,374	10.0%

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The following table sets forth RBB Bancorp's consolidated and the Bank's actual capital amounts and ratios and related regulatory requirements for the Bank at December 31, 2016:

			Amount of Capital Required
					To Be Well-
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Tier 1 Capital (to average assets)
Consolidated	$153,682	11.00%	NA	NA	NA	NA
Bank	$178,645	12.81%	$55,777	4.0%	$69,722	5.0%
CET1 capital (to risk-weighted assets)
Consolidated	$150,786	13.30%	NA	NA	NA	NA
Bank	$178,645	15.81%	$50,860	4.5%	$73,464	6.5%
Tier 1 capital (to risk-weighted assets)
Consolidated	$153,682	13.56%	NA	NA	NA	NA
Bank	$178,645	15.81%	$67,813	6.0%	$90,417	8.0%
Total capital (to risk-weighted assets)
Consolidated	$217,244	19.17%	NA	NA	NA	NA
Bank	$192,784	17.06%	$90,417	8.0%	$113,021	10.0%

The California Financial Code generally acts to prohibit banks from making a cash distribution to its shareholders in excess of the lesser of the bank's undivided profits or the bank's net income for its last three fiscal years less the amount of any distribution made by the bank's shareholders during the same period.

The California general corporation law generally acts to prohibit companies from paying dividends on common stock unless its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend.  If a company fails this test, then it may still pay dividends if after giving effect to the dividend the company's assets are at least 125% of its liabilities.

Additionally, the Federal Reserve Bank has issued guidance which requires that they be consulted before payment of a dividend if a bank holding company does not have earnings over the prior four quarters of at least equal to the dividend to be paid, plus other holding company obligations.

NOTE 17 - FAIR VALUE MEASUREMENTS

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities:  The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2).

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.  Fair values are generally based on third party appraisals of the property which are commonly adjusted by management to reflect an expectation of the amount to be ultimately collected and selling costs (Level 3).

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Appraisals for other real estate owned are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered.  No significant adjustments to appraised values have been made as a result of this comparison process as of June 30, 2017.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at June 30, 2017 and December 31, 2016:

(dollars in thousands)	Fair Value Measurements Using:
June 30, 2017	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$5,208		$5,208
Mortgage-backed securities				—
Government sponsored agencies		21,591		21,591
Corporate debt securities		13,442		13,442
	$—	$40,241	$—	$40,241

On a non-recurring basis:
Other real estate owned	$—	$—	$833	$833

December 31, 2016
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$5,317		5,317
Mortgage-backed securities
Government sponsored agencies		23,640		23,640
Corporate debt securities		10,320		10,320
	$—	$39,277	$—	$39,277

On a non-recurring basis:
Other real estate owned	$—	$—	$833	$833

No write-downs to OREO were recorded in for the six months ended June 30, 2017 or for the year ended December 31, 2016.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Quantitative information about the Company's non-recurring Level 3 fair value measurements at June 30, 2017 and December 31, 2016 is as follows:

					Weighted-
(dollars in thousands)	Fair Value	Valuation	Unobservable	Adjustment	Average
June 30, 2017	Amount	Technique	Input	Range	Adjustment
Other real estate owned	$833	Third Party	Management Adjustments	10% - 15%	12%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs
December 31, 2016
Other real estate owned	$833	Third Party	Management Adjustments	10% - 15%	12%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The following methods and assumptions were used to estimate the fair value of significant financial instruments not previously presented:

Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values.

Time Deposits in Other Banks

Fair values for time deposits with other banks are estimated using discounted cash flow analyses, using interest rates currently being offered with similar terms.

Mortgage Loans Held for Sale

The Company records mortgage loans held for sale at fair value based on the net premium received on recent sales of mortgage loans for identical pools of loans.

Loans

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts.  The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.  The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Deposits

The fair values disclosed for demand deposits, including interest and non-interest demand accounts, savings, and certain types of money market accounts are, by definition based on carrying value.  Fair value for fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits.  Early withdrawal of fixed-rate certificates of deposit is not expected to be significant

Long-Term Debt

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Subordinated Debentures

The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair value of these financial instruments is not material.

The fair value hierarchy level and estimated fair value of significant financial instruments at June 30, 2017 and December 31, 2016 are summarized as follows:

		June 30,		December 31,
		2017		2016
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$104,366	$104,366	$74,213	$74,213
Federal funds sold and other cash equivalents	Level 1	58,500	58,500	44,500	44,500
Interest-bearing deposits in other financial institutions	Level 1	100	100	345	345
Investment securities - AFS	Level 2	40,241	40,241	39,277	39,277
Investment securities - HTM	Level 2	6,199	6,514	6,214	6,553
Mortgage loans held for sale	Level 1	83,263	85,024	44,345	45,433
Loans, net	Level 3	1,135,378	1,133,275	1,096,284	1,095,944

Financial Liabilities:
Deposits	Level 2	1,278,448	1,278,254	$1,152,763	$1,140,707
Long-term debt	Level 2	49,456	48,368	49,383	48,447
Subordinated debentures	Level 3	3,379	3,351	3,334	3,334

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 19 - EARNINGS PER SHARE ("EPS")

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

	Six Months Ended
	June 30
	2017		2016
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$14,029		$7,996
Shares outstanding		12,827,803		12,827,803
Impact of weighting shares				(56,541)
Used in basic EPS	14,029	12,827,803	7,996	12,771,262
Dilutive effect of outstanding
Stock options		970,672		900,392
Used in dilutive EPS	$14,029	13,798,475	$7,996	13,671,654

Basic earnings per common share	$1.09		$0.63
Diluted earnings per common share	$1.02		$0.58

	Three Months Ended
	June 30
	2017		2016
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$8,536		$5,156
Shares outstanding		12,827,803		12,827,803
Impact of weighting shares				(56,541)
Used in basic EPS	8,536	12,827,803	5,156	12,771,262
Dilutive effect of outstanding
Stock options		1,035,470		902,397
Used in dilutive EPS	$8,536	13,863,273	$5,156	13,673,659

Basic earnings per common share	$0.67		$0.40
Diluted earnings per common share	$0.62		$0.38

NOTE 20 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At June 30, 2017 and December 31, 2016, the balance of the investment for qualified affordable housing projects was $5,867,000 and $986,000, respectively.  This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets.  Total unfunded commitments related to the investments in qualified housing projects totaled $4,600,000 and $840,000 at June 30, 2017 and December 31, 2016, respectively.  The Company expects to fulfill these commitments during the years ending 2027 and 2028.

For the six months ended June 30, 2017 and 2016, the Company recognized amortization expense of $119,000 and $6,000, respectively, which was included within income tax expense on the consolidated statements of income.

NOTE 21 - RECENT DEVELOPMENTS

On July 31, 2017, the Company completed its initial public offering of 3,750,000 shares at a price to the public of $23.00 per share and a total offering size of $86,250,000. The offering was originally 3,000,000 shares but due to demand, it was increased  to 3,750,000 shares. The Company sold 2,857,756 shares and the selling shareholders sold 892,244 shares of the Company’s common stock. The offering resulted in gross proceeds to the Company of approximately $61.8 million. The Company intends to contribute $25 million of the net proceeds received from this offering to the Bank. Our stock now trades on the Nasdaq Global Select Market under the symbol “RBB”.  The increase to capital net of expenses is approximately $60.3 million.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Included in the nonperforming assets at June 30, 2017 and 2016 is a SBA loan for $3.6 million that, pursuant to a SBA loan guaranty, the Company received full payment on the guarantee in July 2017.

There was $20.8 million in loans past due 30-89 days at June 30, 2017, as presented in Note 5 of the notes to consolidated financial statements. Of the $20.8 million, three loans for $5.5 million have paid off, five loans for $13.9 million are current, and one loan for $1.4 million remains delinquent.  The $13.9 million includes a loan acquired from TomatoBank for $12.7 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis for the six months ended June 30, 2017. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of June 30, 2017 compared to December 31, 2016 for the balance sheets and the six months ended June 30, 2017 compared to June 30, 2016 for the statements of income.

Because we conduct our material business operations through our bank subsidiary, Royal Business Bank, the discussion and analysis relates to activities primarily conducted by the Bank. We generate most of our revenue from interest on loans and investments and fee-based revenues. Our primary source of funding for our loans is deposits. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance primarily through our net income, pre-tax and pre-loan provision earnings, net interest margin, efficiency ratio, ratio of allowance for credit losses to total loans, return on average assets and return on average equity, among other metrics, while maintaining appropriate regulatory leverage and risk-based capital ratios.

This Report on Form 10-Q contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our results of operations, financial condition and financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic market areas;
•	economic, market, operational, liquidity, credit and interest rate risks associated with our business;
•	lack of seasoning in our loan portfolio;
•	deteriorating asset quality and higher loan charge-offs;
•	the laws and regulations applicable to our business;
•	our ability to achieve organic loan and deposit growth and the composition of such growth;
•	increased competition in the financial services industry, nationally, regionally or locally;
•	our ability to maintain our historical earnings trends;
•	our ability to raise additional capital to implement our business plan;
•	material weaknesses in our internal control over financial reporting;
•	systems failures or interruptions involving our information technology and telecommunications systems or third-party servicers;
•	the composition of our management team and our ability to attract and retain key personnel;
•	the fiscal position of the U.S. federal government and the soundness of other financial institutions;
•	our ability to monitor our lending relationships;
•	the composition of our loan portfolio, including the identity of our borrowers and the concentration of loans in energy-related industries and in our specialized industries;

•	the portion of our loan portfolio that is comprised of participations and shared national credits;
•	the amount of nonperforming and classified assets we hold;
•	time and effort necessary to resolve nonperforming assets;
•	our ability to identify potential candidates for, consummate, and achieve synergies resulting from, potential future acquisitions;
•	our limited operating history as an integrated company and our recent acquisitions;
•	environmental liability associated with our lending activities;
•	the geographic concentration of our markets in California and the southwest United States;
•	the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;
•

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, such as the Dodd-Frank Act, and their application by our regulators;

•	requirements to remediate adverse examination findings;
•	changes in the scope and cost of FDIC deposit insurance premiums;
•	implementation of regulatory initiatives regarding bank capital requirements that may require heightened capital;
•	the obligations associated with being a public company;
•	our success at managing the risks involved in the foregoing items;
•	our modeling estimates related to an increased interest rate environment;
•	our ability to achieve the cost savings and efficiencies in connection with branch closures; and
•	our estimates as to our expected operational leverage and the expected additional loan capacity of our relationship managers.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of RBB Bancorp and its wholly owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our audited financial statements included in our registration statement on Form S-1 filed with the SEC, for the year ended December 31, 2016, and the unaudited consolidated financial statements and accompanying notes presented elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company’s unaudited consolidated financial statements are based upon its unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

The following is a summary of the more judgmental and complex accounting estimates and principles. In each area, we have identified the variables we believe are most important in our estimation process. We utilize information available to us to make the necessary estimates to value the related assets and liabilities. Actual performance that differs from our estimates and future changes in the key variables and information could change future valuations and impact the results of operations.

•	Loans held for investment
•	Loans available for sale
•	Securities
•	Allowance for loan losses (ALLL)
•	Goodwill and other intangible assets
•	Deferred income taxes
•	Servicing rights
•	Income Taxes
•	Stock-Based Compensation

Our significant accounting policies are described in greater detail in our 2016 audited financial statements included in the Form S-1 in “Note 1 -- Summary of Significant Accounting Policies” section, and in the “Critical Accounting Policies and Estimates” section, included in our registration statement on Form S-1 as filed with the SEC on July 25, 2017, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the second quarter of 2017, we reported net earnings of $8.5 million, compared with $5.5 million for the first quarter of 2017 and $5.2 million for the second quarter of 2016. This represented an increase of $3.0 million over the prior quarter and an increase of $3.4 million from the second quarter of 2016. Diluted earnings per share were $0.62 per share for the second quarter of 2017, compared to $0.40 in the prior quarter and $0.38 for the same period last year. Included in the net income for the three months ended June 30, 2017 is a recapture of the provision for loan losses of $4.2 million, reflecting the receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the allowance for loan losses.

At June 30, 2017, total assets were $1.5 billion, an increase of $138.0 million, or 9.9%, from total assets of $1.4 billion at December 31, 2016. Interest-earning assets were $1.3 billion as of June 30, 2017, an increase of $89.2 million, or 7.2%, when compared with $1.3 billion at December 31, 2016. The increase in interest-earning assets was primarily due to a $35.6 million increase in total loans, a $44.2 million increase in cash and cash equivalents, and a $38.9 million increase in mortgage loans held for sale.

At June 30, 2017, available for sale (AFS) investment securities totaled $40.2 million inclusive of a pre-tax unrealized loss of $153,000, compared to $39.3 million inclusive of a pre-tax unrealized loss of $453,000 at December 31, 2016.   At June 30, 2017, held to maturity (HTM) investment securities totaled $6.2 million.

Total loans and leases, net of deferred fees and discounts, were $1.2 billion at June 30, 2017, compared to $1.1 billion at December 31, 2016 and $1.2 billion at June 30, 2016. Total loans and leases, net of deferred fees and discounts increased $35.6 million, or 3.2%, from December 31, 2016. The $35.6 million increase in total loans was principally due to increases of approximately $61.8 million in single-family residential (SFR) mortgage loans, $26.1 million in commercial and industrial loans, $10.8 million in construction loans and partially offset by decreases of $26.1 million in commercial real estate loans and $595,000 in SBA loans.

Noninterest-bearing deposits were $215.7 million at June 30, 2017, an increase of $41.4 million, or 23.8%, compared to $174.3 million at December 31, 2016. At June 30, 2017, noninterest-bearing deposits were 16.9% of total deposits, compared to 15.1% at December 31, 2016.  The growth in non-interest deposits is mainly due to marketing efforts by our branches and by branch management.

Our average cost of total deposits was 0.99% for the quarter ended June 30, 2017, compared to 0.86% for the same period last year. The increase is due to a slight increase in rates of 13 basis point offset by a decrease in volume due to TomatoBank deposit runoff. Borrowings, consisting of long-term debt, remained constant at $52.8 million as of June 30, 2017 compared to $52.7 million as of December 31, 2016.  Although we borrowed from the FHLB during the quarter, we had no FHLB borrowings at June 30, 2017.

The allowance for loan losses was $10.6 million at June 30, 2017, compared to $14.2 million at December 31, 2016. The allowance for loan losses decreased by $3.6 million for the second quarter of 2017. The decrease was due to the recapture of the loan loss provision as described above.  The allowance for loan losses to total loans and leases outstanding was 0.93% and 1.28% as of June 30, 2017 and December 31, 2016, respectively.

Shareholders’ equity increased $10.8 million, or 5.9%, to $192.3 million during the first half of 2017 as $14.0 million of net income, $394,000 of additional paid in capital and $177,000 increase in accumulated other comprehensive income exceeded $3.8 million of common dividends declared. The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on available for sale securities.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of June 30, 2017, the Company’s Tier 1 leverage capital ratio totaled 11.24%, our common equity Tier 1 ratio totaled 13.68%, our Tier 1 risk-based capital ratio totaled 13.96%, and our total risk-based capital ratio totaled 19.10%. Refer to our Regulatory Capital Requirements for further discussion on regulatory capital ratios. Subsequent to the quarter-end we raised $60.3 million in common stock (which was net of $1.5 million in expenses) through our initial public offering (IPO), which was completed on July 31, 2017.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended				For the Six Months Ended
	June 30,		Variance		June 30,		Variance
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands, except per share amounts)
Interest income	$17,521	$18,675	$(1,154)	-6.2%	$34,280	$32,774	$1,506	4.6%
Interest expense	3,487	3,176	(311)	-9.8%	6,732	5,240	(1,492)	-28.5%
Net interest income	14,034	15,499	(1,465)	-9.5%	27,548	27,534	14	0.1%
Provision (recapture) for loan losses	(4,188)	1,351	5,539	410.0%	(4,188)	2,349	6,537	278.3%
Net interest income after provision for credit losses	18,222	14,148	4,074	28.8%	31,736	25,185	6,551	26.0%
Noninterest income	3,175	2,336	839	35.9%	5,607	3,687	1,920	52.1%
Noninterest expense	6,960	7,655	695	9.1%	13,538	15,337	1,799	11.7%
Income before income taxes	14,437	8,829	5,608	63.5%	23,805	13,535	10,270	75.9%
Income tax expense	5,901	3,673	(2,228)	-60.7%	9,776	5,539	(4,237)	-76.5%
Net income	$8,536	$5,156	$3,380	65.6%	$14,029	$7,996	$6,033	75.5%
Earnings per common share:
Basic	$0.67	$0.40	$0.27		$1.09	$0.63	$0.46
Diluted (1)	$0.62	$0.38	$0.24		$1.02	$0.58	$0.44
Return on average assets	2.29%	1.43%	0.86%		1.93%	1.26%	0.67%
Return on average shareholders’ equity	18.27%	12.33%	5.94%		15.25%	9.61%	5.64%
Efficiency ratio (2)	40.44%	42.92%	-2.48%		40.83%	49.12%	-8.29%
Tangible common equity to tangible assets (3)	10.70%	9.84%	0.86%		10.70%	9.84%	0.86%
Tangible book value per share (3)	$12.53	$10.80	$1.73		$12.53	$10.80	$1.73
Return on average tangible common equity (3)	21.97%	15.04%	6.93%		18.38%	11.17%	7.21%
Adjusted return on average assets (3)	1.49%	1.37%	0.12%		1.43%	1.32%	0.11%
Adjusted return on average tangible common equity (3)	14.28%	14.57%	-0.29%		13.65%	11.69%	1.96%

(1)

Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing earnings to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing earnings by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options using the treasury stock method.

(2)

Efficiency ratio represents noninterest expenses, as adjusted, divided by the sum of fully taxable equivalent net interest income plus noninterest income, as adjusted. Noninterest expense adjustments exclude integration and acquisition related expenses. Noninterest income adjustments exclude bargain purchase gains, realized gains or losses from the sale of investment securities, gains or losses on sale of other assets and CDFI Fund grant.

(3)

Tangible book value per share, adjusted return on average assets, adjusted return on average tangible common equity, return on average tangible common equity and tangible common equity to tangible assets are non-GAAP financial measures. See "Non-GAAP Financial Measures" for a reconciliation of these measures to their most comparable GAAP measures.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rate of 35%. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See the sections on Capital Resources and Liquidity Management and Quantitative and Qualitative Disclosures about Market Risk included herein.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the three months ended June 30,
	2017			2016
(tax-equivalent basis, dollars in thousands)	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$134,089	$449	1.34%	$57,010	$251	1.77%
Securities (2)
Available for sale	40,618	253	2.50%	30,561	139	1.83%
Held to maturity	6,204	60	3.88%	6,234	67	4.32%
Mortgage loans held for sale	71,356	848	4.77%	74,058	889	4.83%
Loans held for investment: (3)
Real estate	768,585	10,645	5.56%	838,378	12,544	6.02%
Commercial (4)	378,436	5,266	5.58%	357,472	4,785	5.38%
Total loans	1,147,021	15,911	5.56%	1,195,850	17,329	5.83%
Total earning assets	1,399,288	$17,521	5.02%	1,363,713	$18,675	5.51%
Noninterest-earning assets	95,434			86,337
Total assets	$1,494,722			$1,450,050

Interest-bearing liabilities
NOW and money market deposits	$302,483	$536	0.71%	$303,854	$495	0.66%
Savings deposits	34,203	39	0.46%	35,107	38	0.44%
Time deposits	701,314	1,993	1.14%	722,160	1,736	0.97%
Total interest-bearing deposits	1,038,000	2,568	0.99%	1,061,121	2,269	0.86%
FHLB short-term advances	5,220	12	0.92%	3,736	6	0.65%
Long-term debt	49,432	850	6.90%	49,033	841	6.90%
Subordinated debentures	3,366	57	6.79%	3,255	60	7.41%
Total interest-bearing liabilities	1,096,018	$3,487	1.28%	1,117,145	$3,176	1.14%
Noninterest-bearing liabilities
Noninterest-bearing deposits	198,126			155,553
Other noninterest-bearing liabilities	13,176			9,203
Total noninterest-bearing liabilities	211,302			164,756
Shareholders' equity	187,402			168,149
Total liabilities and shareholders' equity	$1,494,722			$1,450,050
Net interest income / interest rate spreads		$14,034	3.75%		$15,499	4.36%
Net interest margin			4.02%			4.57%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)

We have an insignificant amount of tax-exempt loans and securities, less than $1 million. Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis as of June 30, 2017 and 2016.

(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes - amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash - management purposes by the Company.

	For the six months ended June 30,
	2017			2016
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$126,214	$897	1.43%	$68,774	$485	1.42%
Securities (2)
Available for sale	39,737	470	2.39%	27,911	284	2.05%
Held to maturity	6,207	121	3.93%	6,454	133	4.14%
Mortgage loans held for sale	61,606	1,469	4.81%	68,640	1,657	4.85%
Loans held for investment: (3)
Real estate	767,138	21,317	5.60%	752,691	21,675	5.79%
Commercial (4)	373,697	10,006	5.40%	346,842	8,540	4.95%
Total loans	1,140,835	31,323	5.54%	1,099,533	30,215	5.53%
Total earning assets	1,374,599	$34,280	5.03%	1,271,312	$32,774	5.18%
Noninterest-earning assets	91,422			87,620
Total assets	$1,466,021			$1,358,932

Interest-bearing liabilities
NOW and money market deposits	$284,879	$971	0.69%	$278,598	$891	0.64%
Savings deposits	34,174	78	0.46%	34,505	77	0.45%
Time deposits	697,135	3,842	1.11%	666,662	3,343	1.01%
Total interest-bearing deposits	1,016,188	4,891	0.97%	979,765	4,311	0.88%
FHLB short-term advances	7,735	29	0.76%	2,940	8	0.55%
Long-term debt	49,414	1,698	6.93%	24,746	847	6.88%
Subordinated debentures	3,354	114	6.85%	2,379	74	6.26%
Total interest-bearing liabilities	1,076,691	$6,732	1.26%	1,009,830	$5,240	1.04%
Noninterest-bearing liabilities
Noninterest-bearing deposits	191,975			162,619
Other noninterest-bearing liabilities	11,810			19,204
Total noninterest-bearing liabilities	203,785			181,823
Shareholders' equity	185,545			167,279
Total liabilities and shareholders equity	$1,466,021			$1,358,932
Net interest income / interest rate spreads		$27,548	3.77%		$27,534	4.14%
Net interest margin			4.04%			4.36%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)

We have an insignificant amount of tax-exempt loans and securities, less than $1 million. Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis as of June 30, 2017 and 2016.

(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes - amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash - management purposes by the Company.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following tables show the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

	Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016			Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016
	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$259	$(61)	$198	$206	$206	$412
Securities (2)
Available for sale	63	51	114	71	115	186
Held to maturity	(0)	(7)	(7)	(2)	(10)	(12)
Mortgage loans held for sale	(32)	(9)	(41)	(85)	(103)	(188)
Loans held for investment: (3)
Real estate	(968)	(931)	(1,899)	995	(1,353)	(358)
Commercial (4)	360	121	481	747	719	1,466
Total loans	(608)	(810)	(1,418)	1,742	(634)	1,108
Total earning assets	$(319)	$(835)	$(1,154)	$1,931	$(425)	$1,506

Interest-bearing liabilities
NOW and money market deposits	$(2)	$43	$41	$39	$41	$80
Savings deposits	(1)	2	1	2	(1)	1
Time deposits	(59)	316	257	195	304	499
Total interest-bearing deposits	(63)	362	299	237	343	580
FHLB short-term advances	3	3	6	9	12	21
Long-term debt	7	2	9	427	424	851
Subordinated debentures	2	(5)	(3)	17	23	40
Total interest-bearing liabilities	(51)	362	311	690	802	1,492
Net interest	$(268)	$(1,197)	$(1,465)	$1,241	$(1,227)	$14

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)

We have an insignificant amount of tax-exempt loans and securities, less than $1 million. Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis as of June 30, 2017 and 2016.

(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes - amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash - management purposes by the Company.

Results of Operations—Comparison of Results of Operations for the Three Months Ended June 30, 2017 and 2016

The following discussion of our results of operations compares the three months ended June 30, 2017 to the three months ended June 30, 2016. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

Net Interest Income/Average Balance Sheet

Our primary source of revenue is net interest income, which is the difference between interest income from earning assets (primarily loans and securities) and interest expense on funding sources (primarily interest-bearing deposits and borrowings). Net interest income is impacted by the level of interest-earning assets and related funding sources, as well as changes in the levels of interest rates. The difference between the average yield on earning assets and the average rate paid for interest-bearing liabilities is the net interest spread. Noninterest-bearing sources of funds, such as demand deposits and shareholders’ equity, also support earning assets. The impact of the noninterest-bearing sources of funds is captured in the net interest margin, which is calculated as net interest income divided by average earning assets.

In the second quarter of 2017, we generated $14.0 million of net interest income, which was a decrease of $1.5 million, or 9.5%, from the $15.5 million of net interest income we produced in the second quarter of 2016. The decrease in net interest income was primarily due to a 2.6% increase in the average balance of interest-earning assets, offset by a 49 basis point decrease in the average yield on interest-earning assets, and a 13 basis point increase in the average rate paid on interest-bearing deposits reflecting an increase in deposit rates. The increase in the average balance of interest-earning assets reflected increases in federal funds sold, cash and other equivalents and securities average balances. The decrease in average loan balances of $48.8 million is primarily due to the runoff of loans following the acquisition of TomatoBank on February 19, 2016.  The increase in federal funds sold, cash equivalents and other average balances of $77.1 million is primarily due to the runoff of loans and  increased deposit production in the second quarter of 2017. Our deposit average balances increased by $19.5 million primarily due to enhanced marketing efforts in 2017. The increase in interest expense was primarily due to increased time deposit rates. For the three months ended June 30, 2017 and 2016, our reported net interest margin was 4.02% and 4.57%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the three months ended June 30, 2017 and 2016, excluding accretion income would have been 3.77% and 3.81%, respectively.

Interest Income. Total interest income was $17.5 million for the second quarter of 2017 compared to $18.7 million for the second quarter of 2016. The $1.2 million, or 6.2%, decrease in total interest income was primarily due to decreases in loan average balances and yields on loans, partially offset by increase in average balances on federal funds sold and other cash equivalents and securities.

Interest and fees on loans for the second quarter of 2017 was $16.8 million compared to $18.2 million for the second quarter of 2016. The $1.5 million, or 8.0%, decrease was primarily due to a 4.1% decrease in the average balance of loans outstanding and a 26 basis point decrease in the average yield on loans. The decrease in the average balance of loans outstanding, was primarily due to the expected run-off of TomatoBank loans. In addition to the decreases in average balances, interest and fees on loans decreased compared to the second quarter of 2016, due to lower accretion associated with purchase accounting discounts established on TomatoBank loans. Accretion income totaled $867,000 in the second quarter of 2017 compared to $2.7 million in the second quarter of 2016. The average yield on loans benefits from discount accretion on our purchased loan portfolio. For the three months ended June 30, 2017 and 2016, the yield on total loans was 5.56% and 5.83%, respectively, while the yield on total loans excluding accretion income would have been 5.26% and 4.92%, respectively. Due to payoffs of acquired loans, we expect accretion income to continue to decline throughout 2017 in comparison to 2016. The table below illustrates by loan type the accretion income for June 30, 2017 and June 30, 2016.

	As of and for the
	Three Months
	Ended June 30,
(Dollars are in thousands)	2017	2016
Beginning balance of discount on purchased loans	$7,007	$14,770
Additions due to acquisitions
Commercial and industrial	—	—
SBA	—	—
Construction and land development	—	—
Commercial real estate	—	—
Single-family residential mortgages	—	—
Total additions	$—	$—
Accretion
Commercial and industrial	59	356
SBA	6	23
Construction and land development	14	460
Commercial real estate	779	1,711
Single-family residential mortgages	9	36
Total accretion	$867	$2,586
Ending balance of discount on purchased loans	$6,140	$12,184

Interest income on our securities portfolio increased $107,000, or 51.9%, to $313,000 in the second quarter of 2017 compared to $206,000 in the second quarter of 2016. This increase is mainly attributable to an increase in average balances of $10.0 million or 27.3%, as management purchased $2 million in corporate bonds and transferred a corporate sub-debt loan of $1 million to a investments once the loan became DTC eligible.

Interest income on federal funds sold, cash equivalents and other investments increased to $449,000 for the three months ended June 30, 2017 compared to $251,000 for the three months ended June 30, 2016. This increase was primarily due to an increase in the level of short-term cash investments partially offset by lower short-term interest rates. The increase in short-term cash investments is primarily due to the decrease in loans outstanding during the second quarter.

Interest Expense. Interest expense on interest-bearing liabilities increased $311,000, or 9.8%, to $3.5 million for the second quarter of 2017 as compared to $3.2 million in the second quarter of 2016 due to increases in interest expense on both deposits and borrowings.

Interest expense on deposits increased to $2.6 million for the second quarter of 2017 as compared to $2.3 million for the second quarter of 2016. The $299,000, or 13.2%, increase in interest expense on deposits was primarily due to a 13 basis point increase in the average rate paid on interest-bearing deposits partially offset by a 2.2% decrease in the average balance of interest-bearing deposits The decrease in the average balance of interest-bearing deposits resulted from planned decreases in TomatoBank deposits in all categories: NOW, money market deposits and time deposits. The increase in the average rate paid was primarily due to the impact of higher market interest rates on deposits.

Interest expense on subordinated notes and subordinated debentures increased $6,000 to $907,000 in the second quarter of 2017 as compared to $901,000 in the second quarter of 2016. Interest expense on FHLB short-term advances increased $6,000 to $12,000 in the second quarter of 2017 as compared to $6,000 in the second quarter of 2016.

Provision for or Recapture of Loan Losses. The $5.5 million decrease in the provision for loan losses from the second quarter of 2016 compared to the second quarter of 2017 was primarily due to the $4.2 million recapture of the provision for loan losses, reflecting both the receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the allowance for loan losses.

Noninterest Income. Noninterest income increased $839,000, or 35.9%, to $3.2 million for the second quarter of 2017, compared to $2.3 million in the prior comparable quarter. The following table sets forth the major components of our noninterest income for the second quarter of 2017 compared to the second quarter of 2016:

	For the Three Months Ended
	June 30,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest income:
Service charges, fees and other	$646	$385	$261
Gain on sale of loans	2,289	1,580	709
Loan servicing fee, net of amortization	(5)	167	(172)
Recoveries on loans acquired in business combinations	29	43	(14)
Increase in cash surrender of life insurance	216	142	74
Gain on sale of securities	—	19	(19)
Total noninterest income	$3,175	$2,336	$839

Service charges, fees and other income. Service charges, fees and other income totaled $646,000 in the second quarter of 2017 compared to $385,000 in the second quarter of 2016. The increase in services charges, fees and other income is attributable to increased fee income on deposit accounts primarily due to restructuring our product lines offered.

Gain on sale of loans. Gain on sale of loans is comprised of gains on sale of single-family residential mortgage loans and gains on sale of SBA loans. Gain on sale of loans totaled $2.3 million in the second quarter of 2017 compared to $1.4 million in the second quarter of 2016.  The following table presents loans sold and gains earned for the second quarter of 2017 and 2016:

	For the Three Months Ended
(dollars in thousands)	June 30 2017	June 30 2016
Loans sold
SBA	$23,145	$7,454
Mortgage	37,656	70,209
	$60,801	$77,663
Gain on loans sold
SBA	$1,487	$468
Mortgage	802	1,112
	$2,289	$1,580

The increase in SBA loan sales is a result of us changing the timing of our SBA loan sales. Prior to 2017, we sold the majority of our SBA loans during the fourth quarter of each year.  Beginning in 2017, we are now selling SBA loans on a quarterly basis, and we intend to sell such loans through the remaining quarters of 2017 in the amount of approximately $22.0 million per quarter.  In the second quarter of 2017 we sold $37.7 million of single-family mortgage loans for a gain of $802,000. In the second quarter of 2016 we sold $70.2 million of single-family mortgage loans for a gain of $1.1 million. During 2017, we plan to continue to sell approximately $40.0 million of single-family mortgage loans each quarter.

Loan servicing income, net of amortization. Loan servicing income, net of amortization was $(5,000) for the three months ended June 30, 2017 compared to $167,000 for the three months ended June 30, 2016. The decrease in loan servicing income is due to acceleration of amortization of the servicing asset due to one-time payoffs in the single-family residential mortgage loan servicing portfolio. The single-family residential mortgage loan servicing portfolio was $273.9 million as of June 30, 2017 compared to $259.2 million as of June 30, 2016. The SBA loan servicing portfolio was $147.3 million as of June 30, 2017 compared to $110.3 million as of June 30, 2016. The increase in the respective servicing portfolios reflect the growth in our originations and sales of single-family residential and SBA loans in 2016 and the first half of 2017.

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations decreased $14,000 to $29,000 in the quarter ended June 30, 2017 compared to $43,000 in the comparable quarter of 2016. This decrease is primarily due to our having completed collections on former VCBB and FAB loans, offset slightly by new recoveries resulting from the TomatoBank acquisition.

Increase in cash surrender of life insurance. Cash surrender value increased $74,000 to $216,000 in the quarter ended June 30, 2017 compared to $142,000 in the second quarter in 2016 primarily due to our purchase of an additional $10.0 million in bank owned life insurance, or BOLI, in January 2017.

Noninterest expense decreased $695,000, or 9.1%, to $7.0 million in the second quarter of 2017 compared to $7.7 million in the second quarter of 2016.  The following table sets forth the major components of our noninterest expense for the second quarter of 2017 compared to the second quarter of 2016:

	For the Three Months Ended
	June 30,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest expense:
Salaries and employee benefits	$4,243	$3,542	$701
Occupancy and equipment expenses	727	879	(152)
Data processing	454	528	(74)
Legal and professional	296	951	(655)
Office expenses	177	156	21
Marketing and business promotion	143	190	(47)
Insurance and regulatory assessments	205	274	(69)
Amortization of intangibles	87	104	(17)
OREO expenses (income)	14	8	6
Other expenses	614	1,023	(409)
Total noninterest expense	$6,960	$7,655	$(695)

Salaries and employee benefits. Salaries and employee benefits expense increased $701,000, or 19.8%, to $4.2 million for the second quarter of 2017 compared to $3.5 million for the second quarter of 2016. The increase in salaries and employee benefits is due to additional employees in mortgage, BSA,  compliance and finance/accounting (related to the Company going public), as well as, normal salary increases.

Occupancy and equipment. Occupancy and equipment expense decreased $152,000, or 17.9%, to $727,000 for the second quarter of 2017 compared to $879,000 for the second quarter of 2016.  The decrease was due to the closing of two TomatoBank branches in June 2016.

Data processing. Data processing expense decreased $74,000, or 15.0%, to $454,000 for the second quarter of 2017, compared to $528,000 for the second quarter of 2016. The decrease was primarily due to discontinuing data lines and duplicative systems associated with TomatoBank branches.

Legal and professional. Legal and professional expense decreased $655,000 to $296,000 for the second quarter of 2017, compared to $951,000 for the second quarter of 2016. Prior to 2017, we would accrue the entire amount of our estimate of the legal expense for a particular matter. Beginning in 2017, we began accruing for legal expenses as such expenses are incurred.

Office expenses. Office expense increased by $21,000, or 13.5%, to $177,000 in the second quarter of 2017, compared to $156,000 for the second quarter of 2016, due to normal growth of the Company.

Marketing and business promotion. Marketing and business promotion expense decreased $47,000, or 24.7%, to $143,000 in the second quarter of 2017, compared to $190,000 for the second quarter of 2016. This decrease was due to lower marketing expenses following the acquisition of TomatoBank.

Insurance and regulatory assessments. Insurance and regulatory assessments decreased $69,000, or 25.2%, to $205,000 for the second quarter of 2017, compared to $274,000 for the second quarter of 2016. The decrease was primarily due to lower FDIC insurance expense due to lower accrual rates after our de novo period ended. Our FDIC insurance expense was $120,000 for the three months ended June 30, 2017 compared to $192,000 for the three months ended June 30, 2016. Our DBO regulatory assessment was $32,000 for the three months ended June 30, 2017 compared to $25,000 for the same period in 2016. Our corporate insurance was $53,000 for the three months ended June 30, 2017 compared to $57,000 for the three months ended June 30, 2016.

Amortization of intangibles. Amortization of intangibles totaled $87,000 for the three months ended June 30, 2017 versus $104,000 for the three months ended June 30, 2016. The $17,000 decrease in amortization is due to the amortization of the core deposit intangible asset associated with the acquisition of TomatoBank.

OREO expenses (income). Net OREO expenses increased $6,000 to $14,000 for the second quarter of 2017, compared to $8,000 in the second quarter of 2016. This increase is primarily due to the addition of one additional OREO in the fourth quarter of 2016.

Other expenses. Other expenses decreased $409,000, or 40.0%, to $614,000 for the second quarter of 2017, compared to $1.0 million in the second quarter of 2016. This decrease is primarily due to a reduction in merger related expenses of $1.9 million, offset by a higher provision for off-balance sheet commitments of $399,000, which primarily consist of commercial real estate, and commercial and industrial commitments.

Income Tax Expense

Income tax expense was $5.9 million in the second quarter of 2017 compared to $3.7 million in the second quarter of 2016. This increase in income tax expense was consistent with the corresponding increase in pre-tax income. Effective tax rates were 40.87% and 41.60% in the second quarter of 2017 and the second quarter of 2016, respectively.

Net Income

Net income amounted to $8.5 million for the second quarter 2017, a $3.4 million or 65.6% increase from the second quarter of 2016, primarily due to the growth in earning assets, increased gain on loan sales and reduced legal and professional expenses, and other expenses.

Results of Operations—Comparison of Results of Operations for the Six Months Ended June 30, 2017 and June 30, 2016

The following discussion of our results of operations compares the first half ended June 30, 2017 and June 30, 2016, respectively.  The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

Net Interest Income/Average Balance Sheet

In the first half 2017, we generated net interest income of $27.5 million, an increase of $14,000 or 0.1%, from the net interest income of the first half of 2016. This increase was largely due to a 8.12% increase in the average balance of interest-earning assets, largely offset by a 15 basis point decrease in the average yield on interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to organic growth in commercial and industrial, construction and single-family residential mortgage loans. The decrease in the average yield on interest-earning assets was primarily due to the decrease in accretion income associated with purchase accounting discounts established on loans acquired in the TomatoBank acquisition. For the six-months ended June 30, 2017 and 2016, our reported net interest margin was 4.04% and 4.36%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the six-months ended June 30, 2017 and 2016, excluding accretion income, would have been 3.76% and 3.82%, respectively.

Interest Income. Total interest income was $34.3 million for the first half of 2017 compared to $32.8 million for the first half of 2016. The $1.5 million, or 4.6%, increase in total interest income was due to increases in interest earned on our loan portfolio, securities portfolio and Federal funds sold.

Interest and fees on loans was $32.8 million for the first half of 2017 compared to $31.9 million for the first half of 2016. The $919,000, or 2.9%, increase in interest income on loans was primarily due to a 11.0% increase in the average balance of loans outstanding. The increase in the average balance of loans outstanding was primarily due to organic loan growth in commercial and industrial, single-family residential mortgage loans and construction loans during 2017. The average yield on loans benefits from discount accretion on our acquired loan portfolios. For the six months ended June 30, 2017 and 2016, the yield on total loans was 5.54% and 5.53%, respectively, while the yield on total loans excluding accretion income would have been 5.19% and 4.90%, respectively. A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of commercial real estate loans. The table below illustrates by loan type the accretion income for the first half of 2017 and 2016:

	As of and for the
	Six Months
	Ended June 30,
(Dollars are in thousands)	2017	2016
Beginning balance of discount on purchased loans	$8,085	$1,712
Additions due to acquisitions
Commercial and industrial	—	737
SBA	—	177
Construction and land development	—	736
Commercial real estate	—	12,224
Single-family residential mortgages	—	—
Total additions	$—	$13,874
Accretion
Commercial and industrial	132	495
SBA	12	25
Construction and land development	37	540
Commercial real estate	1,724	2,263
Single-family residential mortgages	40	79
Total accretion	$1,945	$3,402
Ending balance of discount on purchased loans	$6,140	$12,184

Interest income on our securities portfolio increased $174,000, or 41.73%, to $591,000 in the first half of 2017 compared to the first half of 2016. The increase in interest income on securities was primarily due to an increased average balance of $11.6 million, or 33.69%, and by a 15 basis point increase in the average yield on securities. We purchased $2 million of subordinated debt issued by other community banks with an average yield of 5.54% and transferred a corporate sub-debt loan for $1 million to investments once the loan became  DTC eligible, in the first half of 2017. These purchases increased our average yield by changing the mix of asset classes in our securities portfolio. We have temporarily invested a portion of the proceeds received from our issuance of $50 million of subordinated notes into subordinated debt issued by other community banks and expect to deploy such funds into new loan originations over the next two years.

Interest income on our federal funds sold, cash equivalents and other investments increased $235,000, or 350.8%, to $302,000 in the first half of 2017 compared to $67,000 in the first half of 2016. The increase in interest income on cash equivalents was partially due to a 2 basis point increase in average yield of cash equivalents plus a major increase in the average balance of $57.4 million. The main reasons for the increased yield were the increase in the federal funds rate and placing higher balances into term federal funds for liquidity management purposes.

Interest Expense. Interest expense on interest-bearing liabilities increased $1.5 million, or 28.5%, to $6.7 million in in the first half of 2017 compared to the first half of 2016 due to increases in interest expense on both deposits and borrowings.  Deposit expense increased due to the addition of, and having TomatoBank deposits, for the full 12 months in 2017 compared to 4.5 months in 2016.  In addition, the sub-debt interest expense is higher because the debt was outstanding for the full first half of 2017, compared to three months in the same period in 2016.

Interest expense on deposits increased to $4.9 million in the first half of 2017 compared to $4.3 million in the first half of 2016. The $580,000, or 13.5%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 10.3%, combined with a 9 basis point increase in rates. The increase in the average balance of deposits resulted primarily from normal growth of deposit accounts.

Interest expense on borrowings increased to $1.8 million in the first half of 2017 compared to $929,000 in the first half of 2016. This increase reflected increased interest expense on subordinated notes, subordinated debenture and other borrowed funds, consisting of FHLB short-term advances of less than 90-days. The increase in interest expense on subordinated notes of $1.7 million followed the issuance of $50.0 million of subordinated notes on March 31, 2016. The increase in interest expense on subordinated debenture of $114,000 was due to increased interest expense of $3.4 million as the debenture were on the books for the full six months. The increase in interest expense on other borrowed funds of $21,000 was due to the Bank increasing average borrowings of $7.7 million of FHLB short-term advances during the first half of 2017, which were utilized to fund single-family residential mortgage loans that were originated and held for sale during the year.

Provision for or Recapture of Loan Losses. In the first half of 2017 there was a $4.2 million recapture in the provision for loan losses compared to $2.3 million expense for the first half of 2016.  The recapture reflects both the receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the allowance for loan losses.

Noninterest Income. Noninterest income increased $1.9 million or 52.08%, to $5.6 million in the first half of 2017.  The following table sets forth major components of our noninterest income for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

	For the Six Months Ended
	June 30,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest income:
Service charges, fees and other	$1,106	$739	$367
Gain on sale of loans	3,786	2,266	1,520
Loan servicing fee, net of amortization	257	289	(32)
Recoveries on loans acquired in business combinations	57	92	(35)
Increase in cash surrender of life insurance	401	282	119
Gain on sale of securities	—	19	(19)
Total noninterest income	$5,607	$3,687	$1,920

Service charges, fees and others. Noninterest income from service charges, fees and other income increased to $367,000 in the first half of 2017 compared to $739,000 in the first half of 2016. This increase primarily resulted from services charges on deposit accounts and fees from other operations.

Gain on sale of loans. Our gain on sale of loans increased to $3.8 million in the first half of 2017 compared to $2.3 million in the first half of 2016 due to an increased amount of SBA loans sold. The gain on sale of single-family residential mortgage loans was $802,000 in the first half of 2017 compared to $1.6 million in the first half of 2016, accounting for a $758,000 decrease.

	For the Six Months Ended
(dollars in thousands)	June 30 2017	June 30 2016
Loans sold
SBA	$46,313	$11,649
Mortgage	37,656	98,757
	$83,969	$110,405
Gain on loans sold
SBA	$2,984	$706
Mortgage	802	1,561
	$3,786	$2,267

We sold $46.3 million in SBA loans in the first half of 2017 compared to $11.6 million in the same period of 2016, resulting in a gain on sale of loans of $3.0 million in the first half of 2017 compared to $706,000 in the same period of 2016.  The increase reflects our efforts to increase our originations and sales of such loans to generate additional noninterest income. A lower volume of single-family residential mortgage loans was sold as a result of management’s decision to retain more loans in the portfolio.  We plan to sell approximately $40.0 million per quarter in single-family residential mortgage loans and $22 million per quarter in SBA loans through the remainder of 2017.

Loan servicing income, net of amortization. Our loan servicing income, net of amortization decreased by $32,000 to $257,000 for the six months ended June 30, 2017 compared to $289,000 for the six months ended June 30, 2016.  Serving income decreased due to a one-time accelerated amortization of single-family residential mortgages. We were servicing $273.9 million on single-family residential mortgage loans as of June 30, 2017 compared to $259.2 million as of December 31, 2016. We were also servicing $147.3 million of SBA loans as of June 30, 2017 compared to $110.3 million as of December 31, 2016. The increase in the respective servicing portfolios reflects the growth in our originations and sales of single-family residential and SBA loans in 2017.

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations decreased $35,000 to $57,000 in the first half of 2017 compared to $92,000 in the first half of 2016. This decrease primarily resulted from lesser recoveries on loans acquired from other bank acquisitions.

Increase in cash surrender of life insurance. Cash surrender value increased $119,000 to $401,000 in the first half of 2017 compared to $282,000 in the first half of 2016, primarily due to an additional $10 million purchase of bank owned life insurance (BOLI) in 2017.

Gain on sales of securities, net. During the first half of 2017, we sold no securities.  During the first half of 2016, we sold a taxable municipal bond for $452,000 that resulted in a gain of $19,000, and we sold $4.6 million of mortgage-backed securities for no gain or loss.

Noninterest Expense

Noninterest expense decreased $1.8 million or 11.7%, to $13.5 million for the first half of 2017 compared to the same period of 2016.  The following table sets forth major components of our noninterest expense for the six months ended June 30, 2017 compared to the six months ended June 30, 2016:

	For the Six Months Ended
	June 30,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest expense:
Salaries and employee benefits	$8,426	$7,066	$1,360
Occupancy and equipment expenses	1,471	1,622	(151)
Data processing	806	925	(119)
Legal and professional	(91)	967	(1,058)
Office expenses	331	302	29
Marketing and business promotion	325	306	19
Insurance and regulatory assessments	410	526	(116)
Amortization of intangibles	181	165	16
OREO expenses (income)	28	10	18
Other expenses	1,651	3,448	(1,797)
Total noninterest expense	$13,538	$15,337	$(1,799)

Salaries and employee benefits. Salaries and employee benefits expense increased $1.3 million, or 19.3%, to $8.4 million in the first half of 2017 compared to $7.1 million in the same period of 2016. This increase was primarily attributable to increased staff in finance, single-family residential mortgage and risk management. The number of full-time equivalent employees was 185 at June 30, 2017 compared to 161 at June 30, 2016.

Occupancy and equipment. Occupancy and equipment expense decreased $151,000, or 9.31%, to $1.5 million in the first half of 2017 compared to $1.6 million in the first half of 2016. This decrease was mainly due to closing two TomatoBank branches.

Data processing. Data processing expense decreased $119,000, or 12.9%, to $806,000 in the first half of 2017 compared to $925,000 for the first half of 2016. This decrease resulted primarily from the reduction of duplicated processing costs and data line expense incurred subsequent to the TomatoBank acquisition. Conversion expense associated with the TomatoBank acquisition is in the “other expenses” line item.

Legal and professional. Legal and professional expense decreased $1.1 million, or 109.4%, to a credit of $91,000 in the first half of 2017 compared to $967,000 for the first half of 2016. This decrease was primarily due to resolution of lawsuits and a change in the legal accrual procedure.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and totaled $331,000 in first half of 2017 compared to $302,000 for the first half of 2016. This 9.6% increase primarily resulted from normal business growth.

Marketing and business promotion. Marketing and business promotion expense increased $19,000, or 6.21%, to $325,000 in the first half of 2017 compared to $306,000 for the first half of 2016. This increase was primarily due to normal business growth.

Insurance and regulatory assessments. Insurance and regulatory assessment expense was $410,000 in the first half of 2017 compared to $526,000 in the same period of 2016. The $116,000 or 22.1% decrease was primarily due to lower FDIC assessment following exiting our denovo period. Our FDIC insurance assessment was $240,000 for the first half of 2017 compared to $363,000 in the same period of 2016. Our DBO regulatory assessment was $64,000 for the first half of 2017 compared to $50,000 in the same period of 2016. Our corporate insurance expenses, including our directors and officers insurance and our fidelity bond, was $64,000 for the first half of 2017 compared to $65,000 in the same period of 2016.

Amortization of intangibles. Amortization of intangibles was $181,000 in the first half of 2017 compared to $165,000 in the same period of 2016. The $16,000 increase followed the increase in the core deposit intangible asset associated with the acquisition of TomatoBank.

OREO expenses (income). Net OREO expense was $28,000 in the first half of 2017 compared to $10,000 in 2016, an increase of $18,000, which was mainly due to the addition of a $540,000 OREO property in 2016 that was marketed for sale.  The OREO was subsequently sold on August 4, 2017 for a gain of $142,000.

Other noninterest expense. Other noninterest expense totaled $1.7 million in the first half of 2017 compared to $3.4 million for the same period of 2016. This decrease of $1.8 million followed the TomatoBank acquisition in 2016, with $854,000 in systems termination and conversion fees and $1.1 million in change in control payments pursuant to agreements assumed by us in such acquisition not repeating in 2017.

Income Tax Expense

Income tax expense was $9.8 million in the first half of 2017 compared to $5.5 million in the same period of 2016. The increase in income tax expense was consistent with the related growth in pre-tax income. Effective tax rates were 41.1% and 40.9% in the first half of 2017 and 2016, respectively. The higher effective tax rate in 2017 was primarily due to income before taxes growing in 2017 without corresponding increases in tax exempt items.

Net Income

Net income increased $6.0 million to $14.0 million in the first half of 2017, compared to $8.0 million in the same period of 2016. The increase is primarily due to the recapture of the loan loss provision, and an increase in noninterest income due to increased gain on sales of loans of single-family residential mortgage loans and SBA loans, partially offset by higher staff expenses. In addition legal and professional and other noninterest expenses decreased from the first half of 2016 due to the additional expenses incurred as a result of the Tomato Bank acquisition in the first half of 2016.

ANALYSIS OF FINANCIAL CONDITION

Assets. Total assets were $1.5 billion as of June 30, 2017 and $1.4 billion as of December 31, 2016. We increased our loan totals by $35.6 million, primarily in construction, single-family residential mortgages, and commercial and industrial loans, partially offset by a decrease in commercial real estate and SBA loans. The decrease in SBA loans is primarily due to the Company selling more SBA loans than originating and the decrease in commercial real estate loans is due to payoffs from the acquired TomatoBank loans. Our mortgage loans held for sale increased by $38.9 million in the first half of 2017. We also purchased $10.0 million in bank owned life insurance (BOLI) in the first quarter of 2017 to partially offset the increase in benefit expenses. The increase in assets was funded by an increase in deposits of $125.7 million.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at June 30, 2017 and December 31, 2016. The book value for securities classified as available for sale is equal to fair market value and the book value for securities classified as held to maturity is equal to amortized cost.

	June 30,		December 31,
	2017		2016
	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total
Securities, available for sale, at fair value
U.S. government agency securities	$5,208	11.2%	$5,317	11.7%
Corporate note securities (1)	13,442	28.9	10,320	22.6
Mortgage-backed securities
Government sponsored agencies	21,591	46.6	23,640	52.0
Total securities, available for sale, at fair value	$40,241	86.7%	$39,277	86.3%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$5,298	11.4%	$5,301	11.7%
Tax-exempt municipal securities	901	1.9	913	2.0
Total securities, held to maturity, at amortized cost	6,199	13.3	6,214	13.7
Total securities	$46,440	100.0%	$45,491	100.0%

(1)	Comprised of corporate note securities and financial institution subordinated debentures

The tables below set forth investment securities AFS and HTM for the periods presented.

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gains	Losses	Value
Available for sale
U.S government agency securities	$5,292	$—	$(84)	$5,208
Mortgage-backed securities
Government sponsored agencies	21,785	49	(243)	21,591
Corporate debt securities	13,317	153	(28)	13,442
	$40,394	$202	$(355)	$40,241

Held to maturity
Municipal taxable securities	$5,298	$299	$—	$5,597
Municipal securities	901	16	—	917
	$6,199	$315	$—	$6,514

December 31, 2016
Available for sale
U.S. government agency securities	$5,453	$—	$(136)	$5,317
Mortgage-backed securities
Government sponsored agencies	23,913	38	(311)	23,640
Corporate debt securities	10,364	21	(65)	10,320
	$39,730	$59	$(512)	$39,277

Held to maturity
Municipal taxable securities	$5,301	$328	$—	$5,629
Municipal securities	913	11	—	924
	$6,214	$339	$—	$6,553

The weighted-average yield on the total investment portfolio at June 30, 2017 was 2.60% with a weighted-average life of 4.6 years. This compares to a weighted-average yield of 2.51% at December 31, 2016 with a weighted-average life of 4.8 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 57% of the securities in the total investment portfolio, at June 30, 2016, are issued by the U.S. government or U.S. government- sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of June 30, 2017, no U.S. government agency bonds are callable.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 3 — Investment Securities in the notes to the  2016 consolidated financial statements included in the Form S-1. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2017
Government agency securities	$(84)	$5,208	$—	$—	$(84)	$5,208
Mortgage-backed securities					—
Government sponsored agencies	(167)	15,475	(76)	2,222	(243)	17,697
Corporate debt securities	(28)	1,977	—	—	(28)	1,977
Total available for sale	$(279)	$22,660	$(76)	$2,222	$(355)	$24,882

December 31, 2016
Government agency securities	$(136)	$5,317	$—	$—	$(136)	$5,317
Mortgage-backed securities
Government sponsored agencies	(221)	16,231	(90)	2,504	(311)	18,735
Corporate debt securities	(65)	5,147	—	—	(65)	5,147
Total available for sale	$(422)	$26,695	$(90)	$2,504	$(512)	$29,199

The Company did not record any charges for other-than-temporary impairment losses for the six months ended June 30, 2017 and 2016.

Loans

The loan portfolio is the largest category of our earning assets. At June 30, 2017, total loans, net of allowance for loan losses, totaled $1.1 billion. Prior to 2014, we mainly had two lending products, commercial and industrial loans and commercial real estate (CRE) loans. In 2014, we made the strategic move to diversify our lending into single-family residential mortgage and SBA loans. The following table presents the balance and associated percentage of each major category in our loan portfolio at June 30, 2017 and December 31, 2016:

	As of June 30,		As of December 31,
(dollars in thousands)	2017	%	2016	%
Loans:
Commercial and industrial	$229,984	20.07	$203,843	18.36
SBA	158,373	13.82	158,968	14.32
Construction and land development	100,239	8.75	89,409	8.05
Commercial real estate (1)	439,204	38.32	501,798	45.18
Single-family residential mortgages	218,205	19.04	156,428	14.09
Total loans,(2)	$1,146,005	100.00	$1,110,446	100.00
Allowance for loan losses	(10,627)		(14,162)
Total loans, net	$1,135,378		$1,096,284

(1)	Includes non-farm & non-residential real estate loans, multifamily resident and 1-4 family single family residential loan for a business purpose
(2)	Net of discounts and deferred fees and costs

Net loans increased $39.1 million, or 3.57%, to $1.1 billion at June 30, 2017 as compared to December 31, 2016. The increase in net loans primarily resulted from organic growth in single-family residential mortgage, and commercial and industrial loans, which was partially offset by the sale of SBA loans and continued run-off of TomatoBank commercial real estate loans, which the runoff of TomatoBank loans decreased substantially.

Outstanding loan balances increased due to new loan originations, advances on outstanding commitments and loans acquired as a result of acquisitions of other financial institutions, net of amounts received for loan payments and payoffs, charge-offs of loans and transfers of loans to OREO.

Commercial and industrial loans. We provide a mix of variable and fixed rate commercial and industrial loans. The loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and for international trade financing. Commercial and industrial loans include lines of credit with a maturity of one year or less, commercial and industrial term loans with maturities of five years or less, shared national credits with maturities of five years or less, mortgage warehouse lines with a maturity of one year or less, bank subordinated debentures with a maturity of 10 years, purchased receivables with a maturity of two months or less and international trade discounts with a maturity of three months or less. Substantially all of our commercial and industrial loans are collateralized by business assets or by real estate.

Commercial and industrial loans increased $26.1 million, or 12.8%, to $230.0 million as of June 30, 2017 compared to $203.8 million at December 31, 2016. This increase resulted primarily from an increase in shared national credits of $11.4 million, mortgage warehouse lines of $9.6 million and purchased receivables of $1.4 million.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-occupied commercial real estate, multi-family residential and single-family residential loans originated for a business purpose. The interest rate for the majority of these loans are Prime based and have a maturity of five years or less except for the single-family residential loans originated for a business purpose which may have a maturity of one year. At June 30, 2017, approximately 11.3% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV is 75% for commercial real estate loans. The total commercial real estate portfolio totaled $439.2 million at June 30, 2017 and $501.8 million as of December 31, 2016, of which $134.8 million and $159.5 million, respectively, are secured by owner occupied properties. The multi-family residential loan portfolio totaled $59.1 million as of June 30, 2017 and $70.6 million as of December 31, 2016. The single-family residential loan portfolio originated for a business purpose totaled $48.2 million as of June 30, 2017 and $51.6 million as of December 31, 2016.

Commercial real estate loans decreased $62.6 million, or 12.8%, to $439.2 million at June 30, 2017 as compared to $501.8 million at December 31, 2016. This decrease resulted primarily from the continued pay-off of TomatoBank commercial real estate and single-family residential loans originated for a business purpose.

Construction and land development loans. Construction and land development loans increased $10.8 million or 12.11%, to $100.2 million at June 30, 2017 as compared to $89.4 million at December 31, 2016. This increase in construction and land development loans was primarily due to construction loan originations exceeding loan repayments.

The following table shows the categories of our construction and land development portfolio as of June 30, 2017 and December 31, 2016:

	As of June 30,		As of December 31,
(dollars in thousands)	2017	%	2016	%
Residential construction	$55,229	55.10	$47,986	53.67
Commercial construction	30,197	30.12	35,404	39.60
Land development	14,813	14.78	6,019	6.73
Total Construction and land development loans	$100,239	100.00	$89,409	100.00

Small Business Administration guaranteed loans. We are designated a Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We generally sell the 75% guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel and service businesses for working capital needs or business expansions. SBA loans can have any maturity up to 25 years. Typically, non-real estate secured loans mature in less than 10 years.  Collateral may also include inventory, accounts receivable and equipment, and includes personal guarantees. Our unguaranteed SBA loans collateralized by real estate are monitored by collateral type and are included in our CRE Concentration Guidance.

We originate SBA loans through our branch staff, loan officers and through SBA brokers. For the first six months of 2017, $8.9 million or 13.5% of SBA loan originations were produced by branch staff and loan officers. The remaining $57.2 million was referred to us through SBA brokers.

As of June 30, 2017 our SBA portfolio totaled $158.4 million of which $79.7 million is guaranteed by the SBA and $78.7 million is unguaranteed, of which $75.4 million is secured by real estate and $3.3 million is unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral. As of June 30, 2017, $40.7 million or 51.7% is secured by hotel/motels; $11.4 million or 14.4% by gas stations; and $23.3 million or 29.6% in other real estate types. We further analyze the unguaranteed portfolio by location. As of June 30, 2017, $34.5 million or 43.9% is located in California; $2.8 million or 3.6% is located in Nevada; $14.4 million or 18.3% is located in Texas; $11.5 million or 14.6% is located in Washington; and $15.5 million or 19.7% is located in other states.

SBA loans decreased $595,000, or 0.37%, to $158.4 million at June 30, 2017 compared to $159.0 million at December 31, 2016. This decrease was primarily due to loan sales of $46.3 million, offset by $54.7 million in originations in the first half of 2017.  Starting in 2017, we intend to sell SBA loans quarterly, whereas previously, we primarily sold SBA loans annually in November of each year.

Single-family residential real estate loans. We originate mainly non-qualified, alternative documentation single-family residential mortgage loans through correspondent relationships or through our branch network or retail channel. The loan product is a seven-year hybrid adjustable mortgage with a current start rate of 4.5% which re-prices after seven years to the one-year LIBOR plus 2.75%. As of June 30, 2017, the average loan-to-value of the portfolio was 59.6%, the average FICO score was 750 and the average duration of the portfolio was 4.7 years. We also offer qualified single-family residential mortgage loans as a correspondent to a national financial institution.

We originate these non-qualified single-family residential mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationships with us. During the first half of 2017, we originated $76.5 million of such loans through our retail channel and $92.2 million through our correspondent channel. We sell many of these non-qualified single-family residential mortgage loans to other Asian-American banks. While our loan sales to date have been primarily to one bank, we expect to be expanding our network of banks who will acquire our single-family loan product.

Single-family residential real estate loans, which include $2.2 million of home equity loans, increased $61.8 million, or 39.5%, to $218.2 million as of June 30, 2017 as compared to $156.4 million as of December 31, 2016. In addition, loans held for sale increased $38.9 million or 87.8% to $83.3million as of June 30, 2017 compared to $44.3 million December 31, 2016. The increase in loans held for sale is mainly due to a decrease in selling single-family residential mortgage loans in the first quarter of 2017 compared to the same period in 2016. We expect to continue to make loan sales during the remainder of 2017 at the approximate rate of $40 million per quarter.

Loan Quality

We use what we believe is a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our loan portfolio. Our underwriting policies and practices govern the risk profile and credit and geographic concentration for our loan portfolio. We also have what we believe to be a comprehensive methodology to monitor these credit quality standards, including a risk classification system that identifies potential problem loans based on risk characteristics by loan type as well as the early identification of deterioration at the individual loan level. In addition to our allowance for loan losses, our purchase discounts on acquired loans provide additional protections against credit losses.

Discounts on Purchased Loans. At acquisition we hire a third-party to determine the fair value of loans acquired. In many of the cases fair values were determined by estimating the cash flows expected to result from those loans and discounting them at appropriate market rates. The excess of expected cash flows above the fair value of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB Accounting Standards Codification, or ASC, 310-20.

None of the loans we acquired after 2011 had evidence of deterioration of credit quality since origination for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. Loans acquired that had evidence of deterioration of credit quality since origination are referred to as PCI loans.

With our acquisitions of FAB and VCBB, we acquired $16.7 million contractual amount due with a fair value of $9.7 million of PCI loans. The outstanding balance and carrying amount of PCI loans as of June 30, 2017 and December 31, 2016 were $327,000 and $317,000 and $878,000 and $730,000, respectively. For these PCI loans, the Company did not increase the allowance for loan losses during 2016 or 2015 as there were no significant reductions in the expected cash flows.

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by category:

	As of June 30,		As of December 31,
(dollars in thousands)	2017	% (1)	2016	% (1)
Loans:
Commercial and industrial	$2,368	1.03	$2,581	1.27
SBA (2)	1,016	0.64	3,345	2.10
Construction and land development	1,032	1.03	1,206	1.35
Commercial real estate (3)	2,681	0.61	5,952	1.19
Single-family residential mortgages	2,720	1.25	1,078	0.69
Unallocated	810	—	—	—
Allowance for loan losses	$10,627	0.93	$14,162	1.28

(1)	Represents the percentage of the allowance to total loans in the respective category.
(2)	The decrease in the allowance on SBA loans from December 31, 2016 is attributable to the receipt of $3.6 million from the SBA as previously discussed.
(3)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $3.6 million at June 30, 2017.  Including the non-accretable credit discount as a percentage of the allowance and credit discounts to loans was 1.2%.

Allowance for loan losses. Our methodology for assessing the appropriateness of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and a specific allowance for individual impaired loans or loans considered by management to be in a high-risk category. General allowances are established based on a number of factors, including historical loss rates, an assessment of portfolio trends and conditions, accrual status and economic conditions.

For commercial and industrial, SBA, commercial real estate, construction and land development and single family residential mortgage loans held for investment, a specific allowance may be assigned to individual loans based on an impairment analysis. Loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment is based on an analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the estimated market value or the fair value of the underlying collateral. Interest income on impaired loans is accrued as earned, unless the loan is placed on nonaccrual status.

Credit-discount on loans purchased through acquisition. Purchased loans are recorded at market value in two categories, credit discount and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of June 30, 2017 and December 31, 2016. We have recorded additional reserves of $221,000 due to the credit discounts on the LANB acquisitions being less than the analysis for loan losses on those acquisitions as of June 30, 2017.

	As of June 30,	As of December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$224	$346
SBA	71	91
Construction and land development	9	61
Commercial real estate	3,230	4516
Single-family residential mortgages	78	110
Total credit discount on purchased loans	$3,612	$5,124
Total remaining balance of purchased loan through acquisition	$297,333	$336,310
Credit-discount to remaining balance of purchased loans	1.10%	1.52%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were (0.05)% and none for the three months ended June 30, 2017 and 2016 and (0.06)% and 0.02% for the six months ended June 30, 2017 and 2016, respectively.

The allowance for loan losses was $10.6 million at June 30, 2017 compared to $14.2 million at December 31, 2016. The $3.5 million decrease at June 30, 2017 compared to December 31, 2016 was due to receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the allowance for loan losses.

We analyze the loan portfolio, including delinquencies, concentrations, and risk characteristics, at least quarterly in order to assess the overall level of the allowance and nonaccretable discounts. We also rely on internal and external loan review procedures to further assess individual loans and loan pools, and economic data for overall industry and geographic trends.

In determining the allowance and the related provision for loan losses, we consider three principal elements:  (i) valuation allowances based upon probable losses identified during the review of impaired commercial and industrial, commercial real estate, construction and land development loans, (ii) allocations, by loan classes, on loan portfolios based on historical loan loss experience and qualitative factors and (iii) review of the credit discounts in relationship to the valuation allowance calculated for purchased loans. Provisions for loan losses are charged to operations to record changes to the total allowance to a level deemed appropriate by us.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the six months ended June 30, 2017 and 2016:

	As of and for the
	Six Months
	Ended June 30,
(dollars in thousands)	2017	2016
Balance, beginning of period	$14,162	$10,023
Charge-offs:
SBA	—	223
Total charge-offs	—	223
Recoveries:
SBA	653	—
Total recoveries	653	—
Net charge-offs	(653)	223
Provision for (recapture of) loan losses	(4,188)	2,349
Balance, end of period	$10,627	$12,149
Total loans at end of period (1)	$1,146,005	$1,189,428
Average loans(2)	$1,140,835	$1,014,476
Net charge-offs to average loans	-0.06%	0.02%
Allowance for loan losses to total loans	0.93%	1.02%
Credit-discount on loans purchased through acquisition	$3,612	$8,369
Allowance for loan losses plus credit-discount to total loans	1.24%	1.73%

(1)	Total loans are net of discounts and deferred fees and cost
(2)	Excludes loans held for sale

Problem Loans. Loans are considered delinquent when principal or interest payments are past due 30 days or more; delinquent loans may remain on accrual status between 30 days and 89 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Typically, the accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when loans become well-secured and management believes full collectability of principal and interest is probable.

A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans on nonaccrual status and performing restructured loans. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectible. Depending on a particular loan’s circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment of the loan is based solely on the liquidation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value  may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to our attention as part of our problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market for the collateral. The impairment amount on a collateral-dependent loan is charged-off to the allowance if deemed not collectible and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve.

In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring, or TDR. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A restructured loan is considered impaired despite its accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is carried at the balance of the loan at the time of foreclosure or at estimated fair value less estimated costs to sell, whichever is less.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings. Nonperforming loans exclude PCI loans. The balances of nonperforming loans reflect the net investment in these assets.

	As of	As of
	June 30,	December 31,
(dollars in thousands)	2017	2016
Nonperforming loans:
Construction and land development	$296	$303
Commercial real estate	2,284	2,253
Total troubled debt restructures	2,580	2,556
Non-accrual loans:
SBA	3,637	3,577
Commercial real estate	2,264	—
Total non-accrual loans	5,901	3,577
Total non-performing loans	8,481	6,133
Other real estate owned	833	833
Nonperforming assets	$9,314	$6,966
Nonperforming loans to total loans	0.74%	0.55%
Nonperforming assets to total assets	0.61%	0.50%

The increase in nonperforming loans at June 30, 2017 was primarily due to the addition of four nonperforming loans during the first half of 2017, of which two loans for $539,000 were paid off subsequent to June 30, 2017.  In addition, we received a $3.6 million payment on a non-accrual SBA loan in July 2017.

Our 30-89 day delinquent loans increased to $20.7 million as of June 30, 2017.  Of this amount, all have been brought current or been paid-off except for $1.4 million.

We did not recognize any interest income on nonaccrual loans during the periods ended June 30, 2017 and December 31, 2016 while the loans were in nonaccrual status. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $172,000 and $301,000 during the periods ended June 30, 2017 and December 31, 2016, respectively.

We utilize an asset risk classification system in compliance with guidelines established by the FDIC as part of our efforts to improve asset quality. In connection with examinations of insured institutions, examiners have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful,” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is not considered collectable and is of such little value that continuance as an asset is not warranted.

We use a risk grading system to categorize and determine the credit risk of our loans. Potential problem loans include loans with a risk grade of 6, which are “special mention,” loans with a risk grade of 7, which are “substandard” loans that are generally not considered to be impaired and loans with a risk grade of 8, which are “doubtful” loans generally considered to be impaired. These loans generally require more frequent loan officer contact and receipt of financial data to closely monitor borrower performance. Potential problem loans are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive officers and other members of the Bank’s senior management.

Cash and Cash Equivalents. Cash and cash equivalents increased $44.2 million, or 37.2%, to $162.9 million as of June 30, 2017 as compared to $118.7 million at December 31, 2016. This increase was primarily due to $121.9 million of cash from financing activities, primarily net increases in deposits of $125.8 million, partially offset by funds used in investment activities of $67.4 million.

Goodwill and Other Intangible Assets. Goodwill was $29.9 million at June 30, 2017 and December 31, 2016, respectively. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Our other intangible assets, which consist of core deposit intangibles, were $1.6 million and $1.8 million at June 30, 2017 and December 31, 2016, respectively. These assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of three to 10 years.

On February 17, 2016, we completed the TFC acquisition. At closing, the acquired entity primarily consisted of TomatoBank, and $5.2 million of subordinated debentures. TomatoBank provided commercial and retail banking services primarily to Asian-Americans through six branches in the metro Los Angeles area.

We acquired TFC for $86.7 million in cash. The identifiable assets acquired of $469.9 million and liabilities assumed of $409.1 million were recorded at fair value. The identifiable assets acquired included the establishment of a $1.7 million core deposit intangible, which is being amortized on an accelerated basis over 8 to 10 years. Based upon the acquisition date fair values of the net assets acquired, we recorded $25.9 million of goodwill in our consolidated balance sheet.

Liabilities. Total liabilities increased $127.3 million to $1.3 billion at June 30, 2017 from December 31, 2016, primarily due to deposit growth.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. After discussions with our regulators on the proper way to measure core deposits, we now track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of June 30, 2017, the Bank considers $1.0 billion or 78.6% of our deposits as core relationships.

As of June 30, 2017, our top ten deposit relationships totaled $285.4 million, of which five are related to directors and shareholders of the Company for a total of $103.8 million or 36.4% of our top ten deposit relationships. As of June 30, 2017, our directors and shareholders with deposits over $250,000 totaled $121.8 million or 11.9% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates at June 30, 2017 and December 31, 2016:

	For the quarter ended		For the year ended
	June 30, 2017		December 31, 2016
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$198,126	—	$151,441	—
Interest-bearing:
NOW	18,535	0.24	18,848	0.25
Savings	34,203	0.45	34,149	0.49
Money market	283,948	0.72	252,472	0.66
Time, less than $250,000	359,376	1.08	311,071	1.07
Time, $250,000 and over	341,938	1.18	354,733	1.17
Total interest-bearing	1,038,000		971,272
Total deposits	$1,236,126		$1,122,713

The following table sets forth the maturity of time deposits of $250,000 or more as of June 30, 2017:

	As of June 30, 2017
	Maturity Within:
(dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$116,586	$78,243	$180,352	$1,872	$377,053
Wholesale deposits (1)	19,423	12,817	28,233	491	60,964
Total	$136,009	$91,060	$208,585	$2,363	$438,017

(1)	Wholesale deposits are defined as time deposits originated through via internet rate line and/or through other deposit originators.

We acquired time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits as of June 30, 2017 was $55.3 million or 4.3% of total deposits. The balances of such deposits as of December 31, 2016 were $31.0 million. The Bank did not have any brokered deposits during any of the time periods presented.

Total deposits increased $125.7 million to $1.3 billion at June 30, 2017 as compared to $1.2 billion at December 31, 2016, as we grew in all deposits categories. As of June 30, 2017, total deposits were comprised of 16.87% noninterest-bearing demand accounts, 27.27% interest-bearing transaction accounts and 55.86% of time deposits.

Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as federal funds purchased and FHLB advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets.  We did not have any short-term borrowings as of June 30, 2017 or December 31, 2016. The weighted average interest rate on our short-term borrowings was 0.23% and 0.18% for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.  The following table sets forth information on our short-term FHLB advances during the periods presented:

	As of and for the
	Six Months
	Ended June 30,
(dollars in thousands)	2017	2016
Outstanding at period-end	$—	$10,000
Average amount outstanding	$7,735	$2,940
Maximum amount outstanding at any month-end	$10,000	$10,000
Weighted average interest rate:
During period	0.76%	0.55%
End of period	—	0.61%

Long-Term Debt. Long-term debt consists of subordinated notes.  As of June 30, 2017 the amount outstanding was $49.5 million and $49.4 million at December 31, 2016.  On March 31 and April 15, 2016, we issued $50 million of subordinated notes for aggregate proceeds of $49.4 million. The subordinated notes have a maturity date of April 1, 2026 at a fixed rate of 6.5% for the first five years and a floating rate based on the three-month London Interbank Offered Rate (LIBOR) plus 516 basis points thereafter. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt.

Subordinated Debentures. We acquired $5.2 million subordinated debentures as part of the TFC acquisition (TFC Statutory Trust I) and recorded it at fair value of $3.3 million. The fair value adjustment is being accreted over the remaining life of the securities. As of June 30, 2017 and December 31, 2016, we had $3.4 million, and $3.3 million, respectively, of subordinated debentures. These debentures mature on March 15, 2037 and have a variable rate of interest equal to the three- month LIBOR plus 1.65%.

In July 2017, British regulators announced plans to eliminate the LIBOR rate by the end of 2021, before these subordinated notes and debentures mature.  For these subordinated notes and debentures, there are provisions for amendments to establish a new interest rate benchmark.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available for sale investment securities.

Shareholders’ equity increased $10.8 million, or 5.9%, to $192.3 million during the first half of 2017 as $14.0 million of net income, $394,000 of additional paid in capital and $177,000 increase in accumulated other comprehensive income exceeded $3.8 million of common dividends declared. The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on available for sale securities.

Subsequent to June 30, 2017, we completed our initial public offering of 3,750,000 shares at a price to the public of $23.00 per share and a total offering size of $86,250,000. The offering was originally 3,000,000 shares but due to demand, we increased it to 3,750,000 shares. RBB Bancorp sold 2,857,756 shares and the selling shareholders sold 892,244 shares of RBB Bancorp’s common stock. The offering resulted in gross proceeds to RBB Bancorp of approximately $61.8 million. RBB Bancorp intends to contribute $25 million of the net proceeds received from this offering to the Bank. Our stock now trades on the Nasdaq Global Select Market under the symbol “RBB”.  The increase to capital net of expenses is approximately $60.3 million.

Liquidity Management. Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.

Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, available for sale securities, term federal funds, purchased receivables and maturing or prepaying balances in our securities and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market noncore deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window and the issuance of preferred or common securities. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. For additional information regarding our operating, investing and financing cash flows, see the consolidated statements of cash flows provided in our consolidated financial statements.

Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis.

As of June 30, 2017 and December 31, 2016, we had $49.0 million and $49.0 million of unsecured federal funds lines, respectively, with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window at June 30, 2017 and December 31, 2016 were $15.0 million and $15.0 million, respectively. Federal Reserve Discount Window lines were collateralized by a pool of commercial real estate loans totaling $25.3 million and $25.6 million as of June 30, 2017 and December 31, 2016, respectively. We did not have any borrowings outstanding with the Federal Reserve at June 30, 2017 and December 31, 2016 and our borrowing capacity is limited only by eligible collateral.

At June 30, 2017 and December 31, 2016 we did not have any FHLB advances outstanding. Based on the values of loans pledged as collateral, we had $349.8 million and $387.3 million of additional borrowing capacity with the FHLB as of June 30, 2017 and December 31, 2016, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

The Company is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to us by the Bank and RAM. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact our ability to meet our ongoing short-term cash obligations.

Regulatory Capital Requirements

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies.

In the wake of the global financial crisis of 2008 and 2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Act and new banking regulations promulgated by the U.S. federal banking regulators to implement Basel III have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions, which generally became applicable to the Company and the Bank on January 1, 2015, impose meaningfully more stringent regulatory capital requirements than those applicable to the Company and the Bank prior to that date. In addition, the Basel III regulations will implement a concept known as the “capital conservation buffer.” In general, banks and bank holding companies will be required to hold a buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer will be required by January 1, 2019.

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of June 30, 2017 and December 31, 2016. We and the Bank exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at June 30, 2017	Ratio at December 31, 2016	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	11.24%	10.99%	4.00%	4.00%	N/A
Bank	13.32%	12.81%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio (1)
Consolidated	13.68%	13.30%	4.50%	7.00%	N/A
Bank	16.58%	15.81%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	13.96%	13.55%	6.00%	8.50%	N/A
Bank	16.58%	15.81%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	19.10%	19.16%	8.00%	10.50%	N/A
Bank	17.53%	17.06%	8.00%	10.50%	10.00%

(1)	The common equity tier 1 risk-based ratio, or CET1, is a new ratio created by the Basel III regulations beginning January 1, 2015.

The Basel III regulations also revise the definition of capital and describe the capital components and eligibility criteria for common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. The most significant changes to the capital criteria are that: (i) the prior concept of unrestricted Tier 1 capital and restricted Tier 1 capital has been replaced with additional Tier 1 capital and a regulatory capital ratio that is based on common equity Tier 1 capital; and (ii) trust preferred securities and cumulative perpetual preferred stock issued after May 19, 2010 no longer qualify as Tier 1 capital. This change is already effective due to the Dodd-Frank

Act, although such instruments issued prior to May 19, 2010 continue to qualify as Tier 1 capital (assuming they qualified as such under the prior regulatory capital standards), subject to the 25% of Tier 1 capital limit.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at June 30, 2017:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$564,343	$—	$—	$—	$564,343
Time deposits	705,899	8,206	—	—	714,105
Long-term debt	—	—	—	50,000	50,000
Subordinated debentures	—	—	—	5,155	5,155
Total contractual obligations	$1,270,242	$8,206	$—	$55,155	$1,333,603

Off-Balance Sheet Arrangements

We have limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the Company’s financial statements.

The Company’s exposure to loan loss in the event of nonperformance on these financial commitments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Company evaluates each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer.

Non-GAAP Financial Measures

Some of the financial measures included in this prospectus are not measures of financial performance recognized by GAAP. These non-GAAP financial measures include “tangible common equity to tangible assets,” “tangible book value per share,” “return on average tangible common equity,” “adjusted earnings,” “adjusted diluted earnings per share,” “adjusted return on average assets,” and “adjusted return on average tangible common equity.” Our management uses these non-GAAP financial measures in its analysis of our performance.

Tangible Common Equity to Tangible Assets Ratio and Tangible Book Value Per Share. The tangible common equity to tangible assets ratio and tangible book value per share are non-GAAP measures generally used by financial analysts and investment bankers to evaluate capital adequacy. We calculate: (i) tangible common equity as total shareholders’ equity less goodwill and other intangible assets (excluding mortgage servicing rights); (ii) tangible assets as total assets less goodwill and other intangible assets; and (iii) tangible book value per share as tangible common equity divided by shares of common stock outstanding.

Our management, banking regulators, many financial analysts and other investors use these measures in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions. Tangible common equity, tangible assets, tangible book value per share and related measures should not be considered in isolation or as a substitute for total shareholders’ equity, total assets, book value per share or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate tangible common equity, tangible assets, tangible book value per share and any other related measures may differ from that of other companies reporting measures with similar names. The following table reconciles shareholders’ equity (on a GAAP basis) to tangible common equity and total assets (on a GAAP basis) to tangible assets, and calculates our tangible book value per share:

	June 30, 2017	December 31, 2016
Tangible common equity:
Total shareholders' equity	$192,337	$181,585
Adjustments
Goodwill	(29,940)	(29,940)
Core deposit intangible	(1,612)	(1,793)
Tangible common equity	$160,785	$149,852
Tangible assets:
Total assets-GAAP	$1,533,599	$1,395,551
Adjustments
Goodwill	(29,940)	(29,940)
Core deposit intangible	(1,612)	(1,793)
Tangible assets:	$1,502,047	$1,363,818
Common shares outstanding	12,827,803	12,827,803
Tangible common equity to tangible assets ratio	10.70%	10.99%
Tangible book value per share	$12.53	$11.68

Return on Average Tangible Common Equity. Management measures return on average tangible common equity (ROATCE) to assess the Company’s capital strength and business performance. Tangible equity excludes goodwill and other intangible assets (excluding mortgage servicing rights), and is reviewed by banking and financial institution regulators when assessing a financial institution’s capital adequacy. This non-GAAP financial measure should not be considered a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures used by other companies. The following table reconciles return on average tangible common equity to its most comparable GAAP measure:

	As of and for the		As of and for the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income available to common shareholders	$8,536	$5,156	14,029	7,996
Average shareholder's equity	187,424	168,149	185,555	167,279
Adjustments:
Goodwill	(29,940)	(28,176)	(29,940)	(21,667)
Core deposit intangible	(1,664)	(2,064)	(1,710)	(1,650)
Adjusted average tangible common equity	$155,820	$137,909	$153,905	$143,962
Return on average tangible common equity	21.97%	15.04%	18.38%	11.17%

Adjusted Earnings Metrics. Management uses the measure adjusted earnings to assess the performance of our core business and the strength of our capital position. We believe that this non-GAAP financial measure provides meaningful additional information about us to assist investors in evaluating our operating results. This non-GAAP financial measure should not be considered a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures used by other companies. The following table reconciles adjusted earnings, adjusted diluted earnings per share, adjusted return on average assets and adjusted return on average tangible common equity to their most comparable GAAP measures:

	As of and for the		As of and for the
	Three Months		Six Months
	Ended June 30,		Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Adjusted earnings metrics
Income before taxes - GAAP	$14,437	$8,829	$23,805	$13,535
Adjustments to interest income
Accretion of purchase discounts	(868)	(2,675)	(1,946)	(3,491)
Provision (recapture) for loan loss	(4,188)	1,351	(4,188)	2,349
Adjustments to noninterest income
Gain on sale of OREO	—	—	—	—
Gain on sale on investment securities, net	—	(19)	—	(19)
Bank enterprise award grant	—	—	—	—
Bargain purchase gain	—	—	—	—
Adjustments to other expenses
Integration and acquisition expenses	—	984	—	1,746
Total adjustments to income	(5,056)	(359)	(6,134)	585
Adjusted earnings pre-tax	9,381	8,470	17,671	14,120
Adjusted taxes	3,834	3,524	7,257	5,778
Adjusted earnings non-GAAP	$5,547	$4,946	$10,414	$8,342
Adjusted diluted EPS	$0.40	$0.36	$0.75	$0.61
Weighted average diluted common shares outstanding	13,863,273	13,679,257	13,798,475	13,677,252
Average assets	$1,494,746	$1,450,050	$1,466,033	$1,273,873
Adjusted return on average assets	1.49%	1.37%	1.43%	1.32%
Average tangible common equity	$155,798	$136,145	$153,898	$143,962
Adjusted return on average tangible common equity	14.28%	14.57%	13.65%	11.69%

Regulatory Reporting to Financial Statements

Some of the financial measures included in this prospectus differ from those reported on the FRB Y-9(c) report. These financial measures include “core deposits to total deposits” and “net non-core funding dependency ratio”. Our management uses these financial measures in its analysis of our performance.

Core Deposits to Total Deposits Ratio. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. After discussions with our regulators on the proper way to measure core deposits, we now track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. The following table reconciles the adjusted core deposit to total deposits.

	As of	As of
(dollars in thousands)	June 30, 2017	December 31, 2016
Adjusted core deposit to total deposit ratio and net non-core funding dependency ratio
Core deposits (1)	$901,396	$781,940
Adjustments to core deposits
CD > $250,000 considered core deposits (2)	361,339	325,453
Less internet deposits < $250,000 considered non-core (3)	(62,408)	(30,971)
Less other deposits not considered core (4)	(194,937)	(171,800)
Adjusted core deposits	1,005,390	904,622
Total deposits	$1,278,448	$1,152,763
Adjusted core deposits to total deposits ratio	78.64%	78.47%

(1)	Core deposits comprise all demand and savings deposits of any amount plus time deposits less than $250,000.
(2)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.
(3)	Comprised of internet and outside deposit originator time deposits less than $250,000 which are not considered to be core deposits.
(4)

Comprised of demand and savings deposits in relationships over $250,000 which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.

Net Non-Core Funding Dependency Ratio. Management measures net non-core funding dependency ratio by using the data provided under “Core Deposits to Total Deposits Ratio” on page 68 to make adjustments to the traditional definition of net non-core funding dependency ratio. The traditional net non-core funding dependency ratio measures non-core funding sources less short term assets divided by total earning assets. The ratio indicates the dependency of the Company on non-core funding. The following table reconciles the adjusted net non-core dependency ratio.

	As of	As of
(dollars in thousands)	June 30, 2017	December 31, 2016
Non-core deposits (4)	$377,052	$370,823
Adjustment to Non-core deposits
CD > $250,000 considered core deposits (2)	(361,339)	(325,453)
Internet deposits considered non-core (3)	62,408	30,971
Other deposits not considered core	194,937	171,800
Adjusted to non-core deposits	273,058	248,141
Short term borrowings outstanding (4)	—	—
Adjusted non-core liabilities (A)	273,058	248,141
Short term assets (5)	150,030	108,537
Adjustment to short term assets
Purchased receivables with maturities less than 90-days	23,814	22,368
Adjusted short term assets (B)	173,844	130,905
Net non-core funding (A-B)	$99,214	$117,236
Total earning assets	$1,433,797	$1,316,651
Adjusted net non-core funding dependency ratio	6.92%	8.90%

(1)	Core deposit comprise all demand and savings deposits and time deposits less than $250,000
(2)	Time deposits to core customers over $250,000
(3)	Internet and outside deposit originator time deposits less than $250,000
(4)	Non-core deposits are time deposits greater than $250,000
(5)	Short term assets include cash equivalents and investment with maturities less than one year

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified two primary sources of market risk: interest rate risk and price risk.

Interest Rate Risk

Overview. Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).

Our asset liability committee, or ALCO establishes broad policy limits with respect to interest rate risk. ALCO establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO meets monthly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.

Interest rate risk management is an active process that encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints.

An asset sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate higher net interest income, as rates earned on our interest-earning assets would reprice upward more quickly than rates paid on our interest-bearing liabilities, thus expanding our net interest margin.  Conversely, a liability sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate lower net interest income, as rates paid on our interest-bearing liabilities would reprice upward more quickly than rates earned on our interest-earning assets, thus compressing our net interest margin.

Income Simulation and Economic Value Analysis. Interest rate risk measurement is calculated and reported to the board and ALCO at least quarterly. The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.

We use two approaches to model interest rate risk: Net Interest Income at Risk, or NII at Risk, and Economic Value of Equity, or EVE. Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-100	100	200
June 30, 2017
Dollar change	$(1,947)	$4,432	$9,317
Percent change	-3.44%	7.84%	16.47%
December 31, 2016:
Dollar change	650	3,315	7,813
Percent change	1.30%	6.61%	15.58%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest- bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models gradual -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 100 basis points, the point at which many assets and liabilities reach zero percent.

We are within board policy limits for the +/-100 and +200 basis point scenarios. The NII at Risk reported at June 30, 2017, projects that our earnings are expected to be materially sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets increased resulting in a position shift from slightly asset sensitive to asset sensitive.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-100	100	200
June 30, 2017
Dollar change	$(33,612)	$11,571	$19,375
Percent change	-12.78%	4.40%	7.37%
December 31, 2016:
Dollar change	(23,016)	13,611	20,980
Percent change	-9.60%	5.70%	8.80%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate -100, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 100 basis points, the point at which many assets and liabilities reach zero percent.

We are within board policy limits for the +/-100 and +200 basis point scenarios. The EVE reported at June 30, 2017 projects that as interest rates increase immediately, the economic value of equity position will be expected to increase. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

Price Risk. Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and subject to fair value accounting. We have price risk from our available for sale single-family residential mortgage loans and our fixed-rate available for sale securities.

Basis Risk. Basis risk represents the risk of loss arising from asset and liability pricing movements not changing in the same direction. We have basis risk in our single-family residential mortgage loan portfolio and our securities portfolio.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates, including but not limited to actions involving federal and state securities law claims, employment, wage-hour and labor law claims, lender liability claims, trust and estate administration claims, and consumer and privacy claims, some of which may be styled as “class action” or representative cases. Where appropriate, we establish reserves in accordance with FASB guidance over loss contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of June 30, 2017, the Company does not have any litigation reserves.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A to Part I of our consolidated audited financial statements included in our registration statement on Form S-1 filed with the SEC, for the year ended December 31, 2016. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2 for “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: September 6, 2017	/s/ David Morris
David Morris Duly Authorized Officer, Executive Vice President and Chief Financial Officer