Form 10-Q
period 2017-09-30
RBB Bancorp
filed 2017-11-13
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017 or

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

Number of shares of common stock of the registrant: 15,801,374 outstanding as of October 30, 2017.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016 (AUDITED)

(In thousands, except share amounts)

	September 30,	December 31,
	2017	2016
Assets
Cash and due from banks	$69,552	$74,213
Federal funds sold and other cash equivalents	96,500	44,500
Cash and cash equivalents	166,052	118,713

Interest-earning deposits in other financial institutions	100	345

Securities:
Available for sale	55,697	39,277
Held to maturity (fair value of $5,485 and $6,553 at September 30, 2017 and December 31, 2016, respectively)	5,191	6,214
Mortgage loans held for sale	125,704	44,345

Loans held for investment:
Real estate	827,535	755,301
Commercial	372,531	361,227
Total loans	1,200,066	1,116,528
Unaccreted discount on acquired loans	(5,501)	(8,085)
Deferred loan costs (fees), net	1,957	2,003
	1,196,522	1,110,446
Allowance for loan losses	(11,420)	(14,162)
Net loans	1,185,102	1,096,284

Premises and equipment	6,300	6,585
Federal Home Loan Bank (FHLB) stock	6,770	6,770
Net deferred tax assets	9,517	11,097
Other real estate owned (OREO)	293	833
Cash surrender value of life insurance	32,578	21,958
Goodwill	29,940	29,940
Servicing assets	5,370	3,704
Core deposit intangibles	1,525	1,793
Accrued interest and other assets	12,575	7,693
	$1,642,714	$1,395,551

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016 (AUDITED) (CONTINUED)

(In thousands, except share amounts)

Liabilities and Shareholders’ Equity
	September 30,	December 31,
	2017	2016
Deposits:
Noninterest-bearing demand	$287,574	$174,272
Savings, NOW and money market accounts	362,018	296,699
Time deposits under $250,000	317,627	310,969
Time deposits $250,000 and over	351,073	370,823
Total deposits	1,318,292	1,152,763

Reserve for unfunded commitments	489	604
Income tax payable	—	793
Long-term debt	49,492	49,383
Subordinated debentures	3,402	3,334
Accrued interest and other liabilities	10,708	7,089
Total liabilities	1,382,383	1,213,966

Commitments and contingencies - Note 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 15,790,611 shares issued and outstanding at September 30, 2017 and 12,827,803 shares at December 31,2016	204,206	142,651
Additional paid-in capital	8,686	8,417
Retained earnings	47,576	30,784
Accumulated other comprehensive income (loss) - net unrealized loss on securities available for sale, net of tax of $95 at September 30, 2017 and $186 at December 31, 2016	(137)	(267)
Total shareholders’ equity	260,331	181,585
	$1,642,714	$1,395,551

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest and dividend income:
Interest and fees on loans	$17,200	$18,169	$49,992	$50,042
Interest on interest-earning deposits	371	80	731	236
Interest on investment securities	331	203	922	620
Dividend income on FHLB stock	118	155	353	416
Interest on federal funds sold and other	326	92	628	159
Total interest income	18,346	18,699	52,626	51,473
Interest expense:
Interest on savings deposits, now and money market accounts	649	521	1,698	1,489
Interest on time deposits	2,061	1,801	5,903	5,144
Interest on subordinated debentures and other	908	903	2,720	1,824
Interest on other borrowed funds	—	16	29	24
Total interest expense	3,618	3,241	10,350	8,481
Net interest income	14,728	15,458	42,276	42,992
Provision (recapture) for credit losses	700	1,250	(3,488)	3,599

Net interest income after provision (recapture) for credit losses	14,028	14,208	45,764	39,393
Noninterest income:
Service charges, fees and other	518	443	1,624	1,182
Gain on sale of loans	2,584	1,870	6,370	4,136
Loan servicing fees, net of amortization	314	95	571	384
Recoveries on loans acquired in business combinations	19	47	76	139
Increase in cash surrender value of life insurance	219	141	620	423
Gain on sale of securities	—	—	—	19
Gain on sale of OREO	142	—	142	—
	3,796	2,596	9,403	6,283
Noninterest expense:
Salaries and employee benefits	4,178	3,481	12,604	10,547
Occupancy and equipment expenses	705	766	2,176	2,388
Data processing	458	563	1,264	1,488
Legal and professional	318	511	227	1,478
Office expenses	153	153	484	455
Marketing and business promotion	250	102	575	408
Insurance and regulatory assessments	201	284	611	810
Amortization of intangibles	87	103	268	268
OREO expenses	6	6	34	16
Other expenses	844	1,068	2,495	4,516
	7,200	7,037	20,738	22,374
Income before income taxes	10,624	9,767	34,429	23,302
Income tax expense	4,013	4,070	13,789	9,609
Net income	$6,611	$5,697	$20,640	$13,693

Net income per share
Basic	$0.45	$0.44	$1.53	$1.07
Diluted	$0.42	$0.42	$1.42	$1.00
Cash dividends declared per common share	$—	$—	$0.30	$0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$6,611	$5,697	$20,640	$13,693

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Change in unrealized gains (losses)	(80)	45	220	710
Reclassification of gains recognized in net income	—	—	—	(19)
	(80)	45	220	691
Related income tax effect:
Change in unrealized gains (losses)	33	(18)	(90)	(291)
Reclassification of gains recognized in net income	—	—	—	8
	33	(18)	(90)	(283)

Total other comprehensive income	(47)	27	130	408

Total comprehensive income	$6,564	$5,724	$20,770	$14,101

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY – (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2017	12,827,803	$142,651	$8,417	$30,784	$(267)	$181,585
Net income				20,640		20,640
Stock-based compensation			592			592
Cash dividend				(3,848)		(3,848)
Stock options exercised	105,052	1,338	(323)			1,015
Issuance of common stock, net of issuance costs	2,857,756	60,217				60,217
Other comprehensive income, net of taxes					130	130
Balance at September 30, 2017	15,790,611	$204,206	$8,686	$47,576	$(137)	$260,331

Balance at January 1, 2016	12,770,571	$141,873	$7,706	$14,259	$(193)	$163,645
Net income				13,693		13,693
Stock-based compensation			646			646
Cash dividend				(2,554)		(2,554)
Stock options exercised	57,232	778	(183)			595
Other comprehensive income, net of taxes					408	408
Balance at September 30, 2016	12,827,803	$142,651	$8,169	$25,398	$215	$176,433

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net income	$20,640	$13,693
Adjustments to reconcile net income to net cash from
Operating activities:
Depreciation and amortization of premises, equipment and intangibles	971	1,096
Net amortization (accretion) of securities, loans, deposits, and other	(1,257)	(6,606)
Provision (recapture) for loan losses	(3,488)	3,599
Stock-based compensation	592	463
Gain on sale of securities	—	(19)
Gain on sale of loans	(6,370)	(4,136)
Gain on sale of OREO	(142)	—
Increase in cash surrender value of life insurance	(620)	(423)
Loans originated and purchased for sale	(184,468)	(160,654)
Proceeds from loans sold	155,372	169,546
Other items	(360)	7,181
Net cash from operating activities	(19,130)	23,740
Investing activities
Decrease in interest-earning deposits	245	9,437
Securities available for sale:
Purchases	(18,795)	(2,000)
Maturities, prepayments and calls	3,336	3,295
Sales	—	5,083
Purchase of FHLB stock and other equity securities, net	(27)	(2,998)
Net (increase) decrease in loans	(131,321)	42,080
Proceeds from sales of OREO	257	—
Purchase of life insurance	(10,000)	—
Net cash paid in connection with acquisition	—	(35,051)
Purchases of premises and equipment	(229)	(230)
Net cash from investing activities	(156,534)	19,616
Financing activities
Net increase (decrease) in demand deposits and savings accounts	178,620	(32,876)
Net decrease in time deposits	(13,001)	(26,099)
Net change in FHLB advances	—	10,000
Cash dividends paid	(3,848)	(2,554)
Issuance of subordinated debentures, net of issuance costs	—	49,274
Issuance of common stock, net of issuance costs	60,217	—
Exercise of stock options	1,015	778
Net cash from financing activities	223,003	(1,477)
Net increase in cash and cash equivalents	47,339	41,879
Cash and cash equivalents at beginning of period	118,713	113,891
Cash and cash equivalents at end of period	$166,052	$155,770
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$9,528	$9,175
Taxes paid	$12,875	$8,290
Non-cash investing and financing activities:
Transfer of loan to available for sale securities	$1,000	$—
Transfer of loans to held for sale	$114,047	$48,425
Loan to facilitate OREO	$425	$—
Securities held to maturity transferred to available for sale	$—	$433
Net change in unrealized holding gain on securities available for sale	$222	$710

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 - BUSINESS DESCRIPTION

RBB Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our wholly-owned banking subsidiaries, Royal Business Bank ("Bank") and RBB Asset Management Company ("RAM"), collectively referred to herein as "the Company". At September 30, 2017, the Company had total assets of $1.6 billion, gross loans of $1.2 billion, total deposits of $1.3 billion and total stockholders' equity of $260.3 million. On July 31, 2017, the Company completed its initial public offering of 3,750,000 shares at a price to the public of $23.00 per share. The Company’s stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results for the full year.  Certain amounts reported for 2016 have been reclassified to be consistent with the reporting for 2017.  These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the years ended December 31, 2016, 2015 and 2014, included in our registration statement filed under Form S-1.

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 1 – Summary of Significant Policies in our Consolidated Financial Statements as of and for the periods ended December 31, 2016, 2015, and 2014, included in our registration statement on Form S-1.  The accompanying consolidated unaudited financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary to reflect a fair statement of our consolidated financial condition, results of operations, and cash flows. The results of operations for acquired companies are included from the dates of acquisition.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This Update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.  The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and one year later for nonpublic business entities.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Company plans to adopt ASU 2014-09 on January 1, 2019 utilizing the modified retrospective approach.  Since the guidance does not apply to revenue associated with financial instruments such as loans and investments, which are accounted for under other provisions of GAAP, we do not expect it to impact interest income, our largest component of income.  The Company will perform an overall assessment of revenue streams potentially affected by the ASU, including certain deposit related fees and interchange fees, to determine the impact this guidance will have on our consolidated financial statements.

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

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718.)  ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Under ASU 2016-09, excess tax benefits and certain tax deficiencies will no longer be recorded in additional paid-in capital ("APIC").  Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated.  In addition, the guidance requires excess tax benefits be presented as an operating activity on the statement of cash flows rather than as a financing activity.  ASU 2016-09 also permits an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards.  Forfeitures can be estimated, as required today, or recognized when they occur.  This guidance is effective for public business entities for interim and annual reporting periods beginning after December 15, 2016, and for nonpublic business entities annual reporting periods beginning after December 15, 2017, and interim periods within the reporting periods beginning after December 15, 2018.  Early adoption is permitted, but all of the guidance must be adopted in the same period.  The Company early adopted the ASU as of January 1, 2017. The Company plans to recognize forfeitures as they occur.  The early adoption of the ASU did not have a material effect on the company’s financial statements or disclosures.

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

In July 2017, the FASB issued ASU 2017-13—Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments  (SEC Update).  At the July 20, 2017, EITF meeting, the SEC staff announced that it would not object when certain public business entities (PBEs) elect to use the non-PBE effective dates solely to adopt the FASB’s new standards on revenue (ASC 606) and leases (ASC 842). This ASU reflects comments made by the SEC. The Company will continue to evaluate how extensive the impact will be under the ASU on the Company’s consolidated financial statements.

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

These fair values are estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier.  While additional significant changes to the closing date fair values are not expected, any information relative to the changes in these fair values will be evaluated to determine if such changes are due to events and circumstances that existed as of the acquisition date. During the measurement period, any such changes will be recorded as part of the closing date fair value.  The measurement period ended on February 19, 2017.

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

Non-recurring acquisition related expenses in connection with the TFC acquisition were $1.7 million for the nine months ended September 30, 2016.  There were no non-recurring acquisition related expenses for the nine months ended September 30, 2017

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and held to maturity at September 30, 2017 and December 31, 2016, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,057	$—	$(100)	$4,957
Mortgage-backed securities
Government sponsored agencies	33,530	44	(318)	33,256
Corporate debt securities	17,341	203	(60)	17,484
	$55,928	$247	$(478)	$55,697

Held to maturity
Municipal taxable securities	$4,296	$278	$—	$4,574
Municipal securities	895	16	—	911
	$5,191	$294	$—	$5,485

December 31, 2016
Available for sale
Government agency securities	$5,453	$—	$(136)	$5,317
Mortgage-backed securities
Government sponsored agencies	23,913	38	(311)	23,640
Corporate debt securities	10,364	21	(65)	10,320
	$39,730	$59	$(512)	$39,277

Held to maturity
Municipal taxable securities	$5,301	$328	$—	$5,629
Municipal securities	913	11	—	924
	$6,214	$339	$—	$6,553

One security with a fair value of $840,000 and $933,000 was pledged to secure a local agency deposit at September 30, 2017 and December 31, 2016, respectively.

The amortized cost and fair value of the investment securities portfolio at September 30, 2017 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due from one to five years	$31,323	$31,214	$2,781	$2,930
Due from five to ten years	20,556	20,473	2,410	2,555
Due from ten years and greater	4,049	4,010	—	—
	$55,928	$55,697	$5,191	$5,485

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The following table summarizes available for sale securities with unrealized losses at September 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position.  There were no held to maturity securities in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
September 30, 2017
Government agency securities	$(100)	$4,957	$—	$—	$(100)	$4,957
Mortgage-backed securities
Government sponsored agencies	(255)	26,916	(63)	2,105	(318)	29,021
Corporate debt securities	(60)	5,994	—	—	(60)	5,994
Total available for sale	$(415)	$37,867	$(63)	$2,105	$(478)	$39,972

December 31, 2016
Government agency securities	$(136)	$5,317	$—	$—	$(136)	$5,317
Mortgage-backed securities
Government sponsored agencies	(221)	16,231	(90)	2,504	(311)	18,735
Corporate debt securities	(65)	5,147	—	—	(65)	5,147
Total available for sale	$(422)	$26,695	$(90)	$2,504	$(512)	$29,199

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

	Three Months Ended September 30,
	2017				2016
(dollars in thousands)	Real Estate	Commercial	Unallocated	Total	Real Estate	Commercial	Unallocated	Total
Beginning balance	$6,433	$3,384	$810	$10,627	$9,455	$2,694	$—	$12,149
Additions (reductions) to the allowance charged to expense	1,239	(115)	(424)	700	820	430	—	1,250
Recoveries on loans charged-off	—	93	—	93	—	—	—	—
Less loans charged-off	—	—	—	—	—	—	—	—
Ending balance	$7,672	$3,362	$386	$11,420	$10,275	$3,124	$—	$13,399

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

	Nine Months Ended September 30,
	2017				2016
(dollars in thousands)	Real Estate	Commercial	Unallocated	Total	Real Estate	Commercial	Unallocated	Total
Beginning balance	$8,111	$6,051	$—	$14,162	$5,788	$4,235	$—	$10,023
Additions (reductions) to the allowance charged to expense	(439)	(3,435)	386	(3,488)	4,487	(888)	—	3,599
Recoveries on loans charged-off	—	746	—	746	—	—	—	—
Less loans charged-off	—	—	—	—	—	(223)	—	(223)
Ending balance	$7,672	$3,362	$386	$11,420	$10,275	$3,124	$—	$13,399

The following table presents the recorded investment in loans and impairment method as of and for the nine months ended September 30, 2017 and September 30, 2016, and the activity in the allowance for loan losses for the year ended December 31, 2016, by portfolio segment:

(dollars in thousands)
As of September 30, 2017	Real Estate	Commercial	Unallocated	Total
Reserves:
Specific	$—	$—	$—	$—
General	7,672	3,362	386	11,420
Loans acquired with deteriorated credit quality	—	—	—	—
	$7,672	$3,362	$386	$11,420
Loans evaluated for impairment:
Individually	$2,580	$1,370	$—	$3,950
Collectively	819,654	372,602	—	1,192,256
Loans acquired with deteriorated credit quality	316	—	—	316
	$822,550	$373,972	$—	$1,196,522

As of December 31, 2016	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning of year	$5,788	$4,235	$—	$10,023
Provisions	2,323	2,651	—	4,974
Charge-offs	—	(835)	—	(835)
Recoveries	—	—	—	—
	$8,111	$6,051	$—	$14,162
Reserves:
Specific	$—	$1,782	$—	$1,782
General	8,111	4,269	—	12,380
Loans acquired with deteriorated credit quality	—	—	—	—
	$8,111	$6,051	$—	$14,162
Loans evaluated for impairment:
Individually	$2,556	$3,577	$—	$6,133
Collectively	744,349	359,234	—	1,103,583
Loans acquired with deteriorated credit quality	730	—	—	730
	$747,635	$362,811	$—	$1,110,446

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

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

The risk category of loans by class of loans was as follows at September 30, 2017 and December 31, 2016:

(dollars in thousands)		Special
September 30, 2017	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$94,004	$—	$—	$293	$94,297
Commercial real estate	444,108	4,517	40,174	2,287	491,086
Single-family residential mortgages	237,167	—	—	—	237,167
Commercial:
Other	222,743	960	971	1,293	225,967
SBA	143,507	1,819	2,602	77	148,005
	$1,141,529	$7,296	$43,747	$3,950	$1,196,522

December 31, 2016
Real estate:
Construction and land development	$87,174	$1,932	$—	$303	$89,409
Commercial real estate	475,499	4,562	19,484	2,253	501,798
Single-family residential mortgages	136,206	13,950	6,272	—	156,428
Commercial:
Other	194,227	—	9,616	—	203,843
SBA	151,066	1,934	2,391	3,577	158,968
	$1,044,172	$22,378	$37,763	$6,133	$1,110,446

The following table presents the recorded investment in non-accrual loans by class of loans.  There were no loans past due 90 days and still on accrual at September 30, 2017 and December 31, 2016:

	September 30	December 31,
(dollars in thousands)	2017	2016
Commercial:
SBA	$77	$3,577

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The following table presents the aging of the recorded investment in past-due loans at September 30, 2017 and December 31, 2016 by class of loans:

	30-59	60-89	Greater Than
(dollars in thousands)	Days	Days	89 Days	Total	Loans Not
September 30, 2017	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Real estate:
Construction and land development	$—	$—	$—	$—	$94,297	$94,297
Commercial real estate	—	—	—	—	491,086	491,086
Single-family residential mortgages	531	—	—	531	236,636	237,167
Commercial:				—
Other	213	—	—	213	225,754	225,967
SBA	254	1,434	—	1,688	146,317	148,005
	$998	$1,434	$—	$2,432	$1,194,090	$1,196,522

December 31, 2016
Real estate:
Construction and land development	$—	$—	$—	$—	$89,409	$89,409
Commercial real estate	—	—	—	—	501,798	501,798
Single-family residential mortgages	—	—	—	—	156,428	156,428
Commercial:
Other	343	—	—	343	203,500	203,843
SBA	—	—	3,577	3,577	155,391	158,968
	$343	$—	$3,577	$3,920	$1,106,526	$1,110,446

Information relating to individually impaired loans presented by class of loans was as follows at September 30, 2017 and December 31, 2016:

	Unpaid
(dollars in thousands)	Principal	Recorded	Average	Interest	Related
September 30, 2017	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$293	$293	$298	$16	$—
Commercial real estate	2,287	2,287	2,270	253	—
Commercial - SBA	1,370	1,370	685	79	—
Total	$3,950	$3,950	$3,253	$348	$—

December 31, 2016
With no related allowance recorded
Construction and land development	$303	$303	$309	$21	$—
Commercial real estate	2,253	2,253	1,710	280	—
Commercial - SBA	18	18	93	—	—
Subtotal	2,574	2,574	2,112	301	—

With an allowance recorded
Commercial - SBA	3,559	3,559	3,559	—	1,782
Total	$6,133	$6,133	$5,671	$301	$1,782

No interest income was recognized on a cash basis for the nine months ended September 30, 2017 and 2016 and for the year ended December 31, 2016.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The Company had five and six loans identified as troubled debt restructurings ("TDR's") at September 30, 2017 and December 31, 2016, respectively.  A specific reserve of $1,782,000 had been allocated for one loan at December 31, 2016.  There were no specific reserves on TDRs as of September 30, 2017.  There are no commitments to lend additional amounts at September 30, 2017 and December 31, 2016 to customers with outstanding loans that are classified as TDR's.

During the year ended December 31, 2016 and for the nine months ended September 30, 2017, the terms of certain loans were modified as TDR's.  The modification of the terms generally included loans where a moratorium on loan payments was granted.  Such moratoriums ranged from three months to twelve months on the loans restructured in 2017 and  2016.

   The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2017 and the year ended December 31, 2016;

		Pre-	Post-
		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded
September 30, 2017	Loans	Investment	Investment
Commercial	1	$1,293	$1,293

		Pre-	Post-
		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded
December 31, 2016	Loans	Investment	Investment
Commercial real estate	1	$1,047	$1,047

The Company has purchased loans as part of its whole bank acquisitions, for which there was at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

The outstanding balance and carrying amount of purchased credit-impaired loans at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
(dollars in thousands)	2017	2016
Outstanding balance	$324	$878
Carrying amount	$316	$730

For these purchased credit-impaired loans, the Company did not increase the allowance for loan losses during the nine months ended September 30, 2017 or for the year ended December 31, 2016, as there were no significant reductions in the expected cash flows.

Below is a summary of activity in the accretable yield on purchased credit-impaired loans for the nine months ended September 30, 2017 and for the year ended December 31, 2016:

	September 30,	December 31,
(dollars in thousands)	2017	2016
Beginning balance	$142	$349
Restructuring as TDR	—	(22)
Accretion of income	(134)	(185)
Ending balance	$8	$142

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets.  The principal balances at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
(dollars in thousands)	2017	2016
Loans serviced for others:
Mortgage loans	$306,168	$259,207
SBA loans	$166,148	$110,263

Activity for servicing assets follows:

The fair value of servicing assets for mortgage loans was $1,804,000 and $1,184,000 at September 30, 2017 and December 31, 2016, respectively.  The fair value of servicing assets for SBA loans was $4,982,000 and $3,142,000 at September 30, 2017 and December 31, 2016, respectively.

Servicing fees net of servicing asset amortization totaled $571,000 and $384,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

	Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of year	$1,002	$2,702	$298	$1,807
Additions	501	2,149	602	1,033
Disposals	(134)	(202)	(31)	(99)
Amortized to expense	(271)	(377)	(109)	(244)
End of period	$1,098	$4,272	$760	$2,497

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually.  The Company has selected December 31 as the date to perform the annual impairment test.  Goodwill amounted to $29.9 million at September 30, 2017 and December 31, 2016, and is the only intangible asset with an indefinite life on the balance sheet.  There were no impairment losses recognized on goodwill during the nine months ended September 30, 2017 and 2016.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions.   CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years.  CDI was recognized in the 2013 acquisition of

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Los Angeles National Bank and in the 2016 acquisition of TFC Holding Company.  The unamortized balance at September 30, 2017 and December 31, 2016 was $1,525,000 and $1,793,000, respectively, for both Los Angeles National Bank and TFC Holding Company.  CDI amortization expense was $268,000 and $268,000 for the nine months ended September 30, 2017 and September 30, 2016, respectively, for both Los Angeles National Bank and TFC Holding Company.

Estimated CDI amortization expense for future years is as follows (dollars in thousands):

Year ending December 31:
2017 remaining	$87
2018	311
2019	274
2020	244
2021	172
Thereafter	437
Total	$1,525

NOTE 8 - DEPOSITS

At September 30, 2017, the scheduled maturities of time deposits are as follows:

(dollars in thousands)
One year	$660,187
Two to three years	8,513
$668,700

NOTE 9 - LONG-TERM DEBT

At September 30, 2017 and December 31, 2016 long-term debt was as follows:

	September 30,	December 31,
(dollars in thousands)	2017	2016
Principal	$50,000	$50,000
Unamortized debt issuance costs	$508	$617

In March 2016, the Company issued $50 million of 6.5% fixed to floating rate subordinated debentures, due March 31, 2026. The interest rate is fixed through March 31, 2021 and floats at 3 month LIBOR plus 516 basis points thereafter. The sub-debt is considered Tier-two capital at the Company. The Company allocated $35 million to the Bank as Tier-one capital.

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Bancorp, acquired TFC Statutory Trust.  The Trust contained a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC Bancorp issued $5,000,000 of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore the trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition which was $3,255,000. There was a $1,900,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The amount of amortization expense recognized for the nine months ended September 30, 2017 and 2016 was $68,000 and $55,000, respectively.   The Company also purchased an investment in the common stock of the trust for $155,000 which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Federal Reserve Bank on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.65%, which was 2.97% and 2.61% at September 30, 2017 and December 31, 2016, respectively.

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

Federal Funds Arrangements with Commercial Banks.  At September 30, 2017, the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $5.0 million overnight from Zions Bank, Wells Fargo Bank, First Tennessee National Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements.  At September 30, 2017, the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit.  The secured borrowing capacity of $15.2 million at September 30, 2017 is collateralized by loans pledged with a carrying value of $25.2 million.

FHLB Secured Line of Credit.  The secured borrowing capacity of $326.9 million at September 30, 2017 is collateralized by loans pledged with a carrying value of $373.9 million.

There were no amounts outstanding under any of the arrangements above at September 30, 2017 or December 31, 2016.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the nine months ended September 30, 2017 and 2016, the Company recorded an income tax provision of $13.8 million and $9.6 million, respectively, reflecting an effective tax rate of 40.0% and 41.2% for the nine months ended September 30, 2017 and 2016, respectively. During the three months ended September 30, 2017 and 2016, the Company recorded an income tax provision of $4.0 million and $4.1 million, respectively, reflecting and effective tax rate of 37.8% and 41.7% for the three months ended September 30, 2017 and 2019, respectively.

NOTE 13 - COMMITMENTS

The Company leases several of its operating facilities under various noncancellable operating leases expiring at various dates through 2022.  The Company is also responsible for common area maintenance, taxes and insurance at the various branch locations.

Future minimum rent payments on the Company's leases were as follows at September 30, 2017:

(dollars in thousands)
Year ending December 31:
2017 remaining	$410
2018	1,350
2019	754
2020	496
2021	382
Thereafter	130
$3,522

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense.  Total rental expense, recognized on a straight-line basis, was $1.1 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively.

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

At September 30, 2017 and December 31, 2016, the Company had the following financial commitments whose contractual amount represents credit risk:

	September 30,	December 31,
	2017	2016
(dollars in thousands)
Commitments to make loans	$97,116	$68,003
Unused lines of credit	97,662	92,378
Commercial and similar letters of credit	4,144	8,966
Standby letters of credit	1,575	1,250
	$200,497	$170,597

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	September 30,	December 31,
(dollars in thousands)	2017	2016
Beginning balance	$3,445	$3,971
New loans and advances	900	1,274
Repayments	(3,345)	(1,800)
Ending balance	$1,000	$3,445

Loan commitments outstanding to executive officers, directors and their related interests with whom they are associated totaled approximately $3.4 million and $2.3 million at September 30, 2017 and December 31, 2016, respectively.

Deposits from principal officers, directors, and their affiliates at September 30, 2017 and December 31, 2016 were $42.9 million and $37.2 million, respectively.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 15 - STOCK-BASED COMPENSATION

RBB Bancorp 2017 Omnibus Stock Incentive Plan.

The 2017 Omnibus Stock Incentive Plan, or OSIP, was adopted by the Company’s board of directors on January 18, 2017 and approved by the Company’s shareholders at the Company’s annual meeting on May 23, 2017. The OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the 2017 OSIP, or 3,848,341 shares. This represents 24% of the issued and outstanding shares of the Company’s common stock as of September 30, 2017.  As of September 30, 2017, there were 1,353,207 shares of common stock available for issuance under the OSIP. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

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

The Company recognized stock-based compensation expense of $592,000 and $646,000 and recognized income tax benefits on that expense of $487,000 and $191,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. The new rules became effective on January 1, 2015, with certain of the requirements phased-in over a multi-year schedule.  Under the rules, minimum requirements increased for both the quantity and quality of capital held by the Bank.  The rules include a new common equity Tier 1 ("CET1") capital to risk-weighted assets ratio with minimums for capital adequacy and prompt corrective action purposes of 4.5% and 6.5%, respectively.  The minimum Tier 1 capital to risk-weighted assets ratio was raised from 4.0% to 6.0% under the capital adequacy framework and from 6.0% to 8.0% to be well-capitalized under the prompt corrective action framework.  In addition, the rules introduced the concept of a "conservation buffer" of 2.5% applicable to the three capital adequacy risk-weighted asset ratios (CET1, Tier 1, and Total).  The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The capital conservation buffer for September 30, 2017 is 11.08% and 12.49% for the Bank and Bancorp, respectively. If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital.  Management believes, at September 30, 2017 and December 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

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

The following table sets forth RBB Bancorp's consolidated and the Bank's actual capital amounts and ratios and related regulatory requirements for the Bank at September 30, 2017:

			Amount of Capital Required
					To Be Well-
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017:
Tier 1 Leverage Ratio
Consolidated	$232,521	14.91%	NA	NA	NA	NA
Bank	$227,104	14.57%	$62,363	4.0%	$77,953	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$229,244	18.23%	NA	NA	NA	NA
Bank	$227,104	18.13%	$56,377	4.5%	$81,433	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$232,521	18.49%	NA	NA	NA	NA
Bank	$227,104	18.13%	$75,169	6.0%	$100,225	8.0%
Total Risk-Based Capital Ratio
Consolidated	$293,922	23.37%	NA	NA	NA	NA
Bank	$239,013	19.08%	$100,225	8.0%	$125,282	10.0%

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
Tier 1 Leverage Ratio
Consolidated	$153,682	11.00%	NA	NA	NA	NA
Bank	$178,645	12.81%	$55,777	4.0%	$69,722	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$150,786	13.30%	NA	NA	NA	NA
Bank	$178,645	15.81%	$50,860	4.5%	$73,464	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$153,682	13.56%	NA	NA	NA	NA
Bank	$178,645	15.81%	$67,813	6.0%	$90,417	8.0%
Total Risk-Based Capital Ratio
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

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Appraisals for other real estate owned are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered.  No significant adjustments to appraised values have been made as a result of this comparison process as of September 30, 2017.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at September 30, 2017 and December 31, 2016:

(dollars in thousands)	Fair Value Measurements Using:
September 30, 2017	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$4,957		$4,957
Mortgage-backed securities				-
Government sponsored agencies		33,256		33,256
Corporate debt securities		17,484		17,484
	$—	$55,697	$—	$55,697

On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

December 31, 2016
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$5,317		5,317
Mortgage-backed securities
Government sponsored agencies		23,640		23,640
Corporate debt securities		10,320		10,320
	$—	$39,277	$—	$39,277

On a non-recurring basis:
Other real estate owned	$—	$—	$833	$833

No write-downs to OREO were recorded in for the nine months ended September 30, 2017 or for the year ended December 31, 2016.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Quantitative information about the Company's non-recurring Level 3 fair value measurements at September 30, 2017 and December 31, 2016 is as follows:

					Weighted-
(dollars in thousands)	Fair Value	Valuation	Unobservable	Adjustment	Average
September 30, 2017	Amount	Technique	Input	Range	Adjustment
Other real estate owned	$293	Third Party	Management Adjustments	15%	15%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs
December 31, 2016
Other real estate owned	$833	Third Party	Management Adjustments	10% - 15%	12%
		Appraisals	to Reflect Current
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

The fair value hierarchy level and estimated fair value of significant financial instruments at September 30, 2017 and December 31, 2016 are summarized as follows:

		September 30,		December 31,
		2017		2016
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$69,552	$69,552	$74,213	$74,213
Federal funds sold and other cash equivalents	Level 1	96,500	96,500	44,500	44,500
Interest-earning deposits in other financial institutions	Level 1	100	100	345	345
Investment securities - AFS	Level 2	55,697	55,697	39,277	39,277
Investment securities - HTM	Level 2	5,191	5,485	6,214	6,553
Mortgage loans held for sale	Level 1	125,704	128,491	44,345	45,433
Loans, net	Level 3	1,185,102	1,205,092	1,096,284	1,095,944

Financial Liabilities:
Deposits	Level 2	1,318,292	1,315,698	$1,152,763	$1,140,707
Long-term debt	Level 2	49,492	47,657	49,383	48,447
Subordinated debentures	Level 3	3,402	3,582	3,334	3,334

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 19 - EARNINGS PER SHARE ("EPS")

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

	Nine Months Ended
	September 30
	2017		2016
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$20,640		$13,693
Shares outstanding		15,790,611		12,827,803
Impact of weighting shares		(2,309,152)		(35,927)
Used in basic EPS	20,640	13,481,459	13,693	12,791,876
Dilutive effect of outstanding
Stock options		1,077,584		896,122
Used in dilutive EPS	$20,640	14,559,043	$13,693	13,687,998

Basic earnings per common share	$1.53		$1.07
Diluted earnings per common share	$1.42		$1.00

	Three Months Ended
	September 30
	2017		2016
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$6,611		$5,697
Shares outstanding		15,790,611		12,827,803
Impact of weighting shares		(1,023,154)		-
Used in basic EPS	6,611	14,767,457	5,697	12,827,803
Dilutive effect of outstanding
Stock options		1,084,472		889,429
Used in dilutive EPS	$6,611	15,851,929	$5,697	13,717,232

Basic earnings per common share	$0.45		$0.44
Diluted earnings per common share	$0.42		$0.42

NOTE 20 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At September 30, 2017 and December 31, 2016, the balance of the investment for qualified affordable housing projects was $5,768,000 and $986,000, respectively.  This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets.  Total unfunded commitments related to the investments in qualified housing projects totaled $4,572,000 and $840,000 at September 30, 2017 and December 31, 2016, respectively.  The Company expects to fulfill these commitments during the years ending 2027 and 2028.

For the nine months ended September 30, 2017 and 2016, the Company recognized amortization expense of $218,000 and $10,000, respectively, which was included within income tax expense on the consolidated statements of income.

NOTE 21 - RECENT DEVELOPMENTS

On July 27, 2017, the Company completed its public offering of 3,750,000 shares at a price to the public of $23.00 per share and a total offering size of $86,250,000. The offering was originally 3,000,000 shares but due to demand, it was increased to 3,750,000 shares. The Company sold 2,857,756 shares and the selling shareholders sold 892,244 shares of the Company’s common stock. The offering resulted in gross proceeds to the Company of approximately $65.7 million. The Company contributed $25 million of the net proceeds received from this offering to the Bank in July 2017. Our stock now trades on the Nasdaq Global Select Market under the symbol “RBB”.  The increase to capital net of expenses is approximately $60.2 million.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

On October 19, 2017, RBB Bancorp declared a cash dividend of $0.08 per share for the third quarter of 2017.  The dividend is payable on November 30, 2017 to common shareholders of record as of October 31, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis presents our results of operations and financial condition on a consolidated basis for the nine months ended September 30, 2017. This discussion should be read in conjunction with the unaudited consolidated financial statements, accompanying footnotes and supplemental financial data included herein. The emphasis of this discussion will be amounts as of September 30, 2017 compared to December 31, 2016 for the balance sheets and the nine months ended September 30, 2017 compared to September 30, 2016 for the statements of income.

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

Our significant accounting policies are described in greater detail in our 2016 audited financial statements included in the Form S-1 in “Note 1 – Summary of Significant Accounting Policies” section, and in the “Critical Accounting Policies and Estimates” section, included in our registration statement on Form S-1 as filed with the SEC on July 25, 2017, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the third quarter of 2017, we reported net earnings of $6.6 million, compared with $8.5 million for the second quarter of 2017 and $5.7 million for the third quarter of 2016. This represented a decrease of $1.9 million over the prior quarter and an increase of $914,000 from the third quarter of 2016. Diluted earnings per share were $0.42 per share for the third quarter of 2017, compared to $0.62 in the prior quarter and $0.42 for the same period last year.  The decline in earnings per share relative to the second quarter of 2017 was attributable to the recapture of $4.2 million of provision for loan losses that positively impacted the prior quarter’s results.    Diluted earnings per share remained the same from the 3rd quarter of 2016 due to additional shares issued as a result of the recent public offering.  At September 30, 2017, total assets were $1.6 billion, an increase of $247.2 million, or 17.7%, from total assets of $1.4 billion at December 31, 2016. Interest-earning assets were $1.5 billion as of September 30, 2017, an increase of $229.9 million, or 17.4%, when compared with $1.3 billion at December 31, 2016. The increase in interest-earning assets was primarily due to an $86.1 million increase in total loans, a $47.3 million increase in cash and cash equivalents, and an $81.4 million increase in mortgage loans held for sale.

At September 30, 2017, available for sale (AFS) investment securities totaled $55.7 million inclusive of a pre-tax unrealized loss of $231,000, compared to $39.3 million inclusive of a pre-tax unrealized loss of $453,000 at December 31, 2016.   At September 30, 2017, held to maturity (HTM) investment securities totaled $5.2 million.

Total loans and leases, net of deferred fees and discounts, were $1.2 billion at September 30, 2017, compared to $1.1 billion at December 31, 2016 and $1.1 billion at September 30, 2016. Total loans and leases (net of deferred fees, discounts and the allowance for loan losses) increased $88.8 million, or 8.1%, from December 31, 2016. The $88.8 million increase in total loans was principally due to increases of approximately $80.7 million in single-family residential (SFR) mortgage loans, $22.1 million in commercial and industrial loans, $4.9 million in construction loans and partially offset by decreases of $10.7 million in commercial real estate loans and $11.0 million in SBA loans.

Noninterest-bearing deposits were $287.6 million at September 30, 2017, an increase of $113.3 million, or 65.0%, compared to $174.3 million at December 31, 2016. At September 30, 2017, noninterest-bearing deposits were 21.8% of total deposits, compared to 15.1% at December 31, 2016.  The growth in non-interest deposits is mainly due to marketing efforts by our branches and by branch management.

Our average cost of total deposits was 0.83% for the quarter ended September 30, 2017, compared to 0.77% for the same period last year. The increase is due to a slight increase in rates of 7 basis points offset by a decrease in volume due to TomatoBank deposit runoff. Borrowings, consisting of long-term debt, remained constant at $52.9 million as of September 30, 2017 compared to $52.7 million as of December 31, 2016.  Although we borrowed from the FHLB during the quarter, we had no FHLB borrowings at September 30, 2017.

The allowance for loan losses was $11.4 million at September 30, 2017, compared to $14.2 million at December 31, 2016. The allowance for loan losses increased by $793,000 during the third quarter of 2017. The increase was a result of a $700,000 loan loss provision due to an increase in loan volume plus a $93,000 recovery on loans charged-off. The allowance for loan losses to total loans and leases outstanding was 0.95% and 1.19% as of September 30, 2017 and December 31, 2016, respectively. In the first nine months of 2017 there was a $3.5 million net recapture in the provision for loan losses compared to $3.6 million provision expense for the same period of 2016.  The decrease was $7.1 million or 196.9%.  The recapture reflects both the receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the allowance for loan losses.

Shareholders’ equity increased $78.7 million, or 43.4%, to $260.3 million during the first nine months of 2017 as $20.6 million of net income, $60.2 million from the Company’s public offering, $268,000 of additional paid in capital and $130,000 increase in accumulated other comprehensive income exceeded $3.8 million of common dividends declared. The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on available for sale securities.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of September 30, 2017, the Company’s Tier 1 leverage capital ratio totaled 14.91%, our common equity Tier 1 ratio totaled 18.23%, our Tier 1 risk-based capital ratio totaled 18.49%, and our total risk-based capital ratio totaled 23.37%. Refer to our Regulatory Capital Requirements for further discussion on regulatory capital ratios. During the quarter we raised $60.2 million in common stock (which was net of $5.5 million in expenses) through our initial public offering (IPO), which was completed on July 27, 2017.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands, except per share amounts)
Interest income	$18,346	$18,699	$(353)	-1.9%	$52,626	$51,473	$1,153	2.2%
Interest expense	3,618	3,241	(377)	-11.6%	10,350	8,481	(1,869)	-22.0%
Net interest income	14,728	15,458	(730)	-4.7%	42,276	42,992	(716)	-1.7%
Provision (recapture) for loan losses	700	1,250	550	44.0%	(3,488)	3,599	7,087	196.9%
Net interest income after provision (recapture) for credit losses	14,028	14,208	(180)	-1.3%	45,764	39,393	6,371	16.2%
Noninterest income	3,796	2,596	1,200	46.2%	9,403	6,283	3,120	49.7%
Noninterest expense	(7,200)	(7,037)	163	-2.3%	(20,738)	(22,374)	(1,636)	7.3%
Income before income taxes	10,624	9,767	857	8.8%	34,429	23,302	11,127	47.8%
Income tax expense	(4,013)	(4,070)	(57)	1.4%	(13,789)	(9,609)	4,180	-43.5%
Net income	$6,611	$5,697	$914	16.0%	$20,640	$13,693	$6,947	50.7%
Earnings per common share:
Basic	$0.45	$0.44	$0.01		$1.53	$1.07	$0.45
Diluted (1)	$0.42	$0.42	—		$1.42	$1.00	$0.43
Return on average assets	1.65%	1.56%	0.09%		1.83%	1.32%	0.51%
Return on average shareholders’ equity	11.04%	12.88%	-1.83%		13.59%	10.78%	2.82%
Efficiency ratio (2)	38.87%	38.98%	-0.11%		40.13%	45.41%	-5.28%
Tangible common equity to tangible assets (3)	14.20%	10.20%	4.00%		14.20%	10.20%	4.00%
Tangible book value per share (3)	$16.49	$13.75	$2.73		$16.49	$13.75	$2.73
Return on average tangible common equity (3)	12.73%	15.73%	-2.99%		92.17%	61.09%	31.08%
Adjusted return on average assets (3)	1.68%	1.10%	0.58%		1.52%	1.20%	0.31%
Adjusted return on average tangible common equity (3)	12.98%	11.06%	1.91%		13.33%	12.11%	1.22%

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

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the three months ended September 30,
	2017			2016
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$202,005	$815	1.60%	$103,624	$326	1.25%
Securities (2)
Available for sale	43,075	276	2.54%	30,269	149	1.95%
Held to maturity	5,533	55	3.92%	6,226	54	3.45%
Mortgage loans held for sale	98,807	1,149	4.61%	63,304	764	4.80%
Loans held for investment: (3)
Real estate	766,911	10,673	5.52%	807,197	12,711	6.26%
Commercial (4)	377,501	5,379	5.65%	361,200	4,696	5.17%
Total loans HFI	1,144,411	16,051	5.56%	1,168,397	17,407	5.93%
Total earning assets	1,493,833	$18,346	4.87%	1,371,820	$18,699	5.42%
Noninterest-earning assets	96,555			80,212
Total assets	$1,590,388			$1,452,032

Interest-bearing liabilities
NOW and money market deposits	$333,471	$606	0.72%	$290,963	$480	0.66%
Savings deposits	36,746	43	0.46%	35,533	41	0.45%
Time deposits	690,378	2,061	1.18%	713,087	1,802	1.01%
Total interest-bearing deposits	1,060,596	2,711	1.01%	1,039,583	2,322	0.89%
FHLB short-term advances	—	—	—	11,902	16	0.55%
Long-term debt	49,470	848	6.80%	49,333	849	6.85%
Subordinated debentures	3,388	60	6.99%	3,255	54	6.55%
Total interest-bearing liabilities	1,113,455	$3,618	1.29%	1,104,072	$3,241	1.17%
Noninterest-bearing liabilities
Noninterest-bearing deposits	227,854			162,005
Other noninterest-bearing liabilities	11,599			9,934
Total noninterest-bearing liabilities	239,453			171,939
Shareholders' equity	237,480			176,021
Total liabilities and shareholders' equity	$1,590,388			$1,452,032
Net interest income / interest rate spreads		$14,727	3.58%		$15,458	4.25%
Net interest margin			3.91%			4.48%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-earning assets.
(2)

We have an insignificant amount of tax-exempt loans and securities, less than $1 million. Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis as of September 30, 2017 and 2016.

(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes - amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash - management purposes by the Company.

	For the nine months ended September 30,
	2017			2016
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$151,755	$1,712	1.51%	$80,475	$811	1.35%
Securities (2)
Available for sale	40,862	746	2.44%	28,703	433	2.01%
Held to maturity	5,980	176	3.94%	6,378	187	3.92%
Mortgage loans held for sale	74,230	2,617	4.71%	66,848	2,421	4.84%
Loans held for investment: (3)
Real estate	766,974	31,990	5.58%	771,131	34,386	5.96%
Commercial (4)	374,979	15,384	5.49%	351,731	13,236	5.03%
Total loans HFI	1,141,953	47,375	5.55%	1,122,862	47,621	5.67%
Total earning assets	1,414,780	$52,627	4.97%	1,305,266	$51,474	5.27%
Noninterest-earning assets	93,160			84,539
Total assets	$1,507,940			$1,389,806

Interest-bearing liabilities
NOW and money market deposits	$301,254	$1,577	0.70%	$282,790	$1,371	0.65%
Savings deposits	34,879	121	0.46%	34,718	118	0.45%
Time deposits	695,020	5,903	1.14%	682,484	5,144	1.01%
Total interest-bearing deposits	1,031,153	7,602	0.99%	999,992	6,634	0.89%
FHLB short-term advances	5,128	29	0.77%	5,949	24	0.54%
Long-term debt	49,433	2,547	6.89%	33,001	1,697	6.87%
Subordinated debentures	3,366	173	6.88%	2,673	127	6.34%
Total interest-bearing liabilities	1,089,080	$10,352	1.27%	1,041,615	$8,481	1.09%
Noninterest-bearing liabilities
Noninterest-bearing deposits	205,532			163,518
Other noninterest-bearing liabilities	10,274			15,052
Total noninterest-bearing liabilities	215,805			178,569
Shareholders' equity	203,054			169,622
Total liabilities and shareholders equity	$1,507,940			$1,389,806
Net interest income / interest rate spreads		$42,275	3.70%		$42,993	4.18%
Net interest margin			4.00%			4.40%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-earning assets.
(2)

We have an insignificant amount of tax-exempt loans and securities, less than $1 million. Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis as of September 30, 2017 and 2016.

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

	Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016			Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016
	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$394	$95	$489	$269	$632	$901
Securities (2)
Available for sale	82	46	128	74	239	313
Held to maturity	(7)	8	1	(4)	(7)	(11)
Mortgage loans held for sale	409	(24)	385	87	110	197
Loans held for investment: (3)
Real estate	(556)	(1,482)	(2,038)	(58)	(2,337)	(2,395)
Commercial (4)	230	452	682	319	1,830	2,148
Total loans	(326)	(1,030)	(1,356)	261	(508)	(247)
Total earning assets	$552	$(905)	$(353)	$687	$466	$1,153

Interest-bearing liabilities
NOW and money market deposits	$77	$50	$127	$32	$174	$206
Savings deposits	1	1	2	—	3	3
Time deposits	(67)	327	260	36	723	759
Total interest-bearing deposits	11	378	389	68	900	968
FHLB short-term advances	0	(16)	(16)	(2)	7	5
Long-term debt	2	(4)	(2)	283	566	849
Subordinated debentures	2	4	6	12	35	47
Total interest-bearing liabilities	15	362	377	361	1,509	1,869
Net interest	$537	$(1,267)	$(730)	$326	$(1,042)	$(716)

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-earning assets.
(2)

We have an insignificant amount of tax-exempt loans and securities, less than $1 million. Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis as of September 30, 2017 and 2016.

(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes - amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash - management purposes by the Company.

Results of Operations—Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016

The following discussion of our results of operations compares the three months ended September 30, 2017 to the three months ended September 30, 2016. The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

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

In the third quarter of 2017, we generated $14.7 million of net interest income, which was a decrease of $730,000, or 4.72%, from the $15.5 million of net interest income we produced in the third quarter of 2016. The decrease in net interest income was primarily due to a 55 basis point decrease in the average yield on interest-earning assets, and an 12 basis point increase in the average rate paid on interest-bearing deposits reflecting an increase in deposit rates, partially offset by an 8.9% increase in the average balance of interest-earning assets. The increase in the average balance of interest-earning assets reflected increases in federal funds sold, cash and other equivalents and securities average balances. The increase in federal funds sold, cash equivalents and other average balances of $98.4 million is primarily due to the Company’s public offering in July 2017, runoff of loans and increased deposit production in the third quarter of 2017. The decrease in average loan balances of $24.0 million is primarily due to the runoff of loans following the acquisition of TomatoBank on February 19, 2016.  Our deposit average balances increased by $86.9 million primarily due to enhanced marketing efforts in 2017. The increase in interest expense was primarily due to increased time deposit rates. For the three months ended September 30, 2017 and 2016, our reported net interest margin was 3.91% and 4.48%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the three months ended September 30, 2017 and 2016, excluding accretion income would have been 3.74% and 3.67%, respectively.

Interest Income. Total interest income was $18.3 million for the third quarter of 2017 compared to $18.7 million for the third quarter of 2016. The $353,000, or 1.9%, decrease in interest income was primarily due to decreases in purchase discount accretion, partially offset by increases in average balances and yields on federal funds sold and other cash equivalents and securities.

Interest and fees on loans for the third quarter of 2017 was $17.2 million compared to $18.2 million for the third quarter of 2016. The $969,000, or 5.3%, decrease was primarily due to a 37 basis point decrease in the average yield on loans partially offset by a 0.9% increase in the average balance of loans outstanding. In addition interest and fees on loans decreased compared to the third quarter of 2016 due to lower accretion associated with purchase accounting discounts established on TomatoBank loans. Accretion income totaled $639,000 in the third quarter of 2017 compared to $2.8 million in the third quarter of 2016. The average yield on loans benefits from discount accretion on our purchased loan portfolio. For the three months ended September 30, 2017 and 2016, the yield on total loans was 5.56% and 5.93%, respectively, while the yield on total loans excluding accretion income would have been 5.34% and 4.97%, respectively. Due to payoffs of acquired loans, we expect accretion income to continue to decline throughout 2017 in comparison to 2016. The table below illustrates by loan type the accretion income for September 30, 2017 and September 30, 2016.  There were no additions due to acquisitions during the third quarters of 2017 and 2016.

	As of and for the
	Three Months
	Ended September 30,
(Dollars are in thousands)	2017	2016
Beginning balance of discount on purchased loans	$6,140	$12,184
Accretion:
Commercial and industrial	54	231
SBA	5	(7)
Construction and land development	4	80
Commercial real estate	569	2,471
Single-family residential mortgages	7	32
Total accretion	$639	$2,807
Ending balance of discount on purchased loans	$5,501	$9,377

Interest income on our securities portfolio increased $128,000, or 63.1%, to $331,000 in the third quarter of 2017 compared to $203,000 in the third quarter of 2016. This increase is mainly attributable to an increase in average balances of $12.1 million or 33.2%, as management purchased $16.8 million in corporate bonds and transferred a corporate sub-debt loan of $1 million to investments once the loan became DTC eligible.

Interest income on federal funds sold, cash equivalents and other investments increased to $326,000 for the three months ended September 30, 2017 compared to $92,000 for the three months ended September 30, 2016. This increase was primarily due to an increase in the level of short-term cash investments in addition to an increase in short-term interest rates. The increase in short-term cash investments is primarily due to raising capital through our public offering in July and an increase in deposits during the third quarter.

Interest Expense. Interest expense on interest-bearing liabilities increased $377,000, or 11.6%, to $3.6 million for the third quarter of 2017 as compared to $3.2 million in the third quarter of 2016 due to increases in interest expense on both deposits and borrowings.

Interest expense on deposits increased to $2.7 million for the third quarter of 2017 as compared to $2.3 million for the third quarter of 2016. The $388,000, or 16.7%, increase in interest expense on deposits was primarily due to a 12 basis point increase in the average rate paid on interest-bearing deposits plus a 2.0% increase in the average balance of interest-bearing deposits The increase in the average balance of interest-bearing deposits resulted from increases in NOW and money market balances partially offset by decreases in time deposit maturities. The increase in the average rate paid was primarily due to the impact of higher market interest rates on deposits.

Interest expense on subordinated notes and subordinated debentures increased $5,000 to $908,000 in the third quarter of 2017 as compared to $903,000 in the third quarter of 2016. Interest expense on FHLB short-term advances was zero in the third quarter of 2017 as compared to $16,000 in the third quarter of 2016.

Provision for (or Recapture of) Loan Losses. The provision for loan losses decreased $550,000 or 44.0%, to $700,000 in the third quarter of 2017 from $1.25 million in the third quarter of 2016, primarily due to increased loan quality in the SBA loan portfolio.

Noninterest Income. Noninterest income increased $1.2 million, or 46.2%, to $3.8 million for the third quarter of 2017, compared to $2.6 million in the prior comparable quarter. The following table sets forth the major components of our noninterest income for the third quarter of 2017 compared to the third quarter of 2016:

	For the Three Months Ended
	September 30,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest income:
Service charges, fees and other	$518	$443	$75
Gain on sale of loans	2,584	1,870	714
Loan servicing fee, net of amortization	314	95	219
Recoveries on loans acquired in business combinations	19	47	(28)
Increase in cash surrender of life insurance	219	141	78
Gain on sale of OREO	142	—	142
Total noninterest income	$3,796	$2,596	$1,200

Service charges, fees and other income. Service charges, fees and other income totaled $518,000 in the third quarter of 2017 compared to $443,000 in the third quarter of 2016. The increase in services charges, fees and other income is attributable to increased fee income on deposit accounts primarily due to increased demand deposits and restructuring of our fee schedule.

Gain on sale of loans. Gain on sale of loans is comprised of gains on sale of single-family residential mortgage loans and gains on sale of SBA loans. Gain on sale of loans totaled $2.6 million in the third quarter of 2017 compared to $1.9 million in the third quarter of 2016.  The following table presents loans sold and gains earned for the third quarter of 2017 and 2016:

	For the Three Months Ended
(dollars in thousands)	September 30 2017	September 30 2016
Loans sold:
SBA	$22,614	$15,971
Mortgage	43,415	41,602
	$66,030	$57,573
Gain on loans sold:
SBA	$1,615	$978
Mortgage	969	892
	$2,584	$1,870

The increase in SBA loan sales is a result of the Company changing the timing of our SBA loan sales. Prior to 2017, we sold the majority of our SBA loans during the fourth quarter of each year.  Beginning in 2017, we are selling SBA loans on a quarterly basis, and we intend to sell such loans through the remaining quarter of 2017 in the amount of approximately $16 million.

In the third quarter of 2017 we sold $43.4 million of single-family mortgage loans for a gain of $969,000.  In the third quarter of 2016 we sold $41.6 million of single-family mortgage loans for a gain of $892,000 million. For the fourth quarter of 2017, we plan to sell approximately $90 million of single-family mortgage loans.

Loan servicing income, net of amortization. Loan servicing income, net of amortization was $315,000 for the three months ended September 30, 2017 compared to $96,000 for the three months ended September 30, 2016. The increase in loan servicing income is due the increase in the loan servicing portfolio. The single-family residential mortgage loan servicing portfolio was $306.2 million as of September 30, 2017 compared to $230.6 million as of September 30, 2016. The SBA loan servicing portfolio was $166.1 million as of September 30, 2017 compared to $101.4 million as of September 30, 2016. The increase in the respective servicing portfolios reflect the growth in our originations and sales of single-family residential and SBA loans in 2016 and the first nine months of 2017.

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations decreased $28,000 to $19,000 in the quarter ended September 30, 2017 compared to $47,000 in the comparable quarter of 2016. This decrease is primarily due to our having completed collections on former VCBB and FAB loans, offset slightly by new recoveries resulting from the TomatoBank acquisition.

Increase in cash surrender of life insurance. Cash surrender value increased $78,000 to $219,000 in the quarter ended September 30, 2017 compared to $141,000 in the third quarter in 2016 primarily due to our purchase of an additional $10.0 million in bank owned life insurance, or BOLI, in January 2017.

Gain on sale of OREO.  In the third quarter of 2017, one OREO property was sold for a gain of $142,000.

Noninterest expense increased $163,000, or 2.3%, to $7.2 million in the third quarter of 2017 compared to $7.0 million in the third quarter of 2016.  The following table sets forth the major components of our noninterest expense for the third quarter of 2017 compared to the third quarter of 2016:

	For the Three Months Ended
	September 30,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest expense:
Salaries and employee benefits	$4,178	$3,481	$697
Occupancy and equipment expenses	705	766	(61)
Data processing	458	563	(105)
Legal and professional	318	511	(193)
Office expenses	153	153	—
Marketing and business promotion	250	102	148
Insurance and regulatory assessments	201	284	(83)
Amortization of intangibles	87	103	(16)
OREO expenses (income)	6	6	—
Other expenses	844	1,068	(224)
Total noninterest expense	$7,200	$7,037	$163

Salaries and employee benefits. Salaries and employee benefits expense increased $697,000, or 20.0%, to $4.2 million for the third quarter of 2017 compared to $3.5 million for the third quarter of 2016. The increase in salaries and employee benefits is due to additional employees in mortgage, BSA, compliance and finance/accounting (related to the Company going public), as well as normal salary increases.

Occupancy and equipment. Occupancy and equipment expense decreased $61,000, or 7.9%, to $705,000 for the third quarter of 2017 compared to $766,000 for the third quarter of 2016.  The decrease is mainly due to furniture and fixture being fully depreciated in our Los Angeles headquarters and San Gabriel credit and administration locations.

Data processing. Data processing expense decreased $105,000, or 18.7%, to $458,000 for the third quarter of 2017, compared to $563,000 for the third quarter of 2016. The decrease was primarily due to discontinuing data lines that were duplicative.

Legal and professional. Legal and professional expense decreased $193,000 to $318,000 for the third quarter of 2017, compared to $511,000 for the third quarter of 2016. Prior to 2017, we would accrue the entire amount of our estimate of the legal expense for a particular matter. Beginning in 2017, we began accruing for legal expenses as such expenses are incurred.

Office expenses. Office expenses were unchanged at $153,000 in the third quarter of 2017 from the third quarter of 2016.

Marketing and business promotion. Marketing and business promotion expense increased $148,000, or 145.6%, to $250,000 in the third quarter of 2017, compared to $102,000 for the third quarter of 2016. This increase was due to additional donations to CRA organizations, as per our policy.

Insurance and regulatory assessments. Insurance and regulatory assessments decreased $83,000, or 29.2%, to $201,000 for the third quarter of 2017, compared to $284,000 for the third quarter of 2016. The decrease was primarily due to lower FDIC insurance expense due to lower accrual rates after our de novo period ended. Our FDIC insurance expense was $120,000 for the three months ended September 30, 2017 compared to $200,000 for the three months ended September 30, 2016.  Our DBO regulatory assessment was $31,000 for the three months ended September 30, 2017 compared to $32,000 for the same period in 2016.  Our corporate insurance was $49,000 for the three months ended September 30, 2017 compared to $52,000 for the three months ended September 30, 2016.

Amortization of intangibles. Amortization of intangibles totaled $87,000 for the three months ended September 30, 2017 versus $103,000 for the three months ended September 30, 2016.

OREO expenses (income). Net OREO expenses were $6,000 for the third quarter of 2017, and $6,000 in the third quarter of 2016.

Other expenses. Other expenses decreased $224,000, or 21.0%, to $844,000 for the third quarter of 2017, compared to $1.1 million in the third quarter of 2016. This decrease is primarily due to a reduction in the provision for off-balance sheet commitments of $350,000, which primarily consist of commercial real estate and commercial & industrial commitments.

Income Tax Expense

Income tax expense was $4.0 million in the third quarter of 2017 compared to $4.1 million in the third quarter of 2016.  Effective tax rates were 37.8% and 41.7% in the third quarter of 2017 and the third quarter of 2016, respectively.  The decrease in income tax expense and the effective tax rate was primarily due to tax benefits recognized on stock option expense for the exercise of incentive stock options which was $310,000 for the three months ended September 30, 2017.

Net Income

Net income amounted to $6.6 million for the third quarter 2017, a $914,000 or 16.1% increase from the third quarter of 2016, primarily due to the increased gain on loan sales and net loan servicing fees.

Results of Operations—Comparison of Results of Operations for the Nine Months Ended September 30, 2017 and September 30, 2016

The following discussion of our results of operations compares the nine months ended September 30, 2017 and September 30, 2016, respectively.  The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

Net Interest Income/Average Balance Sheet

In the first nine months of 2017, we generated net interest income of $42.3 million, a decrease of $716,000 or 1.7%, from the net interest income of the same period in 2016. This decrease was largely due to a 30 basis point decrease in the average yield on interest-earning assets partially offset by 8.4% increase in the average balance of interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to funds from the Company’s July public offering, organic growth in commercial and industrial, construction and single-family residential mortgage loans. The decrease in the average yield on interest-earning assets was primarily due to the reduction in accretion income associated with purchase accounting discounts established on loans acquired in the TomatoBank acquisition. For the nine months ended September 30, 2017 and 2016, our reported net interest margin was 4.00% and 4.40%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the nine months ended September 30, 2017 and 2016, excluding accretion income, would have been 3.75% and 3.76%, respectively.

Interest Income. Total interest income was $52.6 million for the first nine months of 2017 compared to $51.5 million for the same period in 2016. The $1.2 million, or 2.2%, increase in total interest income was due to increases in interest earned on our interest-earning balances, securities portfolio and Federal funds sold.

Interest and fees on loans (held for investment and held for sale) was $50.0 million for the nine months ending September 30, 2017 compared to $50.0 million for the same period in 2016. The $50,000, or 0.1%, decrease in interest income on loans was primarily due to a 13 basis point decrease in the yield on loans partially offset by a 2.2% increase in the average balance of loans outstanding. The increase in the average balance of loans outstanding was primarily due to organic loan growth in commercial and industrial, single-family residential mortgage loans and construction loans during 2017. The average yield on loans held for investment benefits from discount accretion on our acquired loan portfolios. For the nine months ended September 30, 2017 and 2016, the yield on total loans was 5.55% and 5.67%, respectively, while the yield on total loans excluding accretion income would have been 5.21% and 4.92%, respectively. A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of commercial real estate loans. The table below illustrates by loan type the accretion income for the first nine months of 2017 and 2016:

	As of and for the
	Nine Months
	Ended September 30,
(Dollars are in thousands)	2017	2016
Beginning balance of discount on purchased loans	$8,085	$1,712
Additions due to acquisitions:
Commercial and industrial	—	737
SBA	—	177
Construction and land development	—	736
Commercial real estate	—	12,224
Single-family residential mortgages	—	—
Total additions	$—	$13,874
Accretion:
Commercial and industrial	186	726
SBA	17	17
Construction and land development	41	620
Commercial real estate	2,293	4,735
Single-family residential mortgages	47	111
Total accretion	$2,584	$6,209
Ending balance of discount on purchased loans	$5,501	$9,377

Interest income on our securities portfolio increased $302,000, or 48.8%, to $922,000 in the first nine months of 2017 compared to the same period of 2016. The increase in interest income on securities was primarily due to an increased average balance of $11.8 million, or 33.5%, and by a 27 basis point increase in the average yield on securities. We purchased $19.8 million of debt securities with an average yield of 3.39%, which includes the transfer of a corporate sub-debt loan for $1 million to investments once the loan became DTC eligible, in the first nine months of 2017. These purchases increased our average yield by changing the mix of asset classes in our securities portfolio. We have temporarily invested a portion of the proceeds received from our issuance of $50 million of subordinated notes into subordinated debt issued by other community banks and expect to deploy such funds into new loan originations over the next two years.

Interest income on our federal funds sold, cash equivalents and other investments increased $469,000, or 294.7%, to $628,000 in the first nine months of 2017 compared to $159,000 in the same period of 2016. The increase in interest income on cash equivalents was due to a 16 basis point increase in average yield of cash equivalents plus a major increase in the average balance of $71.3 million from the Company’s public offering. The main reasons for the increased yield were the increase in the federal funds rate and placing higher balances into term federal funds for liquidity management purposes.

Interest Expense. Interest expense on interest-bearing liabilities increased $1.9 million, or 22.0%, to $10.4 million in in the first nine months of 2017 compared to the same period of 2016 due to a 4.6% increase in the average balance outstanding and an 18 basis point increase in the average rate.  Deposit expense increased due to the addition of, and having TomatoBank deposits, for the full nine months in 2017 compared to four and a half months in 2016.  In addition, the sub-debt interest expense is higher because the debt was outstanding for the first nine months of 2017, compared to three months in the same period in 2016.

Interest expense on interest-bearing deposits increased to $7.6 million in the first nine months of 2017 compared to $6.6 million in the same period in 2016. The $968,000, or 14.6%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 3.1%, combined with a 10 basis point increase in rates. The increase in the average balance of deposits resulted primarily from normal growth of deposit accounts.

Interest expense on borrowings increased to $2.7 million in the first nine months of 2017 compared to $1.8 million in the same period of 2016. This increase reflected increased interest expense on subordinated notes, subordinated debentures and other borrowed funds, consisting of FHLB short-term advances of less than 90-days. The increase in interest expense on subordinated notes of $2.7 million followed the issuance of $50.0 million of subordinated notes on March 31, 2016. The increase in interest expense on subordinated debentures of $47,000 was due to a 25.9% increase in the average balance plus a 55 basis point increase in the average rate. The increase in interest expense on other borrowed funds of $5,000 was due to the average rate on these borrowings increasing 23 basis points partially offset by a 13.8% decrease in the average FHLB short-term advances during the first nine months of 2017, which were utilized to fund single-family residential mortgage loans that were originated and held for sale during the year.

Provision for (or Recapture) of Loan Losses.  In the first nine months of 2017 there was a $3.5 million net recapture in the provision for loan losses compared to $3.6 million provision expense for the same period of 2016.  The decrease was $7.1 million or 196.9%.  The recapture reflects both the receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the allowance for loan losses.

Noninterest Income. Noninterest income increased $3.1 million or 49.7%, to $9.4 million in the first half of 2017.  The following table sets forth major components of our noninterest income for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

	For the Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest income:
Service charges, fees and other	$1,624	$1,182	$442
Gain on sale of loans	6,370	4,136	2,234
Loan servicing fee, net of amortization	571	384	187
Recoveries on loans acquired in business combinations	76	139	(63)
Increase in cash surrender of life insurance	620	423	197
Gain on sale of securities	—	19	(19)
Gain on sale of OREO	142	—	142
Total noninterest income	$9,403	$6,283	$3,120

Service charges, fees and others. Noninterest income from service charges, fees and other income increased to $1.6 million in the first nine months of 2017 compared to $1.2 million in the first same period of 2016. This increase primarily resulted from services charges on deposit accounts and fees from other operations.

Gain on sale of loans. Our gain on sale of loans increased to $6.4 million in the first nine months of 2017 compared to $4.1 million in the same period of 2016 due to an increased amount of SBA loans sold. The gain on sale of single-family residential mortgage loans was $1.8 million in the first nine months of 2017 compared to $2.5 million in the first nine months of 2016, for a $682,000 decrease.

	For the Nine Months Ended
(dollars in thousands)	September 30 2017	September 30 2016
Loans sold:
SBA	$68,927	$27,620
Mortgage	81,071	139,805
	$149,998	$167,425
Gain on loans sold:
SBA	$4,599	$1,683
Mortgage	1,771	2,453
	$6,370	$4,136

We sold $68.9 million in SBA loans in the first nine months of 2017 compared to $27.6 million in the same period of 2016, resulting in a gain on sale of loans of $4.6 million in the first nine months of 2017 compared to $1.7 million in the same period of 2016.  The increase reflects our efforts to increase our originations and sales of such loans to generate additional noninterest income. A lower volume of single-family residential mortgage loans was sold as a result of management’s decision to retain more loans in the portfolio.

Loan servicing income, net of amortization. Our loan servicing income, net of amortization increased by $187,000 to $571,000 for the nine months ended September 30, 2017 compared to $384,000 for the nine months ended September 30, 2016.  Servicing income increased due to the increased volume of loans being serviced for others. We were servicing $306.2 million of single-family residential mortgage loans as of September 30, 2017 compared to $230.6 million as of December 31, 2016. We were also servicing $166.1 million of SBA loans as of September 30, 2017 compared to $101.4 million as of December 31, 2016. The increase in the respective servicing portfolios reflects the growth in our originations and sales of single-family residential and SBA loans in 2017.

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations decreased $63,000 to $76,000 in the first nine months of 2017 compared to $139,000 in the same period of 2016. This decrease primarily resulted from lesser recoveries on loans acquired from other bank acquisitions.

Increase in cash surrender value of life insurance. Cash surrender value increased $197,000 to $620,000 in the first nine months of 2017 compared to $423,000 in the same period of 2016, primarily due to an additional $10 million purchase of bank owned life insurance (BOLI) in 2017.

Gain on sales of securities, net. During the first nine months of 2017, we sold no securities.  During the first nine months of 2016, we sold a taxable municipal bond for $452,000 that resulted in a gain of $19,000, and we sold $4.6 million of mortgage-backed securities for no gain or loss.

Gain on sale of OREO.  During the first nine months of 2017, one OREO property was sold for a gain of $142,000.

Noninterest Expense

Noninterest expense decreased $1.6 million or 7.3%, to $20.7 million for the first nine months of 2017 compared to the same period of 2016.  The following table sets forth major components of our noninterest expense for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016:

	For the Nine Months Ended
	September 30,		Increase
(dollars in thousands)	2017	2016	(decrease)
Noninterest expense:
Salaries and employee benefits	$12,604	$10,547	$2,057
Occupancy and equipment expenses	2,176	2,388	(212)
Data processing	1,264	1,488	(224)
Legal and professional	227	1,478	(1,251)
Office expenses	484	455	29
Marketing and business promotion	575	408	167
Insurance and regulatory assessments	611	810	(199)
Amortization of intangibles	268	268	—
OREO expenses (income)	34	16	18
Other expenses	2,495	4,516	(2,021)
Total noninterest expense	$20,738	$22,374	$(1,636)

Salaries and employee benefits. Salaries and employee benefits expense increased $2.1 million, or 19.5%, to $12.6 million in the first nine months of 2017 compared to $10.5 million in the same period of 2016. This increase was primarily attributable to increased staff in credit administration, finance, single-family residential mortgage and risk management. The number of full-time equivalent employees was 195 at September 30, 2017 compared to 169 at September 30, 2016.

Occupancy and equipment. Occupancy and equipment expense decreased $212,000, or 8.9%, to $2.2 million in the first nine months of 2017 compared to $2.4 million for the same period of 2016. This decrease was mainly due to closing two TomatoBank branches in June 2016 and decreased furniture depreciation in our Los Angeles headquarter office and credit administration department.

Data processing. Data processing expense decreased $224,000, or 15.1%, to $1.3 million in the first nine months of 2017 compared to $1.5 million for the same period of 2016. This decrease resulted primarily from the reduction of duplicated processing costs and data line expense incurred subsequent to the TomatoBank acquisition. Conversion expense associated with the TomatoBank acquisition is in the “other expenses” line item.

Legal and professional. Legal and professional expense decreased $1.3 million, or 84.6%, to $227,000 in the first nine months of 2017 compared to $1.5 million for the same period of 2016. This decrease was primarily due to resolution of lawsuits and a change in the legal accrual procedure.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and totaled $484,000 in first nine months of 2017 compared to $455,000 for same period of 2016. This 6.4% increase primarily resulted from normal business growth.

Marketing and business promotion. Marketing and business promotion expense increased $167,000, or 41.0%, to $575,000 in the first nine months of 2017 compared to $408,000 for the same period of 2016. This increase was primarily due to normal business growth.

Insurance and regulatory assessments. Insurance and regulatory assessment expense was $611,000 in the first nine months of 2017 compared to $810,000 in the same period of 2016. The $199,000 or 24.6% decrease was primarily due to lower FDIC assessment following exiting our denovo period. Our FDIC insurance assessment was $360,000 for the first nine months of 2017 compared to $563,000 in the same period of 2016. Our DBO regulatory assessment was $95,000 for the first nine months of 2017 compared to $82,000 in the same period of 2016. Our corporate insurance expenses, including our directors and officers insurance and our fidelity bond, was $155,000 for the first nine months of 2017 compared to $163,000 in the same period of 2016.

Amortization of intangibles. Amortization of intangibles was $268,000 in the first nine months of 2017 compared to $268,000 in the same period of 2016. The core deposit intangible asset associated with the acquisition of TomatoBank is being amortized.

OREO expenses (income). Net OREO expense was $34,000 in the first nine months of 2017 compared to $16,000 in the same period of 2016, an increase of $18,000, which was mainly due to the addition of a $540,000 OREO property in 2016 that was marketed for sale.  The OREO was subsequently sold in August 2017 for a gain of $142,000.

Other noninterest expense. Other noninterest expense totaled $2.5 million in the first nine months of 2017 compared to $4.5 million for the same period of 2016. This decrease of $2.0 million followed the TomatoBank acquisition in 2016, with $854,000 in systems termination and conversion fees and $1.1 million in change in control payments pursuant to agreements assumed by us in such acquisition not repeating in 2017.

Income Tax Expense

Income tax expense was $13.8 million in the first nine months of 2017 compared to $9.6 million in the same period of 2016. The increase in income tax expense was consistent with the related growth in pre-tax income. Effective tax rates were 40.1% and 41.2% in the first nine months of 2017 and 2016, respectively. The lower effective tax rate in 2017 was primarily due to higher permanent tax differences.  The tax benefit on the exercise of incentive stock options was $310,000 for the nine months ended September 30, 2017.

Net Income

Net income increased $6.9 million to $20.6 million in the first nine months of 2017, compared to $13.7 million in the same period of 2016. The increase is primarily due to the recapture of the loan loss provision, and an increase in noninterest income due to increased gain on sales of SBA loans, partially offset by higher staff expenses. In addition legal and professional and other noninterest expenses decreased from the same period of 2016 due to the additional expenses incurred as a result of the Tomato Bank acquisition in 2016.

ANALYSIS OF FINANCIAL CONDITION

Assets. Total assets were $1.6 billion as of September 30, 2017 and $1.4 billion as of December 31, 2016. We increased our loans held for investment by $86.1 million, primarily in construction, single-family residential mortgages, and commercial and industrial loans, partially offset by decreases in commercial real estate and SBA loans. The decrease in SBA loans is primarily due to the Company selling more SBA loans than originating and the decrease in commercial real estate loans is due to payoffs from the acquired TomatoBank loans.  Our mortgage loans held for sale increased by $81.4 million in the first nine-months of 2017. We also purchased $10.0 million in bank owned life insurance (BOLI) in the first quarter of 2017 to partially offset the increase in benefit expenses. The increase in assets was funded by an increase in deposits of $165.5 million and $78.7 million increase in equity.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at September 30, 2017 and December 31, 2016. The book value for securities classified as available for sale is equal to fair market value and the book value for securities classified as held to maturity is equal to amortized cost.

	September 30, 2017		December 31, 2016
	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total
Securities, available for sale, at fair value
U.S. government agency securities	$4,957	8.1%	$5,317	11.7%
Mortgage-backed securities
Government sponsored agencies	33,256	54.6	23,640	52.0
Corporate debt securities	17,484	28.7	10,320	22.6
Total securities, available for sale, at fair value	$55,697	91.5%	$39,277	86.3%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$4,296	7.1%	$5,301	11.7%
Tax-exempt municipal securities	895	1.5	913	2.0
Total securities, held to maturity, at amortized cost	5,191	8.5	6,214	13.7
Total securities	$60,888	100.0%	$45,491	100.0%

(1)	Comprised of corporate debt securities and financial institution subordinated debentures

The tables below set forth investment securities AFS and HTM for the periods presented.

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
Available for sale
U.S government agency securities	$5,057	$—	$(100)	$4,957
Mortgage-backed securities
Government sponsored agencies	33,530	44	(318)	33,256
Corporate debt securities	17,341	203	(60)	17,484
	$55,928	$247	$(478)	$55,697

Held to maturity
Municipal taxable securities	$4,296	$278	$—	$4,574
Municipal securities	895	16	—	911
	$5,191	$294	$—	$5,485

December 31, 2016
Available for sale
U.S. government agency securities	$5,453	$—	$(136)	$5,317
Mortgage-backed securities
Government sponsored agencies	23,913	38	(311)	23,640
Corporate debt securities	10,364	21	(65)	10,320
	$39,730	$59	$(512)	$39,277

Held to maturity
Municipal taxable securities	$5,301	$328	$—	$5,629
Municipal securities	913	11	—	924
	$6,214	$339	$—	$6,553

The weighted-average yield on the total investment portfolio at September 30, 2017 was 2.63% with a weighted-average life of 6.4 years. This compares to a weighted-average yield of 2.51% at December 31, 2016 with a weighted-average life of 4.8 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 62% of the securities in the total investment portfolio, at September 30, 2016, are issued by the U.S. government or U.S. government- sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of September 30, 2017, no U.S. government agency bonds are callable.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 3 — Investment Securities in the notes to the  2016 consolidated financial statements included in the Form S-1. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
September 30, 2017
Government agency securities	$(100)	$4,957	$—	$—	$(100)	$4,957
Mortgage-backed securities
Government sponsored agencies	(255)	26,916	(63)	2,105	(318)	29,021
Corporate debt securities	(60)	5,994	—	—	(60)	5,994
Total available for sale	$(415)	$37,867	$(63)	$2,105	$(478)	$39,972

December 31, 2016
Government agency securities	$(136)	$5,317	$—	$—	$(136)	$5,317
Mortgage-backed securities
Government sponsored agencies	(221)	16,231	(90)	2,504	(311)	18,735
Corporate debt securities	(65)	5,147	—	—	(65)	5,147
Total available for sale	$(422)	$26,695	$(90)	$2,504	$(512)	$29,199

The Company did not record any charges for other-than-temporary impairment losses for the nine months ended September 30, 2017 and 2016.

Loans

The loan portfolio is the largest category of our earning assets. At September 30, 2017, total loans, net of allowance for loan losses, totaled $1.2 billion. Prior to 2014, we mainly had two lending products, commercial and industrial loans and commercial real estate (CRE) loans. In 2014, we made the strategic move to diversify our lending into single-family residential mortgage and SBA loans. The following table presents the balance and associated percentage of each major category in our loan portfolio at September 30, 2017 and December 31, 2016:

	As of September 30, 2017		As of December 31, 2016
(dollars in thousands)	$	%	$	%
Loans:
Commercial and industrial	$225,967	18.9	$203,843	18.4
SBA	148,005	12.4	158,968	14.3
Construction and land development	94,297	7.9	89,409	8.1
Commercial real estate (1)	491,086	41.0	501,798	45.2
Single-family residential mortgages	237,167	19.8	156,428	14.1
Total loans,(2)	$1,196,522	100.0	$1,110,446	100.0
Allowance for loan losses	(11,420)		(14,162)
Total loans, net	$1,185,102		$1,096,284

(1)	Includes non-farm & non-residential real estate loans, multifamily resident and 1-4 family single family residential loan for a business purpose
(2)	Net of discounts and deferred fees and costs

Net loans increased $88.8 million, or 8.1%, to $1.2 billion at September 30, 2017 as compared to December 31, 2016. The increase in net loans primarily resulted from organic growth in single-family residential mortgage, and commercial and industrial loans, which was partially offset by the sale of SBA loans and continued run-off of TomatoBank commercial real estate loans (the runoff of TomatoBank loans decreased substantially).

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

Commercial and industrial loans increased $22.1 million, or 10.9%, to $226.0 million as of September 30, 2017 compared to $203.8 million at December 31, 2016. This increase resulted primarily from an increase in shared national credits of $9.9 million, mortgage warehouse lines of $7.9 million and decrease in purchased receivables of $20.2 million.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-occupied commercial real estate, multi-family residential and single-family residential loans originated for a business purpose. The interest rate for the majority of these loans are Prime based and have a maturity of five years or less except for the single-family residential loans originated for a business purpose which may have a maturity of one year. At September 30, 2017, approximately 9.9% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV is 75% for commercial real estate loans. The total commercial real estate portfolio totaled $491.1 million at September 30, 2017 and $501.8 million as of December 31, 2016, of which $178.2 million and $159.5 million, respectively, are secured by owner occupied properties. The multi-family residential loan portfolio totaled $71.0 million as of September 30, 2017 and $70.6 million as of December 31, 2016. The single-family residential loan portfolio originated for a business purpose totaled $46.7 million as of September 30, 2017 and $51.6 million as of December 31, 2016.

Commercial real estate loans decreased $10.7 million, or 2.1%, to $491.1 million at September 30, 2017 as compared to $501.8 million at December 31, 2016. This decrease resulted primarily from the continued pay-off of TomatoBank commercial real estate and single-family residential loans originated for a business purpose.

Construction and land development loans. Construction and land development loans increased $4.9 million or 5.5%, to $94.3 million at September 30, 2017 as compared to $89.4 million at December 31, 2016. This increase in construction and land development loans was primarily due to construction loan originations exceeding loan repayments.

The following table shows the categories of our construction and land development portfolio as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017		As of December 31, 2016
(dollars in thousands)	$	%	$	%
Residential construction	$55,048	55.1	$47,986	53.7
Commercial construction	26,511	30.1	35,404	39.6
Land development	12,738	14.8	6,019	6.7
Total Construction and land development loans	$94,297	100.0	$89,409	100.0

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

We originate SBA loans through our branch staff, loan officers and through SBA brokers. For the first nine months of 2017, $14.8 million or 17.5% of SBA loan originations were produced by branch staff and loan officers. The remaining $66.3 million was referred to us through SBA brokers.

As of September 30, 2017 our SBA portfolio totaled $148.0 million of which $68.7 million is guaranteed by the SBA and $79.1 million is unguaranteed, of which $75.8 million is secured by real estate and $3.3 million is unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral. As of September 30, 2017, $44.3 million or 56.0% is secured by hotel/motels; $11.5 million or 14.6% by gas stations; and $20.0 million or 25.3% in other real estate types. We further analyze the unguaranteed portfolio by location. As of September 30, 2017, $63.3 million or 39.8% is located in California; $3.0 million or 3.5% is located in Nevada; $23.5 million or 19.4% is located in Texas; $23.3 million or 15.6% is located in Washington; and $34.7 million or 21.7% is located in other states.

SBA loans decreased $11.0 million, or 6.9%, to $148.0 million at September 30, 2017 compared to $159.0 million at December 31, 2016. This decrease was primarily due to loan sales of $68.9 million, offset by $74.0 million in originations in the first nine-months of 2017.  In 2017, we began selling SBA loans quarterly, whereas previously, we primarily sold SBA loans annually in November of each year.

Single-family residential real estate loans. We originate mainly non-qualified, alternative documentation single-family residential mortgage loans through correspondent relationships or through our branch network or retail channel. The loan product is a seven-year hybrid adjustable mortgage with a current start rate of 4.6% which re-prices after seven years to the one-year LIBOR plus 2.75%. As of September 30, 2017, the average loan-to-value of the portfolio was 59.9%, the average FICO score was 750 and the average duration of the portfolio was 4.7 years. We also offer qualified single-family residential mortgage loans as a correspondent to a national financial institution.

We originate these non-qualified single-family residential mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationships with us. During the first nine-months of 2017, we originated $113.1 million of such loans through our retail channel and $173.7 million through our correspondent channel. We sell many of these non-qualified single-family residential mortgage loans to other Asian-American banks. While our loan sales to date have been primarily to two banks, we expect to be expanding our network of banks who will purchase our single-family loan product.

Single-family residential real estate loans, which include $2.2 million of home equity loans, increased $80.7 million, or 51.6%, to $237.2 million as of September 30, 2017 as compared to $156.4 million as of December 31, 2016. In addition, loans held for sale increased $81.4 million or 183.5% to $125.7 million as of September 30, 2017 compared to $44.3 million December 31, 2016. The increase in loans held for sale is mainly due to a decrease in selling single-family residential mortgage loans in the first quarter of 2017 compared to the same period in 2016. For the fourth quarter of 2017 we plan to sell approximately $40 million in single-family residential mortgage loans.

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

None of the loans we acquired after 2011 had evidence of deterioration of credit quality since origination for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. Loans acquired that had evidence of deterioration of credit quality since origination are referred to as PCI (“purchase credit impaired”) loans.

With our acquisitions of FAB and VCBB, we acquired $16.7 million contractual amount due with a fair value of $9.7 million of PCI loans. The outstanding balance and carrying amount of PCI loans as of September 30, 2017 and December 31, 2016 were $324,000 and $316,000 and $878,000 and $730,000, respectively. For these PCI loans, the Company did not record an allowance for loan losses for 2017 or 2016 as there were no significant reductions in the expected cash flows.

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by category:

	As of September 30, 2017		As of December 31, 2016
(dollars in thousands)	$	% (1)	$	% (1)
Loans:
Commercial and industrial	$2,303	1.02	$2,581	1.27
SBA (2)	1,059	0.72	3,345	2.10
Construction and land development	1,057	1.12	1,206	1.35
Commercial real estate (3)	3,581	0.73	5,952	1.19
Single-family residential mortgages	3,034	1.28	1,078	0.69
Unallocated	386	—	—	—
Allowance for loan losses	$11,420	0.95	$14,162	1.28

(1)	Represents the percentage of the allowance to total loans in the respective category.
(2)	The decrease in the allowance on SBA loans from December 31, 2016 is attributable to the receipt of $3.6 million from the SBA as previously discussed.
(3)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $3.1 million at September 30, 2017.  Including the non-accretable credit discount as a percentage of the allowance and credit discounts to loans was 1.2%.

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

Credit-discount on loans purchased through acquisition. Purchased loans are recorded at market value in two categories, credit discount and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of September 30, 2017 and December 31, 2016. We have recorded additional reserves of $221,000 due to the credit discounts on the LANB acquisitions being less than the analysis for loan losses on those acquisitions as of September 30, 2017.

	As of September 30,	As of December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$178	$346
SBA	69	91
Construction and land development	4	61
Commercial real estate	2,818	4,516
Single-family residential mortgages	73	110
Total credit discount on purchased loans	$3,142	$5,124
Total remaining balance of purchased loans through acquisition	$267,931	$336,310
Credit-discount to remaining balance of purchased loans	1.17%	1.52%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance.  Net charge-offs to average loans were (0.06)% and none for the three months ended September 30, 2017 and 2016 and (0.07)% and 0.02% for the nine months ended September 30, 2017 and 2016, respectively.

The allowance for loan losses was $11.4 million at September 30, 2017 compared to $14.2 million at December 31, 2016. The $2.7 million decrease at September 30, 2017 compared to December 31, 2016 was due to receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the allowance for loan losses plus the $700,000 loan loss provision for the third quarter of 2017.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the nine months ended September 30, 2017 and 2016:

	As of and for the
	Nine Months
	Ended September 30,
(dollars in thousands)	2017	2016
Balance, beginning of period	$14,162	$10,023
Charge-offs:
SBA	—	223
Total charge-offs	—	223
Recoveries:
SBA	746	—
Total recoveries	746	—
Net charge-offs	(746)	223
Provision for (recapture of) loan losses	(3,488)	3,599
Balance, end of period	11,420	13,399
Total loans at end of period (1)	1,196,522	1,121,873
Average loans(2)	1,141,953	1,122,862
Net charge-offs to average loans	-0.07%	0.02%
Allowance for loan losses to total loans	0.95%	1.19%
Credit-discount on loans purchased through acquisition	3,142	6,247
Allowance for loan losses plus credit-discount to total loans	1.22%	1.75%

(1)	Total loans are net of discounts and deferred fees and cost
(2)	Excludes loans held for sale

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

	As of	As of
	September 30,	December 31,
(dollars in thousands)	2017	2016
Nonperforming loans:
Commercial and industrial	$1,293	$—
Construction and land development	293	303
Commercial real estate	2,287	2,253
Total troubled debt restructures	3,873	2,556
Non-accrual loans:
SBA	77	3,577
Total non-accrual loans	77	3,577
Total non-performing loans	3,950	6,133
Other real estate owned	293	833
Nonperforming assets	$4,243	$6,966
Nonperforming loans to total loans	0.33%	0.55%
Nonperforming assets to total assets	0.26%	0.50%

The decrease in nonperforming loans at September 30, 2017 was primarily due to receiving of a $3.6 million payment on a guaranteed non-accrual SBA loan in July 2017, two loans of $539,000 were paid off subsequent to September 30, 2017, and $1.7 million was returned to accrual status. We had one addition to the nonperforming loans of $1.3 million during the first nine months of 2017.

Our 30-89 day delinquent loans decreased to $2.4 million as of September 30, 2017.  Of this amount, all have been brought current or been paid-off except for $1.7 million.  Of the $1.7 million in delinquent loans, $1.4 million is currently on a payment plan.

We did not recognize any interest income on nonaccrual loans during the periods ended September 30, 2017 and December 31, 2016 while the loans were in nonaccrual status. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $348,000 and $301,000 during the periods ended September 30, 2017 and December 31, 2016, respectively.

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

Cash and Cash Equivalents. Cash and cash equivalents increased $47.3 million, or 39.9%, to $166.1 million as of September 30, 2017 as compared to $118.7 million at December 31, 2016. This increase was primarily due to $223.3 million of cash from financing activities, primarily $60.2 million from the issuance of common stock (net of expenses), net increases in deposits of $178.6 million, partially offset by funds used in investment activities of $155.8 million.

Goodwill and Other Intangible Assets. Goodwill was $29.9 million at September 30, 2017 and December 31, 2016, respectively. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Our other intangible assets, which consist of core deposit intangibles, were $1.5 million and $1.8 million at September 30, 2017 and December 31, 2016, respectively. These assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 3 to 10 years.

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

Liabilities. Total liabilities increased $168.4 million to $1.4 billion, or 13.9%, at September 30, 2017 from December 31, 2016, primarily due to deposit growth.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. After discussions with our regulators on the proper way to measure core deposits, we now track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of September 30, 2017, the Bank considers $1.0 billion or 79.4% of our deposits as core relationships.  As of September 30, 2017, our top ten deposit relationships totaled $319.5 million, of which four are related to directors and shareholders of the Company for a total of $104.2 million or 32.6% of our top ten deposit relationships. As of September 30, 2017, our directors and shareholders with deposits over $250,000 totaled $194.9 million or 18.4% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates at September 30, 2017 and December 31, 2016:

	For the quarter ended		For the year ended
	September 30, 2017		December 31, 2016
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate
Noninterest-bearing demand	$227,854	—	$151,441	—
Interest-bearing:
NOW	19,192	0.23	18,848	0.25
Savings	36,746	0.46	34,149	0.49
Money market	314,279	0.75	252,472	0.66
Time, less than $250,000	327,926	1.18	311,071	1.07
Time, $250,000 and over	362,452	1.18	354,733	1.17
Total interest-bearing	1,060,596		971,272
Total deposits	$1,288,450		$1,122,713

The following table sets forth the maturity of time deposits of $250,000 or more as of September 30, 2017:

	As of September 30, 2017
	Maturity Within:
(dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$82,259	$81,992	$181,632	$5,190	$351,073
Wholesale deposits (1)	11,767	5,825	22,652	—	40,244
Total	$94,026	$87,817	$204,284	$5,190	$391,317

(1)	Wholesale deposits are defined as time deposits under $250,000 originated through via internet rate line and/or through other deposit originators and are considered non-core deposits.

We acquired time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits as of September 30, 2017 was $40.2 million or 3.2% of total deposits. The balances of such deposits as of December 31, 2016 were $31.0 million. The Bank did not have any brokered deposits during any of the time periods presented.

Total deposits increased $165.5 million to $1.3 billion at September 30, 2017 as compared to $1.2 billion at December 31, 2016, as we grew non-maturity deposit categories. As of September 30, 2017, total deposits were comprised of 22% noninterest-bearing demand accounts, 27% interest-bearing transaction accounts and 51% of time deposits.

Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as federal funds purchased and FHLB advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets.  We did not have any short-term borrowings as of September 30, 2017 or December 31, 2016. The weighted average interest rate on our short-term borrowings was 0.77% and 0.18% for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.  The following table sets forth information on our short-term FHLB advances during the periods presented:

	As of and for the
	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Outstanding at period-end	$—	$10,000
Average amount outstanding	$5,128	$5,949
Maximum amount outstanding at any month-end	$10,000	$20,000
Weighted average interest rate:
During period	0.77%	0.54%
End of period	—	0.49%

Long-Term Debt. Long-term debt consists of subordinated notes.  As of September 30, 2017 the amount outstanding was $49.5 million and $49.4 million at December 31, 2016.  On March 31 and April 15, 2016, we issued $50 million of subordinated notes for aggregate proceeds of $49.4 million. The subordinated notes have a maturity date of April 1, 2026 at a fixed rate of 6.5% for the first five years and a floating rate based on the three-month London Interbank Offered Rate (LIBOR) plus 516 basis points thereafter. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt.

Subordinated Debentures. We acquired $5.2 million subordinated debentures as part of the TFC acquisition (TFC Statutory Trust I) and recorded it at fair value of $3.3 million. The fair value adjustment is being accreted over the remaining life of the securities. As of September 30, 2017 and December 31, 2016, we had $3.4 million, and $3.3 million, respectively, of subordinated debentures. These debentures mature on March 15, 2037 and have a variable rate of interest equal to the three-month LIBOR plus 1.65%.

In July 2017, British banking regulators announced plans to eliminate the LIBOR rate by the end of 2021, before these subordinated notes and debentures mature.  For these subordinated notes and debentures, there are provisions for amendments to establish a new interest rate benchmark.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available for sale investment securities.

Shareholders’ equity increased $78.7 million, or 43.4%, to $260.3 million during the first nine months of 2017 as $60.2 million from the July public offering, $20.6 million of net income, $268,000 of additional paid in capital and $130,000 increase in accumulated other comprehensive income exceeded $3.8 million of common dividends declared. The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on available for sale securities.

On July 27, 2017, we completed our initial public offering of 3,750,000 shares at a price to the public of $23.00 per share and a total offering size of $86,250,000. The offering was originally 3,000,000 shares but due to demand, we increased it to 3,750,000 shares. RBB Bancorp sold 2,857,756 shares and the selling shareholders sold 892,244 shares of RBB Bancorp’s common stock. The offering resulted in gross proceeds to RBB Bancorp of approximately $65.7 million. RBB Bancorp contributed $25 million of the net proceeds received from this offering to the Bank. Our stock now trades on the Nasdaq Global Select Market under the symbol “RBB”.  The increase to capital net of expenses is approximately $60.2 million.

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

Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-earning deposits in banks, federal funds sold, available for sale securities, term federal funds, purchased receivables and maturing or prepaying balances in our securities and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market noncore deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window and the issuance of preferred or common securities. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. For additional information regarding our operating, investing and financing cash flows, see the consolidated statements of cash flows provided in our consolidated financial statements.

Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis.

As of September 30, 2017 and December 31, 2016, we had $47.0 million and $49.0 million of unsecured federal funds lines, respectively, with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window at September 30, 2017 and December 31, 2016 were $15.2 million and $15.0 million, respectively. Federal Reserve Discount Window lines were collateralized by a pool of commercial real estate loans totaling $25.3 million and $25.6 million as of September 30, 2017 and December 31, 2016, respectively. We did not have any borrowings outstanding with the Federal Reserve at September 30, 2017 and December 31, 2016 and our borrowing capacity is limited only by eligible collateral.

At September 30, 2017 and December 31, 2016 we did not have any FHLB advances outstanding. Based on the values of loans pledged as collateral, we had $326.9 million and $387.3 million of additional borrowing capacity with the FHLB as of September 30, 2017 and December 31, 2016, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of September 30, 2017 and December 31, 2016. We and the Bank exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at September 30, 2017	Ratio at December 31, 2016	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	14.91%	11.00%	4.00%	4.00%	N/A
Bank	14.57%	12.81%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio (1)
Consolidated	18.23%	13.30%	4.50%	7.00%	N/A
Bank	18.13%	15.81%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	18.49%	13.56%	6.00%	8.50%	N/A
Bank	18.13%	15.81%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	23.37%	19.17%	8.00%	10.50%	N/A
Bank	19.08%	17.06%	8.00%	10.50%	10.00%

(1)	The common equity tier 1 risk-based ratio, or CET1, is a new ratio created by the Basel III regulations beginning January 1, 2015.

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

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at September 30, 2017:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$649,592	$—	$—	$—	$649,592
Time deposits	660,188	8,514	—	—	668,702
Long-term debt	—	—	—	50,000	50,000
Subordinated debentures	—	—	—	5,155	5,155
Leases	410	2,104	878	130	3,522
Total contractual obligations	$1,310,190	$10,618	$878	$55,285	$1,376,971

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

Non-GAAP Financial Measures

Some of the financial measures included in this Form 10-Q are not measures of financial performance recognized by GAAP. These non-GAAP financial measures include “tangible common equity to tangible assets,” “tangible book value per share,” “return on average tangible common equity,” “adjusted earnings,” “adjusted diluted earnings per share,” “adjusted return on average assets,” and “adjusted return on average tangible common equity.” Our management uses these non-GAAP financial measures in its analysis of our performance.

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

(dollars in thousands)	September 30, 2017	December 31, 2016
Tangible common equity:
Total shareholders' equity	$260,331	$181,585
Adjustments
Goodwill	(29,940)	(29,940)
Core deposit intangible	(1,525)	(1,793)
Tangible common equity	$228,866	$149,852
Tangible assets:
Total assets-GAAP	$1,642,714	$1,395,551
Adjustments
Goodwill	(29,940)	(29,940)
Core deposit intangible	(1,525)	(1,793)
Tangible assets:	$1,611,249	$1,363,818
Common shares outstanding	15,790,611	12,827,803
Tangible common equity to tangible assets ratio	14.20%	10.99%
Tangible book value per share	$14.49	$11.68

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

	As of and for the		As of and for the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Net income available to common shareholders	$6,611	$5,697	$20,640	$13,693
Average shareholder's equity	237,480	176,021	203,054	169,622
Adjustments:
Goodwill	(29,940)	(29,940)	(29,940)	(29,940)
Core deposit intangible	(1,577)	(1,959)	(1,665)	(1,754)
Adjusted average tangible common equity	$205,964	$144,122	$171,449	$137,929
Return on average tangible common equity	12.73%	15.73%	16.10%	13.26%

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

	As of and for the		As of and for the
	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Adjusted earnings metrics
Income before taxes - GAAP	10,624	9,767	34,429	23,302
Adjustments to interest income
Accretion of purchase discounts	(638)	(2,895)	(2,584)	(6,298)
Provision (recapture) for loan loss	700	—	(3,488)	2,349
Adjustments to noninterest income
Gain on sale of OREO	142	—	142	—
Gain on sale on investment securities, net	—	—	—	(19)
Integration and acquisition expenses	—	—	14	1,944
Total adjustments to income	204	(2,895)	(5,916)	(2,024)
Adjusted earnings pre-tax	10,828	6,872	28,513	21,278
Adjusted taxes	4,090	2,864	11,420	8,774
Adjusted earnings non-GAAP	6,738	4,008	17,094	12,504
Adjusted diluted EPS	$0.43	$0.29	$1.17	$0.91
Weighted average diluted common shares outstanding	15,851,929	13,717,232	14,559,043	13,687,998
Average assets	$1,590,388	$1,452,032	$1,507,940	$1,389,806
Adjusted return on average assets	1.68%	1.10%	1.52%	1.20%
Average tangible common equity	$205,964	$144,122	$171,449	$137,929
Adjusted return on average tangible common equity	12.98%	11.06%	13.33%	12.11%

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

	As of	As of
	September 30, 2017	December 31, 2016
(dollars in thousands)
Adjusted core deposit to total deposit ratio and net non-core funding dependency ratio:
Core deposits (1)	$967,219	$781,940
Adjustments to core deposits
CD > $250,000 considered core deposits (2)	298,191	325,453
Less internet deposits < $250,000 considered non-core (3)	(40,244)	(30,971)
Less other deposits not considered core (4)	(178,325)	(171,800)
Adjusted core deposits	1,046,841	904,622
Total deposits	1,318,292	$1,152,763
Adjusted core deposits to total deposits ratio	79.41%	78.47%

(1)	Core deposits comprise all demand and savings deposits of any amount plus time deposits less than $250,000.
(2)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.
(3)	Comprised of internet and outside deposit originator time deposits less than $250,000 which are not considered to be core deposits.
(4)

Comprised of demand and savings deposits in relationships over $250,000 which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.

Net Non-Core Funding Dependency Ratio. Management measures net non-core funding dependency ratio by using the data provided under “Core Deposits to Total Deposits Ratio” on page 65 to make adjustments to the traditional definition of net non-core funding dependency ratio. The traditional net non-core funding dependency ratio measures non-core funding sources less short term assets divided by total earning assets. The ratio indicates the dependency of the Company on non-core funding. The following table reconciles the adjusted net non-core dependency ratio.

	As of	As of
	September 30, 2017	December 31, 2016
(dollars in thousands)
Non-core deposits (1)	$351,073	$370,823
Adjustment to Non-core deposits
CD > $250,000 considered core deposits (2)	(298,191)	(325,453)
Internet deposits considered non-core (3)	40,244	30,971
Other deposits not considered core	178,325	171,800
Adjusted non-core deposits	271,451	248,141
Short term borrowings outstanding	—	—
Adjusted non-core liabilities (A)	271,451	248,141
Short term assets (4)	166,152	108,537
Adjustment to short term assets
Purchased receivables with maturities less than 90-days	2,238	22,368
Adjusted short term assets (B)	168,390	130,905
Net non-core funding (A-B)	$103,061	$117,236
Total earning assets	$1,549,266	$1,316,651
Adjusted net non-core funding dependency ratio	6.65%	8.90%

(1)	Non-core deposits are time deposits greater than $250,000
(2)	Time deposits to core customers over $250,000
(3)	Internet and outside deposit originator time deposits less than $250,000
(4)	Short term assets include cash equivalents and investment with maturities less than one year

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
September 30, 2017
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

We are within board policy limits for the +/-100 and +200 basis point scenarios. The NII at Risk reported at September 30, 2017, projects that our earnings are expected to be materially sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets increased resulting in a position shift from slightly asset sensitive to asset sensitive.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-100	100	200
September 30, 2017
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

We are within board policy limits for the +/-100 and +200 basis point scenarios. The EVE reported at September 30, 2017 projects that as interest rates increase immediately, the economic value of equity position will be expected to increase. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

RBB BANCORP
(Registrant)

Date: November 13, 2017	/s/ David Morris
David Morris Duly Authorized Officer, Executive Vice President and Chief Financial Officer