Form 10-K
period 2017-12-31
RBB Bancorp
filed 2018-03-30
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38149

RBB BANCORP

(Exact name of Registrant as specified in its Charter)

California	27-2776416
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
660 S Figueroa Street, Suite 1888 Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 627-9888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Note-Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange At from their obligations under those Sections.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was  $201,454,572.

The number of shares of Registrant’s Common Stock outstanding as of March 27, 2018, was 16,288,928.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 23, 2018, are incorporated by reference into Part III of this Report.

i

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, the term “Bancorp” refers to RBB Bancorp and the term “Bank” refers to Royal Business Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995 regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall,” “should,” “will,” “predicts,” “potential,” “continue,” “possible,” “optimistic,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

•	U.S. and international business and economic conditions;
•	possible additional provisions for loan losses and charge-offs;
•	credit risks of lending activities and deterioration in asset or credit quality;
•	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
•

increased costs of compliance and other risks associated with changes in regulation, including the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•	higher capital requirements from the implementation of the Basel III capital standards;
•	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
•	potential goodwill impairment;
•	liquidity risk;
•	fluctuations in interest rates;
•	risks associated with acquisitions and the expansion of our business into new markets;
•	inflation and deflation;
•	real estate market conditions and the value of real estate collateral;
•	environmental liabilities;
•	our ability to compete with larger competitors;
•	our ability to retain key personnel;
•	successful management of reputational risk;
•	natural disasters and geopolitical events;
•	general economic or business conditions in Asia, and other regions where the Bank has operations;
•	failures, interruptions, or security breaches of our information systems;
•	our ability to adapt our systems to the expanding use of technology in banking;
•	risk management processes and strategies;
•	adverse results in legal proceedings;

•	the impact of regulatory enforcement actions, if any;
•	certain provisions in our charter and bylaws that may affect acquisition of the Company;
•	changes in accounting standards or tax laws and regulations;
•	market disruption and volatility;
•	fluctuations in the Bancorp’s stock price;
•	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
•	issuances of preferred stock;
•	capital level requirements and successfully raising additional capital, if needed, and the resulting dilution of interests of holders of our common stock; and
•	the soundness of other financial institutions.

These and other factors are further described in this Annual Report on Form 10-K (at Item 1A in particular), the Company’s other reports filed with the Securities and Exchange Commission (the “SEC”) and other filings the Company makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

PART I

Item 1. Business.

Company Overview

The Bank began operations in 2008 as a California state-chartered commercial bank. The Bank was organized by a group of very experienced bankers, some of whom began their banking careers in Asia and have worked together for a total of 82 years at various banks in California in the 1980s and 1990s. After working for many years in positions of increasing responsibility at such banks, these individuals identified an opportunity resulting from the 2007 credit crisis to capitalize on the general dissatisfaction that many customers had with the nature and level of services that were being provided by existing Asian-American and Chinese-American banks. These bankers observed that first generation Chinese immigrants were not well-served by existing banks.

Our strategic plan focuses on providing commercial banking services to first generation immigrants, concentrating on Chinese immigrants, as well as Koreans and other Asian ethnicities. The Bank’s management team has utilized their strong local community ties along with their credibility and relationships with both federal and California bank regulatory agencies to create a bank that we believe emphasizes strong credit quality, a solid balance sheet without the burden of the troubled legacy assets of other banks, and a robust capital base, with the ability to raise additional capital.

Although the Bank serves all ethnicities, our board and management team are comprised of mostly Chinese-Americans. Using the experience and expertise of our officers and employees, we have tailored our loan and deposit products to serve the Chinese-American, Korean-American, and other Asian-American market niches. We focus both on existing businesses and individuals already established in our local market area, as well Asian immigrants who desire to establish their own businesses, purchase a home, or educate their children in the United States. Our size and infrastructure allow us to serve customers that require higher lending limits than normally associated with other smaller, local banking institutions that serve the Asian-American communities in which we operate. Our strategic plan is centered on delivering high-touch, superior customer service, customized solutions, and quick and local decision-making with respect to loan originations and servicing.

The Bank initially offered lending products that included traditional CRE loans, secured C&I loans, and trade finance services for companies doing business in China, Taiwan and other Asian countries. In 2014, we began originating a significant amount of non-conforming SFR mortgage loans, a portion of which we accumulate and sell to other banks. Since 2010, we have also originated SBA loans, with the intent to accumulate and periodically sell the 75% guaranteed portion of such loans.

After forming the Bank and retaining a strong executive management team, we established the Company as our holding company in January 2011. We began to review potential acquisition candidates and, in July 2011, we acquired Las Vegas, Nevada-based FAB, in an all cash transaction. In September 2011, we acquired Oxnard, California-based VCBB, in an all cash transaction. After closing both transactions, our total assets and total deposits increased by an aggregate of $94.2 million and $91.6 million, respectively. In order to further improve our capital and liquidity to further enhance our ability to consummate acquisitions, we conducted a private placement offering of our common stock in 2012, raising over $54 million from investors, many of whom were original shareholders of the Bank.

In May 2013, we acquired LANB, in an all cash transaction, which added $190.7 million in total assets and $162.0 million in total deposits. In February 2016, we acquired TFC and its wholly-owned subsidiary, TomatoBank, which added $469.9 million in total assets and $405.3 million in total deposits. In March 2016, we further supplemented our capital by issuing $50.0 million of subordinated notes, which we refer to as long-term debt in our consolidated financial statements.

We intend to continue to pursue growth opportunities, both organically as well as through acquisitions that meet our criteria. We will target acquisitions that we believe will be beneficial to our long-term growth strategy for loans and deposits and immediately accretive to earnings. We believe that this offering and the registration of our shares of common stock offered by this prospectus will enable us to be more competitive for future acquisitions by allowing us to include our common stock as potential merger consideration.

We operate as a minority depository institution, which is defined by the FDIC, as a federally insured depository institution where 51 percent or more of the voting stock is owned by minority individuals. A minority depository institution is eligible to receive from the FDIC and other federal regulatory agencies training, technical assistance and review, and assistance regarding the implementation of proposed new deposit taking and lending programs, as well as with respect to the adoption of applicable policies and procedures governing such programs. We intend to maintain our minority depository institution designation following completion of this offering, as it is expected that at least 51% of our issued and outstanding share capital will still be owned by minority individuals. The minority depository institution designation has been historically beneficial to us, as the FDIC has reviewed and assisted with the implementation of our deposit and lending programs, and we continue to use the program for technical assistance. Due to our growth and size, and what we believe is a historically strong relationship with the FDIC, we anticipate that the FDIC will continue to provide technical assistance reviewing our existing and proposed lending and deposit programs. Accordingly, we believe any loss of our minority depository institution designation will not adversely affect our financial condition, results of operation or business because we have already benefited greatly from the designation and anticipate leveraging those historic benefits into any new deposit and lending programs we may develop.

In addition, in 2016, we became a CDFI, which is a financial institution that has a primary mission of community development, serves a target market, is a financing entity, provides development services, remains accountable to its community, and is a non-governmental entity. CDFIs are certified by the CDFI Fund at the Treasury, which provide funds to CDFIs through a variety of programs. The Bank has received grants totaling $415,000 from the CDFI Fund. We have established a CDFI advisory board to assist the Bank in finding organizations that provide services to low- to-moderate income people. In our commitment to this designation, the Bank has a policy that requires all directors and management above the level of vice president to contribute at least 24 hours of community service annually to a qualified organization.

The Bank currently operates 13 branches across three separate regions: Los Angeles County, California; Ventura County, California; and Clark County, Nevada. We currently have ten branches in Los Angeles County, located in downtown Los Angeles, San Gabriel, Torrance, Rowland Heights, Monterey Park, Silver Lake, Arcadia, Cerritos, Diamond Bar, and west Los Angeles. We have two branches in Ventura County, located in Oxnard and Westlake Village, and one branch in Las Vegas, Nevada.

In January 2011, we established RBB Bancorp as our holding company and began to review potential acquisition candidates.  We have supplemented our capital base by raising $54 million in common stock from investors, many of whom were original shareholders of the Bank, by raising $50 million in subordinated notes in 2016, and by raising $86 million (gross) in a 2017 initial public offering.  We are traded on the NASDAQ Global Select Market under the symbol “RBB”.

As of December 31, 2017, the Company had total consolidated assets of $1.7 billion, total consolidated loans of $1.2 billion, total consolidated deposits of $1.3 billion and total consolidated shareholders’ equity of $265.2 million.

Our Strategic Plan

In connection with the organization of the Bank, we adopted a strategic plan that we update periodically to reflect the Bank’s growth and recent developments. The Bank’s current strategic plan contains the following key elements:

•	Maintain regulatory capital levels well in excess of fully phased-in Basel III requirements;
•	Provide commercial banking services and products primarily to businesses and their owners operating within Chinese-American communities;
•	Maintain a board of directors comprised of local business leaders who work closely with community leaders;
•	Attract and retain an experienced management team with demonstrated industry knowledge and lending expertise;
•	Focus on a target market consisting of businesses that:
•	are located in southern California, the San Francisco Bay area, or Nevada, with future geographic expansion currently focused on New York City and Houston;
•	provide or receive goods or services to or from Asian countries, primarily China (including Hong Kong and Macau) and Taiwan;
•	have annual sales between $5 million and $50 million and between approximately 50 to 500 employees;

•	have loan needs of $1 million to $7 million; and
•	prioritize using bankers with strong market knowledge who are dedicated to serving the local markets in which we operate.
•	Provide four main lending products:
•	CRE lending consisting of commercial real estate loans and C&D loans;
•	C&I lending that emphasizes trade finance, operating lines of credit, and working capital loans secured by inventory, accounts receivables, fixed assets and real estate;
•

Since 2014, SFR lending primarily to Asian Americans willing to provide higher down payment amounts and pay higher fees and interest rates in return for reduced documentation requirements. The Bank originates these loans through its correspondent banking relationships, primarily for sale, and through its branch network, primarily to be retained for the Bank’s balance sheet. In all cases, the Bank retains the loan servicing rights and obligations; and

•

Since 2010, through our SBA Preferred Lender status, SBA loans consisting primarily of 7(a) loans to Asian Americans that are accumulated on the Bank’s balance sheet with the SBA guaranteed portion sold in the secondary market generally on a quarterly basis.

Our Competitive Strengths

We believe that our competitive strengths set us apart from many similarly-sized community banks, and that the following attributes are key to our success:

Experienced Board with Significant Investment in the Company. Our directors are all successful business owners or senior executives with long-standing ties to the communities or businesses within the communities in which we operate. The collective professional background of our directors contributes to our organization-wide entrepreneurial culture and provides us with valuable insights into the business and banking needs of our customer base.

Our directors collectively are expected to have approximately a 25.9% ownership interest in the Company and when aggregated with the holdings of their extended families and their affiliated entities, they collectively are expected to have a 42.0% ownership interest in the Company.

Proven and Cohesive Management Team. We are led by a seven-person executive management team, consisting of executive vice presidents, or EVPs, with an average of 32 years of bank management experience covering the relevant disciplines of finance, lending, credit, risk, strategy, and branch operations. These EVPs have been in their roles with the Company and the Bank for an average of seven years and, substantially, all have known and worked with our CEO prior to joining the Bank. Collectively, they have been responsible for executing our strategic plan and driving our growth. Our executive management team includes:

•	Alan Thian, our president and CEO who has 36 years of banking experience;
•	David Morris, our EVP and chief financial officer who has 32 years of banking experience and 8 years of working with our CEO;
•	Jeffrey Yeh, our EVP and chief credit officer, who has 29 years of banking experience and 16 years of working with our CEO;
•	Vincent Liu, our EVP and chief risk officer, who has 31 years of banking experience and 23 years of working with our CEO;
•	Simon Pang, our EVP and chief strategy officer/regions coordinator, who has 36 years of banking experience and 19 years of working with our CEO;
•	Larsen Lee, our EVP and director of residential mortgage lending, who has 31 years of banking experience and 4 years of working with our CEO; and
•	Tsu Te Huang, our EVP and branch administrator, who has 34 years of banking experience and 18 years of working with our CEO.

A summary of each executive team member’s background is set forth under “Management” in the RBB Proxy statement.

The Bank is also fortunate to have a depth of senior vice presidents (SVP), vice presidents (VP) and managers at all levels of the organization, each of whom has substantial experience. We have six SVPs who cumulatively have 135 years of experience, with an average of about 20 years each, in the key positions of SBA lending, BSA, compliance, financial reporting, controller, and senior credit officer. These SVPs average about 6 years of experience at the Bank. In addition, we have six first vice presidents (FVP), who cumulatively have 148 years of experience, with an average of about 25 years of experience per employee.

Growth Strategy in Attractive Markets. We have developed a community banking strategy that focuses on providing responsive and personalized service to commercial businesses and their owners in markets with attractive growth potential. We intend to continue to grow our business, increase profitability and maximize shareholder value through a combination of organic growth, acquisitions and de novo branch openings as summarized below:

•

Organic Growth. Since formation, our growth has primarily resulted from organic growth by originating loans and securing deposits within the communities of our local markets. While we originally focused on trade finance, CRE and C&I loans, we added SFR lending in 2014 and retooled our SBA lending in 2014, which have significantly contributed to our growth. The table below shows that during the period from January 1, 2013 through December 31, 2017, we cumulatively originated $2.9 billion of loans while we acquired $502.4 million in loans through acquisition activity. This equates to organic (or originated) loans accounting for 85% of the total loan growth during the period, with acquired loans accounting for the remaining 15%.

		Year ended December 31,
(Dollars in thousands)	Cumulative	2017	2016	2015	2014	2013
Total loans originated	$2,855,660	$1,002,162	$478,964	$503,802	$450,027	$420,705
Total loans acquired	502,382	—	387,676	—	—	114,706

•

Growth through Acquisitions. Having successfully completed four whole-bank acquisitions since 2010, we believe we have developed an experienced acquisition team capable of identifying and executing transactions that build shareholder value through a disciplined approach. Each of our bank acquisitions was immediately accretive to earnings. We believe we have demonstrated that we can structure acquisitions on favorable terms while limiting our risk from acquired loans. We also believe we have demonstrated an ability to close acquisitions quickly and to successfully integrate acquired banks into our existing operating platform, enabling us to deliver anticipated benefits from synergies and promptly leverage an acquired bank’s market presence. We strive to integrate the cultures of acquired institutions to create a cohesive and consistent message both internally and externally. As a result, we believe that we have developed a reputation as an acquirer of choice in our target markets and surrounding areas. Accordingly, we believe we are well-prepared to capitalize on favorable acquisition opportunities that may arise in the future, and will consider acquisition opportunities in our current market if the acquisition is accretive and adds to our branch network footprint.

•

Future Geographic Expansion. We currently intend to enter the San Francisco, New York and Houston markets through acquisition opportunities of other full-service banking organizations. Our management has reviewed the San Francisco, New York City and Houston areas for potential acquisition candidates. We anticipate we will have opportunities in the future to acquire an appropriate institution, and hope to be able to retain most of such target’s management in an effort to continue our model of community focused relationship banking.

•	Secondary markets that we may consider include San Diego and Riverside Counties in southern California, as well as Chicago, Phoenix and Seattle.
•

De Novo Branch Expansion. While our acquisition strategy is mainly focused on entering new markets, our de novo branching is focused on expansion into other Chinese-American populated areas in the general markets we currently serve. Many of our customers, particularly our retail branch clients, have one or more locations in other Asian-American communities. We believe that these customers will generate additional deposits if we had branches in those areas. We have signed a lease and received regulatory approval to open a branching Irvine, California scheduled to open in the second quarter of 2018. Our current target areas for de novo expansion are Henderson, Nevada and Summerlin, Nevada. However, if the opportunity should arise, we may seek to establish a de novo institution in the San Francisco area with bankers who are well known in their community.

Conservative Risk Profile. We maintain a conservative credit culture with strict underwriting standards. At December 31, 2017, we had $2.9 million of nonperforming assets, or 0.17% of total assets, $155,000 of which related to two SBA guaranteed loans. At December 31, 2017, we maintained an allowance for loan losses of $13.8 million, reflecting 1.10% of total loans, and had $1.7 million of total credit discounts on acquired loans, reflecting 0.75% of the remaining balance of such loans as of December 31, 2017. In addition, we maintain a conservative amount of capital and liquidity: our regulatory capital ratios as of December 31, 2017 were 14.35% of Tier 1 leverage capital to average assets, 17.54% of common equity Tier 1 capital, 17.80% of Tier 1 risk-based capital and 22.55% of total risk-based capital are all well above required fully phased-in regulatory thresholds of 4.0%, 7.0%, 8.5% and 10.5%, respectively.

Asset Sensitive Balance Sheet. We have positioned our balance sheet to benefit significantly from a rising interest rate environment. A majority of our CRE and C&I loans are tied to floating interest rates and have floors below which the interest rate will not fall for the life of the loan. With the recent rise in interest rates since the November 2016 election, approximately all of our variable-rate loans are in excess of the relevant floors and which will reprice upwards as interest rates increase. This means that a continuing upward movement in interest rates will more immediately be reflected in increased yields for our loan portfolio. Our net interest income at risk reported at December 31, 2017 projects that our earnings are expected to be materially sensitive to changes in interest rates over the next year. Our economic value of equity reported at December 31, 2017 projects that as interest rates increase immediately, the economic value of equity position will be expected to increase. While a rise in rates could negatively impact our SFR mortgage loan originations, we believe our target market of Asian Americans are more focused on our non-qualified mortgages product and are less price sensitive to rising rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” in Item 7 for more discussion about our interest rate exposure.

Strong Regulatory Relations and Sophisticated Risk Management Functions. We have made it a priority to maintain excellent relations with the DBO, the FDIC, the Federal Reserve and the Federal Reserve Bank. We have consistently exceeded our applicable regulatory capital requirements and, through our long-term relationships with our core group of investors, we believe we have the ability to raise additional capital as such needs may develop. In addition, we are a minority-owned bank and, as such, we use the FDIC minority depository technical assistance program with each new product we implement. We believe one of our major competitive advantages is our utilization, through this program, of FDIC experts to review policies and procedures, and provide training when developing new products or implementing new regulations. We intend to maintain our minority depository institution designation, as it is expected that at least 51% of our issued and outstanding share capital will still be owned by minority individuals for the foreseeable future. Risk management is a vital part of our strategic plan, and we have implemented a variety of tools and policies to help us navigate the challenges of rapid growth. In anticipation of continued balance sheet and franchise growth, we have sought to maintain a risk management program suitable for an organization larger than ours, including in the areas of regulatory compliance, cybersecurity and internal audit, and to hire talented risk management professionals with experience building risk management programs at much larger financial institutions.

Management Participation in Industry Leadership Positions. Our management team has strong ties and relationships within the Asian-American communities where we operate, as well as at high levels of government in China and Taiwan. In addition, our management team maintains a variety of industry leadership positions, which have enhanced the Bank’s reputation and name recognition, and facilitated strong loan and deposit growth. These opportunities provide our management team with knowledge of key regulatory and market developments that may impact the evolving business environment in which we operate. The Bank has also received numerous awards that include receiving the Outstanding Overseas Taiwanese SME Award in 2013, and our president, Mr. Thian, having been appointed twice to the FDIC’s Community Banking Commission and currently serving on the CFPB’s, Community Banking Commission.

Proven Financial Performance. We achieved our first year of profitability in 2011. Our profitability since then is detailed in the table below.

	As of and for the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013
Net income	25,528	19,079	12,973	10,428	7,004
Return on average assets	1.66%	1.41%	1.29%	1.29%	1.06%
Return on average shareholders' equity	11.67%	11.08%	8.23%	7.15%	5.64%

While maintaining a focus on earnings growth, we have diversified our revenue stream by adding SFR and SBA loans to our product offerings. Our net income growth is attributable to our increasing interest income, as well as our increasing noninterest income that has resulted from selling and servicing SFR and SBA loans. We believe our diversified loan mix and significant noninterest income establishes additional platforms for growth, and can help provide earnings stability through various economic and interest rate cycles. In particular, since 2014, we have significantly grown SFR and SBA loan originations and sales. This has contributed to our growth in noninterest income from $3.4 million, or 27.4% of pre-tax income for the year 2013, to $13.2 million, or 28.2% of pre-tax income for the year 2017.

Diversified Loan Portfolio. Our loan portfolio currently consists of four loan types: CRE, C&I, SFR and SBA, with diversified product offerings within each type. The charts below shows our loan portfolio composition as of December 31, 2017, separately by type of collateral support and relevant business line. As described below under “—Our Principal Business”, the type of collateral supporting a loan is not necessarily indicative of the business line from which the loan was generated.

Because of our business strategy and the breadth of the economy within our current origination markets, which are primarily Los Angeles, Orange, Ventura Counties in California, and Clark County in Nevada, our loan portfolio is widely diversified across industry lines and not concentrated in any one particular business sector. We expect this diversification to continue as a result of our current practices and strategies. With the exception of SFR mortgage loans, a significant portion of which are sold in the secondary market, our demand for consumer credit is minimal. As of December 31, 2017, our CRE concentration ratio (as defined by the federal bank regulators) was 168.9% and as of December 31, 2016 was 256.4%. This is below the CRE Concentration Guidance, which suggests that concentrations in excess of 300% may warrant additional regulatory scrutiny. We believe that our diversified loan portfolio has proven our ability to mitigate CRE concentration risk, and will help us stay within the indicated guidelines for CRE concentration.

High-Touch Customer Service Focus with Relationship Banking. We strive to differentiate ourselves from our competition by providing the best “relationship-based” services to small- and medium-sized businesses and their owners in our target markets. We believe we accomplish this by providing our customers with a superior level of high-touch and responsive service delivered by experienced bankers in a manner that maximizes our clients’ efficiency. We consistently emphasize to our employees the importance of delivering outstanding customer service and seeking opportunities to strengthen relationships with both customers and the communities we serve. A primary mission of the Bank is to meet the financial services needs of underserved customers in our markets, and we strive to make a difference by giving back to these communities.

Scalable Operating Platform. We have made substantial investments in our infrastructure and technology in order to create a scalable platform for future organic and inorganic growth. We have integrated the systems of the four banks that we have acquired since 2010, which includes nine total branch offices, while maintaining a relatively low efficiency ratio of 37.7% and 42.64% for the years 2017 and 2016, respectively, and while growing our balance sheet and footprint. Management believes that our efficiency ratio is low compared to our non-Asian-American peer group because of the nature of our customer base, specifically the number of our customers that maintain large deposit balances with the Bank. However, management believes that our efficiency ratio is higher than some of our Asian-American peers because of our SFR loan and servicing department and our SBA loans and servicing department, which require comparatively more personnel and infrastructure to operate effectively. Notwithstanding, we believe that as a result of our prior investments in our infrastructure, technology and personnel, we have the operating leverage to support our future growth without causing our noninterest expenses to incrementally increase by a corresponding amount.

Market Area

We are headquartered in Los Angeles County, California. We currently have ten branches in Los Angeles County located in downtown Los Angeles, San Gabriel, Torrance, Rowland Heights, Monterey Park, Silver Lake, Arcadia, Cerritos, Diamond Bar, west Los Angeles, and one loan production office in the city of Industry. We operate primarily in the Los Angeles-Long Beach-Anaheim, California MSA. With over 13 million residents, it is the largest MSA in California, the second largest MSA in the United States, and one of the most significant business markets in the world. It is estimated that the greater Los Angeles area has a gross domestic product of approximately $1 trillion, which would rank it as the 16th largest economy in the world. The economic base of the area is heavily dependent on small- and medium-sized businesses, providing us with a market rich in potential customers. According to the U.S. Census Bureau, Asian Americans account for 15.1% of the over 10.1 million residents in Los Angeles County as of July 1, 2016.

We operate two branches in Ventura County, California, in Westlake Village and Oxnard. Westlake Village is considered part of the Los Angeles-Long Beach-Anaheim, California MSA and has similar market characteristics. Oxnard has similar market characteristics of Ventura County, which is home to a broad array of industries, including agriculture, professional business services, technology and tourism. Its proximity to one of the world’s leading wine-growing regions and its 43 miles of coastline attracts a large number of visitors. Ventura County is not only a port of call for travelers, but also a shipping hub for automobiles and agricultural goods. Port Hueneme serves as a distribution hub for automobile manufacturers and is a collection point for many agricultural goods that are shipped throughout the United States. According to the U.S. Census Bureau, Asian Americans account for 6.7% of the 850,536 residents in Ventura County as of July 1, 2016.

We also operate one branch in the Las Vegas-Paradise, Nevada MSA. This MSA is located in the southern part of the state of Nevada, and includes the cities of Las Vegas, Henderson, North Las Vegas, and Boulder City. A central part of the MSA is the Las Vegas Valley, a 600 square mile basin that includes the ’MSA’s largest city, Las Vegas. With a 2016 gross domestic product of approximately $118 billion, this MSA contains the largest concentration of people in the state (approximately 2.2 million), and is a significant tourist destination, drawing over 43 million international and domestic visitors in 2016. According to the U.S. Census Bureau, Asian Americans account for 10.1% of the over 2.1 million residents in Clark County as of July 1, 2016.

Our Competition

We view the Chinese-American banking market, including RBB, as comprised of 37 banks divided into three segments: publicly-traded banks (4 banks), locally-owned banks (29 banks), and banks that are subsidiaries of Taiwanese or Chinese banks (4 banks). Fifteen of the locally-owned banks are based in California. We are currently the sixth-largest bank among this group of 37 banks.

In addition to these Chinese-American banks, we also compete with other banks in the region, particularly with Korean-American banks in our SFR and SBA lending areas. Although we were founded by and market primarily to Chinese Americans, we are broadening our marketing efforts to include all categories of Asian Americans. In certain geographic markets where we currently operate, there is overlap between Chinese-American, Korean-American and other Asian-American banks for loan and deposit business. We aim to grow both organically and potentially through acquisitions in these markets.

Lending Activities

Our lending strategy is to maintain a broadly diversified loan portfolio based on the type of customer (i.e., businesses versus individuals), type of loan product (e.g., owner occupied commercial real estate, commercial loans, etc.), geographic location and industries in which our business customers are engaged (e.g., manufacturing, retail, hospitality, etc.). We principally focus our lending activities on loans that we originate from borrowers located in our market areas. We seek to be the premier provider of lending products and services in our market areas and serve the credit needs of high-quality business and individual borrowers in the communities that we serve.

We have an extensive loan approval process in which we require not only financial and other information from our borrowers, but our loan and executive officers have an extensive knowledge of the local market area and of the borrower’s past transactions. After receiving an extensive application and loan documentation and conducting an extensive review, our loan officers meet on a very frequent basis concerning the loan request. After reaching a consensus decision to approve, the loan officer will then submit the loan to the chief executive officer for approval, and if the loan request is above the chief executive officer’s lending limit, it will be referred to the board of directors for decision.

We have four principal lending areas:

Commercial and Industrial Loans. We have significant expertise in small to middle market commercial and industrial lending. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our clients due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our clients, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio since December 31, 2010, while maintaining strong asset quality. As of December 31, 2017, we had outstanding commercial and industrial loans of $280.8 million, or 22.5% of our total loan portfolio. We did not have any non-performing commercial and industrial loans as of December 31, 2017 or December 31, 2016.

We provide a mix of variable and fixed rate commercial and industrial loans. The loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and for international trade financing. Commercial and industrial loans include lines of credit with a maturity of one year or less, commercial and industrial term loans with maturities of five years or less, shared national credits with maturities of five years or less, mortgage warehouse lines with a maturity of one year or less, bank subordinated debentures with a maturity of 10 years, callable in five years, purchased receivables with a maturity of two months or less, and international trade discounts a maturity of three months or less.

We originate commercial and industrial lines of credit, term loans, mortgage warehouse lines and international trade discounts which totaled $189.2 million as of December 31, 2017 and $150.8 million at December 31, 2016. The interest rate on these loans are generally Wall Street Journal Prime or Prime rate based.

We purchase shared national credits for the purpose of using our excess capital. These loans consist of large syndicated loans to companies with stable credit ratings. We limit these type of loans to 10% of our total loans. These loans are floating rate loans based on LIBOR. The shared national credit portfolio totaled $77.7 million as of December 31, 2017 and $28.6 million as of December 31, 2016.

We originate purchase receivables as a cash management tool. These loans are to large companies with investment grade bond and commercial paper ratings and the purchased receivables are managed through our investment policy. We limit purchased receivables to 45% of our security portfolio and 45% of our Tier 1 capital. The purchased receivable portfolio totaled $10.4 million at December 31, 2017 and $22.4 million at December 31, 2016.

We purchase subordinated debentures of other community banks in limited amounts not to exceed $1.0 million by individual issuer and not more than $10.0 million in total. Most of these loans have a fixed rate for five years then float to LIBOR. The subordinated debentures portfolio totaled $3.5 million at December 31, 2017 and $2.0 million at December 31, 2016. We also purchase subordinated debentures in our securities portfolio. We decide whether to treat the debenture as a loan or a security based on the liquidity of the asset. We determine liquidity by the size of the offering and by whether the security can be held in electronic form. The total community bank subordinated debenture portfolio amounted to $10 million at December 31, 2017 and $5.0 million at December 31, 2016, with $3.5 million and $2.0 million classified as loans as of such respective dates. We started this program after we issued our long-term debt in March 2016 to offset a portion of the interest rate risk on the $50.0 million of long-term debt that we issued.

Our trade finance unit supplies financial needs to many of our core customers including trade financing needs for many of our commercial and industrial loan customers. The unit provides, international letters of credit, SWIFT, export advice, trade finance discounts and foreign exchange. Our trade finance area has a correspondent relationship with many of the largest banks in China, Taiwan, Vietnam, Hong Kong and Singapore. All of our international letters of credit, SWIFT, export advice and trade finance discounts are denominated in U.S. currency, and all foreign exchange is issued through a major bank that is also denominated in U.S. currency. As a result, we and our clients are not subject to foreign currency fluctuations, and, therefore, we do not have a need to engage in transactions designed to hedge against foreign currency fluctuations and risk.

The majority of our commercial and industrial loans are secured by business assets or by real estate; however, the underwriting is often dependent on the operating cash flows of the business involved. Repayment of these loans is often more sensitive than other types of loans to adverse conditions in the general economy, which in turn increases repayment risk.

Commercial Real Estate Loans. We offer real estate loans for owner occupied and non-owner occupied commercial property, including loans secured by single-family residences for a business purposes, multi-family residential property and construction and land development loans. Our management team has an extensive knowledge of the markets where we operate and our borrowers and takes a conservative approach to commercial real estate lending, focusing on what we believe to be high quality credits with low loan-to-value ratios income-producing properties with strong cash flow characteristics, and strong collateral profiles. The interest rate for the majority of these loans are Prime based and have a maturity of five years or less except for the single-family residential loans originated for a business purpose which may have a maturity of one year. At December 31, 2017, approximately 8.5% of the commercial real estate loan portfolio consisted of fixed rate loans. Our loan-to-value policy limits are 75% for commercial real estate loans. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as owner occupied offices, warehouses and production facilities, office buildings, hotels, mixed-use residential and commercial, retail centers, multi-family properties and assisted living facilities.

The total commercial real estate portfolio was $354.8 million at December 31, 2017 and $379.6 million at December 31, 2016, of which $204.6 million and $159.5 million, respectively, were secured by owner occupied properties. The multi-family residential loan portfolio totaled $102.7 million as of December 31, 2017 and $70.6 million as of December 31, 2016. The single-family residential loan portfolio originated for a business purpose totaled $38.5 million as of December 31, 2017 and $51.6 million as of December 31, 2016. Our non-performing commercial real estate loans as of December 31, 2017 were $2.1 million and were at December 31, 2016 were $2.3 million.

Like commercial and industrial loans, one primary repayment risk for commercial real estate loans is the interruption or discontinuance of operating cash flows from the properties or businesses involved, which may be influenced by economic events, changes in governmental regulations or other events not under the control of the borrower. Additionally, adverse developments affecting commercial real estate values in our market areas could increase the credit risk associated with these loans, impair the value of property pledged as collateral for these loans, and affect our ability to sell the collateral upon foreclosure without a loss or additional losses.

Construction and land development loans. Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. These loans are typically Prime based and have maturities of less than 18 months. Our loan-to-value policy limits are 75% for construction and land development loans. As of December 31, 2017, our real estate construction loan portfolio was divided among the foregoing categories as follows: $51.4 million, or 55.1%, residential construction; $31.8 million, or 30.1%, commercial construction; and $8.8 million, or 14.8%, land acquisition and development.

The risks inherent in construction lending may affect adversely our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because they have no operating history. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow to be generated by the completed project. Such properties may not be sold or leased so as to generate the cash flow anticipated by the borrower.

SBA Loans. We are designated a Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We originate all loans to hold for investment and move loans to available for sale as management decides which loans to sell. We generally sell the 75% guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel and service businesses for working capital needs or business expansions. SBA loans can have any maturity up to 25 years. Typically, non-real estate secure loans mature in less than 10 years. Collateral may also include inventory, accounts receivable and equipment, and includes personal guarantees. Our unguaranteed loans collateralized by real estate are monitored by collateral type and included in our CRE Concentration Guidance as previously discussed. From time to time, we will also originate SBA 504 loans.

We originate SBA loans through our branch staff, loan officers and through SBA brokers. For 2017, $17.1 million or 19.6% of SBA loan originations were produced by branch staff and loan officers. The remaining $66.3 million was referred to us through SBA brokers.

As of December 31, 2017 our SBA portfolio totaled $131.4 million of which $53.9 million is guaranteed by the SBA and $77.4 million is unguaranteed, of which $74.3 million is secured by real estate and $3.2 million is unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral. As of December 31, 2017, $44.3 million or 57.2% is secured by hotel/motels; $11.5 million or 14.9% by gas stations; and $21.6 million or 27.9% in other real estate types. We further analyze the unguaranteed portfolio by location. As of December 31, 2017, $58.9 million or 41.1% is located in California; $3.1 million or 3.6% is located in Nevada; $23.4 million or 19.1% is located in Texas; $18.7 million or 14.1% is located in Washington; and $27.7 million or 22.0% is located in other states.

SFR Loans. We originate mainly non-qualified, alternative documentation single-family residential mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. Our loan product is a seven-year hybrid adjustable mortgage with a current start rate of 4.75% which re-prices after seven years to the one-year LIBOR plus 2.75%. We take a comprehensive and conservative approach to mortgage underwriting, as the average loan-to-value of the portfolio was 59.6%, the average FICO score was 751 and the average duration of the portfolio was 4.7 years as of December 31, 2017. We also offer qualified mortgage program as a correspondent to major banking financial institutions. As of December 31, 2017, we had $248.9 million of single-family residential real estate loans, representing 19.9% of our total loan portfolio, and we didn’t have any non-performing single-family residential real estate loans as of December 31, 2017 or 2016, respectively.

We originate these non-qualified single-family residential mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationship with us. During 2017, we originated $149.0 million of such loans through our retail channel and $256.7 million through our correspondent channel.

We sell many of these non-qualified single-family residential mortgage loans to other Asian-American banks. While our loan sales to date have been primarily to two banks, we expect to be expanding our network of banks who will acquire our single-family loan product. The loans are sold with no representation or warranties and with a replacement feature for the first 90-days if the loan pays off early. As a condition of the sale, the buyer must have the loans audited for underwriting and compliance standards. During 2016, we originated $280.4 million of residential mortgage loans and sold $180.4 million to other banks in our market. During 2017, we originated $407.3 million of single-family residential mortgage loans and sold $171.4 million to other banks in our market.  Single-family residential real estate loans, also includes balloon and home equity loans acquired in the LANB merger. We no longer originate these types of loans. However, we do offer our single-family residential mortgage loan product to our customers with reduced fees when the balloon loan matures. As of December 31, 2017, we had a total of $1.9 million of balloon notes and $2.0 million of home equity loans. Total single-family residential mortgages increased $92.5 million, or 59.1%, to $248.9 million as of December 31, 2017 as compared to $156.4 million at December 31, 2016.

In addition, our SFR mortgage lending unit originates mortgage warehouse lines to our correspondents. These loans are managed in our commercial and industrial lending unit and totaled $15.3 million as of December 31, 2017.

Our single-family residential real estate portfolio is secured by real estate, the value of which may fluctuate significantly over a short period of time as a result of market conditions in the area in which the real estate is located. Adverse developments affecting real estate values in our market areas could therefore increase the credit risk associated with these loans, impair the value of property pledged as collateral on loans, and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Loans held for sale consist primarily of first trust deed mortgages on single-family residential properties located in California. Single-family residential mortgage loans held for sale are generally sold with the servicing rights retained.

Asset Quality

The Bank’s lending and credit policies require management to regularly review the Bank’s loan portfolio so that the Bank can monitor the quality of its assets. If during the ordinary course of business, management becomes aware that a borrower may not be able to meet the contractual payment obligations under a loan, then that loan is supervised more closely with consideration given to placing the loan on non-accrual status, the need for an additional allowance for loan losses, and (if appropriate) partial or full charge-off.

Under the Bank’s current policy, a loan will generally be placed on a non-accrual status if interest or principal is past due 90 days or more, or in cases where management deems the full collection of principal and interest unlikely. When a loan is placed on non-accrual status, previously accrued but unpaid interest is reversed and charged against current income, and subsequent payments received are generally first applied towards the outstanding principal balance of the loan. Depending on the circumstances, management may elect to continue the accrual of interest on certain past due loans if partial payment is received or the loan is well-collateralized, and in the process of collection. The loan is generally returned to accrual status when the borrower has brought the past due principal and interest payments current and, in the opinion of management, the borrower has demonstrated the ability to make future payments of principal and interest as scheduled. A non-accrual loan may also be returned to accrual status if all principal and interest contractually due are reasonably assured of repayment within a reasonable period and there has been a sustained period of payment performance, generally six months.

Information concerning non-performing loans, restructured loans, allowance for credit losses, loans charged-off, loan recoveries, and other real estate owned is included in Part II — Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 5 to the Consolidated Financial Statements.

Securities

We manage our securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Specific goals of our investment portfolio are as follows:

•

provide a ready source of balance sheet liquidity, ensuring adequate availability of funds to meet fluctuations in loan demand, deposit balances and other changes in balance sheet volumes and composition;

•	serve as a means for diversification of our assets with respect to credit quality, maturity and other attributes; and
•	serve as a tool for modifying our interest rate risk profile pursuant to our established policies.

Our investment portfolio is comprised primarily of U.S. government agency securities, corporate note securities, mortgage-backed securities backed by government-sponsored entities and taxable and tax exempt municipal securities.

Our investment policy is reviewed annually by our board of directors. Overall investment goals are established by our board, CEO, CFO and members of our ALCO. Our board of directors has delegated the responsibility of monitoring our investment activities to our ALCO. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of our CEO and CFO. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. We also review our securities for potential other-than-temporary impairment at least quarterly.

Deposits

The quality of our deposit franchise and access to stable funding are key components to our success. We offer traditional depository products, including checking, savings, money market and certificates of deposits, to individuals, businesses, municipalities and other entities through our branch network throughout our market areas. Deposits at the Bank are insured by the FDIC up to statutory limits.

As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. After discussions with our regulators on the proper way to measure core deposits, we now track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2017, 75.2% or $1.0 billion of our relationships are considered core relationships.

As of December 31, 2017, our top ten relationships totaled $327.4 million of which three are to directors and shareholders of the Company for a total of $92.7 million, or 28.3%, of our top ten deposit relationships. As of December 31, 2017, our directors and shareholders with deposits over $250,000 totaled $246.1 million or 34.1% of all relationships over $250,000. Many of our management team members, including in many cases branch managers, have worked together for up to 30 years, and our deposits relationships have been cultivated over that time period. Many of our depositors have relationships with executive officers and our board of directors. Our ability to gather deposits, particularly core deposits, is an important aspect of our business franchise and we believe core deposits are a significant driver of franchise value as a cost efficient and stable source of funding to support our growth. As of December 31, 2017, we had $1.3 billion of total deposits, with a total interest-bearing deposit cost of 0.99% (75.2% core deposits as defined above) for the year 2017.

Liquidity

Our deposit base consists primarily of business accounts and deposits from the principals of such businesses. As a result, we have many depositors with balances over $250,000. We manage liquidity based upon factors that include the amount of core deposit relationships as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets such as fed funds and account receivables, the availability of unused funding sources, off-balance sheet obligations, the availability of assets to be readily converted into cash without undue loss, the amount of cash and liquid securities we hold, and the re-pricing characteristics and maturities of our assets when compared to the re-pricing characteristics of our liabilities and other factors.

Other Subsidiaries

TFC Statutory Trust. In connection with our 2016 acquisition of TomatoBank and its holding company, TFC, the Company acquired the Trust, a statutory business trust that was established by TFC in 2006 as a wholly-owned subsidiary. The Trust issued trust preferred securities representing undivided preferred beneficial interests in the assets of the Trust. The proceeds of these trust preferred securities were invested in certain securities issued by us, with similar terms to the relevant series of securities issued by the Trust, which we refer to as subordinated debentures. The Company guarantees on a limited basis the payments of distributions on the capital securities of the Trust and payments on redemption of the capital securities of the Trust. The Company is the owner of all the beneficial interests represented by the common securities of the Trust.

RBB Asset Management Company. In 2012, as a result of our acquisitions of FAB and VCBB, we established RBB Asset Management Company, or RAM, as a wholly-owned subsidiary of the Company. In March 2013, RAM purchased approximately $6.5 million in loans and $1.7 million in OREO from the Bank that had been acquired in the FAB and VCBB acquisitions. The Bank received a one-time gain on sale on those assets of approximately $1.3 million, which was partially offset by a loss of approximately $782,000. As of December 31, 2017, there was approximately a $432,000 gain still to be recognized on the loans that were sold to RAM in 2013. We may continue to utilize RAM to purchase certain assets from the Bank acquired in acquisitions that we may make in the future.

Employees

As of December 31, 2017, we had approximately 203 employees. As part of the customer-centric culture initiative of our strategic plan, we provide extensive training to our employees in an effort to ensure that our customers receive superior customer service. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Properties

Our headquarters office is located at 660 South Figueroa Street, Suite 1888, Los Angeles, California 90017. The headquarters is in downtown Los Angeles at “Metro Center” and houses our risk management unit, including compliance and BSA groups, and our multi-family residential mortgage group. The lease expires in May 2018. Our administrative center is located in at 123 East Valley Blvd., San Gabriel, California and houses our commercial real estate and commercial and industrial lending groups, trade finance, credit administration and administrative groups. The lease expires at the end of 2018. Our operation center is located at 7025 Orangethorpe Avenue, Buena Park, California 90621 and was acquired in the acquisition of LANB. It has approximately 7,000 square feet and houses operations, IT and finance groups. At the end of our leases at our headquarters and administrative center we plan to consolidate those functions in one location in the San
Gabriel Valley.

We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. None of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing.

Legal Proceedings

In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits. In addition, we have been named as a defendant in a lawsuit brought by a former shareholder of TFC related to a tender offer conducted by TFC several months prior to our contact with TFC and its representatives regarding a potential transaction with TFC and its wholly-owned subsidiary, TomatoBank. The amount claimed by the plaintiff is considered to be immaterial to the Company’s consolidated financial statements. We believe the plaintiff’s claims against us are without merit and we intend to vigorously defend against them. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect on our business. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.

Corporate Information

Our principal executive offices are located at 660 S. Figueroa St., Suite 1888, Los Angeles, California 90017, and our telephone number at that address is (213) 627-9888. Our website address is www.royalbusinessbankusa.com. The information contained on our website is not a part of, or incorporated by reference into, this prospectus.

Available Information

We invite you to visit our website at www.royalbusinessbankusa.com, to access free of charge the Bancorp's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K. In addition, you can write to us to obtain a free copy of any of those reports at RBB Bancorp, 660 Figueroa Street, Suite 1888, Los Angeles, California 90017, Attn: Investor Relations. These reports are also available through the SEC’s Public Reference Room, located at 100 F Street NE, Washington, DC 20549 and online at the SEC’s website, located at www.sec.gov. Investors can obtain information about the operation of the SEC’s Public Reference Room by calling 800-SEC-0330.

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under U.S. federal and state law. As a result, the growth and earnings performance of the Company and its subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the California Department of Business Oversight (DBO), the Federal Reserve, the FDIC, and the Consumer Finance Protection Bureau (CFPB). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development (HUD), and agencies such as Fannie Mae and Freddie Mac, have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiaries, including the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Additional initiatives may be proposed or introduced before Congress, the California Legislature, and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions and may subject us to increased supervision and disclosure and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which the business of the Bank would be affected thereby. The outcome of examinations, any litigation, or any investigations initiated by state or federal authorities also may result in necessary changes in our operations and increased compliance costs.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of financial institutions, their holding companies and affiliates intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than their shareholders. These federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable laws or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its subsidiaries, including the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Bank Holding Company and Bank Regulation

The Bancorp is a bank holding company within the meaning of the Bank Holding Company Act and is registered as such with the Federal Reserve. The Bancorp is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, the Bancorp and any of its subsidiaries are subject to examination by, and may be required to file reports with, the DBO. DBO approvals are also required for bank holding companies to acquire control of banks. As a California commercial bank, the deposits of which are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DBO and by the FDIC, as the Bank’s primary federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve.

The wide range of requirements and restrictions contained in both federal and state banking laws include:

•	Requirements that bank holding companies and banks file periodic reports.

•	Requirements that bank holding companies and banks meet or exceed minimum capital requirements (see “Capital Adequacy Requirements” below).

•

Requirements that bank holding companies serve as a source of financial and managerial strength for their banking subsidiaries. In addition, the regulatory agencies have “prompt corrective action” authority to limit activities and require a limited guaranty of a required bank capital restoration plan by a bank holding company if the capital of a bank subsidiary falls below capital levels required by the regulators. (See “Source of Strength” and “Prompt Corrective Action Provisions” below.)

•

Limitations on dividends payable to stockholders. The Bancorp’s ability to pay dividends is subject to legal and regulatory restrictions. A substantial portion of the Bancorp’s funds to pay dividends or to pay principal and interest on our debt obligations is derived from dividends paid by the Bank. (See “Dividends” below)

•

Limitations on dividends payable by bank subsidiaries. These dividends are subject to various legal and regulatory restrictions. The federal banking agencies have indicated that paying dividends that deplete a depositary institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. (See “Dividends” below)

•

Safety and soundness requirements. Banks must be operated in a safe and sound manner and meet standards applicable to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, as well as other operational and management standards. These safety and soundness requirements give bank regulatory agencies significant latitude in exercising their supervisory authority and the authority to initiate informal or formal enforcement actions.

•	Requirements for notice, application and approval, or non-objection of acquisitions and certain other activities conducted directly or in subsidiaries of the Bancorp or the Bank.

•

Compliance with the Community Reinvestment Act (“CRA”). The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Bank fails to adequately serve its communities, restrictions may be imposed, including denials of applications for branches, for adding subsidiaries or affiliate companies, for engaging in new activities or for the merger with or purchase of other financial institutions. In its last reported examination by the FDIC in March 2016, the Bank received a CRA rating of “Satisfactory.”

•

Compliance with the Bank Secrecy Act, the USA Patriot Act, and other anti-money laundering laws (“AML”), and the regulations of the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). (See “Anti-Money Laundering and OFAC Regulations” below.)

•	Limitations on the amount of loans to one borrower and its affiliates and to executive officers and directors.

•	Limitations on transactions with affiliates.

•	Restrictions on the nature and amount of any investments in, and the ability to underwrite, certain securities.

•	Requirements for opening of intra- and interstate branches.

•

Compliance with truth in lending and other consumer protection and disclosure laws to ensure equal access to credit and to protect consumers in credit transactions. (See “Operations and Consumer Compliance Laws” below.)

•

Compliance with provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and other federal and state laws dealing with privacy for nonpublic personal information of customers. The federal bank regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to an unaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, the nature and amount of and collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders,” including officers, directors, and principal shareholders, and affiliates, and purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. The Dodd-Frank Act expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B, and also lending limits for derivative transactions, repurchase agreements and securities lending, and borrowing transactions.

The Bank operates branches and/or loan production offices in California and Nevada. While the DBO remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those jurisdictions are subject to local laws, including consumer protection laws.

On February 3, 2017 the President of the United States issued an executive order titled “Core Principles for Regulating the United States Financial Systems” that establishes “core principles” that will guide the administration’s financial services regulatory policy and directs the Secretary of the Treasury to evaluate the current regulatory framework and how it promotes or inhibits the principles, On June 12, 2017, October 6, 2017 and October 26, 2017, in response to the executive order, the United States Department of the Treasury issued the first three of four reports recommending a number of comprehensive changes in the current regulatory system for U.S. depository institutions, the U.S. capital markets and the U.S. asset management and insurance industries, around the following principles:

•	Improving regulatory efficiency and effectiveness by critically evaluating mandates and regulatory fragmentation, overlap, and duplication across regulatory agencies;
•	Aligning the financial system to help support the U.S. economy;
•	Reducing regulatory burden by decreasing unnecessary complexity;
•	Tailoring the regulatory approach based on size and complexity of regulated firms and requiring greater regulatory cooperation and coordination among financial regulators; and
•	Aligning regulations to support market liquidity, investment, and lending in the U.S. economy.

The scope and impact of any regulatory changes that may be implemented in response to the President’s executive order have not yet been determined.

CFPB Actions

The Dodd-Frank Act provided for the creation of the CFPB as an independent entity within the Federal Reserve with broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets, which are also subject to examination by the CFPB. As the Bank has less than $10 billion in assets, it is not examined for compliance with CFPB regulation by the CFPB, although it is examined by the FDIC and the DBO.

The CFPB has enforcement authority over unfair, deceptive or abusive act and practices (“UDAAP”). UDAAP is considered one of the most far reaching new enforcement tools at the disposal of the CFPB and covers all consumer and small business financial products or services such as deposit and lending products or services such as overdraft programs and third-party payroll card vendors. It is a wide-ranging regulatory net that potentially picks up the gaps not included in other consumer laws, rules and regulations. Violations of UDAAP can be found in many areas and can include advertising and marketing materials, the order of processing and paying items in a checking account or the design of client overdraft programs. The scope of coverage includes not only direct interactions with clients and prospects but also actions by third-party service providers. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

Additionally, in 2014, the CFPB adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer's ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards. In particular, it will prevent banks from making “no doc” and “low doc” home loans, as the rules require that banks determine a consumer’s ability to pay based in part on verified and documented information. We do originate certain “low doc” loans that meet specific underwriting criteria.  Given the small volume of such loans, we do not believe that this regulation will have a significant impact on our operations.

Interchange Fees

Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions.

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under the final rules, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. The Federal Reserve also adopted a rule to allow a debit card issuer to recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

Financial Regulatory Reform

The Dodd-Frank Act, which was signed into law in July 2010, implemented sweeping reform across the U.S. financial regulatory framework, including, among other changes:

(i)	creating a Financial Stability Oversight Council tasked with identifying and monitoring systemic risks in the financial system;
(ii)	creating the Consumer Finance Protection Bureau (CFPB), which is responsible for implementing, examining and enforcing compliance with federal consumer financial protection laws;
(iii)

requiring the FDIC to make its capital requirements for insured depository institutions countercyclical, so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

(iv)	imposing more stringent capital requirements on bank holding companies and subjecting certain activities, including interstate mergers and acquisitions, to heightened capital conditions;
(v)	with respect to mortgage lending:
(a)	significantly expanding requirements applicable to loans secured by 1-4 family residential real property;
(b)	imposing strict rules on mortgage servicing, and
(c)

required the originator of a securitized loan, or the sponsor of a securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards;

(vi)

changing the assessment base for federal deposit insurance from the amount of the insured deposits held by the depository institution to the depository institution’s average total consolidated assets less tangible equity, eliminating the ceiling on the size of the FDIC’s Deposit Insurance Fund and increasing the floor of the size of the FDIC’s Deposit Insurance Fund;

(vii)

eliminating all remaining restrictions on interstate banking by authorizing state banks to establish de novo banking offices in any state that would permit a bank chartered in that state to open an banking office at that location;

(viii)	repealing the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and
(ix)

in the so-called “Volcker Rule”, subject to numerous exceptions, prohibiting depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading.

On February 3, 2017, the President signed an executive order calling for his administration to review existing U.S. financial laws and regulations, including the Dodd-Frank Act, in order to determine their consistency with a set of “core principles” of financial policy. The core financial principles identified in the executive order include the following: empowering Americans to make independent financial decisions and informed choices in the marketplace, save for retirement, and build individual wealth; preventing taxpayer-funded bailouts; fostering economic growth and vibrant financial markets through more rigorous regulatory impact analysis that addresses systemic risk and market failures, such as moral hazard and information asymmetry; enabling American companies to be competitive with foreign firms in domestic and foreign markets; advancing American interests in international financial regulatory negotiations and meetings; and restoring public accountability within Federal financial regulatory agencies and “rationalizing” the Federal financial regulatory framework.

Although the order does not specifically identify any existing laws or regulations that the administration considers to be inconsistent with the core principles, areas that the mandated agency report may ultimately identify for reform include the Volcker Rule; any “fiduciary” standard applicable to investment advisers and broker-dealers; and the powers, structure and funding arrangements of the Financial Stability Oversight Council, the Office of Financial Research, the prudential bank regulators, the SEC, U.S. Commodity Futures Trading Commission, and CFPB. While some changes can be implemented by the regulatory agencies themselves, implementing much of the anticipated agenda of changes would require legislation from Congress.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. Although the reforms primarily target systemically important financial service providers, the Dodd-Frank Act’s influence has and is expected to continue to filter down in varying degrees to smaller institutions over time. We will continue to evaluate the effect of the Dodd-Frank Act; however, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

Regulatory Capital Requirements

The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are recorded as off-balance sheet items. In 2013, the Federal Reserve, FDIC, and Office of the Comptroller of the Currency issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards, as well as implementing certain provisions of the Dodd-Frank Act.

The minimum capital standards effective and applicable to us prior to us becoming subject to the Basel III Capital Rules on January 1, 2015 were:

•	a leverage requirement, consisting of a minimum ratio of Tier 1 Capital to total adjusted book assets of at least 4%, and
•	risk-based capital requirements consisting of a minimum ratio of Total Capital to total risk-weighted assets of 8% and a minimum ratio of Tier 1 Capital to total risk-weighted assets of 4%.

For the periods prior to January 1, 2015, Tier 1 Capital consisted primarily of common stock, noncumulative perpetual preferred stock and related surplus less intangible assets (other than certain loan servicing rights and purchased credit card relationships). Total Capital consisted primarily of Tier 1 Capital plus Tier 2 Capital, which included other non-permanent capital items, such as certain other debt and equity instruments that did not qualify as Tier 1 Capital, and a portion of the Bank’s allowance for loan losses. Further, risk-weighted assets for the purpose of the risk-weighted ratio calculations were balance sheet assets and off-balance sheet exposures to which required risk weightings of 0% to 100% were applied.

Prior to us becoming subject to the Basel III Capital Rules on January 1, 2015, in order to be “well-capitalized” a banking organization must have maintained:

•	a leverage ratio of Tier 1 Capital to total assets of 5% or greater,
•	a ratio of Tier 1 Capital to total risk-weighted assets of 6% or greater, and
•	a ratio of Total Capital to total risk-weighted assets of 10% or greater.

The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015 (subject to phase-in periods for some of their components). The Basel III Capital Rules: (i) introduce a new capital measure called Common Equity Tier I, or CET1, and a related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier I capital consists of CET1 and “Additional Tier I capital” instruments, which are instruments treated as Tier I instruments under the prior capital rules that meet certain revised requirements; (iii) mandate that most deductions or adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital, as compared to existing regulations. Under the Basel III Capital Rules, for most banking organizations, the most common form of Additional Tier I capital is noncumulative perpetual preferred stock and the most common form of Tier II capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the Basel III Capital Rules’ specific requirements.

Under the Basel III Capital Rules, the following are the initial minimum capital ratios applicable to the Company and the Bank as of January 1, 2015:

•	4.0% Tier I leverage ratio;
•	4.5% CET1 to risk-weighted assets;
•	6.0% Tier I capital (that is, CET1 plus Additional Tier I capital) to risk-weighted assets; and
•	8.0% total capital (that is, Tier I capital plus Tier II capital) to risk-weighted assets.

The Basel III Capital Rules also introduced “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). In 2016, banking organizations including the Company and the Bank were required to maintain a CET1 capital ratio of at least 5.125%, a Tier I capital ratio of at least 6.625%, and a total capital ratio of at least 8.625% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. When fully phased-in on January 1, 2019, the Company and the Bank must maintain the following minimum capital ratios:

•	4.0% Tier I leverage ratio;
•	4.5% CET1 to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%;
•	6.0% Tier I capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum Tier I capital ratio of at least 8.5%; and
•	8.0% total capital to risk-weighted assets, plus the capital conservation buffer, effectively resulting in a minimum total capital ratio of at least 10.5%.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that (i) mortgage servicing rights, (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and (iii) significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and would be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive income or loss items are not excluded for the purposes of determining regulatory capital ratios; however, non-advanced approaches banking organizations (i.e., banking organizations with less than $250 billion in total consolidated assets or with less than $10 billion of on-balance sheet foreign exposures), including the Company and the Bank, may make a one-time permanent election to exclude these items. The Company and the Bank made this election in the first quarter of 2015’s call reports in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of its available-for-sale investment securities portfolio.

The Basel III Capital Rules prescribe a new standardized approach for risk weightings that expands the risk weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, depending on the nature of the assets. The new capital rules generally result in higher risk weights for a variety of asset classes, including certain CRE mortgages. Additional aspects of the Basel III Capital Rules that are relevant to the Company and the Bank include:

•

consistent with the Basel I risk-based capital rules, assigning exposures secured by single-family residential properties to either a 50% risk weight for first-lien mortgages that meet prudent underwriting standards or a 100% risk weight category for all other mortgages;

•

providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (set at 0% under the Basel I risk-based capital rules);

•

assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (set at 100% under the Basel I risk-based capital rules), except for those secured by single-family residential properties, which will be assigned a 100% risk weight, consistent with the Basel I risk-based capital rules;

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility CRE acquisition, development and construction loans; and
•

applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (set at 100% under the Basel I risk-based capital rules).

As of December 31, 2017, the Company’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis.

With respect to the Bank, the Basel III Capital Rules also revise the PCA regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “PCA”.

Prompt Corrective Action (PCA)

The Federal Deposit Insurance Act, as amended, or FDIA, requires federal banking agencies to take PCA in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The Basel III Capital Rules, revised the PCA requirements effective January 1, 2015. Under the revised PCA provisions of the FDIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

PCA Category	Total Risk-Based Capital Ratio	Tier I Risk-Based Capital Ratio	CET1 Risk-Based Ratio	Tier I Leverage Ratio
Well capitalized	10%	8%	6.5%	5%
Adequately capitalized	8%	6%	4.5%	4%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly undercapitalized	< 6%	< 4%	< 3.0%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets =< 2%

An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios, if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying PCA regulations and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized”.  “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”. “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2017, we met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.

The Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company. As a bank holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended, or the BHCA. In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the

Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval by the Federal Reserve for any merger involving a bank holding company or any acquisition of control by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Capital Requirements” above.

The BHCA generally prohibits the Company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto”. This authority would permit the Company to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company has not elected to be a financial holding company.

If the Company should elect to become a financial holding company, in order to maintain the Company’s status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act, or CRA, rating. If the Company should elect to become a financial holding company and the Federal Reserve subsequently determines that the Company, a financial holding company, is not well-capitalized or well-managed, the Company would have a period of time during which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company it believes to be appropriate. Furthermore, if the Company should elect to become a financial holding company and the Federal Reserve subsequently determines that the Bank, as a financial holding company subsidiary, has not received a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.

Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 5% and 24.99% ownership.

Under the California Financial Code, any proposed acquisition of “control” of the Bank by any person (including a company) must be approved by the Commissioner of the DBO. The California Financial Code defines “control” as the power, directly or indirectly, to direct the Bank’s management or policies or to vote 25% or more of any class of the Bank’s outstanding voting securities. Additionally, a rebuttable presumption of control arises when any person (including a company) seeks to acquire, directly or indirectly, 10% or more of any class of the Bank’s outstanding voting securities.

Capital Requirements. Bank holding companies are required to maintain capital in accordance with Federal Reserve capital adequacy requirements, as affected by the Dodd-Frank Act and Basel III. For a discussion of capital requirements, see “Regulatory Capital Requirements” above.

Dividend Payments. The Company’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As a California corporation, the Company is subject to the limitations of California law, which allows a corporation to distribute cash or property to shareholders, including a dividend or repurchase or redemption of shares, if the corporation meets either a retained earnings test or a “balance sheet” test. Under the retained earnings test, the Company may make a distribution from retained earnings to the extent that its retained earnings exceed the sum of (a) the amount of the distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. The Company may also make a distribution if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. Indebtedness is not considered a liability if the terms of such indebtedness provide that payment of principal and interest thereon are to be made only if, and to the extent that, a distribution to shareholders could be made under the balance sheet test. A California corporation may specify in its articles of incorporation that distributions under the retained earnings test or balance sheet test can be made without regard to the preferential rights amount. The Company’s articles of incorporation do not address distributions under either the retained earnings test or the balance sheet test.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the Company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the Company’s capital needs and overall current and prospective financial condition; or (iii) the Company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, institutions that seek to pay dividends must maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer, which is to be phased in over a three year period that began on January 1, 2016. See “Regulatory Capital Requirements” above.

The terms of our Junior Subordinated Notes also limit our ability to pay dividends on our common stock. If we are not current on our payment of interest on our Junior Subordinated Notes, we may not pay dividends on our common stock. The amount of future dividends by the Bancorp will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors in accordance with the capital management and dividend policy.

The Bank is a legal entity that is separate and distinct from its holding company. The Bancorp is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of the Bancorp and the ability of the Bancorp to pay dividends to stockholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. When phased in, the new capital rules will restrict dividends by the Bank if the capital conservation buffer is not achieved.

The Bank

General. The Bank is a California-chartered bank, but is not a member of the Federal Reserve System (a “non-member bank”). The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (DIF) to the maximum extent provided under federal law and FDIC regulations. As a California-chartered FDIC-insured non-member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DBO, the chartering authority for California banks, and as a non-member bank, the FDIC.

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DBO to fund its operations. The amount of the assessment paid by a California bank to the DBO is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DBO. During the year ended December 31, 2017, the Bank paid supervisory assessments to the DBO totaling $126,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “Regulatory Capital Requirements” above.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DBO or the Bank’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DBO, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DBO and the Bank’s shareholders in connection with a reduction of its contributed capital. In addition, under the Basel III Rule, institutions that seek to pay dividends must maintain 2.5% in Common Equity Tier 1 attributable to the capital conservation buffer, which is to be phased in over a three-year period that began on January 1, 2016. See “Regulatory Capital Requirements” above.

The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2017.

Transactions with Affiliates and Insiders. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions, and covered transactions subject to the restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted guidelines that establish operational and managerial standards to promote the safety and soundness of federally insured depository institutions. The guidelines set forth standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

In general, the safety and soundness guidelines prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the financial institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If a financial institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the financial institution’s rate of growth, require the financial institution to increase its capital, restrict the rates the institution pays on deposits or require the institution to take any action the regulator deems appropriate under the circumstances. Noncompliance with the standards established by the safety and soundness guidelines may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the financial institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal, and reputational risk. In particular, recent regulatory pronouncements have focused on operational risk, which arises from the potential that inadequate information systems, operational problems, breaches in internal controls, fraud, or unforeseen catastrophes will result in unexpected losses. New products and services, third-party risk management and cybersecurity are critical sources of operational risk that financial institutions are expected to address in the current environment. The Bank is expected to have active board and senior management oversight; adequate policies, procedures, and limits; adequate risk measurement, monitoring, and management information systems; and comprehensive internal controls.

Branching Authority. California banks, such as the Bank, may, under California law, establish a banking office so long as the bank’s board of directors approves the banking office and the DBO is notified of the establishment of the banking office. Deposit-taking banking offices must be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. The Dodd-Frank Act permits insured state banks to engage in de novo interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by such state. Finally, we may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements. The Bank received a “satisfactory” rating on its most recent CRA examination, which was conducted in February 2017.

Anti-Money Laundering and Office of Foreign Assets Control Regulation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act, is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities. Banking regulators also examine banks for compliance with the economic sanctions regulations administered by the Office of Foreign Assets Control, or OFAC. Failure of a financial institution to maintain and implement adequate anti-money laundering and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Concentrations in Commercial Real Estate. Concentration risk exists when financial institutions deploy too many assets to any one industry or segment. Concentration stemming from commercial real estate is one area of regulatory concern. The CRE Concentration Guidance, provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Concentration Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. Based on the Bank’s loan portfolio, the Bank does not exceed these guidelines.

Consumer Financial Services

Banks and other financial institutions are subject to numerous laws and regulations intended to protect consumers in their transactions with banks. These laws include, among others, laws regarding unfair and deceptive acts and practices and usury laws, as well as the following consumer protection statutes: Truth in Lending Act, Truth in Savings Act, Electronic Fund Transfer Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair and Accurate Credit Transactions Act, Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Act, GLB Act, Home Mortgage Disclosure Act, Right to Financial Privacy Act and Real Estate Settlement Procedures Act.

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

The structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.

Mortgage and Mortgage-Related Products, Generally. Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act address mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages”. The Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. The Bank does not currently expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

Ability-to-Repay Requirement and Qualified Mortgage Rule. On January 10, 2013, the CFPB issued a final rule implementing the Dodd-Frank Act’s ability-to-repay requirements. Under the final rule, lenders, in assessing a borrower’s ability to repay a mortgage-related obligation, must consider eight underwriting factors: (i) current or reasonably expected income or assets; (ii) current employment status; (iii) monthly payment on the subject transaction; (iv) monthly payment on any simultaneous loan; (v) monthly payment for all mortgage-related obligations; (vi) current debt obligations, alimony, and child support; (vii) monthly debt-to-income ratio or residual income; and (viii) credit history. The final rule also includes guidance regarding the application of, and methodology for evaluating, these factors.

Further, the final rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, balloon payments, terms in excess of 30 years, or points and fees paid by the borrower that exceed 3% of the loan amount, subject to certain exceptions. In addition, for qualified mortgages, the rule mandated that the monthly payment be calculated on the highest payment that will occur in the first five years of the loan, and required that the borrower’s total debt-to-income ratio generally may not be more than 43%. The final rule also provided that certain mortgages that satisfy the general product feature requirements for qualified mortgages and that also satisfy the underwriting requirements of Fannie Mae and Freddie Mac (while they operate under federal conservatorship or receivership), HUD, the Department of Veterans Affairs, the Department of Agriculture or the Rural Housing Service are also considered to be qualified mortgages. This second category of qualified mortgages will phase out as the aforementioned federal agencies issue their own rules regarding qualified mortgages, the conservatorship of Fannie Mae and Freddie Mac ends, and, in any event, after seven years.

As set forth in the Dodd-Frank Act, subprime (or higher-priced) mortgage loans are subject to the ability-to-repay requirement, and the final rule provided for a rebuttable presumption of lender compliance for those loans. The final rule also applied the ability-to-repay requirement to prime loans, while also providing a conclusive presumption of compliance (i.e., a safe harbor) for prime loans that are also qualified mortgages. Additionally, the final rule generally prohibits prepayment penalties (subject to certain exceptions) and sets forth a 3-year record retention period with respect to documenting and demonstrating the ability-to-repay requirement and other provisions.

Mortgage Loan Originator Compensation. As a part of the overhaul of mortgage origination practices, mortgage loan originators’ compensation has been limited such that they may no longer receive compensation based on a mortgage transaction’s terms or conditions other than the amount of credit extended under the mortgage loan. Further, the total points and fees that a bank and/or a broker may charge on conforming and jumbo loans has been limited to 3.0% of the total loan amount. Mortgage loan originators may receive compensation from a consumer or from a lender, but not both. These rules contain requirements designed to prohibit mortgage loan originators from “steering” consumers to loans that provide mortgage loan originators with greater compensation. In addition, the rules contain other requirements concerning recordkeeping.

Residential Mortgage Servicing. Pursuant to the Dodd-Frank Act, the CFPB has implemented certain provisions of the Dodd-Frank Act relating to mortgage servicing through rulemaking. The servicing rules require servicers to meet certain benchmarks for loan servicing and customer service in general. Servicers must provide periodic billing statements and certain required notices and acknowledgments, promptly credit borrowers’ accounts for payments received and promptly investigate complaints by borrowers. Servicers also are required to take additional steps before purchasing insurance to protect the lender’s interest in the property. The servicing rules call for additional notice, review and timing requirements with respect to delinquent borrowers, including early intervention, ongoing access to servicer personnel and specific loss mitigation and foreclosure procedures. The rules provide for an exemption from most of these requirements for “small servicers”, which are defined as loan servicers that service 5,000 or fewer mortgage loans and service only mortgage loans that they or an affiliate originated or own.

Incentive Compensation Guidance

The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives; (2) compatibility with effective controls and risk management; and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, Basel III limits discretionary bonus payments to bank executives if the institution’s regulatory capital ratios fail to exceed certain thresholds starting January 1, 2016. The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.

Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

Enforcement Powers of Federal and State Banking Agencies

The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “Prompt Corrective Actions”, the appropriate federal bank regulatory agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan. The DBO also has broad enforcement powers over us, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

Financial Privacy

The federal bank regulatory agencies have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through financial services companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

Additional Constraints on the Company and the Bank

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the Dodd-Frank Act amended the BHCA to require the federal regulatory agencies to adopt rules that prohibit banking entities and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule”. On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit financial institutions to retain interests in collateralized debt obligations backed primarily by trust preferred securities, or TruPS CDOs, from the investment prohibitions contained in the final rule. Under the interim final rule, the regulatory agencies permitted the retention of an interest in or sponsorship of covered funds by banking entities if the following qualifications were met: (i) the TruPS CDO was established, and the interest was issued, before May 19, 2010; (ii) the banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and (iii) the banking entity’s interest in the TruPS CDO was acquired on or before December 10, 2013.

Although the Volcker Rule has significant implications for many large financial institutions, the Company does not currently anticipate that it will have a material effect on the operations of the Company or the Bank. The Company may incur costs if it is required to adopt additional policies and systems to ensure compliance with certain provisions of the Volcker Rule, but any such costs are not expected to be material.

Additional Restrictions on Bancorp and Bank Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies which elect and retain “financial holding company” status pursuant to the GLB Act may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to the GLB Act and the Dodd-Frank Act, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the CRA. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. The Bancorp has not elected financial holding company status and does not believe it has engaged in any activities determined by the Federal Reserve to be financial in nature or incidental or complementary to activities that are financial in nature, which would, in the absence of financial holding company status, require notice or Federal Reserve approval.

Pursuant to the Federal Deposit Insurance Act (“FDI Act”) and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, pursuant to the GLB Act, California banks may conduct certain “financial” activities in a subsidiary to the same extent as a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.

Source of Strength

Federal Reserve policy and federal law require bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this requirement, Bancorp is expected to commit resources to support the Bank, including at times when Bancorp may not be in a financial position to provide such resources, and it may not be in Bancorp’s, or Bancorp’s stockholders’ or creditors’, best interests to do so. In addition, any capital loans Bancorp makes to the Bank are subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of Bancorp’s bankruptcy, any commitment by Bancorp to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth and asset quality; (vi) loan concentration; and (vii) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DBO or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DBO and the FDIC have residual authority to:

•	Require affirmative action to correct any conditions resulting from any violation or practice;
•

Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the Bank from being deemed “well-capitalized” and restrict its ability to accept certain brokered deposits, among other things;

•	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions;
•

Issue, or require the Bank to enter into, informal or formal enforcement actions, including required board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

•	Require prior approval of senior executive officer or director changes, remove officers and directors, and assess civil monetary penalties; and
•	Terminate FDIC insurance, revoke the Bank’s charter, take possession of, close and liquidate the Bank, or appoint the FDIC as receiver.

The Federal Reserve has similar enforcement authority over bank holding companies and commonly takes parallel action in conjunction with actions taken by a subsidiary bank’s regulators.

In the exercise of their supervisory and examination authority, the regulatory agencies have recently emphasized corporate governance, stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance and enhanced high risk customer due diligence; vendor management; cyber security and fair lending and other consumer compliance obligations.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits of $250,000 for each depositor pursuant to the Dodd-Frank Act. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. As an institution with $10 billion or more in assets, the FDIC uses a performance score and a loss-severity score to calculate an initial assessment rate for the Bank. In calculating these scores, the FDIC uses the Bank’s capital level and regulatory supervisory ratings and certain financial measures to assess the Bank’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

All FDIC-insured institutions are also required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO"), an agency of the federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017 through 2019.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% (formerly 1.15%) by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the statutory minimum DRR to 1.35% on institutions with assets less than $10 billion. Beginning with the third quarter of the 2016 assessment period, large banks will pay quarterly surcharges in addition to their lower regular risk-based assessments. The final rule imposes a surcharge of 4.5 basis points on the assessment base of large banks. The surcharges are to begin the quarter after the reserve ratio first reaches or surpasses 1.15%. The FDIC expects that surcharges will last eight quarters or through the quarter in which the reserve ratio first meets or exceeds 1.35%. The surcharge is applied to the Bank’s total liabilities in excess of $10 billion. To determine an institution’s quarterly assessment surcharge, the FDIC will take a bank’s standard assessment base, calculated as average consolidated total assets less average tangible equity, minus $10 billion multiplied by 1.125 basis points.

We are generally unable to control the amount of assessments that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC assessments than the recently increased levels. These increases in FDIC insurance assessments may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Under the FDI Act, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

FICO Assessments. In addition to paying basic deposit insurance assessments, insured depository institutions must pay Financing Corporation, or FICO, assessments. FICO is a mixed-ownership governmental corporation chartered by the former Federal Home Loan Bank Board pursuant to the Competitive Equality Banking Act of 1987 to function as a financing vehicle for the recapitalization of the former Federal Savings and Loan Insurance Corporation. FICO issued 30-year noncallable bonds of approximately $8.1 billion that mature in 2017 through 2019. FICO’s authority to issue bonds ended on December 12, 1991. Since 1996, federal legislation has required that all FDIC-insured depository institutions pay assessments to cover interest payments on FICO’s outstanding obligations. The FICO assessment rate is adjusted quarterly and for the fourth quarter of 2017 was 0.115 basis points (11.5 cents per $100 of assessable deposits). During the year ended December 31, 2017, the Bank paid $67,000 in aggregate FICO assessments.

Operations, Consumer and Privacy Compliance Laws

The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including the USA Patriot Act, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws. The Bank and the Company are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising, and unfair competition. Some of these laws are further discussed below:

The Equal Credit Opportunity Act (ECOA) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age, receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (TILA) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act (FH Act) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act (HMDA) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

Finally, the Real Estate Settlement Procedures Act (RESPA) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other civil money penalties.

Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

The Federal Reserve and other bank regulatory agencies also have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Financial institutions are also required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibits disclosing such information. The Bank has adopted a customer information security and privacy program to comply with such requirements.

Operations, consumer and privacy compliance laws and regulations also mandate certain disclosure and reporting requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans, collecting loans, and providing other services. Failure to comply with these laws and regulations can subject the Bank to lawsuits and penalties, including enforcement actions, injunctions, fines or criminal penalties, punitive damages to consumers, and the loss of certain contractual rights.

Federal Home Loan Bank System

The Bank is a member of the FHLB of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement with an initial cap of $15 million (100% of “membership asset value” as defined), or (ii) an activity based stock requirement (based on a percentage of outstanding advances). There can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future.

Impact of Monetary Policies

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or spread between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies. The Federal Reserve implements national monetary policies (with objectives such as seeking to curb inflation and combat recession) by its open-market operations in U.S. government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rate applicable to borrowings by banks from the Federal Reserve Banks. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Securities and Corporate Governance

The Bancorp is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. The Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2017. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

Federal Banking Agency Compensation Guidelines

Guidelines adopted by the federal banking agencies pursuant to the FDI Act prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In June 2010, the federal banking agencies issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.

In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting certain incentive-based payment arrangements. These regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. In April 2016, the agencies published a notice of proposed rulemaking further revising the incentive-based compensation standards originally proposed in 2011. Similar to the 2011 proposed rule, the 2016 proposed rule would prohibit financial institutions with at least $1 billion in consolidated assets from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk by providing any executive officer, employee, director or principal shareholder who is a covered person with excessive compensation, fees or benefits or that could lead to material financial loss to the covered institution. It cannot be predicted whether, or in what form, any such proposed compensation rules may be enacted, particularly in light of the stated intention of the administration to curtail the Dodd-Frank Act.

The scope, content and application of the U.S. banking regulators’ policies on incentive compensation continue to evolve. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Bancorp and the Bank to hire, retain and motivate key employees.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Audit Requirements

The Bank is required to have an annual independent audit, alone or as a part of its bank holding company’s audit, and to prepare all financial statements in accordance with U.S. generally accepted accounting principles. The Bank and the Bancorp are also each required to have an audit committee comprised entirely of independent directors. As required by NASDAQ, the Bancorp has certified that its audit committee has adopted formal written charters and meets the requisite number of directors, independence, and other qualification standards. As such, among other requirements, the Bancorp must maintain an audit committee that includes members with banking or related financial management expertise, has access to its own outside counsel, and does not include members who are large customers of the Bank. In addition, because the Bank has more than $3 billion in total assets, it is subject to the FDIC requirements for audit committees of large institutions.

Regulation of Non-Bank Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. Additionally, any foreign-based subsidiaries would also be subject to foreign laws and regulations.

Future Legislation and Regulation

Congress may enact, modify or repeal legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact, modify or repeal legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of proposed legislation (or modification or repeal of existing legislation) could impact the regulatory structure under which the Company and Bank operate and may significantly increase its costs, impede the efficiency of its internal business processes, require the

Bank to increase its regulatory capital and modify its business strategy, and limit its ability to pursue business opportunities in an efficient manner. The Company’s business, financial condition, results of operations or prospects may be adversely affected, perhaps materially.

Item 1A. Risk Factors.

Risks Related to Our Business

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly the state of California and the Los Angeles and Las Vegas, Nevada metropolitan areas. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the products and services we offer. In recent years there has been a gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher equities markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements, as the current U.S. administration has (i) withdrawn the United States from the Trans-Pacific trade agreement, although the administration has indicated it would negotiate with individual members of the agreement if it was in the interest of the United States, (ii) withdrawn the United States from the Paris climate accord, and (iii) imposed a 30% tariff on imported solar panels, and more recently imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports, which are some of the first unilateral trade restrictions made by the administration as part of a broader protectionist agenda.  The administration has also withdrawn the United States from the United Nations Immigration Agreement, and the United States Supreme Court has now upheld the administration’s bill to restrict travel from six mostly Muslim countries.  Congress has now passed and the president has signed comprehensive tax reform that includes a substantial reduction of the U.S. corporate income tax rate to 21%, elimination of the alternative minimum tax, increased the standard deduction, increased the deduction for pass through income, and reduced the amount of the mortgage interest and state and local tax deductions.  The impact such actions and other policies of the new administration may have on economic and market conditions is uncertain. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China and Taiwan, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, lower home sales and commercial activity, and fluctuations in the commercial Federal Housing Administration, or FHA, financing sector. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business depends on our ability to attract and retain Asian-American immigrants as clients.

Our business is based on successfully attracting and retaining Asian-American immigrants as clients for both our non-qualified residential mortgage loans and deposits. We may be limited in our ability to attract Asian-American clients to the extent the U.S. adopts restrictive domestic immigration laws. Changes to U.S. immigration policies as proposed by the Administration that restrain the flow of immigrants may inhibit our ability to meet our goals and budgets for non-qualified SFR mortgage loans and deposits, which may adversely affect our net interest income and net income.

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, and the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff, or, in connection with our commercial mortgage servicing business, third parties for whom we provide servicing choose to terminate that relationship with us. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash from operations, investment maturities and sales, and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by repurchase agreements and the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank of San Francisco. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including originate loans, invest in securities, meet our expenses, pay dividends to our shareholders or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

Risks Related to Our Loans

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2017, approximately 79.8% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2017, we had $868.7 million of commercial loans, consisting of $496.0 million of commercial real estate loans and $280.8 million of commercial and industrial loans for which real estate is not the primary source of collateral, including $91.9 million of construction and land development loans. Commercial loans represented 69.5% of our total loan portfolio at December 31, 2017. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

We have a concentration in commercial real estate which could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued the CRE Concentration Guidance on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner occupied commercial real estate are not included for purposes of CRE Concentration calculation. We believe that the CRE Concentration Guidance is applicable to us. As of December 31, 2017, our CRE loans represented 164.6% of our total risk-based capital, as compared to 256.4%, 218.8% and 196.7% as of December 31, 2016, 2015 and 2014, respectively. We are actively working to manage our CRE concentration and we have discussed the CRE Concentration Guidance with the FDIC and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. Nevertheless, the FDIC could become concerned about our CRE loan concentrations, and they could limit our ability to grow by restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

Our SFR loan product consists primarily of non-qualified SFR mortgage loans which may be considered less liquid and more risky.

As of December 31, 2017, our SFR mortgage loan portfolio amounted to $248.9 million or 19.9% of our total loan portfolio. As of such date, 100% of our SFR mortgage loans consisted of non-qualified mortgage loans, which are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. We offer two SFR mortgage products, a low loan-to-value, alternative document hybrid non-qualified SFR mortgage loan, or non-qualified SFR mortgage loan, and a qualified SFR mortgage loan. We originated $407.3 million for the year ended December 31, 2017 and $280.4 million for the year ended December 31, 2016 of non-qualified SFR mortgage loans. We originated $600,000 for year ended December 31, 2016 of qualified SFR mortgage loans and we originated $893,000 for the year ended December 31, 2017. As of December 31, 2017, our non-qualified SFR mortgage loans had an average loan-to-value of 59.7% and an average FICO score of 751.  As of December 31, 2017, 4.8% of our total SFR mortgage loan portfolio was originated to foreign nationals. The non-qualified single-family residential mortgage loans that we originate are designed to assist Asian-Americans who have recently immigrated to the United States and as such are willing to provide higher down payment amounts and pay higher interest rates and fees in return for reduced documentation requirements. Non-qualified SFR mortgage loans are considered less liquid than qualified SFR mortgage loans because such loans are not able to be securitized and can only be sold directly to other financial institutions. Such non-qualified loans may be considered more risky than qualified mortgage loans although we attempt to address this enhanced risk through our underwriting process, including requiring larger down payments and, in some cases, interest reserves.

We sold in the secondary market $171.4 million of our non-qualified mortgage loans for the year ended December 31, 2017, and we realized $3.7 million gains on the sale of non-qualified SFR mortgage loans for the year ended December 31, 2017. We also have a concentration in our SFR secondary sale market, as a substantial portion of our non-qualified mortgage loans over the past two years have been sold to one bank. Although, we are taking steps to reduce our dependence on this one bank, and we are attempting to expand the number of banks that we sell our non-qualified SFR mortgages, we may not be successful expanding our sales market for our non-qualified mortgage loans. These loans also present pricing risk as rates change, and our sale premiums cannot be guaranteed. Further, the criteria for our loans to be purchased by other banks may change from time to time, which could result in a lower volume of corresponding loan originations.

Mortgage production historically, including refinancing activity, declines in rising interest rate environments. While we have been experiencing historically low interest rates over the last few years, this low interest rate environment likely will not continue indefinitely. Consequently, when interest rates increase further, there can be no assurance that our mortgage production will continue at current levels. Nonetheless, our SFR mortgage loan production is primarily originated to Asian Americans and Asian-American immigrants, who we believe are not as sensitive to changes in interest rates.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We originated $75.9 million for the year ended December 31, 2017 of SBA loans. We sold $85.6 million for the year ended December 31, 2017, of the guaranteed portion of our SBA loans. Consequently, as of December 31, 2017, we held $131.4 million of SBA loans on our balance sheet, $77.5 million of which consisted of the non-guaranteed portion of SBA loans and $53.9 million or 41.1% consisted of the 75% guaranteed portion of SBA loans which are intended to be sold later in 2018. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We attempt to limit this risk by generally requiring such loans be collateralized and limiting the overall amount that can be held on our balance sheet to 75% of our total capital.

When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loan and the manner in which they were originated. Under these agreements, we may be required to repurchase the guaranteed portion of the SBA loan if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolios, our liquidity, results of operations and financial condition could be adversely affected. Further, we generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations could be adversely impacted.

Curtailment of government guaranteed loan programs could affect a segment of our business.

A significant segment of our business consists of originating and periodically selling U.S. government guaranteed loans, in particular those guaranteed by the SBA. Presently, the SBA guarantees 75% of the principal amount of each qualifying SBA loan originated under the SBA’s 7(a) loan program. There is no assurance that the U.S. government will maintain the SBA 7(a) loan program or if it does, that such guaranteed portion will remain at its current level. In addition, from time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee future loans. In addition, these agencies may change their rules for qualifying loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan guarantee programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability associated with the sale of the guaranteed portion of these loans could decline as a result of market displacements due to increases in interest rates, and could cause the premiums realized on the sale of the guaranteed portions to decline from current levels. As the funding and sale of the guaranteed portion of SBA 7(a) loans is a major portion of our business and a significant portion of our noninterest income, any significant changes to the funding for the SBA 7(a) loan program may have an unfavorable impact on our prospects, future performance and results of operations.

The small and medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We target our business development and marketing strategy primarily to serve the banking and financial services needs of small to midsized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition and results of operations may be adversely affected.

Real estate construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Real estate construction loans, including land development loans, comprised approximately 7.4% of our total loan portfolio as of December 31, 2017, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

The risks inherent in construction lending may affect adversely our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because they have no operating history. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow to be generated by the completed project. Such properties may not be sold or leased so as to generate the cash flow anticipated by the borrower. A general decline in real estate sales and prices across the United States or locally in the relevant real estate market, a decline in demand for residential real estate, economic weakness, high rates of unemployment, and reduced availability of mortgage credit, are some of the factors that can adversely affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral, and thereby adversely affect our results of operations and financial results.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

As of December 31, 2017, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $2.6 million, or 0.21% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned) totaled $2.9 million, or 0.17% of total assets. In addition, we had $3.6 million in accruing loans that were 30-89 days delinquent as of December 31, 2017, of which all have been brought current except for $2.1 million.  Of these totals, our nonperforming loans that we originated totaled $445,000 or 0.04% of our loan portfolio, and we had $3.4 million in accruing loans that we originated that were 30-89 days delinquent as of December 31, 2017.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our other real estate owned fair value appraisals.

As of December 31, 2017, we had $293,000 of other real estate owned (OREO). Our OREO portfolio consisted of one property that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans. The property in our OREO portfolio is recorded at the lower of the recorded investment in the loans for which the property previously served as collateral or the “fair value,” which represents the estimated sales price of the property on the date acquired less estimated selling costs. Generally, in determining “fair value,” an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of other real estate owned property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

In response to market conditions and other economic factors, we may utilize alternative sale strategies other than orderly disposition as part of our OREO disposition strategy, such as immediate liquidation sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of our OREO properties.

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

In considering whether to make a loan secured by real property, we require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.

Adverse conditions in Asia and elsewhere could adversely affect our business.

Although we believe less than 1% of our loans and less than 2% of our deposits are with customers that have economic and cultural ties to Asia, we are still likely to feel the effects of adverse economic and political conditions in Asia, including the effects of rising inflation or slowing growth and volatility in the real estate and stock markets in China and other regions. U.S. and global economic policies, military tensions, and unfavorable global economic conditions may adversely impact the Asian economies. In addition, pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. A significant deterioration of economic conditions in Asia could expose us to, among other things, economic and transfer risk, and we could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with, or loans made to, such entities. Adverse economic conditions in Asia, and in China or Taiwan in particular, may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.

Risks Related to Our Deposits

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of clients.

As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have a significant amount of seasonality.  At December 31, 2017, 84 clients maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $2.0 million. This amounted to $656.2 million or approximately 49.1% of the Bank’s total deposits as of December 31, 2017. In addition, our ten largest depositor relationships accounted for approximately 24.5% of our deposits at December 31, 2017. Our largest depositor relationship accounted for approximately 8.3% of our deposits at December 31, 2017. These deposits can and do fluctuate substantially. The depositors are not concentrated in any industry or business. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on the Bank’s results, the Bank expects, in the ordinary course of business, that these deposits will fluctuate and believes it is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave the Bank, it could have a material adverse impact on the Bank.

Risks Related to our Management

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.

Our success is dependent, to a large degree, upon the continued service and skills of our executive management team, particularly Mr. Alan Thian, our chairman, president and chief executive officer, and Mr. David Morris, our executive vice president and chief financial officer.

Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective market areas. We seek to manage the continuity of our executive management team through regular succession planning. In addition, the Company has employment agreements with Mr. Thian, Mr. Morris, Mr. Liu and Mr. Pang. For a summary of Messrs. Thian’s, Morris’ and Pang’s employment agreements, see the Company’s 2018 Proxy statement. The loss of Mr. Thian, Mr. Morris or any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market areas, the difficulty of finding qualified replacement personnel, and any difficulties associated with transitioning of responsibilities to any new members of the executive management team. In addition, although we have non-solicitation agreements, which limits the ability of executives to solicit our customers and employees, with each of our executive officers, we do not have any such agreements with other employees who are important to our business, and in any event the enforceability of non-competition agreements varies across the states in which we do business. While our mortgage originators and loan officers are generally subject to non-solicitation provisions as part of their employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. The departure of any of our personnel who are not subject to enforceable non-competition agreements could have a material adverse impact on our business, results of operations and growth prospects.

Risk Related to our Allowance for Loan Losses, or ALLL

If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, nonperforming loans and charge-offs, which could require increases in our provision for loan losses.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot guarantee that our credit underwriting and monitoring procedures will reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, declines, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income, return on equity and capital to decrease.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We establish our allowance for loan losses and maintain it at a level that management considers adequate to absorb probable loan losses based on an analysis of our portfolio and market environment. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. The actual amount of loan losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.

As of December 31, 2017, our allowance for loan losses as a percentage of total loans was 1.10% and as a percentage of total nonperforming loans was 480.23%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

The current expected credit loss standard established by the Financial Accounting Standards Board will require significant data requirements and changes to methodologies.

In the aftermath of the 2007-2008 financial crisis, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the ALLL calculation, and it issued the final Current Expected Credit Loss, or CECL, standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for the Bank for the fiscal year beginning after December 15, 2019 in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The Bank has run CECL models on its loan portfolio, and although the new CECL standard is currently not expected to have a significant impact on the Bank’s ALLL, the transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected losses. There can be no assurance that the Bank will not be required to increase its reserves and ALLL as a result of the implementation of CECL.

Risks Related to our Acquisition Strategy

Our strategy of pursuing growth via acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Since late 2010, we have been pursuing a strategy of leveraging our human and financial capital by acquiring other financial institutions in our target markets. We have completed several acquisitions in recent years, including most recently the TomatoBank acquisition, and we may continue pursuing this strategy.

Our acquisition activities could require us to use a substantial amount of cash, other liquid assets, and/or incur debt. In addition, if goodwill recorded in connection with our potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.

There are risks associated with an acquisition strategy, including the following:

•

We may incur time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business.

•	We may encounter insufficient revenue and/or greater than anticipated costs in integrating acquired businesses.
•	We may encounter difficulties in retaining business relationships with vendors and customers of the acquired companies.
•

We are exposed to potential asset and credit quality risks and unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities exceed our estimates, our earnings, capital and financial condition may be materially and adversely affected.

•

The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity. This integration process is complicated and time consuming and can also be disruptive to the customers and employees of the acquired business and our business. If the integration process is not conducted successfully, we may not realize the anticipated economic benefits of acquisitions within the expected time frame, or ever, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.

•

To finance an acquisition, we may borrow funds or pursue other forms of financing, such as issuing voting and/or non-voting common stock or convertible preferred stock, which may have high dividend rights or may be highly dilutive to holders of our common stock, thereby increasing our leverage and diminishing our liquidity, or issuing capital stock, which could dilute the interests of our existing shareholders.

•

We may be unsuccessful in realizing the anticipated benefits from acquisitions. For example, we may not be successful in realizing anticipated cost savings. We also may not be successful in preventing disruptions in service to existing customer relationships of the acquired institution, which could lead to a loss in revenues.

In addition to the foregoing, we may face additional risks in acquisitions to the extent we acquire new lines of business or new products, or enter new geographic areas, in which we have little or no current experience, especially if we lose key employees of the acquired operations. Future acquisitions or business combinations also could cause us to incur debt or contingent liabilities or cause us to issue equity securities. These actions could negatively impact the ownership percentages of our existing shareholders, our financial condition and results of operations. In addition, we may not find candidates which meet our criteria for such transactions, and if we do find such a situation, our shareholders may not agree with the terms of such acquisition or business relationship.

In addition, our ability to grow may be limited if we cannot make acquisitions. We compete with other financial institutions with respect to proposed acquisitions. We cannot predict if or when we will be able to identify and attract acquisition candidates or make acquisitions on favorable terms.

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to overcome risks associated with acquisitions could have an adverse effect on our ability to successfully implement our acquisition growth strategy and grow our business and profitability.

If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired.

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2017, our goodwill totaled $29.9 million. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

We may not be able to continue growing our business, particularly if we cannot make acquisitions or increase loans and deposits through organic growth, either because of an inability to find suitable acquisition candidates, constrained capital resources or otherwise.

We have grown our consolidated assets from $300.5 million as of December 31, 2010 to $1.7 billion as of December 31, 2017, and our deposits from $236.4 million as of December 31, 2010 to $1.3 billion as of December 31, 2017. Some of this growth has resulted from several acquisitions that we have completed since 2010. While we intend to continue to grow our business through strategic acquisitions coupled with organic loan and deposit growth, we anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy. A risk exists, however, that we will not be able to identify suitable additional candidates for acquisitions.

In addition, even if suitable targets are identified, we expect to compete for such businesses with other potential bidders, many of which may have greater financial resources than we have, which may adversely affect our ability to make acquisitions at attractive prices. Although we have historically been disciplined in pricing our acquisitions, there can be no assurance that the higher multiples being paid in bank acquisitions will not adversely impact our ability to execute acquisitions in the future or adversely affect the return we earn from such acquisitions.

Furthermore, many acquisitions we may wish to pursue would be subject to approvals by bank regulatory authorities, and we cannot predict whether any targeted acquisitions will receive the required regulatory approvals. Moreover, our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and lessen our dependence on larger deposit accounts, identify favorable loan and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.

Paydowns on our acquired loan portfolio will result in reduced total loan yield, net interest income and net income if not replaced with other high-yielding loans.

Our total loan yield and net interest margin has been positively affected by the accretion of purchased loan discounts relating to loans acquired in prior acquisitions. As our acquired loan portfolio is paid down, we expect downward pressure on our total loan yield and net interest income to the extent that the run-off is not replaced with other high-yielding loans. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. For example, the total loan yield for the year ended December 31, 2017 and the three months ended December 31, 2017 was 5.74% and 6.30%, respectively, and the yield generated using only the expected coupon would have been 5.28% and 5.12%, during the same respective periods. Notwithstanding, if we are unable to replace loans in our existing portfolio with comparable high-yielding loans or a larger volume of loans, our total loan yield, net interest income and net income could be adversely affected.

As we expand our business outside of California markets, we will encounter risks that could adversely affect us.

We primarily operate in California markets with a concentration of Chinese-American individuals and businesses; however, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Chinese-American individuals and businesses. We also currently have operations in Las Vegas, Nevada, including operating a branch office, and are currently looking for additional expansion opportunities in the San Francisco Bay area, Orange County (California), New York City and Houston and, secondarily, San Diego and Riverside counties in southern California, Chicago and Phoenix. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.

The accounting for loans acquired in connection with our acquisitions is based on numerous subjective determinations that may prove to be inaccurate and have a negative impact on our results of operations.

Loans acquired in connection with our acquisitions have been recorded at estimated fair value on their acquisition date without a carryover of the related allowance for loan losses. In general, the determination of estimated fair value of acquired loans requires management to make subjective determinations regarding discount rate, estimates of losses on defaults, market conditions and other factors that are highly subjective in nature. A risk exists that our estimate of the fair value of acquired loans will prove to be inaccurate and that we ultimately will not recover the amount at which we recorded such loans on our balance sheet, which would require us to recognize losses.

Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These credit-impaired loans, like non-credit-impaired loans acquired in connection with our acquisitions, have been recorded at estimated fair value on their acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related allowance for loan losses. We evaluate these loans quarterly to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income. Because the accounting for these loans is based on subjective measures that can change frequently, we may experience fluctuations in our net interest income and provisions for loan losses attributable to these loans. These fluctuations could negatively impact our results of operations.

Risks Related to Our Capital

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. Although management believes that funds raised in the July 2017 initial public offering will be sufficient to fund operations and growth initiatives for at least the next eighteen to twenty-four months based on our estimated future operations, we may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

We may not be able to efficiently deploy all of our capital, which would decrease our return on equity.

Following our July 2017 initial public offering, we will have equity capital that is well in excess of our required regulatory amounts.  As a result, unless we are able to grow through organic growth in the near term, or through acquisitions or other strategic transactions, it is likely that our return on equity will decline in the near future.

Risks Related to Interest Rates

Fluctuations in interest rates may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we pay on our assets, such as loans, rises more quickly than the rate of interest that we receive on our interest-bearing liabilities, such as deposits, which may cause our profits to increase. When interest rates decrease, the rate of interest we pay on our assets, such as loans, declines more quickly than the rate of interest that we receive on our interest-bearing liabilities, such as deposits, which may cause our profits to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates. At December 31, 2017, total loans were 79.69% of our average earning assets and exhibited a positive 11% sensitivity to rising interest rates in a 100 basis point parallel shock.

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

Rising interest rates will result in a decline in value of the fixed-rate debt securities we hold in our investment securities portfolio. The unrealized losses resulting from holding these securities would be recognized in accumulated other comprehensive income (loss) and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios; however, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. This would have a material adverse effect on our net interest income and our results of operations.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2017, the fair value of our securities portfolio was approximately $75.0 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

Other Risks Related to Our Business

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our common stock.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our common stock may be materially adversely affected.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances or that it will adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to hardware and cyber security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third-party vendors. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break-ins, cyber security breaches and other disruptive problems caused by the internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential customers.

We rely heavily on communications, information systems (both internal and provided by third parties) and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients. These risks may increase in the future as we continue to increase mobile payments and other internet-based product offerings and expand our internal usage of web-based products and applications.

In addition, several U.S. financial institutions have recently experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. To date, none of these type of attacks have had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.

We regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cyber security breaches, including firewalls and penetration testing. However, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminal intent on committing cyber-crime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a breach. Controls employed by our information technology department and cloud vendors could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition and results of operations.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend to a significant extent on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting and other internet systems, deposit processing and other processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace them, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Changes in accounting standards could materially impact our financial statements.

From time to time, the FASB or the Securities and Exchange Commission, or SEC, may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

Liabilities from environmental regulations could materially and adversely affect our business and financial condition.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of any contaminated site, we may be subject to common law claims by third parties based on damages, and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected.

The obligations associated with being a public company will require significant resources and management attention, which may divert from our business operations.

As a result of our July 2017 initial public offering, we became subject to the reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition with the SEC. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. We anticipate that these costs will materially increase our general and administrative expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our strategic plan, which could prevent us from successfully implementing our growth initiatives and improving our business, results of operations and financial condition.

As an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and an exemption from the requirement to obtain an attestation from our auditors on management’s assessment of our internal control over financial reporting. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. We may experience operational challenges as we implement these new technology enhancements, or seek to implement them across all of our offices and business units, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, a risk exists that we will not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

Confidential customer information transmitted through our online banking service is vulnerable to security breaches and computer viruses, which could expose us to litigation and adversely affect our reputation and ability to generate deposits.

We provide our customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and our ability to generate deposits.

We depend on the accuracy and completeness of information provided by customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

We face strong competition from financial services companies and other companies that offer banking and mortgage banking services, which could harm our business.

Our operations consist of offering banking and mortgage banking services to generate both interest and noninterest income. Many of our competitors offer the same, or a wider variety of, banking and related financial services within our market areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from so-called “online businesses” with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and mortgage loan customers and expand our sales market for such loans, we may be unable to continue to grow our business, and our financial condition and results of operations may be adversely affected.

Risks Related to Legislative and Regulatory Developments

The Impact of the Tax Reform Act of 2017 on our business is uncertain.

The Tax Reform Act of 2017 will impact our business and individual clients in various ways, whether positive or negative, and may have a corresponding impact on our business and the economy as a whole.  The following is a brief summary of the provisions of the Tax Reform Act of 2017.

Corporations

Corporate Income Tax Rates

The Act permanently reduces the corporate income tax rate from 35% (the prior top corporate income tax rate) to a 21% flat rate. The Act also repeals the corporate alternative minimum tax (AMT).

Deduction Available to Owners in Pass-through Businesses

The Act allows owners of certain pass-through businesses, including partnerships, S corporations, trust and estates, sole proprietorships, real estate investment trusts (REITs), and publicly traded partnerships (PTPs), to take a deduction equal to 20% of “qualified business income” (QBI). Assuming the full 20% deduction is available to the taxpayer, the effective marginal tax rate is 29.6% with respect to those taxpayers subject to the highest individual rate. QBI includes all domestic business income except investment income (i.e., dividends, interest income, short-term capital gains, long-term capital gains, commodities gains, foreign currency gains, etc.). Compensation paid by S corporations and guaranteed payments paid by partnerships are not included in QBI.

Bonus Depreciation and Section 179 Expensing

Prior to the Act, taxpayers could take first-year bonus depreciation equal to 50% of the adjusted basis of new “qualified property.” The Act increases bonus depreciation to 100% for both new and used “qualified property” acquired and placed in service beginning September 27, 2017 and before December 31, 2022. The accelerated recovery is reduced by 20% each year for property placed in service after December 31, 2022. In general, “qualified property” is new and used property with a recovery period of 20 years or less, certain computer software, and property used in qualified film, television and theatrical productions. A transition rule also allows businesses to elect to apply a 50% allowance instead of the 100% allowance for the taxpayer’s first taxable year ending after September 27, 2017.

In addition to the foregoing, the amount that a business is allowed to immediately expense under Code Section 179 (e.g., depreciable tangible personal property that is purchased for use in the active conduct of a trade or business, including off-the-shelf computer software and qualified real property (i.e., qualified leasehold improvement property, qualified restaurant property, and qualified retail improvement property)) has been increased from $510,000 to $1,000,000 and the types of real estate improvements eligible for the deduction have also been expanded (e.g., roofs, heating, air-conditioning, fire protection, etc.). The $1,000,000 is reduced (but not below zero) by the amount by which the cost of qualifying property place in service during the taxable year exceeds $2,500,000.

Interest Deduction

Subject to certain exceptions, the Act limits the business interest deduction to 30% of earnings before deductions for interest, taxes, depreciation and amortization (EBITDA) for tax years beginning in 2018. For tax years beginning in 2022, the deduction is limited to 30% of earnings before deductions for interest and taxes (EBIT). This limitation does not apply to businesses with average annual gross receipts not exceeding $25,000,000 over the past three taxable years. Unused interest can be carried forward indefinitely.

Although real estate businesses are eligible to take first-year bonus depreciation equal to 100% of “qualified property,” in practice, most real estate assets (e.g., land and buildings) are not “qualified property.” As a result, unlike other industries, investors in real estate businesses are permitted to elect out of the 30% limitation. However, in exchange for the election, the real estate business will be required to use an alternative depreciation system (i.e., 40 year depreciable life for nonresidential real property (instead of 39.5 years) and 30 year depreciable life (instead of 27.5 years) for residential real property), rather than the faster depreciation periods offered under the Modified Accelerated Cost Recovery System (MACRS).

Recharacterization of Gains Associated with Carried Interests (i.e., Profits Interests)

A three-year holding period has been imposed on holders of a carried interest (i.e., profits interest) in order for them to receive long-term capital gain treatment on the sale of their interests. Previously, the holding period was one-year.

Miscellaneous

Net Operating Loss Deduction Prior to the Act, a business could carry back net operating losses (NOLs) to the two preceding years and carry them forward for up to 20 years to offset 100% of taxable income. Under the Act, the deduction for NOLs is now limited to 80% of taxable income. NOLs may not be carried back, but may be carried forward indefinitely. Importantly, existing NOLs can continue to be carried back 2 years or carried forward up to 20 years and can offset 100% of taxable income.

Like-Kind Exchanges While most types of tangible property (such as airplanes and rolling stock) were allowed non-recognition treatment under the like-kind exchange rules, the Act provides that only exchanges of real property would qualify under Code Section 1031. Non-recognition treatment will still be respected with respect to property other than real property if it was disposed of before January 1, 2018.

Entertainment and Other Employer Expenses Deductions related to entertainment, amusement or, recreation, and transportation fringe benefits have been completely eliminated. The deduction for 50% of food and beverage expenses associated with operating a trade or business would be retained. However, the Act limits deductions for the cost of food and beverages provided to workers to 50% of the cost. Beginning with tax years after December 31, 2025, this deduction will be completely eliminated.

Self-Created Intellectual Property The disposition of a self-created patent, invention, model or design, or secret formula or process will be subject to ordinary income tax treatment under the Act. Previously, the assets were included in the definition of “capital assets” under Code Section 1223(a)(3).

Denial of Deduction for Sexual Harassment Claims subject to NDA The Act denies a deduction for any settlement, payout, or attorneys’ fees with respect to sexual harassment or sexual abuse claims if the payments are subject to a nondisclosure agreement.

Qualified Opportunity Zones The Act allows for the temporary deferral of gross income for capital gains that are reinvested in qualified opportunity funds (i.e., a state created investment vehicle that invests in designated low-income communities) and the permanent exclusion of capital gains from the sale or exchange of an investment in the qualified opportunity fund.

Individuals

Individual Rates and Deduction

Beginning in 2018, the Act reduces the maximum individual rate from 39.5% to 37%. These rate changes are set to expire January 1, 2026. In addition to these rate changes, the standard deduction has been increased from $13,000 for joint filers, and $6,500 for individuals, to $24,000, and $12,000, respectively, while the personal exemption for $4,050 has been repealed. The Act also increases the exemption (from $84,500 to $109,400 for joint filers) and threshold amounts (from $160,900 to $1,000,000 for joint filers) for individuals subject to the AMT.

Miscellaneous Itemized Deduction

The Act repeals all miscellaneous itemized deductions that were subject to the 2% floor. These include, for example, deductions for tax preparation fees, unreimbursed employee business expenses, and investment advisory fees.

Mortgage Interest Deduction

Beginning January 1, 2018, the ceiling on the mortgage interest deduction has been reduced from $1,000,000 to $750,000 for indebtedness incurred in acquiring, constructing, or improving a residence. Again, like the individual rates, this provision is scheduled to expire January 1, 2026. For mortgage indebtedness incurred before December 15, 2017, the Act permits homeowners to maintain the current $1,000,000 ceiling.

The Act also prohibits the deduction of interest on home equity indebtedness.

State and Local Taxes

The Act limits annual itemized deductions for state and local taxes (including state and local income, property, and sales taxes) to $10,000.

Medical Expense Deduction

The Act increases the deductibility of medical expenses by reducing the threshold for claiming the deduction from 10% of adjusted gross income to 7.5% for tax years 2017 and 2018.

Alimony

Alimony and maintenance payments made pursuant to a divorce and separation agreement will no longer be deductible from income by the payor’s spouse and includible in income by the recipient spouse. In order to ensure that taxpayers have time to properly account for these changes, this new rule will apply only to divorce and separation agreements entered into after December 31, 2018.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

The Dodd-Frank Act, among other things, imposed new capital requirements on bank holding companies; changed the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raised the current standard deposit insurance limit to $250,000; and expanded the FDIC’s authority to raise insurance premiums. The Dodd-Frank Act established the CFPB, which has broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. Although the applicability of certain elements of the Dodd-Frank Act is limited to institutions with more than $10 billion in assets, there can be no guarantee that such applicability will not be extended in the future or that regulators or other third parties will not seek to impose such requirements on institutions with less than $10 billion in assets, such as the Bank. Although legislation has been introduced to reduce regulatory requirements, including the Financial Choice Act of 2017 described below, compliance with the Dodd-Frank Act and its implementing regulations has and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The proposed Financial Choice Act of 2016 was introduced in June 2016, subsequently adopted in the Financial Services Committee, but it never advanced to the full House of Representatives. It would have amended the Dodd-Frank Act to repeal the “Volcker Rule”, which restricts banks from making certain speculative investments; eliminate the FDIC’s orderly liquidation authority for the winding down of failing banks and establish new provisions regarding financial institution bankruptcy; and repeal the “Durbin Amendment,” which limits the fees that may be charged to retailers for debit card processing. Certain banks may exempt themselves from specified regulatory standards if they maintain a certain ratio of capital to total assets and meet other specified requirements. The bill would remove the Financial Stability Oversight Council’s authority to designate non-bank financial institutions and financial market utilities as “systemically important”. Under current law, entities so designated are subject to additional regulatory restrictions. Designations made previously would be retroactively repealed. The bill would also amend the Consumer Financial Protection Act of 2010 to restructure the CFPB by replacing its director with a bipartisan commission; subject the commission to the congressional appropriations process, expanded judicial review, and additional congressional oversight; and limit the commission’s authority to take action against entities for abusive practices.

A modified version of the Financial Choice Act was introduced on April 19, 2017, which passed the House of Representatives on June 8, 2017 and has now moved to the Senate for consideration, that retains many of the principles of the original Financial Choice Act, but with certain modifications, including certain banks may exempt themselves from specified regulatory standards if they maintain a certain ratio of capital to total assets without meeting additional requirements, providing additional relief from and changes to the existing stress-testing regime, removing the FDIC from the Dodd-Frank resolution plan process, further modifying the CFPB’s jurisdiction, functions and governance structure by renaming the agency and having it led by a single director appointed and removable at will by the President, and placing limits and guidelines applicable to the federal regulatory agencies’ enforcement, rulemaking and supervisory authority.

On March 14, 2018, the Senate passed the Economic Growth, Regulatory Relief and Consumer Protection Act (S. 2155) which has now moved to the House of Representatives for consideration that would repeal or modify provisions of the Dodd-Frank Act and ease regulations on all but the largest banks.  S. 2155’s highlights include improving consumer access to mortgage credit that, among other things, (i) exempting banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans; (ii) not require appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempt banks and credit unions that originate fewer than 500 open-end and 500 closed-end mortgages would be exempt from HMDA’s expanded data disclosures (the provision would not apply to nonbanks and would not exempt institutions from HMDA reporting altogether); (iv) amend the SAFE Mortgage Licensing Act by providing registered mortgage loan originators in good standing with 120 days of transitional authority to originate loans when moving from a federal depository institution to a non-depository institution or across state lines; (v) require the CFPB to clarify how TRID applies to mortgage assumption transactions and construction-to-permanent home loans as well as outline certain liabilities related to model disclosure use, and (vi) provide that federal banking regulators may not impose higher capital standards on High Volatility Commercial Real Estate exposures unless they are for acquisition, development or construction (ADC), and clarifies ADC status.

In addition, S. 2155’s highlights also include regulatory relief for certain institutions, whereby among other things, it simplifies capital calculations by requiring regulators to adopt a threshold for community bank leverage ratio of between 8% and 10%, institutions under $10 billion in assets that meet such community bank leverage ratio will automatically be deemed to be well-capitalized, although regulators retain the flexibility to determine that a depository institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile, and exempts community banks from Section 13 of the Bank Holding Company Act if they have less than $10 billion in total consolidated assets; and exempts banks with less than $10 billion in assets, and total trading assets and liabilities not exceeding more than five percent of their total assets, from the Volcker Rule restrictions on trading with their own capital.  S. 2155 also adds certain protections for consumers, including veterans and active duty military personnel, expanded credit freezes and creation of an identity theft protection database.  S. 2155 also makes changes for bank holding companies, as it raises the threshold for automatic designation as a systemically important financial institution from $50 billion to $250 billion in assets, subjects banks with $100 billion to $250 billion in total assets to periodic stress tests and exempts from stress test requirements entirely banks with under $100 billion in assets, and requires the federal banking regulators to, within 180 days of passage, raise the asset threshold under the Small Bank Holding Company Policy Statement from $1 billion to $3 billion.  S. 2155 also adds certain protections for student borrowers.

In addition, other new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the bank and non-bank financial services industries and impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations to comply and could have an adverse effect on our business, financial condition and results of operations.

Our deposit insurance premiums could increase in the future, which could have a material adverse impact on future earnings and financial condition.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund ("DIF") at a specific level. Unfavorable economic conditions, increased bank failures and additional failures decreased the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.35% of total deposits by September 30, 2020, the FDIC may need to increase deposit insurance premium rates. Insured institutions with assets of $10 billion or more will be responsible for funding this increase. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long term goal which goes beyond what is required by statute. There is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in the Bank's FDIC premiums could have an adverse effect on its financial condition and results of operations.

Our use of third party vendors and our other ongoing third party business relationships are subject to increasing regulatory requirements and attention.

We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. In certain cases we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

We may experience goodwill impairment.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be fully recoverable. If our estimates of goodwill fair value change, we may determine that impairment charges are necessary. Estimates of fair value are determined based on a complex model using cash flows and company comparisons. If management’s estimates of future cash flows are inaccurate, the fair value determined could be inaccurate and impairment may not be recognized in a timely manner.

As a result of the Dodd-Frank Act and recent rulemaking, we are subject to more stringent capital requirements.

In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms, or Basel III, and issued rules effecting certain changes required by the Dodd-Frank Act. Basel III is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $1.0 billion). Basel III not only increases most of the required minimum regulatory capital ratios, it introduces a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a Tier 1 leverage ratio of 5% or more. The Basel III capital rules became effective as applied to us and the Bank on January 1, 2015 with a phase-in period that generally extends through January 1, 2019 for many of the changes.

The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and our business, results of operations and financial conditions, generally.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Our business is subject to interest rate risk, and fluctuations in interest rates could reduce our net interest income and adversely affect our business.

A substantial portion of our income is derived from the differential, or “spread,” between the interest earned on loans, investment securities, and other interest-earning assets, and the interest paid on deposits, borrowings, and other interest-bearing liabilities. The interest rate risk inherent in our lending, investing, and deposit taking activities is a significant market risk to us and our business. Income associated with interest earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates. The magnitude and duration of changes in interest rates, events over which we have no control, may have an adverse effect on net interest income. Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities. Increases in interest rates may adversely affect the ability of our floating rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in non-performing assets and net charge-offs.

Generally, the interest rates on our interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent, or on the same basis. Even assets and liabilities with similar maturities or periods of re-pricing may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates. Certain assets, such as fixed and adjustable rate mortgage loans, have features that limit changes in interest rates on a short-term basis and over the life of the asset. Therefore, as interest rates begin to increase, if our floating rate interest-earning assets do not reprice faster than our interest-bearing liabilities in a rising rate environment, our net interest income and, in turn, our profitability, could be adversely affected.

We seek to minimize the adverse effects of changes in interest rates by structuring our asset-liability composition to obtain the maximum spread. We use interest rate sensitivity analysis and a simulation model to assist us in estimating the optimal asset-liability composition. However, such management tools have inherent limitations that impair their effectiveness. Moreover, the long-term effects of the Federal Reserve’s unprecedented quantitative easing and tapering off are unknown, and while interest rates have begun to increase, they remain at historically low levels. There can be no assurance that we will be successful in minimizing the adverse effects of changes in interest rates.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC, and the DBO periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Federal Reserve may require us to commit capital resources to support the Bank.

As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, if our competitors were extending credit on terms we found to pose excessive risks, or at interest rates which we believed did not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performance.

Risks Related to an Investment in Our Common Stock

An active, liquid trading market for our common stock may not develop for several reasons, including that the directors and their affiliates will retain a substantial ownership interest in the Company, and you may not be able to sell your common stock at or above the initial public offering price, or at all.

Prior to our July 2017 offering, there had been no public market for our common stock. Our directors collectively owned 31.5% of our issued and outstanding shares of common stock before the offering, and when aggregated with the holdings of their extended families and their affiliated entities, they collectively owned 66.8% of our issued and outstanding shares of common stock. As of December 31, 2017, our directors collectively have approximately a 25.9% ownership interest in the Company, and when aggregated with the holdings of their extended families and their affiliated entities, they collectively have a 42.0% ownership interest in the Company.  See “Principal Family Shareholders” information in the RBB Proxy statement.

As a result, our directors, when aggregated with the holdings of their extended families and their affiliated entities, initially are able to elect our entire board of directors, control the management and policies of the Company and, in general, determine, without the consent of the other shareholders, the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and will be able to prevent or cause a change in control of the Company.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to sell shares of common stock owned by you at times or at prices you find attractive.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition and prospects;
•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;
•	speculation in the press or investment community;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	acquisitions of other banks or financial institutions;
•	actions by institutional stockholders;
•	fluctuations in the stock price and operating results of our competitors;
•	general market conditions and, in particular, developments related to market conditions for the financial services industry;
•	proposed or adopted regulatory changes or developments;
•	anticipated or pending investigations, proceedings, or litigation that involve or affect us;
•	successful management of reputational risk; and
•	domestic and international economic factors, such as interest or foreign exchange rates, stock, commodity, credit, or asset valuations or volatility, unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “Forward-Looking Statements,” and in this Item 1A — “Risk Factors.” The capital and credit markets can experience volatility and disruption. Such volatility and disruption can reach unprecedented levels, resulting in downward pressure on stock prices and credit availability for certain issuers without regard to their underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

An investment in our common stock is not an insured deposit.

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described herein, and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

If equity research analysts do not publish research or reports about our business, or if they do publish such reports but issue unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.

The trading market for our common stock could be affected by whether equity research analysts publish research or reports about us and our business. We cannot predict at this time whether any research analysts will publish research and reports on us and our common stock. If one or more equity analysts do cover us and our common stock and publish research reports about us, the price of our stock could decline if one or more securities analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

If any of the analysts who elect to cover us downgrades our stock, our stock price could decline rapidly. If any of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.

Our dividend policy may change.

We have paid annual dividends to our shareholders for the past three years of between $0.20 and $0.38 per share, with our last quarterly dividend of $0.08 per share that was paid on February 15, 2018 to shareholders of record as of January 31, 2018.  In the fourth quarter of 2017 we changed our dividend policy and practice to pay quarterly dividends, starting in that quarter and quarterly thereafter. We expect that the amount to be paid annually will be equal to 20% (or 5% per quarter) of our basic earnings per share for the four quarters immediately preceding the proposed payment.  We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability and requirements, projected liquidity needs, financial condition, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our common shareholders.

We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from the Bank and RAM, which we use as the principal source of funds to pay our expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Such limits are also tied to the earnings of our subsidiaries. If the Bank does not receive regulatory approval or if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition or results of operations could be materially and adversely impacted.

Shares of certain shareholders may be sold into the public market in the near future. This could cause the market price of our common stock to drop significantly.

In connection with the July initial public offering, we, our directors, our executive officers and certain of our shareholders have each agreed to enter into lock-up agreements that restrict the sale of their holdings of our common stock for a period of 180 days from the date of the prospectus (from July 25, 2017 to January 21, 2018) subject to an extension in certain circumstances. The underwriters, in their discretion, may release any of the shares of our common stock subject to these lock-up agreements at any time without notice. In addition, as of January 21, 2018, approximately 8,592,995 shares of our common stock that are currently issued and outstanding were no longer subject to lock-up. We also have outstanding options to purchase 2,261,800 shares of our common stock as of December 31, 2017 that may be exercised and sold, and we have the ability to issue options exercisable for up to an additional 1,586,541 shares of common stock pursuant to our 2017 Omnibus Stock Incentive Plan. The resale of such shares could cause the market price of our stock to drop significantly, and concerns that those sales may occur could cause the trading price of our common stock to decrease or to be lower than it might otherwise be.

Our management had broad discretion as to the use of proceeds from our July 2017 initial public offering, and we may not have used the proceeds effectively.

We were not required to apply any portion of the net proceeds of our July 2017 initial public offering for any particular purpose. Accordingly, our management had broad discretion as to the application of the net proceeds of the offering and could have used them for purposes other than those contemplated at the time of the offering. A portion of the proceeds ($25 million) will be used to provide additional capital as a cushion against minimum regulatory capital requirements, which may tend to reduce our return on equity as opposed to if such proceeds were used for further growth. We may not have been successful in using the net proceeds from the 2017 offering to increase our profitability or market value and we cannot predict whether the proceeds will be invested to yield a favorable return.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business and stock price.

As a private company, we are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon becoming a public company after completion of the 2017 offering, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In particular, we will be required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with our second annual report on Form 10-K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. Although we are currently an emerging growth company and have elected additional transitional relief available to emerging growth companies, if we are unable to continue to qualify as an emerging growth company in the future or we are unable to qualify as a smaller reporting company under applicable SEC rules, then our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting, beginning as of that second annual report.

If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial statements and reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Board of Governors of the Federal Reserve System, the FDIC, the DBO or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.

We may incur significant losses as a result of ineffective risk management processes and strategies.

We are exposed to many types of operational risks, including liquidity risk, credit risk, market risk, interest rate risk, legal and compliance risk, strategic risk, information security risk, and reputational risk. We are also reliant upon our employees, and our operations are subject to the risk of fraud, theft or malfeasance by our employees. We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational and compliance systems, and internal control and management review processes. However, these systems and review processes and the judgments that accompany their application may not be effective and, as a result, we may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes, particularly in the event of the kinds of dislocations in market conditions experienced during the recession, which highlight the limitations inherent in using historical data to manage risk. If those systems and review processes prove to be ineffective in identifying and managing risks, our business, financial condition, results of operations and the value of our common stock could be materially and adversely affected. We may also suffer severe reputational damage.

Our business and financial results could be impacted materially by adverse results in legal proceedings.

Various aspects of our operations involve the risk of legal liability. We have been, and expect to continue to be, named or threatened to be named as defendants in legal proceedings arising from our business activities. We establish accruals for legal proceedings when information related to the loss contingencies represented by those proceedings indicates both that a loss is probable and that the amount of the loss can be reasonably estimated, but we do not have accruals for all legal proceedings where we face a risk of loss. In addition, amounts accrued may not represent the ultimate loss to us from those legal proceedings. Thus, our ultimate losses may be higher or lower, and possibly significantly so, than the amounts accrued for loss contingencies arising from legal proceedings, and these losses could have a material and adverse effect on our business, financial condition, results of operations and the value of our common stock.

Future equity issuances could result in dilution, which could cause our common stock price to decline.

We are generally not restricted from issuing additional shares of our common stock, up to the 100 million shares of voting common stock and 100 million shares of preferred stock authorized in our articles of incorporation, which in each case could be increased by a vote of a majority of our shares. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Although there are currently no shares of our preferred stock issued and outstanding, our articles of incorporation authorize us to issue up to 100 million shares of one or more series of preferred stock. The board also has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our shareholders may impede a takeover of us and prevent a transaction perceived to be favorable to our shareholders.

The holders of our debt obligations and preferred stock, if any, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us. As of December 31, 2017, we had outstanding $50 million of subordinated notes and $3.4 million of subordinated debt (which reflects a discount of $1.8 million to the aggregate principal balance of $5.2 million as a result of purchase accounting adjustments).

As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of our obligations to our debt holders have been satisfied and holders of subordinated debt and senior equity securities, including preferred shares, if any, have received any payment or distribution due to them. In addition, we are required to pay interest on our subordinated notes and dividends on our trust preferred securities and preferred stock before we pay any dividends on our common stock.

Our outstanding debt securities restrict our ability to pay dividends on our capital stock.

We have issued an aggregate of $3.4 million in trust preferred securities (collectively, the “Trust Preferred Securities”). Payments to investors in respect of the Trust Preferred Securities are funded by distributions on certain series of securities issued by us, with similar terms to the relevant series of Trust Preferred Securities, which we refer to as the “Junior Subordinated Notes.” If we are unable to pay interest in respect of the Junior Subordinated Notes (which will be used to make distributions on the Trust Preferred Securities), or if any other event of default occurs, then we will generally be prohibited from declaring or paying any dividends or other distributions, or redeeming, purchasing or acquiring, any of our capital securities, including the common stock, during the next succeeding interest payment period applicable to any of the Junior Subordinated Notes.

Moreover, any other financing agreements that we enter into in the future may limit our ability to pay cash dividends on our capital stock, including the common stock. In the event that any other financing agreements in the future restrict our ability to pay such dividends, we may be unable to pay dividends in cash on the common stock unless we can refinance amounts outstanding under those agreements.

Provisions in our charter documents and California law may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.

Provisions of our charter documents and the California General Corporation Law, or the CGCL, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. Furthermore, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Moreover, the combination of these provisions effectively inhibits certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

We are an “emerging growth company”, and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company”, as described in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. The JOBS Act also permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. However, we have irrevocably “opted out” of this provision, and we will comply with new or revised accounting standards to the same extent that compliance is required for non-emerging growth companies.

We may take advantage of these provisions for up to five years (which should be through July 2022), unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive if we rely on the exemptions, which may result in a less active trading market and increased volatility in our stock price.

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Properties.

We are headquartered in Los Angeles County, California. We currently have ten branches in Los Angeles County located in downtown Los Angeles, San Gabriel, Torrance, Rowland Heights, Monterey Park, Silver Lake, Arcadia, Cerritos, Diamond Bar, west Los Angeles, and one loan production office in the city of Industry. We operate primarily in the Los Angeles-Long Beach-Anaheim, California MSA.

We operate two branches in Ventura County, California, in Westlake Village and Oxnard. Westlake Village is considered part of the Los Angeles-Long Beach-Anaheim, California MSA and has similar market characteristics. We also operate one branch in the Las Vegas-Paradise, Nevada MSA.

Our headquarters office is located at 660 South Figueroa Street, Suite 1888, Los Angeles, California 90017. The headquarters is in downtown Los Angeles at “Metro Center” and houses our risk management unit, including compliance and BSA groups, and our single-family residential mortgage group. The lease expires in May 2018.  In October 2017 the Company signed a lease for a new headquarters office at 1055 Wilshire Boulevard, Suite 1220, Los Angeles, California 90017, which we expect to occupy by June 2018.  We anticipate moving our headquarters, downtown Los Angeles branch, SBA lending group, and note department to this new location, plus the groups noted below.

Our administrative center is located in at 123 East Valley Blvd., San Gabriel, California and houses our commercial real estate and commercial and industrial lending groups, trade finance, credit administration and administrative groups. The lease expires at the end of 2018.  We anticipate moving these functions to the new Los Angeles headquarters location.  Our operation center is located at 7025 Orangethorpe Avenue, Buena Park, California 90621 and was acquired in the acquisition of LANB. It has approximately 7,000 square feet and houses the operations, IT and finance groups.

In February 2018 the Company signed a lease for a new office in Irvine, California which we expect to occupy in May 2018, In September 2017 the Company signed a lease to occupy a new location in Oxnard which we occupied on March 26, 2018.

We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. None of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing.

Item 3. Legal Proceedings.

In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits. In addition, we have been named as a defendant in a lawsuit brought by a former shareholder of TFC related to a tender offer conducted by TFC several months prior to our contact with TFC and its representatives regarding a potential transaction with TFC and its wholly-owned subsidiary, TomatoBank. The amount claimed by the plaintiff is considered to be immaterial to the Company’s consolidated financial statements. We believe the plaintiff’s claims against us are without merit and we intend to vigorously defend against them. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect on our business. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.

Where appropriate, we establish reserves in accordance with FASB guidance over loss contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2017, the Company does not have any litigation reserves.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Global Select Market (NASDAQ) under the symbol “RBB” on July 27, 2017. Prior to that, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock for the period of July 27, 2017 to December 31, 2017, as reported by NASDAQ, and the cash dividends declared for the periods indicated.

	Price Per Share		Cash
	High	Low	Dividends
2017
Fourth Quarter	$27.55	$27.35	$0.08
Third Quarter (beginning July 27, 2017)	24.19	23.25	—
Second Quarter	N/A	N/A	—
First Quarter	N/A	N/A	0.30
2016
Fourth Quarter	N/A	N/A	$—
Third Quarter	N/A	N/A	—
Second Quarter	N/A	N/A	0.20
First Quarter	N/A	N/A	—

Shareholders

As of March 27, 2018, the Company had 351 common stock shareholders of record, and the closing price of the Company’s common stock was $26.18 per share.  The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

Dividend Policy

It has been our policy to pay quarterly dividends to holders of our common stock, and we intend to generally maintain our current dividend levels. Our dividend policy and practice may change in the future, however, and our board of directors may change or eliminate the payment of future dividends at its discretion, without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

Dividend Restrictions. Under the terms of our subordinated notes issued in March 2016 and the related subordinated note purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the subordinated notes. Additionally, under the terms of such notes, we are not permitted to declare or pay any dividends on our capital stock if we are not “well capitalized” for regulatory purposes immediately prior to the payment of such dividend. The terms of the debentures underlying our trust preferred securities also prohibit us from paying dividends on our capital stock if we are in deferral of interest payments on those debentures.

As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. Information on regulatory restrictions on our ability to pay dividends is set forth in “Part I, Item I – Business – Supervision and Regulation – Regulation and Supervision of the Company – Dividend Payments”. In addition, because we are a holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us, as further discussed in “Part I, Item I – Business – The Bank—Dividend Payments”.

Securities Authorized for Issuance under Equity Compensation Plans.  The following table provides information as of December 31, 2017 with respect to options outstanding and available under our 2017 Stock Incentive Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	2,261,800	$10.80	1,586,541

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company's common stock from July 27, 2017 (the date of the Company’s initial public offering and listing on NASDAQ) through December 31, 2017. The graph compares the Company's common stock with the NASDAQ Composite Index and the NASDAQ Bank Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on July 27, 2017 and reinvestment of all quarterly dividends. Measurement points are July 27, 2017 and the last trading day of each subsequent month end through December 31, 2017. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

	Period Ending
Index	07/26/17	07/31/17	08/31/17	09/30/17	10/31/17	11/30/17	12/31/17
RBB Bancorp	100.00	99.91	96.79	98.03	107.72	108.23	117.60
Russell 2000 Index	100.00	98.82	97.56	103.65	104.54	107.55	107.12
SNL Bank $1B-$5B Index	100.00	99.78	96.95	106.16	106.65	109.99	105.83

Source:  S&P Global Market Intelligence

The Company has made no repurchases of shares of its outstanding common stock during the fourth quarter of 2017.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

On July 25, 2017, the Company priced its initial public offering of 3,750,000 shares of its no par value common stock, at a price to the public of $23.00 per share of Common Stock, less underwriting discounts and commissions, for a total offering size of $86,250,000. The offering was originally 3,000,000 shares but due to demand, the Company increased its size to 3,750,000 shares.  On July 31, 2017, the Company issued and sold 2,857,756 shares of Common Stock and selling shareholders sold 892,244 shares of Common Stock owned by them.  The offering resulted in gross proceeds to the Company of approximately $61.8 million.  The common stock began trading on the Nasdaq Global Select Market on July 27, 2017 under the symbol “RBB.”  All of the shares were sold pursuant to our Registration Statement on Form S-1, as amended (File No. 333-219018), which was declared effective by the SEC on July 25, 2017.

There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed with the SEC on July 27, 2017 pursuant to Rule 424(b)(4) under the Securities Act.  On July 31, 2017, the Company contributed $25.0 million of the net proceeds of the initial public offering to the Bank.

Item 6. Selected Financial Data.

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2017. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Balance sheet data:
Total assets	$1,691,059	$1,395,551	$1,023,084	$925,891	$723,410
Total loans, held for investment	1,249,074	1,110,446	792,362	700,435	576,629
Allowance for loan losses	(13,773)	(14,162)	(10,023)	(8,848)	(7,549)
Mortgage loans held for sale	125,847	44,345	41,496	45,604	—
Securities	74,966	45,491	27,094	31,641	68,290
Total deposits	1,337,281	1,152,763	853,417	767,364	574,079
Long-term debt	49,528	49,383	—	—	—
Subordinated debentures	3,424	3,334	—	—	—
Total shareholders' equity	265,176	181,585	163,645	151,981	137,992
Tangible common equity	233,798	149,852	159,178	147,398	133,277
Income statement data:
Total interest income	$74,104	$68,189	$42,513	$38,149	$32,071
Total interest expense	13,938	11,707	6,936	4,522	3,367
Net interest income	60,166	56,482	35,577	33,627	28,704
Provision (recapture) for loan losses	(1,053)	4,974	1,386	1,446	1,613
Noninterest income	13,201	8,966	7,862	5,496	3,377
Noninterest expense	27,623	27,906	20,084	20,112	18,154
Income before income taxes	46,797	32,568	21,969	17,565	12,314
Income tax expense	21,269	13,489	8,996	7,137	5,310
Net income	25,528	19,079	12,973	10,428	7,004
Revenue	87,305	77,155	50,375	43,645	35,448
Non-interest income / revenue	15.12%	11.62%	15.61%	12.59%	9.53%
Per share data (common stock):
Earnings:
Basic (1)	$1.81	$1.49	$1.02	$0.82	$0.60
Diluted (1)	1.68	1.39	0.96	0.79	0.59
Dividends declared	0.38	0.20	0.25	—	—
Book value (2)	16.67	14.16	12.81	11.95	11.00
Tangible book value (3)	14.70	11.68	12.46	11.59	10.62
Weighted average shares outstanding:
Basic	14,078,281	12,800,990	12,761,832	12,642,060	11,609,166
Diluted	15,238,365	13,695,900	13,552,682	13,170,685	11,874,808
Shares outstanding at period end	15,908,893	12,827,803	12,770,571	12,720,659	12,547,201
Adjusted earnings metrics:
Adjusted earnings (3)	$22,887	$17,924	$11,604	$8,498	$5,190
Adjusted diluted earnings per share (3)	$1.50	$1.31	$0.86	$0.65	$0.44
Adjusted return on average assets (3)	1.48%	1.32%	1.16%	1.05%	0.79%
Adjusted return on average tangible common equity (3)	12.23%	12.34%	7.58%	6.02%	4.30%
Performance Metrics
Return on average assets	1.66%	1.41%	1.29%	1.29%	1.06%
Return on average shareholders' equity	11.67%	11.08%	8.23%	7.15%	5.64%
Return on average tangible common equity (3)	13.64%	13.14%	8.47%	7.39%	5.80%
Yield on average earning assets	5.13%	5.35%	4.44%	5.01%	5.14%
Cost of average interest-bearing liabilities	1.28%	1.15%	0.96%	0.82%	0.77%
Net interest spread	3.85%	4.20%	3.48%	4.19%	4.37%
Net interest margin (4)	4.16%	4.43%	3.72%	4.41%	4.60%
Efficiency ratio (5)	37.65%	42.64%	48.73%	56.07%	62.69%
Common stock dividend payout ratio (6)	20.95%	19.61%	30.49%	—	—
Loan to deposit ratio	93.40%	96.33%	92.85%	91.28%	100.44%
Adjusted loan to deposit ratio (7)	108.80%	102.13%	98.65%	92.45%	102.53%
Core deposits / total deposits (8)	74.09%	67.83%	66.55%	66.12%	73.55%
Adjusted core deposits / total deposits (9)	75.16%	78.47%	76.15%	75.37%	94.24%
Net non-core funding dependence ratio (10)	18.11%	12.20%	6.08%	6.51%	9.14%
Adjusted net non-core funding dependence ratio (11)	9.13%	8.90%	7.60%	10.27%	0.96%

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015	2014	2013
Credit Quality Data:
Loans 30-89 days past due	$3,636	$343	$271	$4,481	$662
Loans 30-89 days past due to total loans	0.29%	0.03%	0.03%	0.64%	0.11%
Nonperforming loans (13)	$2,575	$6,133	$6,112	$4,059	$5,225
Nonperforming loans to total loans (13)	0.21%	0.55%	0.77%	0.58%	0.91%
Nonperforming assets (14)	$2,868	$6,966	$6,405	$5,220	$6,736
Nonperforming assets to total assets (14)	0.16%	0.50%	0.63%	0.56%	0.93%
Allowance for loan losses to total loans (13)	1.10%	1.28%	1.26%	1.26%	1.31%
Allowance for loan losses to nonperforming loans (13)	534.87%	230.91%	163.99%	217.98%	144.48%
Net charge-offs to average loans	0.01%	0.08%	0.03%	0.02%	0.25%
Regulatory and other capital ratios—Company
Tangible common equity to tangible assets (3)	14.09%	10.99%	15.63%	16.00%	18.54%
Tier 1 leverage ratio	14.32%	10.99%	15.28%	16.81%	18.52%
Tier 1 common capital to risk-weighted assets (12)	17.52%	13.30%	20.23%	N/A	N/A
Tier 1 capital to risk-weighted assets	17.77%	13.55%	20.23%	20.47%	22.22%
Total capital to risk-weighted assets	22.52%	19.16%	21.48%	21.72%	23.47%
Regulatory capital ratios—Bank only
Tier 1 leverage ratio	14.50%	12.81%	13.94%	15.03%	15.28%
Tier 1 common capital to risk-weighted assets (12)	17.42%	15.81%	18.48%	N/A	N/A
Tier 1 capital to risk-weighted assets	17.42%	15.81%	18.48%	18.31%	18.36%
Total capital to risk-weighted assets	18.47%	17.06%	19.73%	19.57%	19.61%

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

(2)	For purposes of computing book value per common share, book value equals total common shareholders’ equity.
(3)

Tangible book value per share, adjusted earnings, adjusted diluted earnings per share, adjusted return on average assets, adjusted return on average tangible common equity, return on average tangible common equity and tangible common equity to tangible assets are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a reconciliation of these measures to their most comparable GAAP measures.

(4)

Net interest margin is presented on a fully taxable equivalent, or FTE, basis. Our management believes that measuring net interest margin, net of purchase accounting accretion, is useful when assessing our net interest margin as compared to the net interest margin of banks that do not reflect purchase accounting adjustments because they are not active acquirers of financial institutions.

The effect of accretion income from acquired loans on our net interest margin was an increase of 0.37%, 0.59%, 0.11%, 0.33% and 0.54%, for the twelve-month periods ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively. We anticipate that the impact of purchase accounting on our net interest margin will decrease as our acquired loans are paid off, charged off, foreclosed upon or sold.

(5)

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

(6)

Common stock dividend payout ratio represents dividends per share divided by basic earnings per share. See “Dividend Policy.” The common stock dividend payout ratio reflected for the years ended December 31, 2016 and 2015 represent the dividends declared and paid by the Company during 2016 and 2015 based on the Company’s earnings for the 12 months ended December 31, 2015 and 2014, respectively.

(7)

For the purposes of calculating the loan to deposit ratio, short-term loans with maturities of less than 90-days, specifically “Term Fed Funds” and purchased receivables are not included as loans as defined by the regulatory agencies.

(8)

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

(9)	Adjusted core deposits ratio is a ratio management uses to measure core deposits. See “Selected Historical Consolidate Financial Data—Non-GAAP Financial Measures”.
(10)

Net non-core funding dependency ratio represents the degree to which the Bank is funding longer term assets with non-core funds. We calculate this ratio as non-core liabilities, less short term investments, divided by long term assets.

(11)

Adjusted non-core funding dependency ratio is a ratio management uses to measure dependency on non-core deposits. To determine non-core liabilities we review each deposit relationship using the criteria for determining whether a relationship is core as described in footnote 11 above.

(12)

The Tier 1 common capital to risk-weighted assets ratio is required under the Basel III Final Rules, which became effective for the Company and the Bank on January 1, 2015. Accordingly, this ratio is shown as not applicable (“N/A”) for periods ending prior to January 1, 2015.

(13)

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Nonperforming loans exclude PCI loans acquired in prior acquisitions. Nonperforming loans include a SBA guaranteed loan at December 31, 2016 and 2015 as to which we received a $3.6 million payment in July 2017 pursuant to a SBA loan guaranty.

(14)

Nonperforming assets include nonperforming loans and other repossessed assets. As discussed in footnote 1, above, nonperforming loans exclude PCI loans. This ratio may therefore not be comparable to a similar ratio of our peers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company’s audited consolidated financial statements are based upon its audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these audited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Our significant accounting policies are described in greater detail in our 2017 audited financial statements included in the Form 10-K in “Note 2 – Summary of Significant Accounting Policies” section, and in the “Critical Accounting Policies and Estimates” section, included in our annual statement on Form 10-K, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the year 2017, we reported net earnings of $25.5 million, compared with $19.1 million for the year 2016. This represented an increase of $6.4 million over the prior year. Diluted earnings per share were $1.68 per share for 2017, compared to $1.39 for 2016.  The increase in earnings per share relative to 2016 was attributable to a $3.68 million increase in net interest income, a $1.1 million recapture in the provision for loan losses (compared to a $5.0 million provision for loan losses in 2016, a $4.2 million increase in non-interest income, nearly unchanged non-interest expenses, plus a $7.8 million increase in income tax expense.  Diluted earnings per share increased $0.29 from 2016 due to the increase in net income partially offset by additional shares issued as a result of the July initial public offering.

At December 31, 2017, total assets were $1.7 billion, an increase of $295.5 million, or 21.2%, from total assets of $1.4 billion at December 31, 2016. Interest-earning assets were $1.5 billion as of December 31, 2017, an increase of $280.2 million, or 22.4%, compared to $1.4 billion at December 31, 2016. The increase in interest-earning assets was primarily due to a $133.5 million increase in total loans, a $29.5 million increase in investment securities, a $31.3 million increase in cash and cash equivalents, and an $81.5 million increase in mortgage loans held for sale.

At December 31, 2017, available for sale (AFS) investment securities totaled $65.0 million inclusive of a pre-tax unrealized loss of $630,000, compared to $39.3 million inclusive of a pre-tax unrealized loss of $453,000 at December 31, 2016.   At December 31, 2017, held to maturity (HTM) investment securities totaled $10.0 million and were $6.2 million as of December 31, 2016.

Total loans and leases, net of deferred fees and discounts, were $1.2 billion at December 31, 2017, compared to $1.1 billion at December 31, 2016. Total loans and leases (net of deferred fees, discounts and the allowance for loan losses) increased $138.6 million, or 12.48%, from December 31, 2016. The increase in total loans was primarily due to increases of approximately $92.5 million in single-family residential (SFR) mortgage loans, $76.9 million in commercial and industrial loans, and $2.5 million in construction loans, partially offset by decreases of $5.8 million in commercial real estate loans and $27.5 million in SBA loans.

Noninterest-bearing deposits were $285.7 million at December 31, 2017, an increase of $111.4 million, or 63.9%, compared to $174.3 million at December 31, 2016. At December 31, 2017, noninterest-bearing deposits were 21.4% of total deposits, compared to 15.1% at December 31, 2016.  The growth in non-interest deposits is mainly due to marketing efforts by our branches and by branch management.

Our average cost of total deposits was 0.82% for the year 2017, compared to 0.80% for 2016. The increase is due to a slight increase in rates of 2 basis points plus an improved mix of deposits, with average non-interest bearing deposits increasing to 17.7% in 2017 from 13.5% in 2016. Borrowings, consisting of long-term debt, remained nearly unchanged at $53.0 million as of December 31, 2017 compared to $52.7 million as of December 31, 2016.  We borrowed from the FHLB during the year and had $25.0 million in FHLB borrowings at December 31, 2017.

The allowance for loan losses was $13.8 million at December 31, 2017, compared to $14.2 million at December 31, 2016. The allowance for loan losses decreased by $389,000 or 2.75%.  During 2017, there was a $1.1 million net recapture in the provision for loan losses compared to $5.0 million provision expense for 2016.  The recapture reflects both the receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the allowance for loan losses.  The allowance for loan losses to total loans and leases outstanding was 1.10% and 1.28% as of December 31, 2017 and December 31, 2016, respectively.

Shareholders’ equity increased $83.6 million, or 46.0%, to $265.2 million as of December 31, 2017.  During 2017, $25.5 million of net income, $60.2 million from the Company’s public offering, and $9,000 of additional paid in capital exceeded $5.1 million of common dividends declared and $176,000 increase in accumulated other comprehensive income. The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on available for sale securities.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of December 31, 2017, the Company’s Tier 1 leverage capital ratio was 14.35%, our common equity Tier 1 ratio was 17.54%, our Tier 1 risk-based capital ratio totaled 17.80%, and our total risk-based capital ratio was 22.55%. Refer to our Regulatory Capital Requirements for further discussion on regulatory capital ratios. During the third quarter we raised $60.2 million in common stock (which was net of $5.5 million in expenses) through our public offering, which was completed on July 27, 2017.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Years Ended December 31,		Variance
	2017	2016	$	%
	(Dollars in thousands, except per share amounts)
Interest income	$74,104	$68,189	$5,915	8.7%
Interest expense	13,938	11,707	(2,231)	-19.1%
Net interest income	60,166	56,482	3,684	6.5%
Provision (recapture) for loan losses	(1,053)	4,974	6,027	121.2%
Net interest income after provision (recapture) for credit losses	61,219	51,508	9,711	18.9%
Noninterest income	13,201	8,966	4,235	47.2%
Noninterest expense	(27,623)	(27,906)	(283)	1.0%
Income before income taxes	46,797	32,568	14,229	43.7%
Income tax expense	(21,269)	(13,489)	7,780	-57.7%
Net income	$25,528	$19,079	$6,449	33.8%
Earnings per common share:
Basic	$1.81	$1.49	$0.32
Diluted (1)	$1.68	$1.39	$0.29
Return on average assets	1.66%	1.41%	0.25%
Return on average shareholders’ equity	11.67%	11.08%	0.59%
Efficiency ratio (2)	37.65%	42.64%	-4.99%
Tangible common equity to tangible assets (3)	14.09%	10.99%	3.10%
Tangible book value per share (3)	$14.70	$11.68	$3.02
Return on average tangible common equity (3)	13.64%	13.14%	0.50%
Adjusted return on average assets (3)	1.48%	1.32%	0.16%
Adjusted return on average tangible common equity (3)	12.23%	12.34%	-0.11%

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

Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2017 to December 31, 2016

Net Interest Income/Average Balance Sheet

In 2017, we generated net interest income of $60.2 million, an increase of $3.7 million, or 6.5%, from the net interest income produced in 2016. This increase was largely due to a 13.5% increase in the average balance of interest-earning assets, partially offset by a 22 basis point decline in the average yield on interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to growth in loans (both held for investment and held for sale) and securities during 2017. The decrease in the average yield on interest-earning assets was primarily due to the decrease in accretion income associated with purchase accounting discounts established on loans acquired in the TomatoBank acquisition. For the years ended December 31, 2017 and 2016, our reported net interest margin was 4.16% and 4.44%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. The impact of accretion income on our net interest margin for the years ended December 31, 2017 and 2016 was to increase our reported net interest margin by 0.37%, and 0.59%, respectively.

Interest Income. Total interest income was $74.1 million in 2017 compared to $68.2 million in 2016. The $5.9 million, or 8.7%, increase in total interest income was due to increases in interest earned on our loan portfolio, securities portfolio, and Federal Funds sold.

Interest and fees on loans was $70.3 million in 2017 compared to $65.9 million in 2016. The $4.4 million, or 6.7%, increase in interest income on loans was primarily due to a 6.6% increase in the average balance of loans outstanding partially offset by a 7 basis point decrease in the average yield on loans. The increase in the average balance of loans outstanding was primarily due to organic growth in commercial and industrial, and single-family residential mortgage loans during 2017. The yield on the loan portfolio benefited from accretion income associated with purchase accounting discounts established on loans acquired in the TomatoBank acquisition. For the years ended December 31, 2017 and 2016, the reported yield on total loans was 5.74% and 5.81%, respectively. The impact of accretion income on our yield on total loans for the years ended December 31, 2017 and 2016 was to increase our reported yield on total loans by 0.37% and 0.59%, respectively. A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of commercial real estate loans. The table below illustrates by loan type the accretion income for December 31, 2017, and 2016:

	Years Ended December 31,
(dollars in thousands)	2017	2016
Beginning balance of discount on purchased loans	$8,085	$1,712
Additions due to acquisitions:
Commercial and industrial	—	737
SBA	—	177
Construction and land development	—	736
Commercial real estate	—	12,224
Total additions	$—	$13,874
Accretion:
Commercial and industrial	234	848
SBA	23	(106)
Construction and land development	43	692
Commercial real estate	4,983	6,019
Single-family residential mortgages	40	48
Total accretion	$5,323	$7,501
Ending balance of discount on purchased loans	$2,762	$8,085

Interest income from our securities portfolio increased $534,000, or 61.2%, to $1.4 million in 2017. The increase in interest income on securities was primarily due to an increased average balance of $15.3 million, or 41.7%, and by a 33 basis point increase in the average yield on securities.  We purchased $2.5 million of subordinated debt issued by other community banks with an average yield of 5.23%, $4.0 million in corporate bonds, $20.0 million in mortgage-backed securities, $3.0 million in SBA sponsored securities; and $4.8 million tax-exempt municipal bonds in 2017. These purchases increased our average yield by changing the mix of asset classes in our securities portfolio.

Interest income on our federal funds sold, cash equivalents and other investments increased $980,000, or 68.6%, to $2.4 million in 2017. The increase in interest income on these earning assets was primarily due to an increase in the average balance of $60.7 million and a 3 basis point increase in average yield of cash equivalents.

Interest Expense. Interest expense on interest-bearing liabilities increased $2.2 million, or 19.1%, to $13.9 million in 2017 due to increases in interest expense on both deposits and borrowings.

Interest expense on deposits increased to $10.3 million in 2017. The $1.3 million, or 14.9%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 11.6% in addition to a 2 basis point increase in the average rate paid. The increase in the average balance of deposits resulted primarily from organic deposit growth

Interest expense on borrowings increased from $2.8 million in 2016 to $3.7 million or 32.6% in 2017. This increase reflected increased interest expense on subordinated notes, subordinated debentures, and other borrowed funds consisting of FHLB short-term advances of less than 90-days. The increase in interest expense on subordinated notes of $848,000 was due to the issuance of $50.0 million of subordinated notes on March 31, 2016. The increase in interest expense on subordinated debentures of $52,000 was due to acquiring $5.2 million of subordinated debentures assumed in the TomatoBank acquisition at a fair value of $3.3 million. The $1.9 million decrease in average FHLB borrowings (other borrowed funds) was offset by a 24 basis point increase in the average rate.  These funds were utilized to fund single-family residential mortgage loans that were originated and held for sale during the year.

Provision for Loan Losses

The recapture of loan loss expense was $1.1 million in 2017 compared to a $5.0 million provision expense in 2016. As described above, the recapture reflects both the receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the allowance for loan losses.

Noninterest Income

Noninterest income increased $4.2 million, or 47.2%, to $13.2 million in 2017. The following table sets forth the major components of noninterest income for the years ended December 31, 2017 and 2016:

	Years Ended
	December 31,		Increase (decrease)
(dollars in thousands)	2017	2016	$	%
Noninterest income:
Service charges, fees and other	$2,111	$1,758	$353	20.1%
Gain on sale of loans	9,318	5,847	3,471	59.4%
Loan servicing fee, net of amortization	722	615	107	17.4%
Recoveries on loans acquired in business combinations	84	170	(86)	-50.8%
Increase in cash surrender of life insurance	824	560	264	47.1%
Gain on sale of securities	—	19	(19)	-100.0%
Gain on sale of OREO	142	—	142	0.0%
(Loss) on sale of fixed assets	—	(3)	3	-100.0%
Total noninterest income	$13,201	$8,966	$4,232	47.2%

Service charges, fees and others. The increase in noninterest income from service charges, fees and other income was primarily from service charges on the additional transactional deposit accounts acquired in the TomatoBank acquisition.

Gain on sale of loans. The gain on sale of loans increased $3.5 million due primarily to an increased amount of SBA loans sold.

	Years Ended
	December 31,		Increase (Decrease)
(dollars in thousands)	2017	2016	$	%
Loans sold:
SBA	$85,574	$37,935	$47,639	125.6%
Mortgage	171,378	179,847	(8,469)	-4.7%
	$256,952	$217,782	$39,170	18.0%
Gain on loans sold:
SBA	$5,569	$2,406	$3,163	131.5%
Mortgage	3,749	3,441	308	8.9%
	$9,318	$5,847	$3,471	59.4%

In 2017, compared to 2016, a lower volume of single-family residential loans were sold as a result of management’s decision not to sell additional loans and grow the portfolio. The increase in SBA loan sales was due to management electing loan sales in accordance with their budget and strategic plan.

Loan servicing income, net of amortization. Servicing income increased due to an increase in the volume of loans we are servicing. The increase in the respective servicing portfolios reflects the growth in our originations and sales of single-family residential and SBA loans in 2017.

			Increase (Decrease)
For the year, dollars in thousands	2017	2016	$	%
Loan servicing income, net of amortization	$722	$615	$107	17.4%
As of year-end, dollars in thousands
Single family residential loans serviced	$384,537	$259,207	125,330	48.4%
SBA loans serviced	$175,919	$110,263	65,656	59.5%

Recoveries on loans acquired in business combination. Recoveries on loans acquired in business combinations decreased $86,000 to $84,000 in 2017 compared to $170,000 in 2016. This decrease primarily resulted from the continuing wind-down of recoveries on loans acquired in the TomatoBank acquisition.

Increase in bank owned life insurance. Cash surrender value income increased $264,000, due to the purchase of $10.8 million in additional bank owned life insurance (BOLI) in 2017 plus lower interest rates in 2016 on the BOLI policies.

Gain on sales of securities, net. During 2017, we sold no securities. During 2016, we sold one security, a taxable municipal security, for $452,000 that resulted in net gains of $19,000 and we sold $4.6 million of mortgage-backed securities acquired in the Tomato Bank merger for no gain or loss.

Gain on Sale of OREO. In 2017, we sold $540,000 in OREO property for a gain of $142,000.  In 2016, we did not sell any OREO property.

Noninterest Expense

Noninterest expense decreased $283,000, or 1.0%, to $27.6 million in 2017. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2017 and 2016:

	Years Ended
	December 31,		Increase (decrease)
(dollars in thousands)	2017	2016	$	%
Noninterest expense:
Salaries and employee benefits	$16,821	$13,784	$3,037	22.0%
Occupancy and equipment expenses	2,940	3,098	(158)	-5.1%
Data processing	1,622	2,018	(396)	-19.6%
Legal and professional	331	1,565	(1,234)	-78.8%
Office expenses	679	598	81	13.6%
Marketing and business promotion	837	542	295	54.5%
Insurance and regulatory assessments	799	883	(84)	-9.5%
Amortization of intangibles	355	372	(17)	-4.6%
OREO expenses (income)	28	28	(0)	-0.6%
Other expenses	3,211	5,018	(1,807)	-36.0%
Total noninterest expense	$27,623	$27,906	$(283)	-1.0%

Salaries and employee benefits. Salaries and employee benefits expense increased $3.0 million.  The number of full-time equivalent employees averaged 186 during 2017 compared to 166 in 2016. This increase was also impacted by annual salary increases that took effect in 2017 and increased benefit costs.

Occupancy and equipment. Occupancy and equipment expense decreased $158,000. These expenses were higher in 2016 following the TomatoBank acquisition, including the depreciation, real estate taxes, utilities, ongoing maintenance and lease obligations associated with the branch and office facilities we added as a result. The acquisition of TomatoBank included six branch locations, two of which we closed in June 2016.

The Data processing. Data processing expense decreased $396,000 in 2017. This decrease followed the impact of increased processing costs incurred subsequent to the 2016 TomatoBank acquisition. Conversion expense associated with the TomatoBank acquisition is in the “other expenses” line item.

Legal and professional. Legal and professional expense decreased $1.2 million in 2017. This decrease followed  the  increased legal fees associated with the 2016 acquisition of TomatoBank, audit and consulting fees associated with upgrading our internal control testing, which were required once a bank exceeds $1 billion in assets, and implementing Public Company Accounting Oversight Board standards.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and increased $81,000 in 2017. This increase primarily resulted from normal business activity.

Marketing and business promotion. Marketing and business promotion expense increased $295,000. This increase was primarily due to our increase in CRA activities, including increased donations to qualifying non-profit organizations.

Insurance and regulatory assessments. Insurance and regulatory assessment expense decreased $84,000 in 2017 compared to 2016. The decrease followed the 2016 TomatoBank acquisition. Our FDIC insurance assessment was $461,000 for 2017 and $552,000 in 2016, a decrease of $91,000. Our DBO regulatory assessment was $126,000 for 2017 and $113,000 for 2016, an increase of $13,000. Our corporate insurance expenses (including directors and officers insurance and fidelity bond), was $210,000 for 2017 and largely unchanged compared to $215,000 for 2016.

Amortization of intangibles. Amortization of intangibles totaled $355,000 in 2017 as compared to $372,000 for 2016. The decrease was due to continued amortization of the core deposit intangible asset associated with the acquisition of TomatoBank.

OREO expenses. OREO expense was $28,000 in 2017 and the same in 2016, which was mainly due to a $540,000 OREO property added in 2016 that was sold in 2017.

Other noninterest expense. Other noninterest expense decreased $1.8 million in 2017 compared to 2016. This decrease was primarily attributable to a $461,000 recapture in off-balance sheet liability provision expense and $1.0 reduction in merger expenses.

Income Tax Expense

Income tax expense was $21.3 million in 2017 compared to $13.5 million in 2016, an increase of $7.8 million or 57.7%. The effective tax rate for the twelve months ended December 31, 2017 was 45.4% and 41.4% for the twelve months ended December 31, 2016.

On December 22, 2017, “H.R.1”, formerly known as the “Tax Cuts and Jobs Act”, was signed into law. Among other items, H.R.1 reduces the federal corporate tax rate to 21% effective January 1, 2018.  As a result, the Company concluded that the reduction in the federal corporate tax rate required the revaluation of the Company’s net deferred tax assets.  The Company’s net deferred tax assets represents net operating loss carryforwards that will be used to reduce corporate taxes expected to be paid in the future as well as differences between the carrying amounts and tax bases of assets and liabilities carried on the Company’s balance sheet.  The Company performed an analysis and determined that the value of the deferred tax assets had declined by $2.6 million.   To reflect the decline in the value of the deferred tax assets, the Company recorded additional tax expense of $2.6 million during the fourth quarter of 2017.

As a result of the newly enacted tax legislation, the Company estimates that its effective tax rate for 2018 will be in the range of 28% and 31%. The estimated annual effective tax rate will vary depending upon tax-advantaged income, stock option exercises, and available tax credits.

Net Income

Net income increased $6.4 million to $25.5 million in 2017, compared to $19.1 million in 2016. The increase is primarily due to an increase in net interest income due to the growth in earning assets as a result of the TomatoBank acquisition, organic loan growth, and an increase in noninterest income due to increased gain on sales of loans, primarily SBA loans.

Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2016 to December 31, 2015

Net Interest Income/Average Balance Sheet

In 2016, we generated net interest income of $56.5 million, an increase of $20.9 million, or 58.8%, from the net interest income we produced in 2015. This increase was largely due to a 33.0% increase in the average balance of interest-earning assets, coupled with a 91 basis point improvement in the average yield on interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to loans added from the TomatoBank acquisition coupled with organic growth in SBA, commercial real estate loans and single-family residential mortgage loans during 2016. The increase in the average yield on interest-earning assets was primarily due to an increase in accretion income associated with purchase accounting discounts established on loans acquired in the TomatoBank acquisition. For the years ended December 31, 2016 and 2015, our reported net interest margin was 4.4% and 3.7%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. The impact of accretion income on our net interest margin for the years ended December 31, 2016 and 2015 was to increase our reported net interest margin by 0.6%, and 0.1%, respectively.

Interest Income. Total interest income was $68.2 million in 2016 compared to $42.5 million in 2015. The $25.7 million, or 60.5%, increase in total interest income was due to increases in interest earned on our loan portfolio, securities portfolio and Federal Funds sold.

Interest and fees on loans was $65.9 million in 2016 compared to $41.0 million in 2015. The $24.9 million, or 60.7%, increase in interest income on loans was primarily due to a 42.3% increase in the average balance of loans outstanding coupled with a 66 basis point increase in the average yield on loans. The increase in the average balance of loans outstanding was primarily due to commercial real estate loans added as a result of the TomatoBank acquisition coupled with organic loan growth in single-family residential mortgage loans and SBA loans during 2016. The higher yield on the loan portfolio resulted primarily from accretion income associated with purchase accounting discounts established on loans acquired in the TomatoBank acquisition. The average yield on loans benefits from discount accretion on our acquired loan portfolios. For the years ended December 31, 2016 and 2015, the reported yield on total loans was 5.8% and 5.1%, respectively. The impact of accretion income on our yield on total loans for the years ended December 31, 2016 and 2015 was to increase our reported yield on total loans by 0.7% and 0.1%, respectively. A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of commercial real estate loans. The table below illustrates by loan type the accretion income for, December 31, 2016, and 2015:

	Years Ended December 31,
(dollars in thousands)	2016	2015
Beginning balance of discount on purchased loans	$1,712	$2,922
Additions due to acquisitions:
Commercial and industrial	737	—
SBA	177	—
Construction and land development	736	—
Commercial real estate	12,224	(129)
Total additions	$13,874	$(129)
Accretion:
Commercial and industrial	848	8
SBA	(106)	2
Construction and land development	692	4
Commercial real estate	6,019	806
Single-family residential mortgages	48	261
Total accretion	$7,501	$1,081
Ending balance of discount on purchased loans	$8,085	$1,712

Interest income on our securities portfolio increased $319,000, or 57.7%, to $872,000 in 2016. The increase in interest income on securities was primarily due to an increased average balance of $11.3 million, or 44.0%, and by a 21 basis point increase in the average yield on securities. We purchased $3.0 million of subordinated debt issued by other community banks with an average yield of 5.4%, $2.0 million in corporate bonds and $5.5 million in SBA sponsored securities in 2016. These purchases increased our average yield by changing the mix of asset classes in our securities portfolio. We have temporarily invested a portion of the proceeds received from our issuance of $50 million of subordinated notes into subordinated debt issued by other community banks and expect to deploy such funds into new loan originations over the next two years.

Interest income on our federal funds sold, cash equivalents and other investments increased $495,000, or 53.0%, to $1.4 million in 2016. The increase in interest income on cash equivalents was primarily due to an 82 basis point increase in average yield of cash equivalents offset by a decrease in average balance of $35.4 million. The main reasons for the increased yield were the increase in the federal funds rate and placing higher balances into term federal funds for liquidity management purposes.

Interest Expense. Interest expense on interest-bearing liabilities increased $4.8 million, or 68.8%, to $11.7 million in 2016 due to increases in interest expense on both deposits and borrowings.

Interest expense on deposits increased to $8.9 million in 2016. The $2.0 million, or 29.0%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 34.3%, offset in part by a 4 basis point decrease in the average rate paid. The increase in the average balance of deposits resulted primarily from the impact of deposit accounts acquired in the TomatoBank acquisition. The decline in the average rate paid was due to the TomatoBank deposits having a slightly lower cost of deposits as compared to the Bank’s cost of deposits.

Interest expense on borrowings increased from zero in 2015 to $2.8 million or 100% in 2016. This increase reflected increased interest expense on subordinated notes, subordinated debentures and other borrowed funds, consisting of FHLB short-term advances of less than 90-days. The increase in interest expense on subordinated notes of $2.5 million was due to the issuance of $50.0 million of subordinated notes on March 31, 2016. The increase in interest expense on subordinated debentures of $182,000 was due to acquiring $5.2 million of subordinated debentures assumed in the TomatoBank acquisition at a fair value of $3.3 million. The increase in interest expense on other borrowed funds of $34,000 was due to the Bank incurring average borrowings of $6.5 million of FHLB short-term advances during 2016, which were utilized to fund single-family residential mortgage loans that were originated and held for sale during the year.

Provision for Loan Losses

The provision for loan losses totaled $5.0 million in 2016 compared to $1.4 million in 2015. The $3.6 million increase in the provision for loan losses was due primarily to an increase in specific reserves on two SBA guaranteed nonperforming loans, coupled with the impact of loan growth during 2016.

Noninterest Income

Noninterest income increased $1.1 million, or 14%, to $9.0 million in 2016. The following table sets forth the major components of our noninterest income for the years ended December 31, 2016 and 2015:

	Years Ended
	December 31,		Increase (decrease)
(dollars in thousands)	2016	2015	$	%
Noninterest income:
Service charges, fees and other	$1,755	$1,296	$459	35.4%
Gain on sale of loans	5,847	4,316	1,531	35.5%
Loan servicing fee, net of amortization	615	272	343	126.1%
Recoveries on loans acquired in business combinations	170	103	67	65.0%
Increase in cash surrender of life insurance	560	579	(19)	-3.3%
Gain on sale of securities	19	78	(59)	-75.6%
Gain on sale of OREO	—	1,218	(1,218)	-100.0%
Total noninterest income	$8,966	$7,862	$1,104	14.0%

Service charges, fees and others. Noninterest income from service charges, fees and other income increased $500,000 to $1.8 million in 2016 compared to $1.3 million in 2015. This increase primarily resulted from services charges on the additional transactional deposit accounts acquired in the TomatoBank acquisition.

Gain on sale of loans. Our gain on sale of loans increased $1.5 million to $5.8 million in 2016 compared to $4.3 million in 2015 due to an increased amount of single-family residential mortgage loans sold. The gain on sale of single-family residential mortgage loans was partially offset by a decrease in the gain on SBA loans sold of $277,000 in 2016 compared to 2015 due to a lower volume of loans being sold as a result of management’s decision not to sell additional loans.   The increase in single-family residential loans reflects our efforts to increase our originations and sales of such loans to generate additional noninterest income.

	Years Ended
	December 31,		Increase (Decrease)
(dollars in thousands)	2016	2015	$	%
Loans sold:
SBA	$37,935	$42,697	$(4,762)	-11.2%
Mortgage	180,251	128,052	52,199	40.8%
	$218,185	$170,749	$47,436	27.8%
Gain on loans sold:
SBA	$2,406	$2,683	$(277)	-10.3%
Mortgage	3,441	1,633	1,808	110.7%
	$5,847	$4,316	$1,531	35.5%

Loan servicing income, net of amortization. Our loan servicing income, net of amortization increased by $343,000 to $615,000 for the year ended December 31, 2016 compared to $272,000 for the year ended December 31, 2015. Serving income increased due to an increase in the volume of loans we are servicing. We were servicing $259.2 million on single-family residential mortgage loans as of December 31, 2016 compared to $106.9 million as of December 31, 2015. We were also servicing $110.3 million of SBA loans as of December 31, 2016 compared to and $74.4 million as of December 31, 2015. The increase in the respective servicing portfolios reflects the growth in our originations and sales of single-family residential and SBA loans in 2016.

			Increase (Decrease)
For the year, dollars in thousands	2016	2015	$	%
Loan servicing income, net of amortization	$615	$272	$343	126.1%
As of year-end, dollars in thousands
Single family residential loans serviced	$259,207	$106,866	$152,341	142.6%
SBA loans serviced	110,263	74,371	35,892	48.3%

Recoveries on loans acquired in business combination. Recoveries on loans acquired in business combinations increased $67,000 to $170,000 in 2016 compared to $103,000 in 2015. This increase primarily resulted from increased recoveries on loans acquired in the TomatoBank acquisition.

Increase in bank owned life insurance. Cash surrender value decreased $19,000 to $560,000 in 2016 compared to $579,000 in 2015, mainly due to lower interest rates in 2016 on the BOLI policies.

Gain on sales of securities, net. During 2016, we sold one security, a taxable municipal security, for $452,000 that resulted in net gains of $19,000 and we sold $4.6 million of mortgage-backed securities acquired in the Tomato Bank merger for no gain or loss. During 2015, we sold $5.5 million of mortgage-backed securities that resulted in net gains of $78,000.

Gain on Sale of OREO. In 2016, we did not sell any OREO. In 2015, we sold $2.1 million in OREO property for a gain of $1.2 million.

Noninterest Expense

Noninterest expense increased $7.8 million, or 38.95%, to $27.9 million in 2016. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2016 and 2015:

	Years Ended
	December 31,		Increase (decrease)
(dollars in thousands)	2016	2015	$	%
Noninterest expense:
Salaries and employee benefits	$13,784	$11,122	$2,662	23.9%
Occupancy and equipment expenses	3,098	2,359	739	31.3%
Data processing	2,018	1,532	486	31.7%
Legal and professional	1,565	954	611	64.0%
Office expenses	598	353	245	69.4%
Marketing and business promotion	542	475	67	14.1%
Insurance and regulatory assessments	883	761	122	16.0%
Amortization of intangibles	372	117	255	217.9%
OREO expenses (income)	28	(18)	46	-255.6%
Other expenses	5,018	2,429	2,589	106.6%
Total noninterest expense	$27,906	$20,084	$7,822	38.9%

Salaries and employee benefits. Salaries and employee benefits expense increased $2.7 million, or 23.9%, to $13.8 million in 2016 compared to $11.1 million in 2015. This increase was primarily attributable to the TomatoBank acquisition that closed in February 2016. The number of full-time equivalent employees averaged 166 during 2016 compared to 135 in 2015. This increase was also impacted by severance accruals related to TomatoBank employees who were terminated during 2016, annual salary increases that took effect in 2016 and increased benefit costs.

Occupancy and equipment. Occupancy and equipment expense increased $739,000, or 31.3%, to $3.1 million in 2016 compared to $2.4 million in 2015. This increase was mainly due to the TomatoBank acquisition and depreciation, real estate taxes, utilities, ongoing maintenance and lease obligations associated with the branch and office facilities we added as a result of the acquisition. The acquisition of TomatoBank included six branch locations, two of which we closed in June 2016.

Data processing. Data processing expense increased $486,000, or 31.7%, to $2.0 million in 2016 compared to $1.5 million in 2015. This increase resulted primarily from the impact of increased processing costs incurred subsequent to the TomatoBank acquisition. Conversion expense associated with the TomatoBank acquisition is in the “other expenses” line item.

Legal and professional. Legal and professional expense increased $611,000, or 64.0%, to $1.6 million in 2016. This increase was primarily due to increased legal fees associated with the acquisition of TomatoBank, audit and consulting fees associated with upgrading our internal control testing, which is required once a bank exceeds $1 billion in assets, and implementing Public Company Accounting Oversight Board standards.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and totaled $598,000 in 2016 compared to $353,000 in 2015. This 69.4% increase primarily resulted from the increase in branches associated acquired in the TomatoBank acquisition.

Marketing and business promotion. Marketing and business promotion expense increased $67,000, or 14.1%, to $542,000 in 2016 compared to $475,000 in 2015. This increase was primarily due to our increase in CRA activities, including increased donations to qualifying non-profit organizations.

Insurance and regulatory assessments. Insurance and regulatory assessment expense totaled $883,000 in 2016 compared to $761,000 in 2015. The $122,000 or 16.0% increase was primarily due to the TomatoBank acquisition, which included the acquisition of $405.3 million of deposits and six branches. Our FDIC insurance assessment was $552,000 for 2016 and $475,000 in 2015, an increase of $77,000. Our DBO regulatory assessment was $113,000 for 2016 and $92,000 for 2015, an increase of $21,000. Our corporate insurance expenses, including our directors and officers insurance and our fidelity bond, was $215,000 for 2016 as compared to $193,000 for 2015. This increase was primarily due an increase in insurance-related expenses relating to the TomatoBank acquisition.

Amortization of intangibles. Amortization of intangibles totaled $372,000 in 2016 as compared to $117,000 for 2015. The $255,000 increase was due to the increase in the core deposit intangible asset associated with the acquisition of TomatoBank.

OREO expenses (income). Net OREO expense was $28,000 in 2016 compared to income of $18,000 in 2015, an increase of $46,000, which was mainly due to the addition of a $540,000 OREO property in 2016 that is currently being marketed for sale.

Other noninterest expense. Other noninterest expense totaled $5.0 million in 2016 compared to $2.4 million in 2015. This increase of $2.6 million was primarily attributable to the TomatoBank acquisition. We paid $854,000 in systems termination and conversion fees and $1.1 million in change in control payments pursuant to agreements assumed by us in such acquisition.

Income Tax Expense

Income tax expense was $13.5 million in 2016 compared to $9.0 million in 2015. The increase in income tax expense was consistent with the related growth in pre-tax income. Effective tax rates were 41.4% and 41.0% in 2016 and 2015, respectively. The higher effective tax rate in 2016 was primarily due to income before taxes growing in 2016 without corresponding increases in tax exempt items.

Net Income

Net income increased $6.1 million to $19.1 million in 2016, compared to $13.0 million in 2015. The increase is primarily due to an increase in net interest income due to the growth in earning assets as a result of the TomatoBank acquisition, an increase in noninterest income due to increased gain on sales of loans, primarily single-family residential mortgage loans, and an increase in loan servicing income. The increases in net interest income and noninterest income were partially offset by an increase in noninterest expense due to the additional expenses incurred as a result of the TomatoBank acquisition, including operating four additional branches and conversion and termination fees.

Average Balance Sheet, Interest and Yield/Rate Analysis

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

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years 2017 and 2016. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Years Ended December 31,
	2017			2016			2015
(tax-equivalent basis, dollars in	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
Total loans held for investment	1,151,965	66,140	5.74%	1,080,448	62,769	5.81%	755,636	38,844	5.14%
Total earning assets	1,445,612	$74,132	5.13%	1,273,867	$68,212	5.35%	957,647	$42,536	4.44%
Noninterest-earning assets	95,906			83,367			44,775
Total assets	$1,541,518			$1,357,234			$1,002,422
Interest-bearing liabilities
NOW and money market deposits	$315,550	$2,220	0.70%	$271,320	$1,813	0.67%	$192,885	$1,168	0.61%
Savings deposits	34,939	162	0.46%	34,149	162	0.47%	31,882	175	0.55%
Time deposits	682,457	7,891	1.16%	665,804	6,968	1.05%	498,384	5,592	1.12%
Total interest-bearing deposits	1,032,946	10,273	0.99%	971,273	8,943	0.92%	723,151	6,935	0.96%
FHLB short-term advances	4,603	36	0.78%	6,494	35	0.54%	430	1	0.23%
Long-term debt	49,451	3,395	6.87%	37,113	2,547	6.86%	—	—	—
Subordinated debentures	3,377	234	6.93%	2,820	182	6.45%	—	—	—
Total interest-bearing liabilities	1,090,377	$13,938	1.28%	1,017,700	$11,707	1.15%	723,581	$6,936	0.96%
Noninterest-bearing liabilities
Noninterest-bearing deposits	221,425			151,441			114,180
Other noninterest-bearing liabilities	10,998			15,953			7,046
Total noninterest-bearing liabilities	232,424			167,394			121,226
Shareholders' equity	218,717			172,140			157,615
Total liabilities and shareholders equity	$1,541,518			$1,357,234			$1,002,422
Net interest income / interest rate spreads		$60,194	3.85%		$56,505	4.20%		$35,600	3.48%
Net interest margin			4.16%			4.44%			3.72%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)

We have a minor amount of tax-exempt securities, less than $6 million at December 31, 2017 and less than $1 million at December 31, 2016. Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis as of December 31, 2017 and 2016.

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

	Year Ended December 31, 2017 Compared with Year Ended December 31, 2016			Year Ended December 31, 2016 Compared with Year Ended December 31, 2015
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$958	$22	$980	$(260)	$755	$495
Securities (2)
Available for sale	396	150	546	178	156	334
Held to maturity	(9)	(3)	(12)	(14)	(1)	(15)
Mortgage loans held for sale	1,130	(101)	1,029	694	244	938
Loans held for investment: (3)
Real estate	2,108	(2,496)	(388)	12,042	5,134	17,176
Commercial (4)	1,963	1,795	3,758	4,616	2,132	6,748
Total loans	4,071	(701)	3,370	16,658	7,266	23,924
Total earning assets	$6,546	$(633)	$5,913	$17,256	$8,420	$25,676
Interest-bearing liabilities
NOW and money market deposits	$311	$96	$407	$475	$170	$645
Savings deposits	4	(4)	—	12	(25)	(13)
Time deposits	181	741	922	1,878	(502)	1,376
Total interest-bearing deposits	496	833	1,329	2,365	(357)	2,008
FHLB short-term advances	(15)	17	2	14	20	34
Long-term debt	847	1	848	2,547	—	2,547
Subordinated debentures	39	13	52	182	—	182
Total interest-bearing liabilities	1,367	865	2,231	5,108	(337)	4,771
Net interest	$5,179	$(1,497)	$3,682	$12,148	$8,757	$20,905

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)

We have an insignificant amount of tax-exempt loans and securities, less than $1 million. Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis as of December 31, 2017 and 2016.

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

(2) We have an insignificant amount of tax-exempt loans and securities, less than $1 million. Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis as of December 31, 2017 and 2016.

(3) Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes - amortization of deferred loan fees, net of deferred loan costs.

(4) Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash - management purposes by the Company.

ANALYSIS OF FINANCIAL CONDITION

Assets. Total assets were $1.7 billion as of December 31, 2017 and $1.4 billion as of December 31, 2016. We increased our loans held for investment by $138.6 million, primarily in commercial and industrial loans, single-family residential mortgages, and construction and land development, partially offset by decreases in SBA and commercial real estate loans. The decrease in SBA loans is primarily due to the Company selling more SBA loans than originating and the decrease in commercial real estate loans is due to payoffs from the acquired TomatoBank loans.  Our mortgage loans held for sale increased by $81.5 million in 2017. We also purchased $10.0 million in bank owned life insurance (BOLI) in the first quarter of 2017 to partially offset the increase in benefit expenses. The increase in assets was funded by an increase in deposits of $184.5 million, an FHLB advance of $25.0 million, and an $83.6 million increase in equity (primarily $60.2 million resulting from the Company’s initial public offering).

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at December 31, 2017 and December 31, 2016. The book value for securities classified as available for sale is equal to fair market value and the book value for securities classified as held to maturity is equal to amortized cost.

	December 31, 2017		December 31, 2016
	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total
Securities, available for sale, at fair value
U.S. government agency securities	$7,816	10.4%	$5,317	11.7%
Mortgage-backed securities
Government sponsored agencies	39,215	52.3	23,640	52.0
Corporate debt securities (1)	17,926	23.9	10,320	22.6
Total securities, available for sale, at fair value	$64,957	86.6%	$39,277	86.3%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$4,295	5.7%	$5,301	11.7%
Tax-exempt municipal securities	5,714	7.6	913	2.0
Total securities, held to maturity, at amortized cost	10,009	13.4	6,214	13.7
Total securities	$74,966	100.0%	$45,491	100.0%

(1)	Comprised of corporate debt securities and financial institution subordinated debentures

The tables below set forth investment securities AFS and HTM for the periods presented.

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Available for sale
U.S government agency securities	$7,968	$—	$(152)	$7,816
Mortgage-backed securities
Government sponsored agencies	39,806	17	(608)	39,215
Corporate debt securities	17,813	161	(48)	17,926
	$65,587	$178	$(808)	$64,957
Held to maturity
Municipal taxable securities	$4,295	$228	$—	$4,523
Municipal securities	5,714	32	(19)	5,727
	$10,009	$260	$(19)	$10,250
December 31, 2016
Available for sale
U.S. government agency securities	$5,453	$—	$(136)	$5,317
Mortgage-backed securities
Government sponsored agencies	23,913	38	(311)	23,640
Corporate debt securities	10,364	21	(65)	10,320
	$39,730	$59	$(512)	$39,277
Held to maturity
Municipal taxable securities	$5,301	$328	$—	$5,629
Municipal securities	913	11	—	924
	$6,214	$339	$—	$6,553

The weighted-average yield on the total investment portfolio at December 31, 2017 was 2.70% with a weighted-average life of 6.6 years. This compares to a weighted-average yield of 2.51% at December 31, 2016 with a weighted-average life of 4.8 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 63% of the securities in the total investment portfolio, at December 31, 2017, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2017, no U.S. government agency bonds are callable.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017 and December 31, 2016. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the notes to the 2017 consolidated financial statements included in the Form 10-K. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
December 31, 2017
Government agency securities	$(32)	$4,039	$(120)	$3,777	$(152)	$7,816
Mortgage-backed securities
Government sponsored agencies	(359)	23,609	(249)	11,887	(608)	35,496
Corporate debt securities	(15)	5,035	(33)	1,972	(48)	7,007
Total available for sale	$(406)	$32,683	$(402)	$17,636	$(808)	$50,319

Municipal securities	$(19)	$2,232	$—	$—	$(19)	$2,232
Total held to maturity	$(19)	$2,232	$—	$—	$(19)	$2,232

December 31, 2016
Government agency securities	$(136)	$5,317	$—	$—	$(136)	$5,317
Mortgage-backed securities
Government sponsored agencies	(221)	16,231	(90)	2,504	(311)	18,735
Corporate debt securities	(65)	5,147	—	—	(65)	5,147
Total available for sale	$(422)	$26,695	$(90)	$2,504	$(512)	$29,199

The Company did not record any charges for other-than-temporary impairment losses for the twelve months ended December 31, 2017 and 2016.

Loans

The loan portfolio is the largest category of our earning assets. At December 31, 2017, total loans, net of allowance for loan losses, totaled $1.2 billion. Prior to 2014, we mainly had two lending products, commercial and industrial loans and commercial real estate (CRE) loans. In 2014, we made the strategic move to diversify our lending into single-family residential mortgage and SBA loans.

The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31, 2017 and December 31, 2016:

	As of December 31, 2017		As of December 31, 2016
(dollars in thousands)	$	%	$	%
Loans:
Commercial and industrial	$280,766	22.5	$203,843	18.4
SBA	131,421	10.5	158,968	14.3
Construction and land development	91,908	7.4	89,409	8.1
Commercial real estate (1)	496,039	39.7	501,798	45.2
Single-family residential mortgages	248,940	19.9	156,428	14.1
Total loans (2)	$1,249,074	100.0	$1,110,446	100.0
Allowance for loan losses	(13,773)		(14,162)
Total loans, net	$1,235,301		$1,096,284

(1)	Includes non-farm & non-residential real estate loans, multifamily resident and 1-4 family single family residential loan for a business purpose
(2)	Net of discounts and deferred fees and costs

Net loans increased $139.0 million, or 12.7%, to $1.2 billion at December 31, 2017 as compared to December 31, 2016. The increase in net loans primarily resulted from organic growth in single-family residential mortgage, and commercial and industrial loans, which was partially offset by the sale of SBA loans and continued run-off of TomatoBank commercial real estate loans (the runoff of TomatoBank loans decreased substantially).

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

Commercial and industrial loans increased $76.9 million, or 37.7%, to $280.8 million as of December 31, 2017 compared to $203.8 million at December 31, 2016. This increase resulted primarily from an increase in shared national credits of $77.7 million, an increase in mortgage warehouse lines of $12.3 million and a decrease in purchased receivables of $12.0 million.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-occupied commercial real estate, multi-family residential and single-family residential loans originated for a business purpose. The interest rate for the majority of these loans are Prime based and have a maturity of five years or less except for the single-family residential loans originated for a business purpose which may have a maturity of one year. At December 31, 2017, approximately 8.5% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV is 75% for commercial real estate loans. The total commercial real estate portfolio totaled $354.8 million at December 31, 2017 and $379.6 million as of December 31, 2016, of which $204.6 million and $159.5 million, respectively, are secured by owner occupied properties. The multi-family residential loan portfolio totaled $102.7 million as of December 31, 2017 and $70.6 million as of December 31, 2016. The single-family residential loan portfolio originated for a business purpose totaled $38.5 million as of December 31, 2017 and $51.6 million as of December 31, 2016.

Commercial real estate loans decreased $5.8 million, or 1.1%, to $496.0 million at December 31, 2017 as compared to $501.8 million at December 31, 2016.

Construction and land development loans. Construction and land development loans increased $2.5 million or 2.8%, to $91.9 million at December 31, 2017 as compared to $89.4 million at December 31, 2016. This increase in construction and land development loans was primarily due to construction loan originations exceeding loan repayments.

The following table shows the categories of our construction and land development portfolio as of December 31, 2017 and December 31, 2016:

	As of December 31, 2017		As of December 31, 2016
(dollars in thousands)	$	%	$	%
Residential construction	$51,394	55.9	$47,986	53.7
Commercial construction	31,758	34.6	35,404	39.6
Land development	8,756	9.5	6,019	6.7
Total Construction and land development loans	$91,908	100.0	$89,409	100.0

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

We originate SBA loans through our branch staff, loan officers and through SBA brokers. For 2017, $17.1 million or 19.6% of SBA loan originations were produced by branch staff and loan officers. The remaining $66.3 million was referred to us through SBA brokers.

As of December 31, 2017 our SBA portfolio totaled $131.4 million of which $53.9 million is guaranteed by the SBA and $77.5 million is unguaranteed, of which $74.3 million is secured by real estate and $3.2 million is unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral. As of December 31, 2017, $44.3 million or 57.2% is secured by hotel/motels; $11.5 million or 14.9% by gas stations; and $21.6 million or 27.9% in other real estate types. We further analyze the unguaranteed portfolio by location. As of December 31, 2017, $31.9 million or 41.1% is located in California; $2.8 million or 3.6% is located in Nevada; $14.8 million or 19.1% is located in Texas; $10.9 million or 14.1% is located in Washington; and $17.1 million or 22.0% is located in other states.

SBA loans decreased $27.5 million, or 17.3%, to $131.4 million at December 31, 2017 compared to $159.0 million at December 31, 2016. This decrease was primarily due to loan sales of $85.6 million, offset by $86.9 million in originations in 2017.  In 2017, we began selling SBA loans quarterly, whereas previously, we primarily sold SBA loans annually in November of each year.

Single-family residential real estate loans. We originate mainly non-qualified, alternative documentation single-family residential mortgage loans through correspondent relationships or through our branch network or retail channel. The loan product is a seven-year hybrid adjustable mortgage with a current start rate of 4.50% which re-prices after seven years to the one-year LIBOR plus 2.75%. As of December 31, 2017, the average loan-to-value of the portfolio was 59.6%, the average FICO score was 751 and the average duration of the portfolio was 4.7 years. We also offer qualified single-family residential mortgage loans as a correspondent to a national financial institution.

We originate these non-qualified single-family residential mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationships with us. During 2017, we originated $149.0 million of such loans through our retail channel and $256.7 million through our correspondent channel. We sell many of these non-qualified single-family residential mortgage loans to other Asian-American banks. While our loan sales to date have been primarily to two banks, we expect to be expanding our network of banks who will purchase our single-family loan product.

Single-family residential real estate loans, which include $2.0 million of home equity loans, increased $92.5 million, or 59.1%, to $248.9 million as of December 31, 2017 as compared to $156.4 million as of December 31, 2016. In addition, loans held for sale increased $81.5 million or 183.8% to $125.8 million as of December 31, 2017 compared to $44.3 million December 31, 2016. Management plans to maintain a portfolio of mortgage loans held for sale in a range of $100-120 million.  The portfolio of loans held for sale will fluctuate month-to-month as the portfolio increases and is sold.

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

Discounts on Purchased Loans. At acquisition we hire a third-party to determine the fair value of loans acquired. In many of the cases fair values were determined by estimating the cash flows expected to result from those loans and discounting them at appropriate market rates. The excess of expected cash flows above the fair value of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB Accounting Standards Codification (ASC) 310-20.

None of the loans we acquired after 2011 had evidence of deterioration of credit quality since origination for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. Loans acquired that had evidence of deterioration of credit quality since origination are referred to as PCI (purchase credit impaired) loans.

With our acquisitions of FAB and VCBB, we acquired $16.7 million contractual amount due with a fair value of $9.7 million of PCI loans. The outstanding balance and carrying amount of PCI loans as of December 31, 2017 and December 31, 2016 were $322,000 and $878,000 and $315,000 and $730,000, respectively. For these PCI loans, the Company did not record an allowance for loan losses for 2017 or 2016 as there were no significant reductions in the expected cash flows.

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by category:

	As of December 31, 2017		As of December 31, 2016
(dollars in thousands)	$	% (1)	$	% (1)
Loans:
Commercial and industrial	$3,014	1.07	$2,581	1.27
SBA (2)	1,030	0.78	3,345	2.10
Construction and land development	1,214	1.32	1,206	1.35
Commercial real estate (3)	4,925	0.99	5,952	1.19
Single-family residential mortgages	3,170	1.27	1,078	0.69
Unallocated	420	—	—	—
Allowance for loan losses	$13,773	1.10	$14,162	1.28

(1)	Represents the percentage of the allowance to total loans in the respective category.
(2)	The decrease in the allowance on SBA loans from December 31, 2016 is attributable to the receipt of $3.6 million from the SBA as previously discussed.
(3)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $1.7 million at December 31, 2017.  Including the non-accretable credit discount as a percentage of the allowance and credit discounts to loans was 1.32%.

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

Credit-discount on loans purchased through acquisition. Purchased loans are recorded at market value in two categories, credit discount and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of December 31, 2017 and December 31, 2016. We have recorded additional reserves of $148,000 due to the credit discounts on the LANB acquisitions being less than the analysis for loan losses on those acquisitions as of December 31, 2017.

	As of December 31,
(dollars in thousands)	2017	2016
Commercial and industrial	$139	$346
SBA	67	91
Construction and land development	—	61
Commercial real estate	1,416	4,516
Single-family residential mortgages	67	110
Total credit discount on purchased loans	$1,689	$5,124
Total remaining balance of purchased loans through acquisition	$226,253	$336,310
Credit-discount to remaining balance of purchased loans	0.75%	1.52%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance.  Net charge-offs to average loans were (0.07)% and (0.08)% for the twelve months ended December 31, 2017 and 2016, respectively.

The allowance for loan losses was $13.8 million at December 31, 2017 compared to $14.2 million at December 31, 2016. The $389,000 decrease at December 31, 2017 compared to December 31, 2016 was due to receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the allowance for loan losses plus the $1.1 million loan loss provision recapture for 2017.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the twelve months ended December 31, 2017 and 2016:

	Years Ended December 31,
(dollars in thousands)	2017	2016
Balance, beginning of period	$14,162	$10,023
Charge-offs:
SBA	(83)	(835)
Total charge-offs	(83)	(835)
Recoveries:
SBA	747	—
Total recoveries	747	—
Net charge-offs	(830)	(835)
Provision for (recapture of) loan losses	(1,053)	4,974
Balance, end of period	13,773	14,162
Total loans at end of period (1)	1,249,074	1,110,446
Average loans(2)	1,151,965	1,080,448
Net charge-offs to average loans	-0.07%	-0.08%
Allowance for loan losses to total loans	1.10%	1.28%
Credit-discount on loans purchased through acquisition	1,689	5,124
Allowance for loan losses plus credit-discount to total loans	1.24%	1.74%

(1)	Total loans are net of discounts and deferred fees and cost
(2)	Excludes loans held for sale

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

In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (TDR). These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A restructured loan is considered impaired despite its accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent.

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

	As of	As of
	December 31,	December 31,
(dollars in thousands)	2017	2016
Nonperforming loans:
Construction and land development	$289	$303
Commercial real estate	2,131	2,253
Total troubled debt restructures	2,420	2,556
Non-accrual loans:
SBA	155	3,577
Total non-accrual loans	155	3,577
Total non-performing loans	2,575	6,133
Other real estate owned	293	833
Nonperforming assets	$2,868	$6,966
Nonperforming loans to total loans	0.21%	0.55%
Nonperforming assets to total assets	0.17%	0.50%

The decrease in nonperforming loans at December 31, 2017 was primarily due to receiving of a $3.6 million payment on a guaranteed non-accrual SBA loan in July 2017, two loans of $539,000 were paid off in the fourth quarter of 2017, and $1.7 million was returned to accrual status. We had one addition to the nonperforming loans of $84,000 during 2017.

Our 30-89 day delinquent loans increased to $3.6 million as of December 31, 2017.  Of this amount, all have been brought current or been paid-off except for $1.4 million.

We did not recognize any interest income on nonaccrual loans during the periods ended December 31, 2017 and December 31, 2016 while the loans were in nonaccrual status. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $328,000 and $301,000 during the periods ended December 31, 2017 and December 31, 2016, respectively.

We utilize an asset risk classification system in compliance with guidelines established by the FDIC as part of our efforts to improve asset quality. In connection with examinations of insured institutions, examiners have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard”, “doubtful”, and “loss”. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is not considered collectable and is of such little value that continuance as an asset is not warranted.

We use a risk grading system to categorize and determine the credit risk of our loans. Potential problem loans include loans with a risk grade of 6, which are “special mention”, loans with a risk grade of 7, which are “substandard” loans that are generally not considered to be impaired and loans with a risk grade of 8, which are “doubtful” loans generally considered to be impaired. These loans generally require more frequent loan officer contact and receipt of financial data to closely monitor borrower performance. Potential problem loans are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive officers and other members of the Bank’s senior management.

Cash and Cash Equivalents. Cash and cash equivalents increased $31.3 million, or 26.4%, to $150.0 million as of December 31, 2017 as compared to $118.7 million at December 31, 2016. This increase was primarily due to $267.0 million of cash from financing activities (including $60.2 million from the issuance of common stock, net of expenses), net cash from operating activities of $20.9 million, partially offset by funds used in investment activities of $256.6 million.

Goodwill and Other Intangible Assets. Goodwill was $29.9 million at December 31, 2017 and December 31, 2016, respectively. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Our other intangible assets, which consist of core deposit intangibles, were $1.4 million and $1.8 million at December 31, 2017 and December 31, 2016, respectively. These assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 3 to 10 years.

On February 19, 2016, we completed the TFC acquisition. At closing, the acquired entity primarily consisted of TomatoBank, and $5.2 million of subordinated debentures. TomatoBank provided commercial and retail banking services primarily to Asian-Americans through six branches in the metro Los Angeles area.

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

Liabilities. Total liabilities increased $211.9 million to $1.43 billion, or 17.5%, at December 31, 2017 from December 31, 2016, primarily due to deposit growth.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. After discussions with our regulators on the proper way to measure core deposits, we now track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2017, the Bank considers $1.0 billion or 75.2% of our deposits as core relationships.  As of December 31, 2017, our top ten deposit relationships totaled $327.4 million, of which three are related to directors and shareholders of the Company for a total of $92.7 million or 28.3% of our top ten deposit relationships. As of December 31, 2017, our directors and shareholders with deposits over $250,000 totaled $246.1 million or 34.1% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates at December 31, 2017 and December 31, 2016:

	Year Ended		Year Ended
	December 31, 2017		December 31, 2016
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$221,425	—	$151,441	—
Interest-bearing:
NOW	19,619	0.23	18,848	0.25
Savings	34,939	0.46	34,149	0.49
Money market	295,932	0.73	252,472	0.66
Time, less than $250,000	312,975	1.16	311,071	0.91
Time, $250,000 and over	369,482	1.16	354,733	1.17
Total interest-bearing	1,032,947		971,273
Total deposits	$1,254,372		$1,122,714

The following table sets forth the maturity of time deposits of $250,000 or more as of December 31, 2017:

	As of December 31, 2017
	Maturity Within:
(dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$86,475	$87,579	$165,402	$7,001	$346,457
Wholesale deposits (1)	5,825	22,074	1,568	—	29,467
Total	$92,300	$109,653	$166,970	$7,001	$375,924

(1)	Wholesale deposits are defined as time deposits under $250,000 originated through via internet rate line and/or through other deposit originators and are considered non-core deposits.

We acquired time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits as of December 31, 2017 was $29.5 million or 2.2% of total deposits. The balances of such deposits as of December 31, 2016 were $31.0 million. The Bank did not have any brokered deposits during any of the time periods presented.

Total deposits increased $184.5 million to $1.3 billion at December 31, 2017 as compared to $1.2 billion at December 31, 2016, as we grew non-maturity deposit categories. As of December 31, 2017, total deposits were comprised of 21% noninterest-bearing demand accounts, 31% interest-bearing transaction accounts and 48% of time deposits.

Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as federal funds purchased and FHLB advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets.  We did not have any short-term borrowings as of December 31, 2017 or December 31, 2016. The weighted average interest rate on our short-term borrowings was 0.78% and 0.54% for the years ended December 31, 2017 and December 31, 2016, respectively.  The following table sets forth information on our short-term FHLB advances during the periods presented:

	Years Ended December 31, September 30,
(dollars in thousands)	2017	2016
Outstanding at period-end	$25,000	$—
Average amount outstanding	$4,603	$6,494
Maximum amount outstanding at any month-end	$25,000	$20,000
Weighted average interest rate:
During period	0.78%	0.54%
End of period	0.51%	0.60%

Long-Term Debt. Long-term debt consists of subordinated notes.  As of December 31, 2017 the amount outstanding was $49.5 million and $49.4 million at December 31, 2016.  On March 31 and April 15, 2016, we issued $50 million of subordinated notes for aggregate proceeds of $49.4 million. The subordinated notes have a maturity date of April 1, 2026 at a fixed rate of 6.5% for the first five years and a floating rate based on the three-month London Interbank Offered Rate (LIBOR) plus 516 basis points thereafter. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt.

Subordinated Debentures. We acquired $5.2 million subordinated debentures as part of the TFC acquisition (TFC Statutory Trust I) and recorded it at fair value of $3.3 million. The fair value adjustment is being accreted over the remaining life of the securities. As of December 31, 2017 and December 31, 2016, we had $3.4 million, and $3.3 million, respectively, of subordinated debentures. These debentures mature on March 15, 2037 and have a variable rate of interest equal to the three-month LIBOR plus 1.65%.

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

Shareholders’ equity increased $83.6 million, or 46.0%, to $265.2 million during 2017 as $60.2 million from the July public offering, $25.5 million of net income, $9,000 of additional paid in capital and $176,000 decrease in accumulated other comprehensive income exceeded $5.1 million of common dividends declared. The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on available for sale securities.

On July 27, 2017, we completed our initial public offering of 3,750,000 shares at a price to the public of $23.00 per share and a total offering size of $86,250,000. The offering was originally 3,000,000 shares but due to demand, we increased it to 3,750,000 shares. RBB Bancorp sold 2,857,756 shares and the selling shareholders sold 892,244 shares of RBB Bancorp’s common stock. The offering resulted in gross proceeds to RBB Bancorp of approximately $65.7 million. RBB Bancorp contributed $25.0 million of the net proceeds received from this offering to the Bank. Our stock now trades on the Nasdaq Global Select Market under the symbol “RBB”.  The increase to capital net of expenses is approximately $60.2 million.

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

As of December 31, 2017 and December 31, 2016, we had $49.0 million of unsecured federal funds lines, with no amounts advanced against the lines as of such dates, as of December 31, 2017 and 2016. In addition, lines of credit from the Federal Reserve Discount Window at December 31, 2017 and December 31, 2016 were $14.0 million and $15.0 million, respectively.  Federal Reserve Discount Window lines were collateralized by a pool of commercial real estate loans totaling $25.8 million and $25.6 million as of December 31, 2017 and December 31, 2016, respectively. We did not have any borrowings outstanding with the Federal Reserve at December 31, 2017 and December 31, 2016 and our borrowing capacity is limited only by eligible collateral.

At December 31, 2017 we had $25.0 million in FHLB advances outstanding and none at December 31, 2016. Based on the values of loans pledged as collateral, we had $323.3 million and $387.3 million of additional borrowing capacity with the FHLB as of December 31, 2017 and December 31, 2016, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of December 31, 2017 and December 31, 2016. We and the Bank exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at December 31, 2017	Ratio at December 31, 2016	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	14.35%	10.99%	4.00%	4.00%	N/A
Bank	14.50%	12.81%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio (1)
Consolidated	17.54%	13.30%	4.50%	7.00%	N/A
Bank	17.42%	15.81%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	17.80%	13.55%	6.00%	8.50%	N/A
Bank	17.42%	15.81%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	22.55%	19.16%	8.00%	10.50%	N/A
Bank	18.47%	17.06%	8.00%	10.50%	10.00%

(1)	The common equity tier 1 risk-based ratio, or CET1, is a new ratio created by the Basel III regulations beginning January 1, 2015.

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

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at December 31, 2017:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$697,353	$—	$—	$—	$697,353
Time deposits	627,665	12,263	—	—	639,928
Long-term debt	—	—	—	50,000	50,000
Subordinated debentures	—	—	—	5,155	5,155
Leases	1,857	3,021	2,341	4,102	11,321
Total contractual obligations	$1,326,875	$15,284	$2,341	$59,257	$1,403,757

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

Cybersecurity

As a financial institution, various information technology and cybersecurity risk factors can adversely affect RBB Bancorp including but not limited to security, customer data privacy, reputation, continued operations, and its financial condition. Risk factors come in many forms and may include the following:

Physical and Environmental. Our operations are dependent on our ability to service and protect critical hardware, computer systems, and network infrastructure from damage caused by environmental factors such as power loss, fire, and natural disasters, or physical factors such as physical intrusion and break-ins. The loss of these equipment or the physical breach of the equipment can disrupt our ability to provide services to our customers and function normally. Sustained disruption may lead to our customers losing confidence in our ability to maintain a stable environment. Disruptions in Communication and Information Systems.

Disruptions in Communication and Information Systems. When performing banking functions, we rely heavily on various communication methods and information systems. These are integral to our business and our ability to service our customers and process transactions in compliance with internal, legal, and regulatory standards. Major disruptions to these systems can expose the bank to undue liability that result in fees, fines, or loss of business. Additionally, misuse or compromise of our communication methods may result in the intentional or unintentional mishandling or exposure of personal, confidential, or proprietary information being sent to unauthorized third parties resulting in legal liability, remediation costs, reputation damage, and regulatory issues.

Banking Services. The banking services, including internet based, and transaction methods that we offer may inherently subject us to potential fraud, theft, and targeting by bad actors (criminals, hackers, nation states). Bad actors want to exploit banking services to gain access to data or systems that can be used to conduct fraud or to directly steal money. Protection of banking services and transactions is one of the highest priorities for us and failure to do so can result in breach and exposure of customer data, monetary loss, fines, reputation damage, and harm to our financial condition.

Third-Party Service Providers. We count on several third parties to provide services for our daily and long-term operations. We select these third-party providers carefully and periodically review them, but we do not control their actions. Problems caused by third-party providers, including disruption to services and communication, breach of contracts or service level agreements, cyber attacks and security breaches, have direct adverse effects to our institution and our ability to deliver services and conduct bank business. Third-Party providers are often seen as an extension of us and their actions or lack thereof may result in litigation, monetary loss, remediation costs, fines and penalties, increases in compliance demands, and reputation damage.

Cyber Attacks and Vulnerabilities. Many U.S. financial institutions and companies are the target of or have experienced cyber attacks including but not limited to distributed denial-of-service attacks, phishing, social engineering, malware, viruses, and ransomware. These attacks can originate from both internally by employees, and externally by bad actors. We are targeted by various cyber attacks but to date, none of these attacks are known to have material effect on our business or operations. In some cases, vulnerabilities in information technology systems can be a precursor to cyber attacks. Vulnerability management and patching is necessary part of protecting against cyber attacks, and failure to do so can result in increased exposure to losses due to breach.

Cybersecurity Landscape. The cybersecurity landscape is constantly evolving and advancing. New types of cyber attacks and vulnerabilities are created every day and we make constant improvement by upgrading systems, installing new software and hardware, and training our employees to be vigilant. We regularly add additional security measures to our computers and network infrastructure to mitigate the possibility of cyber breaches. However, it is nearly impossible to defend against every risk or threat. Sophisticated bad actors, intent on breaching our security, may result in the unauthorized access to our data and or disruption to our operations. Furthermore, we may experience litigation, monetary loss, remediation costs, fines and penalties, increases in compliance demands, and reputation damage because of a security breach.

Non-GAAP Financial Measures

Some of the financial measures included in this Form 10-Q are not measures of financial performance recognized by GAAP. These non-GAAP financial measures include “tangible common equity to tangible assets”, “tangible book value per share”, “return on average tangible common equity”, “adjusted earnings”, “adjusted diluted earnings per share”, “adjusted return on average assets”, and “adjusted return on average tangible common equity”. Our management uses these non-GAAP financial measures in its analysis of our performance.

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

	As of and for the year-ended
(dollars in thousands)	December 31, 2017	December 31, 2016
Net income available to common shareholders	$25,528	$19,079
Average shareholder's equity	218,717	172,140
Adjustments:
Goodwill	(29,940)	(25,167)
Core deposit intangible	(1,620)	(1,779)
Adjusted average tangible common equity	$187,157	$145,194
Return on average tangible common equity	13.64%	13.14%

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

	As of and for the year ended
(dollars in thousands)	December 31, 2017	December 31, 2016
Adjusted earnings metrics
Income before taxes - GAAP	$46,797	$32,568
Adjustments to interest income
Accretion of purchase discounts	(5,322)	(7,501)
Provision (recapture) for loan loss	(3,010)	3,793
Adjustments to noninterest income
Gain on sale of OREO	(142)	—
Gain on sale on investment securities, net	—	(19)
Integration and acquisition expenses	37	1,746
Total adjustments to income	(8,437)	(1,981)
Adjusted earnings pre-tax	38,360	30,587
Adjusted taxes	15,473	12,663
Adjusted earnings non-GAAP	$22,887	$17,924
Adjusted diluted EPS	$1.50	$1.31
Weighted average diluted common shares outstanding	15,238,365	13,695,900
Average assets	$1,541,518	$1,357,234
Adjusted return on average assets	1.48%	1.32%
Average tangible common equity	$187,157	$145,194
Adjusted return on average tangible common equity	12.23%	12.34%

Regulatory Reporting to Financial Statements

Some of the financial measures included in this prospectus differ from those reported on the FRB Y-9C report. These financial measures include “core deposits to total deposits” and “net non-core funding dependency ratio”. Our management uses these financial measures in its analysis of our performance.

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

	As of
(dollars in thousands)	December 31, 2017	December 31, 2016
Adjusted core deposit to total deposit ratio and net non-core funding dependency ratio:
Core deposits (1)	$990,824	$781,940
Adjustments to core deposits
CD > $250,000 considered core deposits (2)	180,751	325,453
Less internet deposits < $250,000 considered non-core (3)	(29,467)	(30,971)
Less other deposits not considered core (4)	(136,943)	(171,800)
Adjusted core deposits	1,005,165	904,622
Total deposits	$1,337,281	$1,152,763
Adjusted core deposits to total deposits ratio	75.16%	78.47%

(1)	Core deposits comprise all demand and savings deposits of any amount plus time deposits less than $250,000.
(2)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.
(3)	Comprised of internet and outside deposit originator time deposits less than $250,000 which are not considered to be core deposits.
(4)

Comprised of demand and savings deposits in relationships over $250,000 which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.

Net Non-Core Funding Dependency Ratio. Management measures net non-core funding dependency ratio by using the data provided under “Core Deposits to Total Deposits Ratio” on page 75 to make adjustments to the traditional definition of net non-core funding dependency ratio. The traditional net non-core funding dependency ratio measures non-core funding sources less short term assets divided by total earning assets. The ratio indicates the dependency of the Company on non-core funding. The following table reconciles the adjusted net non-core dependency ratio.

	As of
(dollars in thousands)	December 31, 2017	December 31, 2016
Non-core deposits (1)	$346,457	$370,823
Adjustment to Non-core deposits
CD > $250,000 considered core deposits (2)	(180,751)	(325,453)
Internet deposits considered non-core (3)	29,467	30,971
Other deposits not considered core	136,943	171,800
Adjusted non-core deposits	332,116	248,141
Short term borrowings outstanding	25,000	—
Adjusted non-core liabilities (A)	307,116	248,141
Short term assets (4)	150,648	108,537
Adjustment to short term assets
Purchased receivables with maturities less than 90-days	10,354	22,368
Adjusted short term assets (B)	161,002	130,905
Net non-core funding (A-B)	$146,114	$117,236
Total earning assets	$1,600,534	$1,316,651
Adjusted net non-core funding dependency ratio	9.13%	8.90%

(1)	Non-core deposits are time deposits greater than $250,000
(2)	Time deposits to core customers over $250,000
(3)	Internet and outside deposit originator time deposits less than $250,000
(4)	Short term assets include cash equivalents and investment with maturities less than one year

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

We use two approaches to model interest rate risk: Net Interest Income at Risk (NII at Risk), and Economic Value of Equity (EVE). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
December 31, 2017:
Dollar change	$(1,664)	$4,805	$9,659
Percent change	-2.60%	7.52%	15.11%
December 31, 2016:
Dollar change	(650)	315	7,813
Percent change	-1.30%	6.60%	15.60%

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

We are within board policy limits for the +/-100 and +200 basis point scenarios. The NII at Risk reported at December 31, 2017, projects that our earnings are expected to be materially sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets increased resulting in a position shift from slightly asset sensitive to asset sensitive.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
December 31, 2017:
Dollar change	$(30,319)	$12,966	$22,307
Percent change	-9.45%	4.04%	6.96%
December 31, 2016:
Dollar change	(23,016)	13,611	20,980
Percent change	-9.60%	5.70%	8.80%

The EVE results included in the table above reflect the analysis used quarterly by management.  It models immediate −100, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 100 basis points, the point at which many assets and liabilities reach zero percent.

We are within board policy limits for the −100, +100 and +200 basis point scenarios.   The EVE reported at December 31, 2017 projects that as interest rates increase immediately, the economic value of equity position will be expected to increase. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

Price Risk. Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and subject to fair value accounting. We have price risk from the available for sale single-family residential mortgage loans and fixed-rate available for sale securities.

Basis Risk. Basis risk represents the risk of loss arising from asset and liability pricing movements not changing in the same direction. We have basis risk in the single-family residential mortgage loan portfolio, the multifamily loan portfolio and our securities portfolio.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Shareholders of

RBB Bancorp and Subsidiaries

Los Angeles, California

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RBB Bancorp and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company’s auditor since 2008.

Laguna Hills, California

March 29, 2018

25231 Paseo De Alicia, Suite 100 Laguna Hills, CA 92653 Tel: 949.768.0833 www.vtdcpa.com Fax: 949.768.8408

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

(In thousands, except for share amounts)

	2017	2016
Assets
Cash and due from banks	$70,048	$74,213
Federal funds sold and other cash equivalents	80,000	44,500
Cash and cash equivalents	150,048	118,713

Interest-earning deposits in other financial institutions	600	345

Securities:
Available for sale	64,957	39,277
Held to maturity (fair value of $10,250 and $6,553 at December 31, 2017 and December 31, 2016, respectively)	10,009	6,214
Mortgage loans held for sale	125,847	44,345

Loans held for investment:
Real estate	839,230	755,301
Commercial	410,812	361,227
Total loans	1,250,042	1,116,528
Unaccreted discount on acquired loans	(2,762)	(8,085)
Deferred loan costs (fees), net	1,794	2,003
	1,249,074	1,110,446
Allowance for loan losses	(13,773)	(14,162)
Net loans	1,235,301	1,096,284

Premises and equipment	6,583	6,585
Federal Home Loan Bank (FHLB) stock	6,770	6,770
Net deferred tax assets	6,086	11,097
Income tax receivable	272	—
Other real estate owned (OREO)	293	833
Bank owned life insurance (BOLI)	32,782	21,958
Goodwill	29,940	29,940
Servicing assets	5,957	3,704
Core deposit intangibles	1,438	1,793
Accrued interest and other assets	14,176	7,693
Total assets	$1,691,059	$1,395,551

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

(In thousands, except for share amounts)

Liabilities and Shareholders’ Equity	2017	2016
Deposits:
Noninterest-bearing demand	$285,690	$174,272
Savings, NOW and money market accounts	411,663	296,699
Time deposits under $250,000	293,471	310,969
Time deposits $250,000 and over	346,457	370,823
Total deposits	1,337,281	1,152,763

Reserve for unfunded commitments	282	604
Income tax payable	—	793
FHLB advances	25,000	—
Long-term debt, net of debt issuance costs	49,528	49,383
Subordinated debentures	3,424	3,334
Accrued interest and other liabilities	10,368	7,089
Total liabilities	1,425,883	1,213,966

Commitments and contingencies - Note 7 and 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 15,908,893 shares issued and outstanding at December 31, 2017 and 12,827,803 shares at December 31, 2016	205,927	142,651
Additional paid-in capital	8,426	8,417
Retained earnings	51,266	30,784
Accumulated other comprehensive income (loss) - net unrealized loss on securities available for sale, net of tax of $186 at December 31, 2017 and December 31, 2016	(443)	(267)
Total shareholders’ equity	265,176	181,585
Total liabilities and shareholders’ equity	$1,691,059	$1,395,551

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands, except per share amounts)

	2017	2016	2015
Interest and dividend income:
Interest and fees on loans	$70,289	$65,888	$41,026
Interest on interest-earning deposits	940	334	246
Interest on investment securities	1,406	872	553
Dividend income on FHLB stock	472	800	474
Interest on federal funds sold and other	997	295	214
Total interest income	74,104	68,189	42,513
Interest expense:
Interest on savings deposits, now and money market accounts	2,382	1,975	1,343
Interest on time deposits	7,891	6,968	5,592
Interest on subordinated debentures and other	3,629	2,547	—
Interest on other borrowed funds	36	217	1
Total interest expense	13,938	11,707	6,936
Net interest income	60,166	56,482	35,577
Provision (recapture) for credit losses	(1,053)	4,974	1,386

Net interest income after provision (recapture) for credit losses	61,219	51,508	34,191
Noninterest income:
Service charges, fees and other	2,111	1,758	1,296
Gain on sale of loans	9,318	5,847	4,316
Loan servicing fees, net of amortization	722	615	272
Recoveries on loans acquired in business combinations	84	170	103
Increase in bank owned life insurance	824	560	579
Gain on sale of securities	—	19	78
Gain on sale of OREO	142	—	1,218
Loss on sale of fixed assets	—	(3)	—
	13,201	8,966	7,862
Noninterest expense:
Salaries and employee benefits	16,821	13,784	11,122
Occupancy and equipment expenses	2,940	3,098	2,359
Data processing	1,622	2,018	1,532
Legal and professional	331	1,565	954
Office expenses	679	598	353
Marketing and business promotion	837	542	475
Insurance and regulatory assessments	799	883	761
Amortization of intangibles	355	372	117
OREO expenses	28	28	(18)
Other expenses	3,211	5,018	2,429
	27,623	27,906	20,084
Income before income taxes	46,797	32,568	21,969
Income tax expense	21,269	13,489	8,996
Net income	$25,528	$19,079	$12,973

Net income per share
Basic	$1.81	$1.49	$1.02
Diluted	$1.68	$1.39	$0.96
Cash dividends declared per common share	$0.38	$0.20	$0.25

Weighted-average common shares outstanding
Basic	14,078,281	12,800,990	12,761,832
Diluted	15,238,365	13,695,900	$13,552,682

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands)

	2017	2016	2015
Net income	$25,528	$19,079	$12,973

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Change in unrealized gains (losses)	(176)	(107)	(161)
Reclassification of gains recognized in net income	—	(19)	(78)
	(176)	(126)	(239)
Related income tax effect:
Change in unrealized gains (losses)	72	44	66
Reclassification of gains recognized in net income	—	8	32
	72	52	98

Total other comprehensive income (loss)	(104)	(74)	(141)

Total comprehensive income	$25,424	$19,005	$12,832

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2015	12,410,399	$136,212	$6,373	$9,448	$(52)	$151,981
Net income				12,973		12,973
Stock-based compensation			1,455			1,455
2.5% Stock dividend	311,443	5,048		(5,048)		—
Cash dividend				(3,114)		(3,114)
Stock options exercised, including tax benefits of $21	48,729	613	(122)			491
Other comprehensive income, net of taxes					(141)	(141)
Balance at December 31, 2015	12,770,571	$141,873	$7,706	$14,259	$(193)	$163,645

Net income				19,079		19,079
Stock-based compensation			894			894
Cash dividend				(2,554)		(2,554)
Stock options exercised, including tax benefits of $10	57,232	778	(183)			595
Other comprehensive income, net of taxes					(74)	(74)
Balance at December 31, 2016	12,827,803	142,651	8,417	30,784	(267)	181,585

Net income				25,528		25,528
Stock-based compensation			779			779
Cash dividend				(5,118)		(5,118)
Stock options exercised	223,334	3,066	(770)			2,296
Issuance of common stock, net of issuance costs of $5,518	2,857,756	60,210				60,210
Other comprehensive income, net of taxes					(104)	(104)
Reclassification of stranded tax effects from change in tax rates				72	(72)	—
Balance at December 31, 2017	15,908,893	205,927	8,426	51,266	(443)	265,176

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

(In thousands)

	2017	2016	2015
Operating activities
Net income	$25,528	$19,079	$12,973
Adjustments to reconcile net income to net cash from
Operating activities:
Depreciation and amortization of premises, equipment and intangibles	1,273	1,360	1,020
Net amortization (accretion) of securities, loans, deposits, and other	(4,801)	(7,199)	(1,012)
Amortization of affordable housing tax credits	316	14	—
Provision (recapture) for loan losses	(1,053)	4,974	1,386
Stock-based compensation	779	894	1,455
Deferred tax expense	5,083	1,289	1,361
Gain on sale of securities	—	(19)	(78)
Gain on sale of loans	(9,318)	(5,847)	(4,316)
Gain on sale of OREO	(142)	—	(1,218)
Increase in bank owned life insurance	(824)	(560)	(579)
Loans originated and purchased for sale	(254,629)	(184,030)	(157,409)
Proceeds from loans sold	265,497	221,328	176,744
Other items	1,074	4,936	(1,232)
Net cash from operating activities	28,783	56,219	29,095
Investing activities
Net (increase) decrease in interest-earning deposits	(255)	9,437	(7,262)
Securities available for sale:
Purchases	(29,557)	(12,485)	(5,471)
Maturities, prepayments and calls	4,353	4,403	4,115
Sales	—	5,083	5,514
Securities Held to Maturity:
Purchases	(4,926)	—	—
Maturities, Prepayments and Calls	1,100	—	—
Purchase of FHLB stock and other equity securities, net	(837)	(3,265)	(766)
Purchase of investment in qualified affordable housing projects	(5,000)	(1,000)	—
Net (increase) decrease in loans	(218,897)	40,290	(103,128)
Proceeds from sales of OREO	257	—	2,086
Purchase of bank owned life insurance	(10,000)	—	—
Net cash paid in connection with acquisition	—	(35,051)	—
Purchases of premises and equipment	(684)	(210)	(468)
Net cash from investing activities	(264,446)	7,202	(105,380)
Financing activities
Net increase (decrease) in demand deposits and savings accounts	226,382	(47,679)	65,761
Net (decrease) increase in time deposits	(41,772)	(58,235)	20,343
Net change in FHLB advances	25,000	—	—
Cash dividends paid	(5,118)	(2,554)	(3,114)
Issuance of subordinated debentures, net of issuance costs	—	49,274	—
Issuance of common stock, net of issuance costs	60,210	—	—
Stock options exercised	2,296	595	491
Net cash from financing activities	266,998	(58,599)	83,481
Net increase in cash and cash equivalents	31,335	4,822	7,196
Cash and cash equivalents at beginning of period	118,713	113,891	106,695
Cash and cash equivalents at end of period	$150,048	$118,713	$113,891
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$13,848	$12,342	$6,872
Taxes paid	$16,935	$12,515	$7,120
Non-cash investing and financing activities:
Transfer of loan to available for sale securities	$1,000	$—	$—
Transfer from loans to OREO	$—	$540	$—
Transfer of loans to held for sale	$165,651	$71,626	$53,127
Loan to facilitate OREO	$425	$—	$—
Securities held to maturity transferred to available for sale	$—	$433	$—
Net change in unrealized holding gain on securities available for sale	$(176)	$(107)	$(161)

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

NOTE 1 - BUSINESS DESCRIPTION

RBB Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, Royal Business Bank ("Bank") and RBB Asset Management Company ("RAM"), collectively referred to herein as "the Company". At December 31, 2017, the Company had total assets of $1.7 billion, gross loans of $1.2 billion, total deposits of $1.3 billion and total stockholders' equity of $265.2 million. On July 31, 2017, the Company completed its initial public offering of 3,750,000 shares at a price to the public of $23.00 per share. The Company’s stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

The Company operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, West Los Angeles, and Westlake Village, California and Las Vegas, Nevada and a loan production office in the City of Industry, California. The Company's primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

The Company generates its revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities. The Company also derived income from noninterest sources, such as fees received in connection with various lending and deposit services, residential mortgage loan originations, loan servicing and gain on sales of loans. The Company’s principle expenses include interest expense on deposits and subordinated debentures, and operating expenses, such as salaries and employee benefits, occupancy and equipment, data processing, and income tax expense.

The Company has completed four acquisitions from July 8, 2011 through February 19, 2016, including the acquisition of TFC Holding Company on February 19, 2016. The acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. See Note 3. Acquisitions, for more information about the TFC acquisition.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-K and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for financial reporting.

Reclassifications

Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.

Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of RBB Bancorp and its wholly-owned subsidiaries Royal Business Bank ("Bank") and RBB Asset Management Company ("RAM"), collectively referred to herein as "the Company".  All significant intercompany transactions have been eliminated.

RBB Bancorp was formed in January 2011 as a bank holding company.  RAM was formed in 2012 to hold and manage problem assets acquired in business combinations.

RBB Bancorp has no significant business activity other than its investments in Royal Business Bank and RAM.  Parent only condensed financial information on RBB Bancorp is provided in Note 22.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, term federal funds sold and interest-bearing deposits in other financial institutions with original maturities of less than 90 days.  Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits in other financial institutions.

Cash and Due from Banks

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The reserves required to be held as of December 31, 2017 and 2016 were $19,664,000 and $9,811,000, respectively.  The Company maintains amounts in due from bank accounts, which may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Interest-Bearing Deposits in Other Financial Institutions

Interest-bearing deposits in other financial institutions not included in cash and cash equivalents are carried at cost.

Investment Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities not classified as held to maturity are classified as available for sale.  Equity securities with readily determinable fair values are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premiums or discounts.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment ("OTTI") on at least a semi-annual basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows; OTTI related to credit loss, which must be recognized in the income statement and; OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  For equity securities, the entire amount of impairment is recognized through earnings.

Loans Held For Sale

Mortgage loans originated or acquired and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  Loans held for sale consist primarily of first trust deed mortgages on single-family residential properties located in California.

Mortgage loans held for sale are generally sold with servicing rights retained.  The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right, when applicable.  Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loans sold.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.  Loan origination fees and certain direct origination costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Premiums and discounts on loans purchased are grouped by type and certain common risk characteristics and amortized or accreted as an adjustment of yield over the weighted-average remaining contractual lives of each group of loans, adjusted for prepayments when applicable, using methodologies which approximate the interest method.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.  The accrual of interest on loans is discontinued when principal or interest is past due 90 days or when, in the opinion of management, there is reasonable doubt as to collectability based on contractual terms of the loan.  When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income.  Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan's principal balance is deemed collectible.  Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.  Amounts are charged-off when available information confirms that specific loans or portions thereof, are uncollectible.  This methodology for determining charge-offs is consistently applied to each segment.

The Company determines a separate allowance for each portfolio segment.  The allowance consists of specific and general reserves.  Specific reserves relate to loans that are individually classified as impaired.  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Factors considered in determining impairment include payment status, collateral value and the probability of collecting all amounts when due.  Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan's effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.

The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans.  Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired with measurement of impairment as described above.

If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

General reserves cover non-impaired loans and are based on historical loss rates of peer institutions for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment's historical loss experience.  Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

Portfolio segments identified by the Company include real estate and commercial loans.  Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios, and financial performance.

Certain Acquired Loans

As part of business acquisitions, the Company acquires certain loans that have shown evidence of credit deterioration since origination.  These acquired loans are recorded at the allocated fair value, such that there is no carryover of the seller's allowance for loan losses.  Such acquired loans are accounted for individually.  The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield).  The excess of the loan's contractual principal and interest over expected cash flows is not recorded (non-accretable difference).  Over the life of the loan, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded through the allowance for loan losses.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Servicing Rights

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

Servicing fee income, which is reported on the income statement as loan servicing fees, net of amortization, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Gains on sales of mortgage and SBA loans totaled $9.3 million, $5.8 million, and $4.3 million in 2017, 2016, and 2015, respectively.  Gains on sale of mortgage loans totaled $3.7 million, $3.4 million, and $1.6 million, and gains on sale of SBA loans totaled $5.6 million, $2.4 million, and $2.7 million in 2017, 2016, and 2015 respectively.

Premises and Equipment

Land is carried at cost.  Premises, leasehold improvements and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives, which is thirty years for premises and ranges from three to ten years for leasehold improvements and equipment.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter.  Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Other Real Estate Owned

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value at the date of foreclosure, establishing a new cost basis by a charge to the allowance for loan losses, if necessary.  Other real estate owned is carried at the lower of the Company's carrying value of the property or its fair value, less estimated carrying costs and costs of disposition.  Fair value is based on current appraisals less estimated selling costs.  Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance.  Operating expenses and related income of such properties and gains and losses on their disposition are included in other operating income and expenses.

Goodwill and Other Intangible Assets

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually.  The Company has selected December 31 as the date to perform the annual impairment test.  Goodwill amounted to $29.9 million as of December 31, 2017 and 2016, respectively, and is the only intangible asset with an indefinite life on the balance sheet.  No impairment was recognized on goodwill during 2017 and 2016.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions.   CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years.  CDI was recognized in the 2013 acquisition of Los Angeles National Bank and in the 2016 acquisition of TFC Holding Company.  The unamortized balance as of December 31, 2017 and 2016 was $1,438,000 and $1,793,000, respectively.  CDI amortization expense was $355,000, $372,000, and $117,000 in 2017, 2016 and 2015, respectively.

Estimated CDI amortization expense for the next 5 years is as follows (dollars in thousands):

Year ending December 31:
2018	$311
2019	274
2020	244
2021	172
2022	129
Thereafter	308
Total	$1,438

Bank Owned Life Insurance

The Company has purchased life insurance policies on a select group of employees and directors.  Bank owned life insurance (BOLI) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.  Increases of the cash value of these policies, as well as insurance proceeds received, are recorded in the other noninterest income and are not subject to income tax for as long as they are held for the life of the covered employee and director.

Federal Home Loan Bank ("FHLB") Stock

The Company is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Stock-Based Compensation

Compensation cost is recognized for stock options issued to employees and directors, based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options.  This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally defined as the vesting period.  When the options are exercised, the Company’s policy is to issue new shares of stock.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for income taxes.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  Tax effects from an uncertain tax position are recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities.  Interest and penalties related to uncertain tax positions are recorded as part of income tax expense.

Retirement Plans

The Company established a 401(k) plan in 2010.  The Company contributed $272,000, $221,000, and $125,000 in 2017, 2016, and 2015, respectively.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale.

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note 13.  Such financial instruments are recorded in the financial statements when they are funded.

Earnings Per Share ("EPS")

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Current accounting guidance establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

See Note 17 and Note 18 for more information and disclosures relating to the Company's fair value measurements.

Operating Segments

Management has determined that since generally all of the banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and will require application using a retrospective transition method. The Company is currently evaluating the impact of adoption of this ASU on its consolidated financial statements, and does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income.” The ASU amends ASC 220, Income Statement — Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding stranded tax effects.  The ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The amendments in this ASU affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.  The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  The Company has adopted this ASU and included the reclassified stranded tax effects within AOCI to retained earnings in the amount of $72,000 in the Company’s consolidated financial statements as of December 31, 2017.

NOTE 3 – ACQUISITIONS
TFC HOLDING COMPANY ACQUISITION:

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

The following table represents the assets acquired and liabilities assumed of TFC Holding Company as of February 19, 2016 and the fair value adjustments and amounts recorded by the Company in 2016 under the acquisition method of accounting:

	TFC	Fair Value	Fair
(dollars in thousands)	Book Value	Adjustments	Value
Assets acquired
Cash and cash equivalents	$51,613	$—	$51,613
Interest-bearing deposits in other financial Institutions	2,320	—	2,320
Net investments - available for sale	15,952	(106)	15,846
Loans, gross	400,887	(13,211)	387,676
Allowance for loan losses	(9,857)	9,857	—
Bank premises and equipment	225	—	225
Deferred income taxes	4,027	858	4,885
Other assets	5,595	1,699	7,294
Total assets acquired	$470,762	$(903)	$469,859
Liabilities assumed
Deposits	$404,465	$848	$405,313
Subordinated debentures	5,155	(1,900)	3,255
Other liabilities	566	—	566
Total liabilities assumed	410,186	(1,052)	409,134
Excess of assets acquired over liabilities assumed	60,576	149	60,725
	$470,762	$(903)
Cash paid			86,664
Goodwill recognized			$25,939

The Company accounted for the transaction under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of loans, leases, core deposit intangible, deposits, and Subordinated Debentures with the assistance of a third party valuation.

The estimated fair values are subject to refinement as additional information relative to the closing date fair values becomes available through the measurement period. While additional significant changes to the closing date fair values are not expected, any information relative to the changes in these fair values will be evaluated to determine if such changes are due to events and circumstances that existed as of the acquisition date. During the measurement period, any such changes will be recorded as part of the closing date fair value.

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

For loans acquired, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

(dollars in thousands)	Acquired Loans
Contractual amounts due	$441,275
Cash flows not expected to be collected	—
Expected cash flows	441,275
Interest component of expected cash flows	53,599
Fair value of acquired loans	$387,676

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

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and held to maturity at December 31, 2017 and 2016, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$7,968	$—	$(152)	$7,816
Mortgage-backed securities
Government sponsored agencies	39,806	17	(608)	39,215
Corporate debt securities	17,813	161	(48)	17,926
	$65,587	$178	$(808)	$64,957

Held to maturity
Municipal taxable securities	$4,295	$228	$—	$4,523
Municipal securities	5,714	32	(19)	5,727
	$10,009	$260	$(19)	$10,250

December 31, 2016
Available for sale
Government agency securities	$5,453	$—	$(136)	$5,317
Mortgage-backed securities
Government sponsored agencies	23,913	38	(311)	23,640
Corporate debt securities	10,364	21	(65)	10,320
	$39,730	$59	$(512)	$39,277

Held to maturity
Municipal taxable securities	$5,301	$328	$—	$5,629
Municipal securities	913	11	—	924
	$6,214	$339	$—	$6,553

The Company did not sell any securities in 2017. During   2016 and 2015 the Company sold   $5.1 million and $5.5 million of securities available for sale, recognizing gross gains of   $19,000 and $78,000, respectively.

One security with a fair value of $796,000 and $933,000 was pledged to secure a local agency deposit at December 31, 2017 and December 31, 2016, respectively.

The amortized cost and fair value of the investment securities portfolio as of December 31, 2017 are shown by expected maturity below.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due from one to five years	$35,221	$34,825	$2,780	$2,897
Due from five to ten years	26,321	26,102	2,404	2,521
Due from ten years and greater	4,045	4,030	4,825	4,832
	$65,587	$64,957	$10,009	$10,250

The following table summarizes securities with unrealized losses at December 31, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position.  There were no held to maturity securities in a continuous unrealized loss position at December 31, 2016:

	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
December 31, 2017
Government agency securities	$(32)	$4,039	$(120)	$3,777	$(152)	$7,816
Mortgage-backed securities
Government sponsored agencies	(359)	23,609	(249)	11,887	(608)	35,496
Corporate debt securities	(15)	5,035	(33)	1,972	(48)	7,007
Total available for sale	$(406)	$32,683	$(402)	$17,636	$(808)	$50,319

Municipal securities	$(19)	$2,232	$—	$—	$(19)	$2,232
Total held to maturity	$(19)	$2,232	$—	$—	$(19)	$2,232

December 31, 2016
Government agency securities	$(136)	$5,317	$—	$—	$(136)	$5,317
Mortgage-backed securities
Government sponsored agencies	(221)	16,231	(90)	2,504	(311)	18,735
Corporate debt securities	(65)	5,147	—	—	(65)	5,147
Total available for sale	$(422)	$26,695	$(90)	$2,504	$(512)	$29,199

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

NOTE 5 - LOANS

The Company's loan portfolio consists primarily of loans to borrowers within Los Angeles and Orange County, California.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company's market area and, as a result, the Company's loan and collateral portfolios are, to some degree, concentrated in those industries.

A summary of the changes in the allowance for loan losses as of December 31 follows:

(dollars in thousands)	2017	2016	2015
Beginning balance	$14,162	$10,023	$8,848
Additions (reductions) to the allowance charged to expense	(1,053)	4,974	1,386
Recoveries on loans charged-off	747	—	211
	13,856	14,997	10,445
Less loans charged-off	(83)	(835)	(422)
Ending balance	$13,773	$14,162	$10,023

The following table presents the recorded investment in loans and impairment method as of December 31, 2017, 2016 and 2015 and the activity in the allowance for loan losses for the years then ended, by portfolio segment:

(dollars in thousands)
December 31, 2017	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning of year	$8,111	$6,051	$—	$14,162
Provisions	1,198	(2,671)	420	(1,053)
Charge-offs	—	(83)	—	(83)
Recoveries	—	747	—	747
	$9,309	$4,044	$420	$13,773
Reserves:
Specific	$—	$—	$—	$—
General	9,309	4,044	420	13,773
Loans acquired with deteriorated credit quality	—	—	—	—
	$9,309	$4,044	$420	$13,773
Loans evaluated for impairment:
Individually	$2,420	$155	$—	$2,575
Collectively	834,152	412,032	—	1,246,184
Loans acquired with deteriorated credit quality	315	—	—	315
	$836,887	$412,187	$—	$1,249,074

December 31, 2016	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning of year	$5,788	$4,235	$—	$10,023
Provisions	2,323	2,651	—	4,974
Charge-offs	—	(835)	—	(835)
Recoveries	—	—	—	—
	$8,111	$6,051	$—	$14,162
Reserves:
Specific	$—	$1,782	$—	$1,782
General	8,111	4,269	—	12,380
Loans acquired with deteriorated credit quality	—	—	—	—
	$8,111	$6,051	$—	$14,162
Loans evaluated for impairment:
Individually	$2,556	$3,577	$—	$6,133
Collectively	744,349	359,234	—	1,103,583
Loans acquired with deteriorated credit quality	730	—	—	730
	$747,635	$362,811	$—	$1,110,446

December 31, 2015	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning of year	$5,696	$3,152	$—	$8,848
Provisions	(108)	1,494	—	1,386
Charge-offs	—	(422)	—	(422)
Recoveries	200	11	—	211
	$5,788	$4,235	$—	$10,023
Reserves:
Specific	$—	$—	$—	$—
General	5,788	4,235	—	10,023
Loans acquired with deteriorated credit quality	—	—	—	—
	$5,788	$4,235	$—	$10,023
Loans evaluated for impairment:
Individually	$1,482	$4,630	$—	$6,112
Collectively	519,963	264,610	—	784,573
Loans acquired with deteriorated credit quality	1,677	—	—	1,677
	$523,122	$269,240	$—	$792,362

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

The risk category of loans by class of loans was as follows as of December 31, 2017 and 2016:

(dollars in thousands)		Special
December 31, 2017	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$91,619	$—	$—	$289	$91,908
Commercial real estate	469,422	19,070	5,416	2,131	496,039
Single-family residential mortgages	248,940	—	—	—	248,940
Commercial:
Other	277,518	2,360	888	—	280,766
SBA	126,759	1,778	2,729	155	131,421
	$1,214,258	$23,208	$9,033	$2,575	$1,249,074

December 31, 2016
Real estate:
Construction and land development	$87,174	$1,932	$—	$303	$89,409
Commercial real estate	475,499	4,562	19,484	2,253	501,798
Single-family residential mortgages	136,206	13,950	6,272	—	156,428
Commercial:
Other	194,227	—	9,616	—	203,843
SBA	151,066	1,934	2,391	3,577	158,968
	$1,044,172	$22,378	$37,763	$6,133	$1,110,446

The following table presents the aging of the recorded investment in past-due loans as of December 31, 2017 and 2016 by class of loans:

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
December 31, 2017	Days	Days	Or More(2)	Past Due	Past Due	Total Loans	Loans(1)
Real estate:
Construction and land development	$—	$—	$—	$—	$91,908	$91,908	$—
Commercial real estate	—	—	—	—	496,039	496,039	—
Single-family residential mortgages	1,175	338	—	1,513	247,427	248,940	—
Commercial:
Other	—	—	—	—	280,766	280,766	—
SBA	—	1,426	84	1,510	129,911	131,421	155
	$1,175	$1,764	$84	$3,023	$1,246,051	$1,249,074	$155
Real estate:
Single-family residential mortgages held for sale	$697	$—	$—	$697	$125,150	$125,847	$—

December 31, 2016
Real estate:
Construction and land development	$—	$—	$—	$—	$89,409	$89,409	$—
Commercial real estate	—	—	—	—	501,798	501,798	—
Single-family residential mortgages	—	—	—	—	156,428	156,428	—
Commercial:
Other	343	—	—	343	203,500	203,843	—
SBA	—	—	3,577	3,577	155,391	158,968	3,577
	$343	$—	$3,577	$3,920	$1,106,526	$1,110,446	$3,577
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$44,345	$44,345	$—

(1)	Included in total loans
(2)	As of December 31, 2017, there was one loan over 90 days past due and still accruing in the amount of $71,000.

Information relating to individually impaired loans presented by class of loans was as follows as of December 31, 2017, 2016 and 2015:

	Unpaid
(dollars in thousands)	Principal	Recorded	Average	Interest	Related
December 31, 2017	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$289	$289	$296	$16	$—
Commercial real estate	2,131	2,131	2,192	297	—
Commercial - SBA	155	155	78	15	—
Total	$2,575	$2,575	$2,566	$328	$—

December 31, 2016
With no related allowance recorded
Construction and land development	$303	$303	$309	$21	$—
Commercial real estate	2,253	2,253	1,710	280	—
Commercial - SBA	18	18	93	—	—
Subtotal	2,574	2,574	2,112	301	—

With an allowance recorded
Commercial - SBA	3,559	3,559	3,559	—	1,782
Total	$6,133	$6,133	$5,671	$301	$1,782

December 31, 2015
With no related allowance recorded
Construction and land development	$315	$315	$320	$4	$—
Commercial real estate	1,167	1,167	1,145	195	—
Commercial - SBA	4,630	4,630	4,545	14	—
Total	$6,112	$6,112	$6,010	$213	$—

No interest income was recognized on a cash basis as of December 31, 2017, 2016 and 2015.

The Company had four and six loans identified as troubled debt restructurings ("TDR's") at December 31, 2017 and 2016, respectively.  There were no specific reserves allocated to the loans as of December 31, 2017.  A specific reserve for $1,782,000 was allocated for one loan as of December 31, 2016.  There were no commitments to lend additional amounts as of December 31, 2017 and 2016, respectively, to customers with outstanding loans that are classified as TDR's.

During the year ended December 31, 2016, the terms of certain loans were modified as TDR's.  The modification of the terms generally included loans where a moratorium on loan payments was granted.  Such moratoriums ranged from three months to six months on the loans restructured in 2016.

The following table presents loans by class modified as TDR's that occurred during the year ended December 31, 2016:

		Pre-	Post-
		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded
December 31, 2016	Loans	Investment	Investment
Commercial real estate	1	$1,047	$1,047

There were no loans modified as TDR’s during the year ended December 31, 2017.

There were no defaults of TDR’s in 2017 and 2016 where the loan was modified within the prior twelve months.

The Company has purchased loans as part of its whole bank acquisitions, for which there was at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

The outstanding balance and carrying amount of purchased credit-impaired loans as of December 31 were as follows:

(dollars in thousands)	2017	2016
Outstanding balance	$322	$878
Carrying amount	$315	$730

For these purchased credit-impaired loans, the Company did not increase the allowance for loan losses during 2017 or 2016 as there were no significant reductions in the expected cash flows.

Below is a summary of activity in the accretable yield on purchased credit-impaired loans for 2017, 2016 and 2015:

(dollars in thousands)	2017	2016	2015
Beginning balance	$142	$349	$574
Disposals	—	—	(99)
Restructuring as TDR	—	(22)	—
Accretion of income	(135)	(185)	(126)
Ending balance	$7	$142	$349

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets.  The principal balances as of December 31 are as follows:

(dollars in thousands)	2017	2016
Loans serviced for others:
Mortgage loans	$384,437	$259,207
SBA loans	$175,919	$110,263

Activity for servicing assets follows:

	2017		2016		2015
	Mortgage	SBA	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of year	$1,002	$2,702	$298	$1,807	$—	$720
Additions	1,115	2,628	912	1,353	329	1,268
Disposals	(172)	(367)	—	—	—	—
Amortized to expense	(405)	(546)	(208)	(458)	(31)	(181)
End of period	$1,540	$4,417	$1,002	$2,702	$298	$1,807

The fair value of servicing assets for mortgage loans was $2,538,000 and $1,184,000 as of December 31, 2017 and 2016, respectively.  Fair value at December 31, 2017 was determined using a discount rate of 12.50%, prepayment speeds ranging from 20.00% to 21.79%, depending on the stratification of the specific right, and a weighted-average default rate of 0.25%. Fair value at December 31, 2016 was determined using a discount rate of 12.50%, prepayment speeds ranging from 20.74% to 22.90%, depending on the stratification of the specific right, and a weighted-average default rate of 0.25%.

The fair value of servicing assets for SBA loans was $5,915,000 and $3,142,000 as of December 31, 2017 and 2016, respectively.  Fair value at December 31, 2017 was determined using a discount rate of 8.50%, prepayment speeds ranging from 11.40% to 13.78%, depending on the stratification of the specific right, and a weighted-average default rate of 0.98%. Fair value at December 31, 2016 was determined using a discount rate of 8.50% and prepayment speeds ranging from 7.20% to 12.80%, depending on the stratification of the specific right.

Servicing fees net of servicing asset amortization totaled $722,000, $615,000, and $272,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

NOTE 7 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

(dollars in thousands)	2017	2016
Land	$2,956	$2,956
Building and improvements	2,467	2,467
Furniture, fixtures, and equipment	3,222	2,950
Leasehold improvements	2,872	2,865
	11,517	11,238
Less accumulated depreciation and amortization	(5,359)	(4,673)
Construction in progress	425	20
	$6,583	$6,585

Depreciation and amortization expense was $686,000, $750,000, and $625,000 for 2017, 2016, and 2015, respectively.

The Company leases several of its operating facilities under various noncancellable operating leases expiring at various dates through 2028.  The Company is also responsible for common area maintenance, taxes and insurance at the various branch locations.

Future minimum rent payments on the Company's leases were as follows as of December 31, 2017:

(dollars in thousands)
Year ending December 31:
2018	$1,857
2019	1,625
2020	1,396
2021	1,312
2022	1,029
Thereafter	4,102
$11,321

The minimum rent payments shown above are given for the existing lease obligations and are not a forecast of future rental expense.  Total rental expense, recognized on a straight-line basis, was $1.5 million, $1.6 million, and $1.2 million for 2017, 2016, and 2015, respectively.

The lease for the Company’s downtown headquarters expires in May 2018. In October 2017 the Company signed a lease for a new headquarters office at 1055 Wilshire Boulevard, Suite 1220, Los Angeles, California 90017, which the Company expects to occupy by June 2018. In February 2018 the Company signed a lease for a new office in Irvine which the Company expects to occupy in May 2018.  In September 2017 the Company signed a lease to occupy a new location in Oxnard which the Company occupied on March 26, 2018. The future payments for all of the new leases are included in the schedule above.

NOTE 8 - DEPOSITS

At December 31, 2017 the scheduled maturities of time deposits are as follows:

(dollars in thousands)
One year	$627,665
Two to three years	12,263
$639,928

NOTE 9 - LONG-TERM DEBT

At December 31, 2017 and 2016, respectively, long-term debt – 6.5% fixed-to-floating subordinated debentures, due March 31, 2026 – were as follows:

(dollars in thousands)	2017	2016
Principal	$50,000	$50,000
Unamortized debt issuance costs	$472	$617

In March 2016, the Company issued $50 million of 6.5% fixed to floating rate subordinated debentures, due March 31, 2026. The interest rate is fixed through March 31, 2021 and floats at 3 month LIBOR plus 516 basis points thereafter.  The Company can redeem these subordinated debentures beginning March 31, 2021.  The sub-debt is considered Tier-two capital at the Company. The Company allocated $35 million to the Bank as Tier-one capital.

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Bancorp, acquired TFC Statutory Trust.  The Trust contained a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC Bancorp issued $5,000,000 of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore the trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition which was $3,255,000. There was a $1,900,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The amount of amortization expense recognized in 2017 was $90,000 and in 2016 was $79,000.   The Company also purchased an investment in the common stock of the trust for $155,000 which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Federal Reserve Bank on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.65%, which was 3.24% at December 31, 2017.

In July 2017, British banking regulators announced plan to eliminate the LIBOR rate by the end of 2021, before these subordinated notes and debentures mature.  For these subordinated notes and debentures, there are provisions for amendments to establish a new interest rate benchmark.

NOTE 11 - BORROWING ARRANGEMENTS

The Company has established secured and unsecured lines of credit.  The Company may borrow funds from time to time on a term or overnight basis from the Federal Home Loan Bank of San Francisco ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB") and other financial institutions as indicated below.

Federal Funds Arrangements with Commercial Banks.  As of December 31, 2017 the Company may borrow on an unsecured basis, up to $20 million, $10 million, $12 million and $5 million overnight from Zions Bank, Wells Fargo Bank, First Tennessee National Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements.  As of December 31, 2017 the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2 million.

FRB Secured Line of Credit.  The secured borrowing capacity of $14 million at December 31, 2017 is collateralized by loans pledged with a carrying value of $25.8 million.

FHLB Secured Line of Credit.  The secured borrowing capacity of $323.3 million at December 31, 2017 is collateralized by loans pledged with a carrying value of $368.1 million.

At December 31, 2017, the Company had $25.0 million in short-term borrowings with the FHLB at 1.41% which was repaid on January 2, 2018.  There were no amounts outstanding under any of the other borrowing arrangements above as of December 31, 2017 and 2016.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income tax expense consists of the following:

(dollars in thousands)	2017	2016	2015
Current:
Federal	$12,097	$9,345	$5,662
State	3,773	2,841	1,973
	15,870	12,186	7,635
Deferred	2,492	1,289	1,361
Deferred tax adjustment for enacted change in tax rate	2,591	—	—
Affordable housing tax credits	316	14	—
	$21,269	$13,489	$8,996

A comparison of the federal statutory income tax rates to the Company's effective income tax rates as of December 31 follows:

	2017		2016		2015
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory federal tax	$16,379	35.0%	$11,399	35.0%	$7,469	34.0%
State franchise tax, net of federal benefit	3,135	6.7%	2,281	7.0%	1,550	7.1%
Tax-exempt income	(297)	-0.6%	(202)	-0.6%	(203)	-0.9%
Tax impact from enacted change in tax rate	2,591	5.5%	—	0.0%	—	0.0%
Other items, net	(539)	-1.2%	11	0.0%	180	0.8%
Actual tax expense	$21,269	45.4%	$13,489	41.4%	$8,996	41.0%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”).  Among other changes, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%.   The Company has recorded an income tax expense of $2.6 million related to the re-measurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%.

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying balance sheets as of December 31:

(dollars in thousands)	2017	2016
Deferred tax assets:
Pre-opening expenses	$173	$287
Allowance for loan losses	4,072	5,954
Stock-based compensation	1,973	2,576
Off balance sheet reserve	83	254
Operating loss carryforwards	285	693
Other real estate owned	10	17
Acquisition accounting fair value adjustments	—	1,779
Unrealized loss on AFS securities	186	186
Other	1,968	2,520
	8,750	14,266
Deferred tax liabilities:
Depreciation	(511)	(917)
Acquisition accounting fair value adjustments	(145)	—
Other	(2,008)	(2,252)
	(2,664)	(3,169)
Net deferred tax assets	$6,086	$11,097

The Company has net operating loss carryforwards from acquisitions of approximately $37,000 for federal income and approximately $3.2 million for California franchise tax purposes.  Net operating loss carry forwards, to the extent not used will begin to expire in 2027.  Net operating loss carryforwards available from acquisitions are substantially limited by Section 382 of the Internal Revenue Code and benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carryforward amounts noted above.  The Company acquired operating loss carryforwards in its acquisitions that were subject to limitations under Section 382 of the Internal Revenue Code.  The amount of net operating loss carry forwards the Company was able to utilize amounted to $3.8 million and $11.4 million for federal income and California franchise tax purposes, respectively. These operating loss carryforwards expire in 2031 through 2033.

The Company is subject to federal income tax and franchise tax of the state of California.  Income tax returns for the years ended after December 31, 2013 are open to audit by the federal authorities and for the years ended after December 31, 2012 are open to audit by California state authorities.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2017, 2016, and 2015, respectively.  The Company has determined that as of December 31, 2017 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the consolidated financial statements.

NOTE 13 - COMMITMENTS

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

As of December 31, 2017 and 2016, the Company had the following financial commitments whose contractual amount represents credit risk:

	2017		2016
	Fixed	Variable	Fixed	Variable
(dollars in thousands)	Rate	Rate	Rate	Rate
Commitments to make loans	$19,438	$82,522	$54,812	$13,191
Unused lines of credit	58,291	40,926	38,943	53,435
Commercial and similar letters of credit	3,013	—	8,966	—
Standby letters of credit	1,225	350	1,100	150
	$81,967	$123,798	$103,821	$66,776

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

(dollars in thousands)	2017	2016
Beginning balance	$3,445	$3,971
New loans and advances	2,200	1,274
Repayments	(3,345)	(1,800)
Ending balance	$2,300	$3,445

Loan commitments outstanding to executive officers, directors and their related interests with whom they are associated totaled approximately $2.1 million and $2.3 million as of December 31, 2017 and 2016, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2017 and 2016 were $43.8 million and $37.2 million.

NOTE 15- STOCK OPTION PLAN

Under the terms of the Company's 2017 Omnibus Stock Incentive Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and organizers, who are not also an officer or employee, may only be granted nonqualified stock options.  The Plan provides for options to purchase up to 30 percent of the outstanding common stock at a price not less than 100 percent of the fair market value of the stock on the date of the grant.  Stock options expire no later than ten years from the date of the grant and generally vest over three years.

At December 31, 2017, 1,586,541 shares were available under the 2017 Omnibus Stock Incentive Plan for future grants.

The Company adopted ASU 2016-09 in 2017 where all excess tax benefits and tax deficiencies from share based payments are recognized as income tax expense or benefit in the income statement instead of the previous accounting which credited excess tax benefits to additional paid-in capital and tax deficiencies as a charge to income tax expense or as an offset to accumulated excess tax benefits, if any.

The Company recognized stock-based compensation expense of $779,000, $894,000, and $1.5 million in 2017, 2016, and 2015 and recognized income tax benefits on that expense of $246,000, $267,000, and $482,000, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions presented below for 2016 and 2015.  There were no stock options granted in 2017.

	2016	2015
Expected volatility	35.0%	35.0%
Expected term	6.0 years	6.0 years
Expected dividends	None	None
Risk free rate	1.93%	1.84%
Grant date fair value	$6.76	$6.29

Since the Company had a limited amount of historical stock activity in 2016, the expected volatility was based on the historical volatility of similar banks that had a longer trading history.  The expected term represents the estimated average period of time that the options remain outstanding.  Since the Company did not have sufficient historical data on the exercise of stock options in 2016, the expected term was based on the "simplified" method that measures the expected term as the average of the vesting period and the contractual term.  The risk free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds over the expected term of the options.

A summary of the status of the Company's stock option plan as of December 31, 2017 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for share amounts)	Shares	Price	Term	Value
Outstanding at beginning of year	2,495,134	$11.26
Granted	—	$—
Exercised	(223,334)	$10.28
Forfeited or expired	(10,000)	$18.25
Outstanding at end of year	2,261,800	$11.32	3.8 years	$36,297
Options exercisable	2,097,804	$10.80	3.4 years	$34,755

As of December 31, 2017 there was approximately $637,000 of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted-average period of 1.2 years.  The intrinsic value of options exercised was $2,808,000, $216,000, and $231,000 in 2017, 2016, and 2015, respectively.

The total fair value of the shares vested was $930,000, $1,511,000, and $1,454,000 in 2017, 2016, and 2015, respectively.  The number of nonvested stock options were 163,996 and 328,826 with a weighted average grant date fair value of $6.53 and $6.28 as of December 31, 2017 and 2016.

Cash received from the exercise of 223,334 share options was $2.3 million for the period ended December 31, 2017 with a related tax benefit of $573,000.

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

In July, 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks.  The new rules became effective on January 1, 2015, with certain of the requirements phased-in over a multi-year schedule.  Under the rules, minimum requirements increased for both the quantity and quality of capital held by the Bank.  The rules include a new common equity Tier 1 ("CET1") capital to risk-weighted assets ratio with minimums for capital adequacy and prompt corrective action purposes of 4.5% and 6.5%, respectively.  The minimum Tier 1 capital to risk-weighted assets ratio was raised from 4.0% to 6.0% under the capital adequacy framework and from 6.0% to 8.0% to be well-capitalized under the prompt corrective action framework.  In addition, the rules introduced the concept of a "conservation buffer" of 2.5% applicable to the three capital adequacy risk-weighted asset ratios (CET1, Tier 1, and Total).  The conservation buffer will be phased-in on a pro rata basis over a four year period beginning in 2016.  If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

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

The Company’s capital conservation buffer for 2017 is 11.80%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes, as of December 31, 2017 and 2016, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2017, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category).  To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The following table sets forth RBB Bancorp's consolidated and the Bank's actual capital amounts and ratios and related regulatory requirements for the Bank as of December 31, 2017:

			Amount of Capital Required
					To Be Well-
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Tier 1 Leverage Ratio
Consolidated	$238,219	14.35%	NA	NA	NA	NA
Bank	$232,765	14.50%	$64,214	4.0%	$80,267	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$234,794	17.54%	NA	NA	NA	NA
Bank	$232,765	17.42%	$60,122	4.5%	$86,843	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$238,219	17.80%	NA	NA	NA	NA
Bank	$232,765	17.42%	$80,163	6.0%	$106,884	8.0%
Total Risk-Based Capital Ratio
Consolidated	$301,802	22.55%	NA	NA	NA	NA
Bank	$246,820	18.47%	$106,884	8.0%	$133,605	10.0%

The following table sets forth RBB Bancorp's consolidated and the Bank's actual capital amounts and ratios and related regulatory requirements for the Bank as of December 31, 2016:

			Amount of Capital Required
					To Be Well-
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Tier 1 Leverage Ratio
Consolidated	$153,682	10.99%	NA	NA	NA	NA
Bank	$178,645	12.81%	$55,777	4.0%	$69,722	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$150,786	13.30%	NA	NA	NA	NA
Bank	$178,645	15.81%	$50,860	4.5%	$73,464	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$153,682	13.55%	NA	NA	NA	NA
Bank	$178,645	15.81%	$67,813	6.0%	$90,417	8.0%
Total Risk-Based Capital Ratio
Consolidated	$217,244	19.16%	NA	NA	NA	NA
Bank	$192,784	17.06%	$90,417	8.0%	$113,021	10.0%

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

Appraisals for other real estate owned are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered.  No significant adjustments to appraised values have been made as a result of this comparison process as of December 31, 2017.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at December 31, 2017 and 2016:

(dollars in thousands)	Fair Value Measurements Using:
December 31, 2017	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$7,816		$7,816
Mortgage-backed securities				—
Government sponsored agencies		39,215		39,215
Corporate debt securities		17,926		17,926
	$—	$64,957	$—	$64,957
On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293
December 31, 2016
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$5,317		5,317
Mortgage-backed securities
Government sponsored agencies		23,640		23,640
Corporate debt securities		10,320		10,320
	$—	$39,277	$—	$39,277
On a non-recurring basis:
Other real estate owned	$—	$—	$833	$833

No write-downs to OREO were recorded in 2017 or 2016.

Quantitative information about the Company's non-recurring Level 3 fair value measurements as of December 31, 2017 and 2016 is as follows:

					Weighted-
(dollars in thousands)	Fair Value	Valuation	Unobservable	Adjustment	Average
December 31, 2017	Amount	Technique	Input	Range	Adjustment
Other real estate owned	$293	Third party appraisals	Management adjustments to reflect current conditions and selling costs	21%	21%

December 31, 2016
Other real estate owned	$833	Third party appraisals	Management adjustments to reflect current conditions and selling costs	10% - 15%	12%

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

Deposits

The fair values disclosed for demand deposits, including interest and non-interest demand accounts, savings, and certain types of money market accounts are, by definition based on carrying value.  Fair value for fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits.  Early withdrawal of fixed-rate certificates of deposit is not expected to be significant

FHLB Advances

The carrying amounts of short-term debt with maturities of less than ninety days, such as FHLB Advances, approximate their fair values.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at December 31, 2017 and 2016 are summarized as follows:

		2017		2016
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$70,048	$70,048	$74,213	$74,213
Federal funds sold and other cash equivalents	Level 1	80,000	80,000	44,500	44,500
Interest-earning deposits in other financial institutions	Level 1	600	600	345	345
Investment securities - AFS	Level 2	64,957	64,957	39,277	39,277
Investment securities - HTM	Level 2	10,009	10,250	6,214	6,553
Mortgage loans held for sale	Level 2	125,847	128,972	44,345	45,433
Loans, net	Level 3	1,235,301	1,236,289	1,096,284	1,095,944
Financial Liabilities:
Deposits	Level 2	$1,337,281	$1,336,353	$1,152,763	$1,140,707
FHLB advances	Level 2	25,000	25,000	—	—
Long-term debt	Level 2	49,528	44,319	49,383	48,447
Subordinated debentures	Level 3	3,424	3,348	3,334	3,334

NOTE 19 - EARNINGS PER SHARE ("EPS")

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

	2017		2016		2015
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$25,528		$19,079		$12,973
Shares outstanding		15,908,893		12,827,803		12,770,571
Impact of weighting shares		(1,830,612)		(26,813)		(8,739)
Used in basic EPS	25,528	14,078,281	19,079	12,800,990	12,973	12,761,832
Dilutive effect of outstanding
Stock options		1,160,084		894,910		790,850
Used in dilutive EPS	$25,528	15,238,365	$19,079	13,695,900	$12,973	13,552,682

Basic earnings per common share	$1.81		$1.49		$1.02
Diluted earnings per common share	$1.68		$1.39		$0.96

Stock options for 321,000 and 139,225 shares of common stock were not considered in computing diluted earnings per common share for 2016 and 2015, respectively, because they were anti-dilutive.  There were no anti-dilutive stock options in 2017.

NOTE 20 - STOCK DIVIDENDS

The Company issued a 2.5% stock dividend in 2015.  No stock dividends were issued in 2017 or 2016.  The per share data in the statements of income and the footnotes have been adjusted to give retroactive effect to these dividends.

NOTE 21 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified affordable housing projects in 2016.  At December 31, 2017 the balance of the investment for qualified affordable housing projects was $5,670,000.  This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $4,194,000 at December 31, 2017.  The Company expects to fulfill these commitments during the year ending 2027.

During the years ending December 31, 2017 and 2016, the Company recognized amortization expense of $316,000 and $14,000, respectively, which was included within income tax expense on the consolidated statements of income.

During the years ended December 31, 2017 and 2016, the Company recognized tax credits from its investment in affordable housing tax credits of $275,000 and $6,000, respectively. The Company had no impairment losses during the years ended December 31, 2017 and 2016.

Additionally, during the years ended December 31, 2017 and 2016, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $275,000 and $12,000, respectively.

NOTE 22 - PARENT ONLY CONDENSED FINANCIAL INFORMATION

(Dollars in Thousands)	2017	2016
ASSETS
Cash and cash equivalents	$45,769	$17,497
Investment in Bank	263,022	209,727
Investment in RAM	6,268	6,125
Other assets	3,538	1,455
Total assets	$318,597	$234,804

LIABILITIES AND SHAREHOLDERS' EQUITY
Long term debt	49,528	49,383
Subordinated debentures	3,424	3,334
Other liabilities	36	8
Total liabilities	52,989	52,725
Shareholders' equity:
Common stock	205,927	142,651
Additional paid-in capital	8,426	8,417
Retained earnings	51,697	31,278
Accumulated other comprehensive income (loss)	(443)	(267)
Total shareholders' equity	265,608	182,079
Total liabilities and shareholders' equity	$318,597	$234,804

(Dollars in Thousands)	2017	2016	2015
Interest expense	$3,629	$2,728	$—
Noninterest expense	704	123	298
Loss before equity in undistributed income of subsidiaries	(4,334)	(2,851)	(298)
Equity in undistributed income of:
Bank	27,620	20,483	12,310
RAM	143	274	804
Income before income taxes	23,430	17,906	12,816
Income tax benefit	2,036	1,173	125
Net income	25,466	19,079	12,941
Other comprehensive income (loss)	(104)	(74)	(141)
Total comprehensive income	$25,362	$19,005	$12,800

(Dollars in Thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$25,466	$19,079	$12,941
Net amortization of other	235	188	—
Provision for deferred income taxes	1,807	(1,172)	(125)
Undistributed income of subsidiaries	(27,763)	(20,757)	(13,114)
Change in other assets and liabilities	(3,861)	(159)	135
	(4,116)	(2,821)	(163)
Cash flows from investment activities:
Outlays for business acquisitions	—	(839)	—
Investment in subsidiaries	(25,000)	(35,000)	5,000
	(25,000)	(35,839)	5,000
Cash flows from financing activities:
Issuance of subordinated debentures, net of issuance costs	—	49,274	—
Issuance of common stock, net of issuance costs	60,210	—	—
Dividends paid	(5,118)	(2,554)	(3,114)
Stock options exercised	2,296	585	470
	57,388	47,305	(2,644)
Increase in cash and cash equivalents	28,272	8,645	2,193
Cash and cash equivalents beginning of year	17,497	8,852	6,659
Cash and cash equivalents end of year	$45,769	$17,497	$8,852

NOTE 23 – SUBSEQUENT EVENTS

On January 17, 2018, the Company announced that the Board of Directors had declared a cash dividend of $0.08 per common share.  The cash dividend is payable on February 15, 2018 to stockholders of record at the close of business on January 31, 2018 in the amount of $1,275,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2017, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2017 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information can be found in the sections titled “Proposal 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2018 annual meeting of shareholders to be filed within 120 days after December 31, 2017, which is incorporated herein by reference.

Item 11. Executive Compensation.

This information can be found in the sections titled “Executive Compensation” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2018 annual meeting of shareholders to be filed within 120 days after December 31, 2017, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans. The following table discloses the number of outstanding options, warrants and rights granted to participants by the Company under our equity compensation plans, as well as the number of securities remaining available for future issuance under these plans as of December 31, 2017. The table provides this information separately for equity compensation plans that have and have not been approved by security holders.  Additional information regarding stock incentive plans is presented in Note 15 to the Consolidated Financial Statements included pursuant to Item 8.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information can be found in the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2018 annual meeting of shareholders to be filed within 120 days after December 31, 2017, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

This information can be found in the section titled “Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2018 annual meeting of shareholders to be filed within 120 days after December 31, 2017, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

(b)	Financial Statement Schedules

All schedules have been omitted as not applicable or not required under the rules of Regulation S-X.

EXHIBIT INDEX

Exhibit Number	Description

1.1	Form of Underwriting Agreement[1]

2.1	Agreement and Plan of Merger dated November 10, 2015 between TFC Holding Company, TomatoBank, RBB Bancorp and Royal Business Bank[1]

3.1	Articles of Incorporation of RBB Bancorp[1]

3.2	Bylaws of RBB Bancorp[1]

4.1	Specimen common stock certificate of RBB Bancorp[1]

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	Employment Agreement dated April 12, 2017 between RBB Bancorp, Royal Business Bank and Alan Thian1 2

10.2	Employment Agreement dated April 12, 2017 between RBB Bancorp, Royal Business Bank and David Morris1 2

10.3	Employment Agreement dated April 12, 2017 between RBB Bancorp, Royal Business Bank and Simon Pang1 2

10.4	RBB Bancorp 2010 Stock Option Plan1 2

10.5	Form of Stock Option Award under the RBB Bancorp 2010 Stock Option Plan1 2

10.6	RBB Bancorp 2017 Omnibus Stock Incentive Plan1 2

10.7	Form of Stock Option Award Terms under the RBB Bancorp 2017 Omnibus Stock Incentive Plan1 2

10.8	Form of Stock Appreciation Rights Award under the RBB Bancorp 2017 Omnibus Stock Incentive Plan1 2

10.9	Form of Deferred Stock Award Agreement under the RBB Bancorp 2017 Omnibus Stock Incentive Plan1 2

10.10	Form of Restricted Stock Award Agreement under the RBB Bancorp 2017 Omnibus Stock Incentive Plan1 2

10.11	Form of Performance Share Award Agreement under the RBB Bancorp 2017 Omnibus Stock Incentive Plan1 2

10.12	Form of Indemnification Agreements entered into with all of the directors and executive officers of RBB Bancorp1 2

10.13	Form of Indemnification Agreement entered into with all of the former directors and executive officers of TFC Holding Company1 2

21.1	Subsidiaries of RBB Bancorp[1]

23.1	Consent of Vavrinek Trine Day & Co., LLP

23.2	Consent of Loren P. Hansen, APC[1]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Previously filed.
2	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 30, 2018.

RBB BANCORP

By:	/s/ Yee Phong (Alan) Thian
Name:	Yee Phong (Alan) Thian
Title:	Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yee Phong (Alan) Thian	Director (Chairman); Chief Executive Officer and President (principal executive officer)	March 30, 2018
Yee Phong (Alan) Thian

/s/ David Morris	Executive Vice President; Chief Financial Officer (principal financial and accounting officer)	March 30, 2018
David Morris

/s/ Peter M. Chang	Director	March 30, 2018
Peter M. Chang

/s/ Wendell Chen	Director	March 30, 2018
Wendell Chen

/s/ Pei-Chin (Peggy) Huang	Director	March 30, 2018
Pei-Chin (Peggy) Huang

/s/ James W. Kao	Director	March 30, 2018
James W. Kao

/s/ Ruey-Chyr Kao	Director	March 30, 2018
Ruey-Chyr Kao

/s/ Chie-Min (Christopher) Koo	Director	March 30, 2018
Chie-Min (Christopher) Koo

/s/ Christopher Lin	Director	March 30, 2018
Christopher Lin

/s/ Ko-Yen Lin	Director	March 30, 2018
Ko-Yen Lin

/s/ Paul Lin	Director	March 30, 2018
Paul Lin

/s/ Feng (Richard) Lin	Director	March 30, 2018
Feng (Richard) Lin

/s/ Fui Ming (Catherine) Thian	Director	March 29, 2018
Fui Ming (Catherine) Thian