Form 10-Q
period 2018-03-31
RBB Bancorp
filed 2018-05-15
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018 or

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

Number of shares of common stock of the registrant: 16,382,779 outstanding as of May 11, 2018.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017 (AUDITED)

(In thousands, except share amounts)

	March 31	December 31,
	2018	2017
Assets
Cash and due from banks	$53,535	$70,048
Federal funds sold and other cash equivalents	25,000	80,000
Cash and cash equivalents	78,535	150,048

Interest-earning deposits in other financial institutions	600	600

Securities:
Available for sale	82,848	64,957
Held to maturity (fair value of $10,020 and $10,250 at March 31, 2018 and December 31, 2017, respectively)	9,998	10,009
Mortgage loans held for sale	183,391	125,847

Loans held for investment:
Real estate	$871,073	$839,230
Commercial	391,614	410,812
Total loans	1,262,687	1,250,042
Unaccreted discount on acquired loans	(2,410)	(2,762)
Deferred loan costs (fees), net	1,651	1,794
	1,261,928	1,249,074
Allowance for loan losses	(13,957)	(13,773)
Net loans	1,247,971	1,235,301

Premises and equipment	6,687	6,583
Federal Home Loan Bank (FHLB) stock	6,770	6,770
Net deferred tax assets	6,460	6,086
Income tax receivable	272	272
Other real estate owned (OREO)	293	293
Cash surrender value of life insurance	32,980	32,782
Goodwill	29,940	29,940
Servicing assets	5,979	5,957
Core deposit intangibles	1,357	1,438
Accrued interest and other assets	21,023	14,176
Total assets	$1,715,104	$1,691,059

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2018 (UNAUDITED) AND DECEMBER 31, 2017 (AUDITED) (CONTINUED)

(In thousands, except share amounts)

	March 31,	December 31,
Liabilities and Shareholders’ Equity	2018	2017
Deposits:
Noninterest-bearing demand	$316,047	$285,690
Savings, NOW and money market accounts	399,892	411,663
Time deposits under $250,000	292,887	293,471
Time deposits $250,000 and over	364,678	346,457
Total deposits	1,373,504	1,337,281

Reserve for unfunded commitments	575	282
Income tax payable	1,563	—
FHLB advances	—	25,000
Long-term debt	49,564	49,528
Subordinated debentures	3,447	3,424
Accrued interest and other liabilities	10,629	10,368
Total liabilities	1,439,282	1,425,883

Commitments and contingencies - Note 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 16,288,928 shares issued and outstanding at March 31, 2018 and 15,908,893 shares at December 31,2017	210,595	205,927
Additional paid-in capital	7,429	8,426
Retained earnings	58,838	51,266
Accumulated other comprehensive income (loss) - net unrealized loss on securities available for sale, net of tax of $437 at March 31, 2018 and $186 at December 31, 2017	(1,040)	(443)
Total shareholders’ equity	275,822	265,176
	$1,715,104	$1,691,059

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Interest and dividend income:
Interest and fees on loans	$19,074	$16,033
Interest on interest-earning deposits	187	151
Interest on investment securities	560	278
Dividend income on FHLB stock	119	153
Interest on federal funds sold and other	237	144
Total interest income	20,177	16,759
Interest expense:
Interest on savings deposits, now and money market accounts	702	474
Interest on time deposits	2,046	1,849
Interest on subordinated debentures and other	913	905
Interest on other borrowed funds	71	17
Total interest expense	3,732	3,245
Net interest income	16,445	13,514
Provision for credit losses	184	—

Net interest income after provision for credit losses	16,261	13,514
Noninterest income:
Service charges, fees and other	466	460
Gain on sale of loans	1,815	1,497
Loan servicing fees, net of amortization	(31)	262
Recoveries on loans acquired in business combinations	6	28
Increase in cash surrender value of life insurance	199	185
	2,455	2,432
Noninterest expense:
Salaries and employee benefits	4,951	4,183
Occupancy and equipment expenses	791	744
Data processing	473	352
Legal and professional	258	(387)
Office expenses	171	154
Marketing and business promotion	203	182
Insurance and regulatory assessments	210	205
Amortization of intangibles	81	94
OREO expenses	7	14
Other expenses	1,144	1,037
	8,289	6,578
Income before income taxes	10,427	9,368
Income tax expense	1,580	3,875
Net income	$8,847	$5,493

Net income per share
Basic	$0.55	$0.43
Diluted	$0.52	$0.40
Cash dividends declared per common share	$0.08	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$8,847	$5,493

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Change in unrealized gains (losses)	(853)	115
Related income tax effect:
Change in unrealized gains (losses)	256	(47)

Total other comprehensive income	(597)	68

Total comprehensive income	$8,250	$5,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2018	15,908,893	$205,927	$8,426	$51,266	$(443)	$265,176
Net income				8,847		8,847
Stock-based compensation			131			131
Cash dividend				(1,275)		(1,275)
Stock options exercised	380,035	4,668	(1,128)			3,540
Other comprehensive income, net of taxes					(597)	(597)
Balance at March 31, 2018	16,288,928	$210,595	$7,429	$58,838	$(1,040)	$275,822

Balance at January 1, 2017	12,827,803	$142,651	$8,417	$30,784	$(267)	$181,585
Net income				5,493		5,493
Stock-based compensation			198			198
Cash dividend				(3,848)		(3,848)
Other comprehensive income, net of taxes					68	68
Balance at March 31, 2017	12,827,803	$142,651	$8,615	$32,429	$(199)	$183,496

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net income	$8,847	$5,493
Adjustments to reconcile net income to net cash from
Operating activities:
Depreciation and amortization of premises, equipment and intangibles	295	338
Net (accretion) of securities, loans, deposits, and other	(88)	(1,020)
Provision for loan losses	184	—
Stock-based compensation	131	198
Gain on sale of loans	(1,815)	(1,497)
Increase in cash surrender value of life insurance	(198)	(185)
Loans originated and purchased for sale	(88,790)	(43,500)
Proceeds from loans sold	57,453	24,780
Other items	2,478	2,950
Net cash used in operating activities	(21,503)	(12,443)
Investing activities
Decrease in interest-earning deposits	—	245
Securities available for sale:
Purchases	(24,920)	(1,000)
Maturities, prepayments and calls	6,126	1,152
Purchase of FHLB stock and other equity securities, net	(4,549)	(5)
Purchase of investment in qualified affordable housing projects	(2,500)	—
Net increase in loans	(37,377)	(30,712)
Purchase of life insurance	—	(10,000)
Purchases of premises and equipment	(277)	(124)
Net cash used in investing activities	(63,497)	(40,444)
Financing activities
Net increase in demand deposits and savings accounts	18,586	70,270
Net increase in time deposits	17,636	25,299
Net (decrease) increase in FHLB advances	(25,000)	10,000
Cash dividends paid	(1,275)	(3,848)
Exercise of stock options	3,540	—
Net cash from financing activities	13,487	101,721
Net (decrease) increase in cash and cash equivalents	(71,513)	48,834
Cash and cash equivalents at beginning of period	150,048	118,713
Cash and cash equivalents at end of period	$78,535	$167,547
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$2,873	$2,456
Non-cash investing and financing activities:
Transfer of loans to held for sale	$23,989	$25,046
Net change in unrealized holding gain on securities available for sale	$(853)	$115

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of RBB Bancorp and its wholly-owned subsidiaries Royal Business Bank (Bank) and RBB Asset Management Company (RAM), collectively referred to herein as "the Company", “we”, “our” or “us”.  All significant intercompany accounts and transactions have been eliminated in consolidation.  RBB Bancorp has no significant business activity other than its investments in Royal Business Bank and RAM.

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting.  The accompanying unaudited consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments. That, in the opinion of management, are necessary to reflect a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results for the full year.  These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).

The Company accounts for its investments in its wholly owned special purpose TFC Statutory Trust under the equity method whereby the subsidiary's net earnings are recognized in the Company's statement of income.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 2 – Summary of Significant Policies in our consolidated financial statements included in our 2017 Annual Report.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606).  This Update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.  The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and one year later for nonpublic business entities.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The Company plans to adopt ASU 2014-09 on January 1, 2019 utilizing the modified retrospective approach.  Since the guidance does not apply to revenue associated with financial instruments such as loans and investments, which are accounted for under other provisions of GAAP, we do not expect it to impact interest income, our largest component of income.  The Company will perform an overall assessment of revenue streams potentially affected by the ASU, including certain deposit related fees and interchange fees, to determine the impact this guidance will have on our consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).  Changes made to the current measurement model primarily affect the accounting for equity securities and readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and one year later for nonpublic business entities.  Based upon an evaluation of the guidance in ASU 2016-01 the Company determined the ASU will not have a material impact on the Company’s consolidated financial statements as the accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  The Company adopted this ASU as of January 1, 2018 but will continue to monitor any updates to the guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance.  The amendments in this Update are effective for interim and annual periods beginning after December 15, 2018, for public business entities and one year later for all other entities.  The Company has several lease agreements which are currently considered operating leases and are therefore not included on the Company’s Consolidated Balance Sheets.  Under the new guidance the Company expects that some of the lease agreements will have to be recognized on the Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability.  Based upon a preliminary evaluation the Company expects that the ASU will have an impact on the Company’s Consolidated Balance Sheets.  The Company will continue to evaluate how extensive the impact will be under the ASU on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718.)  ASU 2016-09 includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Under ASU 2016-09, excess tax benefits and certain tax deficiencies will no longer be recorded in additional paid-in capital (APIC).  Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated.  In addition, the guidance requires excess tax benefits be presented as an operating activity on the statement of cash flows rather than as a financing activity.  ASU 2016-09 also permits an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards.  Forfeitures can be estimated, as required today, or recognized when they occur.  This guidance is effective for public business entities for interim and annual reporting periods beginning after December 15, 2016, and for nonpublic business entities annual reporting periods beginning after December 15, 2017, and interim periods within the reporting periods beginning after December 15, 2018.  Early adoption is permitted, but all of the guidance must be adopted in the same period.  The Company early adopted the ASU as of January 1, 2017. The Company plans to recognize forfeitures as they occur.  The early adoption of the ASU did not have a material effect on the company’s financial statements or disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (Topic 326).  This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income.  In issuing the standard, the FASB is responding to criticism that today's guidance delays recognition of credit losses.  The standard will replace today's "incurred loss" approach with an "expected loss" model.  The new model, referred to as the current expected credit loss (CECL) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures.  This includes, but is not limited to, loans, leases, held to maturity securities, loan commitments, and financial guarantees.  The CECL model does not apply to available for sale (AFS) debt securities.  For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today.  The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans.  ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses.  In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.  ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, for SEC filers, one year later for non SEC filing public business entities and annual reporting periods beginning after December 15, 2020, for nonpublic business entities and interim periods within the reporting periods beginning after December 15, 2021.  Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).  The Company has begun its evaluation of the impact of the implementation of ASU 2016-13.   The implementation of the provisions of ASU No. 2016-13 will most likely impact the Company’s Consolidated Financial Statements as to the level of reserves that will be required for credit losses.  The Company will continue to access the potential impact that this ASU will have on the Company’s consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). The new guidance clarifies the classification within the statement of cash flows for certain transactions, including debt extinguishment costs, zero-coupon debt, contingent consideration related to business combinations, insurance proceeds, equity method distributions and beneficial interests in securitizations. The guidance also clarifies that cash flows with aspects of multiple classes of cash flows that cannot be separated by source or use should be classified based on the activity that is likely to be the predominant source or use of cash flows for the item. This guidance is effective for fiscal years beginning after December 15, 2017 and will require application using a retrospective transition method. The Company adopted this statement as of January 1, 2018.  The Company believes the requirement to separately identify cash flows and application of the predominance principle is the cash flow item currently applicable to the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (Topic 805). Currently, the ASU specifies three elements of a business – inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. This led many transactions to be accounted for as business combinations rather than asset purchases under legacy GAAP. The primary goal of ASU 2017-01 is to narrow the definition of a business, and the guidance in this update provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update should be applied prospectively on or after the effective date. The Company adopted this ASU on January 1, 2018 and will be applied prospectively for any future business combinations.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350).  This ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill.  As a result, under the ASU, “an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.”  ASU No. 2017-14 is effective for annual and any interim impairment tests performed in periods beginning after December 15, 2019 for public business entities that are SEC filers, December 15, 2020 for business entities that are not SEC filers, and December 15, 2021 for all other entities.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.   The Company will continue to access the potential impact that this ASU will have on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities (Subtopic 310-20), which is intended to enhance “the accounting for the amortization of premiums for purchased callable debt securities.” The ASU shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. Under GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument.  The amendments in this Update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The ASU’s amendments are effective for public business entities for interim and annual periods beginning after December 15, 2018. For other entities, the amendments are effective for annual periods beginning after December 15, 2019, and interim periods thereafter. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The implementation of the provisions of ASU No. 2017-08 will most likely not have a material impact the Company’s consolidated financial statements. The Company will continue to access the potential impact that this ASU will have on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation: Scope of codification Accounting (Topic 718). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share- entity to apply modification accounting. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU No. 2017-09 are effective for annual periods, and interim within those annual reporting periods, beginning after December 15, 2017; early adoption is permitted. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02 – Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The amendments in this Update also require certain disclosures about stranded tax effects.  The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  The Company will continue to access the potential impact that this ASU will have on the Company’s consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 2 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and held to maturity at March 31, 2018 and December 31, 2017, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$7,746	$—	$(264)	$7,482
Mortgage-backed securities
Government sponsored agencies	38,843	—	(1,171)	37,672
Corporate debt securities	37,736	145	(187)	37,694
	$84,325	$145	$(1,622)	$82,848

Held to maturity
Municipal taxable securities	$4,294	$165	$—	$4,459
Municipal securities	5,704	4	(147)	5,561
	$9,998	$169	$(147)	$10,020

December 31, 2017
Available for sale
Government agency securities	$7,968	$—	$(152)	$7,816
Mortgage-backed securities
Government sponsored agencies	39,806	17	(608)	39,215
Corporate debt securities	17,813	161	(48)	17,926
	$65,587	$178	$(808)	$64,957

Held to maturity
Municipal taxable securities	$4,295	$228	$—	$4,523
Municipal securities	5,714	32	(19)	5,727
	$10,009	$260	$(19)	$10,250

One security with a fair value of $759,000 and $796,000 was pledged to secure a local agency deposit at March 31, 2018 and December 31, 2017, respectively.

The amortized cost and fair value of the investment securities portfolio at March 31, 2018 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Due from one to five years	$52,326	$51,530	$2,780	$2,865
Due from five to ten years	27,958	27,333	2,397	2,481
Due from ten years and greater	4,041	3,985	4,821	4,674
	$84,325	$82,848	$9,998	$10,020

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The following table summarizes available for sale securities with unrealized losses at March 31, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position :

	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
March 31, 2018
Government agency securities	$(112)	$3,873	$(152)	$3,609	$(264)	$7,482
Mortgage-backed securities
Government sponsored agencies	(786)	25,484	(385)	11,852	(1,171)	37,336
Corporate debt securities	(119)	9,660	(68)	1,937	(187)	11,597
Total available for sale	$(1,017)	$39,017	$(605)	$17,398	$(1,622)	$56,415

Municipal securities	$(147)	$4,674	$—	$—	$(147)	$4,674
Total held to maturity	$(147)	$4,674	$—	$—	$(147)	$4,674

December 31, 2017
Government agency securities	$(32)	$4,039	$(120)	$3,777	$(152)	$7,816
Mortgage-backed securities
Government sponsored agencies	(359)	23,609	(249)	11,887	(608)	35,496
Corporate debt securities	(15)	5,035	(33)	1,972	(48)	7,007
Total available for sale	$(406)	$32,683	$(402)	$17,636	$(808)	$50,319
Municipal securities	$(19)	$2,232	$—	$—	$(19)	$2,232
Total held to maturity	$(19)	$2,232	$—	$—	$(19)	$2,232

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

Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company's loan portfolio consists primarily of loans to borrowers within Los Angeles, Ventura and Orange counties in California and Las Vegas (Clark County) in Nevada.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company's market area and, as a result, the Company's loan and collateral portfolios are, to some degree, concentrated in those industries.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The following tables present the balance and activity related to the allowance for loan losses for held for investment loans by type for the periods presented.

	Three Months Ended March 31,
	2018				2017
(dollars in thousands)	Real Estate	Commercial	Unallocated	Total	Real Estate	Commercial	Unallocated	Total
Beginning balance	$9,309	$4,044	$420	$13,773	$8,111	$6,051	$—	$14,162
Additions (reductions) to the allowance charged to expense	653	(118)	(351)	184	(1,169)	1,169	—	—
Recoveries on loans charged-off	—	—	—	—	—	—	—	—
Less loans charged-off	—	—	—	—	—	24	—	24
Ending balance	$9,962	$3,926	$69	$13,957	$6,942	$7,244	$—	$14,186

The following table presents the recorded investment in loans and impairment method as of and for the three months ended March 31, 2018 and March 31, 2017, and the activity in the allowance for loan losses for the year ended December 31, 2017, by portfolio segment:

(dollars in thousands)
As of and for the three months ended March 31, 2018	Real Estate	Commercial	Unallocated	Total
Reserves:
Specific	$—	$—	$—	$—
General	9,962	3,926	69	13,957
Loans acquired with deteriorated credit quality	—	—	—	—
	$9,962	$3,926	$69	$13,957
Loans evaluated for impairment:
Individually	$2,393	$2,072	$—	$4,465
Collectively	866,176	390,974	—	1,257,150
Loans acquired with deteriorated credit quality	313	—	—	313
	$868,882	$393,046	$—	$1,261,928

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

As of and for the three months ended March 31, 2017	Real Estate	Commercial	Unallocated	Total
Reserves:
Specific	$—	$3,559	$—	$3,559
General	6,942	3,685	—	10,627
Loans acquired with deteriorated credit quality	—	—	—	—
	$6,942	$7,244	$—	$14,186
Loans evaluated for impairment:
Individually	$2,550	$3,559	$—	$6,109
Collectively	771,870	360,847	—	1,132,717
Loans acquired with deteriorated credit quality	737	—	—	737
	$775,157	$364,406	$—	$1,139,563

December 31, 2017	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning of year	$8,111	$6,051	$—	$14,162
Provisions	1,198	(2,671)	420	(1,053)
Charge-offs	—	(83)	—	(83)
Recoveries	—	747	—	747
	$9,309	$4,044	$420	$13,773
Reserves:
Specific	$—	$—	$—	$—
General	9,309	4,044	420	13,773
Loans acquired with deteriorated credit quality	—	—	—	—
	$9,309	$4,044	$420	$13,773
Loans evaluated for impairment:
Individually	$2,420	$155	$—	$2,575
Collectively	834,152	412,032	—	1,246,184
Loans acquired with deteriorated credit quality	315	—	—	315
	$836,887	$412,187	$—	$1,249,074

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

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Impaired - A loan is considered impaired, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Additionally, all loans classified as troubled debt restructurings (TDRs) are considered impaired.

The risk category of loans by class of loans was as follows at March 31, 2018 and December 31, 2017:

(dollars in thousands)		Special
March 31, 2018	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$100,954	$—	$—	$286	$101,240
Commercial real estate	478,059	4,464	15,421	2,107	500,051
Single-family residential mortgages	267,591	—	—	—	267,591
Commercial:
Other	277,678	195	520	—	278,393
SBA	108,711	—	3,870	2,072	114,653
	$1,232,993	$4,659	$19,811	$4,465	$1,261,928

December 31, 2017
Real estate:
Construction and land development	$91,619	$—	$—	$289	$91,908
Commercial real estate	469,422	19,070	5,416	2,131	496,039
Single-family residential mortgages	248,940	—	—	—	248,940
Commercial:
Other	277,518	2,360	888	—	280,766
SBA	126,759	1,778	2,729	155	131,421
	$1,214,258	$23,208	$9,033	$2,575	$1,249,074

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The following table presents the aging of the recorded investment in past-due loans at March 31, 2018 and December 31, 2017 by class of loans:

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non- Accrual
March 31, 2018	Days	Days	Or More(2)	Past Due	Past Due	Total Loans	Loans(1)
Real estate:
Construction and land development	$—	$—	$—	$—	$101,240	$101,240	$—
Commercial real estate	—	—	—	—	500,051	500,051	—
Single-family residential mortgages	790	—	—	790	266,801	267,591	—
Commercial:
Other	689	—	—	689	277,704	278,393	—
SBA	1,462	—	586	2,048	112,605	114,653	2,001
	$2,941	$—	$586	$3,527	$1,258,401	$1,261,928	$2,001
Real estate:
Single-family residential mortgages held for sale	$696	$—	$—	$696	$182,695	$183,391	$—

December 31, 2017
Real estate:
Construction and land development	$—	$—	$—	$—	$91,908	$91,908	$—
Commercial real estate	—	—	—	—	496,039	496,039	—
Single-family residential mortgages	1,175	338	—	1,513	247,427	248,940	—
Commercial:
Other	—	—	—	—	280,766	280,766	—
SBA	—	1,426	84	1,510	129,911	131,421	155
	$1,175	$1,764	$84	$3,023	$1,246,051	$1,249,074	$155
Real estate:
Single-family residential mortgages held for sale	$697	$—	$—	$697	$125,150	$125,847	$—

(1)	Included in total loans.
(2)	As of March 31, 2018, there were no loans over 90 days past due and still accruing. There was one loan over 90 days past due and still accruing in the amount of $71,000 as of December 31, 2017.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Information relating to individually impaired loans presented by class of loans was as follows at March 31, 2018 and December 31, 2017:

	Unpaid
(dollars in thousands)	Principal	Recorded	Average	Interest	Related
March 31, 2018	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Real estate:
Construction and land development	$286	$286	$288	$6	$—
Commercial real estate	2,108	2,108	2,119	51	—
Commercial - SBA	2,071	2,071	1,114	34	—
Total	$4,465	$4,465	$3,521	$91	$—

December 31, 2017
With no related allowance recorded
Real estate:
Construction and land development	$289	$289	$296	$16	$—
Commercial real estate	2,131	2,131	2,192	297	—
Commercial - SBA	155	155	78	15	—
Total	$2,575	$2,575	$2,566	$328	$—

No interest income was recognized on a cash basis for the three months ended March 31, 2018 and for the year ended December 31, 2017.

The Company had five and four loans identified as TDRs at March 31, 2018 and December 31, 2017, respectively.  There were no specific reserves on TDRs as of March 31, 2018 or December 31, 2017.  There are no commitments to lend additional amounts at March 31, 2018 and December 31, 2017 to customers with outstanding loans that are classified as TDRs.

As of March 31, 2018, the terms of one loan was modified as TDR.  The modification of the terms generally included loans where a moratorium on loan payments was granted.  Such moratoriums ranged from three months to twelve months on the loans restructured in 2017 and 2016.

The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2018.  There were no TDRs for the year ended December 31, 2017.

		Pre-	Post-
		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded
March 31, 2018	Loans	Investment	Investment
Commercial	1	$71	$71

The Company has purchased loans as part of its whole bank acquisitions, for which there was at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

The outstanding balance and carrying amount of purchased credit-impaired loans at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Outstanding balance	$319	$322
Carrying amount	$313	$315

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

For these purchased credit-impaired loans, the Company did not increase the allowance for loan losses during the three months ended March 31, 2018 or for the year ended December 31, 2017, as there were no significant reductions in the expected cash flows.

Below is a summary of activity in the accretable yield on purchased credit-impaired loans for the three months ended March 31, 2018 and 2017:

	March 31,	March 31,
(dollars in thousands)	2018	2017
Beginning balance	$122	$142
Accretion of income	(1)	(20)
Ending balance	$121	$122

NOTE 4 - LOAN SERVICING

When mortgage and Small Business Administration (SBA) loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans.  Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

The principal balances of mortgage and SBA loans serviced for others at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Loans serviced for others:
Mortgage loans	$406,559	$384,437
SBA loans	$174,282	$175,919

Activity for servicing assets follows:

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of year	$1,540	$4,417	$1,002	$2,702
Additions	315	484	—	724
Disposals	(39)	(425)	—	—
Amortized to expense	(155)	(158)	(86)	(119)
End of period	$1,661	$4,318	$916	$3,307

The fair value of servicing assets for mortgage loans was $2,751,000 and $2,538,000 at March 31, 2018 and December 31, 2017, respectively.  The fair value of servicing assets for SBA loans was $5,984,000 and $5,915,000 at March 31, 2018 and December 31, 2017, respectively.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Servicing fees net of servicing asset amortization totaled $(31,000) and $262,000 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually.  The Company has selected December 31st as the date to perform the annual impairment test.  Goodwill amounted to $29.9 million at March 31, 2018 and December 31, 2017, and is the only intangible asset with an indefinite life on the balance sheet.  There were no impairment losses recognized on goodwill during the three months ended March 31, 2018 and 2017.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions.   CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years.  CDI was recognized in the 2013 acquisition of Los Angeles National Bank and in the 2016 acquisition of TFC Holding Company.  The unamortized balance at March 31, 2018 and December 31, 2017 was $1,357,000 and $1,438,000, respectively, for both Los Angeles National Bank and TFC Holding Company.  CDI amortization expense was $81,000 and $94,000 for the three months ended March 31, 2018 and March 31, 2017, respectively, for both Los Angeles National Bank and TFC Holding Company.

Estimated CDI amortization expense for future years is as follows (dollars in thousands):

Year ending December 31:
2018 remaining	$230
2019	274
2020	244
2021	172
2022	129
Thereafter	308
Total	$1,357

NOTE 6 - DEPOSITS

At March 31, 2018, the scheduled maturities of time deposits are as follows:

(dollars in thousands)
One year	$651,067
Two to three years	6,498
$657,565

NOTE 7 - LONG-TERM DEBT

In March 2016, the Company issued $50 million of 6.5% fixed to floating rate subordinated debentures, due March 31, 2026. The interest rate is fixed through March 31, 2021 and floats at 3 month London Interbank Offered Rate (LIBOR) plus 516 basis points thereafter. The subordinated debt is considered Tier-2 capital at the Company. The Company allocated $35 million to the Bank as Tier-1 capital.

At March 31, 2018 and December 31, 2017 the aggregate outstanding principal amount and unamortized debt issuance costs related to these subordinated debentures were as follows:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Principal	$50,000	$50,000
Unamortized debt issuance costs	$436	$472

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 8 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Bancorp, acquired TFC Statutory Trust (Trust).  The Trust contained a pooled private offering of 5,000 Trust preferred securities with a liquidation amount of $1,000 per security. TFC Bancorp issued $5,000,000 of subordinated debentures to the Trust in exchange for ownership of all of the common security of the Trust and the proceeds of the preferred securities sold by the Trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition which was $3,255,000. There was a $1,900,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The amount of amortization expense recognized for the three months ended March 31, 2018 and 2017 was constant at $23,000.   The Company also purchased an investment in the common stock of the Trust for $155,000 which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Federal Reserve Bank on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month LIBOR plus 1.65%, which was 3.77% and 3.24% at March 31, 2018 and December 31, 2017, respectively.

NOTE 9 - BORROWING ARRANGEMENTS

The Company has established secured and unsecured lines of credit.  The Company may borrow funds from time to time on a term or overnight basis from the Federal Home Loan Bank of San Francisco (FHLB), the Federal Reserve Bank of San Francisco ("FRB") and other financial institutions as indicated below.

Federal Funds Arrangements with Commercial Banks.  At March 31, 2018, the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $5.0 million overnight from Zions Bank, Wells Fargo Bank, First Tennessee National Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements.  At March 31, 2018, the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit.  The secured borrowing capacity of $13.8 million at March 31, 2018 is collateralized by loans pledged with a carrying value of $25.2 million.

FHLB Secured Line of Credit.  The secured borrowing capacity of $342.9 million at March 31, 2018 is collateralized by loans pledged with a carrying value of $392.2 million.

There were no amounts outstanding under any of the arrangements above at March 31, 2018. At December 31, 2017, the Company had $25.0 million in short-term borrowings with the FHLB at 1.41% which was repaid on January 2, 2018.

NOTE 10 - INCOME TAXES

The asset and liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the three months ended March 31, 2018 and 2017, the Company recorded an income tax provision of $1.6 million and $3.9 million, respectively, reflecting and effective tax rate of 15.2% and 41.4% for the three months ended March 31, 2018 and 2017, respectively.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 11 - COMMITMENTS

The Company leases several of its operating facilities under various noncancellable operating leases expiring at various dates through 2028.  The Company is also responsible for common area maintenance, taxes and insurance at the various branch locations.

Future minimum rent payments on the Company's leases were as follows at March 31, 2018:

(dollars in thousands)
Year ending December 31:
2018 remaining	$1,338
2019	1,625
2020	1,396
2021	1,312
2022	1,089
Thereafter	4,117
$10,877

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense.  Total rental expense, recognized on a straight-line basis, was $437,000 and $381,000 for the three months ended March 31, 2018 and 2017, respectively.

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

At March 31, 2018 and December 31, 2017, the Company had the following financial commitments whose contractual amount represents credit risk:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Commitments to make loans	$103,354	$101,960
Unused lines of credit	119,964	99,217
Commercial and similar letters of credit	4,700	3,013
Standby letters of credit	1,575	1,575
	$229,593	$205,765

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

The Company is involved in various matters of litigation which have arisen in the ordinary course of business and accruals for estimates of potential losses have been provided when necessary and appropriate under GAAP.  In the opinion of management, the disposition of such pending litigation will not have a material effect on the Company's financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 12 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	March 31,	December 31,
(dollars in thousands)	2018	2017
Beginning balance	$2,300	$3,445
New loans and advances	300	2,200
Repayments	(500)	(3,345)
Ending balance	$2,100	$2,300

Loan commitments outstanding to executive officers, directors and their related interests with whom they are associated totaled approximately $1.8 million and $2.1 million at March 31, 2018 and December 31, 2017, respectively.

Deposits from principal officers, directors, and their affiliates at March 31, 2018 and December 31, 2017 were $43.9 million and $43.8 million, respectively.

NOTE 13 - STOCK-BASED COMPENSATION

RBB Bancorp 2017 Omnibus Stock Incentive Plan.

The 2017 Omnibus Stock Incentive Plan, or OSIP, was adopted by the Company’s board of directors on January 18, 2017 and approved by the Company’s shareholders at the Company’s annual meeting on May 23, 2017. The OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the 2017 OSIP, or 3,848,341 shares. This represents 24% of the issued and outstanding shares of the Company’s common stock as of March 31, 2018.  As of March 31, 2018, there were 1,353,207 shares of common stock available for issuance under the OSIP. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

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

The Company recognized stock-based compensation expense of $131,000 and recognized income tax benefits on that expense of $1.2 million for the three months ended March 31, 2018.  The Company recognized stock-based compensation expense of $198,000 and recognized income tax benefits on that expense of $61,000 for the three months ended March 31, 2017.

NOTE 14 - REGULATORY MATTERS

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital to risk-weighted assets, and of Tier 1 capital  to average assets.  As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital.  Management believes, at March 31, 2018 and December 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As defined in applicable regulations and set forth in the tables below, the Company and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the "well capitalized" standards at the dates indicated:

			Amount of Capital Required
					To Be Well-
			Minimum Required		Capitalized
			for Capital		Under Prompt
			Adequacy		Corrective
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018:
Tier 1 Leverage Ratio
Consolidated	$249,304	15.24%	$65,439	4.00%	$81,798	5.00%
Bank	$242,192	14.84%	$65,283	4.00%	$81,604	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$245,857	17.95%	$61,620	4.50%	$89,007	6.50%
Bank	$242,192	17.72%	$61,502	4.50%	$88,837	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	$249,304	18.21%	$82,161	6.00%	$109,547	8.00%
Bank	$242,192	17.72%	$82,003	6.00%	$109,338	8.00%
Total Risk-Based Capital Ratio
Consolidated	$313,402	22.89%	$109,547	8.00%	$136,934	10.00%
Bank	$256,725	18.78%	$109,338	8.00%	$136,672	10.00%

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

			Amount of Capital Required
					To Be Well-
			Minimum Required		Capitalized
			for Capital		Under Prompt
			Adequacy		Corrective
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Tier 1 Leverage Ratio
Consolidated	$238,219	14.35%	$66,423	4.00%	$83,029	5.00%
Bank	$232,765	14.50%	$64,214	4.00%	$80,267	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$234,794	17.54%	$60,233	4.50%	$87,003	6.50%
Bank	$232,765	17.42%	$60,122	4.50%	$86,843	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	$238,219	17.80%	$80,311	6.00%	$107,081	8.00%
Bank	$232,765	17.42%	$80,163	6.00%	$106,884	8.00%
Total Risk-Based Capital Ratio
Consolidated	$301,802	22.55%	$107,081	8.00%	$133,851	10.00%
Bank	$246,820	18.47%	$106,884	8.00%	$133,605	10.00%

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

NOTE 15 - FAIR VALUE MEASUREMENTS

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

Appraisals for other real estate owned are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered.  No significant adjustments to appraised values have been made as a result of this comparison process as of March 31, 2018.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at March 31, 2018 and December 31, 2017:

(dollars in thousands)	Fair Value Measurements Using:
March 31, 2018	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$7,482		$7,482
Mortgage-backed securities
Government sponsored agencies		37,672		37,672
Corporate debt securities		37,694		37,694
	$—	$82,848	$—	$82,848

On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

December 31, 2017
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$7,816		7,816
Mortgage-backed securities
Government sponsored agencies		39,215		39,215
Corporate debt securities		17,926		17,926
	$—	$64,957	$—	$64,957

On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

No write-downs to OREO were recorded in for the three months ended March 31, 2018 or for the year ended December 31, 2017.

Quantitative information about the Company's non-recurring Level 3 fair value measurements at March 31, 2018 and December 31, 2017 is as follows:

					Weighted-
(dollars in thousands)	Fair Value	Valuation	Unobservable	Adjustment	Average
March 31, 2018	Amount	Technique	Input	Range	Adjustment
Other real estate owned	$293	Third Party	Management Adjustments	21%	21%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs
December 31, 2017
Other real estate owned	$293	Third Party	Management Adjustments	21%	21%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair value measurement and disclosure standards also establish a framework for measuring fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Further, the standards establish a fair value hierarchy that encourages an entity to maximize the use of observable inputs and limit the use of unobservable inputs when measuring fair values. The standards describe three levels of inputs that may be used to measure fair values:

•Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•Level 2: Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

•Level 3: Significant unobservable inputs that reflect a company's own assumptions about the factors that market participants would likely consider in pricing an asset or liability.

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates incorporate our assumptions with regard to the impact of prepayments on future cash flows and credit quality adjustments based on risk characteristics of various financial instruments, among other things. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The fair value hierarchy level and estimated fair value of significant financial instruments at March 31, 2018 and December 31, 2017 are summarized as follows:

		March 31,		December 31,
		2018		2017
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$53,535	$53,535	$70,048	$70,048
Federal funds sold and other cash equivalents	Level 1	25,000	25,000	80,000	80,000
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	82,848	82,848	64,957	64,957
Investment securities - HTM	Level 2	9,998	10,020	10,009	10,250
Mortgage loans held for sale	Level 1	183,391	128,491	125,847	128,972
Loans, net	Level 3	1,247,971	1,288,740	1,235,301	1,236,289

Financial Liabilities:
Deposits	Level 2	1,373,504	1,371,213	$1,337,281	$1,336,353
FHLB advances	Level 2	—	—	25,000	25,000
Long-term debt	Level 2	49,564	41,950	49,528	44,319
Subordinated debentures	Level 3	3,447	3,625	3,424	3,348

NOTE 17 - EARNINGS PER SHARE (EPS)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

	Three Months Ended
	March 31
	2018		2017
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$8,847		$5,493
Shares outstanding		16,288,928		12,827,803
Impact of weighting shares		(206,033)		—
Used in basic EPS	8,847	16,082,895	5,493	12,827,803
Dilutive effect of outstanding
Stock options		1,079,425		897,918
Used in dilutive EPS	$8,847	17,162,320	$5,493	13,725,721

Basic earnings per common share	$0.55		$0.43
Diluted earnings per common share	$0.52		$0.40

NOTE 18 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At March 31, 2018 and December 31, 2017, the balance of the investment for qualified affordable housing projects was $8,031,000 and $5,670,000, respectively.  This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets.  Total unfunded commitments related to the investments in qualified housing projects totaled $6,264,000 and $4,194,000 at March 31, 2018 and December 31, 2017, respectively.  The Company expects to fulfill these commitments during the years ending 2027 and 2028.

For the three months ended March 31, 2018 and 2017, the Company recognized amortization expense of $139,000 and $22,000, respectively, which was included within income tax expense on the consolidated statements of income.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 19 - RECENT DEVELOPMENTS

On April 18, 2018, RBB Bancorp declared a cash dividend of $0.09 per share for the first quarter of 2018.  The dividend is payable on May 15, 2018 to common shareholders of record as of April 30, 2018.

On April 23, 2018, RBB Bancorp and First American International Corporation, New York, New York (FAIC) entered into an Agreement and Plan of Merger (the Merger Agreement), providing for the merger of FAIC with and into RBB Bancorp, with RBB Bancorp as the surviving corporation (the Merger). Immediately following the effectiveness of the Merger, First American International Bank, a wholly-owned subsidiary of FAIC (FAIB) will be merged with and into the Bank, with the Bank being the surviving bank in the merger (the Bank Merger).

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the Effective Time), each share of the common stock of FAIC will be convertible into the right to receive (i) 1.3472 shares of the common stock, no par value per share, of RBB Bancorp and (ii) $15.30 in cash (such consideration set forth in clauses (i) and (ii), the Per Share Merger Consideration).  Holders of in-the-money FAIC stock options (FAIC Stock Options) will receive an amount equal to (1) $51.00 minus (2) the exercise price per share with respect to the corresponding FAIC Stock Option.

Pursuant to the terms of the Merger Agreement, RBB Bancorp and FAIC have agreed that FAIC will repurchase its currently outstanding $17 million of preferred stock held by the U.S. Department of the Treasury and issued under the Troubled Asset Relief Program prior to completion of the Merger (the TARP Redemption) and that the Bank will assist in financing such repurchase, if necessary.  Royal Business Bank has committed to lend FAIC $17 million for up to one month, if necessary.

The Merger is expected to close in the second half of 2018, subject to the satisfaction of customary closing conditions, including regulatory approvals and approval of FAIC’s shareholders.  Each director of FAIC has entered into an agreement with RBB Bancorp pursuant to which they have committed to vote their shares of FAIC common stock in favor of the proposed acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains information and statements that are considered “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements reflect our current views with respect to, among other things, future events and our results of operations, financial condition and financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•business and economic conditions, particularly those affecting the U.S. economy in general, the financial services industry and our primary market areas;

•compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;

•changes in federal tax law or policy, federal trade, monetary and fiscal policies, and in market interest rates;

•the effect of changes in accounting policies and practices, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission, the Public Company Accounting Oversight Board, the FASB or other accounting standard setters;

•the effect of changes in financial services policies, laws and regulations, including those concerning taxes, banking, securities and insurance, and the application of those policies, laws and regulations by regulatory bodies;

•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers and the success of construction projects that we finance, including any loans acquired in acquisition transactions;

•our ability to successfully manage our credit risk and the sufficiency of our allowance for loan loss;

•liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;

•our ability to effectively execute our strategic plan and manage our growth;

•risks related to our acquisition strategy and the effect of acquisitions we may make, such as our currently pending acquisition of FAIC, including our ability to identify suitable acquisition candidates, exposure to potential asset and credit quality risks and unknown or contingent liabilities, the time and costs of integrating systems, procedures and personnel, the need for capital to finance such transactions, our ability to obtain required regulatory approvals and possible failures in realizing the anticipated benefits from acquisitions;

•accounting treatment for loans acquired in connection with our acquisitions;

•changes in our senior management team and our ability to attract, motivate and retain qualified personnel;

•incremental costs and obligations associated with operating as a public company;

•technological and social media changes;

•our ability to identify and address cyber-security risks, fraud and systems errors;

•effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•the timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;

•geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and /or military conflicts, which could impact business and economic conditions in the United States and abroad; and

•our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our 2017 Annual Report, as supplemented by “Risk Factors” under Part II, Item IA of this Quarterly Report on Form 10-Q.

GENERAL

RBB Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for the Bank and RAM. At March 31, 2018, the Company had total assets of $1.7 billion, gross loans of $1.2 billion, total deposits of $1.3 billion and total stockholders' equity of $260.3 million. On July 31, 2017, the Company completed its initial public offering of 3,750,000 shares at a price to the public of $23.00 per share. The Company’s stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides business banking services to the Chinese-American communities in Los Angeles County, Orange County, Ventura County (California) and in Las Vegas (Clark County, Nevada), including remote deposit, E-banking, mobile banking, commercial and investor real estate loans, business loans and lines of credit, SBA 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts. RAM was formed to hold and manage problem assets acquired in business combinations.

The Company operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, West Los Angeles, and Westlake Village, California and Las Vegas, Nevada and a loan production office in the City of Industry, California.

We generate our revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities.  We also generate income from noninterest sources, such as fees received in connection with various lending and deposit services, residential mortgage loan originations, loan servicing and gain on sales of loans.  Our principle expenses include interest expense on deposits, long-term debt and subordinated debentures, and operating expenses, such as salaries and employee benefits, occupancy and equipment, data processing, and income tax expense.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements in our 2017 Annual Report. There have been no significant changes to our critical accounting policies as described in our 2017 Annual Report.

Certain accounting policies require management to make estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities; management considers these to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at balance sheet dates and our results of operations for future reporting periods.  These policies relate to allowance for loan and lease losses (ALLL), income taxes and stock-based compensation.  For further information, refer to our 2017 Annual Report.

RECENT EVENTS

On April 23, 2018, RBB Bancorp and FAIC entered into the Merger Agreement, pursuant to which RBB Bancorp will acquire FAIC and its wholly-owned bank subsidiary, FAIB.  Pursuant to the terms and subject to the conditions of the Merger Agreement, at the Effective Time, each share of common stock of FAIC will be convertible into the right to receive (i) 1.3472 shares of RBB Bancorp’s common stock, and (ii) $15.30 in cash.  Holders of in-the-money FAIC Stock Options will receive an amount equal to (i) $51.00 per share of FAIC common stock subject to such FAIC Stock Options minus (ii) the aggregate exercise price with respect to such FAIC Stock Options.  In addition, FAIC will repurchase its currently-outstanding $17 million of preferred stock held by the U.S. Department of Treasury and issued under the Troubled Asset Relief Program.

PRIMARY FACTORS AFFECTING COMPARABILITY

Each factor listed below materially affects the comparability of our results of operations and financial condition at and for the three months ended March 31, 2018 and March 31, 2017, and may affect the comparability of financial information we report in future fiscal periods.

Capital Transactions. We consummated our initial public offering in July 2017, and in connection with that capital transaction we issued 2,857,756 shares of our common stock for gross proceeds of $61.8 million.

Accretion of Loan Discounts. In every bank acquisition acquired loans are valued at fair market value creating either a net discount or premium. Each loan has two types of adjustments, a credit discount and a market discount or premium. We have booked a net discount on all loans acquired in our previous acquisitions and the discount is accreted over the life of the loans. We also compare the credit discount to the allowance for loan losses calculated on the purchased loans and if the allowance for loan losses on purchased loans is greater than the discount, we will provide additional provisions for loan losses. The accretion of the discounts will cause fluctuations to our net interest margin and may affect the comparability of financial information we report in future fiscal periods. In addition, our allowance for loan losses to loans ratio may not be comparable to other banks without credit discounts. We accreted into income $353,000 and $1.1 million of loan discounts as of the three months ended March 31, 2018 and March 31, 2017, respectively.  As of March 31, 2018, we had $2.4 million in unaccreted discounts recorded and as of March 31, 2017 we had $7.0 million in unaccreted discounts recorded.

Our net interest margin benefits from accretion income associated with purchase accounting discounts established on purchased loans included in our acquisitions. For the three months ended March 31, 2018 and 2017, our reported net interest margin was 4.26% and 4.06%, respectively.   The impact of accretion income on our net interest margin for the three months ended March 31, 2018 and 2017 was to increase our reported net interest margin by 0.09% and 0.32%, respectively.

PRIMARY FACTORS USED TO EVALUATE OUR BUSINESS

Results of operations. In addition to net income, the primary factors we use to evaluate and manage our results of operations include net interest income, noninterest income and noninterest expense.

Net interest income. Net interest income represents interest income less interest expense. We generate interest income from interest, dividends and fees received on interest-earning assets, including loans and investment securities we own. We incur interest expense from interest paid on interest-bearing liabilities, including interest-bearing deposits, borrowings and other forms of indebtedness. Net interest income typically is the most significant contributor to our revenues and net income. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the costs of our deposits and other funding sources; (iii) our net interest spread; (iv) our net interest margin; and (v) our provisions for loan losses. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as the annualized net interest income divided by average interest-earning assets. Because noninterest-bearing sources of funds, such as noninterest-bearing deposits and shareholders’ equity, also fund interest-earning assets, net interest margin includes the benefit of these noninterest-bearing sources.

Changes in market interest rates and interest we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and noninterest-bearing liabilities and shareholders’ equity, usually have the largest impact on periodic changes in our net interest spread, net interest margin and net interest income. We measure net interest income before and after the provision for loan losses we maintain.

Noninterest Income. Noninterest income consists of, among other things: (i) service charges, fees and other, including trade finance fees; (ii) gains on sale of loans; (iii) loan servicing income; (iv) recoveries on loans acquired in business combinations; (v) Increase in cash surrender of life insurance; (vi) gains on sales of securities; and (vii) gains on sales of OREO.

Our income from service charges on deposit accounts is largely impacted by the volume, growth and type of deposits we hold, which are impacted by prevailing market conditions for our deposit products, our marketing efforts and other factors.

Our gains on sale of loans are primarily from sales of single-family residential mortgage loans and SBA loans. Our gains on sale of loans may be effected by changes in interest rates and general market conditions. Our servicing income, net of amortization is also, primarily from our single-family residential mortgages and SBA loan servicing portfolio. Our servicing income, net of amortization, may be effected by interest rate changes. Typically, when interest rates decrease, single-family residential mortgages pay off faster, resulting in a decrease in servicing income. The opposite is true with SBA loans, as increases in interest rates result in faster SBA loans payoffs, and decrease in servicing income from the existing SBA loan servicing portfolio.

Recoveries on loans acquired in business combinations are loan payments on loans that were fully charged-off prior to our acquisition of the acquired bank. Recoveries on loans acquired in a business combination tend to decrease over time as fully charged-off loans are recovered in full.

Our income from increases in cash surrender of life insurance is generated on bank owned life insurance. Our gains on sales of securities is income from the sale of securities within our securities portfolio and is dependent on U.S. Treasury interest rates. As Treasury rates increase, our security portfolio decreases in market value and as Treasury rates decrease, our securities portfolio increases in value. Our gain on sale on OREO reflects the selling price of repossessed real estate collateral, reduced by the book value of the asset and selling cost. Gains on OREO are dependent on the current real estate market and the number of repossessed properties.

Noninterest expense. Noninterest expense includes, among other things: (i) salaries and employee benefits; (ii) occupancy and equipment expenses; (iii) data processing expense; (iv) legal and professional expenses; (v) office expenses; (vi) marketing and business promotion expense; (vii) insurance and regulatory assessments; (viii) amortization of intangibles; (ix) OREO expenses, net of income; and (x) other expenses.

Salaries and employee benefits includes compensation, employee benefits and tax expenses for our personnel. Occupancy expense includes depreciation expense on our owned properties, lease expense on our leased properties and other occupancy-related expenses. Equipment expense includes furniture, fixtures and equipment related expenses. Data processing expenses include expenses paid to our third-party data processing system provider and other data service providers. Legal and professional fees include legal, accounting, consulting and other outsourcing arrangements. Office expenses include telephone, office supplies and postage and delivery expenses. Marketing and business promotion expense includes costs for advertising, promotions and sponsorships. Insurance and regulatory assessments includes FDIC insurance premiums, DBO fees and corporate insurance premiums. Amortization of intangible assets primarily represents the amortization of core deposit intangibles, which we recognized in connection with our acquisitions. OREO expenses are expenses to maintain OREO properties or prepare such properties for sale, net of any income generated from such properties. Other expenses include expenses associated with travel, meals, training, directors fees, and merger expenses. Noninterest expenses generally increase as we grow our business. Noninterest expenses have increased significantly over the past few years as we have grown organically and completed four acquisitions, and as we have built out and modernized our operational infrastructure and implemented our plan to build an efficient banking operation with significant capacity for growth.

PRIMARY FACTORS USED TO EVALUATE OUR FINANCIAL CONDITION

The primary factors we use to evaluate and manage our financial condition include asset quality, capital and liquidity.

Asset Quality. We manage the diversification and quality of our assets based upon factors that include the level, distribution, severity and trend of problem, classified, delinquent, nonaccrual, nonperforming and restructured assets, the adequacy of our allowance for loan losses, or the allowance, the diversification and quality of loan and investment portfolios, the extent of counterparty risks, credit risk concentrations and other factors.

Capital. Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. During the first quarter of 2015, we adopted the new Basel III regulatory capital framework as approved by federal banking agencies, which are subject to a multi-year phase-in period. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity Tier 1, and revised the adequately and well capitalized thresholds. In addition, Basel III establishes a new capital conservation buffer of 2.5% of risk-weighted assets, which is phased-in over a four-year period beginning January 1, 2016. Our capital ratios at March 31, 2018 exceeded all of the current well capitalized regulatory requirements.

We manage capital based upon factors that include: (i) the level and quality of capital and our overall financial condition; (ii) the trend and volume of problem assets; (iii) the adequacy of discounts and reserves; (iv) the level and quality of earnings; (v) the risk exposures in our balance sheet; (vi) the levels of Tier 1 and total capital; (vii) the Tier 1 capital ratio, the total capital ratio, the Tier 1 leverage ratio, and the common equity Tier 1 capital ratio; and (viii) other factors.

Liquidity. Our deposit base consists primarily of business accounts and deposits from the principals of such businesses. As a result, we have many depositors with balances over $250,000. We manage liquidity based upon factors that include the amount of core deposit relationships as a percentage of total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets, the availability of unused funding sources, off-balance sheet obligations, the availability of assets to be readily converted into cash without undue loss, the amount of cash and liquid securities we hold, the re-pricing characteristics and maturities of our assets when compared to the re-pricing characteristics of our liabilities and other factors.

RESULTS OF OPERATIONS

The following discussion of our results of operations compares the three months ended March 31, 2018 to the three months ended March 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

Earnings Performance

The following table presents performance metrics for the periods indicated:

	For the three months ended
	March 31,		Variance
	2018	2017	$	%
	(Dollars in thousands, except per share amounts)
Interest income	$20,177	$16,759	$3,418	20.4%
Interest expense	3,732	3,245	(487)	-15.0%
Net interest income	16,445	13,514	2,931	21.7%
Provision for loan losses	184	—	(184)	0.0%
Net interest income after provision for credit losses	16,261	13,514	2,747	20.3%
Noninterest income	2,455	2,432	23	0.9%
Noninterest expense	(8,289)	(6,578)	1,711	-26.0%
Income before income taxes	10,427	9,368	1,059	11.3%
Income tax expense	(1,580)	(3,875)	(2,295)	59.2%
Net income	$8,847	$5,493	$3,354	61.1%
Earnings per common share:
Basic	$0.55	$0.43	$0.12
Diluted (1)	$0.52	$0.40	$0.12
Return on average assets	2.15%	1.55%	0.60%
Return on average shareholders’ equity	13.27%	12.13%	1.14%
Efficiency ratio (2)	43.86%	44.24%	-0.38%
Dividend payout ratio	15.52%	74.96%	-59.44%
Average equity to assets ratio	16.21%	12.78%	3.43%
Tangible common equity to tangible assets (3)	14.58%	10.30%	4.28%
Tangible book value per share (3)	$15.01	$11.84	$3.17
Return on average tangible common equity (3)	15.01%	14.66%	0.35%

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

(2)

Efficiency ratio represents noninterest expenses, as adjusted, divided by the sum of fully taxable equivalent net interest income plus noninterest income, as adjusted. Noninterest expense adjustments exclude integration and acquisition related expenses (however, there were no integration and acquisition related expenses in the first quarters of 2018 or 2017). Noninterest income adjustments exclude bargain purchase gains, realized gains or losses from the sale of investment securities, gains or losses on sale of other assets and CDFI Fund grant.

(3)

Tangible book value per share, adjusted return on average assets, adjusted return on average tangible common equity, return on average tangible common equity and tangible common equity to tangible assets are non-GAAP financial measures. See "Non-GAAP Financial Measures" for a reconciliation of these measures to their most comparable GAAP measures.

Net income of $8.8 million, or $0.52 per diluted share, for the first quarter of 2018 compares to net income for the first quarter of 2017 of $5.5 million, or $0.40 per diluted share. The increase in net income of $3.3 million was primarily due to the $2.9 million increase in net interest income resulting from average interest-earning asset growth of $216.5 million. The increase in average interest-earning assets was primarily from organic loan growth since the end of the first quarter of 2017. The increase was partially offset by a $1.7 million increase in noninterest expense, including increases of $768,000 in salaries and employee benefits, $645,000 in legal and professional expenses, and $121,000 in data processing expenses.

For the three months ended March 31, 2018, the Company’s return on average assets was 2.15% and return on average tangible common equity was 15.01%. For the three months ended March 31, 2017, the return on average assets was 1.55% and the return on average tangible common equity was 14.66%.

The following table summarizes the distribution of average assets, liabilities and shareholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities, presented on a tax equivalent basis, for the periods indicated:

	For the three months ended March 31,
	2018			2017
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$97,741	$543	2.25%	$118,250	$448	1.54%
Securities (2)
Available for sale	70,742	477	2.74%	38,846	217	2.27%
Held to maturity	10,005	92	3.75%	6,211	64	4.15%
Mortgage loans held for sale	158,820	1,838	4.69%	51,748	621	4.87%
Loans held for investment: (3)
Real estate	829,971	11,097	5.42%	765,675	10,810	5.73%
Commercial (4)	398,811	6,139	6.24%	368,907	4,602	5.06%
Total loans	1,228,782	17,236	5.69%	1,134,582	15,412	5.51%
Total earning assets	1,566,090	20,187	5.23%	1,349,637	$16,762	5.04%
Noninterest-earning assets	102,693			87,764
Total assets	$1,668,783			$1,437,401

Interest-bearing liabilities
NOW and money market deposits	$360,151	$667	0.75%	$267,079	$435	0.66%
Savings deposits	32,648	35	0.44%	34,145	39	0.46%
Time deposits	645,654	2,046	1.29%	692,910	1,850	1.08%
Total interest-bearing deposits	1,038,453	2,748	1.07%	994,134	2,324	0.95%
FHLB short-term advances	17,771	71	1.62%	10,278	17	0.67%
Long-term debt	49,542	849	6.95%	49,395	848	6.96%
Subordinated debentures	3,433	64	7.58%	3,343	56	6.79%
Total interest-bearing liabilities	1,109,199	$3,732	1.36%	1,057,150	$3,245	1.24%
Noninterest-bearing liabilities
Noninterest-bearing deposits	277,146			185,757
Other noninterest-bearing liabilities	12,007			10,828
Total noninterest-bearing liabilities	289,153			196,585
Shareholders' equity	270,430			183,666
Total liabilities and shareholders' equity	$1,668,783			$1,437,401
Net interest income / interest rate spreads		$16,455	3.87%		$13,517	3.79%
Net interest margin			4.26%			4.06%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-earning assets.
(2)

We have a minor amount of tax-exempt loans and securities, less than $6 million at March 31, 2018 and less than $1 million at March 31, 2017. Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis as of March 31, 2018 and 2017.

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

	Three months ended March 31, 2018 compared with three months ended March 31, 2017
	Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$(116)	$211	$95
Securities (2)
Available for sale	218	42	260
Held to maturity	36	(7)	29
Mortgage loans held for sale	1,256	(39)	1,217
Loans held for investment: (3)
Real estate	872	(585)	287
Commercial (4)	467	1,070	1,537
Total loans	1,339	485	1,824
Total earning assets	$2,733	$692	$3,425

Interest-bearing liabilities
NOW and money market deposits	$175	$57	$232
Savings deposits	(2)	(2)	(4)
Time deposits	(152)	348	196
Total interest-bearing deposits	21	403	424
FHLB short-term advances	30	24	54
Long-term debt	3	(2)	1
Subordinated debentures	2	6	8
Total interest-bearing liabilities	56	431	487
Net interest	$2,677	$261	$2,938

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-earning assets.
(2)

We have a minor amount of tax-exempt loans and securities, less than $6 million at March 31, 2018 and less than $1 million at March 31, 2017. Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis as of March 31, 2018 and 2017.

(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes - amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash - management purposes by the Company.

In the first quarter of 2018, we generated $16.4 million of net interest income, which was an increase of $2.9 million, or 21.7%, from the $13.5 million of net interest income we produced in the first quarter of 2017. The increase in net interest income was primarily due to a 19 basis point increase in the average yield on interest-earning assets and a 16.0% increase in the average balance of interest-earning assets, partially offset by a 12 basis point increase in the average rate paid on interest-bearing deposits reflecting an increase in deposit rates. The increase in the average balance of interest-earning assets reflected increases in securities, loans held for sale and total loans average balances, partially offset by decreases in federal funds sold, cash and other equivalents. Our deposit average balances increased by $135.7 million primarily due to the increase in NOW, money-market and demand deposit average balances partially offset by decreased time deposit balances. The increase in interest expense was primarily due to increased FHLB short-term advances during the quarter and increased time deposit rates.

For the three months ended March 31, 2018 and 2017, our reported net interest margin was 4.26% and 4.06%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the three months ended March 31, 2018 and 2017, excluding accretion income would have been 4.17% and 3.74%, respectively.

Interest Income. Total interest income was $20.2 million for the first quarter of 2018 compared to $16.8 million for the first quarter of 2017. The $3.4 million, or 20.4%, increase in interest income was primarily due to increases in earning asset average balances (partially offset by decreases in average federal funds sold and other cash equivalents) and increases in earning asset yields (partially offset by yield decreases in held to maturity securities, mortgage loans held for sale and real estate loans held for investment).

Interest and fees on loans for the first quarter of 2018 was $19.1 million compared to $16.0 million for the first quarter of 2017. The $3.0 million, or 19.0%, increase was primarily due to an 18 basis point increase in the average yield on loans plus a 8.3% increase in the average balance of loans outstanding, partially offset by lower accretion associated with purchase accounting discounts established on TomatoBank loans. Accretion income totaled $353,000 in the first quarter of 2018 compared to $1.1 million in the first quarter of 2017. The average yield on loans benefits from discount accretion on our purchased loan portfolio. For the three months ended March 31, 2018 and 2017, the yield on total loans was 5.69% and 5.51%, respectively, while the yield on total loans excluding accretion income would have been 5.46% and 4.74%, respectively.  The table below illustrates by loan type the accretion income for March 31, 2018 and March 31, 2017.  There were no additions due to acquisitions during the first quarters of 2018 and 2017.

	As of and for the
	three months
	ended March 31,
(Dollars are in thousands)	2018	2017
Beginning balance of discount on purchased loans	$2,763	$8,085
Accretion:
Commercial and industrial	40	73
SBA	4	6
Construction and land development	—	23
Commercial real estate	306	945
Single-family residential mortgages	3	31
Total accretion	$353	$1,078
Ending balance of discount on purchased loans	$2,410	$7,007

Interest income on our securities portfolio increased $282,000, or 101.5%, to $560,000 in the first quarter of 2018 compared to $278,000 in the first quarter of 2017. This increase is mainly attributable to an increase in average balances of $35.7 million or 79.2%, as corporate bonds increased by $19.8 million during the first quarter of 2018.

Interest income on federal funds sold, cash equivalents and other investments increased to $543,000 for the three months ended March 31, 2018 compared to $448,000 for the three months ended March 31, 2017. This increase was primarily due to an increase short-term interest rates partially offset by a decline in the level of short-term cash investments. The decrease in short-term cash investments is primarily due to deployment of the capital raised through our public offering in July 2017 into loans (held for investment and held for sale) since the third quarter of 2017.

Interest Expense. Interest expense on interest-bearing liabilities increased $487,000, or 15.0%, to $3.7 million for the first quarter of 2018 as compared to $3.2 million in the first quarter of 2017 due to increases in interest expense on both deposits and borrowings.

Interest expense on deposits increased to $2.7 million for the first quarter of 2018 as compared to $2.3 million for the first quarter of 2017. The $425,000, or 18.3%, increase in interest expense on deposits was primarily due to a 12 basis point increase in the average rate paid on interest-bearing deposits plus a 4.5% increase in the average balance of interest-bearing deposits.  The increase in the average balance of interest-bearing deposits resulted from increases in NOW and money market balances partially offset by decreases in savings and time deposits. The increase in the average rate paid was primarily due to the impact of higher market interest rates on deposits.

Interest expense on subordinated notes and subordinated debentures increased $8,000 to $913,000 in the first quarter of 2018 as compared to $905,000 in the first quarter of 2017.  Interest expense on FHLB short-term advances was $71,000 in the first quarter of 2018 as compared to $17,000 in the first quarter of 2017.

Provision for Loan Losses. The provision for loan losses was $184,000 in the first quarter of 2018 from zero in the first quarter of 2017, primarily due to organic loan growth.

Noninterest Income. Noninterest income increased $23,000, or 0.94%, to $2.5 million for the first quarter of 2018, compared to $2.4 million in the first quarter of 2017. The following table sets forth the major components of our noninterest income for the first quarter of 2018 compared to the first quarter of 2017:

	For the three months ended
	March 31,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%
Noninterest income:
Service charges, fees and other	$466	$460	$6	1.3%
Gain on sale of loans	1,815	1,497	318	21.2%
Loan servicing fee, net of amortization	(31)	262	(293)	-111.8%
Recoveries on loans acquired in business combinations	6	28	(22)	-78.6%
Increase in cash surrender of life insurance	199	185	14	7.6%
Total noninterest income	$2,455	$2,432	$23	0.9%

Service charges, fees and other income. Service charges, fees and other income totaled $466,000 in the first quarter of 2018 compared to $460,000 in the first quarter of 2017. The increase in services charges, fees and other income is attributable to increased fee income on deposit accounts primarily due to increased demand deposits and restructuring of our fee schedule.

Gain on sale of loans. Gain on sale of loans is comprised of gains on sale of single-family residential mortgage loans and gains on sale of SBA loans. Gain on sale of loans totaled $1.8 million in the first quarter of 2018 compared to $1.5 million in the first quarter of 2017.  In 2017, we began selling SBA loans on a quarterly basis.  We intend to sell such loans through the remaining quarters of 2018 in the amount of approximately $22 million per quarter. For the remainder of 2018, we plan to sell approximately $65 million of single-family mortgage loans in the second quarter and $40 million in the third and fourth quarters.

The following table shows the loans sold and gain on sales for the quarters ended March 31, 2018 and 2017:

	For the three months ended
(dollars in thousands)	March 31, 2018	March 31, 2017
Loans sold:
SBA	$17,312	$23,168
Mortgage	38,905	—
	$56,217	$23,168
Gain on loans sold:
SBA	$833	$1,498
Mortgage	982	—
	$1,815	$1,498

Loan servicing income, net of amortization. Loan servicing income, net of amortization was $(31,000) for the three months ended March 31, 2018 compared to $262,000 for the three months ended March 31, 2017. In the first quarter of 2018, $425,000 in deferred loan costs were expensed when $22.3 million in SBA serviced loans were paid off in the first quarter.   The single-family residential mortgage loan servicing portfolio was $406.6 million as of March 31, 2018 compared to $249.6 million as of March 31, 2017. The SBA loan servicing portfolio was $174.3 million as of March 31, 2018 compared to $131.9 million as of March 31, 2017. The increase in the respective servicing portfolios reflect the growth in our originations and sales of single-family residential and SBA loans from the first quarter of 2017 to the first quarter of 2018.

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations decreased $22,000 to $6,000 in the quarter ended March 31, 2018 compared to $28,000 in the comparable quarter of 2017. This decrease is primarily due to our having completed collections on former VCBB and FAB loans, offset slightly by new recoveries resulting from the TomatoBank acquisition.

Increase in cash surrender of life insurance. Cash surrender value increased $14,000 to $199,000 in the quarter ended March 31, 2018 compared to $185,000 in the first quarter in 2017 primarily due to our purchase of an additional $10.0 million in bank owned life insurance (BOLI) in January 2017.

Gain on sale of OREO.  There were no OREO sales in the first quarters of 2018 or 2017.Noninterest expense increased $1.7 million, or 26.0%, to $8.3 million in the first quarter of 2018 compared to $6.6 million in the first quarter of 2017.  The following table sets forth the major components of our noninterest expense for the first quarter of 2018 compared to the first quarter of 2017:

	For the three months ended
	March 31,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%
Noninterest expense:
Salaries and employee benefits	$4,951	$4,183	$768	18.4%
Occupancy and equipment expenses	791	744	47	6.3%
Data processing	473	352	121	34.4%
Legal and professional	258	(387)	645	-166.7%
Office expenses	171	154	17	11.0%
Marketing and business promotion	203	182	21	11.5%
Insurance and regulatory assessments	210	205	5	2.4%
Amortization of intangibles	81	94	(13)	-13.8%
OREO expenses (income)	7	14	(7)	-50.0%
Other expenses	1,144	1,037	107	10.3%
Total noninterest expense	$8,289	$6,578	$1,711	26.0%

Salaries and employee benefits. The increase in salaries and employee benefits is due to additional employees in mortgage, BSA, compliance and finance/accounting (related to the Company going public), as well as normal salary increases.  Full-time equivalent staff was 219 at March 31, 2018 compared to 177 at March 31, 2017.

Legal and professional. Legal and professional expense was $(387,000) in the first quarter of 2017 because of $628,000 in accrual reversals.  The first quarter of 2018 expense was $258,000. Prior to 2017, we would accrue the entire amount of our estimate of the legal expense for a particular matter. Beginning in 2017, we began accruing for legal expenses as such expenses are incurred.

Other expenses. Other expenses increased $107,000, or 10.3%, to $1.1 million for the first quarter of 2018, compared to $1.0 million in the first quarter of 2017. This increase is primarily due an accumulation of small increases in various other accounts partially offset by a reduction in the provision for off-balance sheet commitments of $88,000 (which primarily consist of commercial real estate and commercial & industrial commitments).

Income Tax Expense

Income tax expense was $1.6 million in the first quarter of 2018 compared to $3.9 million in the first quarter of 2017.  Effective tax rates were 15.2% in the first quarter of 2018, which includes the impact of a deduction for stock options exercised in the amount of $1.2 million, and 41.4% and the first quarter of 2017.

On December 22, 2017, the “Tax Cuts and Jobs Act”, was signed into law, among other items, reducing the federal corporate tax rate to 21% effective January 1, 2018, which contributed to the reduction of our effective tax rate in the first quarter on 2018.Net Income

Net income amounted to $8.8 million for the first quarter 2018, a $3.4 million or 61.1% increase from the first quarter of 2017, primarily due to improved net interest income and a decrease in tax expense, which was partially offset by increased non-interest expense.

ANALYSIS OF FINANCIAL CONDITION

Total assets increased by $21.8 million, or 1.29%, to $1.7 billion as of March 31, 2018. This increase in total assets primarily was attributable to increasing securities available for sale by $17.9 million, increasing loans held for investment by $12.9 million, mortgage loans held for sale increased by $57.5 million in the first three-months of 2018, partially offset by a reduction in cash and cash equivalents of $71.5 million.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at March 31, 2018 and December 31, 2017. The book value for securities classified as available for sale is equal to fair market value and the book value for securities classified as held to maturity is equal to amortized cost.

	March 31, 2018		December 31, 2017
	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total
Securities, available for sale, at fair value
U.S. government agency securities	$7,482	8.1%	$7,816	10.4%
Mortgage-backed securities
Government sponsored agencies	37,672	40.6	39,215	52.3
Corporate debt securities (1)	37,694	40.6	17,926	23.9
Total securities, available for sale, at fair value	$82,848	89.2%	$64,957	86.6%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$4,294	4.6%	$4,295	5.7%
Tax-exempt municipal securities	5,704	6.1	5,714	7.6
Total securities, held to maturity, at amortized cost	9,998	10.8	10,009	13.4
Total securities	$92,846	100.0%	$74,966	100.0%

(1)	Comprised of corporate debt securities, financial institution subordinated debentures and commercial paper.

The tables below set forth investment securities available for sale and held to maturity for the periods presented.

		Gross	Gross	Estimated
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Cost	Gains	Losses	Value
Available for sale
U.S government agency securities	$7,746	$—	$(264)	$7,482
Mortgage-backed securities
Government sponsored agencies	38,843	—	(1,171)	37,672
Corporate debt securities	37,736	145	(187)	37,694
	$84,325	$145	$(1,622)	$82,848

Held to maturity
Municipal taxable securities	$4,294	$165	$—	$4,459
Municipal securities	5,704	4	(147)	5,561
	$9,998	$169	$(147)	$10,020

December 31, 2017
Available for sale
U.S. government agency securities	$7,968	$—	$(152)	$7,816
Mortgage-backed securities
Government sponsored agencies	39,806	17	(608)	39,215
Corporate debt securities	17,813	161	(48)	17,926
	$65,587	$178	$(808)	$64,957

Held to maturity
Municipal taxable securities	$4,295	$228	$—	$4,523
Municipal securities	5,714	32	(19)	5,727
	$10,009	$260	$(19)	$10,250

The weighted-average yield on the total investment portfolio at March 31, 2018 was 2.70% with a weighted-average life of 5.47 years. This compares to a weighted-average yield of 2.70% at December 31, 2017 with a weighted-average life of 6.6 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 49% of the securities in the total investment portfolio, at March 31, 2018, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of March 31, 2018, no U.S. government agency bonds are callable.

The following table sets forth the book value, scheduled maturities and weighted average yields for our securities portfolio at March 31, 2018. The book value for securities classified as available for sale is equal to fair market value and the book value for securities classified as held to maturity is equal to amortized cost.

	As of March 31, 2018
		% of Total	Weighted Average
(dollars in thousands)	Book Value	Securities	Yield
Securities, available for sale
U.S. government agency securities
Maturing within one year	—	—	—
Maturing in one to five years	$1,013	1.1%	2.6%
Maturing in five to ten years	6,732	7.1%	2.3%
Maturing after ten years	—	—	—
Total U.S. government agency securities	7,745	8.2%	2.3%
Corporate note securities: (1)
Maturing within one year	19,953	21.2%	2.1%
Maturing in one to five years	7,243	7.7%	2.5%
Maturing in five to ten years	6,500	6.9%	5.4%
Maturing after ten years	4,041	4.3%	5.1%
Total corporate note securities	37,737	40.0%	3.1%
Mortgage-backed securities - government sponsored agencies:
Maturing within one year	1,703	1.8%	1.6%
Maturing in one to five years	22,415	23.8%	2.2%
Maturing in five to ten years	14,726	15.6%	2.5%
Maturing after ten years	—	—	—
Total mortgage-backed securities	38,844	41.2%	2.3%
Total securities, available for sale	$84,326	89.4%	2.6%

Securities, held to maturity
Taxable municipal securities
Maturing within one year	$499	0.5%	4.0%
Maturing in one to five years	2,281	2.4%	4.3%
Maturing in five to ten years	1,514	1.6%	4.6%
Maturing after ten years	—	0.0%	—
Total taxable municipal securities	4,294	4.6%	4.4%

Tax-exempt municipal securities
Maturing within one year	—	—	—
Maturing in one to five years	—	—	—
Maturing in five to ten years	883	0.9%	2.6%
Maturing after ten years	4,820	5.1%	3.3%
Total-tax exempt municipal securities	5,703	6.0%	3.2%
Total securities, held to maturity	9,997	10.6%	3.7%
Total securities	$94,323	100.0%	2.8%

(1)	Comprised of corporate note securities financial institution subordinated debentures and commercial paper.

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired.  A summary of our analysis of these securities and the unrealized losses is described more fully in Note 2 — Investment Securities in the notes to the 2017 consolidated financial statements included in the 2017 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
March 31, 2018
Government agency securities	$(112)	$3,873	$(152)	$3,609	$(264)	$7,482
Mortgage-backed securities
Government sponsored agencies	(786)	25,484	(385)	11,852	(1,171)	37,336
Corporate debt securities	(119)	9,660	(68)	1,937	(187)	11,597
Total available for sale	$(1,017)	$39,017	$(605)	$17,398	$(1,622)	$56,415

Municipal securities	$(147)	$4,674	$—	$—	$(147)	$4,674
Total held to maturity	$(147)	$4,674	$—	$—	$(147)	$4,674

December 31, 2017
Government agency securities	$(32)	$4,039	$(120)	$3,777	$(152)	$7,816
Mortgage-backed securities
Government sponsored agencies	(359)	23,609	(249)	11,887	(608)	35,496
Corporate debt securities	(15)	5,035	(33)	1,972	(48)	7,007
Total available for sale	$(406)	$32,683	$(402)	$17,636	$(808)	$50,319

Municipal securities	$(19)	$2,232	$—	$—	$(19)	$2,232
Total held to maturity	$(19)	$2,232	$—	$—	$(19)	$2,232

The Company did not record any charges for other-than-temporary impairment losses for the three months ended March 31, 2018 and the twelve months ended December 31, 2017.

Loans

The loan portfolio is the largest category of our earning assets. At March 31, 2018, total loans, net of allowance for loan losses, totaled $1.2 billion. Prior to 2014, we mainly had two lending products, commercial and industrial loans and commercial real estate (CRE) loans. In 2014, we made the strategic move to diversify our lending into single-family residential mortgage and SBA loans. The following table presents the balance and associated percentage of each major category in our loan portfolio at March 31, 2018 and December 31, 2017:

	As of March 31, 2018		As of December 31, 2017
(dollars in thousands)	$	%	$	%
Loans:
Commercial and industrial	$278,394	22.1	$280,766	22.5
SBA	114,652	9.1	131,421	10.5
Construction and land development	101,240	8.0	91,908	7.4
Commercial real estate (1)	500,051	39.6	496,039	39.7
Single-family residential mortgages	267,591	21.2	248,940	19.9
Total loans,(2)	$1,261,928	100.0	$1,249,074	100.0
Allowance for loan losses	(13,957)		(13,773)
Total loans, net	$1,247,971		$1,235,301

(1)	Includes non-farm and non-residential real estate loans, multifamily resident and 1-4 family single-family residential loan for a business purpose.
(2)	Net of discounts and deferred fees and costs.

Net loans increased $12.7 million, or 1.0%, to $1.2 billion at March 31, 2018 as compared to December 31, 2017. The increase in net loans primarily resulted from organic growth in construction, commercial real estate and single-family residential mortgage loans, which was partially offset by the sale of SBA loans and reduction in commercial and industrial loans.

Outstanding loan balances increased due to new loan originations and advances on outstanding commitments, net of amounts received for loan payments and payoffs.

	As of March 31, 2018
	Within one year		One year to five years		After five years
		Adjustable		Adjustable		Adjustable
(dollars in thousands)	Fixed	Rate	Fixed	Rate	Fixed	Rate	Total
Commercial and industrial	$9,746	$115,693	$—	$45,800	$—	$107,155	278,394
SBA		—				114,652	114,652
Construction and land development		96,791		4,449			101,240
Commercial real estate	—	78,600	55,258	262,456	13,212	90,525	500,051
Single-family residential mortgages		5,189		26,755	235,647		267,591
Total loans	$9,746	$296,273	$55,258	$339,460	$248,859	$312,332	$1,261,928

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

Commercial and industrial loans decreased $2.4 million, or 0.8%, to $278.4 million as of March 31, 2018 compared to $280.8 million at December 31, 2017. This decrease resulted primarily from a decrease in commercial and industrial lines of credit of $20.2 million partially offset by an increase in warehouse lines of credit of $11.2 million and shared national credits of $3.8 million.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-occupied commercial real estate, multi-family residential and single-family residential loans originated for a business purpose. The interest rate for the majority of these loans are Prime based and have a maturity of five years or less except for the single-family residential loans originated for a business purpose which may have a maturity of one year. At March 31, 2018, approximately 6.8% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV, is 75% for commercial real estate loans. The total commercial real estate portfolio totaled $358.5 million at March 31, 2018 and $354.8 million as of December 31, 2017, of which $199.3 million and $204.6 million, respectively, are secured by owner occupied properties. The multi-family residential loan portfolio totaled $107.6 million as of March 31, 2018 and $102.7 million as of December 31, 2017.  The single-family residential loan portfolio originated for a business purpose totaled $33.9 million as of March 31, 2018 and $38.5 million as of December 31, 2017.

Commercial real estate loans increased $4.0 million, or 0.8%, to $500.1 million at March 31, 2018 as compared to $496.0 million at December 31, 2017. This increase resulted primarily from normal business development.

Construction and land development loans. Construction and land development loans increased $9.3 million, or 10.2%, to $101.2 million at March 31, 2018 as compared to $91.9 million at December 31, 2017. This increase in construction and land development loans was primarily due to construction loan originations exceeding loan repayments.

The following table shows the categories of our construction and land development portfolio as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018		As of December 31, 2017
(dollars in thousands)	$	%	$	%
Residential construction	$60,524	59.7	$51,394	55.9
Commercial construction	31,551	31.2	31,758	34.6
Land development	9,165	9.1	8,756	9.5
Total Construction and land development loans	$101,240	100.0	$91,908	100.0

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

We originate SBA loans through our branch staff, loan officers and through SBA brokers. For the first three months of 2018, $8.4 million, or 100%, of SBA loan originations were produced by branch staff and loan officers.  We did not have any loans referred to us by SBA brokers in the first quarter of 2018.

As of March 31, 2018 our SBA portfolio totaled $114.7 million of which $41.4 million is guaranteed by the SBA and $73.3 million is unguaranteed, of which $69.5 million is secured by real estate and $3.8 million is unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral. As of March 31, 2018, $37.4 million or 51.0% is secured by hotel/motels; $12.1 million or 16.5% by gas stations; and $23.9 million or 32.5% in other real estate types. We further analyze the unguaranteed portfolio by location. As of March 31, 2018, $30.0 million or 41.0% is located in California; $3.0 million or 4.1% is located in Nevada; $14.2 million or 19.3% is located in Texas; $10.6 million or 14.5% is located in Washington; and $15.5 million or 21.1% is located in other states.

SBA loans decreased $16.8 million, or 12.8%, to $114.7 million at March 31, 2018 compared to $131.4 million at December 31, 2017. This decrease was primarily due to loan sales of $17.3 million, partially offset by $8.4 million in originations in the first three-months of 2018.  In 2017, we began selling SBA loans quarterly, whereas previously, we primarily sold SBA loans annually in November of each year.

Single-family residential real estate loans. We originate mainly non-qualified, alternative documentation single-family residential mortgage loans through correspondent relationships or through our branch network or retail channel. The loan product is a seven-year hybrid adjustable mortgage with a current start rate of 4.75% which re-prices after seven years to the one-year LIBOR plus 2.75%. As of March 31, 2018, the average loan-to-value of the portfolio was 59.5%, the average FICO score was 752 and the average duration of the portfolio was 4 years. We also offer qualified single-family residential mortgage loans as a correspondent to a national financial institution.

We originate these non-qualified single-family residential mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationships with us. During the first three-months of 2018, we originated $28.1 million of such loans through our retail channel and $91.8 million through our correspondent channel. We sell many of these non-qualified single-family residential mortgage loans to other Asian-American banks. While our loan sales to date have been primarily to two banks, we expect to be expanding our network of banks who will purchase our single-family loan product.

Single-family residential real estate loans, which include $1.9 million of home equity loans, increased $18.7 million, or 7.5%, to $267.6 million as of March 31, 2018 as compared to $248.9 million as of December 31, 2017. In addition, loans held for sale increased $57.5 million or 45.7% to $183.4 million as of March 31, 2018 compared to $125.8 million December 31, 2017. The increase in loans held for sale is mainly due to a decrease in selling single-family residential mortgage loans in the first quarter of 2018 compared to the same period in 2017.

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

Discounts on Purchased Loans. At acquisition we hire a third-party to determine the fair value of loans acquired. In many of the cases fair values were determined by estimating the cash flows expected to result from those loans and discounting them at appropriate market rates. The excess of expected cash flows above the fair value of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB Accounting Standards Codification, or ASC 310-20.

None of the loans we acquired after 2011 had evidence of deterioration of credit quality since origination for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. Loans acquired that had evidence of deterioration of credit quality since origination are referred to as PCI (purchase credit impaired) loans.

With our acquisitions of FAB and VCBB, we acquired $16.7 million contractual amount due with a fair value of $9.7 million of PCI loans. The outstanding balance and carrying amount of PCI loans as of March 31, 2018 and December 31, 2017 were $319,000 and $313,000 and $322,000 and $315,000, respectively. For these PCI loans, the Company did not record an allowance for loan losses for 2018 or 2017 as there were no significant reductions in the expected cash flows.

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by category:

	As of March 31, 2018		As of December 31, 2017
(dollars in thousands)	$	% (1)	$	% (1)
Loans:
Commercial and industrial	$2,958	1.06	$3,014	1.07
SBA	968	0.84	1,030	0.78
Construction and land development	1,337	1.32	1,214	1.32
Commercial real estate (2)	5,182	1.04	4,925	0.99
Single-family residential mortgages	3,443	1.29	3,170	1.27
Unallocated	69	—	420	—
Allowance for loan losses	$13,957	1.11	$13,773	1.10

(1)	Represents the percentage of the allowance to total loans in the respective category.
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $2.4 million at March 31, 2018.  Including the non-accretable credit discount as a percentage of the allowance and credit discounts to loans was 1.2%.

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

Credit-discount on loans purchased through acquisition. Purchased loans are recorded at market value in two categories, credit discount and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of March 31, 2018 and December 31, 2017.

	As of March 31	As of December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$104	$139
SBA	65	67
Construction and land development	—	—
Commercial real estate	1,171	1,416
Single-family residential mortgages	62	67
Total credit discount on purchased loans	$1,402	$1,689
Total remaining balance of purchased loans through acquisition	$197,063	$226,253
Credit-discount to remaining balance of purchased loans	0.71%	0.75%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance.  Net charge-offs to average loans was none for the first three months of March 31, 2018 and 2017.

The allowance for loan losses was $14.0 million at March 31, 2018 compared to $13.8 million at December 31, 2017. The $184,000 increase at March 31, 2018 compared to December 31, 2017 was due to the increase in loan volume.  There were no net loan charge-offs in the first quarter.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the three months ended March 31, 2018 and 2017:

	As of and for the
	three months
	ended March 31,
(dollars in thousands)	2018	2017
Balance, beginning of period	$13,773	$14,162
Recoveries:
SBA	—	24
Total recoveries	—	24
Net charge-offs	—	(24)
Provision for loan losses	184	—
Balance, end of period	$13,957	$14,186
Total loans at end of period (1)	$1,261,928	$1,139,563
Average loans (2)	$1,668,783	$1,134,582
Net charge-offs to average loans	0.00%	0.00%
Allowance for loan losses to total loans	1.11%	1.24%
Credit-discount on loans purchased through acquisition	$1,402	$4,304
Allowance for loan losses plus credit-discount to total loans	1.22%	1.62%

(1)	Total loans are net of discounts and deferred fees and cost
(2)	Excludes loans held for sale

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

	As of	As of
	March 31,	December 31,
(dollars in thousands)	2018	2017
Nonperforming loans:
Commercial and industrial	$—	$—
SBA	71	—
Construction and land development	286	289
Commercial real estate	2,107	2,131
Total troubled debt restructures	2,464	2,420
Non-accrual loans:
Commercial and industrial	—	—
SBA	2,001	155
Total non-accrual loans	2,001	155
Total non-performing loans	4,465	2,575
Other real estate owned	293	293
Nonperforming assets	$4,758	$2,868
Nonperforming loans to total loans	0.35%	0.21%
Nonperforming assets to total assets	0.28%	0.17%

The increase in nonperforming loans at March 31, 2018 was primarily due to a $1.4 million SBA loan that was placed on nonaccrual status as of March 31, 2018 because it did not meet the Company’s cash flow requirements, but has become current subsequent to quarter end.  The Company believes that no impairment exists, as there is more than sufficient collateral value supporting the loan.

Our 30-89 day delinquent loans decreased to $2.2 million as of March 31, 2018.  Of this amount, all have been brought current or been paid-off except for $994,000.

As of March 31, 2018, there were no loans over 90 days past due and still accruing.  There was one loan over 90 days past due and still accruing in the amount of $71,000 as of December 31, 2017.

We did not recognize any interest income on nonaccrual loans during the periods ended March 31, 2018 and December 31, 2017 while the loans were in nonaccrual status. We recognized interest income on commercial and commercial real estate loans modified under troubled debt restructurings of $348,000 and $301,000 during the periods ended March 31, 2018 and December 31, 2017, respectively.

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

Cash and Cash Equivalents. Cash and cash equivalents increased $71.5 million, or 47.7%, to $78.5 million as of March 31, 2018 as compared to $150.0 million at December 31, 2017. This decrease was primarily due to $23.9 million used in operating activities, $61. 2 million used in investing activities partially offset by $13.6 million from financing activities.

Goodwill and Other Intangible Assets. Goodwill was $29.9 million at March 31, 2018 and December 31, 2017, respectively. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Our other intangible assets, which consist of core deposit intangibles, were $1.4 million and $1.4 million at March 31, 2018 and December 31, 2017, respectively. These assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 3 to 10 years.

Liabilities. Total liabilities increased $11.1 million to $1.4 billion, or 0.8%, at March 31, 2018 from December 31, 2017, primarily due to deposit growth.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following attributes: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of March 31, 2018, the Bank considers $1.1 billion or 80.3% of our deposits as core relationships.  As of March 31, 2018, our top ten deposit relationships totaled $338.6 million, of which five are related to directors and shareholders of the Company for a total of $115.4 million or 34.1% of our top ten deposit relationships. As of March 31, 2018, our directors and shareholders with deposits over $250,000 totaled $255.6 million or 35.0% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates at March 31, 2018 and December 31, 2017:

	For the quarter ended		For the year ended
	March 31, 2018		December 31, 2017
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$277,145	—	$221,425	—
Interest-bearing:
NOW	23,107	0.23	19,618	0.23
Savings	32,648	0.44	34,939	0.46
Money market	337,044	0.79	295,932	0.73
Time, less than $250,000	287,582	1.29	312,975	1.16
Time, $250,000 and over	358,072	1.29	369,482	1.16
Total interest-bearing	1,038,453		1,032,946
Total deposits	$1,315,598		$1,254,371

The following table sets forth the maturity of time deposits of $250,000 or more as of March 31, 2018:

	As of March 31, 2018
	Maturity Within:
(dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$82,173	$119,824	$160,341	$2,340	$364,678
Wholesale deposits (1)	25,315	1,568	—	—	26,883
Total	$107,488	$121,392	$160,341	$2,340	$391,561

(1)	Wholesale deposits are defined as time deposits under $250,000 originated through via internet rate line and/or through other deposit originators and are considered non-core deposits.

We acquired time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits as of March 31, 2018 was $26.9 million or 2.0% of total deposits. The balances of such deposits as of December 31, 2017 were $29.5 million. The Bank did not have any brokered deposits during any of the time periods presented.

Total deposits increased $165.5 million to $1.4 billion at March 31, 2018 as compared to $1.3 billion at December 31, 2017, as we grew non-maturity deposit categories. As of March 31, 2018, total deposits were comprised of 23% noninterest-bearing demand accounts, 29% interest-bearing transaction accounts and 48% of time deposits.

Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as federal funds purchased and FHLB advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets.  We did not have any short-term borrowings as of March 31, 2018 but did have $25.0 million outstanding at December 31, 2017. The weighted average interest rate on our short-term borrowings was 0.77% and 0.18% for the three months ended March 31, 2018 and , 2017, respectively.  The following table sets forth information on our short-term FHLB advances during the periods presented:

	As of and for the
	three months ended
	March 31,
(dollars in thousands)	2018	2017
Outstanding at period-end	$—	$10,000
Average amount outstanding	$17,767	$10,278
Maximum amount outstanding at any month-end	$45,000	$10,000
Weighted average interest rate:
During period	1.61%	0.67%
End of period	—	0.69%

Long-Term Debt. Long-term debt consists of subordinated notes.  As of March 31, 2018 the aggregate outstanding principal amount of our subordinated notes was $49.6 million as compared to $49.5 million at December 31, 2017.  The subordinated notes have a maturity date of April 1, 2026 at a fixed rate of 6.5% for the first five years and a floating rate based on the three-month London Interbank Offered Rate (LIBOR) plus 516 basis points thereafter. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt.

Subordinated Debentures. We acquired $5.2 million subordinated debentures as part of the TFC acquisition (TFC Statutory Trust I) and recorded it at fair value of $3.3 million. The fair value adjustment is being accreted over the remaining life of the securities. As of March 31, 2018 and December 31, 2017, we had $3.4 million, and $3.4 million, respectively, of subordinated debentures outstanding. These debentures mature on March 15, 2037 and have a variable rate of interest equal to the three-month LIBOR plus 1.65%.  The interest rates on these debentures were 3.77% and 3.24%, respectively, on March 31, 2018 and December 31, 2017.

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

Shareholders’ equity increased $10.6 million, or 4.0%, to $275.8 million during the first three months of 2018, reflecting $8.8 million of net income and $3.5 million from the exercise of stock options partially offset by a $597,000 decrease in accumulated other comprehensive income exceeded $1.3 million of common dividends declared. The decrease in accumulated other comprehensive income primarily resulted from increases in unrealized gains on available for sale securities.

On July 27, 2017, we completed our initial public offering of 3,750,000 shares at a price to the public of $23.00 per share and a total offering size of $86,250,000. RBB Bancorp sold 2,857,756 shares and selling shareholders sold 892,244 shares of RBB Bancorp’s common stock in the initial public offering. The offering resulted in gross proceeds to RBB Bancorp of approximately $65.7 million. RBB Bancorp contributed $25 million of the net proceeds received from this offering to the Bank. Our stock now trades on the Nasdaq Global Select Market under the symbol “RBB”.  The increase to capital net of expenses was approximately $60.2 million in July 2017.

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

As of March 31, 2018 and December 31, 2017, we had $49.0 million and $49.0 million of unsecured federal funds lines, respectively, with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window at March 31, 2018 and December 31, 2017 were $15.2 million and $15.0 million, respectively. Federal Reserve Discount Window lines were collateralized by a pool of commercial real estate loans totaling $25.3 million and $25.6 million as of March 31, 2018 and December 31, 2017, respectively. We did not have any borrowings outstanding with the Federal Reserve at March 31, 2018 and December 31, 2017 and our borrowing capacity is limited only by eligible collateral.

At March 31, 2018 we did not have any FHLB advances outstanding. At December 31, 2017 we have $25.0 million in FHLB advances outstanding.  Based on the values of loans pledged as collateral, we had $326.9 million and $387.3 million of additional borrowing capacity with the FHLB as of March 31, 2018 and December 31, 2017, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of March 31, 2018 and December 31, 2017. We and the Bank exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at March 31, 2018	Ratio at December 31, 2017	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	15.24%	14.35%	4.00%	4.00%	N/A
Bank	14.83%	14.50%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio (1)
Consolidated	17.98%	17.54%	4.50%	7.00%	N/A
Bank	17.75%	17.42%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	18.24%	17.80%	6.00%	8.50%	N/A
Bank	17.75%	17.42%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	22.93%	22.55%	8.00%	10.50%	N/A
Bank	18.82%	18.47%	8.00%	10.50%	10.00%

(1)	The common equity tier 1 risk-based ratio, or CET1, is a new ratio created by the Basel III regulations beginning January 1, 2015.

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

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at March 31, 2018:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$715,939	$—	$—	$—	$715,939
Time deposits	651,067	6,498	—	—	657,565
Long-term debt	—	—	—	50,000	50,000
Subordinated debentures	—	—	—	5,155	5,155
Leases	1,338	4,333	2,595	2,611	10,877
Total contractual obligations	$1,368,344	$10,831	$2,595	$57,766	$1,439,536

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

(dollars in thousands)	March 31, 2018	December 31, 2017
Tangible common equity:
Total shareholders' equity	$275,822	$265,176
Adjustments
Goodwill	(29,940)	(29,940)
Core deposit intangible	(1,357)	(1,438)
Tangible common equity	$244,525	$233,798
Tangible assets:
Total assets-GAAP	$1,708,504	$1,691,059
Adjustments
Goodwill	(29,940)	(29,940)
Core deposit intangible	(1,357)	(1,438)
Tangible assets:	$1,677,206	$1,659,681
Common shares outstanding	16,288,928	15,908,893
Tangible common equity to tangible assets ratio	14.58%	14.09%
Tangible book value per share	$15.01	$14.70

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

	As of and for the
	three months
	ended March 31,
(dollars in thousands)	2018	2017
Net income available to common shareholders	$8,847	$5,493
Average shareholder's equity	270,430	183,666
Adjustments:
Goodwill	(29,940)	(29,940)
Core deposit intangible	(1,405)	(1,755)
Adjusted average tangible common equity	$239,085	$151,971
Return on average tangible common equity	15.01%	14.66%

Regulatory Reporting to Financial Statements

Some of the financial measures included in this prospectus differ from those reported on the FRB Y-9(c) report. These financial measures include “core deposits to total deposits” and “net non-core funding dependency ratio”. Our management uses these financial measures in its analysis of our performance.

Core Deposits to Total Deposits Ratio. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following attributes: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. The following table reconciles the adjusted core deposit to total deposits.

	As of	As of
(dollars in thousands)	March 31, 2018	December 31, 2017
Adjusted core deposit to total deposit ratio and net non-core funding dependency ratio:
Core deposits (1)	$1,008,826	$990,824
Adjustments to core deposits
CD > $250,000 considered core deposits (2)	273,935	180,751
Less internet deposits < $250,000 considered non-core (3)	(26,883)	(29,467)
Less other deposits not considered core (4)	(201,803)	(136,943)
Adjusted core deposits	1,054,075	1,005,165
Total deposits	1,373,504	1,337,281
Adjusted core deposits to total deposits ratio	76.74%	75.16%

(1)	Core deposits comprise all demand and savings deposits of any amount plus time deposits less than $250,000.
(2)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.
(3)	Comprised of internet and outside deposit originator time deposits less than $250,000 which are not considered to be core deposits.
(4)

Comprised of demand and savings deposits in relationships over $250,000 which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.

Net Non-Core Funding Dependency Ratio. Management measures net non-core funding dependency ratio by using the data provided under “Core Deposits to Total Deposits Ratio” on page 54 to make adjustments to the traditional definition of net non-core funding dependency ratio. The traditional net non-core funding dependency ratio measures non-core funding sources less short term assets divided by total earning assets. The ratio indicates the dependency of the Company on non-core funding. The following table reconciles the adjusted net non-core dependency ratio.

	As of	As of
(dollars in thousands)	March 31, 2018	December 31, 2017
Non-core deposits (1)	$364,678	$346,457
Adjustment to Non-core deposits
CD > $250,000 considered core deposits (2)	(273,935)	(180,751)
Internet deposits considered non-core (3)	26,883	29,467
Other deposits not considered core	201,803	136,943
Adjusted non-core deposits	319,429	332,116
Short term borrowings outstanding	—	25,000
Adjusted non-core liabilities (A)	319,429	307,116
Short term assets (4)	79,135	150,648
Adjustment to short term assets
Purchased receivables with maturities less than 90-days	9,746	10,354
Adjusted short term assets (B)	88,881	161,002
Net non-core funding (A-B)	$230,548	$146,114
Total earning assets	$1,617,300	$1,600,534
Adjusted net non-core funding dependency ratio	14.26%	9.13%

(1)	Non-core deposits are time deposits greater than $250,000.
(2)	Time deposits to core customers over $250,000.
(3)	Internet and outside deposit originator time deposits less than $250,000.
(4)	Short term assets include cash equivalents and investment with maturities less than one year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
March 31, 2018:
Dollar change	$(714)	$4,802	$9,516
Percent change	-1.14%	7.65%	15.15%
December 31, 2017:
Dollar change	(1,664)	4,805	9,659
Percent change	-2.60%	7.52%	15.11%

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

We are within board policy limits for the +/-100 and +200 basis point scenarios. The NII at Risk reported at March 31, 2018, projects that our earnings are expected to be materially sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets increased resulting in a position shift from slightly asset sensitive to asset sensitive.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-100	+100	+200
March 31, 2018:
Dollar change	$(36,044)	$8,682	$14,488
Percent change	-10.99%	2.65%	4.42%
December 31, 2017:
Dollar change	(30,319)	12,966	22,307
Percent change	-9.45%	4.04%	6.96%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate -100, +100 and +200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 100 basis points, the point at which many assets and liabilities reach zero percent.

We are within board policy limits for the +/-100 and +200 basis point scenarios. The EVE reported at March 31, 2018 projects that as interest rates increase immediately, the economic value of equity position will be expected to increase. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Evaluation of disclosure controls and procedures. The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business. Management believes that none of the legal proceedings occurring in the ordinary course of business, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

ITEM 1A.	RISK FACTORS

The description of the risk factors associated with the Company’s business previously disclosed in Part I, Item 1A of our 2017 Annual Report is supplemented to include the following updated risk factor:

Existing and potential acquisitions may disrupt our business.

On April 23, 2018, we entered into a definitive agreement to acquire FAIC, the holding company of FAIB, a New York state-chartered bank with $873 billion in total assets as of December 31, 2017. That transaction is expected to close in the second half of 2018, subject to the receipt all required regulatory and shareholder approvals and the satisfaction or waiver, applicable, of all closing conditions.

The success of this merger will depend on, among other things, our ability to realize the anticipated revenue enhancements and efficiencies and to combine the businesses the Bank and FAIB, if the acquisition is completed, in a manner that does not materially disrupt the existing customer relationships of FAIB, or result in decreased revenues resulting from any loss of customers, and that permits growth opportunities to occur. If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

It is possible that the FAIC integration process when and if applicable, could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the mergers. Integration efforts could also divert management attention and resources. These integration matters could have an adverse effect on the combined company.

Existing and potential acquisitions may dilute stockholder value.

We are expected to issue approximately 3.0 million shares of our common stock in the FAIC acquisition.  Assuming our Registration Statement on Form S-4 registering the shares of our stock issuable to FAIC shareholders upon consummation of that acquisition is declared effective by the SEC, all of the shares of our common stock issued FAIC shareholders will be freely tradable without restrictions under the Securities Act, except for those shares issued to the two directors from FAIC.  If former FAIC shareholders sell substantial amounts of our common stock, it may cause the market price of our common stock to decrease.

We continue to evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions on an ongoing basis. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our stock’s tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from recent or future acquisitions could have a material adverse effect on our financial condition and results of operations.

We cannot say with any certainty that we will be able to consummate, or if consummated, successfully integrate our pending acquisition of FAIC or any future acquisitions or that we will not incur disruptions or unexpected expenses in integrating such acquisitions. In attempting to make such future acquisitions, we anticipate competing with other financial institutions, many of which have greater financial and operational resources. Acquiring other banks, businesses, or branches involves various risks commonly associated with acquisitions, including, among other things:

•Potential exposure to unknown or contingent liabilities of the target company;

•Exposure to potential asset quality issues of the target company;

•Potential disruption to our business;

•Potential diversion of management’s time and attention;

•The possible loss of key employees and customers of the target company;

•Difficulty in estimating the value of the target company; and

•Potential changes in banking or tax laws or regulations that may affect the target company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of April 23, 2018, by and between First American International Corp. and RBB Bancorp (1)

3.1	Articles of Incorporation of RBB Bancorp (2)

3.2	Bylaws of RBB Bancorp (3)

4.1	Specimen Common Stock Certificate of RBB Bancorp (4)

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Exhibit 2.1 of the Registrant’s Form 8-K filed with the SEC on April 23, 2018.
(2)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(3)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(4)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)
/s/ Yee Phong (Alan) Thian Yee Phong (Alan) Thian Duly Authorized Officer Chairman, Chief Executive Officer and President
Date: May 15, 2018	/s/ David Morris
David Morris Duly Authorized Officer, Executive Vice President and Chief Financial Officer