Form 10-K/A
period 2017-12-31
RBB Bancorp
filed 2018-05-29
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend RBB Bancorp’s (together with its consolidated subsidiaries, the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2018 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to correct the previously filed Exhibit Index, which inadvertently did not incorporate by reference previously-filed exhibits or include a reference to the date, and the filing with which, such exhibits were previously filed.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s principal executive officer and principal financial officer are providing new currently dated certifications required pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing. This Amendment No. 1 speaks only as of the Original Filing Date, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits

The exhibit index attached hereto is incorporated herein by reference.

(b)	Financial Statement Schedules

All schedules have been omitted as not applicable or not required under the rules of Regulation S-X.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1

Agreement and Plan of Merger dated November 10, 2015 between TFC Holding Company, TomatoBank, RBB Bancorp and Royal Business Bank (incorporated herein by reference to Exhibit 2.1 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)

2.2	Agreement and Plan of Merger dated April 23, 2018 between First American International Corp. and RBB Bancorp (incorporated herein by reference to Exhibit 2.1 to our Form 8-K filed on April 23, 2018)

3.1	Articles of Incorporation of RBB Bancorp (incorporated herein by reference to Exhibit 3.1 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)

3.2	Bylaws of RBB Bancorp (incorporated herein by reference to Exhibit 3.2 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)

4.1	Specimen common stock certificate of RBB Bancorp (incorporated herein by reference to Exhibit 4.1 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1

Employment Agreement dated April 12, 2017 between RBB Bancorp, Royal Business Bank and Alan Thian (incorporated herein by reference to Exhibit 10.1 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.2

Employment Agreement dated April 12, 2017 between RBB Bancorp, Royal Business Bank and David Morris (incorporated herein by reference to Exhibit 10.2 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.3

Employment Agreement dated April 12, 2017 between RBB Bancorp, Royal Business Bank and Simon Pang (incorporated herein by reference to Exhibit 10.3 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.4	RBB Bancorp 2010 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.5

Form of Stock Option Award under the RBB Bancorp 2010 Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.6	RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.6 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.7

Form of Stock Option Award Terms under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.8

Form of Stock Appreciation Rights Award under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.9

Form of Deferred Stock Award Agreement under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.10

Form of Restricted Stock Award Agreement under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.11

Form of Performance Award Agreement under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.12

Form of Indemnification Agreements entered into with all of the directors and executive officers of RBB Bancorp (incorporated herein by reference to Exhibit 10.12 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.13

Form of Indemnification Agreement entered into with all of the former directors and executive officers of TFC Holding Company (incorporated herein by reference to Exhibit 10.13 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

21.1	Subsidiaries of RBB Bancorp (incorporated herein by reference to our Form 10-K 2017 Annual Report filed on March 30, 2018)

23.1	Consent of Vavrinek Trine Day & Co., LLP**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Finance Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

__________________

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed with the Original Form 10-K.
+	Filed herewith.

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1*

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002, as amended.

31.2*

Certification of Interim Chief Accounting Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002, as amended.

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on May 25, 2018.

RBB BANCORP

By:	/s/ Yee Phong (Alan) Thian
Name:	Yee Phong (Alan) Thian
Title:	Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yee Phong (Alan) Thian	Director (Chairman); Chief Executive Officer and President (principal executive officer)	May 25, 2018
Yee Phong (Alan) Thian

/s/ David Morris	Executive Vice President; Chief Financial Officer (principal financial and accounting officer)	May 25, 2018
David Morris

/s/ Peter M. Chang	Director	May 25, 2018
Peter M. Chang

/s/ Wendell Chen	Director	May 25, 2018
Wendell Chen

/s/ Pei-Chin (Peggy) Huang	Director	May 25, 2018
Pei-Chin (Peggy) Huang

/s/ James W. Kao	Director	May 25, 2018
James W. Kao

/s/ Ruey-Chyr Kao	Director	May 25, 2018
Ruey-Chyr Kao

/s/ Chie-Min (Christopher) Koo	Director	May 25, 2018
Chie-Min (Christopher) Koo

/s/ Christopher Lin	Director	May 25, 2018
Christopher Lin

/s/ Ko-Yen Lin	Director	May 25, 2018
Ko-Yen Lin

/s/ Paul Lin	Director	May 25, 2018
Paul Lin

/s/ Feng (Richard) Lin	Director	May 25, 2018
Feng (Richard) Lin

/s/ Fui Ming (Catherine) Thian	Director	May 25, 2018
Fui Ming (Catherine) Thian