Form 10-Q
period 2018-06-30
RBB Bancorp
filed 2018-08-14
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018 or

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

Number of shares of common stock of the registrant: 16,544,627 outstanding as of August 8, 2018.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017 (AUDITED)

(In thousands, except share amounts)

	June 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$72,788	$70,048
Federal funds sold and other cash equivalents	—	80,000
Cash and cash equivalents	72,788	150,048

Interest-earning deposits in other financial institutions	600	600

Securities:
Available for sale (amortized cost of $63,157 and $65,587 at June 30, 2018 and December 31, 2017, respectively)	61,299	64,957
Held to maturity (fair value of $9,982 and $10,250 at June 30, 2018 and December 31, 2017, respectively)	9,986	10,009
Mortgage loans held for sale	281,755	125,847

Loans held for investment:
Real estate	$876,494	$839,230
Commercial	407,052	410,812
Total loans	1,283,546	1,250,042
Unaccreted discount on acquired loans	(1,488)	(2,762)
Deferred loan costs (fees), net	2,024	1,794
Total loans, net of deferred loan fees	1,284,082	1,249,074
Allowance for loan losses	(14,657)	(13,773)
Net loans	1,269,425	1,235,301

Premises and equipment	7,502	6,583
Federal Home Loan Bank stock	7,738	6,770
Net deferred tax assets	7,089	6,086
Income tax receivable	2,170	272
Other real estate owned	293	293
Cash surrender value of life insurance	33,180	32,782
Goodwill	29,940	29,940
Servicing assets	6,134	5,957
Core deposit intangibles	1,280	1,438
Accrued interest and other assets	25,693	14,176
Total assets	$1,816,872	$1,691,059

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017 (AUDITED) (CONTINUED)

(In thousands, except share amounts)

	June 30,	December 31,
Liabilities and Shareholders’ Equity	2018	2017
Deposits:
Noninterest-bearing demand	$306,362	$285,690
Savings, NOW and money market accounts	424,261	411,663
Time deposits under $250,000	268,967	293,471
Time deposits $250,000 and over	424,816	346,457
Total deposits	1,424,406	1,337,281

Reserve for unfunded commitments	483	282
FHLB advances	40,000	25,000
Long-term debt	49,601	49,528
Subordinated debentures	3,470	3,424
Accrued interest and other liabilities	12,710	10,368
Total liabilities	1,530,670	1,425,883

Commitments and contingencies - Note 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 16,544,627 shares issued and outstanding at June 30, 2018 and 15,908,893 shares at December 31,2017	214,025	205,927
Additional paid-in capital	6,680	8,426
Retained earnings	66,804	51,266
Accumulated other comprehensive income (loss) - net unrealized loss on securities available for sale, net of tax benefit of $551 at June 30, 2018 and $186 at December 31, 2017	(1,307)	(443)
Total shareholders’ equity	286,202	265,176
Total liabilities and shareholders’ equity	$1,816,872	$1,691,059

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest and dividend income:
Interest and fees on loans	$21,132	$16,759	$40,206	$32,792
Interest on interest-earning deposits	209	209	395	360
Interest on investment securities	603	313	1,163	591
Dividend income on FHLB stock	134	82	253	235
Interest on federal funds sold and other	206	158	443	302
Total interest income	22,284	17,521	42,460	34,280
Interest expense:
Interest on savings deposits, now and money market accounts	998	575	1,700	1,049
Interest on time deposits	2,410	1,993	4,456	3,842
Interest on subordinated debentures and other	920	907	1,833	1,812
Interest on other borrowed funds	129	12	200	29
Total interest expense	4,457	3,487	8,189	6,732
Net interest income	17,827	14,034	34,271	27,548
Provision for credit losses	700	(4,188)	884	(4,188)

Net interest income after provision for credit losses	17,127	18,222	33,387	31,736
Noninterest income:
Service charges, fees and other	446	646	912	1,106
Gain on sale of loans	2,085	2,289	3,900	3,786
Loan servicing fees, net of amortization	58	(5)	27	257
Recoveries on loans acquired in business combinations	5	29	11	57
Increase in cash surrender value of life insurance	199	216	398	401
	2,793	3,175	5,248	5,607
Noninterest expense:
Salaries and employee benefits	4,709	4,243	9,660	8,426
Occupancy and equipment expenses	834	727	1,626	1,471
Data processing	487	454	960	806
Legal and professional	423	296	680	(91)
Office expenses	192	177	363	331
Marketing and business promotion	262	143	465	325
Insurance and regulatory assessments	213	205	422	410
Amortization of intangibles	77	87	158	181
OREO expenses	—	14	7	28
Other expenses	994	614	2,139	1,651
	8,191	6,960	16,480	13,538
Income before income taxes	11,729	14,437	22,155	23,805
Income tax expense	2,292	5,901	3,872	9,776
Net income	$9,437	$8,536	$18,283	$14,029

Net income per share
Basic	$0.58	$0.67	$1.13	$1.09
Diluted	$0.54	$0.62	$1.06	$1.02
Cash dividends declared per common share	$0.09	$—	$0.17	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$9,437	$8,536	$18,283	$14,029

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Change in unrealized gains (losses)	(379)	185	(1,227)	300
Reclassification of gains (losses) recognized in net income	—	—	—	—
	(379)	185	(1,227)	300
Related income tax effect:
Change in unrealized gains (losses)	112	(76)	363	(123)
Reclassification of gains recognized in net income	—	—	—	—
	112	(76)	363	(123)

Total other comprehensive income	(267)	109	(864)	177

Total comprehensive income	$9,170	$8,645	$17,419	$14,206

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(In thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2018	15,908,893	$205,927	$8,426	$51,266	$(443)	$265,176
Net income				18,283		18,283
Stock-based compensation			262			262
Cash dividend				(2,745)		(2,745)
Stock options exercised	635,734	8,098	(2,008)			6,090
Other comprehensive income, net of taxes					(864)	(864)
Balance at June 30, 2018	16,544,627	$214,025	$6,680	$66,804	$(1,307)	$286,202

Balance at January 1, 2017	12,827,803	$142,651	$8,417	$30,784	$(267)	$181,585
Net income				14,029		14,029
Stock-based compensation			395			395
Cash dividend				(3,849)		(3,849)
Other comprehensive income, net of taxes					177	177
Balance at June 30, 2017	12,827,803	$142,651	$8,812	$40,964	$(90)	$192,337

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net income	$18,283	$14,029
Adjustments to reconcile net income to net cash from
Operating activities:
Depreciation and amortization of premises, equipment and intangibles	417	664
Net accretion of securities, loans, deposits, and other	(742)	(881)
Provision for loan losses	884	(4,188)
Stock-based compensation	262	395
Deferred tax benefit	(1,897)	—
Gain on sale of loans	(3,900)	(3,786)
Increase in cash surrender value of life insurance	(398)	(401)
Loans originated and purchased for sale	(208,830)	(101,210)
Proceeds from loans sold	130,010	87,387
Other items	2,390	(2,392)
Net cash used in operating activities	(63,521)	(10,383)
Investing activities
Decrease in interest-earning deposits	—	245
Securities available for sale:
Purchases	(31,898)	(2,000)
Maturities, prepayments and calls	34,259	2,167
Purchase of FHLB stock and other equity securities, net	(8,010)	(27)
Purchase of investment in qualified affordable housing projects	(4,500)	—
Net increase in loans	(107,957)	(57,571)
Purchase of life insurance	—	(10,000)
Purchases of premises and equipment	(1,103)	(200)
Net cash used in investing activities	(119,209)	(67,386)
Financing activities
Net increase in demand deposits and savings accounts	33,270	93,373
Net increase in time deposits	53,855	32,398
Net increase in FHLB advances	15,000	—
Cash dividends paid	(2,745)	(3,849)
Exercise of stock options	6,090	—
Net cash from financing activities	105,470	121,922
Net (decrease) increase in cash and cash equivalents	(77,260)	44,153
Cash and cash equivalents at beginning of period	150,048	118,713
Cash and cash equivalents at end of period	$72,788	$162,866
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$1,107	$6,793
Taxes paid	$6,085	$9,690
Non-cash investing and financing activities:
Transfer of loan to available for sale securities	$—	$1,000
Transfer of loans to held for sale	$72,211	$67,188
Net change in unrealized holding gain on securities available for sale	$(1,227)	$300

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 - BUSINESS DESCRIPTION

RBB Bancorp (“RBB”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our wholly-owned subsidiaries, Royal Business Bank, a California-chartered commercial bank (“Bank”), and RBB Asset Management Company (“RAM”), all collectively referred to herein as “the Company”, “we”, “our” or “us”.  All significant intercompany transactions have been eliminated.  RBB Bancorp was formed in January 2011 to be the bank holding company of the Bank. RAM was formed in 2012 to hold and manage problem assets acquired in business combinations.  RBB Bancorp has no significant business activity other than its investments in the Bank and RAM.  In 2016 the Bank became a Community Development Financial Institution and uses any grants we receive to invest back into the low to moderate income areas in the communities we serve.

At June 30, 2018, the Company had total assets of $1.8 billion, gross loans of $1.3 billion, total deposits of $1.4 billion and total stockholders' equity of $286.2 million. On July 31, 2017, RBB completed its initial public offering (“IPO”) of 3,750,000 shares of its common stock at a price to the public of $23.00 per share.  RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides business banking services to the Chinese-American communities in Los Angeles County, Orange County and Ventura County in California and in Las Vegas, which is in Clark County, Nevada, including remote deposit, E-banking, mobile banking, commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts.

The Company operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, West LA, and Westlake Village, California and Las Vegas, Nevada.  .

We generate our revenue primarily from interest received on loans and leases to customers, who are predominately small and middle-market businesses and individuals, and to a lesser extent, from interest received on investment securities.  We have also derived income from noninterest sources, such as fees received in connection with various lending and deposit services, residential mortgage loan originations, loan servicing and gain on sales of loans.  Our principle expenses include interest expense on deposits and subordinated debentures, and operating expenses, such as salaries and employee benefits, occupancy and equipment, data processing, and income tax expense.

We completed four acquisitions between July 8, 2011 and February 19, 2016.  Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.  See Note 3 – Acquisitions, for more information about our acquisition transactions.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results for the full year.  These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2017, included in our annual report filed on Form 10-K for the fiscal year ended December 31, 2017 (our “2017 Annual Report”).

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 1 – Summary of Significant Policies in our Consolidated Financial Statements as of and for the year ended December 31, 2017, included in our 2017 Annual Report.  The accompanying consolidated unaudited financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary to reflect a fair statement of our consolidated financial condition, results of operations, and cash flows. The results of operations for acquired companies are included from the dates of acquisition.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or “Update”) 2014-09, Revenue from Contracts with Customers (Topic 606).  This Update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.  The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Our revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Accordingly, the majority of the Company’s revenues will not be affected.  In addition, the standard does not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the standard.  As an emerging growth company, the Company plans to adopt ASU 2014-09 as of January 1, 2019, utilizing the modified prospective approach.  Company will perform an overall assessment of revenue streams potentially affected by the ASU, including certain deposit related fees and interchange fees, to determine the impact this guidance will have on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).  Changes made to the current measurement model primarily affect the accounting for equity securities and readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  This Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and one year later for nonpublic business entities.  Based upon an evaluation of the guidance in ASU 2016-01 the Company determined the ASU will not have a material impact on the Company’s consolidated financial statements as the accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  The Company adopted this ASU as of January 1, 2018 but will continue to monitor any updates to the guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance.  The amendments in this Update are effective for interim and annual periods beginning after December 15, 2019, for an emerging growth company.  The Company has several lease agreements which are currently considered operating leases and are therefore not included on the Company’s Consolidated Balance Sheets.  Under the new guidance the Company expects that some of the lease agreements will have to be recognized on the Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability.  Based upon a preliminary evaluation the Company expects that the ASU will have an impact on the Company’s Consolidated Balance Sheets.  The Company will continue to evaluate how extensive the impact will be under the ASU on the Company’s consolidated financial statements.  The Company anticipates adopting this ASU 2016-02 beginning January 1, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (Topic 326).  This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income.  The standard will replace today's "incurred loss" approach with an "expected loss" model.  The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures.  This includes, but is not limited to, loans, leases, held to maturity securities, loan commitments, and financial guarantees.  For available for sale (“AFS”) debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses.  In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.  ASU 2016-13 is effective for interim and annual reporting periods for an emerging growth company beginning after December 15, 2020.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).  The Company has begun its evaluation of the impact of the implementation of ASU 2016-13.   The implementation of the provisions of ASU 2016-13 will most likely impact the Company’s Consolidated Financial Statements as to the level of reserves that will be required for credit losses.  The Company will continue to access the potential impact that this Update will have on the Company’s consolidated financial statements. The Company anticipates adopting this ASU 2016-13 beginning January 1, 2021.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Currently, Topic 805 specifies three elements of a business – inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. This led many transactions to be accounted for as business combinations rather than asset purchases under legacy GAAP. The primary goal of ASU 2017-01 is to narrow the definition of a business, and the guidance in this update provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update should be applied prospectively on or after the effective date. The Company adopted this ASU on January 1, 2018 and will be applied prospectively for any future business combinations.  In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350).  This Update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements and have not

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

elected the private company alternative for the subsequent measurement of goodwill.  As a result, under this Update, “an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.”  ASU 2017-14 is effective for annual and any interim impairment tests performed in periods beginning after December 15, 2021 for an emerging growth company. .  Adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which is intended to enhance “the accounting for the amortization of premiums for purchased callable debt securities.” This Update shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument.  The amendments in this Update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The ASU’s amendments are effective for emerging growth companies for interim and annual periods beginning after December 15, 2019. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The implementation of the provisions of ASU 2017-08 will most likely not have a material impact the Company’s consolidated financial statements. The Company will continue to access the potential impact that this ASU will have on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of codification Accounting.” The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share- entity to apply modification accounting. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU 2017-09 are effective for annual periods, and interim within those annual reporting periods, for an emerging growth company, beginning after December 15, 2018. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  This Update allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the new U.S. Federal corporate income tax rate enacted on December 22, 2017. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company elected to early adopt ASU 2018-02 and elected to reclassify the income tax effects of the Tax Reform Act from AOCI to retained earnings. The amount of the reclassification is $72,000, which is the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate.

In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.”  The ASU clarifies certain aspects of the guidance issued in ASU 2016-01.  There are two issues addressed that may affect RBB:  (1) Equity Securities without a Readily Determinable Fair Value—Discontinuation, and (2) Equity Securities without a Readily Determinable Fair Value—Adjustments.  Similar to ASU 2016-01, this ASU is generally effective for emerging growth company fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company will continue to assess the potential impact that this ASU will have on the Company’s consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.”  The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  For emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update has the potential to only impact share-based payments to members of the Company’s board of directors.  The Company will assess the potential impact that this ASU will have on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-09, “Codification Improvements”, which affects a wide variety of topics, including amendments to subtopics:  220-10, Income Statement—Reporting Comprehensive Income—Overall; 470-50, Debt—Modifications and Extinguishments;  480-10, Distinguishing Liabilities from Equity—Overall; 718-740, Compensation—Stock Compensation—Income Taxes; 805-740, Business Combinations— Income Taxes; and, 820-10, Fair Value Measurement— Overall.  The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities and after December 15, 2019 for emerging growth companies.

NOTE 3 - ACQUISITION

On April 23, 2018, RBB and First American International Corporation (“FAIC”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the merger of FAIC with and into RBB, with RBB as the surviving corporation (the “Merger”). Immediately following the effectiveness of the Merger, First American International Bank, a wholly-owned subsidiary of FAIC (“FAIB”) will be merged with and into the Bank, with the Bank being the surviving bank in the merger (the “Bank Merger”).

Pursuant to the terms and subject to the conditions of the Merger Agreement, which has been unanimously approved by each of the Boards of Directors of RBB and FAIC, at the effective time of the Merger (the “Effective Time”), each share of the common stock of FAIC will be convertible into the right to receive (i) 1.3472 shares of the common stock, no par value per share, of RBB and (ii) $15.30 in cash.  Holders of in-the-money FAIC stock options (“FAIC Stock Options”) will receive an amount equal to (1) $51.00 minus (2) the exercise price per share with respect to the corresponding FAIC Stock Option.

Pursuant to the terms of the Merger Agreement, RBB and FAIC have agreed that FAIC will repurchase its currently outstanding $17 million of preferred stock held by the United States Treasury and issued under the Troubled Asset Relief Program prior to completion of the Merger (the “TARP Redemption”) and that RBB will assist in financing such repurchase, if necessary.

The Merger Agreement contains customary representations, warranties and covenants made by each of RBB and FAIC, and the completion of the Merger and the Bank Merger are subject to certain conditions.  The Merger Agreement contains certain termination rights for both RBB and FAIC including, among others, if the Merger is not consummated on or before April 30, 2019, unless further extended in accordance with the Merger Agreement; if there is a Material Adverse Effect with respect to FAIC or RBB; or if the requisite approval of the shareholders of FAIC is not obtained. In addition, FAIC is entitled under certain circumstances to terminate the Merger Agreement and enter into a definitive agreement with a third party providing for a superior offer and, in connection therewith, to concurrently pay to RBB a termination fee in such event equal to $5,000,000 (the "Termination Fee"). The Termination Fee is also payable by FAIC or RBB upon termination of the Merger Agreement in certain other instances as set forth in the Merger Agreement.  The Merger is expected to close in the early fourth quarter of 2018.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on April 23, 2018.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of  available for sale (“AFS”) securities and held to maturity (“HTM”) securities at June 30, 2018 and December 31, 2017, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,949	$—	$(95)	$1,854
Mortgage-backed securities
Government sponsored agencies	43,453	0	(1,611)	41,842
Corporate debt securities	17,755	90	(242)	17,603
Total	$63,157	$90	$(1,948)	$61,299

Held to maturity
Municipal taxable securities	$4,293	$155	$—	$4,448
Municipal securities	5,693	4	(163)	5,534
Total	$9,986	$159	$(163)	$9,982

December 31, 2017
Available for sale
Government agency securities	$7,968	$—	$(152)	$7,816
Mortgage-backed securities
Government sponsored agencies	39,806	17	(608)	39,215
Corporate debt securities	17,813	161	(48)	17,926
Total	$65,587	$178	$(808)	$64,957

Held to maturity
Municipal taxable securities	$4,295	$228	$—	$4,523
Municipal securities	5,714	32	(19)	5,727
Total	$10,009	$260	$(19)	$10,250

One security with a fair value of $729,000 and $796,000 at June 30, 2018 and December 31, 2017, respectively, was pledged to secure a local agency deposit.

The amortized cost and fair value of the investment securities portfolio at June 30, 2018 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Within one year	$1,686	$1,668	$499	$504
Due from one to five years	29,886	28,984	2,280	2,344
Due from five to ten years	27,548	26,702	2,390	2,481
Due from ten years and greater	4,037	3,945	4,817	4,653
Total	$63,157	$61,299	$9,986	$9,982

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The following table summarizes available for sale securities with unrealized losses at June 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2018
Government agency securities	$—	$—	$(95)	$1,854	$(95)	$1,854
Mortgage-backed securities
Government sponsored agencies	(1,097)	28,642	(514)	12,890	(1,611)	41,532
Corporate debt securities	(164)	9,586	(78)	1,927	(242)	11,513
Total available for sale	$(1,261)	$38,228	$(687)	$16,671	$(1,948)	$54,899

Municipal securities	$(163)	$4,653	$—	$—	$(163)	$4,653
Total held to maturity	$(163)	$4,653	$—	$—	$(163)	$4,653

December 31, 2017
Government agency securities	$(32)	$4,039	$(120)	$3,777	$(152)	$7,816
Mortgage-backed securities
Government sponsored agencies	(359)	23,609	(249)	11,887	(608)	35,496
Corporate debt securities	(15)	5,035	(33)	1,972	(48)	7,007
Total available for sale	$(406)	$32,683	$(402)	$17,636	$(808)	$50,319

Municipal securities	$(19)	$2,232	$—	$—	$(19)	$2,232
Total held to maturity	$(19)	$2,232	$—	$—	$(19)	$2,232

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.

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

	Three months ended June 30,
	2018				2017
(dollars in thousands)	Real Estate	Commercial	Unallocated	Total	Real Estate	Commercial	Unallocated	Total
Beginning balance	$9,962	$3,926	$69	$13,957	$6,942	$7,244	$—	$14,186
Additions (reductions) to the allowance charged to expense	530	174	(4)	700	(509)	(4,489)	810	(4,188)
Recoveries on loans charged-off	—	—	—	—	—	629	—	629
Less loans charged-off	—	—	—	—	—	—	—	—
Ending balance	$10,492	$4,100	$65	$14,657	$6,433	$3,384	$810	$10,627

	Six months ended June 30,
	2018				2017
(dollars in thousands)	Real Estate	Commercial	Unallocated	Total	Real Estate	Commercial	Unallocated	Total
Beginning balance	$9,309	$4,044	$420	$13,773	$8,111	$6,051	$—	$14,162
Additions (reductions) to the allowance charged to expense	1,183	56	(355)	884	(1,678)	(3,320)	810	(4,188)
Recoveries on loans charged-off	—	—	—	—	—	653	—	653
Less loans charged-off	—	—	—	—	—	—	—	—
Ending balance	$10,492	$4,100	$65	$14,657	$6,433	$3,384	$810	$10,627

The following table presents the recorded investment in loans and impairment method as of and for the six months ended June 30, 2018 and June 30, 2017, and the activity in the allowance for loan losses for the year ended December 31, 2017, by portfolio segment:

(dollars in thousands)
As of and for the six months ended June 30, 2018	Real Estate	Commercial	Unallocated	Total
Reserves:
Specific	$—	$—	$—	$—
General	10,492	4,100	65	14,657
Loans acquired with deteriorated credit quality	—	—	—	—
Total allowance for loan losses	$10,492	$4,100	$65	$14,657
Loans evaluated for impairment:
Individually	$3,356	$3,197	$—	$6,553
Collectively	872,088	405,130	—	1,277,218
Loans acquired with deteriorated credit quality	311	—	—	311
Total loans, net of deferred loan fees	$875,755	$408,327	$—	$1,284,082

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

As of and for the six months ended June 30, 2017	Real Estate	Commercial	Unallocated	Total
Reserves:
Specific	$—	$—	$—	$—
General	6,433	3,384	810	10,627
Loans acquired with deteriorated credit quality	—	—	—	—
Total allowance for loan losses	$6,433	$3,384	$810	$10,627
Loans evaluated for impairment:
Individually	$4,843	$3,638	$—	$8,481
Collectively	752,488	384,719	—	1,137,207
Loans acquired with deteriorated credit quality	317	—	—	317
Total loans, net of deferred loan fees	$757,648	$388,357	$—	$1,146,005

As of and for the year ended December 31, 2017	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning of year	$8,111	$6,051	$—	$14,162
Provisions	1,198	(2,671)	420	(1,053)
Charge-offs	—	(83)	—	(83)
Recoveries	—	747	—	747
	$9,309	$4,044	$420	$13,773
Reserves:
Specific	$—	$—	$—	$—
General	9,309	4,044	420	13,773
Loans acquired with deteriorated credit quality	—	—	—	—
Total allowance for loan losses	$9,309	$4,044	$420	$13,773
Loans evaluated for impairment:
Individually	$2,420	$155	$—	$2,575
Collectively	834,152	412,032	—	1,246,184
Loans acquired with deteriorated credit quality	315	—	—	315
Total loans, net of deferred loan fees	$836,887	$412,187	$—	$1,249,074

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

Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

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

The risk category of loans by class of loans was as follows at June 30, 2018 and December 31, 2017:

(dollars in thousands)		Special
June 30, 2018	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$94,618	$—	$—	$283	$94,901
Commercial real estate	483,251	4,439	2,231	3,073	492,994
Single-family residential mortgages	287,860	—	—	—	287,860
Commercial:
Other	308,320	2,364	500	—	311,184
SBA	91,128	—	2,818	3,197	97,143
Total loan	$1,265,177	$6,803	$5,549	$6,553	$1,284,082

December 31, 2017
Real estate:
Construction and land development	$91,619	$—	$—	$289	$91,908
Commercial real estate	469,422	19,070	5,416	2,131	496,039
Single-family residential mortgages	248,940	—	—	—	248,940
Commercial:
Other	277,518	2,360	888	—	280,766
SBA	126,759	1,778	2,729	155	131,421
Total loan	$1,214,258	$23,208	$9,033	$2,575	$1,249,074

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

As of June 30, 2018, there was no past due loan in single-family residential mortgages held for sale.  The following table presents the aging of the recorded investment in past-due loans at June 30, 2018 and December 31, 2017 by class of loans:

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non- Accrual
June 30, 2018	Days	Days	Or More(2)	Past Due	Past Due	Total Loans	Loans(1)
Real estate:
Construction and land development	$—	$—	$—	$—	$94,901	$94,901	$—
Commercial real estate	—	—	—	—	492,994	492,994	—
Single-family residential mortgages	787	—	—	787	287,073	287,860	—
Commercial:
Other	277	—	—	277	310,907	311,184	—
SBA	—	—	2,173	2,173	94,970	97,143	2,173
	$1,064	$—	$2,173	$3,237	$1,280,845	$1,284,082	$2,173

December 31, 2017
Real estate:
Construction and land development	$—	$—	$—	$—	$91,908	$91,908	$—
Commercial real estate	—	—	—	—	496,039	496,039	—
Single-family residential mortgages	1,175	338	—	1,513	247,427	248,940	—
Commercial:
Other	—	—	—	—	280,766	280,766	—
SBA	—	1,426	84	1,510	129,911	131,421	155
	$1,175	$1,764	$84	$3,023	$1,246,051	$1,249,074	$155
Real estate:
Single-family residential mortgages held for sale	$697	$—	$—	$697	$125,150	$125,847	$—

(1)	Included in total loans.
(2)	As of June 30, 2018, there were no loans over 90 days past due and still accruing. As of December 31, 2017, there was one loan over 90 days past due and still accruing in the amount of $71,000.

Information relating to individually impaired loans presented by class of loans was as follows at June 30, 2018 and December 31, 2017:

	Unpaid
(dollars in thousands)	Principal	Recorded	Average	Interest	Related
June 30, 2018	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$283	$283	$286	$11	$—
Commercial real estate	3,073	3,073	2,614	130	—
Commercial - SBA	3,197	3,197	1,712	88	—
Total	$6,553	$6,553	$4,612	$229	$—

December 31, 2017
With no related allowance recorded
Construction and land development	$289	$289	$296	$16	$—
Commercial real estate	2,131	2,131	2,192	297	—
Commercial - SBA	155	155	78	15	—
Total	$2,575	$2,575	$2,566	$328	$—

No interest income was recognized on a cash basis for the six months ended June 30, 2018 and 2017 and for the year ended December 31, 2017.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The Company had six and four loans identified as troubled debt restructurings (“TDRs”) at June 30, 2018 and December 31, 2017, respectively.   There were no specific reserves on TDRs as of June 30, 2018 or December 31, 2017.  There are no commitments to lend additional amounts at June 30, 2018 and December 31, 2017 to customers with outstanding loans that are classified as TDRs.

As of June 30, 2018, the terms of two loans were modified as TDRs.  The modification of the terms generally included loans where a moratorium on loan payments was granted.  Such moratoriums ranged from six months to nine months on the loans restructured in 2018 and 2017.

The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2018.  There were three new TDRs as of June 30, 2018:

		Pre-	Post-
		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded
June 30, 2018	Loans	Investment	Investment
Commercial	2	$1,148	$1,148
Commercial real estate	1	1,025	1,025
Total	3	$2,173	$2,173

The Company has purchased loans as part of its whole bank acquisitions, for which there was at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

The outstanding balance and carrying amount of purchased credit-impaired loans at June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Outstanding balance	$316	$322
Carrying amount	$311	$315

For these purchased credit-impaired loans, the Company did not increase the allowance for loan losses during the six months ended June 30, 2018 or for the year ended December 31, 2017, as there were no significant reductions in the expected cash flows.

Below is a summary of activity in the accretable yield on purchased credit-impaired loans for the six months ended June 30, 2018 and for the year ended December 31, 2017:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Beginning balance	$7	$142
Accretion of income	(2)	(135)
Ending balance	$5	$7

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets.  The principal balances at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Loans serviced for others:
Mortgage loans	$432,990	$384,437
SBA loans	$177,264	$175,919

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The fair value of servicing assets for mortgage loans was $3.0 million and $2.5 million at June 30, 2018 and December 31, 2017, respectively.  The fair value of servicing assets for SBA loans was $5.7 million and $5.9 million at June 30, 2018 and December 31, 2017, respectively.

Servicing fees net of servicing asset amortization totaled $27,000 and $257,000 for the six months ended June 30, 2018 and 2017, respectively.  The decrease primarily due to increases in servicing income, partially offset by servicing asset write-downs.  Write-downs of servicing assets was caused by loan payoffs, primarily caused by customers repaying SBA loans.

When mortgage and SBA loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans.  Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

	Six months ended		Six months ended
	June 30, 2018		June 30, 2017
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of year	$1,540	$4,417	$1,002	$2,702
Additions	637	1,048	222	1,454
Disposals	(115)	(736)	(124)	(185)
Amortized to expense	(334)	(323)	(174)	(236)
End of period	$1,728	$4,406	$926	$3,735

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually.  The Company has selected December 31st as the date to perform the annual impairment test.  Goodwill amounted to $29.9 million at June 30, 2018 and December 31, 2017, and is the only intangible asset with an indefinite life on the balance sheet.  There were no impairment losses recognized on goodwill during the six months ended June 30, 2018 and 2017.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions.   CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years.  The unamortized balance at June 30, 2018 and December 31, 2017 was $1.3 million and $1.4 million, respectively.  CDI amortization expense was $158,000 and $181,000 for the six months ended June 30, 2018 and June 30, 2017, respectively.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Estimated CDI amortization expense for future years is as follows:

(dollars in thousands)
Year ending December 31:
2018 remaining	$153
2019	274
2020	244
2021	172
2022	129
Thereafter	308
Total	$1,280

NOTE 8 - DEPOSITS

At June 30, 2018, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	June 30, 2018	December 31, 2017
One year	$680,534	$627,665
Two to three years	13,249	12,263
Total	$693,783	$639,928

NOTE 9 - LONG-TERM DEBT

In March 2016, the Company issued $50 million of 6.5% fixed to floating rate subordinated debentures, due March 31, 2026. The interest rate is fixed through March 31, 2021 and floats at 3 month LIBOR plus 516 basis points thereafter. The subordinated debentures are considered Tier-two capital at the Company. The Company allocated $35 million to the Bank as Tier-one capital.

At June 30, 2018 and December 31, 2017, long-term debt was as follows:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Principal	$50,000	$50,000
Unamortized debt issuance costs	$399	$472

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Bancorp in 2016, acquired TFC Statutory Trust (the “Trust”).  The Trust contained a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC Bancorp issued $5 million of subordinated debentures to the Trust in exchange for ownership of all of the common securities of the Trust and the proceeds of the preferred securities sold by the Trust. The Company is not considered the primary beneficiary of this Trust as this Trust is a variable interest entity and therefore the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The amount of amortization expense recognized for the six months ended June 30, 2018 and 2017 was $45,000.  The Company also purchased an investment in the common stock of the Trust for $155,000 which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.65%, which was 3.99% and 3.24% at June 30, 2018 and December 31, 2017, respectively.

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

Federal Funds Arrangements with Commercial Banks.  At June 30, 2018, the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $5.0 million overnight from Zions Bank, Wells Fargo Bank, First Tennessee National Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements.  At June 30, 2018, the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit.  The secured borrowing capacity with the FRB of $14.0 million at June 30, 2018 is collateralized by loans pledged with a carrying value of $25.2 million.

FHLB Secured Line of Credit.  The secured borrowing capacity with the FHLB of $405.5 million at June 30, 2018 is collateralized by loans pledged with a carrying value of $464.0 million.

At June 30, 2018, the Company had $40.0 million at 2.08% in short-term borrowings with the FHLB and $25.0 million at 1.41% at December 31, 2017.  There were no amounts outstanding under any of the other borrowing arrangements above at June 30, 2018 and 2017 except FHLB advances.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the six months ended June 30, 2018 and 2017, the Company recorded an income tax provision of $3.9 million and $9.8 million, respectively, reflecting an effective tax rate of 17.5% and 41.1% for the six months ended June 30, 2018 and 2017, respectively. During the three months ended June 30, 2018 and 2017, the Company recorded an income tax provision of $2.3 million and $5.9 million, respectively, reflecting and effective tax rate of 19.5% and 40.9% for the three months ended June 30, 2018 and 2017, respectively.  These decreases in income tax expense was consistent with the reduction in the corporate income tax rate following passage of the Tax Cuts and Jobs Act of 2017 at the end of 2017 and a corresponding decrease in pre-tax income..

NOTE 13 - COMMITMENTS

The Company leases several of its operating facilities under various noncancellable operating leases expiring at various dates through 2028.  The Company is also responsible for common area maintenance, taxes and insurance at the various branch locations.

Future minimum rent payments on the Company’s leases were as follows at June 30, 2018:

(dollars in thousands)
Year ending December 31:
2018 remaining	$1,086
2019	2,050
2020	1,794
2021	1,690
2022	1,447
Thereafter	5,346
Total	$13,413

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense.  Total rental expense, recognized on a straight-line basis, was $895,000 and $742,000 for the six months ended June 30, 2018 and 2017, respectively.

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

At June 30, 2018 and December 31, 2017, the Company had the following financial commitments whose contractual amount represents credit risk:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Commitments to make loans	$89,611	$101,960
Unused lines of credit	98,809	99,217
Commercial and similar letters of credit	3,061	3,013
Standby letters of credit	1,795	1,575
Total	$193,276	$205,765

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	June 30,	December 31,
(dollars in thousands)	2018	2017
Beginning balance	$2,300	$3,445
New loans and advances	2,300	2,200
Repayments	(1,100)	(3,345)
Ending balance	$3,500	$2,300

Loan commitments outstanding to executive officers, directors and their related interests with whom they are associated totaled approximately $0.5 million and $2.1 million at June 30, 2018 and December 31, 2017, respectively.

Deposits from principal officers, directors, and their affiliates at June 30, 2018 and December 31, 2017 were $45.0 million and $43.8 million, respectively.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 15 - STOCK-BASED COMPENSATION

RBB Bancorp 2017 Omnibus Stock Incentive Plan

The 2017 Omnibus Stock Incentive Plan (the “OSIP”) was adopted by the Company’s board of directors on January 18, 2017 and approved by the Company’s shareholders at the Company’s annual meeting on May 23, 2017. The OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the 2017 OSIP, or 3,848,341 shares. This represents 23% of the issued and outstanding shares of the Company’s common stock as of June 30, 2018.  As of June 30, 2018, there were 1,363,207 shares of common stock available for issuance under the OSIP.  Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

RBB Bancorp 2010 Stock Option Plan

Under the RBB Bancorp 2010 Stock Option Plan (the “2010 Plan”), the Company was permitted to grant awards to eligible persons in the form of qualified and non-qualified stock options. The Company reserved up to 30% of the issued and outstanding shares of common stock as of the date the Company adopted the 2010 Plan or 3,494,478 shares, for issuance under the 2010 Plan. After approval of the OSIP at the Company’s annual meeting on May 23, 2017, no additional grants will be made under the 2010 Plan.  The 2010 Plan has terminated and options that were granted under that Plan have become subject to the OSIP.  Awards that were granted under the 2010 Plan will remain exercisable pursuant to the terms and conditions set forth in individual award agreements, but such awards will be assumed and administered under the OSIP. The 2010 Plan award agreements allow for acceleration of exercise privileges of grants upon occurrence of a change in control of the Company. If a participant’s job is terminated for cause, then all unvested awards expire at the date of termination.

The Company recognized stock-based compensation expense of $262,000 and $395,000 and recognized income tax benefits on that expense of $56,000 and $121,000 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 16 - REGULATORY MATTERS

Holding companies (with assets over $1 billion at the beginning of the year) and banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.

In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. The new rules became effective on January 1, 2015, with certain of the requirements phased-in over a multi-year schedule.  Under the rules, minimum requirements increased for both the quantity and quality of capital held by the Bank.  The rules include a new common equity Tier 1 (“CET1”) capital to risk-weighted assets ratio with minimums for capital adequacy and prompt corrective action purposes of 4.5% and 6.5%, respectively.  The minimum Tier 1 capital to risk-weighted assets ratio was raised from 4.0% to 6.0% under the capital adequacy framework and from 6.0% to 8.0% to be well-capitalized under the prompt corrective action framework.  In addition, the rules introduced the concept of a "conservation buffer" of 2.5% applicable to the three capital adequacy risk-weighted asset ratios (CET1, Tier 1, and Total).  The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The capital conservation buffer for June 30, 2018 is 11.14% and 12.54% for the Bank and RBB, respectively. If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital.  Management believes, at June 30, 2018 and December 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As defined in applicable regulations and set forth in the tables below, the RBB and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the "well capitalized" standards at the dates indicated:

			Amount of Capital Required
							To Be Well-Capitalized
			Minimum Required for		Regulatory Capital Ratio Requirements,		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		including fully phased-in Capital Conservation Buffer		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Tier 1 Leverage Ratio
Consolidated	$260,042	15.23%	$68,275	4.00%	$68,275	4.00%	$85,344	5.00%
Bank	$252,675	14.84%	$68,126	4.00%	$68,126	4.00%	$85,157	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$256,573	18.29%	$63,114	4.50%	$98,178	7.00%	$91,165	6.50%
Bank	$252,675	18.06%	$62,963	4.50%	$97,943	7.00%	$90,947	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	$260,042	18.54%	$84,152	6.00%	$119,216	8.50%	$112,203	8.00%
Bank	$252,675	18.06%	$83,951	6.00%	$118,931	8.50%	$111,935	8.00%
Total Risk-Based Capital Ratio
Consolidated	$324,784	23.16%	$112,203	8.00%	$147,266	10.50%	$140,254	10.00%
Bank	$267,816	19.14%	$111,935	8.00%	$146,915	10.50%	$139,919	10.00%

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

			Amount of Capital Required
							To Be Well-Capitalized
			Minimum Required for		Regulatory Capital Ratio Requirements,		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		including fully phased-in Capital Conservation Buffer		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Tier 1 Leverage Ratio
Consolidated	$238,219	14.35%	$66,423	4.00%	$66,423	4.00%	$83,029	5.00%
Bank	$232,765	14.50%	$64,214	4.00%	$64,214	4.00%	$80,267	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$234,794	17.54%	$60,233	4.50%	$93,696	7.00%	$87,003	6.50%
Bank	$232,765	17.42%	$60,122	4.50%	$93,524	7.00%	$86,843	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	$238,219	17.80%	$80,311	6.00%	$113,774	8.50%	$107,081	8.00%
Bank	$232,765	17.42%	$80,163	6.00%	$113,564	8.50%	$106,884	8.00%
Total Risk-Based Capital Ratio
Consolidated	$301,802	22.55%	$107,081	8.00%	$140,544	10.50%	$133,851	10.00%
Bank	$246,820	18.47%	$106,884	8.00%	$140,285	10.50%	$133,605	10.00%

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

Additionally, the FRB has issued guidance which requires that they be consulted before payment of a dividend if a financial holding company does not have earnings over the prior four quarters of at least equal to the dividend to be paid, plus other holding company obligations.

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

Appraisals for other real estate owned are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered.  No significant adjustments to appraised values have been made as a result of this comparison process as of June 30, 2018.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at June 30, 2018 and December 31, 2017:

(dollars in thousands)	Fair Value Measurements Using:
June 30, 2018	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$1,854		$1,854
Mortgage-backed securities				—
Government sponsored agencies		41,842		41,842
Corporate debt securities		17,603		17,603
	$—	$61,299	$—	$61,299

On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

December 31, 2017
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$7,816		7,816
Mortgage-backed securities
Government sponsored agencies		39,215		39,215
Corporate debt securities		17,926		17,926
	$—	$64,957	$—	$64,957

On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

No write-downs to OREO were recorded in for the six months ended June 30, 2018 or for the year ended December 31, 2017.

Quantitative information about the Company's non-recurring Level 3 fair value measurements at June 30, 2018 and December 31, 2017 is as follows:

					Weighted-
(dollars in thousands)	Fair Value	Valuation	Unobservable	Adjustment	Average
June 30, 2018	Amount	Technique	Input	Range	Adjustment
Other real estate owned	$293	Third Party	Management Adjustments	21%	21%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs
December 31, 2017
Other real estate owned	$293	Third Party	Management Adjustments	21%	21%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

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

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The fair value hierarchy level and estimated fair value of significant financial instruments at June 30, 2018 and December 31, 2017 are summarized as follows:

		June 30,		December 31,
		2018		2017
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$72,780	$72,780	$70,048	$70,048
Federal funds sold and other cash equivalents	Level 1	—	—	80,000	80,000
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	61,299	61,299	64,957	64,957
Investment securities - HTM	Level 2	9,986	9,982	10,009	10,250
Mortgage loans held for sale	Level 1	281,755	289,103	125,847	128,972
Loans, net	Level 3	1,269,425	1,326,775	1,235,301	1,236,289

Financial Liabilities:
Deposits	Level 2	1,424,406	1,423,802	$1,337,281	$1,336,353
FHLB advances	Level 2	40,000	40,000	25,000	25,000
Long-term debt	Level 2	49,601	42,457	49,528	44,319
Subordinated debentures	Level 3	3,470	3,861	3,424	3,348

NOTE 19 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”):

	Six months ended
	June 30,
	2018		2017
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$18,283		$14,029
Shares outstanding		16,544,627		12,827,803
Impact of weighting shares		(298,564)		—
Used in basic EPS	18,283	16,246,063	14,029	12,827,803
Dilutive effect of outstanding
Stock options		1,002,062		970,672
Used in dilutive EPS	$18,283	17,248,125	$14,029	13,798,475

Basic earnings per common share	$1.13		$1.09
Diluted earnings per common share	$1.06		$1.02

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

	Three months ended
	June 30,
	2018		2017
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$9,437		$8,536
Shares outstanding		16,544,627		12,827,803
Impact of weighting shares		(137,188)		—
Used in basic EPS	9,437	16,407,439	8,536	12,827,803
Dilutive effect of outstanding
Stock options		915,361		1,035,470
Used in dilutive EPS	$9,437	17,322,800	$8,536	13,863,273

Basic earnings per common share	$0.58		$0.67
Diluted earnings per common share	$0.54		$0.62

NOTE 20 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At June 30, 2018 and December 31, 2017, the balance of the investment for qualified affordable housing projects was $9.8 million and $5.7 million, respectively.  This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets.  Total unfunded commitments related to the investments in qualified housing projects totaled $8.1 million and $4.2 million at June 30, 2018 and December 31, 2017, respectively.  The Company expects to fulfill these commitments during the years ending 2027 and 2028.

For the six months ended June 30, 2018 and 2017, the Company recognized amortization expense of $322,000 and $119,000, respectively, which was included within income tax expense on the consolidated statements of income.

NOTE 21 - RECENT DEVELOPMENTS

On July 18, 2018, RBB declared a cash dividend of $0.09 per share for the second quarter of 2018. The dividend is payable on August 15, 2018 to common shareholders of record as of July 31, 2018.

On April 23, 2018, RBB  and FAIC entered into the Merger Agreement, providing for the merger of FAIC with and into RBB, with RBB as the surviving corporation (the Merger). Immediately following the effectiveness of the Merger, FAIB, a wholly-owned bank subsidiary of FAIC will be merged with and into the Bank, with the Bank being the surviving bank in the merger.  See Item 1, Note 3 herein.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic market areas;
•	economic, market, operational, liquidity, credit and interest rate risks associated with our business;
•	lack of seasoning in our loan portfolio;
•	deteriorating asset quality and higher loan charge-offs;
•	the laws and regulations applicable to our business;
•	our ability to achieve organic loan and deposit growth and the composition of such growth;
•	increased competition in the financial services industry, nationally, regionally or locally;
•	our ability to maintain our historical earnings trends;
•	our ability to raise additional capital to implement our business plan;
•	material weaknesses in our internal control over financial reporting;
•	systems failures or interruptions involving our information technology and telecommunications systems or third-party servicers;
•	the composition of our management team and our ability to attract and retain key personnel;
•	the fiscal position of the U.S. federal government and the soundness of other financial institutions;
•	our ability to monitor our lending relationships;
•	the composition of our loan portfolio, including the identity of our borrowers and the concentration of loans in energy-related industries and in our specialized industries;
•	the portion of our loan portfolio that is comprised of participations and shared national credits;
•	the amount of nonperforming and classified assets we hold;
•	time and effort necessary to resolve nonperforming assets;
•	our ability to identify potential candidates for, consummate, and achieve synergies resulting from, potential future acquisitions;
•	our limited operating history as an integrated company and our recent acquisitions;
•	environmental liability associated with our lending activities;
•	the geographic concentration of our markets in California and the southwest United States;
•	the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;

•	the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
•	requirements to remediate adverse examination findings;
•	changes in the scope and cost of FDIC deposit insurance premiums;
•	implementation of regulatory initiatives regarding bank capital requirements that may require heightened capital;
•	the obligations associated with being a public company;
•	our success at managing the risks involved in the foregoing items;
•	our modeling estimates related to an increased interest rate environment;
•	our ability to achieve the cost savings and efficiencies in connection with branch closures; and
•	our estimates as to our expected operational leverage and the expected additional loan capacity of our relationship managers.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company’s unaudited consolidated financial statements are based upon its unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Our significant accounting policies are described in greater detail in our 2017 audited financial statements included in our 2017 Annual Report,  which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

RBB is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for the Bank and RAM.  At June 30, 2018, RBB had total assets of $1.8 billion, gross loans of $1.3 billion, total deposits of $1.4 billion and total stockholders' equity of $286.2 million. On July 31, 2017, RBB completed its initial public offering of 3,750,000 shares at a price to the public of $23.00 per share. RBB’s stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

RBB operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, West Los Angeles, and Westlake Village, California and Las Vegas, Nevada.  The Bank is a Community Development Financial Institution and as such is able to receive grants from the United States Treasury Department.  Any grants we receive will be used to invest in low to moderate income areas in the communities we serve.

RBB has complete four acquisitions since 2011.  We acquired First Asian Bank (“FAB”) and Ventura County Business Bank (“VCBB”) in 2011, Los Angeles National Bank (“LANB” in 2014 and TomatoBank (“TB”) in 2016.  We have entered into a merger agreement with First American International Corp. on April 23, 2018.

OVERVIEW

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of RBB and its wholly owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our audited financial statements included in our 2017 Annual Report, and the unaudited consolidated financial statements and accompanying notes presented elsewhere in this Report.

For the second quarter of 2018, we reported net earnings of $9.4 million, compared with $8.5 million for the second quarter of 2017. This represented an increase of $901,000 from the second quarter of 2017. Diluted earnings per share were $0.54 per share for the second quarter of 2018, compared to $0.62 for the same period last year. Included in the net income for the three months ended June 30, 2017 is a recapture of the provision for loan losses of $4.2 million, reflecting the receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the allowance for loan losses.

At June 30, 2018, total assets were $1.8 billion, an increase of $125.8 million, or 7.44%, from total assets of $1.7 billion at December 31, 2017. Interest-earning assets were $1.7 billion as of June 30, 2018, an increase of $110.0 million, or 6.87%, when compared with $1.6 billion at December 31, 2017. The increase in interest-earning assets was primarily due to a $35.0 million increase in total loans, a $155.9 million increase in mortgage loans held for sale, partially offset by a $77.3 million decrease in cash and cash equivalents, and a $3.7 million decrease in securities.

At June 30, 2018, AFS investment securities totaled $61.3 million inclusive of a pre-tax unrealized loss of $1.9 million, compared to $65.0 million, inclusive of a pre-tax unrealized loss of $629,000, at December 31, 2017.   At June 30, 2018, HTM investment securities totaled $10.0 million.

Total loans and leases, net of deferred fees and discounts, were $1.3 billion at June 30, 2018, compared to $1.2 billion at December 31, 2017 and $1.1 billion at June 30, 2017. Total loans and leases, net of deferred fees and discounts increased $35.0 million, or 2.80%, from December 31, 2017. The $35.0 million increase in total loans was principally due to increases of approximately $38.9 million in single-family residential (“SFR”) mortgage loans, $30.4 million in commercial and industrial loans, $3.0 million in construction loans, which were partially offset by decreases of $3.0 million in commercial real estate loans and $34.3 million in SBA loans.

Noninterest-bearing deposits were $306.4 million at June 30, 2018, an increase of $20.7 million, or 7.24%, compared to $285.7 million at December 31, 2017. At June 30, 2018, noninterest-bearing deposits were 21.5% of total deposits, compared to 21.4% at December 31, 2017.  The growth in non-interest deposits is mainly due to marketing efforts by our branches and by branch management.

Our average cost of total deposits was 1.01% for the quarter ended June 30, 2018, compared to 0.83% for the same period last year. The increase is due to increasing market deposit rates due to Federal Reserve actions. Borrowings, consisting of long-term debt, remained constant at $49.6 million as of June 30, 2018 compared to $49.5 million as of December 31, 2017.    As of June 30, 2018 we had $40.0 million in advances from the FHLB and $25.0 million as of December 31, 2017.

The allowance for loan losses was $14.7 million at June 30, 2018, compared to $13.8 million at December 31, 2017. The allowance for loan losses increased by $700,000 for the second quarter of 2018. The increase was due to the $700,000 loan loss provision due to normal loan growth.  There were zero net charge-offs in the second quarter of 2018.  The allowance for loan losses to total loans and leases outstanding was 1.14% and 1.10% as of June 30, 2018 and December 31, 2017, respectively.

Shareholders’ equity increased $21.0 million, or 7.93%, to $286.2 million during the first half of 2018 as $18.3 million of net income, $262,000 in stock-based compensation, $6.1 million from the exercise of stock options, which was partially offset by $2.7 million of common dividends declared and a $864,000 decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income primarily resulted from decreases in unrealized gains on available for sale securities.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of June 30, 2018, the Company’s Tier 1 leverage capital ratio totaled 15.23%, our common equity Tier 1 ratio totaled 18.29%, our Tier 1 risk-based capital ratio totaled 18.54%, and our total risk-based capital ratio totaled 23.16%. See Regulatory Capital Requirements herein for a further discussion of our regulatory capital requirements. Subsequent to the fiscal quarter ended June 30, 2017, we raised $60.3 million in common stock (which was net of $1.5 million in expenses) through our IPO, which was completed on July 31, 2017.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	For the three months ended				For the six months ended
	June 30,		Variance		June 30,		Variance
	2018	2017	$	%	2018	2017	$	%
(dollars in thousands except per share amounts)
Interest income	$22,284	$17,521	$4,763	27.2%	$42,460	$34,280	$8,180	23.86%
Interest expense	4,457	3,487	(970)	-27.8	8,189	6,732	(1,457)	-21.65
Net interest income	17,827	14,034	3,793	27.0	34,271	27,548	6,723	24.41
Provision (recapture) for loan losses	700	(4,188)	(4,888)	116.7	884	(4,188)	(5,072)	121.12
Net interest income after provision (recapture) for credit losses	17,127	18,222	(1,095)	-6.0	33,387	31,736	1,651	5.20
Noninterest income	2,793	3,175	(382)	-12.0	5,248	5,607	(359)	-6.40
Noninterest expense	(8,191)	(6,960)	1,231	-17.7	(16,480)	(13,538)	2,942	-21.73
Income before income taxes	11,729	14,437	(2,708)	-18.8	22,155	23,805	(1,650)	-6.93
Income tax expense	(2,292)	(5,901)	(3,609)	61.2	(3,872)	(9,776)	(5,904)	60.40
Net income	$9,437	$8,536	$901	10.6	$18,283	$14,029	$4,254	30.33
Earnings per common share:
Basic	$0.58	$0.67	$(0.09)		$1.13	$1.09	$0.04
Diluted (1)	0.54	0.62	-0.08		1.06	1.02	0.04
Return on average assets	2.18%	2.29%	-0.11%		2.18%	1.93%	215.67%
Return on average shareholders’ equity	13.45	18.27	-1813.55		13.35	15.25%	1319.41%
Efficiency ratio (2)	39.72	40.44	-4004.28		41.70	40.83%	4129.13%
Dividend payout ratio	16.67	0.00	16.67		16.04	20.13%	1583.68%
Average equity to assets ratio	16.21	12.54	-1237.79		16.30	12.66%	1617.75%
Tangible common equity to tangible assets (3)	14.28	10.70	-1055.72		14.28	10.70%	1417.25%
Tangible book value per share (3)	$15.41	$12.53	$2.88		$15.41	$12.53	$2.88
Return on average tangible common equity (3)	15.13%	21.97%	-6.84%		15.05%	18.38%	-3.33%

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

(2)

Efficiency ratio represents noninterest expenses, as adjusted, divided by the sum of fully taxable equivalent net interest income plus noninterest income, as adjusted. Noninterest expense adjustments exclude integration and acquisition related expenses. Noninterest income adjustments exclude realized gains or losses from the sale of investment securities, gains or losses on sale of other assets and grants from the CDFI Fund, for providing services to low-to-moderate income community.

(3)

Tangible book value per share, adjusted return on average assets, adjusted return on average tangible common equity, return on average tangible common equity and tangible common equity to tangible assets are non-GAAP financial measures. See "Non-GAAP Financial Measures" for a reconciliation of these measures to their most comparable GAAP measures.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rate of 21% (for 2018) or 35% (for 2017). Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. For additional information see the sections on Capital Resources and Liquidity Management and Quantitative and Qualitative Disclosures about Market Risk included in the Report.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended June 30, 2018 and 2017 and the six months ended June 30, 2018 and 2017. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the three months ended June 30,
	2018			2017
	Average	Interest	Yield /	Average	Interest	Yield /
(dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$79,065	$549	2.78%	$134,089	$449	1.34
Securities
Available for sale	74,836	519	2.78	40,618	253	2.50
Held to maturity (2)	9,992	92	3.68	6,204	60	3.88
Mortgage loans held for sale	209,423	2,428	4.65	71,356	848	4.77
Loans held for investment: (3)
Real estate	885,630	12,635	5.72	768,585	10,645	5.56
Commercial (4)	377,077	6,069	6.46	378,436	5,266	5.58
Total loans	1,262,707	18,704	5.94	1,147,021	15,911	5.56
Total earning assets	1,636,023	$22,292	5.47	1,399,288	$17,521	5.02
Noninterest-earning assets	100,442			95,434
Total assets	$1,736,465			$1,494,722

Interest-bearing liabilities
NOW and money market deposits	$387,116	$968	1.00	$302,483	$536	0.71
Savings deposits	29,499	30	0.40	34,203	39	0.46
Time deposits	666,493	2,410	1.45	701,314	1,993	1.14
Total interest-bearing deposits	1,083,108	3,408	1.26	1,038,000	2,568	0.99
FHLB short-term advances	34,011	129	1.52	5,220	12	0.92
Long-term debt	49,583	849	6.87	49,432	850	6.90
Subordinated debentures	3,459	71	8.26	3,366	57	6.79
Total interest-bearing liabilities	1,170,161	$4,457	1.53	1,096,018	$3,487	1.28
Noninterest-bearing liabilities
Noninterest-bearing deposits	271,920			198,126
Other noninterest-bearing liabilities	12,930			13,176
Total noninterest-bearing liabilities	284,850			211,302
Shareholders' equity	281,454			187,402
Total liabilities and shareholders' equity	$1,736,465			$1,494,722
Net interest income / interest rate spreads		$17,835	3.94%		$14,034	3.74
Net interest margin			4.37			$4.02

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash management purposes by the Company.

	For the six months ended June 30,
	2018			2017
	Average	Interest	Yield /	Average	Interest	Yield /
(dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$85,509	$1,092	2.58%	$126,214	$897	1.43
Securities
Available for sale	72,453	996	2.77	39,737	470	2.39
Held to maturity (2)	9,997	184	3.71	6,207	121	3.93
Mortgage loans held for sale	184,315	4,266	4.67	61,606	1,469	4.81
Loans held for investment: (3)
Real estate	865,588	23,732	5.53	767,138	21,317	5.60
Commercial (4)	380,740	12,208	6.47	373,697	10,006	5.40
Total loans	1,246,329	35,940	5.82	1,140,835	31,323	5.54
Total earning assets	1,598,603	$42,478	5.36	1,374,599	$34,280	5.03
Noninterest-earning assets	95,754			91,422
Total assets	$1,694,357			$1,466,021

Interest-bearing liabilities
NOW and money market deposits	$365,909	$1,636	0.90	$284,879	$971	0.69
Savings deposits	30,709	65	0.43	34,174	78	0.46
Time deposits	653,837	4,456	1.37	697,135	3,842	1.11
Total interest-bearing deposits	1,050,455	6,157	1.18	1,016,188	4,891	0.97
FHLB short-term advances	32,565	200	1.24	7,735	29	0.76
Long-term debt	49,567	1,698	6.91	49,414	1,698	6.93
Subordinated debentures	3,449	135	7.92	3,354	114	6.85
Total interest-bearing liabilities	1,136,036	$8,190	1.45	1,076,691	$6,732	1.26
Noninterest-bearing liabilities
Noninterest-bearing deposits	269,957			191,975
Other noninterest-bearing liabilities	12,114			11,810
Total noninterest-bearing liabilities	282,071			203,785
Shareholders' equity	276,250			185,545
Total liabilities and shareholders equity	$1,694,357			$1,466,021
Net interest income / interest rate spreads		$34,288	3.90%		$27,548	3.77
Net interest margin			4.33			4.04

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes - amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash - management purposes by the Company.

Interest Rates and Operating Interest Differential

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous period’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. Changes which are not due solely to volume or rate have been allocated to these categories based on the respective percent changes in average volume and average rate as they compare to each other.

	Three months ended June 30, 2018 compared with three months ended June 30, 2017			Six months ended June 30, 2018 compared with six months ended June 30, 2017
	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$(38,281)	$38,381	$100	$(14,552)	$14,747	$195
Securities (2)
Available for sale	23,798	(23,532)	266	19,548	(19,022)	526
Held to maturity	3,484	(3,452)	32	3,724	(3,661)	63
Mortgage loans held for sale	160,483	(158,903)	1,580	147,558	(144,761)	2,797
Loans held for investment: (3)
Real estate	167,445	(165,455)	1,990	137,831	(135,416)	2,415
Commercial (4)	(2,194)	2,997	803	9,508	(7,306)	2,202
Total loans	165,251	(162,458)	2,793	147,339	(142,722)	4,617
Total earning assets	$314,735	$(309,964)	$4,771	$303,617	$(295,419)	$8,198

Interest-bearing liabilities
NOW and money market deposits	$21,230	$(20,798)	$432	$13,978	$(13,313)	$665
Savings deposits	(472)	463	(9)	(398)	385	(13)
Time deposits	(12,626)	13,043	417	(12,015)	12,629	614
Total interest-bearing deposits	8,132	(7,292)	840	1,565	(299)	1,266
FHLB short-term advances	10,958	(10,841)	117	4,718	(4,547)	171
Long-term debt	259	(260)	(1)	264	(264)	0
Subordinated debentures	191	(177)	14	162	(141)	21
Total interest-bearing liabilities	19,540	(18,570)	970	6,709	(5,251)	1,458
Net interest	$295,195	$(291,394)	$3,801	$296,908	$(290,168)	$6,740

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes - amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash - management purposes by the Company.

Results of Operations—Comparison of Results of Operations for the Three Months Ended June 30, 2018 and 2017

The following discussion of our results of operations compares the three months ended June 30, 2018 to the three months ended June 30, 2017. The results of operations for the three months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

Net Interest Income/Average Balance Sheet

In the second quarter of 2018, we generated $17.8 million of net interest income, which was an increase of $3.8 million, or 27.0%, from the $14.0 million of net interest income we produced in the second quarter of 2017. The increase in net interest income was primarily due to a 16.9% increase in the average balance of interest-earning assets, plus a 45 basis point increase in the average yield on interest-earning assets,  which was partially offset by a 27 basis point increase in the average rate paid on interest-bearing deposits reflecting an increase in deposit rates. The increase in the average balance of interest-earning assets reflected increases in securities average balances and loan average balances, partially offset by decreases in federal funds sold, cash and other equivalents,  which resulted from the deployment of capital raised in our July 2017 IPO into higher yielding earning assets.  Our deposit average balances increased by $118.9 million primarily due to enhanced marketing efforts in 2018. The increase in interest expense was primarily due to a $74.1 million increase in interest-bearing liabilities and a 25 basis point increase in the average rate paid on deposits. For the three months ended June 30, 2018 and 2017, our net interest margin was 4.37% and 4.02%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the three months ended June 30, 2018 and 2017, excluding accretion income would have been 4.15% and 3.77%, respectively.

Total interest income was $22.3 million for the second quarter of 2018 compared to $17.5 million for the second quarter of 2017. The $4.8 million, or 27.2%, increase in total interest income was primarily due to increases in loan and securities average balances, as well as increases in yields on loans and securities, partially offset by decreases in average balances on federal funds sold and other cash equivalents.

Interest and fees on loans for the second quarter of 2018 was $21.1 million compared to $16.8 million for the second quarter of 2017. The $4.3 million, or 26.0%, increase was primarily due to a 9.3% increase in the average balance of loans outstanding and a 42 basis point increase in the average yield on loans. The increase in the average loan balance was primarily due to loan growth in single family residential mortgages and commercial loans.  Accretion income totaled $922,000 in the second quarter of 2018 compared to $867,000 in the second quarter of 2017. The average yield on loans benefits from discount accretion on our purchased loan portfolio. For the three months ended June 30, 2018 and 2017, the yield on total loans was 5.98% and 5.56%, respectively, while the yield on total loans excluding accretion income would have been 5.39% and 4.96%, respectively. Due to payoffs of acquired loans, we expect accretion income to continue to decline throughout 2018 in comparison to 2017. However, the pending acquisition of FAIC, if completed, will likely add purchased loan discounts, resulting in increased accretion.  The table below illustrates by loan type the accretion income for June 30, 2018 and June 30, 2017.

	As of and for the
	three months
	ended June 30,
(dollars in thousands)	2018	2017
Beginning balance of discount on purchased loans	$2,410	$7,007
Accretion:
Commercial and industrial	35	59
SBA	35	6
Construction and land development	—	14
Commercial real estate	850	779
Single-family residential mortgages	2	9
Total accretion	$922	$867
Ending balance of discount on purchased loans	$1,488	$6,140

Interest income on our securities portfolio increased $298,000, or 95.1%, to $611,000 in the second quarter of 2018 compared to $313,000 in the second quarter of 2017. This increase is mainly attributable to an increase in average balances of $38.0 million or 81.2%.  Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the income statement has not been grossed-up.

Interest income on federal funds sold, cash equivalents and other investments increased to $549,000 for the three months ended June 30, 2018 compared to $449,000 for the three months ended June 30, 2017. This increase was primarily due to a 144 basis point increase in the yield on these instruments partially offset by a $55.0 million decrease in average short-term cash investments, as these   assets were used to invest in securities and loans..

Interest expense on interest-bearing liabilities increased $970,000, or 27.8%, to $4.5 million for the second quarter of 2018 as compared to $3.5 million in the second quarter of 2017 due to increases in interest expense on both deposits and borrowings primarily from increased interest-bearing balances, partially offset by increased non-interest bearing deposits.

Interest expense on deposits increased to $3.4 million for the second quarter of 2018 as compared to $2.6 million for the second quarter of 2017. The $840,000, or 32.7%, increase in interest expense on deposits was primarily due to a 27 basis point increase in the average rate paid on interest-bearing deposits as well as a 4.4% increase in the average balance of interest-bearing deposits The increase in the average balance of interest-bearing deposits resulted from growth in NOW and money market deposits partially offset by decreases in time and savings average balances. The increase in the average rate paid was primarily due to the impact of higher market interest rates on deposits.

Interest expense on subordinated debentures increased $13,000 to $920,000 in the second quarter of 2018 as compared to $907,000 in the second quarter of 2017. Interest expense on FHLB short-term advances increased $117,000 to $129,000 in the second quarter of 2018 as compared to $12,000 in the second quarter of 2017.  This increase was primarily due to the $28.8 million increase in the average advance for the second quarter of 2018 compared to the second quarter of 2017

The $4.9 million increase in the provision for loan losses from the second quarter of 2017 compared to the second quarter of 2018 was primarily due to a $700,000 loan loss provision in the second quarter of 2018 compared to the $4.2 million recapture of the provision for loan losses, reflecting both the receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the allowance for loan losses.

Noninterest income decreased $382,000, or 12.0%, to $2.8 million for the second quarter of 2018, compared to $3.2 million in the prior comparable quarter. The following table sets forth the major components of our noninterest income for the second quarter of 2018 compared to the second quarter of 2017:

	For the three months ended
	June 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%
Noninterest income:
Service charges, fees and other	$446	$646	$(200)	-31.0
Gain on sale of loans	2,085	2,289	(204)	-8.9
Loan servicing fee, net of amortization	58	(5)	63	1,260
Recoveries on loans acquired in business combinations	5	29	(24)	-82.8
Increase (decrease) in cash surrender of life insurance	199	216	(17)	-7.9
Total noninterest income	$2,793	$3,175	$(382)	-12.0

Service charges, fees and other income totaled $446,000 in the second quarter of 2018 compared to $646,000 in the second quarter of 2017, primarily due to lower analysis charges due to customers changing treasury management practices, and a non-recurring other loan income of $119,000 recorded in the second quarter of 2017.

Gain on sale of loans is comprised of gains on sale of SFR mortgage loans and gains on sale of SBA loans. Gain on sale of loans totaled $2.1 million in the second quarter of 2018 compared to $2.3 million in the second quarter of 2017.  The following table presents information on loans sold and gains earned for the second quarter of 2018 and 2017:

	For the three months ended		Increase (Decrease)
(dollars in thousands)	June 30, 2018	June 30, 2017	$	%
Loans sold:
SBA	$18,247	$23,145	$(4,898)	-21.2%
Mortgage	52,852	37,656	15,196	40.4%
	$71,099	$60,801	$10,298	16.9%
Gain on loans sold:
SBA	$885	$1,487	$(602)	-40.5%
Mortgage	1,200	802	398	49.6%
	$2,085	$2,289	$(204)	-8.9%

Loan servicing income, net of amortization increased due to the increase in the volume of loans we are servicing.  The increase in the respective servicing portfolios reflects the growth in our originations and sales of single-family residential and SBA loans for the three-months ended June 30, 2018.

(dollars in thousands)	For the three months ended or as of June 30,		Increase (Decrease)
For the quarter	2018	2017	$	%
Loan servicing income, net of amortization	$58	$(5)	$63	100%
As of quarter-end
Single family residential loans serviced	$432,990	$273,900	159,090	58.1%
SBA loans serviced	$177,264	$147,300	29,964	20.3%

Recoveries on loans acquired in business combinations decreased $24,000 to $5,000 in the quarter ended June 30, 2018 compared to $29,000 in the comparable quarter of 2017. This decrease is primarily due to our having completed collections from prior acquisitions.

Cash surrender value decreased $17,000 to $199,000 in the quarter ended June 30, 2018 compared to $216,000 in the second quarter in 2017 primarily due to lower interest rates on bank owned life insurance, or BOLI policies, following the purchase of an additional $10.0 million in BOLI policies in January 2017.

Noninterest expense increased $1.2 million, or 17.7%, to $8.2 million in the second quarter of 2018 compared to $7.0 million in the second quarter of 2017.  The following table sets forth the major components of our noninterest expense for the second quarter of 2018 compared to the second quarter of 2017:

	For the three months ended
	June 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%
Noninterest expense:
Salaries and employee benefits	$4,709	$4,243	$466	11.0
Occupancy and equipment expenses	834	727	107	14.7
Data processing	487	454	33	7.3
Legal and professional	423	296	127	42.9
Office expenses	192	177	15	8.5
Marketing and business promotion	262	143	119	83.2
Insurance and regulatory assessments	213	205	8	3.9
Amortization of intangibles	77	87	(10)	-11.49
OREO expenses (income)	—	14	(14)	-100.00
Other expenses	994	614	380	61.89
Total noninterest expense	$8,191	$6,960	$1,231	17.7

Salaries and employee benefits expense increased $466,000, or 11.0%, to $4.7 million for the second quarter of 2018 compared to $4.2 million for the second quarter of 2017. The increase in salaries and employee benefits is attributable to additional staff for expansion, as well as normal salary increases.

Occupancy and equipment expense increased $107,000, or 14.7%, to $834,000 for the second quarter of 2018 compared to $727,000 for the second quarter of 2017.  The increase was due to rent at our new Irvine branch location and temporary space for units pending the completion of our new headquarters office.

Legal and professional expense increased $127,000 to $423,000 for the second quarter of 2018, compared to $296,000 for the second quarter of 2017.   The increase in expense for the second quarter of 2018 compared to the same period in 2017 was primarily due to increased compliance and reporting costs for being a public company.

Marketing and business promotion expense increased $119,000, or 83.2%, to $262,000 in the second quarter of 2018, compared to $143,000 for the second quarter of 2017. This increase was due to increased CRA and other donations, and business development.

Other expenses increased $380,000, or 61.9%, to $994,000 for the second quarter of 2018, compared to $614,000 in the second quarter of 2017. The increase in other expenses is attributable to merger expenses of $183,000 and provision for unfunded commitments of $376,000.

Income Tax Expense

Income tax expense was $2.3 million in the second quarter of 2018 compared to $5.9 million in the second quarter of 2017. This decrease in income tax expense was consistent with the reduction in the corporate income tax rate following passage of tax reductions passed the Tax Cuts and Jobs Act of 2017 at the end of 2017, the impact of $1.1 million in tax deductions for stock option exercises, and a corresponding decrease in pre-tax income. Effective tax rates were 19.54% and 40.87% in the second quarter of 2018 and the second quarter of 2017, respectively.

Net Income

Net income amounted to $9.4 million for the second quarter 2018, a $901,000 or 10.6% increase from the second quarter of 2017, primarily due to the growth in earning assets and net interest income, which was partially offset by increased loan loss provision (following a recapture in the second quarter of 2017), reduced gain on loan sales and increased noninterest expenses.

Results of Operations—Comparison of Results of Operations for the Six Months Ended June 30, 2018 and June 30, 2017

The following discussion of our results of operations compares the first half ended June 30, 2018 and June 30, 2017, respectively.  The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

Net Interest Income/Average Balance Sheet

In the first half of 2018, we generated net interest income of $34.3 million, an increase of $6.7 million or 24.4%, from the $27.5 million of net interest income of the first half of 2017. This increase was largely due to a 16.3% increase in the average balance of interest-earning assets, as well as a 33 basis point increase in the average yield on interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to organic growth in commercial and industrial, construction and SFR mortgage loans. For the six-months ended June 30, 2018 and 2017, our net interest margin was 4.33% and 4.04%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the six-months ended June 30, 2018 and 2017, excluding accretion income, would have been 4.16% and 3.76%, respectively.

Total interest income was $42.5 million for the first half of 2018 compared to $34.3 million for the first half of 2017. The $8.2 million, or 23.9%, increase in total interest income was due to increases in interest earned on our loan portfolio, securities portfolio and federal funds sold.

Interest and fees on loans was $40.2 million for the first half of 2018 compared to $32.8 million for the first half of 2017. The $7.4 million, or 22.6%, increase in interest income on loans was primarily due to an 8.1% increase in the average balance of loans outstanding primarily due to organic loan growth in commercial and industrial, SFR mortgage loans and construction loans during 2018. The average yield on loans benefits from discount accretion on our acquired loan portfolios. For the six months ended June 30, 2018 and 2017, the yield on total loans was 5.88% and 5.54%, respectively, while the yield on total loans excluding accretion income would have been 5.67% and 5.19%, respectively. A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of commercial real estate loans. The table below illustrates by loan type the accretion income for the first half of 2018 and 2017:

	As of and for the
	six months
	ended June 30,
(dollars in thousands)	2018	2017
Beginning balance of discount on purchased loans	$2,763	$8,085
Accretion:
Commercial and industrial	75	132
SBA	39	12
Construction and land development	—	37
Commercial real estate	1,155	1,724
Single-family residential mortgages	6	40
Total accretion	$1,275	$1,945
Ending balance of discount on purchased loans	$1,488	$6,140

Interest income on our securities portfolio increased $571,000, or 96.6%, to $1.2 million in the first half of 2018 compared to $591,000 in the first half of 2017. The increase in interest income on securities was primarily due to an increase in the average balance of the portfolio of $36.5 million, or 79.5%, and by a 30 basis point increase in the average yield on securities. Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the income statement has not been grossed-up.

Interest income on our federal funds sold, cash equivalents and other investments increased $195,000, or 21.7%, to $1.1 million in the first half of 2018 compared to $897,000 in the first half of 2017. The increase in interest income on cash equivalents was partially due to a 115 basis point increase in average yield of cash equivalents partially offset by a decrease in the average balance of $40.7 million. The main reasons for the increased yield were the increase in the federal funds rate over the period.

Interest expense on interest-bearing liabilities increased $1.5 million, or 21.7%, to $8.2 million in in the first half of 2018 compared to $6.7 million in the first half of 2017 due to increases in balances and rates  on interest bearing liabilities.

Interest expense on deposits increased to $6.2 million in the first half of 2018 compared to $4.9 million in the first half of 2017. The $1.3 million, or 25.9%, increase in interest expense on deposits was primarily due to a 3.4% increase in the average balance of deposits, combined with a 21 basis point increase in rates. The increase in the average balance of deposits resulted primarily from normal growth of deposit accounts.

Interest expense on borrowings increased to $2.0 million in the first half of 2018 compared to $1.8 million in the first half of 2017. This increase reflected increased interest expense on subordinated debentures and other borrowed funds, consisting of FHLB short-term advances of less than 90-days. The increase was due to the Bank increasing average borrowings of FHLB short-term advances during the first half of 2018.

Provision for (or Recapture of) Loan Losses. In the first half of 2018 there was a provision for loan loss expense of $884,000 due to normal loan growth, compared to $4.2 million recapture in the provision for loan losses for the first half of 2017.  The recapture reflects both the receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the allowance for loan losses.

Noninterest Income. Noninterest income decreased $358,000 or 6.4%, to $5.2 million in the first half of 2018.  The following table sets forth major components of our noninterest income for the six months ended June 30, 2018 compared to the six months ended June 30, 2017:

	For the six months ended June 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%
Noninterest income:
Service charges, fees and other	$912	$1,106	$(194)	-17.5%
Gain on sale of loans	3,900	3,786	114	3.0
Loan servicing fee, net of amortization	27	257	(230)	-89.4
Recoveries on loans acquired in business combinations	11	57	(46)	-80.4
Increase (decrease) in cash surrender of life insurance	398	401	(3)	-0.7
Total noninterest income	$5,248	$5,607	$(358)	-6.4

Noninterest income from service charges, fees and other income decreased to $911,000 in the first half of 2018 compared to $1.1 million in the first half of 2017. The decrease resulted from lower analysis charges due to customers changing treasury management practices, and non-recurring other loan income of $119,000 recorded in the first half of 2017.

Our gain on sale of loans increased to $3.9 million in the first half of 2018 compared to $3.8 million in the first half of 2017 due to an increased amount of sales of mortgage loans. We sold $91.8 million in SFR mortgage loans in the first half of 2018 compared to $37.7 million in the same period of 2017.  The gain on sale of SFR mortgage loans was $2.2 million in the first half of 2018 compared to $802,000 in the first half of 2017, accounting for a $1.4 million increase.

	For the six months ended		Increase (Decrease)
(dollars in thousands)	June 30, 2018	June 30, 2017	$	%
Loans sold:
SBA	$35,559	$46,313	$(10,754)	-23.2%
Mortgage	91,757	37,656	54,101	143.7%
	$127,316	$83,969	$43,347	51.6%
Gain on loans sold:
SBA	$1,717	$2,984	$(1,267)	-42.5%
Mortgage	2,183	802	1,381	172.2%
	$3,900	$3,786	$114	3.0%

We sold $35.6 million of SBA loans in the first half of 2018 compared to $46.3 million in the same period of 2017, resulting in a gain on sale of loans of $1.7 million in the first half of 2018 compared to $3.0 million in the same period of 2017.

Our loan servicing income, net of amortization decreased by $230,000 to $27,000 for the six months ended June 30, 2018 compared to $257,000 for the six months ended June 30, 2017, primarily due to write-downs in the serving assets due to pay-off of serviced loans in the SBA area offset by the increase in loans being serviced.  We were servicing $433.0 million of SFR mortgage loans as of June 30, 2018 compared to $273.9 million as of June 30, 2017. We were also servicing $177.3 million of SBA loans as of June 30, 2018 compared to $147.3 million as of June 30, 2017. The increase in the respective servicing portfolios reflects the growth in our originations and sales of SFR and SBA loans in 2018.

(dollars in thousands)	For the six months ended or as of June 30,		Increase (Decrease)
For the six months	2018	2017	$	%
Loan servicing income, net of amortization	$27	$257	$(230)	-89%
As of period-end
Single family residential loans serviced	$432,990	$273,900	159,090	58.1%
SBA loans serviced	$177,264	$147,300	29,964	20.3%

Recoveries on loans acquired in business combinations decreased $46,000 to $11,000 in the first half of 2018 compared to $57,000 in the first half of 2017. This decrease primarily resulted from lesser recoveries on loans acquired from other bank acquisitions.

Noninterest Expense

Noninterest expense increased $2.9 million or 21.7%, to $16.5 million for the first half of 2018 compared to $13.5 million in the same period of 2017.  The following table sets forth major components of our noninterest expense for the six months ended June 30, 2018 compared to the six months ended June 30, 2017:

	For the six months ended
	June 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%
Noninterest expense:
Salaries and employee benefits	$9,660	$8,426	$1,234	14.6
Occupancy and equipment expenses	1,626	1,471	155	10.5
Data processing	960	806	154	19.1
Legal and professional	680	(91)	771	847.5
Office expenses	363	331	32	9.6
Marketing and business promotion	465	325	140	43.1
Insurance and regulatory assessments	422	410	12	3.0
Amortization of intangibles	158	181	(23)	-12.5
OREO expenses (income)	7	28	(21)	-75.0
Other expenses	2,139	1,651	488	29.5
Total noninterest expense	$16,480	$13,538	$2,942	21.7

Salaries and employee benefits expense increased $1.2 million, or 14.6%, to $9.7 million in the first half of 2018 compared to $8.4 million in the same period of 2017. This increase was primarily attributable to additional staff for expansion.  The number of full-time equivalent employees was 242 at June 30, 2018 compared to 185 at June 30, 2017.

Occupancy and equipment expense increased $155,000, or 10.5%, to $1.6 million in the first half of 2018 compared to $1.5 million in the first half of 2017. The increase in occupancy expense is mainly due to rent at our new Irvine location and temporary space for temporary space pending the completion of our new headquarters office.

Data processing expense increased $154,000, or 19.1%, to $960,000 in the first half of 2018 compared to $806,000 for the first half of 2017. This increase resulted primarily from the financial management system conversion, and increased processing volumes.

Legal and professional expense increased $771,000, from a credit of $91,000 in the first half of 2017 compared to $680,000 for the first half of 2018. This increase was primarily due to the reversal of a legal and professional expense reserve in the first half of 2017 and additional audit fees in 2018 for being a public company.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and totaled $363,000 in first half of 2018 compared to $331,000 for the first half of 2017. This 9.6% increase primarily resulted from normal business growth.

Marketing and business promotion expense increased $140,000, or 43.1%, to $465,000 in the first half of 2018 compared to $325,000 for the first half of 2017. This increase was primarily due to normal business growth, business development, CRA and other donations.

Other noninterest expense totaled $2.1 million in the first half of 2018 compared to $1.7 million for the same period of 2017. The increase in other expenses is attributable to merger expenses of $223,000 and provision for unfunded commitments of $114,000.

Income Tax Expense

Income tax expense was $3.9 million in the first half of 2018 compared to $9.8 million in the same period of 2017. This decrease in income tax expense was consistent with the reduction in the corporate income tax rate following passage of the Tax Cut and Jobs Act of 2017 at the end of 2017, the impact of $2.6 million in tax deductions for stock option exercises, and corresponding decrease in pre-tax income.  Effective tax rates were 17.5% and 41.1% in the first half of 2018 and 2017, respectively.

Net Income

Net income increased $4.3 million to $18.3 million in the first half of 2018, compared to $14.0 million in the same period of 2017. The increase is primarily due to the growth in earning assets, net interest income, and the decrease in income tax expense which was offset by an increase in the loan loss provision (following a recapture in the first half of 2017), and by a reduction in non-interest income and increased non-interest expense.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets were $1.8 billion as of June 30, 2018 and $1.7 billion as of December 31, 2017. We increased our total loan portfolio by $35.0 million, primarily in commercial and industrial, construction and SFR mortgages, with decreases in commercial real estate and SBA loans. The decrease in SBA loans is primarily due to the Company selling more SBA loans than were originated and the decrease in commercial real estate loans is due to payoffs exceeding originations.  Our mortgage loans held for sale increased by $155.9 million in the first half of 2018. The increase in assets was funded by an increase in deposits of $87.1 million and FHLB advances of $15.0 million.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at June 30, 2018 and December 31, 2017. The book value for securities classified as available for sale is reflected at fair market value and the book value for securities classified as held to maturity is reflected at amortized cost.

	June 30, 2018		December 31, 2017
	Book	% of	Book	% of
(dollars in thousands)	Value	Total	Value	Total
Securities, available for sale, at fair value
U.S. government agency securities	$1,854	2.6%	$7,816	10.4%
Mortgage-backed securities
Government sponsored agencies	41,842	58.7	39,215	52.3
Corporate debt securities (1)	17,603	24.7	17,926	23.9
Total securities, available for sale, at fair value	$61,299	86.0	$64,957	86.6
Securities, held to maturity, at amortized cost
Taxable municipal securities	$4,293	6.0	$4,295	5.8
Tax-exempt municipal securities	5,693	8.0	5,714	7.6
Total securities, held to maturity, at amortized cost	9,986	14.0	10,009	13.4
Total securities	$71,285	100.0%	$74,966	100.0%

(1)	Comprised of corporate note securities and financial institution subordinated debentures.

The tables below set forth investment securities AFS and HTM for the periods presented.

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,949	$—	$(95)	$1,854
Mortgage-backed securities
Government sponsored agencies	43,453	—	(1,611)	41,842
Corporate debt securities	17,755	90	(242)	17,603
	$63,157	$90	$(1,948)	$61,299

Held to maturity
Municipal taxable securities	$4,293	$155	$—	$4,448
Municipal securities	5,693	4	(163)	5,534
	$9,986	$159	$(163)	$9,982

December 31, 2017
Available for sale
U.S. government agency securities	$7,968	$—	$(152)	$7,816
Mortgage-backed securities
Government sponsored agencies	39,806	17	(608)	39,215
Corporate debt securities	17,813	161	(48)	17,926
	$65,587	$178	$(808)	$64,957

Held to maturity
Municipal taxable securities	$4,295	$228	$—	$4,523
Municipal securities	5,714	32	(19)	5,727
	$10,009	$260	$(19)	$10,250

The weighted-average yield on the total investment portfolio at June 30, 2018 was 2.93% with a weighted-average life of 6.78 years. This compares to a weighted-average yield of 2.70% with a weighted-average life of 6.6 years at December 31, 2017. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows the Company’s investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 3 — Investment Securities in the Notes to the 2017 consolidated financial statements included in our 2017 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months		Twelve Months or More		Total
	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated
(dollars in thousands)	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value
June 30, 2018
Government agency securities	$—	$—	$(95)	$1,854	$(95)	$1,854
Mortgage-backed securities
Government sponsored agencies	(1,097)	28,642	(514)	12,890	(1,611)	41,532
Corporate debt securities	(164)	9,586	(78)	1,927	(242)	11,513
Total available for sale	$(1,261)	$38,228	$(687)	$16,671	$(1,948)	$54,899

Municipal securities	$(163)	$4,653	$—	$—	$(163)	$4,653
Total held to maturity	$(163)	$4,653	$—	$—	$(163)	$4,653

December 31, 2017
Government agency securities	$(32)	$4,039	$(120)	$3,777	$(152)	$7,816
Mortgage-backed securities
Government sponsored agencies	(359)	23,609	(249)	11,887	(608)	35,496
Corporate debt securities	(15)	5,035	(33)	1,972	(48)	7,007
Total available for sale	$(406)	$32,683	$(402)	$17,636	$(808)	$50,319

Municipal securities	$(19)	$2,232	$—	$—	$(19)	$2,232
Total held to maturity	$(19)	$2,232	$—	$—	$(19)	$2,232

The Company did not record any charges for other-than-temporary impairment losses for the six months ended June 30, 2018 and 2017.

Loans

The loan portfolio is the largest category of our earning assets. At June 30, 2018, total loans, net of allowance for loan losses, totaled $1.3 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at June 30, 2018 and December 31, 2017:

	As of June 30, 2018		As of December 31, 2017
(dollars in thousands)	Amount	%	Amount	%
Loans:
Commercial and industrial	$311,186	24.2	$280,766	22.5
SBA	97,142	7.6	131,421	10.5
Construction and land development	94,901	7.4	91,908	7.4
Commercial real estate (1)	492,993	38.4	496,039	39.7
Single-family residential mortgages	287,860	22.4	248,940	19.9
Total loans,(2)	$1,284,082	100.0	$1,249,074	100.0
Allowance for loan losses	(14,657)		(13,773)
Total loans, net	$1,269,425		$1,235,301

(1)	Includes non-farm & non-residential real estate loans, multifamily resident and 1-4 family single family residential loan for a business purpose.
(2)	Net of discounts and deferred fees and costs.

Net loans increased $34.1 million, or 2.8%, to $1.3 billion at June 30, 2018 as compared to December 31, 2017. The increase in net loans primarily resulted from organic growth in SFR mortgage, and commercial and industrial loans, which was partially offset by the sale of SBA loans and continued run-off of commercial real estate loans acquired in prior acquisitions.

Outstanding loan balances increased due to new loan originations, advances on outstanding commitments, net of amounts received for loan payments and payoffs.

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

Commercial and industrial loans increased $30.4 million, or 10.8%, to $311.2 million as of June 30, 2018 compared to $280.8 million at December 31, 2017. This increase resulted primarily from an increase in shared national credits of $7.6 million and mortgage warehouse lines of $22.1 million.  Mortgage warehouse lines increased due to increased volume from our correspondents.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR loans originated for a business purpose. The interest rate for the majority of these loans are prime-based and have a maturity of five years or less except for the SFR loans originated for a business purpose which may have a maturity of one year. At June 30, 2018, approximately 8.1% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV is 75% for commercial real estate loans. The total commercial real estate portfolio totaled $493.0 million at June 30, 2018 and $496.0 million as of December 31, 2017, of which $194.0 million and $204.6 million, respectively, are secured by owner occupied properties. The multi-family residential loan portfolio totaled $107.1 million as of June 30, 2018 and $102.7 million as of December 31, 2017. The SFR loan portfolio originated for a business purpose totaled $32.1 million as of June 30, 2018 and $38.5 million as of December 31, 2017.

Commercial real estate loans decreased $3.0 million, or 0.6%, to $493.0 million at June 30, 2018 as compared to $496.0 million at December 31, 2017. This decrease resulted primarily from the continued pay-off of multi-family residential loans, and commercial real estate and SFR loans originated for a business purpose that were acquired in prior acquisitions.

Construction and land development loans. Construction and land development loans increased $3.0 million or 3.3%, to $94.9 million at June 30, 2018 as compared to $91.9 million at December 31, 2017, as originations exceeded  loan repayments.

The following table shows the categories of our construction and land development portfolio as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018		As of December 31, 2017
(dollars in thousands)	Amount	%	Amount	%
Residential construction	$49,476	52.1	$51,394	55.9
Commercial construction	38,882	41.0	31,758	34.6
Land development	6,543	6.9	8,756	9.5
Total Construction and land development loans	$94,901	100.0	$91,908	100.0

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

We originate SBA loans through our branch staff, loan officers and through SBA brokers. For the first six months of 2018, $14.7 million or 74.2 % of SBA loan originations were produced by branch staff and loan officers. The remaining $5.1 million was referred to us through SBA brokers.

As of June 30, 2018 our SBA portfolio totaled $97.1 million of which $26.9 million is guaranteed by the SBA and $70.2 million is unguaranteed.  Of the unguaranteed portfolio, $66.4 million is secured by real estate and $3.8 million is unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral. As of June 30, 2018, $33.3 million or 47.5% is secured by hotel/motels; $13.0 million or 18.5% by gas stations; and $23.9 million or 34.0% in other real estate types. We further analyze the unguaranteed portfolio by location. As of June 30, 2018, $46.9 million or 42.0% is located in California; $3.8 million or 3.8%% is located in Nevada; $10.6 million or 16.9% is located in Texas; $17.3 million or 16.6% is located in Washington; and $18.6 million or 20.7% is located in other states.

SBA loans decreased $34.3 million, or 26.1%, to $97.1 million at June 30, 2018 compared to $131.4 million at December 31, 2017. This decrease was primarily due to loan sales of $35.6 million, offset by $19.8 million in originations in the first half of 2018.

Single-family residential real estate loans. We originate mainly non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel. The loan product is a seven-year hybrid adjustable mortgage with a current initial rate of 4.75% which re-prices after seven years to the one-year LIBOR plus 3.00%. As of June 30, 2018, the average loan-to-value of the portfolio was 59.5%, the average FICO score was 755 and the average duration of the portfolio was 4.5 years. We also offer qualified SFR mortgage loans as a correspondent to a national financial institution.

We originate these non-qualified SFR mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationship with us. During the first half of 2018, we originated $71.9 million of such loans through our retail channel and $222.8 million through our correspondent channel. We sell many of these non-qualified SFR mortgage loans to other Asian-American banks.

SFR real estate loans (which include $1.9 million of home equity loans) increased $39.0 million, or 15.7%, to $287.9 million as of June 30, 2018 as compared to $248.9 million as of December 31, 2017. In addition, loans held for sale increased $155.9 million or 123.9% to $281.8 million as of June 30, 2018 compared to $125.8 million December 31, 2017. The increase in loans held for sale is mainly due to a decrease in selling SFR mortgage loans in the second quarter of 2018 compared to the same period in 2017.

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

Discounts on Purchased Loans. In connection with our acquisitions, we hire a third-party to determine the fair value of loans acquired. In many instances, fair values were determined by estimating the cash flows expected to result from those loans and discounting them at appropriate market rates. The excess of expected cash flows above the fair value of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB ASC 310-20 Receivables—Nonrefundable Fees and Other Costs.

None of the loans we acquired after 2011 had evidence of deterioration of credit quality since origination for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable. Loans acquired that had evidence of deterioration of credit quality since origination are referred to as PCI (purchase credit impaired) loans.

From prior acquisitions, we acquired $16.7 million contractual amount due with a fair value of $9.7 million of PCI loans. The outstanding balance and carrying amount of PCI loans as of June 30, 2018 and December 31, 2017 were $316,000 and $311,000 and $322,000 and $315,000, respectively.

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by category:

	As of June 30, 2018		As of December 31, 2017
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Loans:
Commercial and industrial	$3,144	1.01	$3,014	1.07
SBA	956	0.98	1,030	0.78
Construction and land development	1,250	1.32	1,214	1.32
Commercial real estate (2)	5,531	1.12	4,925	0.99
Single-family residential mortgages	3,712	1.29	3,170	1.27
Unallocated	64	—	420	—
Allowance for loan losses	$14,657	1.14	$13,773	1.10

(1)

Represents the percentage of the allowance to total loans in the respective category.(2)Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $1.5 million at June 30, 2018.  Including the non-accretable credit discount as a percentage of the allowance and credit discounts to loans was 1.2%.

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

Credit-discount on loans purchased through acquisition. Purchased loans are recorded at market value in two categories, credit discount, and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of June 30, 2018 and December 31, 2017. We have recorded additional reserves of $1.2 million due to the credit discounts on acquired loans being less than the analysis for loan losses on those acquisitions as of June 30, 2018.

	As of June 30	As of December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$77	$139
SBA	61	67
Commercial real estate	689	1,416
Single-family residential mortgages	60	67
Total credit discount on purchased loans	$887	$1,689
Total remaining balance of purchased loans through acquisition	$154,468	$226,253
Credit-discount to remaining balance of purchased loans	0.57%	0.75%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs (recoveries) to average loans were zero for the three months ended June 30, 2018 and 2017, and zero and (0.12)% for the six months ended June 30, 2018 and 2017, respectively.

The allowance for loan losses was $14.7 million at June 30, 2018 compared to $13.8 million at December 31, 2017. The $884,000 increase was due to the loan loss provision based on loan growth.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the six months ended June 30, 2018 and 2017:

	As of and for the
	six months
	ended June 30,
(dollars in thousands)	2018	2017
Balance, beginning of period	$13,773	$14,162
Recoveries:
SBA	—	653
Total recoveries	—	653
Net charge-offs (Recoveries)	—	(653)
Provision for loan losses (Recoveries)	884	(4,188)
Balance, end of period	$14,657	$10,627
Total loans at end of period (1)	$1,284,082	$1,146,005
Average loans (2)	$1,246,329	$1,140,835
Net charge-offs to average loans	0.00%	-0.12%
Allowance for loan losses to total loans	1.14%	0.93%
Credit-discount on loans purchased through acquisition	$887	$3,612
Allowance for loan losses plus credit-discount to total loans	1.21%	1.24%

(1)	Total loans are net of discounts and deferred fees and cost.
(2)	Excludes loans held for sale.

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

	As of	As of
	June 30,	December 31,
(dollars in thousands)	2018	2017
Nonperforming loans:
SBA	$1,019	$—
Construction and land development	283	289
Commercial real estate	3,073	2,131
Total troubled debt restructures	4,375	2,420
Non-accrual loans:
SBA	2,178	155
Total non-accrual loans	2,178	155
Total non-performing loans	6,553	2,575
Other real estate owned	293	293
Nonperforming assets	$6,846	$2,868
Nonperforming loans to total loans	0.51%	0.21%
Nonperforming assets to total assets	0.38%	0.17%

The increase in nonperforming loans at June 30, 2018 was primarily due to the addition of $3.2 million in SBA loans and $945,000 in commercial real estate loans during the first half of 2018.

Our 30-89 day delinquent loans decreased to $1.1 million as of June 30, 2018.  Of this amount, $648,000 hasbeen brought current.

We did not recognize any interest income on nonaccrual loans during the periods ended June 30, 2018 and December 31, 2017 while the loans were in nonaccrual status. We recognized interest income on loans modified under troubled debt restructurings of $205,000 and $172,000 during the six months ended June 30, 2018 and June 30, 2017, respectively.

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

Cash and Cash Equivalents. Cash and cash equivalents decreased $77.2 million, or 51.5%, to $72.8 million as of June 30, 2018 as compared to $150.0 million at December 31, 2017. This decrease was primarily due to $105.5 million of cash from financing activities less $119.2 million used for investing activities and $63.5 million used for operating activities.

Goodwill and Other Intangible Assets. Goodwill was $29.9 million at June 30, 2018 and December 31, 2017, respectively. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consist of core deposit intangibles, were $1.3 million and $1.4 million at June 30, 2018 and December 31, 2017, respectively. These assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of three to 10 years.

Liabilities. Total liabilities increased $104.8 million to $1.5 billion at June 30, 2018 from $1.4 billion at December 31, 2017, primarily due to $87.1 million in deposit growth and $15.0 million in additional FHLB advances.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis.  We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of June 30, 2018, the Bank considers $1.2 billion or 82.8% of our deposits as core relationships.

As of June 30, 2018, our top ten deposit relationships totaled $362.0 million, of which five are related to directors and shareholders of the Company for a total of $120.1 million or 33.2% of our top ten deposit relationships. As of June 30, 2018, our directors and shareholders with deposits over $250,000 totaled $270.4 million or 32.4% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates at June 30, 2018 and December 31, 2017:

	For the quarter ended		For the year ended
	June 30, 2018		December 31, 2017
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$271,920	—	$221,425	—
Interest-bearing:
NOW	23,613	0.25	19,618	0.23
Savings	29,499	40.16	34,939	0.46
Money market	363,503	1.05	295,932	0.73
Time, less than $250,000	258,387	1.39	312,975	1.16
Time, $250,000 and over	408,106	1.50	369,482	1.16
Total interest-bearing	1,083,108		1,032,946
Total deposits	$1,355,028		$1,254,371

The following table sets forth the maturity of time deposits of $250,000 or more as of June 30, 2018:

(dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$121,940	$63,491	$232,172	$7,213	$424,816
Wholesale deposits (1)	1,576	250	248	245	2,319
Total	$123,516	$63,741	$232,420	$7,458	$427,135

(1)	Wholesale deposits are defined as time deposits originated through via internet rate line and/or through other deposit originators.

We acquire time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits as of June 30, 2018 was $2.1 million or 0.1% of total deposits. The balances of such deposits as of December 31, 2017 were $29.5 million. The Bank did not have any brokered deposits during any of the time periods presented.

Total deposits increased $87.1 million to $1.4 billion at June 30, 2018 as compared to $1.3 billion at December 31, 2017, as we grew in all deposits categories. As of June 30, 2018, total deposits were comprised of 21.5% noninterest-bearing demand accounts, 29.8% interest-bearing accounts and 48.7% of time deposits.

Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as federal funds purchased and FHLB advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets.  We had $40.0 million and $25.0 million, in FHLB advances at June 30, 2018 and December 31, 2017, respectively. The weighted average interest rate on our short-term borrowings was 1.23% and 0.78% for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.  The following table sets forth information on our short-term FHLB advances during the periods presented:

	As of and for the		As of and for the
	three months ended		six months ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
Outstanding at period-end	$40,000	$—	$40,000	$—
Average amount outstanding	34,011	5,220	32,564	7,735
Maximum amount outstanding at any month-end	40,000	10,000	40,000	10,000
Weighted average interest rate:
During period	1.52%	0.93%	1.23%	0.76%
End of period	1.96%	1.17%	1.96%	1.17%

Long-Term Debt. Long-term debt consists of subordinated notes.  As of June 30, 2018 the amount outstanding was $49.6 million and $49.5 million was outstanding at December 31, 2017.  The subordinated notes have a maturity date of April 1, 2026 at a fixed rate of 6.5% for the first five years and a floating rate based on the three-month London Interbank Offered Rate (LIBOR) plus 516 basis points thereafter. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt.

Subordinated Debentures. We acquired $5.2 million of subordinated debentures in one of our prior acquisitions  and recorded it at fair value of $3.3 million. The fair value adjustment is being accreted over the remaining life of the securities.  We had $3.4 million of subordinated debentures as of June 30, 2018 and December 31, 2017. These debentures mature on March 15, 2037 and have a variable rate of interest equal to the three- month LIBOR plus 1.65%.

In July 2017, British regulators announced plans to eliminate the LIBOR rate by the end of 2021, before these subordinated notes and debentures mature.  For these subordinated notes and debentures, there are provisions for amendments to establish a new interest rate benchmark.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available for sale investment securities.

Shareholders’ equity increased $21.0 million, or 7.9%, to $286.2 million during the first half of 2018 as $18.3 million of net income and $6.4 million from the exercise of stock options and stock-based compensation was partially offset by $2.7 million of common dividends declared and an $864,000 decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income primarily resulted from decreases in unrealized gains on available for sale securities.

Subsequent to June 30, 2017, we completed our IPO of 3,750,000 shares at a price to the public of $23.00 per share and a total gross offering size of $86,250,000. The offering was originally 3,000,000 shares but due to demand, we increased it to 3,750,000 shares. RBB Bancorp sold 2,857,756 shares of common stock and the selling shareholders sold 892,244 shares of common stock. The offering resulted in gross proceeds to RBB of approximately $61.8 million. RBB intends to contribute $25 million of the net proceeds received from this offering to the Bank. Our stock now trades on the Nasdaq Global Select Market under the symbol “RBB”.  The increase to capital net of expenses was approximately $60.3 million.

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

As of June 30, 2018 and December 31, 2017, we had $49.0 million of unsecured federal funds lines, respectively, with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window were $14.0 million at June 30, 2018 and December 31, 2017. Federal Reserve Discount Window lines were collateralized by a pool of commercial real estate loans totaling $25.2 million and $25.8 million as of June 30, 2018 and December 31, 2017, respectively. We did not have any borrowings outstanding with the Federal Reserve at June 30, 2018 and December 31, 2017, and our borrowing capacity is limited only by eligible collateral.

At June 30, 2018, we had 40.0 million in FHLB advances outstanding, and $25.0 million at December 31, 2017.  Based on the values of loans pledged as collateral, we had $365.5 million and $387.3 million of additional borrowing capacity with the FHLB as of June 30, 2018 and December 31, 2017, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

The RBB is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. The Company’s main source of funding is dividends declared and paid to us by the Bank and RAM. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to RBB. Management believes that these limitations will not impact our ability to meet our ongoing short-term cash obligations.

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

In the wake of the global financial crisis of 2008-2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act and banking regulations promulgated by the U.S. federal banking regulators to implement Basel III have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions, which generally became applicable to the Company and the Bank on January 1, 2015, impose meaningfully more stringent regulatory capital requirements than those applicable to the Company and the Bank prior to that date. In addition, the Basel III regulations will implement a concept known as the “capital conservation buffer.” In general, banks and bank holding companies will be required to hold a buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer will be required by January 1, 2019.

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of June 30, 2018 and December 31, 2017. We and the Bank exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at June 30, 2018	Ratio at December 31, 2017	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	15.23%	14.35%	4.00%	4.00%	N/A
Bank	14.84%	14.50%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio (1)
Consolidated	18.29%	17.54%	4.50%	7.00%	N/A
Bank	18.06%	17.42%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	18.54%	17.80%	6.00%	8.50%	N/A
Bank	18.06%	17.42%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	23.16%	22.55%	8.00%	10.50%	N/A
Bank	19.14%	18.47%	8.00%	10.50%	10.00%

(1)	The common equity tier 1 risk-based ratio, or CET1, is a new ratio created by the Basel III regulations beginning January 1, 2015.

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

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at June 30, 2018:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$730,623	$—	$—	$—	$730,623
Time deposits	680,534	13,249	—	—	693,783
Long-term debt	—	—	—	50,000	50,000
Subordinated debentures	—	—	—	5,155	5,155
Leases	2,225	3,587	2,859	4,742	13,413
Total contractual obligations	$1,413,382	$16,836	$2,859	$59,897	$1,492,974

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

(dollars in thousands)	June 30, 2018	December 31, 2017
Tangible common equity:
Total shareholders' equity	$286,202	$265,176
Adjustments
Goodwill	(29,940)	(29,940)
Core deposit intangible	(1,280)	(1,438)
Tangible common equity	$254,982	$233,798
Tangible assets:
Total assets-GAAP	$1,816,872	$1,691,059
Adjustments
Goodwill	(29,940)	(29,940)
Core deposit intangible	(1,280)	(1,438)
Tangible assets:	$1,785,652	$1,659,681
Common shares outstanding	16,544,627	15,908,893
Tangible common equity to tangible assets ratio	14.28%	14.09%
Tangible book value per share	$15.41	$14.70

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

	As of and for the
	Three Months
	Ended June 30,
(dollars in thousands)	2018	2017
Net income available to common shareholders	$9,437	$8,536
Average shareholder's equity	281,454	187,424
Adjustments:
Goodwill	(29,940)	(29,940)
Core deposit intangible	(1,316)	(1,664)
Adjusted average tangible common equity	$250,198	$155,820
Return on average tangible common equity	15.13%	21.97%

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

	As of	As of
(dollars in thousands)	June 30, 2018	December 31, 2017
Adjusted core deposit to total deposit ratio and net non-core funding dependency ratio:
Core deposits (1)	$999,590	$990,824
Adjustments to core deposits
CD > $250,000 considered core deposits (2)	321,679	180,751
Less internet deposits < $250,000 considered non-core (3)	(2,069)	(29,467)
Less other deposits not considered core (4)	(145,115)	(136,943)
Adjusted core deposits	1,174,085	1,005,165
Total deposits	1,424,406	1,337,281
Adjusted core deposits to total deposits ratio	82.43%	75.16%

(1)	Core deposits comprise all demand and savings deposits of any amount plus time deposits less than $250,000.
(2)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.
(3)	Comprised of internet and outside deposit originator time deposits less than $250,000 which are not considered to be core deposits.
(4)

Comprised of demand and savings deposits in relationships over $250,000 which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.

Net Non-Core Funding Dependency Ratio. Management measures net non-core funding dependency ratio by using the data provided under “Core Deposits to Total Deposits Ratio” above to make adjustments to the traditional definition of net non-core funding dependency ratio. The traditional net non-core funding dependency ratio measures non-core funding sources less short term assets divided by total earning assets. The ratio indicates the dependency of the Company on non-core funding. The following table reconciles the adjusted net non-core dependency ratio.

	As of	As of
(dollars in thousands)	June 30, 2018	December 31, 2017
Non-core deposits (1)	$424,816	$346,457
Adjustment to Non-core deposits
CD > $250,000 considered core deposits (2)	(321,679)	(180,751)
Internet deposits considered non-core (3)	2,069	29,467
Other deposits not considered core	145,115	136,943
Adjusted non-core deposits	250,321	332,116
Short term borrowings outstanding	40,000	25,000
Adjusted non-core liabilities (A)	210,321	307,116
Short term assets (4)	73,388	150,648
Adjustment to short term assets
Purchased receivables with maturities less than 90-days	9,746	10,354
Adjusted short term assets (B)	83,134	161,002
Net non-core funding (A-B)	$127,187	$146,114
Total earning assets	$1,705,825	$1,600,534
Adjusted net non-core funding dependency ratio	7.46%	9.13%

(1)	Core deposit comprise all demand and savings deposits and time deposits less than $250,000.
(2)	Time deposits to core customers over $250,000.
(3)	Internet and outside deposit originator time deposits less than $250,000.
(4)	Non-core deposits are time deposits greater than $250,000.
(5)	Short term assets include cash equivalents and investment with maturities less than one year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2018:
Dollar change	$(1,775)	$(1,744)	$3,989	$7,686
Percent change	-2.60%	-2.56%	5.85%	11.27%
December 31, 2017:
Dollar change	(1,892)	(1,830)	4,805	9,659
Percent change	-2.96%	-2.86%	7.52%	15.11%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

We are within board policy limits for the +/-100 and +/-200 basis point scenarios. The NII at Risk reported at June 30, 2018, projects that our earnings are expected to be materially sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets increased resulting in a position shift from slightly asset sensitive to asset sensitive.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2018:
Dollar change	$(67,137)	$(33,810)	$6,708	$7,708
Percent change	-18.87%	-9.50%	1.89%	2.17%
December 31, 2017:
Dollar change	(67,415)	(37,487)	12,966	22,313
Percent change	21.02%	-11.69%	4.04%	6.96%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate +/-100 and  +/-200 basis point parallel shifts in market interest rates. Due to the current low level of short-term interest rates, the analysis reflects a declining interest rate scenario of 100 basis points, the point at which many assets and liabilities reach zero percent.

We are within board policy limits for the +/-100 and +200 basis point scenarios. The EVE reported at June 30, 2018 projects that as interest rates increase immediately, the economic value of equity position will be expected to increase. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

There have been no material changes to the risk factors as previously disclosed in Item 1A to Part I of our consolidated audited financial statements included in our 2017 Annual Report, as supplemented by the disclosure included in Item 1A of our Form 10-Q for the quarter ended March 31, 2018, as filed with the SEC on May 15, 2018. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2 for “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of April 23, 2018, by and between First American International Corp. and RBB Bancorp (1)

3.1	Articles of Incorporation of RBB Bancorp (2)

3.2	Bylaws of RBB Bancorp (3)

4.1	Specimen Common Stock Certificate of RBB Bancorp (4)

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

RBB BANCORP
(Registrant)

Date: August 14, 2018	/s/ David Morris
David Morris Duly Authorized Officer, Executive Vice President and Chief Financial Officer