Form 10-Q
period 2018-09-30
RBB Bancorp
filed 2018-11-13
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock of the registrant: 18,874,891 outstanding as of November 9, 2018.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017 (AUDITED)

(In thousands, except share amounts)

	September 30,	December 31,
	2018	2017
Assets
Cash and due from banks	$171,553	$70,048
Federal funds sold and other cash equivalents	—	80,000
Cash and cash equivalents	171,553	150,048

Interest-earning deposits in other financial institutions	600	600

Securities:
Available for sale (amortized cost of $89,218 and $65,587 at September 30, 2018 and December 31, 2017, respectively)	87,066	64,957
Held to maturity (fair value of $9,866 and $10,250 at September 30, 2018 and December 31, 2017, respectively)	9,974	10,009
Mortgage loans held for sale	378,943	125,847

Loans held for investment:
Real estate	$994,208	$839,230
Commercial	386,106	410,812
Total loans	1,380,314	1,250,042
Unaccreted discount on acquired loans	(1,280)	(2,762)
Deferred loan costs (fees), net	2,184	1,794
Total loans, net of deferred loan fees	1,381,218	1,249,074
Allowance for loan losses	(16,178)	(13,773)
Net loans	1,365,040	1,235,301

Premises and equipment	8,119	6,583
Federal Home Loan Bank stock	7,738	6,770
Net deferred tax assets	7,320	6,086
Income tax receivable	1,845	272
Other real estate owned	293	293
Cash surrender value of life insurance	33,380	32,782
Goodwill	29,940	29,940
Servicing assets	6,248	5,957
Core deposit intangibles	1,203	1,438
Accrued interest and other assets	27,577	14,176
Total assets	$2,136,839	$1,691,059

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2018 (UNAUDITED) AND DECEMBER 31, 2017 (AUDITED) (CONTINUED)

(In thousands, except share amounts)

	September 30,	December 31,
Liabilities and Shareholders’ Equity	2018	2017
Deposits:
Noninterest-bearing demand	$287,274	$285,690
Savings, NOW and money market accounts	462,737	411,663
Time deposits under $250,000	266,327	293,471
Time deposits $250,000 and over	548,626	346,457
Total deposits	1,564,964	1,337,281

Reserve for unfunded commitments	550	282
FHLB advances	210,000	25,000
Long-term debt	49,637	49,528
Subordinated debentures	3,492	3,424
Accrued interest and other liabilities	13,198	10,368
Total liabilities	1,841,841	1,425,883

Commitments and contingencies - Note 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 16,795,903 shares issued and outstanding at September 30, 2018 and 15,908,893 shares at December 31,2017	216,675	205,927
Additional paid-in capital	6,193	8,426
Retained earnings	73,646	51,266
Accumulated other comprehensive income (loss) - net unrealized loss on securities available for sale, net of tax benefit of $637 at September 30, 2018 and $186 at December 31, 2017	(1,516)	(443)
Total shareholders’ equity	294,998	265,176
Total liabilities and shareholders’ equity	$2,136,839	$1,691,059

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest and dividend income:
Interest and fees on loans	$23,445	$17,200	$63,651	$49,992
Interest on interest-earning deposits	250	371	645	731
Interest on investment securities	560	331	1,722	922
Dividend income on FHLB stock	132	118	385	353
Interest on federal funds sold and other	86	326	530	628
Total interest income	24,473	18,346	66,933	52,626
Interest expense:
Interest on savings deposits, now and money market accounts	1,145	649	2,845	1,698
Interest on time deposits	2,994	2,061	7,450	5,903
Interest on subordinated debentures and other	925	908	2,758	2,720
Interest on other borrowed funds	793	—	992	29
Total interest expense	5,857	3,618	14,045	10,350
Net interest income	18,616	14,728	52,888	42,276
Provision for credit losses	1,695	700	2,579	(3,488)

Net interest income after provision for credit losses	16,921	14,028	50,309	45,764
Noninterest income:
Service charges, fees and other	640	518	1,551	1,624
Gain on sale of loans	1,125	2,584	5,025	6,370
Loan servicing fees, net of amortization	137	314	164	571
Recoveries on loans acquired in business combinations	3	19	14	76
Increase in cash surrender value of life insurance	200	219	598	620
Gain on sale of OREO	—	142	—	142
	2,105	3,796	7,352	9,403
Noninterest expense:
Salaries and employee benefits	4,916	4,178	14,575	12,604
Occupancy and equipment expenses	1,014	705	2,640	2,176
Data processing	511	458	1,471	1,264
Legal and professional	378	318	1,058	227
Office expenses	198	153	561	484
Marketing and business promotion	320	250	785	575
Insurance and regulatory assessments	223	201	645	611
Amortization of intangibles	76	87	235	268
Other expenses	1,018	850	3,165	2,529
	8,654	7,200	25,134	20,738
Income before income taxes	10,372	10,624	32,527	34,429
Income tax expense	2,041	4,013	5,913	13,789
Net income	$8,331	$6,611	$26,614	$20,640

Net income per share
Basic	$0.50	$0.45	$1.62	$1.53
Diluted	0.48	0.42	1.54	1.42
Cash dividends declared per common share	0.09	—	0.26	0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$8,331	$6,611	$26,614	$20,640

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Change in unrealized gains (losses)	(297)	(80)	(1,523)	222
Related income tax effect:
Change in unrealized gains (losses)	88	33	450	(92)

Total other comprehensive income (loss)	(209)	(47)	(1,073)	130

Total comprehensive income	$8,122	$6,564	$25,541	$20,770

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In thousands, except share amounts)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at January 1, 2018	15,908,893	$205,927	$8,426	$51,266	$(443)	$265,176
Net income				26,614		26,614
Stock-based compensation			446			446
Restricted stock awarded	43,425					—
Cash dividend				(4,234)		(4,234)
Stock options exercised	843,585	10,748	(2,679)			8,069
Other comprehensive income, net of taxes					(1,073)	(1,073)
Balance at September 30, 2018	16,795,903	$216,675	$6,193	$73,646	$(1,516)	$294,998

Balance at January 1, 2017	12,827,803	$142,651	$8,417	$30,784	$(267)	$181,585
Net income				20,640		20,640
Stock-based compensation			592			592
Cash dividend				(3,848)		(3,848)
Stock options exercised	105,052	1,338	(323)			1,015
Issuance of common stock, net of issuance costs	2,857,756	60,217				60,217
Other comprehensive income, net of taxes					130	130
Balance at September 30, 2017	15,790,611	$204,206	$8,686	$47,576	$(137)	$260,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net income	$26,614	$20,640
Adjustments to reconcile net income to net cash from
Operating activities:
Depreciation and amortization of premises, equipment and intangibles	922	971
Net accretion of securities, loans, deposits, and other	(670)	(1,257)
Provision for (Recapture of) loan losses	2,579	(3,488)
Stock-based compensation	446	592
Deferred tax benefit	(1,573)	—
Gain on sale of loans	(5,025)	(6,370)
Gain on sale of OREO	—	(142)
Increase in cash surrender value of life insurance	(598)	(620)
Loans originated and purchased for sale	(338,129)	(184,468)
Proceeds from loans sold	170,179	155,372
Other items	1,290	(360)
Net cash used in operating activities	(143,965)	(19,130)
Investing activities
Decrease in interest-earning deposits	—	245
Securities available for sale:
Purchases	(59,288)	(18,795)
Maturities, prepayments and calls	35,541	3,336
Purchase of FHLB stock and other equity securities, net	(8,008)	(27)
Purchase of investment in qualified affordable housing projects	(4,500)	—
Net increase in loans	(212,688)	(131,321)
Proceeds from sales of OREO	—	257
Purchase of life insurance	—	(10,000)
Purchases of premises and equipment	(2,105)	(229)
Net cash used in investing activities	(251,048)	(156,534)
Financing activities
Net increase in demand deposits and savings accounts	52,658	178,620
Net increase (decrease) in time deposits	175,025	(13,001)
Net increase in FHLB advances	185,000	—
Cash dividends paid	(4,234)	(3,848)
Issuance of common stock, net of issuance costs	—	60,217
Exercise of stock options	8,069	1,015
Net cash from financing activities	416,518	223,003
Net increase in cash and cash equivalents	21,505	47,339
Cash and cash equivalents at beginning of period	150,048	118,713
Cash and cash equivalents at end of period	$171,553	$166,052
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$2,778	$9,528
Taxes paid	7,785	12,875
Non-cash investing and financing activities:
Transfer of loan to available for sale securities	—	1,000
Transfer of loans to held for sale	138,045	114,047
Loan to facilitate OREO	—	425
Net change in unrealized holding (loss) gain on securities available for sale	(1,523)	222

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 - BUSINESS DESCRIPTION

RBB Bancorp (“RBB”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our wholly-owned subsidiaries, Royal Business Bank, a California-chartered commercial bank (“Bank”), and RBB Asset Management Company (“RAM”), all collectively referred to herein as the “Company”, “we”, “our” or “us”.  All significant intercompany transactions have been eliminated.  RBB Bancorp was formed in January 2011 to be the bank holding company of the Bank.  RAM was formed in 2012 to hold and manage problem assets acquired in business combinations.  RBB Bancorp has no significant business activity other than its investments in the Bank and RAM.  In 2016, the Bank became a Community Development Financial Institution and uses any grants we receive to invest back into the low to moderate income areas in the communities we serve.

At September 30, 2018, the Company had total assets of $2.1 billion, gross loans of $1.4 billion, total deposits of $1.6 billion and total stockholders' equity of $295.0 million. On July 31, 2017, RBB completed its initial public offering (“IPO”) of 3,750,000 shares of its common stock at a price to the public of $23.00 per share.  RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

The Company operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, West LA, and Westlake Village, California and Las Vegas, Nevada.  In October 2018, the Bank opened a branch in Irvine (Orange County), California.  In October 2018 the Bank signed a lease for an additional branch in Flushing, New York.

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

We have completed five acquisitions since 2011.  Our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.

On October 15, 2018, RBB completed its acquisition of First American International Corp. (“FAIC”) and its wholly-owned subsidiary, First American International Bank (“FAIB”).  FAIB operated three branches in Queens, three in Manhattan, and two in Brooklyn, New York with an operating center and loan production offices in Brooklyn and an administrative center in Manhattan.  See Note 3 – Acquisition, for more information about the FAIC acquisition transactions.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results for the full year.  These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2017, included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2017 (our “2017 Annual Report”).

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 1 – Summary of Significant Policies in our Consolidated Financial Statements as of and for the year ended December 31, 2017, included in our 2017 Annual Report.  The accompanying consolidated unaudited financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary to reflect a fair statement of our consolidated financial condition, results of operations, and cash flows. The results of operations for acquired companies are included from the dates of acquisition.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or “Update”) 2014-09, Revenue from Contracts with Customers (Topic 606).  This Update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.  The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Our revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Accordingly, the majority of the Company’s revenues will not be affected.  In addition, the standard does not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the standard.  As an emerging growth company, the Company plans to adopt ASU 2014-09 as of January 1, 2019, utilizing the modified prospective approach.  The Company performed an overall assessment of revenue streams potentially affected by the ASU, including certain deposit related fees and interchange fees, to determine the impact this guidance will have on our consolidated financial statements.  For the nine months ended September 30, 2018, the Company estimates approximately 20% of non-interest income is within the scope of this ASU (with approximately 80% out-of-scope).  The Company does not expect  the new standard to materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the new standard.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).  Changes made to the current measurement model primarily affect the accounting for equity securities and readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  Investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock issued to member financial institutions are not subject to this guidance. Instead, FHLB and FRB stock would continue to be accounted for at cost less impairment under ASC 942-325-35-3. The ASU’s impairment guidance on equity investments for which fair value is not readily determinable also does not apply to FHLB or FRB stock. This Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and one year later for nonpublic business entities.  Based upon an evaluation of the guidance in ASU 2016-01 the Company determined the ASU will not have a material impact on the Company’s consolidated financial statements as the accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  The Company adopted this ASU as of January 1, 2018 but will continue to monitor any updates to the guidance.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance.  The amendments in this Update are effective for interim and annual periods beginning after December 15, 2019, for an emerging growth company.  The Company has several lease agreements which are currently considered operating leases and are therefore not included on the Company’s Consolidated Balance Sheets.  Under the new guidance the Company expects that some of the lease agreements will have to be recognized on the Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability.  Based upon a preliminary evaluation the Company expects that the ASU will have an impact on the Company’s Consolidated Balance Sheets.  The Company will continue to evaluate how extensive the impact will be under the ASU on the Company’s consolidated financial statements.  The Company anticipates adopting this ASU 2016-02 beginning January 1, 2020.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (Topic 326).  This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income.  The standard will replace today's "incurred loss" approach with an "expected loss" model.  The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures.  This includes, but is not limited to, loans, leases, held to maturity securities, loan commitments, and financial guarantees.  For available for sale (“AFS”) debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses.  In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.  ASU 2016-13 is effective for interim and annual reporting periods for an emerging growth company beginning after December 15, 2020.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).  The Company has begun its evaluation of the impact of the implementation of ASU 2016-13.   The implementation of the provisions of ASU 2016-13 will most likely impact the Company’s consolidated financial statements as to the level of reserves that will be required for credit losses.  The Company will continue to assess the potential impact that this Update will have on the Company’s consolidated financial statements. The Company anticipates adopting this ASU 2016-13 beginning January 1, 2021.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share- entity to apply modification accounting. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU 2017-09 are effective for annual periods, and interim within those annual reporting periods, for an emerging growth company, beginning after December 15, 2018. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This Update allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the new U.S. Federal corporate income tax rate enacted on December 22, 2017. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company elected to early adopt ASU 2018-02 and elected to reclassify the income tax effects of the Tax Reform Act from AOCI to retained earnings. The amount of the reclassification is $72,000, which is the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.  The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  For emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update has the potential to only impact share-based payments to members of the Company’s board of directors.  The Company will assess the potential impact that this ASU will have on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-09, Codification Improvements, which affects a wide variety of topics, including amendments to subtopics:  220-10, Income Statement—Reporting Comprehensive Income—Overall; 470-50, Debt—Modifications and Extinguishments;  480-10, Distinguishing Liabilities from Equity—Overall; 718-740, Compensation—Stock Compensation—Income Taxes; 805-740, Business Combinations—Income Taxes; and, 820-10, Fair Value Measurement—Overall.  The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities and after December 15, 2019 for emerging growth companies.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820):  Disclosure Framework – Changes to the Disclosure Requirements for fair Value Measurement.  The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits.  These disclosure requirements were removed from the topic:  (1) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements.  These disclosure requirements were modified:  (1) For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or  announced the timing publicly, and (2) the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.  The following disclosure requirements were added: (1) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.  In addition, the amendments eliminate “at a minimum” from the phrase “an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements”.  The amendments in this Update are effective for emerging growth companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date.  As an emerging growth company, RBB will adopt this Update on January 1, 2021.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  This Update provides additional guidance to ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (CCA), on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) apply to entities that are a customer in a hosting arrangement. This Update applies to entities that are a customer in a hosting arrangement, that is a service contract.  Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed.  This Update also require the customer to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement.  This Update are effective for an emerging growth company for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  This Update could be material should RBB incur implementation costs for a CCA that is a service contract.

NOTE 3 - ACQUISITION

On April 23, 2018, RBB and FAIC entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the merger of FAIC with and into RBB, with RBB as the surviving corporation (the “Merger”), and immediately following the effectiveness of the Merger, the merger of FAIB with and into the Bank, with the Bank being the surviving bank in the merger (the “Bank Merger”).

Effective as of October 15, 2018, RBB completed the acquisition of FAIC, the holding company of FAIB.  As of September 30, 2018, FAIC had $844.1 million in total consolidated assets, $716.1 million in gross consolidated loans and $625.8 million in total consolidated deposits.

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the common stock of FAIC was converted into the right to receive (i) 1.3472 shares of the common stock, no par value per share, of RBB and (ii) $15.30 in cash.  Holders of in-the-money FAIC stock options (“FAIC Stock Options”) received an amount equal to (1) $51.00 minus (2) the exercise price per share with respect to the corresponding FAIC Stock Option.

The value of the total transaction consideration was approximately $104.5 million, which included approximately $34.2 million in aggregate cash consideration payable to holders of FAIC common stock, approximately $630,000 in aggregate cash consideration payable to holders of FAIC Stock Options and the issuance of approximately 3,016,039 shares of RBB common stock, valued at $23.11 per share, which was the closing price of RBB common stock on October 15, 2018, the last trading day prior to the consummation of the Merger.

Goodwill in the approximate amount of $30.5 million was recognized from the Merger.  Goodwill represents the future economic benefits rising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities.  Goodwill recognized in this transaction is not deductible for income tax purposes.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of  available for sale (“AFS”) securities and held to maturity (“HTM”) securities at September 30, 2018 and December 31, 2017, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,875	$—	$(108)	$1,767
SBA agency securities	5,498	—	(271)	5,227
Mortgage-backed securities	23,884	1	(905)	22,980
Collateralized mortgage obligations	12,806	—	(698)	12,108
Corporate debt securities	45,155	44	(215)	44,984
Total	$89,218	$45	$(2,197)	$87,066

Held to maturity
Municipal taxable securities	$4,292	$120	$—	$4,412
Municipal securities	5,682	1	(229)	5,454
Total	$9,974	$121	$(229)	$9,866

December 31, 2017
Available for sale
Government agency securities	$7,968	$—	$(152)	$7,816
Mortgage-backed securities	39,806	17	(608)	39,215
Corporate debt securities	17,813	161	(48)	17,926
Total	$65,587	$178	$(808)	$64,957

Held to maturity
Municipal taxable securities	$4,295	$228	$—	$4,523
Municipal securities	5,714	32	(19)	5,727
Total	$10,009	$260	$(19)	$10,250

One security with a fair value of $697,000 and $796,000 at September 30, 2018 and December 31, 2017, respectively, was pledged to secure a local agency deposit.

The amortized cost and fair value of the investment securities portfolio at September 30, 2018 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Within one year	$29,097	$29,083	$499	$502
Due from one to five years	28,925	27,958	2,787	2,847
Due from five to ten years	27,163	26,063	1,876	1,935
Due from ten years and greater	4,033	3,962	4,812	4,582
Total	$89,218	$87,066	$9,974	$9,866

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The following table summarizes investment securities with unrealized losses at September 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than Twelve Months			Twelve Months or More			Total
	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
(dollars in thousands)	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
September 30, 2018
Government agency securities	$—	$—	—	$(108)	$1,767	2	$(108)	$1,767	2
Mortgage-backed securities	(191)	6,568	4	(985)	21,323	23	(1,176)	27,891	27
Collateralized mortgage obligations	(382)	6,697	3	(316)	5,411	5	(698)	12,108	8
Corporate debt securities	(73)	6,116	6	(142)	5,895	3	(215)	12,011	9
Total available for sale	$(646)	$19,381	13	$(1,551)	$34,396	33	$(2,197)	$53,777	46

Municipal securities	$(229)	$4,582	10	$—	$—	—	$(229)	$4,582	10
Total held to maturity	$(229)	$4,582	10	$—	$—	—	$(229)	$4,582	10

December 31, 2017
Government agency securities	$(32)	$4,039	2	$(120)	$3,777	4	$(152)	$7,816	6
Mortgage-backed securities	(359)	23,609	17	(249)	11,887	13	(608)	35,496	30
Corporate debt securities	(15)	5,035	2	(33)	1,972	2	(48)	7,007	4
Total available for sale	$(406)	$32,683	21	$(402)	$17,636	19	$(808)	$50,319	40

Municipal securities	$(19)	$2,232	4	$—	$—	—	$(19)	$2,232	4
Total held to maturity	$(19)	$2,232	4	$—	$—	—	$(19)	$2,232	4

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

	Three months ended September 30,
	2018				2017
(dollars in thousands)	Real Estate	Commercial	Unallocated	Total	Real Estate	Commercial	Unallocated	Total
Beginning balance	$10,492	$4,100	$65	$14,657	$6,433	$3,384	$810	$10,627
Additions (reductions) to the allowance charged to expense	1,633	127	(65)	1,695	1,239	(115)	(424)	700
Recoveries on loans charged-off	—	—	—	—	—	93	—	93
Less loans charged-off	—	(174)	—	(174)	—	—	—	—
Ending balance	$12,125	$4,053	$—	$16,178	$7,672	$3,362	$386	$11,420

	Nine months ended September 30,
	2018				2017
(dollars in thousands)	Real Estate	Commercial	Unallocated	Total	Real Estate	Commercial	Unallocated	Total
Beginning balance	$9,309	$4,044	$420	$13,773	$8,111	$6,051	$—	$14,162
Additions (reductions) to the allowance charged to expense	2,816	183	(420)	2,579	(439)	(3,435)	386	(3,488)
Recoveries on loans charged-off	—	—	—	—	—	746	—	746
Less loans charged-off	—	(174)	—	(174)	—	—	—	—
Ending balance	$12,125	$4,053	$—	$16,178	$7,672	$3,362	$386	$11,420

	For the year end December 31,
	2017
(dollars in thousands)	Real Estate	Commercial	Unallocated	Total
Beginning balance	$8,111	$6,051	$—	$14,162
Additions (reductions) to the allowance charged to expense	1,198	(2,671)	420	(1,053)
Recoveries on loans charged-off	—	747	—	747
Less loans charged-off	—	(83)	—	(83)
Ending balance	$9,309	$4,044	$420	$13,773

The following table presents the recorded investment in loans and impairment method as of and for the nine months ended September 30, 2018 and September 30, 2017, and the activity in the allowance for loan losses for the year ended December 31, 2017, by portfolio segment:

(dollars in thousands)
As of and for the nine months ended September 30, 2018	Real Estate	Commercial	Unallocated	Total
Reserves:
Specific	$43	$—	$—	$43
General	12,082	4,053	—	16,135
Total allowance for loan losses	$12,125	$4,053	$—	$16,178
Loans evaluated for impairment:
Individually	$4,080	$2,506	$—	$6,586
Collectively	989,915	384,717	—	1,374,632
Total loans, net of deferred loan fees	$993,995	$387,223	$—	$1,381,218

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

As of and for the nine months ended September 30, 2017	Real Estate	Commercial	Unallocated	Total
Reserves:
Specific	$—	$—	$—	$—
General	7,672	3,362	386	11,420
Loans acquired with deteriorated credit quality	—	—	—	—
Total allowance for loan losses	$7,672	$3,362	$386	$11,420
Loans evaluated for impairment:
Individually	$2,580	$1,370	$—	$3,950
Collectively	819,654	372,602	—	1,192,256
Loans acquired with deteriorated credit quality	316	—	—	316
Total loans, net of deferred loan fees	$822,550	$373,972	$—	$1,196,522

As of and for the year ended December 31, 2017	Real Estate	Commercial	Unallocated	Total
Reserves:
Specific	$—	$—	$—	$—
General	9,309	4,044	420	13,773
Loans acquired with deteriorated credit quality	—	—	—	—
Total allowance for loan losses	$9,309	$4,044	$420	$13,773
Loans evaluated for impairment:
Individually	$2,420	$155	$—	$2,575
Collectively	834,152	412,032	—	1,246,184
Loans acquired with deteriorated credit quality	315	—	—	315
Total loans, net of deferred loan fees	$836,887	$412,187	$—	$1,249,074

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

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The risk category of loans by class of loans was as follows at September 30, 2018 and December 31, 2017:

(dollars in thousands)		Special
September 30, 2018	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$110,431	$—	$—	$279	$110,710
Commercial real estate	515,034	4,418	1,682	3,040	524,174
Single-family residential mortgages	358,350	—	—	761	359,111
Commercial:
Other	297,140	934	1,743	—	299,817
SBA	82,132	—	2,768	2,506	87,406
Total loans	$1,363,087	$5,352	$6,193	$6,586	$1,381,218

December 31, 2017
Real estate:
Construction and land development	$91,619	$—	$—	$289	$91,908
Commercial real estate	469,422	19,070	5,416	2,131	496,039
Single-family residential mortgages	248,940	—	—	—	248,940
Commercial:
Other	277,518	2,360	888	—	280,766
SBA	126,759	1,778	2,729	155	131,421
Total loans	$1,214,258	$23,208	$9,033	$2,575	$1,249,074

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

As of September 30, 2018, there was one past due loan in single-family residential mortgages held for sale.  The following table presents the aging of the recorded investment in past-due loans at September 30, 2018 and December 31, 2017 by class of loans:

(dollars in thousands)	30-59 Days	60-89 Days	90 or More Days	Total	Loans Not	Total	Total Nonaccrual
September 30, 2018	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Real estate:
Construction and land development	$—	$—	$—	$—	$110,710	$110,710	$—
Commercial real estate	—	—	—	—	524,174	524,174	—
Single-family residential mortgages	615	452	761	1,828	356,522	359,111	761
Commercial:
Other	—	—	—	—	299,817	299,817	—
SBA	—	—	1,541	1,541	85,865	87,406	1,541
	$615	$452	$2,302	$3,369	$1,377,088	$1,381,218	$2,302
Real estate:
Single-family residential mortgages held for sale	$373	$—	$—	$373	$378,570	$378,943	$—

December 31, 2017
Real estate:
Construction and land development	$—	$—	$—	$—	$91,908	$91,908	$—
Commercial real estate	—	—	—	—	496,039	496,039	—
Single-family residential mortgages	1,175	338	—	1,513	247,427	248,940	—
Commercial:
Other	—	—	—	—	280,766	280,766	—
SBA	—	1,426	84	1,510	129,756	131,421	155
	$1,175	$1,764	$84	$3,023	$1,245,896	$1,249,074	$155
Real estate:
Single-family residential mortgages held for sale	$697	$—	$—	$697	$125,150	$125,847	$—

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Information relating to individually impaired loans presented by class of loans was as follows at September 30, 2018 and December 31, 2017:

	Unpaid
(dollars in thousands)	Principal	Recorded	Average	Interest	Related
September 30, 2018	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$279	$279	$284	$17	$—
Commercial real estate	3,039	3,039	2,597	189	—
Single-family residential mortgages	761	761	380	—	—
Commercial - SBA	2,377	2,377	1,302	64	—
Total	$6,456	$6,456	$4,563	$270	$—

With related allowance recorded
Commercial - SBA	$183	$183	$92	$—	$43

December 31, 2017
With no related allowance recorded
Construction and land development	$289	$289	$296	$16	$—
Commercial real estate	2,131	2,131	2,192	297	—
Commercial - SBA	155	155	78	15	—
Total	$2,575	$2,575	$2,566	$328	$—

No interest income was recognized on a cash basis for the nine months ended September 30, 2018 and 2017 and for the year ended December 31, 2017.

The Company had six and four loans identified as troubled debt restructurings (“TDRs”) at September 30, 2018 and December 31, 2017, respectively, with aggregate balances of $4.3 million and $2.4 million, respectively.   There were no specific reserves on TDRs as of September 30, 2018 or December 31, 2017.  There are no commitments to lend additional amounts at September 30, 2018 and December 31, 2017 to customers with outstanding loans that are classified as TDRs.

In the third quarter of 2018, the Company did not have any loans that were modified as TDRs.  The modification of the terms generally included loans where a moratorium on loan payments was granted.  Such moratoriums ranged from six months to nine months on the loans restructured in 2018 and 2017.

The following table presents loans by class modified as TDRs during the nine months ended September 30, 2018. There was no TDRs during the nine months ended September 30, 2017.

		Pre-	Post-
		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded
September 30, 2018	Loans	Investment	Investment
Commercial	2	$1,148	$1,148
Commercial real estate	1	1,025	1,025
Total	3	$2,173	$2,173

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets.  The principal balances at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Loans serviced for others:
Mortgage loans	$432,387	$384,437
SBA loans	$186,077	$175,919

The fair value of servicing assets for mortgage loans was $3.1 million and $2.5 million at September 30, 2018 and December 31, 2017, respectively.  The fair value of servicing assets for SBA loans was $5.5 million and $5.9 million at September 30, 2018 and December 31, 2017, respectively.  Estimates of the loan servicing asset fair value are derived through a discounted cash flow analysis.  Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography.  The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place.  The analysis accounts for recent transactions, and supply and demand within the market.

Servicing fees net of servicing asset amortization totaled $164,000 and $571,000 for the nine months ended September 30, 2018 and 2017, respectively.  The decrease primarily due to increases in servicing income, partially offset by servicing asset write-downs.  Write-downs of servicing assets was caused by loan payoffs, primarily caused by customers repaying SBA loans.

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

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

	Three months ended		Three months ended
	September 30, 2018		September 30, 2017
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of year	$1,728	$4,406	$926	$3,735
Additions	92	695	279	695
Disposals	(46)	(281)	(10)	(17)
Amortized to expense	(181)	(165)	(97)	(141)
End of period	$1,593	$4,655	$1,098	$4,272

	Nine months ended		Nine months ended
	September 30, 2018		September 30, 2017
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of year	$1,540	$4,417	$1,002	$2,702
Additions	729	1,730	501	2,149
Disposals	(161)	(1,005)	(134)	(202)
Amortized to expense	(515)	(487)	(271)	(377)
End of period	$1,593	$4,655	$1,098	$4,272

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually.  The Company has selected December 31st as the date to perform the annual impairment test.  Goodwill amounted to $29.9 million at September 30, 2018 and December 31, 2017, and is the only intangible asset with an indefinite life on the balance sheet.  There were no impairment losses recognized on goodwill during the nine months ended September 30, 2018 and 2017.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions.   CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years.  The unamortized balance at September 30, 2018 and December 31, 2017 was $1.2 million and $1.4 million, respectively.  CDI amortization expense was $235,000 and $268,000 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

Estimated CDI amortization expense for future years is as follows:

(dollars in thousands)
Year ending December 31:
2018 remaining	$76
2019	274
2020	244
2021	172
2022	129
Thereafter	308
Total	$1,203

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 8 - DEPOSITS

At September 30, 2018, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	September 30, 2018
One year	$788,533
Two to three years	26,420
Total	$814,953

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

At September 30, 2018 and December 31, 2017, long-term debt was as follows:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Principal	$50,000	$50,000
Unamortized debt issuance costs	$363	$472

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Bancorp in 2016, acquired TFC Statutory Trust (the “Trust”).  The Trust contained a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC Bancorp issued $5 million of subordinated debentures to the Trust in exchange for ownership of all of the common securities of the Trust and the proceeds of the preferred securities sold by the Trust. The Company is not considered the primary beneficiary of this Trust as this Trust is a variable interest entity and therefore the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition, which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security.  The amount of amortization expense recognized for the nine months ended September 30, 2018 and 2017 was $68,000.  The Company also purchased an investment in the common stock of the Trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.65%, which was $3.5 million at 3.98% as of September 30, 2018 and $3.4 million at 3.24% at December 31, 2017.

NOTE 11 - BORROWING ARRANGEMENTS

The Company has established secured and unsecured lines of credit.  The Company may borrow funds from time to time on a term or overnight basis from the Federal Home Loan Bank of San Francisco ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB") and other financial institutions as indicated below.

Federal Funds Arrangements with Commercial Banks.  At September 30, 2018, the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $5.0 million overnight from Zions Bank, Wells Fargo Bank, First Tennessee National Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements.  At September 30, 2018, the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit.  The secured borrowing capacity with the FRB of $16.5 million at September 30, 2018 is collateralized by loans pledged with a carrying value of $28.6 million.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

FHLB Secured Line of Credit.  The secured borrowing capacity with the FHLB of $482.9 million at September 30, 2018 is collateralized by loans pledged with a carrying value of $551.4 million.

At September 30, 2018, the Company had $210.0 million at 2.33% in short-term borrowings with the FHLB and $25.0 million at 1.41% at December 31, 2017.  There were no amounts outstanding under any of the other borrowing arrangements above at September 30, 2018 and 2017 except FHLB advances.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the nine months ended September 30, 2018 and 2017, the Company recorded an income tax provision of $5.9 million and $13.8 million, respectively, reflecting an effective tax rate of 18.2% and 40.0% for the nine months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018 and 2017, the Company recorded an income tax provision of $2.0 million and $4.0 million, respectively, reflecting and effective tax rate of 19.7% and 37.8% for the three months ended September 30, 2018 and 2017, respectively.  These decreases in income tax expense was consistent with the reduction in the corporate income tax rate following passage of the Tax Cuts and Jobs Act of 2017 at the end of 2017 and a corresponding decrease in pre-tax income.

NOTE 13 - COMMITMENTS

The Company leases several of its operating facilities under various noncancellable operating leases expiring at various dates through 2028.  The Company is also responsible for common area maintenance, taxes and insurance at the various branch locations.

Future minimum rent payments on the Company’s leases were as follows at September 30, 2018:

(dollars in thousands)
Year ending December 31:
2018 remaining	$553
2019	2,050
2020	1,794
2021	1,690
2022	1,447
Thereafter	5,346
Total	$12,880

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense.  Total rental expense, recognized on a straight-line basis, was $1.5 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.

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

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

At September 30, 2018 and December 31, 2017, the Company had the following financial commitments whose contractual amount represents credit risk:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Commitments to extend credit	$216,867	$201,177
Commercial and similar letters of credit	1,243	3,013
Standby letters of credit	1,696	1,575
Total	$219,806	$205,765

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	September 30,	December 31,
(dollars in thousands)	2018	2017
Beginning balance	$2,300	$3,445
New loans and advances	3,300	2,200
Repayments	(3,400)	(3,345)
Ending balance	$2,200	$2,300

Loan commitments outstanding to executive officers, directors and their related interests with whom they are associated totaled approximately $1.8 million and $2.1 million at September 30, 2018 and December 31, 2017, respectively.

Deposits from principal officers, directors, and their affiliates at September 30, 2018 and December 31, 2017 were $43.2 million and $43.8 million, respectively.

NOTE 15 - STOCK-BASED COMPENSATION

RBB Bancorp 2010 Stock Option Plan

Under the RBB Bancorp 2010 Stock Option Plan (the “2010 Plan”), the Company was permitted to grant awards to eligible persons in the form of qualified and non-qualified stock options. The Company reserved up to 30% of the issued and outstanding shares of common stock as of the date the Company adopted the 2010 Plan or 3,494,478 shares, for issuance under the 2010 Plan. After approval of the 2017 Omnibus Stock Incentive Plan (the “OSIP”) at the Company’s annual meeting on May 23, 2017, no additional grants will be made under the 2010 Plan.  The 2010 Plan has been terminated and options that were granted under that Plan have become subject to the OSIP.  Awards that were granted under the 2010 Plan will remain exercisable pursuant to the terms and conditions set forth in individual award agreements, but such awards will be assumed and administered under the OSIP. The 2010 Plan award agreements allow for acceleration of exercise privileges of grants upon occurrence of a change in control of the Company. If a participant’s job is terminated for cause, then all unvested awards expire at the date of termination.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

RBB Bancorp 2017 Omnibus Stock Incentive Plan

The OSIP was adopted by the Company’s board of directors on January 18, 2017 and approved by the Company’s shareholders at the Company’s annual meeting on May 23, 2017. The OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the OSIP, or 3,848,341 shares. This represents 23% of the issued and outstanding shares of the Company’s common stock as of September 30, 2018.  As of September 30, 2018, there were 1,319,782 shares of common stock available for issuance under the OSIP.  Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

On August 15, 2018, the Company granted 43,425 shares of restricted stock to Mr. Alan Thian, President and Chief Executive Officer of the Company.

The Company recognized stock-based compensation expense of $446,000 and $592,000 and recognized income tax benefits on that expense of $88,000 and $181,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. The new rules became effective on January 1, 2015, with certain of the requirements phased-in over a multi-year schedule.  Under the rules, minimum requirements increased for both the quantity and quality of capital held by the Bank.  The rules include a new common equity Tier 1 (“CET1”) capital to risk-weighted assets ratio with minimums for capital adequacy and prompt corrective action purposes of 4.5% and 6.5%, respectively.  The minimum Tier 1 capital to risk-weighted assets ratio was raised from 4.0% to 6.0% under the capital adequacy framework and from 6.0% to 8.0% to be well-capitalized under the prompt corrective action framework.  In addition, the rules introduced the concept of a "conservation buffer" of 2.5% applicable to the three capital adequacy risk-weighted asset ratios (CET1, Tier 1, and Total).  The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The capital conservation buffer for September 30, 2018 is 10.51% and 11.82% for the Bank and RBB, respectively. If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital.  Management believes, at September 30, 2018 and December 31, 2017, that the Bank satisfied all capital adequacy requirements to which it is subject.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

As defined in applicable regulations and set forth in the tables below, RBB and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the "well capitalized" standards at the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Tier 1 Leverage Ratio
Consolidated	$268,940	14.28%	$75,314	4.00%	$94,142	5.00%
Bank	262,022	13.94	75,194	4.00	93,993	5.00
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	265,448	17.58	67,931	4.50	98,123	6.50
Bank	262,022	17.40	67,777	4.50	97,900	6.50
Tier 1 Risk-Based Capital Ratio
Consolidated	268,940	17.82	90,575	6.00	120,767	8.00
Bank	262,022	17.40	90,369	6.00	120,492	8.00
Total Risk-Based Capital Ratio
Consolidated	335,304	22.21	120,767	8.00	150,959	10.00
Bank	278,749	18.51	120,492	8.00	150,615	10.00

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Tier 1 Leverage Ratio
Consolidated	$238,219	14.35%	$66,423	4.00%	$83,029	5.00%
Bank	232,765	14.50	64,214	4.00	80,267	5.00
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	234,794	17.54	60,233	4.50	87,003	6.50
Bank	232,765	17.42	60,122	4.50	86,843	6.50
Tier 1 Risk-Based Capital Ratio
Consolidated	238,219	17.80	80,311	6.00	107,081	8.00
Bank	232,765	17.42	80,163	6.00	106,884	8.00
Total Risk-Based Capital Ratio
Consolidated	301,802	22.55	107,081	8.00	133,851	10.00
Bank	246,820	18.47	106,884	8.00	133,605	10.00

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

Appraisals for other real estate owned are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered.  No significant adjustments to appraised values have been made as a result of this comparison process as of September 30, 2018.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at September 30, 2018 and December 31, 2017:

(dollars in thousands)	Fair Value Measurements Using:
September 30, 2018	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$1,767		$1,767
SBA agency securities		5,227		5,227
Mortgage-backed securities		22,981		22,980
Collateralized mortgage obligations		12,108		12,108
Corporate debt securities		44,983		44,984
	$—	$87,066	$—	$87,066

On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

December 31, 2017
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$7,816		7,816
Mortgage-backed securities		39,215		39,215
Corporate debt securities		17,926		17,926
	$—	$64,957	$—	$64,957

On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

No write-downs to OREO were recorded in for the nine months ended September 30, 2018 or for the year ended December 31, 2017.

Quantitative information about the Company's OREO non-recurring Level 3 fair value measurements at September 30, 2018 and December 31, 2017 is as follows:

Weighted-
Valuation	Unobservable	Adjustment	Average
Technique	Input	Range	Adjustment
Third Party	Management Adjustments	21%	21%
Appraisals	to Reflect Current
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

Loans

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of September 30, 2018 was measured using an exit price notion. The fair value of loans as of December 31, 2017 was measured using an entry price notion.

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

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

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

The fair value hierarchy level and estimated fair value of significant financial instruments at September 30, 2018 and December 31, 2017 are summarized as follows:

		September 30,		December 31,
		2018		2017
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$171,553	$171,553	$70,048	$70,048
Federal funds sold and other cash equivalents	Level 1	—	—	80,000	80,000
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	87,066	87,066	64,957	64,957
Investment securities - HTM	Level 2	9,974	9,866	10,009	10,250
Mortgage loans held for sale	Level 1	378,943	384,411	125,847	128,972
Loans, net	Level 3	1,365,040	1,377,517	1,235,301	1,236,289

Financial Liabilities:
Deposits	Level 2	$1,564,964	$1,564,216	$1,337,281	$1,336,353
FHLB advances	Level 2	210,000	210,000	25,000	25,000
Long-term debt	Level 2	49,637	42,443	49,528	44,319
Subordinated debentures	Level 3	3,492	4,236	3,424	3,348

NOTE 19 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”):

	Three months ended				Nine months ended
	September 30,				September 30
	2018		2017		2018		2017
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$8,331		$6,611		$26,614		$20,640
Shares outstanding		16,795,903		15,790,611		16,795,903		15,790,611
Impact of weighting shares		(154,737)		(1,023,154)		(416,692)		(2,309,152)
Used in basic EPS	8,331	16,641,166	6,611	14,767,457	26,614	16,379,211	20,640	13,481,459
Dilutive effect of outstanding
Stock options		784,134		1,084,472		930,030		1,077,584
Used in dilutive EPS	$8,331	17,425,300	$6,611	15,851,929	$26,614	17,309,241	$20,640	14,559,043

Basic earnings per common share	$0.50		$0.45		$1.62		$1.53
Diluted earnings per common share	0.48		0.42		1.54		1.42

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 20 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At September 30, 2018 and December 31, 2017, the balance of the investment for qualified affordable housing projects was $9.7 million and $5.7 million, respectively.  This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets.  Total unfunded commitments related to the investments in qualified housing projects totaled $7.0 million and $4.2 million at September 30, 2018 and December 31, 2017, respectively.  The Company expects to fulfill these commitments during the years ending 2027 and 2028.

For the nine months ended September 30, 2018 and 2017, the Company recognized amortization expense of $483,000 and $218,000, respectively, which was included within income tax expense on the consolidated statements of income.

NOTE 21 - RECENT DEVELOPMENTS

On September 17, 2018, RBB Bancorp declared a cash dividend of $0.09 per share for the third quarter of 2018. The dividend is payable on October 2, 2018 to common shareholders of record as of September 28, 2018.

On April 23, 2018, RBB and FAIC entered into “Merger Agreement, providing for the merger of FAIC with and into RBB, with RBB as the surviving corporation (the “Merger”), and immediately following the effectiveness of the Merger, the merger of FAIB with and into the Bank, with the Bank being the surviving bank in the merger.  Effective as of October 15, 2018, RBB completed the acquisition of FAIC, the holding company of FAIB.  As of September 30, 2018, FAIC had $844.1 million in total consolidated assets, $716.1 million in gross consolidated loans and $625.8 million in total consolidated deposits.

Pursuant to the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the common stock of FAIC was converted into the right to receive (i) 1.3472 shares of the common stock, no par value per share, of RBB and (ii) $15.30 in cash.  Holders of in-the-money FAIC stock options (“FAIC Stock Options”) received an amount equal to (1) $51.00 minus (2) the exercise price per share with respect to the corresponding FAIC Stock Option.

The value of the total transaction consideration was approximately $104.5 million, which included approximately $34.2 million in aggregate cash consideration payable to holders of FAIC common stock, approximately $630,000 in aggregate cash consideration payable to holders of FAIC Stock Options and the issuance of approximately 3,016,039 shares of RBB common stock, valued at $23.11 per share, which was the closing price of RBB common stock on October 15, 2018, the last trading day prior to the consummation of the Merger.  In addition, RBB funded the repayment of FAIC’s Troubled Asset Relief Program trust preferred securities of approximately $7 million, prior to the October 15, 2018 closing.

Goodwill in the approximate amount of $30.5 million was recognized from the Merger.  Goodwill represents the future economic benefits rising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities.  Goodwill recognized in this transaction is not deductible for income tax purposes.

On October 12, 2018, the Bank paid a $25 million dividend to RBB.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic market areas;
•	economic, market, operational, liquidity, credit and interest rate risks associated with our business;
•	lack of seasoning in our loan portfolio;
•	deteriorating asset quality and higher loan charge-offs;
•	the laws and regulations applicable to our business;
•	our ability to achieve organic loan and deposit growth and the composition of such growth;
•	increased competition in the financial services industry, nationally, regionally or locally;
•	our ability to maintain our historical earnings trends;
•	our ability to raise additional capital to implement our business plan;
•	material weaknesses in our internal control over financial reporting;
•	systems failures or interruptions involving our information technology and telecommunications systems or third-party servicers;
•	the composition of our management team and our ability to attract and retain key personnel;
•	the fiscal position of the U.S. federal government and the soundness of other financial institutions;
•	our ability to monitor our lending relationships;
•	the composition of our loan portfolio, and the concentration of loans in mortgage-related industries;
•	the portion of our loan portfolio that is comprised of participations and shared national credits;
•	the amount of nonperforming and classified assets we hold;
•	time and effort necessary to resolve nonperforming assets;
•

the effect of acquisitions we may make, such as our recent acquisition of FAIC, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;

•	our limited operating history as an integrated company and our recent acquisitions;
•	environmental liability associated with our lending activities;

•	the geographic concentration of our markets in California, Nevada, the New York City metropolitan area and the southwest United States;
•	the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;
•	the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
•	requirements to remediate adverse examination findings;
•	changes in the scope and cost of FDIC deposit insurance premiums;
•	implementation of regulatory initiatives regarding bank capital requirements that may require heightened capital;
•	the obligations associated with being a public company;
•	our success at managing the risks involved in the foregoing items;
•	our modeling estimates related to an increased interest rate environment;
•	our ability to achieve the cost savings and efficiencies in connection with branch closures; and
•	our estimates as to our expected operational leverage and the expected additional loan capacity of our relationship managers.

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

GENERAL

RBB is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for the Bank and RAM.  At September 30, 2018, RBB had total consolidated assets of $2.1 billion, gross consolidated loans of $1.4 billion, total consolidated deposits of $1.6 billion and total consolidated stockholders' equity of $295.0 million. On July 25, 2017, RBB completed its initial public offering and sold 3,750,000 shares of its common stock at a price to the public of $23.00 per share. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

RBB operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, West Los Angeles, and Westlake Village, California and Las Vegas, Nevada.  The Bank opened a new banking office in Irvine (Orange County), California on October 16, 2018.  The Bank is a Community Development Financial Institution and as such is able to receive grants from the United States Treasury Department.  Any grants we receive will be used to invest in low to moderate income areas in the communities we serve.

RBB has complete five acquisitions since 2011, including the merger with FAIC which was completed on October 15, 2018.  We acquired First Asian Bank and Ventura County Business Bank in 2011, Los Angeles National Bank in 2014 and TomatoBank in 2016.

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

For the third quarter of 2018, we reported net earnings of $8.3 million, compared with $6.6 million for the third quarter of 2017. This represented an increase of $1.7 million from the third quarter of 2017. Diluted earnings per share were $0.48 per share for the third quarter of 2018, compared to $0.42 for the same period last year.  For the nine months of 2018, we reported net earnings of $26.6 million, compared with $20.6 million for the same period in 2017. This represented an increase of $6.0 million from same period in 2017. Diluted earnings per share were $1.54 per share for the nine months of 2018, compared to $1.42 for the same period last year.  In the first nine months of 2017 there was a $3.5 million net recapture in the provision for loan losses. The recapture reflects both the receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the allowance for loan losses.

At September 30, 2018, total assets were $2.1 billion, an increase of $445.8 million, or 26.36%, from total assets of $1.7 billion at December 31, 2017. Interest-earning assets were $2.0 billion as of September 30, 2018, an increase of $428.8 million, or 26.79%, when compared with $1.6 billion at December 31, 2017. The increase in interest-earning assets was primarily due to a $132.1 million increase in total loans, a $253.1 million increase in mortgage loans held for sale, a $21.5 million increase in cash and cash equivalents, and a $22.1 million increase in securities.

At September 30, 2018, AFS investment securities totaled $87.1 million inclusive of a pre-tax unrealized loss of $2.2 million, compared to $65.0 million, inclusive of a pre-tax unrealized loss of $630,000, at December 31, 2017.   HTM investment securities totaled $10.0 million at September 30, 2018 and December 31. 2017.

Total loans and leases, net of deferred fees and discounts, were $1.4 billion at September 30, 2018, compared to $1.2 billion at December 31, 2017 and $1.2 billion at September 30, 2017. Total loans and leases, net of deferred fees and discounts, increased $132.1 million, or 10.58%, from December 31, 2017. The $132.1 million increase in total loans was principally due to increases of approximately $110.2 million in single-family residential (“SFR”) mortgage loans, $19.0 million in commercial and industrial loans, $18.8 million in construction loans, and $28.1 million in commercial real estate loans, which were partially offset by a decrease of $44.0 million in SBA loans.

Noninterest-bearing deposits were $287.3 million at September 30, 2018, an increase of $1.6 million, or 0.55%, compared to $285.7 million at December 31, 2017. At September 30, 2018, noninterest-bearing deposits were 18.4% of total deposits, compared to 21.4% at December 31, 2017.  The growth in non-interest deposits is mainly due to marketing efforts by our branches and by branch management.

Our average cost of total deposits was 1.17% for the quarter ended September 30, 2018, compared to 0.83% for the same period last year. The increase is due to increasing market deposit rates due to Federal Reserve actions.  Borrowings, consisting of long-term debt, remained nearly constant at $49.6 million as of September 30, 2018 compared to $49.5 million as of December 31, 2017. As of September 30, 2018 we had $210.0 million in advances from the FHLB and $25.0 million as of December 31, 2017.

The allowance for loan losses was $16.2 million at September 30, 2018, compared to $13.8 million at December 31, 2017. The allowance for loan losses increased by $1.5 million for the third quarter of 2018. The increase was due to the $1.7 million loan loss provision due to normal loan growth, partially offset by $174,000 in net charge-offs in the third quarter of 2018.  The allowance for loan losses to total loans and leases outstanding was 1.17% and 1.10% as of September 30, 2018 and December 31, 2017, respectively.

Shareholders’ equity increased $29.8 million, or 11.25%, to $295.0 million during the nine months of 2018 due to $26.6 million of net income $8.1 million from the exercise of stock options and $446,000 from stock-based compensation, which was partially offset by $4.2 million of common dividends declared and $1.1 million decrease in net accumulated other comprehensive income. The decrease in accumulated other comprehensive income primarily resulted from decreases in unrealized gains on available for sale securities.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of September 30, 2018, the Company’s Tier 1 leverage capital ratio totaled 14.28%, our common equity Tier 1 ratio totaled 17.58%, our Tier 1 risk-based capital ratio totaled 17.82%, and our total risk-based capital ratio totaled 22.21%. See Regulatory Capital Requirements herein for a further discussion of our regulatory capital requirements. Subsequent to the fiscal quarter ended June 30, 2017, we raised $60.2 million in common stock (which was net of $5.5 million in expenses) through our IPO, which was completed on July 31, 2017.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	For the three months				For the nine months
	ended September 30,		Variance		ended September 30,		Variance
(dollars in thousands except per share amounts)	2018	2017	$	%	2018	2017	$	%
Interest income	$24,473	$18,346	$6,127	33.4%	$66,933	$52,626	$14,308	27.19%
Interest expense	5,857	3,618	(2,239)	-61.9	14,045	10,350	(3,695)	-35.70
Net interest income	18,616	14,728	3,888	26.4	52,888	42,276	10,613	25.10
Provision (recapture) for loan losses	1,695	700	(995)	-142.3	2,579	(3,488)	(6,068)	173.94
Net interest income after provision (recapture) for credit losses	16,921	14,028	2,893	20.6	50,309	45,764	4,545	9.93
Noninterest income	2,105	3,796	(1,691)	-44.6	7,352	9,403	(2,051)	-21.82
Noninterest expense	(8,654)	(7,200)	1,454	-20.2	(25,134)	(20,738)	4,395	-21.19
Income before income taxes	10,372	10,624	(252)	-2.4	32,527	34,429	(1,902)	-5.52
Income tax expense	(2,041)	(4,013)	(1,972)	49.1	(5,913)	(13,789)	(7,876)	57.12
Net income	$8,331	$6,611	$1,720	26.0	$26,614	$20,640	$5,974	28.95
Earnings per common share:
Basic	$0.50	$0.45	$0.05		$1.62	$1.53	$0.09
Diluted (1)	0.48	0.42	0.06		1.54	1.42	0.12
Return on average assets	1.73%	1.65%	0.08%		2.01%	1.83%	0.18%
Return on average shareholders’ equity	11.34	11.04	0.30		12.65	13.59	-0.94
Efficiency ratio (2)	41.76	38.87	2.89		41.72	40.13	1.59
Dividend payout ratio	18.75	-	18.75		16.91	21.13	-4.22
Average equity to assets ratio	15.24	14.93	0.31		15.92	13.47	2.45
Tangible common equity to tangible assets (3)	12.53	14.20	-1.67		12.53	14.20	-1.67
Tangible book value per share (3)	$15.71	$16.49	-0.78		$15.71	$16.49	-0.78
Return on average tangible common equity (3)	12.70%	12.73%	-0.03%		14.23%	$16.10%	-1.87%

(1)

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

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2018 or 35% for 2017. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. For additional information see the sections on Capital Resources and Liquidity Management and Quantitative and Qualitative Disclosures about Market Risk included in the Report.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the three months ended September 30,
	2018			2017
	Average	Interest	Yield /	Average	Interest	Yield /
(dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$59,666	$468	3.11%	$202,005	$815	1.60%
Securities
Available for sale	67,254	478	2.82	43,075	276	2.54
Held to maturity (2)	9,982	92	3.67	5,533	55	3.92
Mortgage loans held for sale	335,226	3,941	4.66	98,807	1,149	4.61
Loans held for investment: (3)
Real estate	942,826	13,125	5.52	766,911	10,673	5.52
Commercial (4)	384,693	6,379	6.58	377,501	5,379	5.65
Total loans	1,327,519	19,504	5.83	1,144,412	16,052	5.56
Total earning assets	1,799,647	$24,483	5.40	1,493,832	$18,347	4.87
Noninterest-earning assets	112,359			96,556
Total assets	$1,912,006			$1,590,388

Interest-bearing liabilities
NOW and money market deposits	$390,899	$1,115	1.13	$333,471	$606	0.72
Savings deposits	29,713	30	0.40	36,746	43	0.46
Time deposits	700,326	2,994	1.70	690,379	2,061	1.18
Total interest-bearing deposits	1,120,938	4,139	1.46	1,060,596	2,710	1.01
FHLB short-term advances	156,739	793	2.01	—	—	—
Long-term debt	49,615	849	6.79	49,470	848	6.80
Subordinated debentures	3,479	76	8.67	3,388	60	6.99
Total interest-bearing liabilities	1,330,771	$5,857	1.75	1,113,454	$3,618	1.29
Noninterest-bearing liabilities
Noninterest-bearing deposits	276,795			227,854
Other noninterest-bearing liabilities	13,048			11,599
Total noninterest-bearing liabilities	289,843			239,453
Shareholders' equity	291,392			237,481
Total liabilities and shareholders' equity	$1,912,006			$1,590,388
Net interest income / interest rate spreads		$18,626	3.65%		$14,729	3.58%
Net interest margin			4.11			3.91

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash management purposes by the Company.

	For the nine months ended September 30,
	2018			2017
	Average	Interest	Yield /	Average	Interest	Yield /
(dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$76,800	$1,560	2.72%	$151,755	$1,712	1.51%
Securities
Available for sale	70,701	1,474	2.79	40,862	746	2.44
Held to maturity (2)	9,992	276	3.70	5,980	176	3.94
Mortgage loans held for sale	233,856	8,207	4.69	74,230	2,617	4.71
Loans held for investment: (3)
Real estate	892,933	36,858	5.52	766,974	31,990	5.58
Commercial (4)	382,072	18,587	6.50	374,979	15,384	5.49
Total loans	1,275,005	55,445	5.81	1,141,953	47,374	5.55
Total earning assets	1,666,354	$66,962	5.37	1,414,780	$52,625	4.97
Noninterest-earning assets	101,349			93,160
Total assets	$1,767,703			$1,507,940

Interest-bearing liabilities
NOW and money market deposits	$374,331	$2,750	0.98	$301,254	$1,577	0.70
Savings deposits	30,373	95	0.42	34,879	121	0.46
Time deposits	669,503	7,450	1.49	695,020	5,903	1.14
Total interest-bearing deposits	1,074,207	10,295	1.28	1,031,153	7,601	0.99
FHLB short-term advances	74,412	992	1.78	5,128	29	0.77
Long-term debt	49,583	2,546	6.87	49,433	2,547	6.89
Subordinated debentures	3,459	211	8.17	3,366	173	6.88
Total interest-bearing liabilities	1,201,661	$14,044	1.56	1,089,080	$10,350	1.27
Noninterest-bearing liabilities
Noninterest-bearing deposits	272,261			205,532
Other noninterest-bearing liabilities	12,428			10,274
Total noninterest-bearing liabilities	284,689			215,806
Shareholders' equity	281,353			203,054
Total liabilities and shareholders equity	$1,767,703			$1,507,940
Net interest income / interest rate spreads		$52,918	3.81%		$42,275	3.70%
Net interest margin			4.25			4.00

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash management purposes by the Company.

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

	Comparison of three months ended			Comparison of nine months ended
	September 30, 2018 and September 30, 2017			September 30, 2018 and September 30, 2017
	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$(801)	$454	$(347)	$256	$(408)	$(152)
Securities (2)
Available for sale	169	33	202	610	117	727
Held to maturity	40	(3)	37	98	2	100
Mortgage loans held for sale	2,779	13	2,792	5,558	31	5,589
Loans held for investment: (3)
Real estate	2,449	3	2,452	4,837	31	4,868
Commercial (4)	104	896	1,000	296	2,907	3,203
Total loans	2,553	899	3,452	5,133	2,938	8,071
Total earning assets	$4,740	$1,396	$6,136	$11,655	$2,680	$14,335

Interest-bearing liabilities
NOW and money market deposits	$118	$391	$509	$440	$733	$1,173
Savings deposits	(8)	(5)	(13)	(15)	(12)	(27)
Time deposits	30	903	933	34	1,513	1,547
Total interest-bearing deposits	140	1,289	1,429	459	2,234	2,693
FHLB short-term advances	0	793	793	86	877	963
Long-term debt	247	(246)	1	2	(3)	(1)
Subordinated debentures	158	(142)	16	5	33	38
Total interest-bearing liabilities	545	1,694	2,239	552	3,141	3,693
Net interest	$4,195	$(298)	$3,897	$11,103	$(461)	$10,642

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash management purposes by the Company.

Results of Operations—Comparison of Results of Operations

The following discussion of our results of operations compares the three months ended and the nine months ended September 30, 2018, and the three months ended and the nine months ended September 30, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

Net Interest Income/Average Balance Sheet

In the third quarter of 2018, we generated $18.6 million of net interest income, which was an increase of $3.9 million, or 26.4%, from the $14.7 million of net interest income we produced in the third quarter of 2017. The increase in net interest income was primarily due to a 20.5% increase in the average balance of interest-earning assets, and a 53 basis point increase in the average yield on interest-earning assets, offset by a 45 basis point increase in the average rate paid on interest-bearing deposits reflecting an increase in deposit rates. The increase in the average balance of interest-earning assets reflected increases in securities average balances and loan average balances, partially offset by decreases in federal funds sold, cash and other equivalents.  Our deposit average balances increased by $60.3 million primarily due to enhanced marketing efforts in 2018, and $107.9 million in brokered certificates of deposit booked late in the third quarter. The increase in interest expense was primarily due to a $217.3 million increase in interest-bearing liabilities and a 46 basis point increase in the average rate paid on interest-bearing liabilities. For the three months ended September 30, 2018 and 2017, our net interest margin was 4.11% and 3.91%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the three months ended September 30, 2018 and 2017, excluding accretion income would have been 4.06% and 3.74%, respectively.

In the nine months ended September 30, 2018, we generated net interest income of $52.9 million, an increase of $10.6 million or 25.1%, from the $42.3 million of net interest income of the nine months ended September 30, 2017. This increase was largely due to a 17.8% increase in the average balance of interest-earning assets, as well as a 40 basis point increase in the average yield on interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to organic growth in commercial and industrial, construction, commercial real estate (“CRE”) and single-family residential (“SFR”) mortgage loans. For the nine months ended September 30, 2018 and 2017, our net interest margin was 4.25% and 4.00%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the nine months ended September 30, 2018 and 2017, excluding accretion income, would have been 4.13% and 3.75%, respectively.

Total interest income was $24.5 million for the third quarter of 2018 compared to $18.3 million for the third quarter of 2017. The $6.1 million, or 33.4%, increase in total interest income was primarily due to increases in loan and securities average balances, as well as increases in yields on loans and securities, partially offset by decreases in average balances on federal funds sold and other cash equivalents.

Total interest income was $66.9 million for the nine months ended September 30, 2018 compared to $52.6 million for the nine months ended September 30, 2017. The $14.3 million, or 27.2%, increase in total interest income was due to increases in interest earned on our loan portfolio and securities portfolio, partially offset by decreases in federal funds sold.

Interest and fees on loans for the third quarter of 2018 was $23.4 million compared to $17.2 million for the third quarter of 2017. The $6.2 million, or 33.4%, increase was primarily due to a 33.8% increase in the average balance of held for investment and held for sale loans outstanding and an 11 basis point increase in the average yield on loans. The increase in the average loan balance was primarily due to loan growth in commercial and industrial, single-family residential mortgages, construction, and commercial real estate loans.  Accretion income totaled $208,000 in the third quarter of 2018 compared to $639,000 in the third quarter of 2017. The average yield on loans benefits from discount accretion on our purchased loan portfolio. For the three months ended September 30, 2018 and 2017, the yield on total loans was 5.83% and 5.56%, respectively, while the yield on total loans excluding accretion income would have been 5.77% and 5.34%, respectively. Due to payoffs of acquired loans, we expect accretion income to continue to decline throughout 2018 in comparison to 2017. However, the acquisition of FAIC, will add purchased loan discounts, resulting in increased accretion.

Interest and fees on loans was $63.7 million for the nine months ended September 30, 2018 compared to $50.0 million for the nine months ended September 30, 2017. The $13.7 million, or 27.3%, increase in interest income on loans was primarily due to an 24.1% increase in the average balance of held for investment and held for sale loans outstanding primarily due to organic loan growth in commercial and industrial, SFR mortgage loans and construction loans during 2018. The average yield on loans (held for investment and held for sale) increased to 5.64% from 5.50%, for the nine months ending September 30, 2018 compared to the same period in 2017.  The average yield on loans benefits from discount accretion on our acquired loan portfolios. For the nine months ended September 30, 2018 and 2017, the yield on total loans was 5.86% and 5.55%, respectively, while the yield on total loans excluding accretion income would have been 5.55% and 4.94%, respectively. A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of commercial real estate loans. The table below illustrates by loan type the accretion income for the three months and nine months ended September 30, 2018 and 2017:

	As of and for the three months ended		As of and for the nine months ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Beginning balance of discount on purchased loans	$1,488	$6,140	$2,763	$8,085
Accretion:
Commercial and industrial	28	54	102	186
SBA	6	5	45	17
Construction and land development	—	4	—	41
Commercial real estate	172	569	1,328	2,293
Single-family residential mortgages	2	7	8	47
Total accretion	$208	$639	$1,483	$2,584
Ending balance of discount on purchased loans	$1,280	$5,501	$1,280	$5,501

Interest income on our securities portfolio increased $229,000, or 69.0%, to $560,000 in the third quarter of 2018 compared to $331,000 in the third quarter of 2017. This increase is mainly attributable to an increase in average balances of $28.6 million or 58.9%.  Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the Company’s consolidated statements of income have not been grossed-up.

Interest income on our securities portfolio increased $800,000, or 86.8%, to $1.7 million in the nine months ended September 30, 2018 compared to $922,000 in the nine months ended September 30, 2017. The increase in interest income on securities was primarily due to an increase in the average balance of the portfolio of $33.9 million, or 72.3%, and by a 27 basis point increase in the average yield on securities. Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the Company’s consolidated statements of income have not been grossed-up.

Interest income on interest earning deposits, dividend income on FHLB stock, federal funds sold, cash equivalents and other investments decreased to $468,000 for the three months ended September 30, 2018 compared to $815,000 for the three months ended September 30, 2017. This decrease was primarily due to a $142.3 million decrease in these average short-term cash investments, as these assets were used to invest in higher yielding securities and loans, partially offset by a 151 basis point increase in the yield on these instruments.

Interest income on our interest earning deposits, dividend income on FHLB stock, federal funds sold, cash equivalents and other investments decreased $152,000, or 8.9%, to $1.6 million in the nine months ended September 30, 2018 compared to $1.7 million in the nine months ended September 30, 2017. The decrease in interest income on these cash equivalents was due to a decrease in the average balance of $75.0 million partially offset by a 121 basis point increase in average yield of these cash equivalents. The main reasons for the increased yield were the increase in the federal funds rate over the period, and the average balance decreased primarily due to deployment of those assets to higher yielding loans and securities.

Interest expense on interest-bearing liabilities increased $2.2 million, or 61.9%, to $5.9 million for the third quarter of 2018 as compared to $3.6 million in the third quarter of 2017 due to increases in interest expense on both deposits and borrowings primarily from increased interest-bearing balances, partially offset by increased non-interest bearing deposits.

Interest expense on interest-bearing liabilities increased $3.7 million, or 35.7%, to $14.0 million in the nine months ended September 30, 2018 compared to $10.4 million in the nine months ended September 30, 2017 due to increases in balances and rates on interest bearing liabilities.

Interest expense on deposits increased to $4.1 million for the third quarter of 2018 as compared to $2.7 million for the third quarter of 2017. The $1.4 million, or 52.7%, increase in interest expense on deposits was primarily due to a 45 basis point increase in the average rate paid on interest-bearing deposits as well as a 5.7% increase in the average balance of interest-bearing deposits The increase in the average balance of interest-bearing deposits resulted from growth in NOW, money market and time deposits partially offset by a decrease in savings average balances.  Late in the third quarter of 2018, the Company booked $107.9 million in brokered certificates of deposit for liquidity purposes.  Average non-interest bearing deposits increased $48.9 million or 21.5% from $227.9 million in the third quarter of 2017.  The increase in the average rate paid on interest-bearing deposits was primarily due to the impact of a bank-wide promotion and higher market interest rates.

Interest expense on deposits increased to $10.3 million in the nine months ended September 30, 2018 compared to $7.6 million in the nine months ended September 30, 2017. The $2.7 million, or 35.4%, increase in interest expense on deposits was primarily due to a 8.9% increase in the average balance of all deposits, combined with an average 20 basis point increase in rates. The increase in the average balance of deposits resulted primarily from normal growth of deposit accounts, plus brokered certificates of deposit added late in the quarter.  Average non-interest bearing deposits increased $66.7 million, or 32.5%, to $272.3 million from $205.5 million for the first nine months of 2018 compared to the same period in 2017.

Interest expense on subordinated debentures increased $16,000 to $76,000 in the third quarter of 2018 as compared to $60,000 in the third quarter of 2017.  Interest expense on FHLB short-term advances was $793,000 in the third quarter of 2018, as compared to zero in the third quarter of 2017.  This increase was primarily due to the $156.7 million increase in the average balance of FHLB advances for the third quarter of 2018 compared to the third quarter of 2017 for liquidity purposes.  The Company had $210.0 million in FHLB advances as of September 30, 2018.

Interest expense on borrowings increased to $3.8 million in the nine months ended September 30, 2018 compared to $2.7 million in the nine months ended September 30, 2017. This increase reflected increased interest expense on subordinated debentures and other borrowed funds, consisting of FHLB short-term advances of less than 90-days.

The $995,000 increase in the provision for loan losses from the third quarter of 2017 compared to the third quarter of 2018 was primarily due to a $1.7 million loan loss provision in the third quarter of 2018 compared to a $700,000 provision in the third quarter of 2017, and is due primarily to loan growth.

In the nine months ended September 30, 2018, there was a provision for loan loss expense of $2.6 million due to normal loan growth, compared to a $3.5 million recapture in the provision for loan losses for the nine months ended September 30, 2017.  The recapture reflected both the receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the allowance for loan losses.

Noninterest income decreased $1.7 million, or 44.6%, to $2.1 million for the third quarter of 2018, compared to $3.8 million in the same quarter in the prior year. Noninterest income decreased $2.1 million or 21.8%, to $7.4 million in the nine months ended September 30, 2018.  The following table sets forth the major components of our noninterest income for the third quarter of 2018 compared to the third quarter of 2017 and for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017:

	For the three months				For the nine months
	ended as of September 30,		Increase (Decrease)		ended as of September 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Noninterest income:
Service charges, fees and other	$640	$518	$122	23.6%	$1,551	$1,624	$(73)	-4.5%
Gain on sale of loans	1,125	2,584	(1,459)	-56.5	5,025	6,370	(1,345)	-21.1
Loan servicing fee, net of amortization	137	314	(177)	56	164	571	(407)	-71.3
Recoveries on loans acquired in business combinations	3	19	(16)	-84.2	14	76	(62)	-81.6
Increase (decrease) in cash surrender of life insurance	200	219	(19)	-8.7	598	620	(22)	-3.5
Gain on sale of OREO	—	142	(142)	-100.0	—	142	(142)	-100.0
Total noninterest income	$2,105	$3,796	$(1,691)	-44.5	$7,352	$9,403	$(2,051)	-21.8

Service charges, fees and other income totaled $640,000 in the third quarter of 2018 compared to $518,000 in the third quarter of 2017, primarily due to a bank enterprise program award of $233,000 granted by the U.S. Department of the Treasury’s Community Development Financial Institutions Fund, partially offset by lower deposit account analysis charges due to customer changing treasury management practices and lower letter of credit commissions.

Noninterest income from service charges, fees and other income decreased $72,000 to $1.6 million in the nine months ended September 30, 2018 compared to $1.6 million in the nine months ended September 30, 2017. The decrease resulted from lower deposit account analysis charges due to customers changing treasury management practices, and non-recurring other loan income of $119,000 recorded in the nine months ended September 30, 2017.

The following table presents information on loans sold and gains earned for the three and nine months ended September 30, 2018 and 2017.

	For the three months				For the nine months
	ended as of September 30		Increase (Decrease)		ended as of September 30		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Loans sold:
SBA	$23,804	$22,614	$1,190	5.3%	$59,363	$68,927	$(9,564)	-13.9%
Mortgage	15,085	43,415	(28,331)	-65.3%	106,842	81,071	25,770	31.8%
	$38,889	$66,029	$(27,141)	-41.1%	$166,205	$149,998	$16,206	10.8%
Gain on loans sold:
SBA	$817	$1,615	$(798)	-49.4%	$2,534	$4,599	$(2,065)	-44.9%
Mortgage	308	969	(661)	-68.2%	2,491	1,771	720	40.6%
	$1,125	$2,584	$(1,459)	-56.4%	$5,025	$6,370	$(1,345)	-21.1%

Gains on sale of loans is comprised of gains on sale of SFR mortgage loans and gains on sale of SBA loans. Gain on sale of loans totaled $1.1 million in the third quarter of 2018 compared to $2.6 million in the third quarter of 2017.  Gains on sale of loans decreased to $5.0 million in the nine months ended September 30, 2018 compared to $6.4 million in the nine months ended September 30, 2017 due to decreased amount of sales of mortgage loans. We sold fewer loans to our usual group of buyers as they had less capacity this quarter for mortgage purchases.  We believe that the decline in mortgage loan sales is temporary as we expect to sell our normal quarterly volume in the fourth quarter.  In addition, premiums in the SBA market have declined due to increased early pay offs caused by the flat yield curve.

We sold $15.1 million and $23.8 million in SFR mortgage loans and SBA loans, respectively, in the three months ended September 30, 2018, compared to $43.4 million and $22.6 million in SFR mortgage loans and SBA loans, respectively, in the three months ended September 30, 2017.

We sold $106.8 million in SFR mortgage loans in the nine months ended September 30, 2018 compared to $81.1 million in the same period of 2017.  The gain on sale of SFR mortgage loans was $2.5 million in the nine months ended September 30, 2018 compared to $1.8 million in the nine months ended September 30, 2017, accounting for a $720,000 increase.

We sold $59.4 million of SBA loans in the nine months ended September 30, 2018 compared to $68.9 million in the same period of 2017, resulting in a gain on sale of loans of $2.5 million in the nine months ended September 30, 2018 compared to $4.6 million in the same period of 2017, as a result of the lower premiums.

Loan servicing income, net of amortization increased due to the increase in the volume of loans we are servicing.  The increase in the respective servicing portfolios reflects the growth in our originations and sales of SFR mortgage and SBA loans for the three months ended September 30, 2018.

The following table presents information on loans servicing income for the three and nine months ended September 30, 2018 and 2017.

(dollars in thousands)	For the three months ended				For the nine months ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
For the period	2018	2017	$	%	2018	2017	$	%
Loan servicing income, net of amortization	$137	$315	(178)	-57%	$164	$571	$(407)	-71%

Our loan servicing income, net of amortization, decreased by $178,000 to $137,000 for the three months ended September 30, 2018 compared to $315,000 for the three months ended September 30, 2017, Our loan servicing income, net of amortization, decreased by $407,000 to $164,000 for the nine months ended September 30, 2018 compared to $571,000 for the nine months ended September 30, 2017, primarily due to write-downs in the serving assets due to pay-off of serviced SBA loans, offset by the increase in loans being serviced.

	September 30,	December 31,	Increase (Decrease)
(dollars in thousands)	2018	2017	$	%
As of period-end
Single family residential loans serviced	$432,387	$384,437	47,950	12.5%
SBA loans serviced	$186,077	$175,919	10,158	5.8%

We were servicing $432.4 million of SFR mortgage loans for other banks as of September 30, 2018 compared to $384.4 million as of September 30, 2017. We were also servicing $186.1 million of SBA loans as of September 30, 2018 compared to $175.9 million as of September 30, 2017. The increase in the respective servicing portfolios reflects the growth in our originations and sales of SFR and SBA loans in 2018.

Recoveries on loans acquired in business combinations decreased $16,000 to $3,000 in the quarter ended September 30, 2018 compared to $19,000 in the comparable quarter of 2017. Recoveries on loans acquired in business combinations decreased $62,000 to $14,000 in the nine months ended September 30, 2018 compared to $76,000 in the nine months ended September 30, 2017. These decreases are primarily due to our having completed collections from prior acquisitions.

Cash surrender value decreased $19,000 to $200,000 in the quarter ended September 30, 2018 compared to $219,000 in the third quarter in 2017 primarily due to lower interest rates on bank owned life insurance, or BOLI policies, following the purchase of an additional $10.0 million in BOLI policies in January 2017.

In the third quarter of 2017, one OREO property was sold for a gain of $142,000.  No OREO properties have been sold in the nine months of 2018.

Noninterest expense increased $1.5 million, or 20.2%, to $8.7 million in the third quarter of 2018 compared to $7.2 million in the third quarter of 2017.  Noninterest expense increased $4.4 million or 21.2%, to $25.1 million for the nine months ended September 30, 2018 compared to $20.7 million in the same period of 2017.  The following table sets forth major components of our noninterest expense for the third quarter of 2018 compared to the third quarter of 2017 and for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017:

	For the three months				For the nine months		Increase
	ended as of September 30,		Increase (Decrease)		ended as of September 30,		(Decrease)
(dollars in thousands)	2018	2017	$	%	2018	2017	$	%
Noninterest expense:
Salaries and employee benefits	$4,916	$4,178	$738	17.7%	$14,575	$12,604	$1,971	15.6%
Occupancy and equipment expenses	1,014	705	309	43.8	2,640	2,176	464	21.3
Data processing	511	458	53	11.6	1,471	1,264	207	16.4
Legal and professional	378	318	60	18.8	1,058	227	831	365.3
Office expenses	198	153	45	29.4	561	484	77	15.9
Marketing and business promotion	320	250	70	27.9	785	575	210	36.4
Insurance and regulatory assessments	223	201	22	11.0	645	611	34	5.6
Amortization of intangibles	76	87	(11)	-12.61	235	268	(33)	-12.4
Other expenses	1,018	850	168	19.77	3,164	2,529	635	25.1
Total noninterest expense	$8,654	$7,200	$1,454	20.2	$25,134	$20,738	$4,395	21.2

Salaries and employee benefits expense increased $738,000, or 17.7%, to $4.9 million for the third quarter of 2018 compared to $4.2 million for the third quarter of 2017. Salaries and employee benefits expense increased $2.0 million, or 15.6%, to $14.6 million in the nine months ended September 30, 2018 compared to $12.6 million in the same period of 2017. The increase in salaries and employee benefits is attributable to additional staff for expansion, as well as normal salary increases.  The number of full-time equivalent employees was 245 at September 30, 2018 compared to 195 at September 30, 2017.

Occupancy and equipment expense increased $309,000, or 43.7%, to $1.0 million for the third quarter of 2018 compared to $705,000 for the third quarter of 2017.  This expense increased $464,000, or 21.3%, to $2.6 million in the nine months ended September 30, 2018 compared to $2.2 million in the nine months ended September 30, 2017. These increases were due to rent at our new Irvine branch location and temporary rental space pending the completion of our new headquarters office.

Data processing expense increased $53,000, or 11.7%, to $511,000 for the third quarter of 2018, compared to $458,000 for the third quarter of 2017.   This expense increased $207,000, or 16.4%, to $1.5 million in the nine months ended September 30, 2018 compared to $1.3 million for the nine months ended September 30, 2017. These increases resulted primarily from the financial management system conversion, and increased processing volumes.  We anticipate increased data processing conversion expense for the short-term as we integrate FAIC.

Legal and professional expense increased $831,000 to $1.1 million in the nine months ended September 30, 2018 compared to $227,000 for the nine months ended September 30, 2017. This increase was primarily due to additional legal, external audit and SOX audit fees in 2018 for being a public company, and the reversal of a legal and professional expense reserve in the nine months ended September 30, 2017.

Office expenses are comprised of communications, postage, armored car, and office supplies and totaled $198,000 for the three months ended September 30, 2018 compared to $153,000 for the three months ended September 30, 2017.  These expenses totaled $561,000 in nine months ended September 30, 2018 compared to $484,000 for the nine months ended September 30, 2017. This increase primarily resulted from normal business growth.

Marketing and business promotion expense increased $70,000, or 27.9%, to $320,000 in the third quarter of 2018, compared to $250,000 for the third quarter of 2017. These expenses increased $210,000, or 36.5%, to $785,000 in the nine months ended September 30, 2018 compared to $575,000 for the nine months ended September 30, 2017. These increases were due to increased CRA and other donations, advertising and business development.  We anticipate growth in these expenses as we expand and integrate our market in New York and Irvine (Orange County) in 2019.

Other expenses increased $168,000, or 19.9%, to $1.0 million for the third quarter of 2018, compared to $850,000 in the third quarter of 2017. The increase in other expenses is attributable to merger expenses of $384,000 and the provision for unfunded commitments of $66,000.  Other noninterest expense totaled $3.2 million in the nine months ended September 30, 2018 compared to $2.5 million for the same period of 2017. The increase in other expenses is attributable to merger expenses of $571,000 and provision for unfunded commitments of $267,000.

Income Tax Expense

Income tax expense was $2.0 million in the third quarter of 2018 compared to $4.0 million in the third quarter of 2017.  Income tax expense was $5.9 million in the nine months ended September 30, 2018 compared to $13.8 million in the same period of 2017.  This decrease in income tax expense was consistent with the reduction in the corporate income tax rate following passage of the Tax Cuts and Jobs Act of 2017.   The impact of $991,000 and $3.5 million in tax deductions for stock option exercises, for the third quarter and nine months of 2018, respectively, and a corresponding decrease in pre-tax income. Effective tax rates were 19.7% and 37.8% in the third quarter of 2018 and the third quarter of 2017, respectively; and 18.2% and 40.1% for the nine months of 2018 and 2017, respectively.

Net Income

Net income amounted to $8.3 million for the third quarter 2018, a $1.7 million or 26.0% increase from the third quarter of 2017, primarily due to the growth in earning assets and net interest income, which was partially offset by increased loan loss provision, reduced gain on loan sales and increased noninterest expenses.

Net income increased $6.0 million to $26.6 million in the nine months ended September 30, 2018, compared to $20.6 million in the same period of 2017. The increase is primarily due to the growth in earning assets, net interest income, and the decrease in income tax expense which was offset by an increase in the loan loss provision (following a recapture in 2017), and by a reduction in non-interest income and increased non-interest expense.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets were $2.1 billion as of September 30, 2018 and $1.7 billion as of December 31, 2017.  We increased our total loan portfolio by $132.1 million, primarily in commercial and industrial, construction, commercial real estate and single family residential mortgages, with decreases in SBA loans. The decrease in SBA loans is primarily due to the Company selling more SBA loans than were originated.  Our mortgage loans held for sale increased by $253.1 million in the nine months of 2018. The increase in assets was funded by an increase in deposits of $227.7 million and FHLB advances of $185.0 million.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at September 30, 2018 and December 31, 2017. The book value for securities classified as available for sale is reflected at fair market value and the book value for securities classified as held to maturity is reflected at amortized cost.

	September 30, 2018		December 31, 2017
	Fair	% of	Fair	% of
(dollars in thousands)	Value	Total	Value	Total
Securities, available for sale, at fair value
U.S. government agency securities	$1,767	1.8%	$7,816	10.4%
SBA agency securities	5,227	5.4
Mortgage-backed securities	22,980	23.7	39,215	52.3
Collateralized mortgage obligations	12,108	12.5
Corporate debt securities (1)	44,984	46.4	17,926	23.9
Total securities, available for sale, at fair value	$87,066	89.7	$64,957	86.6

	September 30, 2018		December 31, 2017
	Amortized	% of	Amortized	% of
(dollars in thousands)	Cost	Total	Cost	Total
Securities, held to maturity, at amortized cost
Taxable municipal securities	$4,292	4.4	$4,295	5.8
Tax-exempt municipal securities	5,682	5.9	5,714	7.6
Total securities, held to maturity, at amortized cost	9,974	10.3	10,009	13.4
Total securities	$97,040	100.0%	$74,966	100.0%

(1)	Comprised of corporate note securities and financial institution subordinated debentures.

The tables below set forth investment securities AFS and HTM for the periods presented.

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,875	$—	$(108)	$1,767
SBA agency securities	5,498	—	(271)	5,227
Mortgage-backed securities	23,884	1	(905)	22,980
Collateralized mortgage obligations	12,806	—	(698)	12,108
Corporate debt securities	45,155	44	(215)	44,984
Total	$89,218	$45	$(2,197)	$87,066

Held to maturity
Municipal taxable securities	$4,292	$120	$—	$4,412
Municipal securities	5,682	1	(229)	5,454
Total	$9,974	$121	$(229)	$9,866

December 31, 2017
Available for sale	$7,968	$—	$(152)	$7,816
Government agency securities
Mortgage-backed securities	39,806	17	(608)	39,215
Corporate debt securities	17,813	161	(48)	17,926
Total	$65,587	$178	$(808)	$64,957

Held to maturity
Municipal taxable securities	$4,295	$228	$—	$4,523
Municipal securities	5,714	32	(19)	5,727
Total	$10,009	$260	$(19)	$10,250

The weighted-average taxable equivalent book yield on the total investment portfolio at September 30, 2018 was 2.79% with a weighted-average life of 4.88 years. This compares to a weighted-average yield of 2.70 % with a weighted-average life of 6.6 years at December 31, 2017. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows the Company’s investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the Notes to the 2017 consolidated financial statements included in our 2017 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months			Twelve Months or More			Total
	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
(dollars in thousands)	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
September 30, 2018
Government agency securities	$—	$—	—	$(108)	$1,767	2	$(108)	$1,767	2
Mortgage-backed securities	(191)	6,568	4	(985)	21,323	23	(1,176)	27,891	27
Collateralized mortgage obligations	(382)	6,697	3	(316)	5,411	5	(698)	12,108	8
Corporate debt securities	(73)	6,116	6	(142)	5,895	3	(215)	12,011	9
Total available for sale	$(646)	$19,381	13	$(1,551)	$34,396	33	$(2,197)	$53,777	46

Municipal securities	$(229)	$4,582	10	$—	$—	—	$(229)	$4,582	10
Total held to maturity	$(229)	$4,582	10	$—	$—	—	$(229)	$4,582	10

December 31, 2017
Government agency securities	$(32)	$4,039	2	$(120)	$3,777	4	$(152)	$7,816	6
Mortgage-backed securities	(359)	23,609	17	(249)	11,887	13	(608)	35,496	30
Corporate debt securities	(15)	5,035	2	(33)	1,972	2	(48)	7,007	4
Total available for sale	$(406)	$32,683	21	$(402)	$17,636	19	$(808)	$50,319	40

Municipal securities	$(19)	$2,232	4	$—	$—	—	$(19)	$2,232	4
Total held to maturity	$(19)	$2,232	4	$—	$—	—	$(19)	$2,232	4

The Company did not record any charges for other-than-temporary impairment losses for the nine months ended September 30, 2018 and 2017.

Loans

At September 30, 2018, total loans, net of allowance for loan losses, totaled $1.4 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at September 30, 2018 and December 31, 2017:

	As of September 30, 2018		As of December 31, 2017
(dollars in thousands)	Amount	%	Amount	%
Loans:
Commercial and industrial	$299,817	21.7	$280,766	22.5
SBA	87,406	6.3	131,421	10.5
Construction and land development	110,710	8.0	91,908	7.4
Commercial real estate (1)	524,174	38.0	496,039	39.7
Single-family residential mortgages	359,111	26.0	248,940	19.9
Total loans,(2)	$1,381,218	100.0	$1,249,074	100.0
Allowance for loan losses	(16,178)		(13,773)
Total loans, net	$1,365,040		$1,235,301

(1)	Includes non-farm & non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.
(2)	Net of discounts and deferred fees and costs.

Net loans increased $132.1 million, or 10.6%, to $1.4 billion at September 30, 2018 as compared to December 31, 2017. The increase in net loans primarily resulted from organic growth in SFR mortgage, commercial real estate and commercial and industrial loans, which was partially offset by the sale of SBA loans.

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

Commercial and industrial loans increased $19.0 million, or 6.8%, to $299.8 million as of September 30, 2018 compared to $280.8 million at December 31, 2017. This increase resulted primarily from an increase in shared national credits of $7.5 million and mortgage warehouse lines of $6.0 million.  Mortgage warehouse lines increased due to increased volume from our correspondents.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR mortgage loans originated for a business purpose. The interest rate for the majority of these loans are prime-based and have a maturity of five years or less except for the SFR mortgage loans originated for a business purpose which may have a maturity of one year. At September 30, 2018, approximately 7.8% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value (LTV) is 75% for commercial real estate loans. The total commercial real estate portfolio increased $28.1 million, or 5.7%, to $524.2 million at September 30, 2018 and $496.0 million as of December 31, 2017, of which $154.7 million and $204.6 million, respectively, are secured by owner occupied properties. The multi-family residential loan portfolio totaled $147.4 million as of September 30, 2018 and $102.7 million as of December 31, 2017. The SFR mortgage loan portfolio originated for a business purpose totaled $33.2 million as of September 30, 2018 and $38.5 million as of December 31, 2017.

Construction and land development loans. Construction and land development loans increased $18.8 million or 20.5%, to $110.7 million at September 30, 2018 as compared to $91.9 million at December 31, 2017, as originations exceeded loan repayments.

The following table shows the categories of our construction and land development portfolio as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018		As of December 31, 2017
(dollars in thousands)	Amount	%	Amount	%
Residential construction	$63,704	57.5	$51,394	55.9
Commercial construction	40,151	36.3	31,758	34.6
Land development	6,855	6.2	8,756	9.5
Total construction and land development loans	$110,710	100.0	$91,908	100.0

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

We originate SBA loans through our branch staff, loan officers and through SBA brokers. For the third quarter of 2018, $9.9 million or 24.9% of SBA loan originations were produced by branch staff and loan officers. The remaining $10.1 million was referred to us through SBA brokers.

As of September 30, 2018 our SBA portfolio totaled $87.4 million of which $18.4 million is guaranteed by the SBA and $69.0 million is unguaranteed.  Of the unguaranteed portfolio, $62.1 million is secured by real estate and $6.9 million is unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral. As of September 30, 2018, $33.0 million or 47.9% is secured by hotel/motels; $11.7 million or 16.9% by gas stations; and $24.3 million or 35.2% in other real estate types. We further analyze the unguaranteed portfolio by location. As of September 30, 2018, $29.5 million or 42.8% is located in California; $2.9 million or 4.2% is located in Nevada; $9.3 million or 13.4% is located in Texas; $10.4 million or 15.1% is located in Washington; and $16.9 million or 24.5% is located in other states.

SBA loans decreased $44.0 million, or 33.5%, to $87.4 million at September 30, 2018 compared to $131.4 million at December 31, 2017. This decrease was primarily due to loan sales of $59.4 million, offset by $39.7 million in originations in the nine months of 2018.

Single-family residential real estate loans. We originate mainly non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel. The loan product is a seven-year hybrid adjustable mortgage with a current initial rate of 4.75%, which re-prices after seven years to the one-year LIBOR plus 3.00%. As of September 30, 2018, the average loan-to-value of the portfolio was 56.10%, the average FICO score was 752 and the average duration of the portfolio was 4.5 years. We also offer qualified SFR mortgage loans as a correspondent to a national financial institution.

We originate these non-qualified SFR mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationship with us. During the third quarter of 2018, we originated $49.6 million of such loans through our retail channel and $134.9 million through our correspondent channel. We sell many of these non-qualified SFR mortgage loans to other Asian-American banks.

SFR mortgage real estate loans (which include $1.9 million of home equity loans) increased $110.2 million, or 44.3%, to $359.1 million as of September 30, 2018 as compared to $248.9 million as of December 31, 2017. In addition, loans held for sale increased $253.1 million or 201.2% to $378.9 million as of September 30, 2018 compared to $125.8 million December 31, 2017. The increase in loans held for sale is mainly due to our increase in production and a decrease in selling SFR mortgage loans in the third quarter of 2018 compared to the same period in 2017, and for the first nine months of 2018 compared to the same period in 2017.

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

None of the loans we acquired after 2011 had evidence of deterioration of credit quality since origination, for which it was probable at acquisition, that the Company would be unable to collect all contractually required payments receivable. Loans acquired that had evidence of deterioration of credit quality since origination are referred to as PCI (purchase credit impaired) loans.

From prior acquisitions, we acquired PCI loans with $16.7 million in contractual amounts due and a fair value of $9.7 million.  The last PCI loan was paid off on September 18, 2018.  At December 31, 2017, the outstanding balance and carrying amount of the PCI loan was $322,000 and $315,000, respectively.

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by category:

	As of September 30, 2018		As of December 31, 2017
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Loans:
Commercial and industrial	$3,053	1.02	$3,014	1.07
SBA	1,000	1.14	1,030	0.78
Construction and land development	1,461	1.32	1,214	1.32
Commercial real estate (2)	6,061	1.16	4,925	0.99
Single-family residential mortgages	4,603	1.28	3,170	1.27
Unallocated	—	—	420	—
Allowance for loan losses	$16,178	1.17	$13,773	1.10

(1)	Represents the percentage of the allowance to total loans in the respective category.
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $1.5 million at September 30, 2018.  Including the non-accretable credit discount as a percentage of the allowance and credit discounts to loans was 1.2%.

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

For commercial and industrial, SBA, commercial real estate, construction and land development and SFR mortgage loans held for investment, a specific allowance may be assigned to individual loans based on an impairment analysis. Loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment is based on an analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the estimated market value or the fair value of the underlying collateral. Interest income on impaired loans is accrued as earned, unless the loan is placed on nonaccrual status.

Credit-discount on loans purchased through acquisition. Purchased loans are recorded at market value in two categories, credit discount, and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of September 30, 2018 and December 31, 2017. We have recorded additional reserves of $1.0 million due to the credit discounts on acquired loans being less than the analysis for loan losses on those acquisitions as of September 30, 2018.

	As of September 30,	As of December 31,
(dollars in thousands)	2018	2017
Commercial and industrial	$58	$139
SBA	59	67
Commercial real estate	540	1,416
Single-family residential mortgages	60	67
Total credit discount on purchased loans	$717	$1,689
Total remaining balance of purchased loans through acquisition	$130,940	$226,253
Credit-discount to remaining balance of purchased loans	0.55%	0.75%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs (recoveries) to average loans were 0.05% and (0.03)% for the three months ended September 30, 2018 and 2017, respectively, and 0.02% and (0.09)% for the nine months ended September 30, 2018 and 2017, respectively.

The allowance for loan losses was $16.2 million at September 30, 2018 compared to $13.8 million at December 31, 2017. The $2.4 million increase was due to additions to the loan loss provision based on loan growth and a $174,000 SBA loan charge-off.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the three months and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Balance, beginning of period	$14,657	$10,627	$13,773	$14,162
Charge-offs:
SBA	174	—	174	—
Recoveries:
SBA	—	93	—	746
Net charge-offs (Recoveries)	174	(93)	174	(746)
Provision for loan losses (Recoveries)	1,695	700	2,579	(3,488)
Balance, end of period	$16,178	$11,420	$16,178	$11,420
Total loans at end of period (1)	$1,381,218	$1,196,522	$1,381,218	$1,196,522
Average loans (2)	$1,327,519	$1,144,412	$1,275,005	$1,141,953
Net charge-offs (Recoveries) to average loans	0.05%	-0.03%	0.02%	-0.09%
Allowance for loan losses to total loans	1.17%	0.95%	1.17%	0.95%
Credit-discount on loans purchased through acquisition	$(170)	$(470)	$717	$3,142
Allowance for loan losses plus credit-discount to total loans	1.16%	0.92%	1.22%	1.22%

(1)	Total loans are net of discounts and deferred fees and cost.
(2)	Excludes loans held for sale.

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

In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring (“TDR”). These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A restructured loan is considered impaired despite its accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is carried at the balance of the loan at the time of foreclosure or at estimated fair value less estimated costs to sell, whichever is less.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest (of which there were none during the periods presented), and loans modified under troubled debt restructurings. Nonperforming loans exclude PCI loans. The balances of nonperforming loans reflect the net investment in these assets.

	As of September 30,	As of December 31,
(dollars in thousands)	2018	2017
Troubled debt restructured loans:
SBA	$1,019	$—
Construction and land development	279	289
Commercial real estate	3,040	2,131
Total troubled debt restructured loans	4,338	2,420
Non-accrual loans:
SBA	1,541	155
Single-family residential mortgages	761	—
Total non-accrual loans	2,302	155
Total non-performing loans	6,640	2,575
Other real estate owned	293	293
Nonperforming assets	$6,933	$2,868
Nonperforming loans to total loans	0.48%	0.21%
Nonperforming assets to total assets	0.32%	0.17%

The increase of $4.1 million in nonperforming loans at September 30, 2018 was primarily due to the addition of $2.4 million in SBA loans, $899,000 in commercial real estate loans and $761,000 in SFR mortgage loan during the third quarter of 2018.

Our 30-89 day delinquent loans decreased to $1.4 million as of September 30, 2018 from $3.6 million as of December 31, 2017.

We did not recognize any interest income on nonaccrual loans during the periods ended September 30, 2018 and December 31, 2017 while the loans were in nonaccrual status. We recognized interest income on loans modified under troubled debt restructurings of $326,000 and $348,000 during the nine months ended September 30, 2018 and September 30, 2017, respectively.

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

Cash and Cash Equivalents. Cash and cash equivalents increased $21.5 million, or 14.3%, to $171.6 million as of September 30, 2018 as compared to $150.0 million at December 31, 2017. This increase was primarily due to $416.5 million of cash from financing activities less $251.0 million used for investing activities and $144.0 million used for operating activities.

Goodwill and Other Intangible Assets. Goodwill was $29.9 million at September 30, 2018 and December 31, 2017, respectively. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consist of core deposit intangibles, were $1.2 million and $1.4 million at September 30, 2018 and December 31, 2017, respectively. These assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of three to 10 years.

Liabilities. Total liabilities increased $416.0 million to $1.8 billion at September 30, 2018 from $1.4 billion at December 31, 2017, primarily due to $227.7 million in deposit growth and $185.0 million in additional FHLB advances.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis.  We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of September 30, 2018, the Bank considers $1.4 billion or 86.4% of our deposits as core relationships.

As of September 30, 2018, our top ten deposit relationships totaled $386.0 million, of which five are related to directors and shareholders of the Company for a total of $386.0 million or 23.8% of our top ten deposit relationships. As of September 30, 2018, our directors and shareholders with deposits over $250,000 totaled $85.5 million or 6.7% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates for the three months ended September 30, 2018 and year ended December 31, 2017:

	For the three months ended		For the year ended
	September 30, 2018		December 31, 2017
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$276,795	—	$221,425	—
Interest-bearing:
NOW	23,022	0.26	19,618	0.23
Savings	29,713	0.40	34,939	0.46
Money market	367,877	1.19	295,932	0.73
Time, less than $250,000	228,886	1.61	312,975	1.16
Time, $250,000 and over	471,440	1.76	369,482	1.16
Total interest-bearing	1,120,938		1,032,946
Total deposits	$1,397,733		$1,254,371

The following table sets forth the maturity of time deposits of $250,000 or more and wholesale deposits as of September 30, 2018:

(dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits, $250,000 and over	$134,889	$144,102	$251,015	$18,620	$548,626
Wholesale deposits (1)	250	—	738	245	1,233
Total	$135,139	$144,102	$251,753	$18,865	$549,859

(1)	Wholesale deposits are defined as time deposits originated through via internet rate line and/or through other deposit originators.

We acquire time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits as of September 30, 2018 was $1.2 million. The balances of such deposits as of December 31, 2017 were $29.5 million.  The Bank had $107.9 million in brokered deposits at September 30, 2018 and did not have any brokered deposits as of December 31, 2017.  The brokered deposits were acquired for liquidity needs.

Total deposits increased $227.7 million to $1.6 billion at September 30, 2018 as compared to $1.3 billion at December 31, 2017, as we grew in all deposits categories.  As of September 30, 2018, total deposits were comprised of 18.4% noninterest-bearing demand accounts, 29.6% interest-bearing accounts and 52.1% of time deposits.

Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as federal funds purchased and FHLB advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets.  We had $210.0 million and $25.0 million in FHLB advances at September 30, 2018 and December 31, 2017, respectively. The increase in advances were for liquidity needs.  The weighted average interest rate on our short-term borrowings was 1.78% and 0.77% for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.  The following table sets forth information on our short-term FHLB advances during the periods presented:

	As of and for the three months ended		As of and for the nine months ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
Outstanding at period-end	$210,000	$—	$210,000	$—
Average amount outstanding	156,739	—	74,412	5,128
Maximum amount outstanding at any month-end	210,000	—	210,000	10,000
Weighted average interest rate:
During period	2.01%	—	1.78%	0.77%
End of period	2.33%	—	2.33%	—

Long-Term Debt. Long-term debt consists of subordinated notes.  As of September 30, 2018, the amount outstanding was $49.6 million and $49.5 million was outstanding at December 31, 2017.  The subordinated notes have a maturity date of April 1, 2026 at a fixed rate of 6.5% for the first five years and a floating rate based on the three-month London Interbank Offered Rate (LIBOR) plus 516 basis points thereafter. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt.

Subordinated Debentures. We acquired $5.2 million of subordinated debentures in one of our prior acquisitions and recorded it at fair value of $3.3 million. The fair value adjustment is being accreted over the remaining life of the securities.  We had $3.5 million and $3.4 million of subordinated debentures as of September 30, 2018 and December 31, 2017, respectively. These debentures mature on March 15, 2037 and have a variable rate of interest equal to the three-month LIBOR plus 1.65%.

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

Shareholders’ equity increased $29.8 million, or 11.2%, to $295.0 million during the nine months of 2018 as $26.6 million of net income and $8.5 million from the exercise of stock options and stock-based compensation was partially offset by $4.2 million of common dividends declared and an $1.1 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income primarily resulted from decreases in unrealized gains on available for sale securities.

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

As of September 30, 2018 and December 31, 2017, we had $49.0 million of unsecured federal funds lines, respectively, with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window were $16.5 million at September 30, 2018 and December 31, 2017. Federal Reserve Discount Window lines were collateralized by a pool of commercial real estate loans totaling $28.6 million and $25.8 million as of September 30, 2018 and December 31, 2017, respectively. We did not have any borrowings outstanding with the Federal Reserve at September 30, 2018 and December 31, 2017, and our borrowing capacity is limited only by eligible collateral.

At September 30, 2018, we had $210.0 million in FHLB advances outstanding, and $25.0 million at December 31, 2017.  Based on the values of loans pledged as collateral, we had $482.9 million and $387.3 million of additional borrowing capacity with the FHLB as of September 30, 2018 and December 31, 2017, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

RBB is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity.  RBB’s main source of funding is dividends declared and paid to RBB by the Bank and RAM. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to RBB. Management believes that these limitations will not impact our ability to meet the Company’s ongoing short-term cash obligations.

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

In the wake of the global financial crisis of 2008-2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act and banking regulations promulgated by the U.S. federal banking regulators to implement Basel III have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions, which generally became applicable to RBB and the Bank on January 1, 2015, impose meaningfully more stringent regulatory capital requirements than those applicable to RBB and the Bank prior to that date. In addition, the Basel III regulations will implement a concept known as the “capital conservation buffer.” In general, banks and bank holding companies will be required to hold a buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer will be required by January 1, 2019.

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of September 30, 2018 and December 31, 2017. We and the Bank exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at September 30, 2018	Ratio at December 31, 2017	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	14.28%	14.35%	4.00%	4.00%	N/A
Bank	13.94%	14.50%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	17.58%	17.54%	4.50%	7.00%	N/A
Bank	17.40%	17.42%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	17.82%	17.80%	6.00%	8.50%	N/A
Bank	17.40%	17.42%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	22.21%	22.55%	8.00%	10.50%	N/A
Bank	18.51%	18.47%	8.00%	10.50%	10.00%

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

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at September 30, 2018:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$750,011	$—	$—	$—	$750,011
Time deposits	788,533	26,420	—	—	814,953
FHLB advances and other borrowings	210,000	—	—	—	210,000
Long-term debt	—	—	—	50,000	50,000
Subordinated debentures	—	—	—	5,155	5,155
Leases	2,152	3,533	2,688	4,507	12,880
Total contractual obligations	$1,750,696	$29,953	$2,688	$59,662	$1,842,999

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

(dollars in thousands)	September 30, 2018	December 31, 2017
Tangible common equity:
Total shareholders' equity	$294,999	$265,176
Adjustments
Goodwill	(29,940)	(29,940)
Core deposit intangible	(1,203)	(1,438)
Tangible common equity	$263,856	$233,798
Tangible assets:
Total assets-GAAP	$2,136,839	$1,691,059
Adjustments
Goodwill	(29,940)	(29,940)
Core deposit intangible	(1,203)	(1,438)
Tangible assets:	$2,105,696	$1,659,681
Common shares outstanding	16,795,903	15,908,893
Tangible common equity to tangible assets ratio	12.53%	14.09%
Tangible book value per share	$15.71	$14.70

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

	As of and for the three months ended		As of and for the nine months ended
	September 30		September 30,
(dollars in thousands)	2018	2017	2018	2017
Net income available to common shareholders	$8,333	$6,611	$26,613	$20,640
Average shareholder's equity	291,392	237,480	281,353	203,054
Adjustments:
Goodwill	(29,940)	(29,940)	(29,940)	(29,940)
Core deposit intangible	(1,250)	(1,577)	(1,317)	(1,665)
Adjusted average tangible common equity	$260,202	$205,963	$250,096	$171,449
Return on average tangible common equity	12.71%	12.73%	14.23%	16.10%

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

	As of	As of
(dollars in thousands)	September 30, 2018	December 31, 2017
Adjusted core deposit to total deposit ratio and net non-core funding dependency ratio:
Core deposits (1)	$1,020,871	$990,824
Adjustments to core deposits
CD > $250,000 considered core deposits (2)	385,801	180,751
Less internet deposits < $250,000 considered non-core (3)	(1,233)	(29,467)
Less other deposits not considered core (4)	(61,375)	(136,943)
Adjusted core deposits	1,344,064	1,005,165
Total deposits	1,564,964	1,337,281
Adjusted core deposits to total deposits ratio	85.88%	75.16%

(1)	Core deposits comprise all demand and savings deposits of any amount plus time deposits less than $250,000, excluding brokered certificates of deposits.
(2)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.
(3)	Comprised of internet and outside deposit originator time deposits less than $250,000, which are not considered to be core deposits.
(4)

Comprised of demand and savings deposits in relationships over $250,000, which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.

Net Non-Core Funding Dependency Ratio. Management measures net non-core funding dependency ratio by using the data provided under “Core Deposits to Total Deposits Ratio” above to make adjustments to the traditional definition of net non-core funding dependency ratio. The traditional net non-core funding dependency ratio measures non-core funding sources less short-term assets divided by total earning assets. The ratio indicates the dependency of the Company on non-core funding. As of September 30, 2018, short-term borrowings consist of FHLB open advances that reprice daily without a fixed maturity date.  The following table reconciles the adjusted net non-core dependency ratio.

	As of	As of
(dollars in thousands)	September 30, 2018	December 31, 2017
Non-core deposits (1)	$548,626	$346,457
Adjustment to Non-core deposits:
CD > $250,000 considered core deposits (2)	(385,801)	(180,751)
Internet deposits considered non-core (3)	1,233	29,467
Other deposits not considered core (4)	61,375	136,943
Adjusted non-core deposits	225,433	332,116
Short term borrowings outstanding	210,000	25,000
Adjusted non-core liabilities (A)	435,433	357,116
Short term assets (5)	73,388	150,648
Adjustment to short term assets:
Purchased receivables with maturities less than 90-days	—	10,354
Adjusted short term assets (B)	73,388	161,002
Net non-core funding (A-B)	$362,045	$196,114
Total earning assets	$2,029,354	$1,600,534
Adjusted net non-core funding dependency ratio	17.84%	12.25%

(1)	Non-core deposits are time deposits greater than $250,000, including brokered certificates of deposits.
(2)	Time deposits to core customers over $250,000.
(3)	Internet and outside deposit originator time deposits less than $250,000.
(4)

Comprised of demand and savings deposits in relationships over $250,000, which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.

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

Our asset liability committee, or ALCO, establishes broad policy limits with respect to interest rate risk. ALCO establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO meets monthly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2018:
Dollar change	$2,723	$843	$3,362	$6,234
Percent change	3.89%	1.20%	4.80%	8.90%
December 31, 2017:
Dollar change	(1,892)	(1,664)	4,805	9,659
Percent change	-2.96%	-2.60%	7.52%	15.11%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

We are within board policy limits for the +/-100 and +/-200 basis point scenarios. The NII at Risk reported at September 30, 2018, projects that our earnings are expected to be materially sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets increased resulting in a position shift from slightly asset sensitive to interest rate neutral.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2018:
Dollar change	$(74,248)	$(36,825)	$3,199	$(260)
Percent change	-20.95%	-10.39%	0.90%	-0.07%
December 31, 2017:
Dollar change	(67,415)	(30,319)	12,966	22,307
Percent change	21.02%	-9.45%	4.04%	6.96%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate +/-100 and  +/-200 basis point parallel shifts in market interest rates.

We are within board policy limits for the +/-100 and +200 basis point scenarios. The EVE reported at September 30, 2018 projects that as interest rates increase immediately, the economic value of equity position will be expected to increase. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

Price Risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and subject to fair value accounting. We have price risk from our available for sale SFR mortgage loans and our fixed-rate available for sale securities.

Basis Risk represents the risk of loss arising from asset and liability pricing movements not changing in the same direction. We have basis risk in our SFR mortgage loan portfolio and our securities portfolio.

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

There have been no material changes to the risk factors as previously disclosed in Item 1A to Part I of our consolidated audited financial statements included in our 2017 Annual Report, as supplemented by the disclosure included in Item 1A of our Form 10-Q for the quarter ended June 30, 2018, as filed with the SEC on May 15, 2018. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2 for “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No	Description of Exhibits

2.1	Agreement and Plan of Merger, dated as of April 23, 2018, by and between First American International Corp. and RBB Bancorp (1)

3.1	Articles of Incorporation of RBB Bancorp (2)

3.2 3.3	Bylaws of RBB Bancorp (3) Amendment to Bylaws of RBB Bancorp

4.1	Specimen Common Stock Certificate of RBB Bancorp (4)

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

99.1

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

RBB BANCORP
(Registrant)

Date: November 13, 2018	/s/ David Morris
David Morris Duly Authorized Officer, Executive Vice President and Chief Financial Officer