Form 10-K
period 2018-12-31
RBB Bancorp
filed 2019-03-27
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38149

RBB BANCORP

(Exact name of Registrant as specified in its Charter)

California	27-2776416
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1055 Wilshire Blvd., 12th floor Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 627-9888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	NASDAQ Global Select Market

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically  every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was  $391,057,685.

The number of shares of Registrant’s Common Stock outstanding as of March 18, 2019, was 20,073,991.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 8, 2019, are incorporated by reference into Part III of this Report.

i

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, the term “Bancorp” refers to RBB Bancorp and the term “Bank” refers to Royal Business Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall,” “should,” “will,” “predicts,” “potential,” “continue,” “possible,” “optimistic,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

•	U.S. and international business and economic conditions;
•	possible additional provisions for loan losses and charge-offs;
•	credit risks of lending activities and deterioration in asset or credit quality;
•	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
•	increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
•	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
•	potential goodwill impairment;
•	liquidity risk;
•	fluctuations in interest rates;
•	risks associated with acquisitions and the expansion of our business into new markets;
•	inflation and deflation;
•	real estate market conditions and the value of real estate collateral;
•	environmental liabilities;
•	our ability to compete with larger competitors;
•	our ability to retain key personnel;
•	successful management of reputational risk;
•	natural disasters and geopolitical events;
•	general economic or business conditions in Asia, and other regions where the Bank has operations;
•	failures, interruptions, or security breaches of our information systems;

•	our ability to adapt our systems to the expanding use of technology in banking;
•	risk management processes and strategies;
•	adverse results in legal proceedings;
•	the impact of regulatory enforcement actions, if any;
•	certain provisions in our charter and bylaws that may affect acquisition of the Company;
•	changes in accounting standards or tax laws and regulations;
•	market disruption and volatility;
•	fluctuations in the Bancorp’s stock price;
•	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
•	issuances of preferred stock;
•

changing capital level requirements, including from the implementation of the Basel III capital standards, and successfully raising additional capital, if needed, and the resulting dilution of interests of holders of our common stock; and

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

PART I

Item 1. Business.

Company Overview

The Bank began operations in 2008 as a California state-chartered commercial bank. The Bank was organized by a group of very experienced bankers, some of whom began their banking careers in Asia and have worked together at various banks in California in the 1980s and 1990s. After working for many years in positions of increasing responsibility at such banks, these individuals identified an opportunity resulting from the 2007 credit crisis to capitalize on the general dissatisfaction that many customers had with the nature and level of services that were being provided by existing Asian-American and Chinese-American banks. These bankers observed that first generation Chinese immigrants were not well-served by existing banks.

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

Although the Bank serves all ethnicities, our board and management team are comprised of mostly Chinese-Americans. Using the experience and expertise of our officers and employees, we have tailored our loan and deposit products to serve the Chinese-American, Korean-American, and other Asian-American markets. We focus both on existing businesses and individuals already established in our local market area, as well as Asian immigrants who desire to establish their own businesses, purchase a home, or educate their children in the United States. Our size and infrastructure allow us to serve customers that require higher lending limits than normally associated with other smaller, local banking institutions that serve the Asian-American communities in which we operate. Our strategic plan is centered on delivering high-touch, superior customer service, customized solutions, and quick and local decision-making with respect to loan originations and servicing.

The Bank initially offered lending products that included traditional commercial real estate (“CRE”) loans, secured commercial and industrial (“C&I”) loans, and trade finance services for companies doing business in China, Taiwan and other Asian countries. In 2014, we began originating a significant amount of non-conforming single family residential (“SFR)”) mortgage loans, a portion of which we accumulate and sell to other banks. Since 2010, we have also originated Small Business Administration (“SBA”) loans, with the intent to accumulate and periodically sell the 75% guaranteed portion of such loans.

After forming the Bank and retaining a strong executive management team, we established Bancorp, a California corporation, as our holding company in January 2011. We began to review potential acquisition candidates and, in July 2011, we acquired Las Vegas, Nevada-based First American Bank (“FAB”) in an all cash transaction. In September 2011, we acquired Oxnard, California-based Ventura County Business Bank (“VCBB”) in an all cash transaction. After closing both transactions, our total assets and total deposits increased by an aggregate of $94.2 million and $91.6 million, respectively. In order to further improve our capital and liquidity to further enhance our ability to consummate acquisitions, we conducted a private placement offering of our common stock in 2012, raising over $54 million from investors, many of whom were original shareholders of the Bank.

In May 2013, we acquired Los Angeles National Bank (“LANB”) in an all cash transaction, which added $190.7 million in total assets and $162.0 million in total deposits. In February 2016, we acquired TFC Holding Company (“TFC”) and its wholly-owned subsidiary, TomatoBank, which added $469.9 million in total assets and $405.3 million in total deposits. In March 2016, we further supplemented our capital by issuing $50.0 million of subordinated notes, which we refer to as long-term debt in our consolidated financial statements, and in July 2017, we completed an initial public offering of our common stock, raising $86 million in gross proceeds

On October 15, 2018 we acquired First American International Corp. (“FAIC”) and its wholly-owned subsidiary First American International Bank (“FAIB”), located in the New York City metropolitan area.  This transaction involved the issuance by the Company of $34.8 million of cash and 3,011,762 shares of common stock

(which was valued as of the date of the closing of the acquisition at $69.6 million), and which added $850.3 million in total assets, $715.6 million in loans, and $629.7 million in total deposits. In November 2018, we further supplemented our capital by issuing $55.0 million of subordinated notes, which we refer to as long-term debt in our consolidated financial statements.

We intend to continue to pursue growth opportunities, both organically as well as through acquisitions that meet our criteria. We will target acquisitions that we believe will be beneficial to our long-term growth strategy for loans and deposits and immediately accretive to earnings.

We operate as a minority depository institution, which is defined by the Federal Deposit Insurance Corporation (“FDIC”) as a federally insured depository institution where 51% or more of the voting stock is owned by minority individuals. A minority depository institution is eligible to receive from the FDIC and other federal regulatory agencies training, technical assistance and review, and assistance regarding the implementation of proposed new deposit taking and lending programs, as well as with respect to the adoption of applicable policies and procedures governing such programs. We intend to maintain our minority depository institution designation, as it is expected that at least 51% of our issued and outstanding shares pf capital shall remain owned by minority individuals. The minority depository institution designation has been historically beneficial to us, as the FDIC has reviewed and assisted with the implementation of our deposit and lending programs, and we continue to use the program for technical assistance.

In addition, in 2016, we became a community development financial institution (“CDFI”) which is a financial institution that has a primary mission of community development, serves a target market, is a financing entity, provides development services, remains accountable to its community, and is a non-governmental entity. CDFIs are certified by the CDFI Fund at the U.S. Department of the Treasury, (“Treasury”) which provide funds to CDFIs through a variety of programs. The Bank has received grants totaling $648,000 from the CDFI Fund ($233,000 in 2018 and $415,000 in prior years). We have established a CDFI advisory board to assist the Bank in finding organizations that provide services to low-to-moderate income people. In our commitment to this designation, the Bank has a policy that requires all directors and management above the level of vice president to contribute at least 24 hours of community service annually to a qualified organization.

The Bank currently operates 23 branches across two separate regions: the western region with branches in Los Angeles County, California; Orange County, California; Ventura County, California; Clark County, Nevada; and our Eastern region with branches in Manhattan, Brooklyn and Queens New York. We currently have 10 branches in Los Angeles County, located in downtown Los Angeles, San Gabriel, Torrance, Rowland Heights, Monterey Park, Silver Lake, Arcadia, Cerritos, Diamond Bar, and west Los Angeles; we have 1 branch in Orange County, located in Irvine. We have 2 branches in Ventura County, located in Oxnard and Westlake Village, and 1 branch in Las Vegas, Nevada.  We have 3 branches located in Manhattan, New York, 2 branches in Brooklyn, New York, and 4 in Queens, New York.  We refer to the Bank’s branches in New York as either the Eastern region or the New York region and we refer to the Bank’s branches in California and Nevada as either the Western region or the LA region.

As of December 31, 2018, the Company had total consolidated assets of $3.0 billion, total consolidated held for investment loans of $2.1 billion, total consolidated deposits of $2.1 billion and total consolidated shareholders’ equity of $374.6 million.  Our common stock is traded on the NASDAQ Global select Market under the symbol RBB”.

Our Strategic Plan

In connection with the organization of the Bank, we adopted a strategic plan that we update periodically to reflect the Bank’s growth and recent developments. The Bank’s current strategic plan contains the following key elements:

•	Maintain regulatory capital levels well in excess of fully phased-in Basel III requirements;
•	Provide commercial banking services and products primarily to businesses and their owners operating within Chinese-American communities;
•	Maintain a board of directors comprised of local business leaders who work closely with community leaders;

•	Attract and retain an experienced management team with demonstrated industry knowledge and lending expertise;
•	Focus on a target market consisting of businesses that:
o	are located in southern California, the San Francisco Bay area, the New York metropolitan area, or Nevada, with future geographic expansion currently focused on Seattle, Philadelphia and Houston;
o	provide or receive goods or services to or from Asian countries, primarily China (including Hong Kong and Macau) and Taiwan;
o	have annual sales between $5 million and $50 million and between approximately 50 to 500 employees;
o	have loan needs of $1 million to $7 million; and
o	prioritize using bankers with strong market knowledge who are dedicated to serving the local markets in which we operate.
•	Provide four main lending products:
o	CRE lending consisting of commercial real estate loans and construction and development (“C&D”) loans;
o	C&I lending that emphasizes trade finance, operating lines of credit, and working capital loans secured by inventory, accounts receivables, fixed assets and real estate;
o

SFR lending primarily to Asian Americans willing to provide higher down payment amounts and pay higher fees and interest rates in return for reduced documentation requirements. The Bank originates these loans through its correspondent banking relationships, and through its branch network, primarily to be sold. In most cases, the Bank retains the loan servicing rights and obligations; in addition, we offer 15-year and 30-year qualified mortgage loans that are sold directly to the Federal National Mortgage Association (“FNMA”), and

o

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

On October 15, 2018 we opened a branch in Irvine, Orange County, California.  Orange County is considered part of the Los Angeles-Long Beach-Anaheim, California MSA and has similar market characteristics.

We operate one branch in the Las Vegas-Paradise, Nevada MSA. This MSA is located in the southern part of the state of Nevada, and includes the cities of Las Vegas, Henderson, North Las Vegas, and Boulder City. A central part of the MSA is the Las Vegas Valley, a 600 square mile basin that includes the ’MSA’s largest city, Las Vegas. With a 2016 gross domestic product of approximately $118 billion, this MSA contains the largest concentration of people in the state (approximately 2.2 million), and is a significant tourist destination, drawing over 43 million international and domestic visitors in 2016. According to the U.S. Census Bureau, Asian Americans account for 10.1% of the over 2.1 million residents in Clark County as of July 1, 2016.

We operate nine branches in the New York City metropolitan MSA. This MSA is located in the south-eastern part of the state of New York, and includes the boroughs of Manhattan, Queens and Brooklyn. A central part of the MSA is the borough of Manhattan. With a 2016 gross domestic product of approximately $1.7 billion, this MSA contains the largest concentration of people in the state, and is a significant business and tourist destination. According to the U.S. Census Bureau, Asian Americans account for 9% of the over 23.7 million residents in metropolitan New York City as of July 1, 2016.

Our Competition

We view the Chinese-American banking market, including RBB, as comprised of 36 banks divided into three segments: publicly-traded banks (4 banks), locally-owned banks (28 banks), and banks that are subsidiaries of Taiwanese or Chinese banks (4 banks). Fifteen of the locally-owned banks are based in California. We are currently the fifth-largest bank among this group of 36 banks.

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

Our loan portfolio currently consists of four loan types: CRE, C&I, SFR and SBA, with diversified product offerings within each type. The charts below shows our loan portfolio composition as of December 31, 2018, separately by type of collateral support and relevant business line. As described below under “—Our Principal Business”, the type of collateral supporting a loan is not necessarily indicative of the business line from which the loan was generated.

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

We have four principal lending areas:

Commercial and Industrial Loans. We have significant expertise in small to middle market commercial and industrial lending. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our clients due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our clients, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio since December 31, 2010, while maintaining strong asset quality. As of December 31, 2018, we had outstanding commercial and industrial loans of $304.1 million, or 14.2% of our total loan portfolio. We had no non-performing commercial and industrial loans as of December 31, 2018 and 2017.

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

The total commercial real estate portfolio was $758.7 million at December 31, 2018 of which $178.2 million was secured by owner occupied properties. The multi-family residential loan portfolio totaled $218.7 million as of December 31, 2018. The single-family residential loan portfolio originated for a business purpose totaled $35.7 million as of December 31, 2018. Our non-performing commercial real estate loans as of December 31, 2018 were $2.0 million.

Construction and land development loans. Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. As of December 31, 2018, our real estate construction loan portfolio was divided among the foregoing categories as follows: $73.2 million, or 64.6%, residential construction; $34.2 million, or 30.2%, commercial construction; and $5.9 million, or 5.2%, land acquisition and development.

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

We originate SBA loans through our branch staff, loan officers and through SBA brokers. During 2018, $29.3 million or 59.4% of SBA loan originations were produced by branch staff and loan officers. The remaining $20.0 million was referred to us through SBA brokers.

As of December 31, 2018 our SBA portfolio totaled $84.5 million of which $17.1 million is guaranteed by the SBA and $67.4 million is unguaranteed, of which $59.9 million is secured by real estate and $7.5 million is unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral. As of December 31, 2018, $37.3 million or 55.4% is secured by hotel/motels; $17.0 million or 25.3% by gas stations; and $13.0 million or 19.4% in other real estate types. We further analyze the unguaranteed portfolio by location. As of December 31, 2018, $36.5 million or 38.2% is located in California; $6.5 million or 5.2% is located in Nevada; $8.3 million or 13.7% is located in Texas; $13.7 million or 17.0% is located in Washington; and $19.0 million or 25.2% is located in other states.

SFR Loans. We originate mainly non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. Our loan product is a five- and seven-year hybrid adjustable mortgage with a current start rate of 5.50%-5.875% plus 0%-1% in points, which re-prices after five or seven years to the one-year LIBOR plus 3.00%. We also offer qualified mortgage program as a correspondent to major banking financial institutions. As of December 31, 2018, we had $881.2 million of SFR real estate loans, representing 41.1% of our total loan portfolio, excluding available for sale SFR loans.   We had $433,000 in non-performing single-family residential real estate loans as of December 31, 2018.

We originate these non-qualified single-family residential mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationship with us. During 2018, we originated $243.8 million of such loans through our retail channel, $448.6 million through our correspondent channel and $32.8 through our wholesale channel.

We sell many of these non-qualified single-family residential mortgage loans to other Asian-American banks, fund managers and FNMA. While our loan sales to date have been primarily to two banks, we recently increased or loan sales to three banks and we are working to expand our network of entities who will acquire our SFR loan product. Loans held for sale consist primarily of first trust deed mortgages on single-family residential properties located in California. Single-family residential mortgage loans held for sale are generally sold with the servicing rights retained.

In our Eastern region, we originate 15-year and 30-year conforming mortgages which are sold directly to FNMA. From October 16, 2018 through December 31, 2018, we originated $12.5 million of these loans.

Consumer Loans.  During 2018, we started an automobile lending unit to support the Chinese-American immigrant community.  We do not expect material volumes of business in this area as it is an accommodation to our customers.  As of December 31, 2018, such loans amounted to $46,000.

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

As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. After discussions with our regulators on the proper way to measure core deposits, we now track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2018, 91.2% or $2.0 billion of our relationships are considered core relationships.

Many of our management team members, including in many cases branch managers, have worked together for up to 30 years, and our deposits relationships have been cultivated over that time period. Many of our depositors have relationships with executive officers and our board of directors. Our ability to gather deposits, particularly core deposits, is an important aspect of our business franchise and we believe core deposits are a significant driver of franchise value as a cost efficient and stable source of funding to support our growth. As of December 31, 2018, we had $2.1 billion of total deposits, with a total interest-bearing deposit cost of 1.39% for the year 2018.

Other Subsidiaries

TFC Statutory Trust. In connection with our 2016 acquisition of TomatoBank and its holding company, TFC, the Company acquired the TFC Statutory Trust (the “TFC Trust”), a statutory business trust that was established by TFC in 2006 as a wholly-owned subsidiary. The TFC Trust issued trust preferred securities representing undivided preferred beneficial interests in the assets of the TFC Trust. The proceeds of these trust preferred securities were invested in certain securities issued by us, with similar terms to the relevant series of securities issued by the TFC Trust, which we refer to as subordinated debentures. The Company guarantees on a limited basis the payments of distributions on the capital securities of the TFC Trust and payments on redemption of the capital securities of the TFC Trust. The Company is the owner of all the beneficial interests represented by the common securities of the TFC Trust.

FAIC Statutory Trust.  In connection with our 2018 acquisition of FAIB and its holding company, FAIC, the Company acquired the FAIC Statutory Trust, a statutory business trust that was established by FAIC in 2004 under the laws of Delaware as a wholly-owned subsidiary (the “FAIC Trust”). The FAIC Trust issued trust preferred securities representing undivided preferred beneficial interests in the assets of the FAIC Trust. The proceeds of these trust preferred securities were invested in certain securities issued by us, with similar terms to the relevant series of securities issued by the FAIC Trust, which we refer to as subordinated debentures. The Company guarantees on a limited basis the payments of distributions on the capital securities of the FAIC Trust and payments on redemption of the capital securities of the FAIC Trust. The Company is the owner of all the beneficial interests represented by the common securities of the FAIC Trust.

FAIB Capital Corp.  In connection with the 2018 acquisition of FAIC, the Company acquired a real estate investment trust (“REIT”) as a wholly-owned subsidiary of the Bank.  FAIB Capital Corp. is a New York State corporation formed on August 28, 2013.  The purpose of the REIT is to minimize New York State and local taxes.

With the acquisition of FAIC, we acquired four inactive subsidiaries:  FAIC Insurance Services (a New York corporation formed in 2006, and P4G8, LLC, FAIB Reacquisitions I, LLC and FAIB REO Acquisition II, LLC, each of which are New York limited liability companies.  These inactive subsidiaries will be dissolved in 2019.

RBB Asset Management Company. In 2012, as a result of our acquisitions of FAB and VCBB, we established RBB Asset Management Company, or RAM, as a wholly-owned subsidiary of the Company. In March 2013, RAM purchased approximately $6.5 million in loans and $1.7 million in other real estate owned (“OREO”) from the Bank that had been acquired in the FAB and VCBB acquisitions. We may continue to utilize RAM to purchase certain assets from the Bank acquired in acquisitions that we may make in the future.

Employees

As of December 31, 2018, we had approximately 365 employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

Properties

We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. None of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing.

Corporate Information

Our principal executive offices are located at 1055 Wilshire Blvd. Suite 1200, Los Angeles, California 90017, and our telephone number at that address is (213) 627-9888.

Available Information

We invite you to visit our website at www.royalbusinessbankusa.com, to access free of charge the Bancorp's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K. In addition, you can write to us to obtain a free copy of any of those reports at RBB Bancorp, 1055 Wilshire Blvd. Suite 1200, Los Angeles, California 90017, Attn: Investor Relations. These reports are also available through the SEC’s Public Reference Room, located at 100 F Street NE, Washington, DC 20549 and online at the SEC’s website, available at http://www.sec.gov. Investors can obtain information about the operation of the SEC’s Public Reference Room by calling 800-SEC-0330.

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under U.S. federal and state law. As a result, the growth and earnings performance of the Company and its subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the California Department of Business Oversight (DBO), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the FDIC, and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development (“HUD”), and agencies such as FNMA and the Federal Home Loan Mortgage Corporation (“FHLMC”), have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiaries, including the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

Bank Holding Company and Bank Regulation

Bancorp is a financial holding company within the meaning of the Bank Holding Company Act and is registered as such with the Federal Reserve. Bancorp is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Therefore, Bancorp and its subsidiaries are subject to examination by, and may be required to file reports with, the Federal Reserve and the DBO. Federal Reserve and DBO approvals are also required for financial holding companies to acquire control of a bank. As a California commercial bank, the deposits of which are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DBO and by the FDIC, as the Bank’s primary federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve.

The wide range of requirements and restrictions contained in both federal and state banking laws include:

•	Requirements that bank holding companies and banks file periodic reports.
•	Requirements that bank holding companies and banks meet or exceed minimum capital requirements (see “Regulatory Capital Requirements” below).
•

Requirements that bank holding companies serve as a source of financial and managerial strength for their banking subsidiaries. In addition, the regulatory agencies have “prompt corrective action” authority to limit activities and require a limited guaranty of a required bank capital restoration plan by a bank holding company if the capital of a bank subsidiary falls below capital levels required by the regulators. (See “Source of Strength” and “Prompt Corrective Action” below.)

•

Limitations on dividends payable to stockholders. Bancorp’s ability to pay dividends is subject to legal and regulatory restrictions. A substantial portion of Bancorp’s funds to pay dividends or to pay principal and interest on our debt obligations is derived from dividends paid by the Bank. (See “The Company – Dividend Payments” below)

•

Limitations on dividends payable by bank subsidiaries. These dividends are subject to various legal and regulatory restrictions. The federal banking agencies have indicated that paying dividends that deplete a depositary institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. (See “The Bank – Dividend Payments” below)

•

Safety and soundness requirements. Banks must be operated in a safe and sound manner and meet standards applicable to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, as well as other operational and management standards. These safety and soundness requirements give bank regulatory agencies significant latitude in exercising their supervisory authority and the authority to initiate informal or formal enforcement actions.

•	Requirements for notice, application and approval, or non-objection of acquisitions and certain other activities conducted directly or in subsidiaries of Bancorp or the Bank.
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

•

Compliance with the Bank Secrecy Act, the USA Patriot Act, and other anti-money laundering laws (“AML”), and the regulations of the Treasury’s Office of Foreign Assets Control (“OFAC”). (See “The Bank – Anti-Money Laundering and OFAC Regulations” below.)

•	Limitations on the amount of loans to one borrower and its affiliates and to executive officers and directors.
•	Limitations on transactions with affiliates.
•	Restrictions on the nature and amount of any investments in, and the ability to underwrite, certain securities.
•	Requirements for opening of intra- and interstate branches.

•

Compliance with truth in lending and other consumer protection and disclosure laws to ensure equal access to credit and to protect consumers in credit transactions. (See “Operations, Consumer and Privacy Compliance Laws” below.)

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

The Bank operates branches and/or loan production offices in California, Nevada and New York. While the DBO remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those jurisdictions are subject to local laws, including consumer protection laws.

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

Financial Regulatory Reform

The Dodd-Frank Act, which was signed into law in July 2010, implemented sweeping reform across the U.S. financial regulatory framework, including, among other changes:

(i)	creating a Financial Stability Oversight Council tasked with identifying and monitoring systemic risks in the financial system;
(ii)	creating the CFPB, which is responsible for implementing, examining and enforcing compliance with federal consumer financial protection laws;
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

(vi)

changing the assessment base for federal deposit insurance from the amount of the insured deposits held by the depository institution to the depository institution’s average total consolidated assets less tangible equity, eliminating the ceiling on the size of the FDIC’s Deposit Insurance Fund (“DIF”) and increasing the floor of the size of the FDIC’s DIF;

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
(ix)

in connection with the so-called “Volcker Rule”, subject to numerous exceptions, prohibiting depository institutions and affiliates from certain investments in, and sponsorship of, hedge funds and private equity funds and from engaging in proprietary trading.

Many aspects of the Dodd-Frank Act continue to be subject to rulemaking and have yet to take full effect, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry generally. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate..

In 2017, both the U.S. House of Representatives and the U.S. Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and significantly impact financial services regulation. In May 2018, certain provisions of these bills were signed into law as part of the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) and repealed or modified significant portions of the Dodd-Frank Act. Specifically, the Economic Growth Act delayed implementation of rules related to the Home Mortgage Disclosure Act, reformed and simplified certain Volcker Rule requirements, and raised the threshold for applying enhanced prudential standards to bank holding companies with total consolidated assets equal to or greater than $50 billion to those with total consolidated assets equal to or greater than $250 billion. While recent federal legislation, including the Economic Growth Act, has scaled back portions of the Dodd-Frank Act, uncertainty about the timing and scope of such changes, as well as the cost of complying with a new regulatory regime, remains.

Regulatory Capital Requirements

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies. These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. Under the Dodd-Frank Act, the Federal Reserve must apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. The Dodd-Frank Act additionally requires capital requirements to be countercyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”) (ii) species that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most  adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the adjustments, as compared to existing regulations. Beginning January 1, 2016, financial institutions are required to maintain a minimum capital conservation buffer to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The minimum capital conservation buffer is phased in over a four year transition period with minimum buffers of 0.625%, 1.25%, 1.875%, and 2.50% during 2016, 2017, 2018 and 2019, respectively.

As fully phased-in on January 1, 2019, Basel III subjects banks to the following risk-based capital requirements:

•	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”;

•	a minimum ratio of Tier I capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%;
•	a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, or 10.5%; and
•	a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories exceed 15% of CET1. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Additional Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses on available for sale securities, which are not required to be treated as other-than-temporary impairment, net of tax, in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do so in their first regulatory report following January 1, 2015. As permitted by Basel III, Bancorp and the Bank have elected to exclude AOCI from CET1.

The Dodd-Frank Act excludes trust preferred securities issued after May 19, 2010, from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, such as Bancorp. The trust preferred securities issued by our unconsolidated subsidiary capital trusts qualify as Tier 1 capital up to a maximum limit of 25% of total Tier 1 capital. Any additional portion of our trust preferred securities would qualify as “Tier 2 capital.”

In addition, goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of applicable total risk-based capital regulatory guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses, and intermediate-term subordinated debt instruments. The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of determining total capital under federal guidelines, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

We had outstanding subordinated debentures in the aggregate principal amount of $113.2 million. Of this amount, $9.5 million is attributable to subordinated debentures issued to statutory trusts in connection with prior issuances of trust-preferred securities, which qualifies as Tier 1 capital, and $103.7 million is attributable to outstanding subordinated notes, which qualifies as Tier 2 capital.

Basel III changed the manner of calculating risk-weighted assets. New methodologies for determining risk-weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components. In particular, loans categorized as “high-volatility commercial real estate” loans (“HVCRE loans”) are required to be assigned a 150% risk weighting, and require additional capital support. HVCRE loans are defined to include any credit facility that finances or has financed the acquisition, development or construction of real property, unless it finances: 1-4 family residential properties; certain community development investments; agricultural land used or usable for, and whose value is based on, agricultural use; or commercial real estate projects in which: (i) the loan to value is less than the applicable maximum supervisory loan to value ratio established by the bank regulatory agencies; (ii) the borrower has contributed cash or unencumbered readily marketable assets, or has paid development expenses out of pocket, equal to at least 15% of the appraised “as completed” value; (iii) the borrower contributes its 15% before the bank advances any funds; and (iv) the capital contributed by the borrower, and any funds internally generated by the project, is contractually required to remain in the project until the facility is converted to permanent financing, sold or paid in full.

In addition to the uniform risk-based capital guidelines and regulatory capital ratios that apply across  the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect our ability to grow and could restrict the amount of profits, if any, available for the payment of dividends.

In addition, the Dodd-Frank Act requires the federal banking agencies to adopt capital requirements that address the risks that the activities of an institution poses to the institution and the public and private stakeholders, including risks arising from certain enumerated activities.

Basel III became applicable to Bancorp and the Bank on January 1, 2015. Overall, the Company believes that implementation of the Basel III Rule has not had and will not have a material adverse effect on Bancorp’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

In September 2017, the federal bank regulators proposed to revise and simplify the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as Bancorp and the Bank, that are not subject to the advanced approaches requirements. In November 2017, the federal banking regulators revised the Basel III Rules to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized. The September 2017 proposal would also change the capital treatment of certain commercial real estate loans under the standardized approach, which we use to calculate our capital ratios.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to Bancorp or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

In 2018, the federal bank regulatory agencies issued a variety of proposals and made statements concerning regulatory capital standards. These proposals touched on such areas as commercial real estate exposure, credit loss allowances under generally accepted accounting principles, capital requirements for covered swap entities, among others. Public statements by key agency officials have also suggested a revisiting of capital policy and supervisory approaches on a going-forward basis.  We will be assessing the impact on us of these new regulations and supervisory approaches as they are proposed and implemented.

As of December 31, 2018, Bancorp’s and the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis.

With respect to the Bank, the Basel III Capital Rules also revise the PCA regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “PCA”.

Prompt Corrective Action (“PCA”)

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

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2018, we met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.

The Company

General. The Company, as the sole shareholder of the Bank, is a financial holding company. As a financial holding company, the Company is registered with, and is subject to regulation by, the Federal Reserve under the

Bank Holding Company Act of 1956, as amended ( the “BHCA”). In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, the Company is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve. The Company is required to file with the Federal Reserve periodic reports of the Company’s operations and such additional information regarding the Company and its subsidiaries as the Federal Reserve may require.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company has elected to be a financial holding company.

In order to maintain the Company’s status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and have a least a satisfactory Community Reinvestment Act, or CRA, rating.  If the Federal Reserve subsequently determines that the Company, as a financial holding company, is not well-capitalized or well-managed, the Company would have a period of time during which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on the Company it believes to be appropriate. Furthermore, if the Federal Reserve subsequently determines that the Bank, as a financial holding company subsidiary, has not received a satisfactory CRA rating, the Company would not be able to commence any new financial activities or acquire a company that engages in such activities.

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

The terms of our Junior Subordinated Notes also limit our ability to pay dividends on our common stock. If we are not current on our payment of interest on our Junior Subordinated Notes, we may not pay dividends on our common stock. The amount of future dividends by Bancorp will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors in accordance with the capital management and dividend policy.

The Bank is a legal entity that is separate and distinct from its holding company. Bancorp is dependent on the performance of the Bank for funds which may be received as dividends from the Bank for use in the operation of Bancorp and the ability of Bancorp to pay dividends to stockholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. When phased in, the new capital rules will restrict dividends by the Bank if the capital conservation buffer is not achieved.

The Bank

General. The Bank is a California-chartered bank, but is not a member of the Federal Reserve System (a “non-member bank”). The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. As a California-chartered FDIC-insured non-member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DBO, the chartering authority for California banks, and as a non-member bank, the FDIC.

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DBO to fund its operations. The amount of the assessment paid by a California bank to the DBO is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DBO. During the year ended December 31, 2018, the Bank paid supervisory assessments to the DBO totaling $131,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “Regulatory Capital Requirements” above.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DBO or the Bank’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DBO, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DBO and the Bank’s shareholders in connection with a reduction of its contributed capital. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2018.

Transactions with Affiliates and Insiders. Depository institutions are subject to the restrictions contained in the Federal Reserve Act (the “FRA”) with respect to loans to directors, executive officers and principal stockholders. Under the FRA, loans to directors, executive officers and stockholders who own more than 10% of a depository institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit. Federal regulations also prohibit loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting.  The proscribed loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus up to $500,000. The Federal Reserve also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to non-executive employees of the bank and must not involve more than the normal risk of repayment. There are additional limits on the amount a bank can loan to an executive officer.

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under Sections 23A and 23B of the FRA. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the financial institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates are generally prohibited.

Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. The Federal Reserve has promulgated Regulation W, which codifies prior interpretations under Sections 23A and 23B of the FRA and provides interpretive guidance with respect to affiliate transactions. Affiliates of a bank include, among other entities, a bank’s holding company and companies that are under common control with the bank. Bancorp is considered to be an affiliate of the Bank.

The Dodd-Frank Act generally enhanced the restrictions on transactions with affiliates under Section 23A and 23B of the FRA, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

Loans to One Borrower. Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2018, the Bank’s limit on aggregate secured loans-to-one-borrower was $112.7 million and unsecured loans-to-one borrower was $67.6 million.

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

Anti-Money Laundering and OFAC Regulation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act, is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities. Banking regulators also examine banks for compliance with the economic sanctions regulations administered by OFAC. Failure of a financial institution to maintain and implement adequate anti-money laundering and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

Incentive Compensation Guidance

The federal bank regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk-management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives; (2) compatibility with effective controls and risk management; and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization’s federal supervisor may initiate enforcement action if the organization’s incentive compensation arrangements pose a risk to the safety and soundness of the organization. In addition, beginning January 1, 2016, the Basel III Rules limit discretionary bonus payments to the Bank’s executive officers if its capital ratios are below the threshold levels of the capital conservation buffer established by the rules. The capital conservation buffer was phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer of 2.5% (as a percentage of risk-weighted assets) became effective. The capital conservation buffer is in addition to the minimum risk-based capital requirement.  The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

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

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of “systemically important financial institutions” or “SIFIs” subject to enhanced prudential standards set by the Federal Reserve, staggering application of this change based on the size and risk of the covered bank holding company. In relation to this legislation, on May 30, 2018, the Federal Reserve voted to consider changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of this change and any further rules or regulations are and could be complex and far-reaching. However, although the Volcker Rule has significant implications for many large financial institutions, the Company does not currently anticipate that it will have a material effect on the operations of the Company or the Bank. The Company may incur costs if it is required to adopt additional policies and systems to ensure compliance with certain provisions of the Volcker Rule, but any such costs are not expected to be material.

Additional Restrictions on Bancorp and Bank Activities

Subject to prior notice or Federal Reserve approval, bank holding companies may generally engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies, such as Bancorp, which elect and retain “financial holding company” status pursuant to the GLB Act may engage in these nonbanking activities and broader securities, insurance, merchant banking and other activities that are determined to be “financial in nature” or are incidental or complementary to activities that are financial in nature without prior Federal Reserve approval. Pursuant to the GLB Act and the Dodd-Frank Act, in order to elect and retain financial holding company status, a bank holding company and all depository institution subsidiaries of a bank holding company must be well capitalized and well managed, and, except in limited circumstances, depository subsidiaries must be in satisfactory compliance with the CRA. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company.

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

Deposit Insurance

The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the DIF up to prescribed limits of $250,000 for each depositor pursuant to the Dodd-Frank Act. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC uses a performance score and a loss-severity score to calculate an initial assessment rate for the Bank. In calculating these scores, the FDIC uses the Bank’s capital level and regulatory supervisory ratings and certain financial measures to assess the Bank’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement , or (ii) an activity based stock requirement (based on a percentage of outstanding advances). There can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future.

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

Securities and Corporate Governance

Bancorp is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm were required to assess the effectiveness of the Bancorp’s internal control over financial reporting as of December 31, 2016. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

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

In addition, the Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting certain incentive-based payment arrangements. These regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. In April 2016, the agencies published a notice of proposed rulemaking further revising the incentive-based compensation standards originally proposed in 2011. Similar to the 2011 proposed rule, the 2016 proposed rule would prohibit financial institutions with at least $1 billion in consolidated assets from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk by providing any executive officer, employee, director or principal shareholder who is a covered person with excessive compensation, fees or benefits or that could lead to material financial loss to the covered institution. It cannot be predicted whether, or in what form, any such proposed compensation rules may be enacted, particularly in light of the stated intention of the current administration to curtail the Dodd-Frank Act.

The scope, content and application of the U.S. banking regulators’ policies on incentive compensation continue to evolve. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of Bancorp and the Bank to hire, retain and motivate key employees.

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

Audit Requirements

The Bank is required to have an annual independent audit, alone or as a part of its bank holding company’s audit, and to prepare all financial statements in accordance with U.S. generally accepted accounting principles. The Bank and Bancorp are also each required to have an audit committee comprised entirely of independent directors. As required by NASDAQ, Bancorp has certified that its audit committee has adopted formal written charters and meets the requisite number of directors, independence, and other qualification standards. As such, among other requirements, Bancorp must maintain an audit committee that includes members with banking or related financial management expertise, has access to its own outside counsel, and does not include members who are large customers of the Bank.

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

Federal and State Taxation

Bancorp and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions. The Company has not been audited by the Internal Revenue Service. For 2018, the Company was subject to a maximum federal income tax rate of 21.00% and California state income tax rate of 8.84%. For its 2017 and 2016 tax years, the Company was subject to a maximum federal income tax rate of 35.00% and California state income tax rate of 8.84%.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act includes a number of provisions that impact us, including the following:

•

Tax Rate. The Tax Act replaces the graduated corporate income tax rates applicable under prior law, which imposed a maximum corporate income tax rate of 35%, with a reduced 21% flat corporate income tax rate. Although the reduced corporate income tax rate generally should be favorable to us, resulting in increased earnings and capital, it decreased the value of our existing deferred tax assets. Accounting principles generally accepted in the United States requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, the total incremental income tax expense recorded by Bancorp related to the Tax Act was $2.4 million.
•

Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation (for example, equity grants and cash bonuses paid only on the attainment of performance goals). As a result, our ability to deduct certain compensation paid to our most highly compensated employees is now limited.

•

Business Asset Expensing. The Tax Act allows taxpayers to immediately expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).

•

Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income, and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

Item 1A. Risk Factors.

Risks Related to Our Business

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly in the states of California and New York and the Los Angeles, New York City and Las Vegas, Nevada metropolitan areas. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the products and services we offer. In recent years there has been a gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher equities markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements, as the current U.S. administration has (i) withdrawn the United States from the Trans-Pacific trade agreement, although the administration has indicated it would negotiate with individual members of the agreement if it was in the interest of the United States, (ii) withdrawn the United States from the Paris climate accord, and (iii) imposed a 30% tariff on imported solar panels, and more recently imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports, which are some of the first unilateral trade restrictions made by the administration as part of a broader protectionist agenda.  The administration has also withdrawn the United States from the United Nations Immigration Agreement, and the United States Supreme Court has now upheld the administration’s bill to restrict travel from six mostly Muslim countries.  Congress enacted  comprehensive tax reform that includes a substantial reduction of the U.S. corporate income tax rate to 21%, elimination of the alternative minimum tax, increased the standard deduction, increased the deduction for pass through income, and reduced the amount of the mortgage interest and state and local tax deductions.  The impact such actions and other policies of President Trump’s administration may have on economic and market conditions is uncertain. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China and Taiwan, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, lower home sales and commercial activity, and fluctuations in the commercial Federal Housing Administration financing sector. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business depends on our ability to attract and retain Asian-American immigrants as clients.

Our business is based on successfully attracting and retaining Asian-American immigrants as clients for both our non-qualified residential mortgage loans and deposits. We may be limited in our ability to attract Asian-American clients to the extent the U.S. adopts restrictive domestic immigration laws. Changes to U.S. immigration policies as proposed by the current administration that restrain the flow of immigrants may inhibit our ability to meet our goals and budgets for non-qualified SFR mortgage loans and deposits, which may adversely affect our net interest income and net income.

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

Other primary sources of funds consist of cash from operations, investment maturities and sales, and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by repurchase agreements and the ability to borrow from the Federal Reserve and the FHLB of San Francisco. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

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

At December 31, 2018, approximately 81.8% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2018, we had $1.2 billion of commercial loans, consisting of $758.7 million of CRE loans and $304.1 million of C&I loans for which real estate is not the primary source of collateral, $113.2 million of C&D loans. Commercial loans represented 54.9% of our total loan portfolio at December 31, 2018. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

We have a concentration in commercial real estate which could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued the CRE Concentration Guidance on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner occupied commercial real estate are not included for purposes of CRE Concentration calculation. We believe that the CRE Concentration Guidance is applicable to us. As of December 31, 2018, our CRE loans represented 238.4% of our total risk-based capital, as compared to 164.6%, 256.4% and 218.8% as of December 31, 2017, 2016 and 2015, respectively. We are actively working to manage our CRE concentration and we have discussed the CRE Concentration Guidance with the FDIC and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. Nevertheless, the FDIC could become concerned about our CRE loan concentrations, and they could limit our ability to grow by restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

Our SFR loan product consists primarily of non-qualified SFR mortgage loans which may be considered less liquid and more risky.

As of December 31, 2018, our SFR mortgage loan portfolio amounted to $881.2 million or 41.2% of our total loan portfolio. As of such date, 99.5% of our SFR mortgage loans consisted of non-qualified mortgage loans, which are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. We offer two SFR mortgage products, a low loan-to-value, alternative document hybrid non-qualified SFR mortgage loan, or non-qualified SFR mortgage loan, and a qualified SFR mortgage loan. We originated $725.2 million for the year ended December 31, 2018 and $407.3 million for the year ended December 31, 2017 of non-qualified SFR mortgage loans. We originated qualified SFR mortgage loans of $12.5 million for the year ended December 31, 2018 of and we originated $893,000 for the year ended December 31, 2017. As of December 31, 2018, our non-qualified SFR mortgage loans had an average loan-to-value of 58.0% and an average FICO score of 752.  As of December 31, 2018, 3.8% of our total SFR mortgage loan portfolio was originated to foreign nationals. The non-qualified single-family residential mortgage loans that we originate are designed to assist Asian-Americans who have recently immigrated to the United States and as such are willing to provide higher down payment amounts and pay higher interest rates and fees in return for reduced documentation requirements. Non-qualified SFR mortgage loans are considered less liquid than qualified SFR mortgage loans because such loans are not able to be securitized and can only be sold directly to other financial institutions. Such non-qualified loans may be considered more risky than qualified mortgage loans although we attempt to address this enhanced risk through our underwriting process, including requiring larger down payments and, in some cases, interest reserves.

We sold in the secondary market $230.7 million of our non-qualified mortgage loans for the year ended December 31, 2018, and we realized $4.2 million gains on the sale of non-qualified SFR mortgage loans for the year ended December 31, 2018. We also have a concentration in our SFR secondary sale market, as a substantial portion of our non-qualified mortgage loans  have been sold to two banks; however, we are currently selling SFR mortgage loans to three banks. Although, we are taking steps to reduce our dependence on these banks, and we are attempting to expand the number of banks that we sell our non-qualified SFR mortgages, we may not be successful expanding our sales market for our non-qualified mortgage loans. These loans also present pricing risk as rates change, and our sale premiums cannot be guaranteed. Further, the criteria for our loans to be purchased by other banks may change from time to time, which could result in a lower volume of corresponding loan originations.

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

We originated $40.9 million of SBA loans for the year ended December 31, 2018. We sold $66.7 million for the year ended December 31, 2018, of the guaranteed portion of our SBA loans. Consequently, as of December 31, 2018, we held $84.5 million of SBA loans on our balance sheet, $67.4 million of which consisted of the non-guaranteed portion of SBA loans and $17.1 million or 20.2% consisted of the 75% guaranteed portion of SBA loans which are intended to be sold later in 2019. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We attempt to limit this risk by generally requiring such loans be collateralized and limiting the overall amount that can be held on our balance sheet to 75% of our total capital.

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

Real estate construction loans, including land development loans, comprised approximately 5.3% of our total loan portfolio as of December 31, 2018, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

As of December 31, 2018, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $3.3 million, or 0.15% of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus OREO) totaled $4.4 million, or 0.15% of total assets. In addition, we had $4.7 million in accruing loans that were 30-89 days delinquent as of December 31, 2018, of which all have been brought current except for $1.8 million.  Of these totals, our nonperforming loans that we originated totaled $472,000 or 0.02% of our loan portfolio, and we had $4.9 million in accruing loans that we originated that were 30-89 days delinquent as of December 31, 2018.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our other real estate owned fair value appraisals.

As of December 31, 2018, we had $1.1 million of OREO. Our OREO portfolio consisted of two properties that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans. The properties in our OREO portfolio are recorded at fair value at the date of foreclosure, establishing a new cost basis by a charge to the allowance for loan losses, if necessary.  Other real estate owned is carried at the lower of the Company's carrying value of the property or its fair value, less estimated carrying costs and costs of disposition.  Fair value is based on current appraisals less estimated selling costs.  Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance.  Operating expenses and related income of such properties and gains and losses on their disposition are included in other operating income and expenses.  Significant judgment is required in estimating the fair value of other real estate owned property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

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

As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have a significant amount of seasonality.  At December 31, 2018, 98 clients maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $2.0 million. This amounted to $761.3 million or approximately 35.5% of the Bank’s total deposits as of December 31, 2018. In addition, our ten largest depositor relationships accounted for approximately 16.8% of our deposits at December 31, 2018. Our largest depositor relationship accounted for approximately 4.3% of our deposits at December 31, 2018. These deposits can and do fluctuate substantially. The depositors are not concentrated in any industry or business. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on the Bank’s results, the Bank expects, in the ordinary course of business, that these deposits will fluctuate and believes it is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave the Bank, it could have a material adverse impact on the Bank.

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

Our business and growth strategies are built primarily upon our ability to retain employees with experience and business relationships within their respective market areas. We seek to manage the continuity of our executive management team through regular succession planning. In addition, the Company has employment agreements with Mr. Thian, Mr. Morris, Mr. Liu and Mr. Pang. For a summary of Messrs. Thian’s, Morris’ and Pang’s employment agreements, see Part III, Item 11 of this Annual Report on Form 10-K. The loss of Mr. Thian, Mr. Morris or any of our other key personnel could have an adverse impact on our business and growth because of their skills, years of industry experience, knowledge of our market areas, the difficulty of finding qualified replacement personnel, and any difficulties associated with transitioning of responsibilities to any new members of the executive management team. In addition, although we have non-solicitation agreements, which limits the ability of executives to solicit our customers and employees, with each of our executive officers, we do not have any such agreements with other employees who are important to our business, and in any event the enforceability of non-competition agreements varies across the states in which we do business. While our mortgage originators and loan officers are generally subject to non-solicitation provisions as part of their employment, our ability to enforce such agreements may not fully mitigate the injury to our business from the breach of such agreements, as such employees could leave us and immediately begin soliciting our customers. The departure of any of our personnel who are not subject to enforceable non-competition agreements could have a material adverse impact on our business, results of operations and growth prospects.

Risk Related to our Allowance for Loan Losses (“ALLL”)

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

Our ALLL may prove to be insufficient to absorb potential losses in our loan portfolio.

We establish our ALLL and maintain it at a level that management considers adequate to absorb probable loan losses based on an analysis of our portfolio and market environment. The ALLL represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the ALLL, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. The actual amount of loan losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.

As of December 31, 2018, our ALLL as a percentage of total loans was 0.82% and as a percentage of total nonperforming loans was 536%. Although management believes that the ALLL is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the ALLL, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our ALLL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

The current expected credit loss standard established by the FASB Board will require significant data requirements and changes to methodologies.

In the aftermath of the 2007-2008 financial crisis, the FASB, decided to review how banks estimate losses in the ALLL calculation, and it issued the final Current Expected Credit Loss (“CECL”), standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for the Bank for the fiscal year beginning January 1, 2021 in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The Bank has run CECL models on its loan portfolio, and although the new CECL standard is currently not expected to have a significant impact on the Bank’s ALLL, the transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected losses. There can be no assurance that the Bank will not be required to increase its reserves and ALLL as a result of the implementation of CECL.

On December 21, 2018, federal bank regulatory agencies approved a final rule, effective as of April 1, 2019, modifying their regulatory capital rules and providing an option to phase in over a three-year period the initial regulatory capital effects of the CECL methodology. The Company is currently evaluating the magnitude of the one-time cumulative adjustment to its allowance and of the ongoing impact of the CECL model on its loan loss allowance and results of operations, together with the final rule that becomes effective as of April 1, 2019, to determine if the phase-in option will be elected.

Risks Related to our Acquisition Strategy

Our strategy of pursuing growth via acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Since late 2010, we have been pursuing a strategy of leveraging our human and financial capital by acquiring other financial institutions in our target markets. We have completed several acquisitions in recent years, including most recently the FAIC acquisition, and we may continue pursuing this strategy.

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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2018, our goodwill totaled $58.4 million. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

We may not be able to continue growing our business, particularly if we cannot make acquisitions or increase loans and deposits through organic growth, either because of an inability to find suitable acquisition candidates, constrained capital resources or otherwise.

We have grown our consolidated assets from $300.5 million as of December 31, 2010 to $3.0 billion as of December 31, 2018, and our deposits from $236.4 million as of December 31, 2010 to $2.1 billion as of December 31, 2018. Some of this growth has resulted from several acquisitions that we have completed since 2010. While we intend to continue to grow our business through strategic acquisitions coupled with organic loan and deposit growth, we anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy. A risk exists, however, that we will not be able to identify suitable additional candidates for acquisitions.

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

Our total loan yield and net interest margin has been positively affected by the accretion of purchased loan discounts relating to loans acquired in prior acquisitions. As our acquired loan portfolio is paid down, we expect downward pressure on our total loan yield and net interest income to the extent that the run-off is not replaced with other high-yielding loans. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. For example, the total loan yield for the year ended December 31, 2018 and the three months ended December 31, 2018 was 5.78% and 5.63%, respectively, and the yield generated using only the expected coupon would have been 5.61% and 5.44%, during the same respective periods. Notwithstanding, if we are unable to replace loans in our existing portfolio with comparable high-yielding loans or a larger volume of loans, our total loan yield, net interest income and net income could be adversely affected.

As we expand our business outside of California markets, we will encounter risks that could adversely affect us.

We primarily operate in California and New York markets with a concentration of Chinese-American individuals and businesses; however, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Chinese-American individuals and businesses. We also currently have operations in Las Vegas, Nevada, including operating a branch office, and are currently looking for additional expansion opportunities in the San Francisco Bay area and Houston and, secondarily, San Diego and Riverside counties in southern California, Chicago and Phoenix. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.

The accounting for loans acquired in connection with our acquisitions is based on numerous subjective determinations that may prove to be inaccurate and have a negative impact on our results of operations.

Loans acquired in connection with our acquisitions have been recorded at estimated fair value on their acquisition date without a carryover of the related ALLL. In general, the determination of estimated fair value of acquired loans requires management to make subjective determinations regarding discount rate, estimates of losses on defaults, market conditions and other factors that are highly subjective in nature. A risk exists that our estimate of the fair value of acquired loans will prove to be inaccurate and that we ultimately will not recover the amount at which we recorded such loans on our balance sheet, which would require us to recognize losses.

Loans acquired in connection with acquisitions that have evidence of credit deterioration since origination and for which it is probable at the date of acquisition that we will not collect all contractually required principal and interest payments are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These credit-impaired loans, like non-credit-impaired loans acquired in connection with our acquisitions, have been recorded at estimated fair value on their acquisition date, based on subjective determinations regarding risk ratings, expected future cash flows and fair value of the underlying collateral, without a carryover of the related ALLL. We evaluate these loans quarterly to assess expected cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges or a reclassification of the difference from non-accretable to accretable with a positive impact on interest income. Because the accounting for these loans is based on subjective measures that can change frequently, we may experience fluctuations in our net interest income and provisions for loan losses attributable to these loans. These fluctuations could negatively impact our results of operations.

Risks Related to Our Capital

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. Although management currently believes that funds raised to date are sufficient, absent an acquisition opportunity, to fund our operations and growth initiatives, we may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. Importantly, regulatory capital requirements could increase from current levels, which could require us to raise additional capital or contract our operations. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

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

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates. At December 31, 2018, total loans held for investment were 76.40% of our average earning assets and exhibited a positive 6% sensitivity to rising interest rates in a 100 basis point parallel shock.

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

As of December 31, 2018, the fair value of our securities portfolio was approximately $83.7 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

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

From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

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

A natural disaster or recurring energy shortage, especially in California, could harm our business.

We are based in California and, at December 31, 2018, approximately 64.3% of the aggregate outstanding principal of our loans was secured by real estate located in California. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in California. Historically, California has been vulnerable to natural disasters.  Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our information technology structure and websites, which could prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

The obligations associated with being a public company will require significant resources and management attention, which may divert from our business operations.

As a result of our July 2017 initial public offering, we became subject to the reporting requirements of the Exchange Act  and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition with the SEC. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. We anticipate that these costs will materially increase our general and administrative expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our strategic plan, which could prevent us from successfully implementing our growth initiatives and improving our business, results of operations and financial condition.

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), we intend to take advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and an exemption from the requirement to obtain an attestation from our auditors on management’s assessment of our internal control over financial reporting. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

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

The tax reform legislation enacted in late 2017 could negatively affect our financial condition and results of operations.

In late 2017, the U.S. Congress passed significant legislation reforming the Internal Revenue Code known as the Tax Act. In connection with the preparation of our consolidated financial statements for the fiscal year ended December 31, 2018, we completed the process of determining the accounting for the income tax effect of the Tax Act under ASC Topic 740, Income Taxes, as disclosed in the related notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and subsequent filings made by us with the SEC. Although the Company has generally benefited from the legislation’s reduction in the federal corporate income tax rate, a tax rate reduction has broader implications for the Company’s operations as the new rates could cause positive or negative impacts on loan demand and on the Company’s pricing models, municipal bonds, tax credits and CRA investments and capital market transactions. Additionally, the interest deduction limitation implemented by the new tax law could make some businesses and industries less inclined to borrow, potentially reducing demand for the Company’s commercial loan products.

Technical corrections or other forthcoming guidance could change how we interpret provisions of the Tax Act, which may impact our effective tax rate and could affect our deferred tax assets, tax positions and/or our tax liabilities. The ultimate overall impact of any tax reform on our business, customers and shareholders is uncertain and could be adverse.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations.  Federal and state banking regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws or regulations by financial institutions and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on our financial condition and results of operations. Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us.

Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. Regulations affecting banks and other financial institutions, such as the Dodd-Frank Act, are continuously reviewed and change frequently. For instance, the Dodd-Frank Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies. The ultimate effect of such changes cannot be predicted. Because our business is highly regulated, compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. There can be no assurance that laws, rules and regulations will not be proposed or adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, modify, broker or sell loans or accept certain deposits, (iii) restrict our ability to foreclose on property securing loans, (iv) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (v) otherwise materially and adversely affect our business or prospects for business. These risks could affect our deposit funding and the performance and value of our loan and investment securities portfolios, which could negatively affect our financial performance and financial condition.

While recent federal legislation has scaled back portions of the Dodd-Frank Act and the current administration in the United States may further roll back or modify certain of the regulations adopted since the financial crisis, including those adopted under the Dodd-Frank Act, uncertainty about the timing and scope of any such changes as well as the cost of complying with a new regulatory regime, may negatively impact our business, at least in the short-term, even if the long-term impact of any such changes are positive for our business.

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

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. Unfavorable economic conditions, increased bank failures and additional failures decreased the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.35% of total deposits by September 30, 2020, the FDIC may need to increase deposit insurance premium rates. Insured institutions with assets of $10 billion or more will be responsible for funding this increase. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long term goal which goes beyond what is required by statute. There is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in the Bank's FDIC premiums could have an adverse effect on its financial condition and results of operations.

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

The CRA, the ECOA, the FH Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Federal Reserve may require us to commit capital resources to support the Bank.

As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. The Dodd-Frank Act codified the Federal Reserve’s policy on serving as a source of financial strength. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by Bancorp to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.

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

Our dividend policy may change.

We have paid quarterly dividends since our initial public offering in the third quarter of 2017.  In 2017 we paid $0.08 per share per quarter.  In 2018 we paid $0.09 per share per quarter.  We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability and requirements, projected liquidity needs, financial condition, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our common shareholders.

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

Shares of certain shareholders may be sold into the public market in the near future. This could cause the market price of our common stock to decline.

We have outstanding options to purchase 1,215,097 shares of our common stock as of December 31, 2018 that may be exercised and sold, and we have the ability to issue options exercisable for up to an additional 1,153,089 shares of common stock pursuant to our 2017 Omnibus Stock Incentive Plan. The sale of any of such shares could cause the market price of our stock to decline, and concerns that those sales may occur could cause the trading price of our common stock to decrease or to be lower than it might otherwise be.

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

We are generally not restricted from issuing additional shares of our common stock, up to the 100 million shares of common stock and 100 million shares of preferred stock authorized in our articles of incorporation, which in each case could be increased by a vote of a majority of our shares. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

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

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us. As of December 31, 2018, we had outstanding $103.7 million of subordinated notes ($105.0 million aggregate principal balance less $1.3 million unamortized discount) and $9.5 million of subordinated debt (which reflects a discount of $2.9 million to the aggregate principal balance of $12.4 million as a result of purchase accounting adjustments).

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

We acquired trust preferred securities through prior acquisitions.  We have an aggregate of $12.4 million in trust preferred securities (collectively, the “Trust Preferred Securities”). Payments to investors in respect of the Trust Preferred Securities are funded by distributions on certain series of securities issued by us, with similar terms to the relevant series of Trust Preferred Securities, which we refer to as the “Junior Subordinated Notes.” If we are unable to pay interest in respect of the Junior Subordinated Notes (which will be used to make distributions on the Trust Preferred Securities), or if any other event of default occurs, then we will generally be prohibited from declaring or paying any dividends or other distributions, or redeeming, purchasing or acquiring, any of our capital securities, including the common stock, during the next succeeding interest payment period applicable to any of the Junior Subordinated Notes.

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

Provisions of our charter documents and the California General Corporation Law (“CGCL”) could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. Furthermore, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Moreover, the combination of these provisions effectively inhibits certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Properties.

We are headquartered in Los Angeles County, California. We currently have ten branches in Los Angeles County located in downtown Los Angeles, San Gabriel, Torrance, Rowland Heights, Monterey Park, Silver Lake, Arcadia, Cerritos, Diamond Bar, and west Los Angeles.  We have one branch in Irvine, Orange County, California. We operate two branches in Ventura County, California, one in Westlake Village and one in Oxnard. These branches are in the Los Angeles-Long Beach-Anaheim, California Metropolitan Statistical Area (“MSA”).

With the acquisition of FAIC in October 2018, the Company added nine branches in the New York City metropolitan area:  three branches in Manhattan, two branches in the Sunset Park area of Brooklyn, three branches in the Flushing area of Queens, and one in Elmhurst, Queens. These branches operate in the New York-Newark-Jersey City, NY-NJ-PA MSA. Our Eastern region loan center, located at 4401 8th Avenue, Brooklyn, New York, houses our Eastern region mortgage unit, FNMA servicing, commercial lending and credit administration areas.

We also operate one branch in the Las Vegas-Paradise, Nevada MSA.

Our headquarters office is located at 1055 Wilshire Blvd. Suite 1200, Los Angeles, California 90017. The headquarters is in downtown Los Angeles and houses our risk management unit, including compliance and BSA groups, and our single-family residential mortgage group, SBA lending, commercial lending and credit administration.

Our administrative center is located in at 123 East Valley Blvd., San Gabriel, California and houses our branch administration, human resources  and administrative groups.  Our operation center is located at 7025 Orangethorpe Avenue, Buena Park, California and houses the operations, IT and finance groups.

Except for our Monterey Park, CA branch, our Buena Park, CA operations center and our Eastern region loan center, all of our offices are leased.  We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. None of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing.

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

Where appropriate, we establish reserves in accordance with FASB guidance over loss contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2018, the Company does not have any litigation reserves.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Global Select Market (NASDAQ) under the symbol “RBB” on July 27, 2017. Prior to that, there was no public market for our common stock.

Shareholders

As of March 18, 2019, the Company had 559 common stock shareholders of record, and the closing price of the Company’s common stock was $21.42 per share.  The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

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

Dividend Restrictions. Under the terms of our subordinated notes issued in March 2016 and November 2018, and the related subordinated note purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the subordinated notes. Additionally, under the terms of such notes, we are not permitted to declare or pay any dividends on our capital stock if we are not “well capitalized” for regulatory purposes immediately prior to the payment of such dividend. The terms of the debentures underlying our Trust Preferred Securities also prohibit us from paying dividends on our capital stock if we are in deferral of interest payments on those debentures.

As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. Information on regulatory restrictions on our ability to pay dividends is set forth in “Part I, Item I – Business – Supervision and Regulation – The Company – Dividend Payments”. In addition, because we are a holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us, as further discussed in “Part I, Item I – Business – Supervision and Regulation—The Bank—Dividend Payments”.

Equity Compensation Plan Information.  The following table provides information as of December 31, 2018 with respect to options outstanding and available under our 2017 Stock Incentive Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,215,097	$12.83	1,330,545

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company's common stock from July 27, 2017 (the date of the Company’s initial public offering and listing on NASDAQ) through December 31, 2018. The graph compares the Company's common stock with the NASDAQ Composite Index and the NASDAQ Bank Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on July 27, 2017 and reinvestment of all quarterly dividends. Measurement points are July 27, 2017 and the last trading day of each subsequent month end through December 31, 2018. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

RBB Bancorp

	Period Ending
Index	07/26/17	09/30/17	12/31/17	03/31/18	06/30/18	09/30/18	12/31/18
RBB Bancorp	100.00	98.03	117.60	113.64	138.87	106.61	76.46
Russell 2000 Index	100.00	103.65	107.12	107.03	115.32	119.45	95.32
SNL Bank $1B-$5B Index	100.00	106.16	105.83	107.85	114.95	110.60	92.72

Source: S&P Global Market Intelligence © 2019

The Company has made no repurchases of shares of its outstanding common stock during the fourth quarter of 2018.

Unregistered Sales of Equity Securities

None.

Item 6. Selected Financial Data.

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2018. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Balance sheet data:
Total assets	$2,974,002	$1,691,059	$1,395,551	$1,023,084	$925,891
Total loans, held for investment, net	2,142,015	1,249,074	1,110,446	792,362	700,435
Allowance for loan losses	(17,577)	(13,773)	(14,162)	(10,023)	(8,848)
Mortgage loans held for sale	434,522	125,847	44,345	41,496	45,604
Securities	83,723	74,966	45,491	27,094	31,641
Total deposits	2,144,041	1,337,281	1,152,763	853,417	767,364
Long-term debt	103,708	49,528	49,383	—	—
Subordinated debentures	9,506	3,424	3,334	—	—
Total shareholders' equity	374,621	265,176	181,585	163,645	151,981
Tangible common equity	308,637	233,798	149,852	159,178	147,398
Income statement data:
Total interest income	$102,115	$74,104	$68,189	$42,513	$38,149
Total interest expense	23,645	13,938	11,707	6,936	4,522
Net interest income	78,470	60,166	56,482	35,577	33,627
Provision (recapture) for loan losses	4,469	(1,053)	4,974	1,386	1,446
Noninterest income	12,842	13,201	8,966	7,862	5,496
Noninterest expense	40,637	27,623	27,906	20,084	20,112
Income before income taxes	46,206	46,797	32,568	21,969	17,565
Income tax expense	10,101	21,269	13,489	8,996	7,137
Net income	36,105	25,528	19,079	12,973	10,428
Revenue (15)	114,957	87,305	77,155	50,375	43,645
Non-interest income / revenue	11.17%	15.12%	11.62%	15.61%	12.59%
Per share data (common stock):
Earnings:
Basic (1)	$2.11	$1.81	$1.49	$1.02	$0.82
Diluted (1)	2.01	1.68	1.39	0.96	0.79
Dividends declared	0.35	0.38	0.20	0.25	—
Book value (2)	18.73	16.67	14.16	12.81	11.95
Tangible book value (3)	15.43	14.70	11.68	12.46	11.59
Weighted average shares outstanding:
Basic	17,151,222	14,078,281	12,800,990	12,761,832	12,642,060
Diluted	17,967,683	15,238,365	13,695,900	13,552,682	13,170,685
Shares outstanding at period end	20,000,022	15,908,893	12,827,803	12,770,571	12,720,659
Performance metrics
Return on average assets	1.78%	1.66%	1.41%	1.29%	1.29%
Return on average shareholders' equity	12.16%	11.67%	11.08%	8.23%	7.15%
Return on average tangible common equity (3)	13.66%	13.64%	13.14%	8.47%	7.39%
Yield on average earning assets	5.36%	5.13%	5.35%	4.44%	5.01%
Cost of average interest-bearing liabilities	1.69%	1.28%	1.15%	0.96%	0.82%
Net interest spread	3.67%	3.85%	4.20%	3.48%	4.19%
Net interest margin (4)	4.12%	4.16%	4.43%	3.72%	4.41%
Efficiency ratio (5)	44.50%	37.65%	42.64%	48.73%	56.07%
Common stock dividend payout ratio (6)	16.44%	20.95%	19.61%	30.49%	—
Loan to deposit ratio	120.17%	93.40%	96.33%	92.85%	91.28%
Adjusted loan to deposit ratio (7)	120.17%	108.80%	102.13%	98.65%	92.45%
Core deposits / total deposits (8)	77.92%	74.09%	67.83%	66.55%	66.12%
Adjusted core deposits / total deposits (9)	91.19%	75.16%	78.47%	76.15%	75.37%
Net non-core funding dependence ratio (10)	23.93%	18.11%	12.20%	6.08%	6.51%
Adjusted net non-core funding dependence ratio (11)	12.82%	9.13%	8.90%	7.60%	10.27%

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Credit quality Data:
Loans 30-89 days past due	$4,677	$3,636	$343	$271	$4,481
Loans 30-89 days past due to total loans	0.22%	0.29%	0.03%	0.03%	0.64%
Nonperforming loans (13)	$3,282	$2,575	$6,133	$6,112	$4,059
Nonperforming loans to total loans (13)	0.15%	0.21%	0.55%	0.77%	0.58%
Nonperforming assets (14)	$4,383	$2,868	$6,966	$6,405	$5,220
Nonperforming assets to total assets (14)	0.15%	0.16%	0.50%	0.63%	0.56%
Allowance for loan losses to total loans	0.82%	1.10%	1.28%	1.26%	1.26%
Allowance for loan losses to nonperforming loans (13)	535.55%	534.87%	230.91%	163.99%	217.98%
Net (recoveries) charge-offs to average loans	0.05%	-0.06%	0.08%	0.03%	0.02%
Regulatory and other capital ratios—Company
Tangible common equity to tangible assets (3)	10.61%	14.09%	10.99%	15.63%	16.00%
Tier 1 leverage ratio	11.80%	14.35%	10.99%	15.28%	16.81%
Tier 1 common capital to risk-weighted assets (12)	15.28%	17.54%	13.30%	20.23%	N/A
Tier 1 capital to risk-weighted assets	15.74%	17.80%	13.55%	20.23%	20.47%
Total capital to risk-weighted assets	21.71%	22.55%	19.16%	21.48%	21.72%
Regulatory capital ratios—Bank only
Tier 1 leverage ratio	13.66%	14.50%	12.81%	13.94%	15.03%
Tier 1 common capital to risk-weighted assets (12)	18.17%	17.42%	15.81%	18.48%	N/A
Tier 1 capital to risk-weighted assets	18.17%	17.42%	15.81%	18.48%	18.31%
Total capital to risk-weighted assets	19.07%	18.47%	17.06%	19.73%	19.57%

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
(3)

Tangible book value per share, return on average tangible common equity and tangible common equity to tangible assets are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a reconciliation of these measures to their most comparable GAAP measures.

(4)

Net interest margin is presented on a fully taxable equivalent (“FTE”) basis. Our management believes that measuring net interest margin, net of purchase accounting accretion, is useful when assessing our net interest margin as compared to the net interest margin of banks that do not reflect purchase accounting adjustments because they are not active acquirers of financial institutions.

The effect of accretion income from acquired loans on our net interest margin was an increase of 0.13%, 0.37%, 0.59%, 0.11% and 0.33%, for the twelve-month periods ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively. We anticipate that the impact of purchase accounting on our net interest margin will decrease as our previously acquired loans are paid off, charged off, foreclosed upon or sold, offset with new acquired loans.

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

(9)	Adjusted core deposits ratio is a ratio management uses to measure core deposits. See “Non-GAAP Financial Measures”.
(10)

Net non-core funding dependency ratio represents the degree to which the Bank is funding longer term assets with non-core funds. We calculate this ratio as non-core liabilities, less short term investments, divided by long term assets.

(11)

Adjusted non-core funding dependency ratio is a ratio management uses to measure dependency on non-core deposits. To determine non-core liabilities we review each deposit relationship using the criteria for determining whether a relationship is core as described in footnote 8 above.

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

(14)

Nonperforming assets include nonperforming loans and other repossessed assets. As discussed in footnote 13, above, nonperforming loans exclude PCI loans. This ratio may therefore not be comparable to a similar ratio of our peers.

(15)	Revenue consists of interest income plus non-interest income.

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

Our significant accounting policies are described in greater detail in our 2018 audited financial statements included in Item 8. Financial Statements and Supplementary Dara of this Annual Report on Form 10-K, specifically in “Note 2 – Summary of Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the year 2018, we reported net earnings of $36.1 million, compared with $25.5 million for the year 2017. This represented an increase of $10.6 million over the prior year.  Diluted earnings per share were $2.01 per share for 2018, compared to $1.68 for 2017.  The increase in earnings per share relative to 2017 was attributable to a $18.3 million increase in net interest income, and an $11.2 million decrease in income tax expense, offset by a $5.5 million increase in the provision for credit losses (compared to a $1.1 million recapture in the provision for credit losses in 2017), a $359,000 decrease in non-interest income, and a $13.0 million increase in non-interest expenses.

At December 31, 2018, total assets were $3.0 billion, an increase of $1.3 billion, or 76.0%, from total assets of $1.7 billion at December 31, 2017. Interest-earning assets were $2.8 billion as of December 31, 2018, an increase of $1.02 billion, or 75.5%, compared to $1.5 billion at December 31, 2017.  The increase in interest-earning assets was primarily due to the acquisition of FAIC, which added $715.6 million in total loans, plus organic loan growth of $184.7 million and an increase of $294.3 million in mortgage loans available for sale.

At December 31, 2018, available for sale (“AFS”) investment securities totaled $73.8 million inclusive of a pre-tax unrealized loss of $1.9 million, compared to $65.0 million inclusive of a pre-tax unrealized loss of $630,000 at December 31, 2017.   At December 31, 2018, held to maturity (“HTM”) investment securities totaled $10.0 million, which remained stable as compared to the $10.0 million as of December 31, 2017.

Total loans and leases (net of deferred fees, discounts, and the ALLL) were $2.1 billion at December 31, 2018, compared to $1.2 billion at December 31, 2017. Total loans and leases (net of deferred fees, discounts and the ALLL) increased $892.9 million, or 71.5%, from December 31, 2017. This increase included $715.6 million in loans from FAIC.  The remaining increase in total loans was primarily due to increases of approximately $632.3 million in SFR mortgage loans, $262.7 million in CRE loans, $23.3 million in C&I loans, and $21.3 million in construction loans, partially offset by a decrease of $46.9 million in SBA loans.

Total deposits were $2.1 billion at December 31, 2018, an increase of $806.8 million, or 60.3%, compared to $1.3 billion at December 31, 2017.  Approximately $629.7 million in total deposits were acquired in the FAIC acquisition.

Noninterest-bearing deposits were $438.8 million at December 31, 2018, an increase of $153.1 million, or 53.6%, compared to $285.7 million at December 31, 2017. At December 31, 2018, noninterest-bearing deposits were 20.5% of total deposits, compared to 21.4% at December 31, 2017.  Approximately $159.4 million in noninterest-bearing deposits were acquired in the FAIC acquisition.

Our average cost of total deposits was 1.11% for the year 2018, compared to 0.82% for 2017. The increase is due to an increase in rates of 41 basis points. Borrowings, consisting of long-term debt, increased $60.2 million to $113.2 million as of December 31, 2018 compared to $53.0 million as of December 31, 2017.  The increase was due to the subordinated debenture offering in November 2018 of $55.0 million, and $7.6 million in trust preferred securities acquired in connection with the FAIC acquisition.  We borrowed from the FHLB during the year and had $319.5 million in FHLB borrowings at December 31, 2018, compared to $25.0 million at December 31, 2017.

The ALLL was $17.6 million at December 31, 2018, compared to $13.8 million at December 31, 2017. The ALLL increased by $3.8 million or 27.6%.  During 2018, there was a $4.5 million provision for loan losses compared to $1.1 million net recapture of provision expense for 2017.  (The recapture reflected both the receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the ALLL.)  The ALLL to total loans and leases outstanding was 0.82% and 1.10% as of December 31, 2018 and December 31, 2017, respectively.

Shareholders’ equity increased $109.4 million, or 41.3%, to $374.6 million as of December 31, 2018.  The increase during 2018 was due to $36.1 million of net income, $69.6 million from the issuance of common stock to purchase FAIC, and $9.6 million from the exercise of common stock options, less $5.8 million of common dividends paid.

Our capital ratios under the  Basel III capital framework remain well-above regulatory standards. As of December 31, 2018, the Company’s Tier 1 leverage capital ratio was 11.80%, our common equity Tier 1 ratio was 15.28%, our Tier 1 risk-based capital ratio totaled 15.74%, and our total risk-based capital ratio was 21.71%.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Years Ended December 31,		2018 vs. 2017 Variance		Year Ended	2017 vs. 2016 Variance
	2018	2017	$	%	December 31, 2016	$	%
	(Dollars in thousands, except per share amounts)
Interest income	$102,115	$74,104	$28,011	37.8%	$68,189	$5,915	8.7%
Interest expense	23,645	13,938	(9,707)	-69.6%	11,707	(2,231)	-19.1%
Net interest income	78,470	60,166	18,304	30.4%	56,482	3,684	6.5%
Provision (recapture) for loan losses	4,469	(1,053)	(5,522)	524.4%	4,974	6,027	121.2%
Net interest income after provision (recapture) for credit losses	74,001	61,219	12,782	20.9%	51,508	9,711	18.9%
Noninterest income	12,842	13,201	(359)	-2.7%	8,966	4,235	47.2%
Noninterest expense	(40,637)	(27,623)	13,014	-47.1%	(27,906)	(283)	1.0%
Income before income taxes	46,206	46,797	(591)	-1.3%	32,568	14,229	43.7%
Income tax expense	(10,101)	(21,269)	(11,168)	52.5%	(13,489)	7,780	-57.7%
Net income	$36,105	$25,528	$10,577	41.4%	$19,079	$6,449	33.8%
Earnings per common share:
Basic	$2.11	$1.81	$0.30		$1.49	$0.32
Diluted (1)	$2.01	$1.68	$0.33		$1.39	$0.29
Return on average assets	1.78%	1.66%	0.13%		1.41%	0.25%
Return on average shareholders’ equity	12.16%	11.67%	0.49%		11.08%	0.59%
Efficiency ratio (2)	44.50%	37.65%	6.85%		42.64%	-4.99%
Tangible common equity to tangible assets (3)	10.61%	14.09%	-3.48%		10.99%	3.10%
Tangible book value per share (3)	$15.43	$14.70	$0.74		$11.68	$3.02
Return on average tangible common equity (3)	13.66%	13.64%	0.02%		13.14%	0.50%

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

Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2018 to December 31, 2017

Net Interest Income/Average Balance Sheet

In 2018, we generated net interest income of $78.5 million, an increase of $18.3 million, or 30.4%, from the net interest income produced in 2017. This increase was largely due to a 31.9% increase in the average balance of interest-earning assets, plus a 23 basis point increase in the average yield on interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to growth in loans (both held for investment and held for sale) and securities during 2018. The increase in the average yield on interest-earning assets was primarily due to the increase in accretion income associated with purchase accounting discounts established on loans acquired in the FAIC acquisition. For the years ended December 31, 2018 and 2017 our reported net interest margin was 4.12% and 4.16%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. The impact of accretion income on our net interest margin for the years ended December 31, 2018 and 2017 was to increase our reported net interest margin by 0.13%, and 0.37%, respectively.

Interest Income.  Total interest income was $102.1 million in 2018 compared to $74.1 million in 2017. The $28.0 million, or 37.8%, increase in total interest income was mainly due to increases in average loan balances of $304.5 million, creating $16.8 million in interest income; average mortgage loans held for sale increase of $203.5 million, creating $9.3 million in interest income; and increases in rates creating $3.4 million.  These increases were offset by lower Federal funds balances resulting in $2.4 million in interest income.

Interest and fees on loans was $97.5 million in 2018 compared to $70.3 million in 2017. The $27.2 million, or 38.7%, increase in interest income on loans was primarily due to a 40.9% increase in the average balance of held for investment and held for sale loans outstanding partially offset by a 9 basis point decrease in the average yield on loans. The increase in the average balance of loans outstanding was primarily due to the FAIC acquisition plus organic growth in C&I, and SFR mortgage loans during 2018. The yield on the loan portfolio benefited from accretion income associated with purchase accounting discounts established on loans acquired in the FAIC and TomatoBank acquisitions. For the years ended December 31, 2018 and 2017, the reported yield on total loans was 5.78% and 5.74%, respectively. The impact of accretion income on our yield on total loans for the years ended December 31, 2018 and 2017 was to increase our reported yield on total loans by 0.13% and 0.37%, respectively. A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of CRE loans and SFR mortgages. The table below illustrates by loan type the accretion income for December 31, 2018, and 2017:

	Years Ended December 31,
(dollars in thousands)	2018	2017
Beginning balance of discount on purchased loans	$2,762	$8,085
Additions due to acquisitions:
C&I	10	—
SBA	—	—
C&D	—	—
CRE	3,906	—
SFR mortgages	4,984	—

Total additions	$8,900	$—
Accretion:
C&I	119	234
SBA	120	23
C&D	—	43
CRE	2,116	4,983
SFR mortgages	79	40
Total accretion	$2,434	$5,323
Ending balance of discount on purchased loans	$9,228	$2,762

Interest income from our securities portfolio increased $945,000, or 66.5%, to $2.4 million in 2018. The increase in interest income on securities was primarily due to an increased average balance of $31.5 million, or 60.4%, and by an 11 basis point increase in the average yield on securities.

Interest income on our federal funds sold, cash equivalents and other investments decreased $124,000, or 5.1%, to $2.3 million in 2018. The decrease in interest income on these earning assets was primarily due to a decrease in the average balance of $78.6 million partially offset by a 151 basis point increase in average yield of cash equivalents.  The decrease in the average balance reflected utilization of these funds to higher yielding loans and securities.

Interest Expense. Interest expense on interest-bearing liabilities increased $9.7 million, or 69.7%, to $23.6 million in 2018 due to increases in interest expense on both deposits and borrowings.

Interest expense on deposits increased to $17.0 million in 2018. The $6.7 million, or 65.1%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 21.7% in addition to a 29 basis point increase in the average rate paid. The increase in the average balance of deposits resulted primarily from the FAIC acquisition and organic growth.

Interest expense on borrowings increased from $3.7 million in 2017 to $6.7 million or 82.5% in 2018. This increase reflected increased interest expense on subordinated notes, subordinated debentures, and other borrowed funds consisting of FHLB short-term advances of less than 90-days. The increase in interest expense on long-term debt and subordinated notes of $454,000 was due to the issuance of $55.0 million of subordinated notes on November 29, 2018. The increase in interest expense on FHLB borrowings (other borrowed funds) of $2.6 million, from $36,000 in 2017 to $2.6 million in 2018 was due to a $120.4 million increase in average FHLB borrowings (other borrowed funds) plus a 130 basis point increase in the average rate.  These funds were utilized to fund SFR mortgage loans that were originated and held for sale during the year.

Average Balance Sheet, Interest and Yield/Rate Analysis

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2018 (and 35% for 2017 and 2016). Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See “Analysis of Financial Condition—Capital Resources and Liquidity Management” and Item 7A Quantitative and Qualitative Disclosures about Market Risk included herein.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years 2018, 2017 and 2016. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Years Ended December 31,
	2018			2017			2016
(tax-equivalent basis, dollars in	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$74,038	$2,284	3.08%	$152,674	$2,409	1.58%	$91,979	$1,429	1.55%
Securities (2)
Available for sale	72,515	2,019	2.78%	46,035	1,170	2.54%	30,464	624	2.05%
Held to maturity	11,114	369	3.33%	6,104	264	4.33%	6,338	276	4.35%
Mortgage loans held for sale	292,328	13,307	4.55%	88,834	4,149	4.67%	64,638	3,120	4.84%
Loans held for investment: (3)
Real estate	1,076,438	59,494	5.52%	775,809	45,268	5.82%	739,679	45,655	6.17%
Commercial (4)	380,042	24,679	6.49%	376,156	20,872	5.55%	340,769	17,113	5.02%
Total loans held for investment	1,456,480	84,173	5.78%	1,151,965	66,140	5.74%	1,080,448	62,768	5.81%
Total earning assets	1,906,475	$102,152	5.36%	1,445,612	$74,132	5.13%	1,273,867	$68,217	5.35%
Noninterest-earning assets	117,936			95,906			83,367
Total assets	$2,024,411			$1,541,518			$1,357,234

Interest-bearing liabilities
NOW and money market deposits	$401,070	$4,234	1.06%	$315,550	$2,220	0.70%	$271,320	$1,813	0.67%
Savings deposits	46,260	174	0.38%	34,939	162	0.46%	34,149	162	0.47%
Time deposits	769,462	12,548	1.63%	682,457	7,891	1.16%	665,804	6,968	1.05%
Total interest-bearing deposits	1,216,792	16,956	1.39%	1,032,946	10,273	0.99%	971,273	8,943	0.92%
FHLB short-term advances	124,990	2,606	2.07%	4,603	36	0.78%	6,494	35	0.54%
Long-term debt	54,486	3,714	6.82%	49,451	3,395	6.87%	37,113	2,547	6.86%
Subordinated debentures	4,968	369	7.43%	3,377	234	6.93%	2,820	182	6.45%
Total interest-bearing liabilities	1,401,236	$23,645	1.69%	1,090,377	$13,938	1.28%	1,017,700	$11,707	1.15%
Noninterest-bearing liabilities
Noninterest-bearing deposits	310,282			221,425			151,441
Other noninterest-bearing liabilities	16,024			10,999			15,953
Total noninterest-bearing liabilities	326,306			232,424			167,394
Shareholders' equity	296,869			218,717			172,140
Total liabilities and shareholders equity	$2,024,411			$1,541,518			$1,357,234
Net interest income / interest rate spreads		$78,507	3.67%		$60,194	3.85%		$56,510	4.20%
Net interest margin			4.12%			4.16%			4.44%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis as of December 31, 2018, 2017 and 2016.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes - amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash - management purposes by the Company.

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

	Year Ended December 31, 2018 Compared with Year Ended December 31, 2017			Year Ended December 31, 2017 Compared with Year Ended December 31, 2016
	Change due to:		Interest	Change due to:		Interest
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Variance	Volume	Rate	Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$(2,426)	$2,301	$(125)	$958	$22	$980
Securities (2)
Available for sale	737	112	849	396	150	546
Held to maturity	167	(63)	104	(9)	(3)	(12)
Mortgage loans held for sale	9,263	(105)	9,158	1,130	(101)	1,029
Loans held for investment: (3)
Real estate	16,585	(2,359)	14,226	2,108	(2,496)	(388)
Commercial (4)	252	3,555	3,807	1,963	1,795	3,758
Total loans held for investment	16,837	1,196	18,033	4,071	(701)	3,370
Total earning assets	$24,578	$3,441	$28,019	$6,546	$(633)	$5,913
Interest-bearing liabilities
NOW and money market deposits	$903	$1,111	$2,014	$311	$96	$407
Savings deposits	43	(31)	12	4	(4)	—
Time deposits	1,419	3,238	4,657	181	741	922
Total interest-bearing deposits	2,365	4,318	6,683	496	833	1,329
FHLB short-term advances	2,498	72	2,570	(15)	17	2
Long-term debt	343	(24)	319	847	1	848
Subordinated debentures	118	17	135	39	13	52
Total interest-bearing liabilities	5,324	4,383	9,707	1,367	864	2,231
Changes in net interest income	$19,254	$(942)	$18,312	$5,179	$(1,497)	$3,682

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis as of December 31, 2018, 2017 and 2016.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes - amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash - management purposes by the Company.

Provision for Credit Losses

The provision for credit loss expense in 2018 was $4.5 million compared to a $1.1 million recapture of credit loss expense in 2018.  The 2018 provision expense was primarily attributable to the growth in average loans during the year, both from the FAIC acquisition and organic loan growth.  The 2017 recapture reflects both the receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the ALLL.

Noninterest Income

Noninterest income decreased $359,000, or 2.7%, to $12.8 million in 2018 from $13.2 million in 2017.  The following table sets forth the major components of noninterest income for the years ended December 31, 2018 and 2017:

	Years Ended
	December 31,		Increase (decrease)
(dollars in thousands)	2018	2017	$	%
Noninterest income:
Service charges, fees and other	$2,679	$2,111	568	26.9%
Gain on sale of loans	7,126	9,318	(2,192)	-23.5%
Loan servicing fee, net of amortization	850	722	128	17.7%
Recoveries on loans acquired in business combinations	1,385	84	1,301	1548.8%
Increase in cash surrender of life insurance	797	824	(27)	-3.3%
Gain on sale of securities	5	—	5	—
Gain on sale of OREO	—	142	(142)	0.0%
Total noninterest income	$12,842	$13,201	$(359)	-2.7%

Service charges, fees and others. The increase in noninterest income from service charges, fees and other income was primarily from service charges on the additional transactional deposit accounts acquired in the FAIC acquisition.

Gain on sale of loans.  The gain on sales of loans decreased $2.2 million due primarily to a decreased amount of SBA loans sold, decreases in premiums on SBA loans and decreases in premiums on mortgage loans sold.  The lower premiums on SBA loans sold is a result of higher pre-payments on SBA loans.   The lower premiums on mortgage loans is due to increased 10-year Treasury rates in the third quarter of 2018 and changes in market conditions. The amounts of loans sold and gains on loans sold during 2018 and 2017 are set forth below. The decline in SBA loans sold in 2018 reflected lower SBA originations and lower premiums, causing us to defer selling some loans.

	Years Ended
	December 31,		Increase (Decrease)
(dollars in thousands)	2018	2017	$	%
Loans sold:
SBA	$66,700	$85,574	$(18,874)	-22.1%
Mortgage	230,771	171,378	59,393	34.7%
	$297,471	$256,952	$40,519	15.8%
Gain on loans sold:
SBA	$2,847	$5,569	$(2,722)	-48.9%
Mortgage	4,279	3,749	530	14.1%
	$7,126	$9,318	$(2,192)	-23.5%

Loan servicing income, net of amortization. Servicing income increased due to an increase in the volume of loans we are servicing.  SBA loan servicing income decreased due to the pre-payment of SBA loans sold.  The increase in the respective servicing portfolios reflects the growth in SFR loans in 2018.

			Increase (Decrease)
For the year, dollars in thousands	2018	2017	$	%
Loan servicing income, net of amortization:
SFR loans serviced	$966	$309	$657	212.6%
SBA loans serviced	(116)	413	(529)	-128.1%
Total	$850	$722	$128	17.7%
As of year-end, dollars in thousands
SFR loans serviced	$1,586,499	$384,537	$1,201,962	312.6%
SBA loans serviced	$184,664	$175,919	$8,745	5.0%

Recoveries on loans acquired in business combination.  Recoveries on loans acquired in business combinations increased by $1.3 million to $1.4 million in 2018 compared to $84,000 in 2017. The increase was from the recovery on one loan.

Cash surrender value income of bank owned life insurance. Cash surrender value income of bank owned life insurance (“BOLI”) decreased $27,000 due to slightly lower rates.  In 2017, the Company purchased $10.8 million in BOLI.

Gain on sales of securities, net.  Gain on sales of securities, net was $5,000 during 2018.  The Company sold $44.6 million in securities mainly from the FAIC investment portfolio, which were sold immediately after the purchase of FAIC to limit any gains or losses.  During 2017, we sold no securities.

Gain on Sale of OREO.  Gain on Sale of OREO was zero in 2018 and $142,000 in 2017.  In 2017, the Company sold $540,000 in OREO property.

Noninterest Expense

Noninterest expense increased $13.0 million, or 47.1%, to $40.6 million in 2018 from $27.6 million in 2017. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2018 and 2017:

	Years Ended
	December 31,		Increase (decrease)
(dollars in thousands)	2018	2017	$	%
Noninterest expense:
Salaries and employee benefits	$23,254	$16,821	6,433	38.2%
Occupancy and equipment expenses	4,554	2,940	1,614	54.9%
Data processing	2,323	1,622	701	43.2%
Legal and professional	1,714	331	1,383	417.8%
Office expenses	890	679	211	31.1%
Marketing and business promotion	1,143	837	306	36.6%
Insurance and regulatory assessments	951	799	152	19.0%
Amortization of intangibles	575	355	220	62.0%
OREO expenses (income)	24	28	(4)	-14.3%
Merger expenses	1,658	37	1,621	4381.1%
Other expenses	3,551	3,174	377	11.9%
Total noninterest expense	$40,637	$27,623	$13,014	47.1%

Salaries and employee benefits.  Salaries and employee benefits expense increased $6.4 million.  The number of full-time equivalent employees averaged 256 during 2018 compared to 186 in 2017.  This increase was primarily due to $1.4 million of additional expenses from the FAIC acquisition, plus annual salary increases and increased benefit costs of $5.0 million.

Occupancy and equipment.  Occupancy and equipment expense increased $1.6 million. These expenses were $629,000 higher in 2018 as a result of the FAIC acquisition, including the depreciation, real estate taxes, utilities, ongoing maintenance and lease obligations associated with the branch and office facilities we added as a result. The acquisition of FAIC added eight branch locations and two administrative offices.  During 2018, we recognized additional rent of $280,000 due to building out our new headquarters location.  On October 15, 2018, we opened a new branch in Irvine, California.

Data processing.  Data processing expense increased $701,000 in 2018. This increase was primarily due to upgrading our infrastructure and also reflected the impact of increased processing costs incurred subsequent to the 2018 FAIC acquisition of approximately $350,000. Conversion expense associated with the FAIC acquisition is in the “other expenses” line item.

Legal and professional.  Legal and professional expense increased $1.4 million in 2018. This increase followed the increased legal and professional fees associated with the acquisition of FAIC, audit and consulting fees associated with upgrading our internal control testing, which were required once a bank exceeds $1 billion in assets, implementing Public Company Accounting Oversight Board standards, and commencing in 2017, the additional legal, audit and professional expenses resulting from the Company becoming a public company.

Office expenses.  Office expenses are comprised of communications, postage, armored car, and office supplies and increased $211,000 in 2018, of which $64,000 resulted from the FAIC acquisition. The remaining increase in such expense was primarily due to normal business activity.

Marketing and business promotion.  Marketing and business promotion expense increased $306,000, primarily due to our increase in CRA activities, including increased donations to qualifying non-profit organizations, plus beginning stages of promoting the Company’s presence in the New York City metropolitan area following the FAIC acquisition.

Insurance and regulatory assessments.  Insurance and regulatory assessments expense increased $152,000 in 2018 compared to 2017.  The increase was due primarily to the FAIC acquisition.  FAIC contributed $42,000 of such increase in 2018.  Our FDIC insurance assessment was $561,000 for 2018 and $461,000 in 2017, an increase of $100,000. Our DBO regulatory assessment was $131,000 for 2018 and $126,000 for 2017, an increase of $5,000. Our corporate insurance expenses (including directors and officers insurance and fidelity bond), was $258,000 for 2018 compared to $210,000 for 2017.

Amortization of intangibles. Amortization of intangibles totaled $575,000 in 2018 as compared to $355,000 for 2017. The increase was due to the additional core deposit intangible asset of $6.7 million from the FAIC acquisition plus continued amortization of the core deposit intangible asset associated with the acquisitions of FAIC and TomatoBank.

OREO expenses.  OREO expenses were $24,000 in 2018 and $28,000 in 2017.

Merger expenses.  Merger expenses were $1.6 million in 2018 compared to $37,000 in 2017, due to the FAIC acquisition.

Other noninterest expenses.  Other expenses increased $728,000 from 2017, primarily due to with the off-balance sheet liability provision expense of $406,000 in 2018 compared to a recapture of $322,000 in 2017.   The off-balance sheet liabilities are comprised of loans, letters of credit and other commitments to lend.  The provision for off-balance sheet liabilities is a function of the volume of undisbursed loans and other loan commitments multiplied by a risk factor.

Income Tax Expense

Income tax expense was $10.1 million in 2018 compared to $21.3 million in 2017, a decrease of $11.2 million or 52.5%. The effective tax rate for the twelve months ended December 31, 2018 was 21.9% and 45.4% for the twelve months ended December 31, 2017.  Income tax expense for 2018 included the $3.9 million deduction for stock options exercised.

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

As a result of the newly enacted tax legislation, the Company estimates that its effective tax rate for 2019 will be in the range of 28% and 31%. The estimated annual effective tax rate will vary depending upon tax-advantaged income, stock option exercises, and available tax credits.

Net Income

Net income increased $10.6 million to $36.1 million in 2018, compared to $25.5 million in 2017. The increase is primarily due to an increase in net interest income of $18.3 million due to the growth in earning assets as a result of the FAIC acquisition, organic loan growth, and the $11.2 million decrease in income tax expense, partially offset by a $5.5 million increase in the credit loss provision, a $358,000 decrease in non-interest income and a $13.0 million increase in noninterest expense.

Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2017 to December 31, 2016

Net Interest Income

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

Interest and fees on loans was $70.3 million in 2017 compared to $65.9 million in 2016. The $4.4 million, or 6.7%, increase in interest income on loans was primarily due to a 6.6% increase in the average balance of loans outstanding partially offset by a 7 basis point decrease in the average yield on loans. The increase in the average balance of loans outstanding was primarily due to organic growth in C&I, and SFR mortgage loans during 2017. The yield on the loan portfolio benefited from accretion income associated with purchase accounting discounts established on loans acquired in the TomatoBank acquisition. For the years ended December 31, 2017 and 2016, the reported yield on total loans was 5.74% and 5.81%, respectively. The impact of accretion income on our yield on total loans for the years ended December 31, 2017 and 2016 was to increase our reported yield on total loans by 0.37% and 0.59%, respectively. A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of CRE loans.

The table below illustrates by loan type the accretion income for December 31, 2017, and 2016.

	Years Ended December 31,
(dollars in thousands)	2017	2016
Beginning balance of discount on purchased loans	$8,085	$1,712
Additions due to acquisitions:
C&I	—	737
SBA	—	177
C&D	—	736
CRE	—	12,224
Total additions	—	$13,874
Accretion:
C&I	234	848
SBA	23	(106)
C&D	43	692
CRE	4,983	6,019
SFR	40	48
Total accretion	$5,323	$7,501
Ending balance of discount on purchased loans	$2,762	$8,085

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

Interest expense on deposits increased to $10.3 million in 2017. The $1.3 million, or 14.9%, increase in interest expense on deposits was primarily due to the average balance of deposits increasing 11.6% in addition to a 2 basis point increase in the average rate paid. The increase in the average balance of deposits resulted primarily from organic deposit growth.

Interest expense on borrowings increased from $2.8 million in 2016 to $3.7 million or 32.6% in 2017. This increase reflected increased interest expense on subordinated notes, subordinated debentures, and other borrowed funds consisting of FHLB short-term advances of less than 90-days. The increase in interest expense on subordinated notes of $848,000 was due to the issuance of $50.0 million of subordinated notes on March 31, 2016. The increase in interest expense on subordinated debentures of $52,000 was due to acquiring $5.2 million of subordinated debentures assumed in the TomatoBank acquisition at a fair value of $3.3 million. The $1.9 million decrease in average FHLB borrowings (other borrowed funds) was partially offset by a 24 basis point increase in the average rate.  These funds were utilized to fund SFR mortgage loans that were originated and held for sale during the year.

Provision for Credit Losses

The recapture of loan loss expense was $1.1 million in 2017 compared to a $5.0 million provision expense in 2016. As described above, the recapture reflects both the receipt of a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the ALLL.

Noninterest Income

Noninterest income increased $4.2 million, or 47.2%, to $13.2 million in 2017. The following table sets forth the major components of noninterest income for the years ended December 31, 2017 and 2016:

	Years Ended
	December 31,		Increase (decrease)
(dollars in thousands)	2017	2016	$	%
Noninterest income:
Service charges, fees and other	$2,111	$1,758	$353	20.1%
Gain on sale of loans	9,318	5,847	3,471	59.4%
Loan servicing fee, net of amortization	722	615	107	17.4%
Recoveries on loans acquired in business combinations	84	170	(86)	-50.6%
Increase in cash surrender of life insurance	824	560	264	47.1%
Gain on sale of securities	—	19	(19)	-100.0%
Gain on sale of OREO	142	—	142	—
(Loss) on sale of fixed assets	—	(3)	3	-100.0%
Total noninterest income	$13,201	$8,966	$4,235	47.2%

Service charges, fees and others. The increase in noninterest income from service charges, fees and other income was primarily from service charges on the additional transactional deposit accounts acquired in the TomatoBank acquisition.

Gain on sale of loans. The gain on sale of loans increased $3.5 million due primarily to an increased amount of SBA loans sold.  The amounts of loans sold and gains on loans sold during 2017 and 2016 are set forth below.

	Years Ended
	December 31,		Increase (Decrease)
(dollars in thousands)	2017	2016	$	%
Loans sold:
SBA	$85,574	$37,935	$47,639	125.6%
Mortgage	171,378	179,847	(8,469)	-4.7%
	$256,952	$217,782	$39,170	18.0%
Gain on loans sold:
SBA	$5,569	$2,406	$3,163	131.5%
Mortgage	3,749	3,441	308	8.9%
	$9,318	$5,847	$3,471	59.4%

In 2017, compared to 2016, a lower volume of SFR mortgage loans were sold as a result of management’s decision not to sell additional loans and grow the portfolio. The increase in SBA loan sales was in line with management’s strategy to increase SBA loan production and sales.

Loan servicing income, net of amortization.  Servicing income increased due to an increase in the volume of loans we are servicing. The increase in the respective servicing portfolios reflects the growth in our originations and sales of single-family residential and SBA loans in 2017.

			Increase (Decrease)
For the year, dollars in thousands	2017	2016	$	%
Loan servicing income, net of amortization:
SFR mortgage loans serviced	$309	$264	$45	17.0%
SBA loans serviced	413	351	62	17.7%
Total	$722	$615	$107	17.4%
As of year-end, dollars in thousands
SFR mortgage loans serviced	$384,537	$259,207	$125,330	48.4%
SBA loans serviced	$175,919	$110,263	$65,656	59.5%

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations decreased $86,000 to $84,000 in 2017 compared to $170,000 in 2016. This decrease primarily resulted from the continuing wind-down of recoveries on loans acquired in the TomatoBank acquisition.

Increase in cash surrender life insurance. Cash surrender value income increased $264,000, due to the purchase of $10.8 million in additional BOLI in 2017 plus lower interest rates in 2016 on the BOLI policies.

Gain on sales of securities, net. During 2017, we sold no securities. During 2016, we sold one security, a taxable municipal security, for $452,000 that resulted in net gains of $19,000 and we sold $4.6 million of mortgage-backed securities acquired in the TomatoBank merger for no gain or loss.

Gain on Sale of OREO.  In 2017, we sold $540,000 in OREO property for a gain of $142,000.  In 2016, we did not sell any OREO property.

Noninterest Expense

Noninterest expense decreased $283,000, or 1.0%, to $27.6 million in 2017. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2017 and 2016:

	Years Ended
	December 31,		Increase (decrease)
(dollars in thousands)	2017	2016	$	%
Noninterest expense:
Salaries and employee benefits	$16,821	$13,784	3,037	22.0%
Occupancy and equipment expenses	2,940	3,098	(158)	-5.1%
Data processing	1,622	2,018	(396)	-19.6%
Legal and professional	331	1,565	(1,234)	-78.8%
Office expenses	679	598	81	13.5%
Marketing and business promotion	837	542	295	54.4%
Insurance and regulatory assessments	799	883	(84)	-9.5%
Amortization of intangibles	355	372	(17)	-4.6%
OREO expenses (income)	28	28	—	0.0%
Merger expenses	37	—	37	100.0%
Other expenses	3,174	5,018	(1,844)	-36.7%
Total noninterest expense	$27,623	$27,906	$(283)	-1.0%

Salaries and employee benefits. Salaries and employee benefits expense increased $3.0 million.  The number of full-time equivalent employees averaged 186 during 2017 compared to 166 in 2016. This increase was also impacted by annual salary increases that took effect in 2017 and increased benefit costs.

Occupancy and equipment. Occupancy and equipment expense decreased $158,000. These expenses were higher in 2016 following the TomatoBank acquisition, including the depreciation, real estate taxes, utilities, ongoing maintenance and lease obligations associated with the branch and office facilities we added as a result. The acquisition of TomatoBank added six branch locations, two of which we closed in June 2016.

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

Insurance and regulatory assessments. Insurance and regulatory assessment expense decreased $84,000 in 2017 compared to 2016. The decrease followed the 2016 TomatoBank acquisition. Our FDIC insurance assessment was $461,000 for 2017 and $552,000 in 2016, a decrease of $91,000. Our DBO regulatory assessment was $126,000 for 2017 and $113,000 for 2016, an increase of $13,000. Our corporate insurance expenses (including directors and officers insurance and fidelity bond) was $210,000 for 2017 and largely unchanged compared to $215,000 for 2016.

Amortization of intangibles. Amortization of intangibles totaled $355,000 in 2017 as compared to $372,000 for 2016. The decrease was due to continued amortization of the core deposit intangible asset associated with the acquisition of TomatoBank.

OREO expenses (income). OREO expense was $28,000 in 2017 and 2016, which was mainly due to a $540,000 OREO property added in 2016 that was sold in 2017.

Other expenses. Other expenses decreased $1.8 million in 2017 compared to 2016. This decrease was primarily attributable to a $461,000 recapture in off-balance sheet liability provision expense and $1.0 reduction in merger expenses.  The provision for off-balance sheet liabilities is a function of the volume of undisbursed loans, letters of credit and other loan commitments multiplied by a risk factor.

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

Net Income

Net income increased $6.4 million to $25.5 million in 2017, compared to $19.1 million in 2016. The increase is primarily due to an increase in net interest income due to the growth in earning assets as a result of the TomatoBank acquisition, and organic loan growth, and an increase in noninterest income due to increased gain on sales of loans, primarily SBA loans.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets were $3.0 billion as of December 31, 2018 and $1.7 billion as of December 31, 2017. We increased our loans held for investment by $892.9 million, primarily due to the FAIC acquisition, which added $715.6 million in loans.  Organic loan growth increased $184.7 mainly in C&I loans, SFR mortgages, and construction and C&D loans, partially offset by decreases in SBA and CRE loans. The decrease in SBA loans is primarily due to the Company selling more SBA loans than it was originating.  Our mortgage loans held for sale increased by $308.7 million in 2018.  The increase in assets was funded by an increase in deposits of $806.8 million, of which $629.7 million is due to the FAIC acquisition, FHLB advances of $294.5 million, $55.0 million in subordinated debt that was issued during the year, and an $110.4 million increase in equity (primarily $69.6 million resulting from the Company’s issuance of common stock for the FAIC acquisition).

Investment Securities. We manage our securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Specific goals of our investment portfolio are as follows:

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

Our investment policy is reviewed annually by our board of directors. Overall investment goals are established by our board, CEO, CFO and members of our Asset Liability Committee (“ALCO”) of our board of directors. Our board of directors has delegated the responsibility of monitoring our investment activities to our ALCO. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of our CEO and CFO. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. We also review our securities for potential other-than-temporary impairment at least quarterly.

The following table sets forth the book value and percentage of each category of securities at December 31, 2018 and December 31, 2017. The book value for securities classified as available for sale is equal to fair market value and the book value for securities classified as held to maturity is equal to amortized cost.

	December 31, 2018		December 31, 2017		December 31, 2016
		% of		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Securities, available for sale, at fair value
U.S. government agency securities	$1,815	2.2%	$1,999	2.7%	$5,317	11.7%
SBA agency securities	5,169	6.2	5,817	7.8	—	—
Mortgage-backed securities
Government sponsored agencies	22,541	26.9	26,212	35.0	23,640	52.0
Collateralized mortgage obligations	12,066	14.4	13,003	17.3	—	—
Commercial paper	14,918	17.8	14,918	20	—	—
Corporate debt securities (1)	17,253	20.6	3,008	4.0	10,320	22.7
Total securities, available for sale, at fair value	$73,762	88.1%	$64,957	86.6%	$39,277	86.3%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$4,290	5.1%	$4,295	5.7%	$5,301	11.7%
Tax-exempt municipal securities	5,671	6.8	5,714	7.6	913	2.0
Total securities, held to maturity, at amortized cost	9,961	11.9	10,009	13.4	6,214	13.7
Total securities	$83,723	100.0%	$74,966	100.0%	$45,491	100.0%

(1)	Comprised of corporate debt securities and financial institution subordinated debentures

The tables below set forth investment securities AFS and HTM for the periods presented.

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Available for sale
U.S government agency securities	$1,873	$—	$(58)	$1,815
SBA securities	5,354	—	(185)	5,169
Mortgage-backed securities
Government sponsored agencies	23,125	—	(584)	22,541
Collateralized mortgage obligations	12,696	1	(631)	12,066
Commercial paper	14,918	—	—	14,918
Corporate debt securities	17,697	105	(549)	17,253
	$75,663	$106	$(2,007)	$73,762
Held to maturity
Municipal taxable securities	$4,290	$142	$—	$4,432
Municipal securities	5,671	1	(164)	5,508
	$9,961	$143	$(164)	$9,940
December 31, 2017
Available for sale
U.S. government agency securities	$2,052	$—	$(53)	$1,999
Mortgage-backed securities
Government sponsored agencies	26,519	17	(324)	26,212
Collateralized mortgage obligations	13,287	—	(284)	13,003
SBA securities	5,916	—	(99)	5,817
Commercial paper	14,918	—	—	14,918
Corporate debt securities	2,895	161	(48)	3,008
	$65,587	$178	$(808)	$64,957
Held to maturity
Municipal taxable securities	$4,295	$228	$—	$4,523
Municipal securities	5,714	32	(19)	5,727
	$10,009	$260	$(19)	$10,250

The weighted-average yield on the total investment portfolio at December 31, 2018 was 2.84% with a weighted-average life of 5.2 years. This compares to a weighted-average yield of 2.70% at December 31, 2017 with a weighted-average life of 6.6 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 35% of the securities in the total investment portfolio, at December 31, 2018, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2018, no U.S. government agency bonds are callable.

The table below shows the Company’s investment securities’ amortized cost and fair value by maturity in the following maturity groupings as of December 31, 2018.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
December 31, 2018
Government agency securities	$—	$—	$904	$878	$969	$937	$—	$—	$1,873	$1,815
SBA securities	—	—	902	896	4,452	4,273	—	—	5,354	5,169
Mortgage-backed securities									—	—
Government sponsored agencies	1,653	1,641	12,507	12,274	8,965	8,627	—	—	23,125	22,542
Collateralized mortgage obligations	—	—	9,465	8,958	3,232	3,107	—	—	12,696	12,065
Commercial Paper	14,918	14,918	—	—	—	—	—	—	14,918	14,918
Corporate debt securities	—	—	7,169	7,041	6,500	6,594	4,029	3,618	17,697	17,253
Total available for sale	$16,571	$16,559	$30,947	$30,047	$24,117	$23,538	$4,029	$3,618	$75,663	$73,762

Municipal taxable securities	$500	$500	$2,786	$2,859	$1,005	$1,075	$—	$—	$4,291	$4,434
Municipal securities	—	—	—	—	865	866	4,806	4,641	5,671	5,507
Total held to maturity	$500	$500	$2,786	$2,859	$1,870	$1,941	$4,806	$4,641	$9,961	$9,941

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018 and December 31, 2017. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the notes to the 2018 consolidated financial statements included in the Form 10-K. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months			Twelve Months or More			Total
	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
(dollars in thousands)	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
December 31, 2018
Government agency securities	$—	$—	—	$(58)	$1,815	2	$(58)	$1,815	2
SBA securities	—	—	—	(185)	5,169	4	(185)	5,169	4
Mortgage-backed securities
Government sponsored agencies	(11)	3,484	2	(758)	23,928	25	(769)	27,412	27
Collateralized mortgage obligations	—	—	—	(631)	12,065	8	(631)	12,065	8
Corporate debt securities	(61)	4,600	4	(488)	6,548	4	(549)	11,148	8
Total available for sale	$(72)	$8,084	6	$(2,120)	$49,525	43	$(2,192)	$57,609	49

Municipal securities	$(104)	$2,468	6	$(61)	$2,174	4	$(165)	$4,642	10
Total held to maturity	$(104)	$2,468	6	$(61)	$2,174	4	$(165)	$4,642	10

December 31, 2017
Government agency securities	$—	$—	—	$(53)	$1,999	2	$(53)	$1,999	2
Mortgage-backed securities
Government sponsored agencies	(155)	12,583	12	(169)	9,909	10	(324)	22,492	22
Collateralized mortgage obligations	(204)	11,062	5	(80)	1,977	3	(284)	13,039	8
SBA securities	(32)	4,039	2	(67)	1,778	2	(99)	5,817	4
Corporate debt securities	(15)	5,035	2	(33)	1,972	2	(48)	7,007	4
Total available for sale	$(406)	$32,719	21	$(402)	$17,635	19	$(808)	$50,354	40

Municipal securities	$(19)	$2,232	4	$—	$—	—	$(19)	$2,232	4
Total held to maturity	$(19)	$2,232	4	$—	$—	—	$(19)	$2,232	4

The Company did not record any charges for other-than-temporary impairment losses for the twelve months ended December 31, 2018 and 2017.

The Company has no individual investment security amounting to 10% or more of shareholders’ equity.

Following the FAIC merger in 2018, the Company sold $30.2 million in investment securities to rebalance the portfolio for asset/liability management purposes.

Loans

The loan portfolio is the largest category of our earning assets. At December 31, 2018, total loans, net of ALLL, totaled $2.1 billion.

The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31 for the past five years:

	As of December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Loans:
Commercial and industrial	$304,084	14.2	$280,766	22.5	$203,843	18.4	$160,479	20.3	$146,699	20.9
SBA	84,500	3.9	131,421	10.5	158,968	14.3	108,761	13.7	30,714	4.4
Construction and land development	113,235	5.3	91,908	7.4	89,409	8.1	67,593	8.5	93,025	13.3
Commercial real estate (1)	758,721	35.4	496,039	39.7	501,798	45.1	343,434	43.3	372,836	53.2
Mortgage loans held for investment	881,249	41.1	248,940	19.9	156,428	14.1	112,095	14.1	57,161	8.2
Other loans	226	0.0	—	—	—	—	—	—	—	—
Total loans (2)	$2,142,015	100.0	$1,249,074	100.0	$1,110,446	100.0	$792,362	100.0	$700,435	100.0
Allowance for loan losses	(17,577)		(13,773)		(14,162)		(10,023)		(8,848)
Total loans, net	$2,124,438		$1,235,301		$1,096,284		$782,339		$691,587

(1)	Includes non-farm and non-residential real estate loans, multifamily residential and 1-4 family SFR loans originated for a business purpose
(2)	Net of discounts and deferred fees and costs

Net loans increased $889.1 million, or 72.0%, to $2.1 billion at December 31, 2018 as compared to December 31, 2017. The increase in net loans primarily resulted from $715.6 million in loans acquired in connection with the FAIC acquisition, and organic growth of $59.9 million in SFR mortgage and $19.6 million in C&I loans, $131.8 million in CRE loans, $21.3 million in C&D loans, which were partially offset by a decrease in SBA loans of $46.9 million.

C&I loans. We provide a mix of variable and fixed rate C&I loans. The loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and for international trade financing. C&I loans include lines of credit with a maturity of one year or less, C&I term loans with maturities of five years or less, shared national credits with maturities of five years or less, mortgage warehouse lines with a maturity of one year or less, bank subordinated debentures with a maturity of 10 years, purchased receivables with a maturity of two months or less and international trade discounts with a maturity of three months or less. Substantially all of our C&I loans are collateralized by business assets or by real estate.

We originate commercial and industrial lines of credit, term loans, mortgage warehouse lines and international trade discounts which totaled $304.1 million as of December 31, 2018 and $189.2 million at December 31, 2017. The interest rate on these loans are generally Wall Street Journal Prime or Prime rate based.

We purchase shared national credits for the purpose of deploying our excess capital. These loans consist of large syndicated loans to companies with stable credit ratings. We limit these type of loans to 10% of our total loans. These loans are floating rate loans based on LIBOR. The shared national credit portfolio totaled $84.7 million as of December 31, 2018 and $77.7 million as of December 31, 2017.

We originate purchase receivables as a cash management tool. These loans are to large companies with investment grade bond and commercial paper ratings and the purchased receivables are managed through our investment policy.  We limit purchased receivables to 45% of our securities portfolio and 45% of our Tier 1 capital. We had no purchased receivables at December 31, 2018 and $10.4 million at December 31, 2017.

We purchase subordinated debentures of other community banks in limited amounts not to exceed $1.0 million by individual issuer and not more than $10.0 million in total. Most of these loans have a fixed rate for five years then float to LIBOR. The subordinated debentures portfolio totaled $3.5 million at December 31, 2018 and  December 31, 2017.

We also purchase subordinated debentures in our securities portfolio. We decide whether to treat the debenture as a loan or a security based on the liquidity of the asset. We determine liquidity by the size of the offering and by whether the security can be held in electronic form. The total community bank subordinated debenture portfolio amounted to $10 million at December 31, 2018 and December 31, 2017, with $3.5 million classified as loans as of December 31, 2018 and 2017. We started this program after we started issuing our long-term debt in March 2016 in order to offset a portion of the interest rate risk on the long-term debt that we issued.

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

C&I loans increased $23.3 million, or 8.3%, to $304.1 million as of December 31, 2018 compared to $280.8 million at December 31, 2017. This increase resulted primarily from an increase in shared national credits of $17.6 million, an increase in mortgage warehouse lines of $4.4 million, approximately $3.7 million from the FAIC acquisition and a decrease in purchased receivables of $10.4 million.

CRE loans. CRE loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR loans originated for a business purpose. The interest rate for the majority of these loans are Prime based and have a maturity of five years or less except for the SFR loans originated for a business purpose which may have a maturity of one year. At December 31, 2018, approximately 18.2% of the CRE portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV is 75% for CRE loans. The total CRE portfolio totaled $758.7 million at December 31, 2018 and $496.0 million as of December 31, 2017, of which $178.2 million and $204.6 million, respectively, are secured by owner occupied properties. The multi-family residential loan portfolio totaled $215.1 million as of December 31, 2018 and $102.7 million as of December 31, 2017. The SFR loan portfolio originated for a business purpose totaled $35.7 million as of December 31, 2018 and $38.5 million as of December 31, 2017.  Approximately $131.7 million of CRE loans came from the FAIC acquisition.

C&D loans. Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. These loans are typically Prime based and have maturities of less than 18 months. Our loan-to-value policy limits are 75% for construction and land development loans. As of December 31, 2018, our real estate construction loan portfolio was divided among the foregoing categories as follows: $73.2 million, or 64.6%, residential construction;  $34.2 million, or 30.2%, commercial construction; and $5.9 million, or 5.2%, land acquisition and development.

C&D loans increased $21.3 million or 23.2%, to $113.2 million at December 31, 2018 as compared to $91.9 million at December 31, 2017. This increase was primarily due to construction loan originations exceeding loan repayments.

The following table shows the categories of our C&D loan portfolio as of December 31, 2018 and December 31, 2017:

	As of December 31, 2018		As of December 31, 2017
(dollars in thousands)	$	%	$	%
Residential construction	$73,152	64.6	$51,394	55.9
Commercial construction	34,209	30.2	31,758	34.6
Land development	5,874	5.2	8,756	9.5
Total C&D loans	$113,235	100.0	$91,908	100.0

SBA guaranteed loans. We are designated a Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We generally sell the 75% guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel and service businesses for working capital needs or business expansions. SBA loans can have any maturity up to 25 years. Typically, non-real estate secured loans mature in less than 10 years.  Collateral may also include inventory, accounts receivable and equipment, and includes personal guarantees. Our unguaranteed SBA loans collateralized by real estate are monitored by collateral type and are included in our CRE Concentration Guidance.

We originate SBA loans through our branch staff, loan officers and through SBA brokers. For 2018, $29.3 million or 59.4% of SBA loan originations were produced by branch staff and loan officers. The remaining $20.0 million was referred to us through SBA brokers.

As of December 31, 2018 our SBA portfolio totaled $84.5 million of which $17.1 million is guaranteed by the SBA and $67.4 million is unguaranteed, of which $59.9 million is secured by real estate and $7.5 million is unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral. As of December 31, 2018, $37.3 million or 55.4% is secured by hotel/motels; $17.0 million or 25.3% by gas stations; and $13.0 million or 19.4% in other real estate types. We further analyze the unguaranteed portfolio by location. As of December 31, 2018, $25.7 million or 38.2% is located in California; $3.5 million or 5.2% is located in Nevada; $9.2 million or 13.7% is located in Texas; $11.5 million or 17.0% is located in Washington; and $16.9 million or 25.2% is located in other states.

SBA loans decreased $46.9 million, or 35.7%, to $84.5 million at December 31, 2018 compared to $131.4 million at December 31, 2017. This decrease was primarily due to loan sales of $70.4 million, offset by $33.6 million in originations in 2018.  In 2017, we began selling SBA loans quarterly, whereas previously, we primarily sold SBA loans annually in November of each year.

SFR real estate loans. We originate mainly non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel. The loan product is a five- or seven-year hybrid adjustable mortgage which re-prices between five or seven years to the one-year LIBOR plus 3.00%.  The start rate for the five-year hybrid in the Eastern region is 5.50%-5.875% plus 0%-1% in points.  In the Western region we offer a seven-year hybrid and the start rate is 5.50%.  As of December 31, 2018, the average loan-to-value of the portfolio was 58.0%, the average FICO score was 752 and the average duration of the portfolio was approximately 5.6 years. We also offer qualified SFR mortgage loans as a correspondent to a national financial institution.

We originate these non-qualified SFR mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationships with us. During 2018, we originated $243.8 million of such loans through our retail channel, $32.8 million through our wholesale channel, and $448.6 million through our correspondent channel. We sell many of these non-qualified SFR mortgage loans to other Asian-American banks or to FNMA. While our loan sales to date have been primarily to three banks and to FNMA, we are expanding our network of banks who will purchase our SFR loan product.

Except for SFR loans sold to FNMA (which are discussed below), the loans are sold with no representation or warranties and with a replacement feature for the first 90-days if the loan pays off early. As a condition of the sale, the buyer must have the loans audited for underwriting and compliance standards.

During 2018, we originated $737.7 million of SFR mortgage loans and sold $230.8 million to other banks in our market. SFR real estate loans include home equity loans acquired both in the LANB and FAIC mergers. As of December 31, 2018, we had a total of $9.5 million of home equity loans. Total SFR mortgages increased $632.3 million, or 254.0%, to $881.3 million as of December 31, 2018 as compared to $248.9 million at December 31, 2017.

In addition, our SFR mortgage lending unit originates mortgage warehouse lines to our correspondents. These loans are managed in our commercial and industrial lending unit and totaled $19.7 million as of December 31, 2018 and $15.3 million as of December 31, 2017.

In our Eastern region, we originate 15-year and 30-year conforming mortgages, which are sold directly to FNMA within 7 days of funding. From October 16, 2018 through December 31, 2018, we originated and sold $12.5 million of such loans.

SFR real estate loans held for investment, which include $9.5 million of home equity loans, increased $632.3 million, or 254.0%, to $881.2 million as of December 31, 2018 as compared to $248.9 million as of December 31, 2017. In addition, loans held for sale increased $308.7 million or 245.0% to $434.5 million as of December 31, 2018 compared to $125.8 million December 31, 2017. Management plans to maintain a portfolio of mortgage loans held for sale in a range of $150-200 million.  The portfolio of loans held for sale will fluctuate month-to-month as the portfolio increases and is sold.

The loan maturities in the table below are based on contractual maturities as of December 31, 2018.  As is customary in the banking industry, loans that meet underwriting criteria can be renewed by mutual agreement between us and the borrower.  Because we are unable to estimate the extent to which our borrowers will renew their loans, the table is based on contractual maturities.  As a result, the data shown below should not be viewed as an indication of future cash flows.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
C&D
Fixed Rate	$—	$—	$—	$—	$—
Floating Rate	110,961	3,199	—	—	114,160
C&I
Fixed Rate	26,855	1,260	811	13,186	42,112
Floating Rate	98,351	89,644	44,724	28,189	260,908
CRE
Fixed Rate	15,582	72,608	48,129	6,765	143,083
Floating Rate	77,573	63,764	141,118	337,862	620,317
SBA
Fixed Rate	77	—	—	—	77
Floating Rate	7	70	218	83,899	84,194
SFR Mortgage
Fixed Rate	28	146	1,128	874,599	875,900
Floating Rate	—	—	—	9,407	9,407
Other
Fixed Rate	134	—	46	—	180
Floating Rate	—	—	—	—	—
Total Loans	$329,568	$230,690	$236,174	$1,353,906	$2,150,338

Fixed Rate	$42,676	$74,014	$50,113	$894,550	$1,061,353
Floating Rate	286,891	156,677	186,061	459,356	1,088,985
Total Loans	$329,568	$230,690	$236,174	$1,353,906	$2,150,338
Unaccreted discount on acquired loans					$(9,229)
Unamortized deferred loan cost (fees)					$906
Allowance for loan losses					(17,577)
Net Loans					$6,425,115
Mortgage loans held for sale					$434,522

Loan Quality

We use what we believe is a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our loan portfolio. Our underwriting policies and practices govern the risk profile and credit and geographic concentration for our loan portfolio. We also have what we believe to be a comprehensive methodology to monitor these credit quality standards, including a risk classification system that identifies potential problem loans based on risk characteristics by loan type as well as the early identification of deterioration at the individual loan level. In addition to our ALLL, our purchase discounts on acquired loans provide additional protections against credit losses.

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

With our acquisitions of FAB and VCBB, we acquired $16.7 million contractual amount due with a fair value of $9.7 million of PCI loans. The outstanding balance and carrying amount of PCI loans as of December 31, 2018 and December 31, 2017 were zero and $322,000, respectively. For these PCI loans, the Company did not record an ALLL for 2018 or 2017 as there were no significant reductions in the expected cash flows.

Analysis of the ALLL. The following table allocates the ALLL, or the allowance, by category:

	As of December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Loans:
C&I	$3,112	1.02	$3,014	1.07	$2,581	1.27	$2,483	1.55	$2,287	1.56
SBA	1,027	1.22	1,030	0.78	3,345	2.10	1,616	1.49	443	1.44
C&D	1,500	1.32	1,214	1.32	1,206	1.35	835	1.24	1,226	1.32
CRE (2)	6,449	0.85	4,925	0.99	5,952	1.19	3,672	1.07	4,283	1.15
SFR mortgages	5,489	0.62	3,170	1.27	1,078	0.69	1,417	1.26	609	1.07
Unallocated	—	—	420	—	—	—	—	—	—	—
Allowance for loan losses	$17,577	0.82	$13,773	1.10	$14,162	1.28	$10,023	1.26	$8,848	1.26

(1)	Represents the percentage of the allowance to total loans in the respective category.
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and SFR loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $9.2 million at December 31, 2018.  Including the non-accretable credit discount as a percentage of the allowance and credit discounts to loans was 1.25%.

Allowance for loan losses. Our methodology for assessing the appropriateness of the ALLL includes a general allowance for performing loans, which are grouped based on similar characteristics, and a specific allowance for individual impaired loans or loans considered by management to be in a high-risk category. General allowances are established based on a number of factors, including historical loss rates, an assessment of portfolio trends and conditions, accrual status and economic conditions.

For C&I, SBA, CRE, C&D and SFR mortgage loans held for investment, a specific allowance may be assigned to individual loans based on an impairment analysis. Loans are considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment is based on an analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the estimated market value or the fair value of the underlying collateral. Interest income on impaired loans is accrued as earned, unless the loan is placed on nonaccrual status.

Credit-discount on loans purchased through acquisition. Purchased loans are recorded at market value in two categories, credit discount and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of December 31, 2018 and December 31, 2017. We have recorded additional reserves of $1.0 million due to the credit discounts on the bank acquisitions being less than the analysis for loan losses on those acquisitions as of December 31, 2018.

	As of December 31,
(dollars in thousands)	2018	2017
C&I	$105	$139
SBA	50	67
C&D	—	—
CRE	3,369	1,416
SFR mortgages	4,536	67
Total credit discount on purchased loans	$8,060	$1,689
Total remaining balance of purchased loans through acquisition	$758,853	$226,253
Credit-discount to remaining balance of purchased loans	1.06%	0.75%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance.  Net charge-offs (recoveries) to average loans were 0.05% and (0.06)% for the twelve months ended December 31, 2018 and 2017, respectively.

The ALLL was $17.6 million at December 31, 2018 compared to $13.8 million at December 31, 2017. The $3.8 million increase at December 31, 2018 compared to December 31, 2017 was primarily due to loan growth.  In 2017 we had a couple of extraordinary transactions affecting the ALLL.  We received a guaranteed payment on a SBA 7A guaranteed loan of $629,000 in May 2017 that was previously charged-off and the receipt of $3.6 million in July 2017 pursuant to a SBA loan guaranty that we previously fully reserved for in the ALLL, plus the $1.1 million loan loss provision recapture for 2017.

We analyze the loan portfolio, including delinquencies, concentrations, and risk characteristics, at least quarterly in order to assess the overall level of the allowance and nonaccretable discounts. We also rely on internal and external loan review procedures to further assess individual loans and loan pools, and economic data for overall industry and geographic trends.

In determining the allowance and the related provision for credit losses, we consider three principal elements:  (i) valuation allowances based upon probable losses identified during the review of impaired C&I, CRE, C&D loans, (ii) allocations, by loan classes, on loan portfolios based on historical loan loss experience and qualitative factors and (iii) review of the credit discounts in relationship to the valuation allowance calculated for purchased loans.

Provisions for credit losses are charged to operations to record changes to the total allowance to a level deemed appropriate by us.

The following table provides an analysis of the ALLL, provision for credit losses and net charge-offs for the twelve months ended December 31, 2018 and 2017:

	Years Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Balance, beginning of period	$13,773	$14,162	$10,023	$8,848	$7,549
Charge-offs:
SBA	—	(83)	(835)	(422)	(242)
CRE	(701)	—	—	—	—
Total charge-offs	(701)	(83)	(835)	(422)	(242)
Recoveries:
C&I	36	—	—	—	—
SBA	—	747	—	11	—
CRE	—	—	—	200	95
Total recoveries	36	747	—	211	95
Net (charge-offs)/recoveries	(665)	664	(835)	(211)	(147)
Provision for (recapture of) loan losses	4,469	(1,053)	4,974	1,386	1,446
Balance, end of period	$17,577	$13,773	$14,162	$10,023	$8,848
Total loans at end of period (1)	2,142,015	1,249,074	1,110,446	792,362	700,436
Average loans(2)	1,456,480	1,151,965	1,080,448	755,636	660,371
Net charge-offs (recoveries) to average loans	0.05%	-0.06%	0.08%	0.03%	0.02%
Allowance for loan losses to total loans	0.82%	1.10%	1.28%	1.26%	1.26%
Credit-discount on loans purchased through acquisition	8,060	1,689	5,124	877	2,073
ALLL plus credit-discount to total loans	1.20%	1.24%	1.74%	1.38%	1.56%

(1)	Total loans are net of discounts and deferred fees and costs.
(2)	Excludes loans held for sale

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

	As of December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Troubled debt restructured loans:
C&I	$—	$—	$—	$80	$96
SBA	58	—	—	185	—
C&D	276	289	303	315	697
CRE	2,033	2,131	2,253	1,168	2,519
SFR mortgages	—	—	—	—	—
Total troubled debt restructured loans	2,367	2,420	2,556	1,748	3,312
Non-accrual loans:
C&I	—	—	—	—	497
SBA	914	155	3,577	4,365	—
C&D	—	—	—	—	—
CRE	—	—	—	—	—
SFR mortgages	—	—	—	—	—
Total non-accrual loans	914	155	3,577	4,365	497
Loans past due 90 days or more, still accruing:	—	—	—	—	250
Total non-performing loans	3,281	2,575	6,133	6,113	4,059
OREO	1,101	293	833	293	1,161
Nonperforming assets	$4,382	$2,868	$6,966	$6,406	$5,220
Nonperforming loans to total loans	0.15%	0.21%	0.55%	0.77%	0.58%
Nonperforming assets to total assets	0.15%	0.17%	0.50%	0.63%	0.56%

The increase in nonperforming loans at December 31, 2018 was primarily due to the FAIB acquisition.

Our 30-89 day delinquent loans increased to $4.7 million as of December 31, 2018.  Of this amount, all have been brought current or been paid-off except for $1.8 million.

We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2018 and December 31, 2017 while the loans were in nonaccrual status. We recognized interest income on C&I and CRE loans modified under troubled debt restructurings of $260,000 and $328,000 during the years ended December 31, 2018 and December 31, 2017, respectively.

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

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.4 million, or 1.6%, to $147.7 million as of December 31, 2018 as compared to $150.0 million at December 31, 2017.

Goodwill and Other Intangible Assets. Goodwill was $58.4 million at December 31, 2018 and $29.9 million at December 31, 2017. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Our other intangible assets, which consist of core deposit intangibles, were $7.6 million and $1.4 million at December 31, 2018 and December 31, 2017. These core deposit intangible assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 3 to 10 years.

On October 15, 2018, we completed the FAIC acquisition.  FAIC, and its subsidiary FAIB provided commercial and retail banking services primarily to Asian-Americans through eight branches in the metro New York City area.

We acquired FAIC for $34.8 million in cash and $69.6 million in RBB common stock. The identifiable assets acquired of $850.3 million and liabilities assumed of $775.0 million were recorded at fair value. The identifiable assets acquired included the establishment of a $6.7 million core deposit intangible, which is being amortized on an accelerated basis over 10 years. Based upon the acquisition date fair values of the net assets acquired, we recorded $28.4 million of goodwill in our consolidated balance sheet.

Liabilities. Total liabilities increased $1.2 billion to $2.6 billion, or 82.4%, at December 31, 2018 from December 31, 2017, primarily due to the FAIC acquisition and organic deposit growth.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. After discussions with our regulators on the proper way to measure core deposits, we now track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2018, the Bank considers $2.0 billion or 91.1% of our deposits as core relationships.  As of December 31, 2018, our top ten deposit relationships totaled $360.0 million, of which two are related to directors and shareholders of the Company for a total of $63.6 million or 17.7% of our top ten deposit relationships. As of December 31, 2018, our directors and shareholders with deposits over $250,000 totaled $114.1 million or 8.2% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates at December 31, 2018 and December 31, 2017:

	Year Ended
	December 31, 2018		December 31, 2017		December 31, 2016
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$310,282	—	$221,425	—	$151,441	—
Interest-bearing:
NOW	24,591	0.32	19,619	0.23	18,848	0.25
Savings	46,260	0.38	34,939	0.46	34,149	0.49
Money market	376,479	1.10	295,932	0.73	252,472	0.66
Time, less than $250,000	369,416	1.59	312,975	1.16	311,071	0.91
Time, $250,000 and over	400,046	1.67	369,482	1.16	354,733	1.17
Total interest-bearing	1,216,792		1,032,947		971,273
Total deposits	$1,527,074		$1,254,372		$1,122,714

The following table sets forth the maturity of time deposits of $250,000 or more as of December 31, 2018:

	As of December 31, Maturity Within:
(dollars in thousands)	Three Months	After Three to Six Months	After Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$116,845	$127,771	$197,153	$37,404	$479,173
Wholesale deposits (1)	3,915	2,088	5,441	6,841	18,285
Time, brokered	63,603	47,907	—	2,400	113,910
Total	$184,363	$177,766	$202,594	$46,645	$611,368

(1)	Wholesale deposits are defined as time deposits under $250,000 originated through via internet rate line and/or through other deposit originators, and are considered non-core deposits.

We acquired time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits as of December 31, 2018 was $132.2 million or 6.2% of total deposits. The balances of such deposits as of December 31, 2017 were $29.5 million.

Total deposits increased $806.8 million to $2.1 billion at December 31, 2018 as compared to $1.3 billion at December 31, 2017, as a result of the FAIC acquisition. As of December 31, 2018, total deposits were comprised of 20.5% noninterest-bearing demand accounts, 27.0% interest-bearing non-maturity deposit accounts and 52.5% of time deposits.

Short-Term Borrowings. Short-term borrowings, such as federal funds purchased and FHLB advances, are used as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets, in addition to deposits. The weighted average interest rate on our short-term borrowings was 2.09% and 0.78% for the years ended December 31, 2018 and December 31, 2017, respectively.  The following table sets forth information on our short-term FHLB advances during the periods presented:

	Years Ended December 31, September 30,
(dollars in thousands)	2018	2017	2016
Outstanding at period-end	$319,500	$25,000	$—
Average amount outstanding	$124,990	$4,603	$6,494
Maximum amount outstanding at any month-end	$319,500	$25,000	$20,000
Weighted average interest rate:
During period	2.07%	0.78%	0.54%
End of period	2.56%	0.51%	0.60%

Long-Term Debt. Long-term debt consists of subordinated notes.  As of December 31, 2018 the amount subordinated notes outstanding was $103.7 million as compared to $49.5 million at December 31, 2017.  In March and April 2016, we issued an aggregate of $50 million of subordinated notes for aggregate proceeds of $49.4 million. The subordinated notes have a maturity date of April 1, 2026 at a fixed rate of 6.5% for the first five years and a floating rate based on the three-month London Interbank Offered Rate (LIBOR) plus 516 basis points thereafter. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt.

In November 2018, the Company issued $55 million in fixed-to-floating rate subordinated notes due December 1, 2028.  The Notes bear a fixed rate of 6.18% for the first five years and will reset quarterly thereafter to the then-current three-month LIBOR rate plus 315 basis points.  The Notes were assigned an investment grade rating of BBB by the Kroll Bond Rating Agency, Inc.  Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt.

The Company used the net proceeds from both subordinated debt offerings for general corporate purposes, including providing capital to the Bank and maintaining adequate liquidity at Bancorp.  The subordinated notes qualified as Tier 2 capital for Bancorp for regulatory purposes and the portion that Bancorp contributed to the Bank qualified as Tier 1 capital for the Bank.

In connection with the November 2018 issuance of subordinated notes, Bancorp entered into a registration rights agreement with the purchasers of such notes pursuant to which the Company agreed to take certain actions to provide for the exchange of the notes for subordinated notes that are registered under the Securities Act and that have substantially the same terms as the privately issued notes. The exchange of notes was completed on March 22, 2019.

Subordinated Debentures. In 2016, Bancorp acquired $5.2 million of subordinated debentures as part of the TFC acquisition (TFC Trust) and recorded it at fair value of $3.3 million. The fair value adjustment is being accreted over the remaining life of the securities. . These debentures mature on March 15, 2037 and have a variable rate of interest equal to the three-month LIBOR plus 1.65%.

In October 2018, the Company, through the acquisition of FAIC, acquired FAIC Trust. The FAIC Trust issued  thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7,000,000 to an independent investor, and all of its common securities, amounting to $217,000, financed by the issuance of $7.2 million of debentures.  There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at December 31, 2018, was 5.04%.

As of December 31, 2018 and December 31, 2017, we had $9.5 million and $3.4 million, respectively, of subordinated debentures from both the TFC and FAIC acquisitions

In July 2017, British banking regulators announced plans to eliminate the LIBOR rate by the end of 2021, before these subordinated notes and debentures mature.  For these subordinated notes and debentures, there are provisions for amendments to establish a new interest rate benchmark.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available for sale investment securities.

Shareholders’ equity increased $109.4 million, or 41.2%, to $374.6 million during 2018 due to $69.6 million from the issuance of shares of Bancorp common stock in exchange for FAIC common stock, $36.1 million of net income, and $9.6 million of additional paid in capital from the exercise of stock options, and  partially offset by $5.7 million of cash dividends declared during the year. The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on available for sale securities.

On July 27, 2017, we completed our initial public offering of 3,750,000 shares at a price to the public of $23.00 per share and a total gross proceeds of $86,250,000. The offering was originally 3,000,000 shares but due to demand, we increased it to 3,750,000 shares. Bancorp sold 2,857,756 shares and selling shareholders sold 892,244 shares of Bancorp’s common stock. The offering resulted in gross proceeds to Bancorp of approximately $65.7 million. Bancorp contributed $25.0 million of the net proceeds received from the offering to the Bank.  The increase to capital net of expenses was approximately $60.2 million.

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

As of December 31, 2018 and December 31, 2017, we had $49.0 million of unsecured federal funds lines, with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window at December 31, 2018 and December 31, 2017 were $14.0 million and $14.0 million, respectively.  Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $25.8 million and $25.8 million as of December 31, 2018 and December 31, 2017, respectively. We did not have any borrowings outstanding with the Federal Reserve at December 31, 2018 and December 31, 2017 and our borrowing capacity is limited only by eligible collateral.

At December 31, 2018 we had $319.5 million in FHLB advances outstanding and $25.0 at December 31, 2017. Based on the values of loans pledged as collateral, we had $119.9 million and $323.3 million of additional borrowing capacity with the FHLB as of December 31, 2018 and December 31, 2017, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

Bancorp is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. Bancorp’s main source of funding is dividends declared and paid to us by the Bank and RAM. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to Bancorp. Management believes that these limitations will not impact our ability to meet our ongoing short-term cash obligations.

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

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of December 31, 2018 and December 31, 2017. We and the Bank exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at December 31, 2018	Ratio at December 31, 2017	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	11.80%	14.35%	4.00%	4.00%	N/A
Bank	13.66%	14.50%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk- Based Capital Ratio (1)
Consolidated	15.28%	17.54%	4.50%	7.00%	N/A
Bank	18.17%	17.42%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	15.74%	17.80%	6.00%	8.50%	N/A
Bank	18.17%	17.42%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	21.71%	22.55%	8.00%	10.50%	N/A
Bank	19.07%	18.47%	8.00%	10.50%	10.00%

(1)	The common equity tier 1 risk-based ratio, or CET1, is a new ratio created by the Basel III regulations beginning January 1, 2015.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at December 31, 2018:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,018,011	$—	$—	$—	$1,018,011
Time deposits	967,811	152,567	5,652	—	1,126,030
FHLB advances	319,500	—	—	—	319,500
Long-term debt	—	—	—	103,708	103,708
Subordinated debentures	—	—	—	9,506	9,506
Leases	5,610	8,720	6,406	9,149	29,885
Total contractual obligations	$2,310,932	$161,287	$12,058	$122,363	$2,606,640

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

Non-GAAP Financial Measures

Some of the financial measures included in this Annual Report on Form 10-K are not measures of financial performance recognized by GAAP. These non-GAAP financial measures include “tangible common equity to tangible assets”, “tangible book value per share”, “return on average tangible common equity”, “adjusted earnings”, “adjusted diluted earnings per share”, “adjusted return on average assets”, and “adjusted return on average tangible common equity”. Our management uses these non-GAAP financial measures in its analysis of our performance.

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

(dollars in thousands)	December 31, 2018	December 31, 2017
Tangible common equity:
Total shareholders' equity	$374,621	$265,176
Adjustments
Goodwill	(58,383)	(29,940)
Core deposit intangible	(7,601)	(1,438)
Tangible common equity	$308,637	$233,798
Tangible assets:
Total assets-GAAP	$2,974,002	$1,691,059
Adjustments
Goodwill	(58,383)	(29,940)
Core deposit intangible	(7,601)	(1,438)
Tangible assets:	$2,908,018	$1,659,681
Common shares outstanding	20,000,022	15,908,893
Tangible common equity to tangible assets ratio	10.61%	14.09%
Tangible book value per share	$15.43	$14.70

Regulatory Reporting to Financial Statements

Some of the financial measures included in this Annual Report on Form 10-K differ from those reported on the FRB Y-9C report. These financial measures include “core deposits to total deposits” and “net non-core funding dependency ratio”. Our management uses these financial measures in its analysis of our performance.

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

	As of
(dollars in thousands)	December 31, 2018	December 31, 2017
Adjusted core deposit to total deposit ratio and net non-core funding dependency ratio:
Core deposits (1)	$1,670,572	$990,824
Adjustments to core deposits:
CDs > $250,000 considered core deposits (2)	468,773	180,751
Less brokered deposits considered non-core	(113,832)	—
Less internet deposits < $250,000 considered non-core (3)	(18,286)	(29,467)
Less other deposits not considered core (4)	(52,002)	(136,943)
Adjusted core deposits	1,955,225	1,005,165
Total deposits	$2,144,041	$1,337,281
Adjusted core deposits to total deposits ratio	91.19%	75.16%

(1)	Core deposits comprise all demand and savings deposits of any amount plus time deposits less than $250,000.
(2)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.
(3)	Comprised of internet and outside deposit originator time deposits less than $250,000 which are not considered to be core deposits.
(4)

Comprised of demand and savings deposits in relationships over $250,000 which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.

Net Non-Core Funding Dependency Ratio. Management measures net non-core funding dependency ratio by using the data provided under “Core Deposits to Total Deposits Ratio” on the prior page to make adjustments to the traditional definition of net non-core funding dependency ratio. The traditional net non-core funding dependency ratio measures non-core funding sources less short term assets divided by total earning assets. The ratio indicates the dependency of the Company on non-core funding. The following table reconciles the adjusted net non-core dependency ratio.

	As of
(dollars in thousands)	December 31, 2018	December 31, 2017
Non-core deposits (1)	$473,469	$346,457
Adjustment to Non-core deposits
CDs > $250,000 considered core deposits (2)	(468,773)	(180,751)
Brokered deposits	113,832	—
Internet deposits considered non-core (3)	18,286	29,467
Other deposits not considered core	52,002	136,943
Adjusted non-core deposits	188,816	332,116
Short term borrowings outstanding	319,500	25,000
Adjusted non-core liabilities (A)	508,316	357,116
Short term assets (4)	148,285	150,648
Adjustment to short term assets:
Purchased receivables with maturities less wthan 90-days	—	10,354
Adjusted short term assets (B)	148,285	161,002
Net non-core funding (A-B)	$360,031	$196,114
Total earning assets	$2,808,803	$1,600,534
Adjusted net non-core funding dependency ratio	12.82%	12.25%

(1)	Non-core deposits are time deposits greater than $250,000
(2)	Time deposits to core customers over $250,000
(3)	Internet and outside deposit originator time deposits less than $250,000
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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
December 31, 2018:
Dollar change	9,392	3,706	$508	$806
Percent change	9.56%	3.77%	0.52%	0.82%
December 31, 2017:
Dollar change	(3,052)	(1,664)	4,805	9,659
Percent change	-4.78%	-2.60%	7.52%	15.11%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models gradual −200, −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

We are within board policy limits for the +/-100 and +/-200 basis point scenarios. The NII at Risk reported at December 31, 2018, projects that our earnings are expected to be neutral to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets increased resulting in a position shift from slightly asset sensitive to neutral.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
December 31, 2018:
Dollar change	$(117,375)	$(57,011)	$(1,852)	$(6,558)
Percent change	-28.33%	-13.76%	-0.45%	-1.58%
December 31, 2017:
Dollar change	(53,592)	(30,319)	12,966	22,307
Percent change	-16.71%	-9.45%	4.04%	6.96%

The EVE results included in the table above reflect the analysis used quarterly by management.  It models immediate −200, −100, +100 and +200 basis point parallel shifts in market interest rates.

We are within board policy limits for the +100 and +200 basis point scenarios, and slightly over board policy limits in the −200 and −100 basis point scenarios.   The EVE reported at December 31, 2018 projects that as interest rates increase immediately, the economic value of equity position will be expected to decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.  Management has developed a plan to bring the percent change in EVE into compliance with board policy within the next twelve months.

Price Risk. Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and subject to fair value accounting. We have price risk from the available for sale SFR mortgage loans and fixed-rate available for sale securities.

Basis Risk. Basis risk represents the risk of loss arising from asset and liability pricing movements not changing in the same direction. We have basis risk in the SFR mortgage loan portfolio, the multifamily loan portfolio and our securities portfolio.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

RBB Bancorp and Subsidiaries

Los Angeles, California

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RBB Bancorp and Subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated income statements and statements of comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements").

We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, and as well as evaluating the overall presentation of the financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Vavrinek, Trine, Day & Co., LLP

We have served as the Company's auditor since 2008.

Laguna Hills, California

March 27, 2019

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands, except for share amounts)

	2018	2017
Assets
Cash and due from banks	$147,685	$70,048
Federal funds sold and other cash equivalents	—	80,000
Cash and cash equivalents	147,685	150,048

Interest-earning deposits in other financial institutions	600	600

Securities:
Available for sale	73,762	64,957
Held to maturity (fair value of $9,940 and $10,250 at December 31, 2018 and December 31, 2017, respectively)	9,961	10,009
Mortgage loans held for sale	434,522	125,847

Loans held for investment:
Real estate	1,762,864	839,230
Commercial	387,474	410,812
Total loans	2,150,338	1,250,042
Unaccreted discount on acquired loans	(9,229)	(2,762)
Deferred loan costs (fees), net	906	1,794
	2,142,015	1,249,074
Allowance for loan losses	(17,577)	(13,773)
Net loans	2,124,438	1,235,301

Premises and equipment	17,307	6,583
Federal Home Loan Bank (FHLB) stock	9,707	6,770
Net deferred tax assets	4,642	6,086
Income tax receivable	656	272
Other real estate owned (OREO)	1,101	293
Bank owned life insurance (BOLI)	33,578	32,782
Goodwill	58,383	29,940
Servicing assets	17,370	5,957
Core deposit intangibles	7,601	1,438
Accrued interest and other assets	32,689	14,176
Total assets	$2,974,002	$1,691,059

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands, except for share amounts)

Liabilities and Shareholders’ Equity	2018	2017
Deposits:
Noninterest-bearing demand	$438,764	$285,690
Savings, NOW and money market accounts	579,247	411,663
Time deposits under $250,000	532,395	293,471
Time deposits $250,000 and over	593,635	346,457
Total deposits	2,144,041	1,337,281

Reserve for unfunded commitments	688	282
FHLB advances	319,500	25,000
Long-term debt, net of debt issuance costs	103,708	49,528
Subordinated debentures	9,506	3,424
Accrued interest and other liabilities	21,938	10,368
Total liabilities	2,599,381	1,425,883

Commitments and contingencies - Note 7 and 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 20,000,022 shares issued and outstanding at December 31, 2018 and 15,908,893 shares at December 31, 2017	288,610	205,927
Additional paid-in capital	5,659	8,426
Retained earnings	81,618	51,266
Non-controlling interest	72
Accumulated other comprehensive income (loss) - net unrealized loss on securities available for sale, net of tax of $895 at December 31, 2018 and $104 December 31, 2017	(1,338)	(443)
Total shareholders’ equity	374,621	265,176
Total liabilities and shareholders’ equity	$2,974,002	$1,691,059

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share amounts)

	2018	2017	2016
Interest and dividend income:
Interest and fees on loans	$97,480	$70,289	$65,888
Interest on interest-earning deposits	1,002	940	334
Interest on investment securities	2,351	1,406	872
Dividend income on FHLB stock	650	472	800
Interest on federal funds sold and other	632	997	295
Total interest income	102,115	74,104	68,189
Interest expense:
Interest on savings deposits, now and money market accounts	4,408	2,382	1,975
Interest on time deposits	12,548	7,891	6,968
Interest on subordinated debentures and other	4,083	3,629	2,547
Interest on other borrowed funds	2,606	36	217
Total interest expense	23,645	13,938	11,707
Net interest income	78,470	60,166	56,482
Provision (recapture) for credit losses	4,469	(1,053)	4,974

Net interest income after provision (recapture) for credit losses	74,001	61,219	51,508
Noninterest income:
Service charges, fees and other	2,679	2,111	1,758
Gain on sale of loans	7,126	9,318	5,847
Loan servicing fees, net of amortization	850	722	615
Recoveries on loans acquired in business combinations	1,385	84	170
Increase in bank owned life insurance	797	824	560
Gain on sale of securities	5	—	19
Gain on sale of OREO	—	142	—
Loss on sale of fixed assets	—	—	(3)
	12,842	13,201	8,966
Noninterest expense:
Salaries and employee benefits	23,254	16,821	13,784
Occupancy and equipment expenses	4,554	2,940	3,098
Data processing	2,323	1,622	2,018
Legal and professional	1,714	331	1,565
Office expenses	890	679	598
Marketing and business promotion	1,143	837	542
Insurance and regulatory assessments	951	799	883
Amortization of intangibles	575	355	372
OREO expenses	24	28	28
Merger expenses	1,658	37	—
Other expenses	3,551	3,174	5,018
	40,637	27,623	27,906
Income before income taxes	46,206	46,797	32,568
Income tax expense	10,101	21,269	13,489
Net income	$36,105	$25,528	$19,079

Net income per share
Basic	$2.11	$1.81	$1.49
Diluted	$2.01	$1.68	$1.39
Cash dividends declared per common share	$0.35	$0.38	$0.20

Weighted-average common shares outstanding
Basic	17,151,222	14,078,281	12,800,990
Diluted	17,967,653	15,238,365	$13,695,900

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, (In thousands)

	2018	2017	2016
Net income	$36,105	$25,528	$19,079

Other comprehensive (loss):
Unrealized gains (losses) on securities available for sale:
Change in unrealized gains (losses)	(1,266)	(176)	(107)
Reclassification of gains recognized in net income	(5)	—	(19)
	(1,271)	(176)	(126)
Related income tax effect:
Change in unrealized gains (losses)	376	72	44
Reclassification of gains recognized in net income	—	—	8
	376	72	52

Total other comprehensive (loss)	(895)	(104)	(74)

Total comprehensive income	$35,210	$25,424	$19,005

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 (In thousands, except share amounts)

						Accumulated
			Additional	Non-		Other
	Common Stock		Paid-in	Controlling	Retained	Comprehensive
	Shares	Amount	Capital	Interest	Earnings	Income (Loss)	Total
Balance at January 1, 2016	12,770,571	$141,873	$7,706	$—	$14,259	$(193)	$163,645
Net income					19,079		19,079
Stock-based compensation			894				894
Cash dividend					(2,554)		(2,554)
Stock options exercised, including tax benefits of $10	57,232	778	(183)				595
Other comprehensive loss, net of taxes						(74)	(74)
Balance at December 31, 2016	12,827,803	$142,651	$8,417	$—	$30,784	$(267)	$181,585

Net income					25,528		25,528
Stock-based compensation			779				779
Cash dividend					(5,118)		(5,118)
Stock options exercised	223,334	3,066	(770)				2,296
Issuance of common stock, net of issuance costs of $5,518	2,857,756	60,210					60,210
Other comprehensive loss, net of taxes						(104)	(104)
Reclassification of stranded tax effects from change in tax rates					72	(72)	—
Balance at December 31, 2017	15,908,893	$205,927	$8,426	$—	$51,266	$(443)	$265,176

Net income					36,105		36,105
Stock-based compensation			684				684
Restricted stock award	43,425						—
Cash dividend				—	(5,753)		(5,753)
Stock options exercised	1,035,942	13,080	(3,451)				9,629
Issuance of common stock for acquisition	3,011,762	69,603					69,603
Non-controlling interest				72			72
Other comprehensive loss, net of taxes						(895)	(895)
Balance at December 31, 2018	20,000,022	$288,610	$5,659	$72	$81,618	$(1,338)	$374,621

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

(In thousands)

	2018	2017	2016
Operating activities
Net income	$36,105	$25,528	$19,079
Adjustments to reconcile net income to net cash from
Operating activities:
Depreciation and amortization of premises, equipment and intangibles	1,681	1,273	1,360
Net amortization (accretion) of securities, loans, deposits, and other	(1,754)	(4,801)	(7,199)
Amortization of affordable housing tax credits	644	316	14
Provision (recapture) for loan losses	4,469	(1,053)	4,974
Stock-based compensation	684	779	894
Deferred tax expense (benefit)	(383)	5,083	1,289
Gain on sale of securities	(5)	—	(19)
Gain on sale of loans	(7,126)	(9,318)	(5,847)
Gain on sale of OREO	—	(142)	—
Increase in bank owned life insurance	(797)	(824)	(560)
Loans originated and purchased for sale	(413,450)	(254,629)	(184,030)
Proceeds from loans sold	301,894	265,497	221,328
Other items	(6,610)	1,074	4,936
Net cash from operating activities	(84,648)	28,783	56,219
Investing activities
Net (increase) decrease in interest-earning deposits	—	(255)	9,437
Securities available for sale:
Purchases	(74,171)	(29,557)	(12,485)
Maturities, prepayments and calls	64,008	4,353	4,403
Sales	44,591	—	5,083
Securities Held to Maturity:
Purchases	—	(4,926)	—
Maturities, Prepayments and Calls	—	1,100	—
Purchase of other equity securities, net	(8,140)
Purchase of FHLB stock	(2,937)	(837)	(3,265)
Purchase of investment in qualified affordable housing projects	(1,911)	(5,000)	(1,000)
Net (increase) decrease in loans	(366,415)	(218,897)	40,290
Proceeds from sales of OREO	—	257	—
Purchase of bank owned life insurance	—	(10,000)	—
Net cash acquired (paid) in connection with acquisition	25,073	—	(35,051)
Purchases of premises and equipment	(2,488)	(684)	(210)
Net cash from investing activities	(322,390)	(264,446)	7,202
Financing activities
Net (decrease) increase in demand deposits and savings accounts	(9,807)	226,382	(47,679)
Net increase (decrease) in time deposits	186,588	(41,772)	(58,235)
Net change in FHLB advances	170,000	25,000	—
Cash dividends paid	(5,753)	(5,118)	(2,554)
Issuance of subordinated debentures, net of issuance costs	54,018	—	49,274
Issuance of common stock, net of issuance costs	—	60,210	—
Stock options exercised	9,629	2,296	595
Net cash from financing activities	404,675	266,998	(58,599)
Net (decrease) increase in cash and cash equivalents	(2,363)	31,335	4,822
Cash and cash equivalents at beginning of period	150,048	118,713	113,891
Cash and cash equivalents at end of period	$147,685	$150,048	$118,713
.
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$19,993	$13,848	$12,342
Taxes paid	$9,335	$16,935	$12,515
Non-cash investing and financing activities:
Transfer of loan to available for sale securities	$—	$1,000	$—
Transfer from loans to OREO	$808	$—	$540
Transfer of loans to held for sale	$186,503	$165,651	$71,626
Loan to facilitate OREO	$—	$425	$—
Securities held to maturity transferred to available for sale	$—	$—	$433
Net change in unrealized holding gain on securities available for sale	$(1,276)	$(176)	$(107)

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

NOTE 1 - BUSINESS DESCRIPTION

RBB Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, Royal Business Bank ("Bank") and RBB Asset Management Company ("RAM"), collectively referred to herein as "the Company". At December 31, 2018, the Company had total assets of $3.0 billion, gross loans of $2.1 billion, total deposits of $2.1 billion and total stockholders' equity of $374.6 million. On July 31, 2017, the Company completed its initial public offering of 3,750,000 shares at a price to the public of $23.00 per share. The Company’s stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

Royal Business Bank provides business banking services to the Chinese-American communities in Los Angeles County, Orange County, Ventura County and in Las Vegas and New York City metropolitan area, including remote deposit, E-banking, mobile banking, commercial and investor real estate loans, business loans and lines of credit, SBA 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts. RAM was formed to hold and manage problem assets acquired in business combinations.

The Company operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, West Los Angeles, Irvine, and Westlake Village, California; Las Vegas, Nevada; and Manhattan, Brooklyn, Flushing, and Elmhurst, New York. The Company's primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

The Company generates its revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities. The Company also derives income from noninterest sources, such as fees received in connection with various lending and deposit services, residential mortgage loan originations, loan servicing, gain on sales of loans and wealth management services. The Company’s principle expenses include interest expense on deposits and subordinated debentures, and operating expenses, such as salaries and employee benefits, occupancy and equipment, data processing, and income tax expense.

As part of the FAIC acquisition, the Company acquired FAIB Capital Corp. (FAICC) that was formed on January 29, 2014.  FAICC is a real estate investment trust subsidiary of the Bank.

The Company has completed five acquisitions from July 8, 2011 through October 15, 2018, including the acquisition of TFC Holding    Company on February 19, 2016 and First American International Corp. on October 15, 2018. The acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. See Note 3. Acquisitions, for more information about the FAIC acquisition.

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

RBB Bancorp was formed in January 2011 as a bank holding company, and in 2018 changed to a financial holding company.  RAM was formed in 2012 to hold and manage problem assets acquired in business combinations.

In connection with the 2018 acquisition of FAIC, the Company acquired a real estate investment trust (“REIT”) as a subsidiary of the Bank and is a New York State corporation.  In addition to the REIT, the Company acquired four inactive subsidiaries:  FAIC Insurance Services (a New York corporation formed in 2006), P4G8, LLC, FAIB Reacquisitions I, LLC and FAIB REO Acquisition II, LLC.  These inactive subsidiaries are in the process of being dissolved.

We acquired two statutory business trusts:  TFC Statutory Trust in 2016 and FAIC Statutory Trust in 2018.  These trusts issued  trust preferred securities representing  undivided preferred beneficial interests in the assets of the Trusts.  The proceeds of these trust preferred securities were invested in certain securities issued by us, with similar terms to the relevant series of securities issued by the Trusts, which we refer to as subordinated debentures.

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

Cash and Due from Banks

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The reserves required to be held as of December 31, 2018 and 2017 were $24.5 million and $19.7 million, respectively.  The Company maintains amounts in due from bank accounts, which may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Interest-Bearing Deposits in Other Financial Institutions

Interest-bearing deposits in other financial institutions not included in cash and cash equivalents are carried at cost.

Investment Securities

Investment securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities not classified as held to maturity are classified as available for sale.  Equity securities with readily determinable fair values are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premiums or discounts.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows; OTTI related to credit loss, which must be recognized in the income statement and; OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.  For equity securities, the entire amount of impairment is recognized through earnings.

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

Gains on sales of mortgage and SBA loans totaled $7.1 million, $9.3 million, and $5.8 million in 2018, 2017, and 2016, respectively.  Gains on sale of mortgage loans totaled $4.3 million, $3.7 million, and $3.4 million, and gains on sale of SBA loans totaled $2.8 million, $5.6 million, and $2.4 million in 2018, 2017, and 2016 respectively.

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

Goodwill and Other Intangible Assets

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually.  The Company has selected December 31 as the date to perform the annual impairment test.  Goodwill amounted to $58.4 million and $29.9 million as of December 31, 2018 and 2017, respectively, and is the only intangible asset with an indefinite life on the balance sheet.  No impairment was recognized on goodwill during 2018 and 2017.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions.   CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years.  CDI was recognized in the 2013 acquisition of Los Angeles National Bank and in the 2016 acquisition of TFC Holding Company and in the 2018 acquisition of FAIC.  The unamortized balance as of December 31, 2018 and 2017 was $7.6 million and $1.4 million, respectively.  CDI amortization expense was $575,000, $355,000, and $372,000 in 2018, 2017 and 2016, respectively.

Estimated CDI amortization expense for the next 5 years is as follows (dollars in thousands):

Year ending December 31:
2019	$1,501
2020	1,285
2021	1,056
2022	879
2023	749
Thereafter	2,131
Total	$7,601

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

FHLB Stock and Other Equity Securities

The Company is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

The Company also owns equity investment in Pacific Coast Bankers’ Bank (“PCBB”) and Atlantic Community Bankers’ Bank (“ACBB”).  The Company adopted ASU 2016-01 on January 1, 2019, and elected the measurement alternative for measuring equity securities without readily determinable fair values at cost less impairment, plus or minus observable price changes in orderly transactions.  As of December 31, 2018, the carrying amount of equity securities without readily determinable fair values were $217,000 for PCBB and $60,000 for ACBB.  An estimated gain of $107,000 from PCBB and $40,000 from ACBB based on observable activity in these securities will be recorded in the first quarter of 2019.

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

Retirement Plans

The Company established a 401(k) plan in 2010.  The Company contributed $341,000, $272,000, and $221,000 in 2018, 2017, and 2016, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or “Update”) 2014-09, Revenue from Contracts with Customers (Topic 606).  This Update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.  The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Our revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Accordingly, the majority of the Company’s revenues will not be affected.  In addition, the standard does not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the standard.  As an emerging growth company, the Company plans to adopt ASU 2014-09 as of January 1, 2019, utilizing the modified prospective approach.  The Company performed an overall assessment of revenue streams potentially affected by the ASU, including certain deposit related fees and interchange fees, to determine the impact this guidance will have on our consolidated financial statements.  For the nine months ended September 30, 2018, the Company estimates approximately 20% of non-interest income (primarily fees on deposit accounts, other fees and other income)  is within the scope of this ASU, with approximately 80% out-of-scope (primarily gains on loan sales, BOLI income, net loan servicing income and letter of credit commissions).

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).  Changes made to the current measurement model primarily affect the accounting for equity securities and readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  Investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock issued to member financial institutions are not subject to this guidance. Instead, FHLB and FRB stock would continue to be accounted for at cost less impairment under ASC 942-325-35-3. The ASU’s impairment guidance on equity investments for which fair value is not readily determinable also does not apply to FHLB or FRB stock. This Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and one year later for nonpublic business entities.  Based upon an evaluation of the guidance in ASU 2016-01 the Company determined the ASU will not have a material impact on the Company’s consolidated financial statements as the accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  The Company adopted this ASU as of January 1, 2019 but will continue to monitor any updates to the guidance.

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

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which is intended to enhance “the accounting for the amortization of premiums for purchased callable debt securities.” This Update shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument.  The amendments in this Update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The ASU’s amendments are effective for emerging growth companies for interim and annual periods beginning after December 15, 2019. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principles. The implementation of the provisions of ASU 2017-08 will most likely not have a material impact the Company’s consolidated financial statements. As of December 31, 2018, the unamortized premium on purchased callable debt securities was an immaterial 0.91% of those securities book value.  The Company will continue to assess the potential impact that this ASU will have on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  This Update provides additional guidance to ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (CCA), on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) apply to entities that are a customer in a hosting arrangement. This Update applies to entities that are a customer in a hosting arrangement, which is a service contract.  Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed.  This Update also require the customer to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement.  This Update are effective for an emerging growth company for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  This Update could be material should RBB incur implementation costs for a CCA that is a service contract.

NOTE 3 – ACQUISITIONS

First American International Bancorp Acquisition:

On October 15, 2018, the Company acquired all the assets and assumed all the liabilities of First American International Bancorp in exchange for cash of $34.8 million and RBB stock valued at $69.6 million from issuance of 3,011,762 common shares at $23.11 per share. FAIC operated nine branches in the New York City metropolitan area. The Company acquired FAIC to strategically establish a presence in the New York area. Goodwill in the amount of $28.4 million was recognized in this acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of FAIC as of October 15, 2018 and the fair value adjustments and amounts recorded by the Company in 2018 under the acquisition method of accounting:

	FAIC	Fair Value	Fair
(dollars in thousands)	Book Value	Adjustments	Value
Assets acquired
Cash and cash equivalents	$55,891	$—	$55,891
Fed funds sold	218	—	218
Interest-bearing deposits in other financial Institutions	3,801	—	3,801
Investments - held to maturity	30,814	(611)	30,203
Investments - available for sale	14,388	—	14,388
Mortgage loans held for sale	1,915	—	1,915
Loans, gross	721,732	(6,161)	715,571
Allowance for loan losses	(9,583)	9,583	—
Bank premises and equipment	5,785	3,439	9,224
Mortgage servicing rights	11,274	(660)	10,614
Core deposit premium	—	6,738	6,738
Other assets	3,518	(2,119)	1,399
Total assets acquired	$839,753	$10,209	$849,962
Liabilities assumed
Deposits	$629,609	$94	$629,703
FHLB advances	124,500	—	124,500
Subordinated debentures	7,217	(1,241)	5,976
Other liabilities	14,940	(1,153)	13,787
Total liabilities assumed	776,266	(2,300)	773,966
Excess of assets acquired over liabilities assumed	63,487	12,509	75,996
	$839,753	$10,209
Stock consideration			69,602
Cash paid			34,837
Goodwill recognized			$28,443

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

The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date.  The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected.  As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since acquisition.  Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value and gross contractual amounts receivable of $715.6 million and $721.7 million on the date of acquisition.

None of the loans acquired had evidence of deterioration of credit quality since origination for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable.

In accordance with generally accepted accounting principles there was no carryover of the allowance for loan losses that had been previously recorded by FAIC.

The operating results of the Company for the twelve months ending December 31, 2018 include the operating results of FAIC since its acquisition date of October 15, 2018.  The following table presents the net interest and other income, net income and earnings per share as if the merger with FAIC was effective as of January 1, 2018.  The unaudited pro forma information in the following table is intended for informational purpose only and is not necessarily indicative of our future operating results or operating results that would have occurred had the merger been completed at the beginning of the year.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	Year Ended December 31,
	2018	2017	2016
Net interest and other income	$122,640	$120,778	$103,966
Net income	37,084	31,559	23,665
Basic earnings per share	1.87	1.85	1.50
Diluted earnings per share	1.80	1.73	1.42

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of securities available for sale and held to maturity at December 31, 2018 and 2017, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,873	$—	$(58)	$1,815
SBA agency securities	5,354	—	(185)	5,169
Mortgage-backed securities
Government sponsored agencies	23,125	—	(584)	22,541
Collateralized mortgage obligations	12,696	1	(631)	12,066
Corporate debt securities	32,615	105	(549)	32,171
	$75,663	$106	$(2,007)	$73,762

Held to maturity
Municipal taxable securities	$4,290	$142	$—	$4,432
Municipal securities	5,671	1	(164)	5,508
	$9,961	$143	$(164)	$9,940

December 31, 2017
Available for sale
Government agency securities	$2,052	$—	$(53)	$1,999
SBA agency securities	5,916	—	(99)	5,817
Mortgage-backed securities
Government sponsored agencies	26,519	17	(324)	26,212
Collateralized mortgage obligations	13,287	—	(284)	13,003
Corporate debt securities	17,813	161	(48)	17,926
	$65,587	$178	$(808)	$64,957

Held to maturity
Municipal taxable securities	$4,295	$228	$—	$4,523
Municipal securities	5,714	32	(19)	5,727
	$10,009	$260	$(19)	$10,250

The Company did not sell any securities in 2017. During 2018 and 2016 the Company sold $44.6 million and $5.1 million of securities, recognizing gross gains of $5,000 and $19,000, respectively.  Following the 2018 FAIC acquisition, the Company sold $30.2 million of investment  securities obtained from FAIC.

One security with a fair value of $697,000 and $796,000 was pledged to secure a local agency deposit at December 31, 2018 and December 31, 2017, respectively.

The amortized cost and fair value of the investment securities portfolio as of December 31, 2018 are shown by expected maturity below.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value
Within one year	$16,571	$16,559	$500	$500
Due from one to five years	30,947	30,047	2,786	2,859
Due from five to ten years	24,116	23,538	1,870	1,940
Due from ten years and greater	4,029	3,618	4,805	4,641
	$75,663	$73,762	$9,961	$9,940

The following table summarizes securities with unrealized losses at December 31, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than Twelve Months			Twelve Months or More			Total
	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated
(dollars in thousands)	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value
December 31, 2018
Government agency securities	$—	$—	—	$(58)	$1,815	2	$(58)	$1,815
SBA securities	—	—	—	(185)	5,169	4	(185)	5,169
Mortgage-backed securities
Government sponsored agencies	(11)	3,484	2	(573)	23,928	25	(584)	27,412
Collateralized mortgage obligations	—	—	—	(631)	12,065	8	(631)	12,065
Corporate debt securities	(61)	4,600	4	(488)	6,548	4	(549)	11,148
Total available for sale	$(72)	$8,084	6	$(1,935)	$49,525	43	$(2,007)	$57,609

Municipal securities	$(104)	$2,468	6	$(60)	$2,174	4	$(164)	$4,642
Total held to maturity	$(104)	$2,468	6	$(60)	$2,174	4	$(164)	$4,642

December 31, 2017
Government agency securities	$—	$—	—	$(53)	$1,999	2	$(53)	$1,999
SBA securities	(32)	4,039	2	(67)	1,778	2	(99)	5,817
Mortgage-backed securities
Government sponsored agencies	(155)	12,583	12	(169)	9,909	10	(324)	22,492
Collateralized mortgage obligations	(204)	11,062	5	(80)	1,977	3	(284)	13,039
Corporate debt securities	(15)	5,035	2	(33)	1,972	2	(48)	7,007
Total available for sale	$(406)	$32,719	21	$(402)	$17,635	19	$(808)	$50,354

Municipal securities	$(19)	$2,232	4	$—	$—	—	$(19)	$2,232
Total held to maturity	$(19)	$2,232	4	$—	$—	—	$(19)	$2,232

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

NOTE 5 - LOANS

The Company's loan portfolio consists primarily of loans to borrowers within the Los Angeles, California metropolitan area, the New York City metropolitan area, and Las Vegas, Nevada.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company's market area and, as a result, the Company's loan and collateral portfolios are, to some degree, concentrated in those industries.

A summary of the changes in the allowance for loan losses as of December 31 follows:

(dollars in thousands)	2018	2017	2016
Beginning balance	$13,773	$14,162	$10,023
Additions (reductions) to the allowance charged to expense	4,469	(1,053)	4,974
Recoveries on loans charged-off	36	747	—
	18,278	13,856	14,997
Less loans charged-off	(701)	(83)	(835)
Ending balance	$17,577	$13,773	$14,162

The following table presents the recorded investment in loans and impairment method as of December 31, 2018, 2017 and 2016 and the activity in the allowance for loan losses for the years then ended, by portfolio segment:

(dollars in thousands)
December 31, 2018	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning of year	$9,309	$4,044	$420	$13,773
Provisions	4,128	761	(420)	4,469
Charge-offs	—	(701)	—	(701)
Recoveries	—	36	—	36
	$13,437	$4,140	$—	$17,577
Reserves:
Specific	$44	$—	$—	$44
General	13,393	4,140	—	17,533
Loans acquired with deteriorated credit quality	—	—	—	—
	$13,437	$4,140	$—	$17,577
Loans evaluated for impairment:
Individually	$2,309	$972	$—	$3,281
Collectively	1,750,896	387,838	—	2,138,734
Loans acquired with deteriorated credit quality	—	—	—	—
	$1,753,205	$388,810	$—	$2,142,015

December 31, 2017	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning of year	$8,111	$6,051	$—	$14,162
Provisions	1,198	(2,671)	420	$(1,053)
Charge-offs	—	(83)	—	$(83)
Recoveries	—	747	—	$747
	$9,309	$4,044	$420	$13,773
Reserves:
Specific	$—	$—	$—	$—
General	9,309	4,044	420	$13,773
Loans acquired with deteriorated credit quality	—	—	—	$—
	$9,309	$4,044	$420	$13,773
Loans evaluated for impairment:
Individually	$2,420	$155	$—	$2,575
Collectively	834,152	412,032	—	$1,246,184
Loans acquired with deteriorated credit quality	315	—	—	$315
	$836,887	$412,187	$—	$1,249,074

December 31, 2016	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning of year	$5,788	$4,235	$—	$10,023
Provisions	2,323	2,651	—	4,974
Charge-offs	—	(835)	—	(835)
Recoveries	—	—	—	—
	$8,111	$6,051	$—	$14,162
Reserves:
Specific	$—	$1,782	$—	$1,782
General	8,111	4,269	—	12,380
Loans acquired with deteriorated credit quality	—	—	—	—
	$8,111	$6,051	$—	$14,162
Loans evaluated for impairment:
Individually	$2,556	$3,577	$—	$6,133
Collectively	744,349	359,234	—	1,103,583
Loans acquired with deteriorated credit quality	730	—	—	730
	$747,635	$362,811	$—	$1,110,446

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

The risk category of loans by class of loans was as follows as of December 31, 2018 and 2017:

(dollars in thousands)		Special
December 31, 2018	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$112,959	$—	$—	$276	$113,235
Commercial real estate	743,123	7,069	6,496	2,033	758,721
Single-family residential mortgages	880,860	—	389	—	881,249
Commercial:
Other	295,226	6,286	2,798	—	304,310
SBA	79,057	—	4,471	972	84,500
	$2,111,225	$13,355	$14,154	$3,281	$2,142,015

December 31, 2017
Real estate:
Construction and land development	$91,619	$—	$—	$289	$91,908
Commercial real estate	469,422	19,070	5,416	2,131	496,039
Single-family residential mortgages	248,940	—	—	—	248,940
Commercial:
Other	277,518	2,360	888	—	280,766
SBA	126,759	1,778	2,729	155	131,421
	$1,214,258	$23,208	$9,033	$2,575	$1,249,074

The following table presents the aging of the recorded investment in past-due loans as of December 31, 2018 and 2017 by class of loans:

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
December 31, 2018	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$—	$—	$113,235	$113,235	$—
Commercial real estate	—	678	—	678	758,043	758,721	—
Single-family residential mortgages	1,548	950	—	2,498	878,751	881,249	—
Commercial:
Other	—	—	—	—	304,310	304,310	—
SBA	957	—	914	1,871	82,629	84,500	914
	$2,505	$1,628	$914	$5,047	$2,136,968	$2,142,015	$914
Real estate:
Single-family residential mortgages held for sale	$—	$458	$—	$458	$434,064	$434,522	$—

December 31, 2017
Real estate:
Construction and land development	$—	$—	$—	$—	$91,908	$91,908	$—
Commercial real estate	—	—	—	—	496,039	496,039	—
Single-family residential mortgages	1,175	338	—	1,513	247,427	248,940	—
Commercial:
Other	—	—	—	—	280,766	280,766	—
SBA	—	1,426	84	1,510	129,911	131,421	155
	$1,175	$1,764	$84	$3,023	$1,246,051	$1,249,074	$155
Real estate:
Single-family residential mortgages held for sale	$697	$—	$—	$697	$125,150	$125,847	$—

(1)	Included in total loans

Information relating to individually impaired loans presented by class of loans was as follows as of December 31, 2018, 2017 and 2016:

	Unpaid
(dollars in thousands)	Principal	Recorded	Average	Interest	Related
December 31, 2018	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$276	$276	$283	$23	$—
Commercial real estate	2,033	2,033	2,126	134	—
Residential mortgage loans	—	—	—	—	—
Commercial - SBA	797	1,498	1,377	19	—
With related allowance recorded
Commercial-SBA	175	175	193	1	44
Total	$3,281	$3,982	$3,979	$177	$44

December 31, 2017
With no related allowance recorded
Construction and land development	$289	$289	$296	$16	$—
Commercial real estate	2,131	2,131	2,192	297	—
Commercial - SBA	155	155	78	15	—
Total	$2,575	$2,575	$2,566	$328	$—

December 31, 2016
With no related allowance recorded
Construction and land development	$303	$303	$309	$21	$—
Commercial real estate	2,253	2,253	1,710	280	—
Commercial - SBA	18	18	93	—	—
Subtotal	2,574	2,574	2,112	301	—
With an allowance recorded
Commercial - SBA	3,559	3,559	3,559	—	1,782
Total	$6,133	$6,133	$5,671	$301	$1,782

No interest income was recognized on a cash basis as of December 31, 2018, 2017 and 2016.

The Company had four and four loans identified as troubled debt restructurings ("TDR's") at December 31, 2018 and 2017, respectively.  There were no specific reserves allocated to the loans as of December 31, 2018 and 2017.  There were no commitments to lend additional amounts as of December 31, 2018 and 2017, respectively, to customers with outstanding loans that are classified as TDR's.

During the year ended December 31, 2018, the terms of certain loans were modified as TDR's.  The modification of the terms generally included loans where a moratorium on loan payments was granted.  Such moratoriums ranged from three months to six months on the loans restructured in 2017.

The following table presents loans by class modified as TDR's that occurred during the year ended December 31, 2018:

		Pre-	Post-
		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded
December 31, 2018	Loans	Investment	Investment
Commercial real estate	1	$1,029	$1,029

There were no defaults of TDR’s in 2018 and 2017 where the loan was modified within the prior twelve months.

The Company has purchased loans as part of its whole bank acquisitions, for which there was at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

The purchased credit-impaired loan fully paid off in September 2018.  The outstanding balance and carrying amount of purchased credit-impaired loans as of December 31, 2018 and 2017 were as follows:

(dollars in thousands)	2018	2017
Outstanding balance	$—	$322
Carrying amount	$—	$315

For these purchased credit-impaired loans, the Company did not increase the allowance for loan losses during 2018 or 2017 as there were no significant reductions in the expected cash flows.

Below is a summary of activity in the accretable yield on purchased credit-impaired loans for 2018, 2017 and 2016:

(dollars in thousands)	2018	2017	2016
Beginning balance	$7	$142	$349
Disposals	—	—	—
Restructuring as TDR	—	—	(22)
Accretion of income	(7)	(135)	(185)
Ending balance	$—	$7	$142

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets.  The principal balances as of December 31, 2018 and 2017 are as follows:

(dollars in thousands)	2018	2017
Loans serviced for others:
Mortgage loans	$1,586,499	$384,437
SBA loans	$184,664	$175,919

Activity for servicing assets follows:

	2018		2017		2016
	Mortgage	SBA	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of year	$1,540	$4,417	$1,002	$2,702	$298	$1,807
Acquisitions	10,651	—	—	—	—	—
Additions	1,562	1,932	1,115	2,628	912	1,353
Disposals	(197)	(1,177)	(172)	(367)	—	—
Amortized to expense	(698)	(660)	(405)	(546)	(208)	(458)
End of year	$12,858	$4,512	$1,540	$4,417	$1,002	$2,702

The fair value of servicing assets for mortgage loans was $15.3 million and $2.5 million as of December 31, 2018 and 2017, respectively.  Fair value at December 31, 2018 was determined using a discount rate of 10.59%, prepayment speeds ranging from 8.26% to 16.82%, depending on the stratification of the specific right, and a weighted-average default rate of 0.20%. Fair value at December 31, 2017 was determined using a discount rate of 12.50%, prepayment speeds ranging from 20.00% to 21.79%, depending on the stratification of the specific right, and a weighted-average default rate of 0.25%.

The fair value of servicing assets for SBA loans was $6.1 million and $5.9 million as of December 31, 2018 and 2017, respectively.  Fair value at December 31, 2018 was determined using a discount rate of 8.50%, prepayment speeds ranging from 11.43% to 12.11%, depending on the stratification of the specific right, and a weighted-average default rate of 0.52%. Fair value at December 31, 2017 was determined using a discount rate of 8.50% and prepayment speeds ranging from 11.40% to 13.78%, depending on the stratification of the specific right.

Servicing fees net of servicing asset amortization totaled $850,000, $722,000, and $615,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

NOTE 7 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

(dollars in thousands)	2018	2017
Land	$5,020	$2,956
Building and improvements	7,823	2,467
Furniture, fixtures, and equipment	4,833	3,222
Leasehold improvements	4,845	2,872
	22,521	11,517
Less accumulated depreciation and amortization	(6,312)	(5,359)
Construction in progress	1,098	425
	$17,307	$6,583

Depreciation and leasehold amortization expense was $989,000, $686,000, and $750,000 for 2018, 2017, and 2016, respectively.

The Company leases several of its operating facilities under various noncancellable operating leases expiring at various dates through 2028.  The Company is also responsible for common area maintenance, taxes and insurance at the various branch locations.

Future minimum rent payments on the Company's leases were as follows as of December 31, 2018:

(dollars in thousands)
Year ending December 31:
2019	$5,610
2020	5,081
2021	3,639
2022	3,470
2023	2,936
Thereafter	9,149
$29,885

The minimum rent payments shown above are given for the existing lease obligations and are not a forecast of future rental expense.  Total rental expense, recognized on a straight-line basis, was $2.7 million, $1.5 million, and $1.6 million for 2018, 2017, and 2016, respectively.

The lease for the Company’s downtown headquarters expired in May 2018. In October 2018 the Company signed a lease for a new headquarters office at 1055 Wilshire Boulevard, Suite 1220, Los Angeles, California 90017, which the Company occupied in November 2018. In February 2018 the Company signed a lease for a new office in Irvine which the Company occupied in October 2018.  In September 2017 the Company signed a lease to occupy a new location in Oxnard which the Company occupied in March 2018. In October 2018 the Company signed a lease to occupy a new location in Flushing, New York which the Company occupied in February 2019.  The future payments for all of the new leases are included in the schedule above.

NOTE 8 - DEPOSITS

At December 31, 2018 the scheduled maturities of time deposits are as follows:

(dollars in thousands)
One year	$967,811
Two to three years	152,567
Over three years	5,652
$1,126,030

NOTE 9 - LONG-TERM DEBT

At December 31, 2018 and 2017, respectively, long-term debt was as follows:

(dollars in thousands)	2018	2017
Principal	$105,000	$50,000
Unamortized debt issuance costs	$1,292	$472

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

In November 2018, the Company issued $55 million of 6.18% fixed to floating rate subordinated debentures, due December 1, 2028. The interest rate is fixed through December 1, 2023 and floats at 3 month LIBOR plus 315 basis points thereafter.  The Company can redeem these subordinated debentures beginning December 1, 2023.  The sub-debt is considered Tier-two capital at the Company. The Company allocated $25 million to the Bank as Tier-one capital.

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Bancorp, acquired TFC Statutory Trust.  The Trust contained a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC Bancorp issued $5,000,000 of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore the trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition which was $3,255,000. There was a $1,900,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The Company also purchased an investment in the common stock of the trust for $155,000 which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Federal Reserve Bank on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The Company has been paying interest on a quarterly basis. The subordinated debentures have a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.65%, which was 4.45% at December 31, 2018.

In October 2018, the Company, through the acquisition of First American International Corp. acquired First American International Statutory Trust I (“Trust”), a Delaware statutory trust formed in December 2004. The Trust issued 7,000 units of thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7,000,000 to an independent investor, and all of its common securities, amounting to $217,000, which is included in other assets.  There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The subordinated debenture have a variable rate of interest equal to the three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at December 31, 2018, was 5.04%.

The Company paid interest expenses of $263,000 in 2018, $144,000 in 2017 and $103,000 in 2016.  The amount of amortization expense recognized in 2018 was $106,000, in 2017 was $90,000 and $79,000 in 2016.

For regulatory reporting purposes, the Federal Reserve Board has indicated that the capital securities qualify as Tier I capital of the Company subject to previously specified limitations, until further notice. If regulators make a determination that the capital securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

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

Federal Funds Arrangements with Commercial Banks.  As of December 31, 2018 the Company may borrow on an unsecured basis, up to $20 million, $10 million, $12 million and $5 million overnight from Zions Bank, Wells Fargo Bank, First Tennessee National Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements.  As of December 31, 2018 the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2 million.

FRB Secured Line of Credit.  The secured borrowing capacity of $17 million at December 31, 2018 is collateralized by loans pledged with a carrying value of $28.4 million.

FHLB Secured Line of Credit.  The secured borrowing capacity of $823.1 million at December 31, 2018 is collateralized by loans pledged with a carrying value of $943.0 million.

At December 31, 2018, the Company had $319.5 million in short-term borrowings with the FHLB, with $35.0 million at 2.42% which   matured and rolled over on January 15, 2019, and the remaining $284.5 million at 2.56% which matured and rolled over on January 2, 2018.  At December 31, 2017, the Company had $25.0 million in short-term borrowings with the FHLB at 1.41% which   was repaid on January 2, 2018.  There were no amounts outstanding under any of the other borrowing arrangements above as of December 31, 2018 and 2017.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income tax expense consists of the following:

(dollars in thousands)	2018	2017	2016
Current:
Federal	$6,616	$12,097	$9,345
State	3,451	3,773	2,841
	10,067	15,870	12,186
Deferred	(131)	2,492	1,289
Deferred tax adjustment for enacted change in tax rate	(479)	2,591	—
Affordable housing tax credits	644	316	14
	$10,101	$21,269	$13,489

A comparison of the federal statutory income tax rates to the Company's effective income tax rates as of December 31 follows:

	2018		2017		2016
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory federal tax	$9,703	21.0%	$16,379	35.0%	$11,399	35.0%
State franchise tax, net of federal benefit	3,488	7.5%	3,135	6.7%	2,281	7.0%
Tax-exempt income	(27)	-0.1%	(297)	-0.6%	(202)	-0.6%
Tax impact from enacted change in tax rate	(479)	-1.0%	2,591	5.5%	—	0.0%
Stock-based compensation	(2,643)	-5.7%	—	0.0%	—	0.0%
Other items, net	59	0.1%	(539)	-1.2%	11	0.0%
Actual tax expense	$10,101	21.8%	$21,269	45.4%	$13,489	41.4%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying balance sheets as of December 31:

(dollars in thousands)	2018	2017
Deferred tax assets:
Pre-opening expenses	$154	$173
Allowance for loan losses	5,545	4,072
Stock-based compensation	1,419	1,973
Off balance sheet reserve	217	83
Operating loss carryforwards	1,688	285
Other real estate owned	10	10
Unrealized loss on AFS securities	600	186
Mark to market on held for sale mortgage loans	2,451	676
Other	1,220	1,292
	13,304	8,750
Deferred tax liabilities:
Depreciation	(521)	(511)
Acquisition accounting fair value adjustments	(2,067)	(145)
Mortgage servicing rights	(3,586)	(300)
Other	(2,488)	(1,708)
	(8,662)	(2,664)
Net deferred tax assets	$4,642	$6,086

The Company has net operating loss carryforwards from acquisitions of approximately $34,000 for federal, $1.3 million for California, $12.0 million for New York State and $11.2 million for New York City income tax purposes.  Net operating loss carry forwards, to the extent not used will begin to expire in 2028.  Net operating loss carryforwards available from acquisitions are substantially limited by Section 382 of the Internal Revenue Code and benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carryforward amounts noted above.  The Company acquired operating loss carryforwards in its acquisitions that were subject to limitations under Section 382 of the Internal Revenue Code.  The amount of net operating loss carry forwards the Company was able to utilize amounted to $3.8 million, $11.4 million, $12.4 million and $11.7 million for federal, California, New York State and New York City income tax purposes, respectively. These operating loss carryforwards expire in 2028 through 2038.

The Company is subject to federal income tax and franchise tax of the state of California and New York.  Income tax returns for the years ended after December 31, 2014 are open to audit by the federal and New York authorities and for the years ended after December 31, 2013 are open to audit by California state authorities.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2018, 2017, and 2016, respectively.  The Company has determined that as of December 31, 2018 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the consolidated financial statements.

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

As of December 31, 2018 and 2017, the Company had the following financial commitments whose contractual amount represents credit risk:

	2018		2017
	Fixed	Variable	Fixed	Variable
(dollars in thousands)	Rate	Rate	Rate	Rate
Commitments to make loans	$5,211	$125,610	$19,438	$82,522
Unused lines of credit	61,191	75,908	58,291	40,926
Commercial and similar letters of credit	1,042	—	3,013	—
Standby letters of credit	2,701	673	1,225	350
	$70,145	$202,191	$81,967	$123,798

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

(dollars in thousands)	2018	2017
Beginning balance	$2,300	$3,445
New loans and advances	7,400	2,200
Repayments	(6,100)	(3,345)
Ending balance	$3,600	$2,300

Loan commitments outstanding to executive officers, directors and their related interests with whom they are associated totaled approximately $800,000 and $2.1 million as of December 31, 2018 and 2017, respectively.

Deposits from principal officers, directors, and their affiliates at year-end 2018 and 2017 were $52.1 million and $43.8 million.

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

At December 31, 2018, 1,330,545 shares were available under the 2017 Omnibus Stock Incentive Plan for future grants.

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

The Company recognized stock-based compensation expense of $684,000, $779,000, and $894,000 in 2018, 2017, and 2016 and recognized income tax benefits on that expense of $202,000, $246,000, and $267,000, respectively.

The Company granted restricted stock units for 43,425 shares at a closing price of $29.38 in 2018.  There were no restricted stock grants in prior years.  These restricted stock units are scheduled to vest over a three year period from the August 15, 2018 grant date.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions presented below for 2016.  There were no stock options granted in 2018 and 2017.

2016
Expected volatility	35.0%
Expected term	6.0 years
Expected dividends	None
Risk free rate	1.93%
Grant date fair value	$6.76

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

A summary of the status of the Company's stock option plan as of December 31, 2018 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for share amounts)	Shares	Price	Term	Value
Outstanding at beginning of year	2,261,800	$11.32
Granted	—	$—
Exercised	(1,035,942)	$9.57
Forfeited or expired	(10,761)	$9.29
Outstanding at end of year	1,215,097	$12.83	4.7 years	$5,878
Options exercisable	1,153,089	$12.54	4.5 years	$5,878

As of December 31, 2018 there was approximately $113,000 of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted-average period of 4 months.  The intrinsic value of options exercised was $13.6 million, $2.8 million, and $216,000 in 2018, 2017, and 2016, respectively.

The total fair value of the shares vested was $734,000, $930,000, and $1,511,000 in 2018, 2017, and 2016, respectively.  The number of nonvested stock options were 62,008 and 163,996 with a weighted average grant date fair value of $6.48 and $6.53 as of December 31, 2018 and 2017.

Cash received from the exercise of 1,035,942 share options was $9.6 million for the period ended December 31, 2018 with a related tax benefit of $3.9 million.

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

The capital conservation buffer is being phased in for 0.0% for 2015 to 2.50% by 2019.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes, as of December 31, 2018 and 2017, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2018, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category).  To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The following table sets forth RBB Bancorp's consolidated and the Bank's actual capital amounts and ratios and related regulatory requirements for the Bank as of December 31, 2018:

			Amount of Capital Required
					To Be Well-
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective
	Actual		Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Tier 1 Leverage Ratio
Consolidated	$321,407	11.80%	NA	NA	NA	NA
Bank	$370,304	13.66%	$108,445	4.0%	$135,556	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$311,901	15.28%	NA	NA	NA	NA
Bank	$370,304	18.17%	$91,722	4.5%	$132,487	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$321,407	15.74%	NA	NA	NA	NA
Bank	$370,304	18.17%	$122,296	6.0%	$163,061	8.0%
Total Risk-Based Capital Ratio
Consolidated	$443,379	21.71%	NA	NA	NA	NA
Bank	$388,569	19.07%	$163,061	8.0%	$203,826	10.0%

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

Appraisals for other real estate owned are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered.  No significant adjustments to appraised values have been made as a result of this comparison process as of December 31, 2018.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at December 31, 2018 and 2017:

(dollars in thousands)	Fair Value Measurements Using:
December 31, 2018	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$1,815		$1,815
Collateralized mortgage obligations		12,066		12,066
Mortgage-backed securities
Government sponsored agencies		22,541		22,541
SBA agency securities		5,169		5,169
Corporate debt securities		32,171		32,171
	$—	$73,762	$—	$73,762
On a non-recurring basis:
Other real estate owned	$—	$—	$1,101	$1,101
December 31, 2017
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$7,816		$7,816
Mortgage-backed securities				—
Government sponsored agencies		39,215		39,215
Corporate debt securities		17,926		17,926
	$—	$64,957	$—	$64,957
On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

No write-downs to OREO were recorded in 2018 or 2017.

Quantitative information about the Company's non-recurring Level 3 fair value measurements as of December 31, 2018 and 2017 is as follows:

					Weighted-
(dollars in thousands)	Fair Value	Valuation	Unobservable	Adjustment	Average
December 31, 2018	Amount	Technique	Input	Range	Adjustment
Other real estate owned	$1,101	Third party appraisals	Management adjustments to reflect current conditions and selling costs	16%	16%

December 31, 2017
Other real estate owned	$293	Third party appraisals	Management adjustments to reflect current conditions and selling costs	21%	21%

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

Loans

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts.  The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.  The methods utilized to estimate the fair value of loans  represent an exit price.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at December 31, 2018 and 2017 are summarized as follows:

		2018		2017
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$147,685	$147,685	$70,048	$70,048
Federal funds sold and other cash equivalents	Level 1	—	—	80,000	80,000
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	73,762	73,762	64,957	64,957
Investment securities - HTM	Level 2	9,961	9,940	10,009	10,250
Mortgage loans held for sale	Level 2	434,522	438,948	125,847	128,972
Loans, net	Level 3	2,124,438	2,114,341	1,235,301	1,236,289
Financial Liabilities:
Deposits	Level 2	$2,144,041	$2,143,196	$1,337,281	$1,336,353
FHLB advances	Level 2	319,500	319,500	25,000	25,000
Long-term debt	Level 2	103,708	79,756	49,528	44,319
Subordinated debentures	Level 3	9,506	10,356	3,424	3,348

NOTE 19 - EARNINGS PER SHARE ("EPS")

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

	2018		2017		2016
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$36,105		$25,528		$19,079
Shares outstanding		20,000,022		15,908,893		12,827,803
Impact of weighting shares		(2,848,800)		(1,830,612)		(26,813)
Used in basic EPS	36,105	17,151,222	25,528	14,078,281	19,079	12,800,990
Dilutive effect of outstanding
Stock options		816,431		1,160,084		894,910
Used in dilutive EPS	$36,105	17,967,653	$25,528	15,238,365	$19,079	13,695,900

Basic earnings per common share	$2.11		$1.81		$1.49
Diluted earnings per common share	$2.01		$1.68		$1.39

Stock options for 399,000 and 321,000 shares of common stock were not considered in computing diluted earnings per common share for 2018 and 2016, respectively, because they were anti-dilutive.  There were no anti-dilutive stock options in 2017.

NOTE 20 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified affordable housing projects in 2016.  The balance of the investment for qualified affordable housing projects was $9.5 million at December 31, 2018 and $5.7 million at December 31, 2017.  This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $6.8 million at December 31, 2018.  The Company expects to fulfill these commitments during the year ending 2027.

During the years ending December 31, 2018 and 2017, the Company recognized amortization expense of $644,000 and $316,000, respectively, which was included within income tax expense on the consolidated statements of income.

During the years ended December 31, 2018 and 2017, the Company recognized tax credits from its investment in affordable housing tax credits of $573,000 and $275,000, respectively. The Company had no impairment losses during the years ended December 31, 2018 and 2017

NOTE 21 - PARENT ONLY CONDENSED FINANCIAL INFORMATION

(Dollars in Thousands)	2018	2017
ASSETS
Cash and cash equivalents	$45,540	$45,769
Investment in Bank	433,023	263,022
Investment in RAM	6,796	6,268
Other assets	2,820	3,538
Total assets	$488,179	$318,597

LIABILITIES AND SHAREHOLDERS' EQUITY
Long term debt	103,708	49,528
Subordinated debentures	9,506	3,424
Other liabilities	347	37
Total liabilities	113,561	52,989
Shareholders' equity:
Common stock	288,610	205,927
Additional paid-in capital	5,659	8,426
Retained earnings	81,615	51,697
Non-controlling interest	72	—
Accumulated other comprehensive income (loss)	(1,338)	(442)
Total shareholders' equity	374,618	265,608
Total liabilities and shareholders' equity	$488,179	$318,597

(Dollars in Thousands)	2018	2017	2016
Interest Income	$15	$—	$—
Interest expense	4,083	3,629	2,728
Noninterest expense	1,690	704	123
Loss before equity in undistributed income of subsidiaries	(5,758)	(4,333)	(2,851)
Equity in undistributed income of:
Bank	39,198	27,620	20,483
RAM	528	143	274
Income before income taxes	33,968	23,430	17,906
Income tax benefit	1,702	2,036	1,173
Net income	35,670	25,466	19,079
Other comprehensive income (loss)	(895)	(104)	(74)
Total comprehensive income	$34,775	$25,362	$19,005

(Dollars in Thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$35,670	$25,466	$19,079
Net amortization of other	268	235	188
Provision for deferred income taxes	(1,905)	1,807	(1,172)
Undistributed income of subsidiaries	(39,726)	(27,763)	(20,757)
Change in other assets and liabilities	3,927	(3,861)	(159)
	(1,766)	(4,116)	(2,821)
Cash flows from investment activities:
Net cash acquired (outlay) in connection with acquisition	(41,358)	—	(839)
Investment in subsidiaries	(15,000)	(25,000)	(35,000)
	(56,358)	(25,000)	(35,839)
Cash flows from financing activities:
Issuance of subordinated debentures, net of issuance costs	54,018	—	49,274
Issuance of common stock, net of issuance costs	—	60,210	—
Dividends paid	(5,753)	(5,118)	(2,554)
Stock options exercised	9,630	2,296	585
	57,895	57,388	47,305
Increase in cash and cash equivalents	(229)	28,272	8,645
Cash and cash equivalents beginning of year	45,769	17,497	8,852
Cash and cash equivalents end of year	$45,540	$45,769	$17,497

NOTE 22 – SUBSEQUENT EVENTS

On January 17, 2019, the Company announced that the Board of Directors had declared a cash dividend of $0.10 per common share.  The cash dividend is payable on February 15, 2019 to stockholders of record at the close of business on January 31, 2019 in the amount of $2.0 million.

On March 22, 2019, the Company closed its offer to exchange (the “Exchange Offer”) up to $55,000,000 aggregate principal amount of 6.180% fixed-to-floating rate subordinated notes due 2028, which were issued in a private placement to certain qualified institutional buyers and accredited investors, for a like principal amount of its new 6.180% fixed-to-floating rate subordinated notes due 2028 registered under the Securities Act of 1933, as amended.

According to information provided by the exchange agent, UMB Bank, N.A., $55,000,000 aggregate principal amount, or 100% of the privately-placed subordinated notes, were tendered for exchange in the Exchange Offer.

NOTE 23 – QUARTERLY INCOME STATEMENTS (Unaudited)

The following table presents the unaudited quarterly condensed income statements for the years 2018 and 2017.

	2018				2017
(dollars in thousands)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$35,181	$24,473	$22,284	$20,177	$21,478	$18,346	$17,521	$16,759
Interest expense	9,599	5,857	4,457	3,732	3,588	3,618	3,487	3,245
Net interest income	25,582	18,616	17,827	16,445	17,890	14,728	14,034	13,514
Provision (recapture) for credit losses	1,890	1,695	700	184	2,435	700	(4,188)	—
Net interest income after provision for credit losses	23,692	16,921	17,127	16,261	15,455	14,028	18,222	13,514
Noninterest income:	5,489	2,105	2,793	2,455	3,798	3,796	3,175	2,432
Noninterest expense:	15,503	8,654	8,191	8,289	6,885	7,200	6,960	6,578
Income before income taxes	13,678	10,372	11,729	10,427	12,368	10,624	14,437	9,368
Income tax expense	4,188	2,041	2,292	1,580	7,480	4,013	5,901	3,875
Net income	$9,490	$8,331	$9,437	$8,847	$4,888	$6,611	$8,536	$5,493

Net income per share
Basic	$0.48	$0.50	$0.58	$0.55	$0.26	$0.45	$0.67	$0.43
Diluted	0.47	0.48	0.54	0.52	0.24	0.42	0.62	0.40

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

The Company's internal control over financial reporting includes those policies and procedures that:  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2018, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

On October 15, 2018, we completed our acquisition of First American International Corp. (FAIC). We are in the process of evaluating the existing controls and procedures of FAIC and integrating FAIC into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the business that we acquired in the FAIC combination from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The business that we acquired in the FAIC combination represented 27% of the Company’s total assets as of December 31, 2018, and 8% of the Company’s revenues and 11% of the Company’s net income for the year ended December 31, 2018. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of FAIC that are subsumed by internal control over financial reporting.

Vavrinek, Trine, Day & Co., LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, a copy of which appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of RBB Bancorp

Opinion on Internal Control over Financial Reporting

We have audited RBB Bancorp's (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 27, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying “Management’s Assessment of Internal Control over Financial Report”.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Controls over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the business that the company acquired in the acquisition of First American International Corp. ("FAIC Acquisition"), which is included in the 2018 consolidated financial statements of RBB Bancorp and constituted 27% of total assets as of December 31, 2018, 8% of revenues and 11% of net income for the year then ended. Our audit of internal control over financial reporting of RBB Bancorp also did not include an evaluation of the internal control over financial reporting of the FAIC Acquisition.

/s/Vavrinek, Trine, Day & Co., LLP

Laguna Hills, CA

March 27, 2019

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information can be found in the sections titled “Proposal 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2019 annual meeting of shareholders to be filed within 120 days after December 31, 2018, which is incorporated herein by reference.

Item 11. Executive Compensation.

This information can be found in the sections titled “Executive Compensation” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2019 annual meeting of shareholders to be filed within 120 days after December 31, 2018, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information can be found in the sections titled “Security Ownership of Certain Beneficial Owners and Management,” appearing in the Company’s Proxy Statement for the 2019 annual meeting of shareholders to be filed within 120 days after December 31, 2018, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information can be found in the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2019 annual meeting of shareholders to be filed within 120 days after December 31, 2018, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

This information can be found in the section titled “Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2019 annual meeting of shareholders to be filed within 120 days after December 31, 2018, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1) The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2018 and 2017.

Consolidated Statements of Income for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016.

Notes to Consolidated Financial Statements.

(2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

EXHIBIT INDEX

Exhibit Number	Description

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

21.1	Subsidiaries of RBB Bancorp (Reference is made to “Item 1. Business” for the required information.)

23.1	Consent of Vavrinek Trine Day & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Finance Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 26, 2019.

RBB BANCORP

By:	/s/ Yee Phong (Alan) Thian
Name:	Yee Phong (Alan) Thian
Title:	Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yee Phong (Alan) Thian	Director (Chairman); Chief Executive Officer and President (principal executive officer)	March 26, 2019
Yee Phong (Alan) Thian

/s/ David Morris	Executive Vice President; Chief Financial Officer (principal financial and accounting officer)	March 26, 2019
David Morris

/s/ Peter M. Chang	Director	March 26, 2019
Peter M. Chang

/s/ Wendell Chen	Director	March 26, 2019
Wendell Chen

/s/ Pei-Chin (Peggy) Huang	Director	March 26, 2019
Pei-Chin (Peggy) Huang

/s/ James W. Kao	Director	March 26, 2019
James W. Kao

/s/ Ruey-Chyr Kao	Director	March 26, 2019
Ruey-Chyr Kao

/s/ Chie-Min (Christopher) Koo	Director	March 26, 2019
Chie-Min (Christopher) Koo

/s/ Alfonso Lau	Director	March 26, 2019
Alfonso Lau

/s/ Christopher Lin	Director	March 26, 2019
Christopher Lin

/s/ Ko-Yen Lin	Director	March 26, 2019
Ko-Yen Lin

/s/ Paul Lin	Director	March 26, 2019
Paul Lin

/s/ Feng (Richard) Lin	Director	March 26, 2019
Feng (Richard) Lin

/s/ Fui Ming (Catherine) Thian	Director	March 26, 2019
Fui Ming (Catherine) Thian

/s/ Raymond Yu	Director	March 26, 2019
Raymond Yu