Form 10-Q
period 2019-03-31
RBB Bancorp
filed 2019-05-10
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-38149

RBB BANCORP

(Exact name of registrant as specified in its charter)

California	27-2776416
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1055 Wilshire Blvd., Suite 1200,
Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

(213) 627-9888

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, No Par Value	RBB	NASDAQ Global Select Market

Number of shares of common stock of the registrant: 20,073,991 outstanding as of May 8, 2019.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED)

(In thousands, except share amounts)

	March 31,	December 31,
	2019	2018
Assets
Cash and due from banks	$250,079	$147,685
Cash and cash equivalents	250,079	147,685

Interest-earning deposits in other financial institutions	1,196	600

Securities:
Available for sale	58,537	73,762
Held to maturity (fair value of $9,599 and $9,940 at March 31, 2019 and December 31, 2018, respectively)	9,449	9,961

Mortgage loans held for sale	375,430	434,522

Loans held for investment:
Real estate	1,776,711	1,762,864
Commercial	351,359	387,474
Total loans	2,128,070	2,150,338
Unaccreted discount on acquired loans	(7,809)	(9,229)
Deferred loan costs (fees), net	152	906
Total loans, net of deferred loan fees	2,120,413	2,142,015
Allowance for loan losses	(18,236)	(17,577)
Net loans	2,102,177	2,124,438

Premises and equipment	17,342	17,307
Federal Home Loan Bank (FHLB) stock	8,899	9,707
Net deferred tax assets	4,389	4,642
Income tax receivable	—	656
Other real estate owned (OREO)	2,056	1,101
Cash surrender value of life insurance (BOLI)	33,769	33,578
Goodwill	58,383	58,383
Servicing assets	17,288	17,370
Core deposit intangibles	7,212	7,601
Accrued interest and other assets	31,912	32,689
Total assets	$2,978,118	$2,974,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED) (CONTINUED)

(In thousands, except share amounts)

	March 31,	December 31,
Liabilities and Shareholders’ Equity	2019	2018
Deposits:
Noninterest-bearing demand	$418,953	$438,764
Savings, NOW and money market accounts	480,959	579,247
Time deposits under $250,000	549,287	532,395
Time deposits $250,000 and over	735,141	593,635
Total deposits	2,184,340	2,144,041

Reserve for unfunded commitments	639	688
Income tax payable	3,009	—
FHLB advances	275,000	319,500
Long-term debt, net of debt issuance costs	103,793	103,708
Subordinated debentures	9,548	9,506
Accrued interest and other liabilities	16,986	21,938
Total liabilities	2,593,315	2,599,381

Commitments and contingencies - Note 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 20,073,991 shares issued and outstanding at March 31, 2019 and 20,000,022 shares at December 31, 2018	289,514	288,610
Additional paid-in capital	5,890	5,659
Retained earnings	89,991	81,618
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(664)	(1,338)
Total shareholders’ equity	384,803	374,621
Total liabilities and shareholders’ equity	$2,978,118	$2,974,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Interest and dividend income:
Interest and fees on loans	$35,839	$19,074
Interest on interest-earning deposits	468	187
Interest on investment securities	588	560
Dividend income on FHLB stock	198	119
Interest on federal funds sold and other	113	237
Total interest income	37,206	20,177
Interest expense:
Interest on savings deposits, now and money market accounts	1,294	702
Interest on time deposits	5,953	2,046
Interest on subordinated debentures and other	1,747	913
Interest on other borrowed funds	2,300	71
Total interest expense	11,294	3,732
Net interest income	25,912	16,445
Provision for credit losses	550	184

Net interest income after provision for credit losses	25,362	16,261
Noninterest income:
Service charges, fees and other	820	466
Gain on sale of loans	2,198	1,815
Loan servicing fees, net of amortization	840	(31)
Recoveries on loans acquired in business combinations	6	6
Unrealized gain on equity investments	147	—
Increase in cash surrender value of life insurance	191	199
	4,202	2,455
Noninterest expense:
Salaries and employee benefits	9,118	4,951
Occupancy and equipment expenses	2,252	791
Data processing	1,009	473
Legal and professional	425	258
Office expenses	336	171
Marketing and business promotion	362	203
Insurance and regulatory assessments	298	210
Amortization of intangibles	388	81
OREO expenses	81	7
Merger expenses	71	40
Other expenses	985	1,104
	15,325	8,289
Income before income taxes	14,239	10,427
Income tax expense	3,859	1,580
Net income	$10,380	$8,847

Net income per share
Basic	$0.52	$0.55
Diluted	0.51	0.52
Cash dividends declared per common share	0.10	0.08

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$10,380	$8,847

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Change in unrealized gains (losses)	958	(853)
Related income tax effect:
Change in unrealized gains (losses)	(284)	256

Total other comprehensive income (loss)	674	(597)

Total comprehensive income	$11,054	$8,250

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	20,000,022	$288,610	$5,659	$81,618	$72	$(1,338)	$374,621
Net income	—	—	—	10,380	—	—	10,380
Stock-based compensation	—	—	231	—	—	—	231
Cash dividend	—	—		(2,007)	—	—	(2,007)
Stock options exercised	73,969	904	—	—	—	—	904
Issuance of common stock for acquisition	—	—	—	—	—	—	—
Other comprehensive income, net of taxes	—	—	—	—	—	674	674
Balance at March 31, 2019	20,073,991	$289,514	$5,890	$89,991	$72	$(664)	$384,803

Balance at January 1, 2018	15,908,893	205,927	8,426	51,266	—	(443)	265,176
Net income	—	—	—	8,847	—	—	8,847
Stock-based compensation	—	—	131	—	—	—	131
Cash dividend	—	—	—	(1,275)	—	—	(1,275)
Stock options exercised	380,035	4,668	(1,128)	—	—	—	3,540
Other comprehensive income, net of taxes	—	—	—	—	—	(597)	(597)
Balance at March 31, 2018	16,288,928	$210,595	$7,429	$58,838	$—	$(1,040)	$275,822

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net income	$10,380	$8,847
Adjustments to reconcile net income to net cash from
Operating activities:
Depreciation and amortization of premises, equipment and intangibles	870	295
Net accretion of securities, loans, deposits, and other	(964)	(88)
Unrealized (gain) on equity securities	(147)	—
Amortization of affordable housing tax credits	225	—
Provision for loan losses	550	184
Stock-based compensation	231	131
Deferred tax benefit	(31)	—
Gain on sale of loans	(2,198)	(1,815)
Increase in cash surrender value of life insurance	(191)	(198)
Loans originated and purchased for sale	(41,348)	(88,790)
Proceeds from loans sold	144,272	57,453
Other items	135	2,478
Net cash provided by (used in) operating activities	111,784	(21,503)
Investing activities
Increase in interest-earning deposits	(596)	—
Securities available for sale:
Purchases	—	(24,920)
Maturities, prepayments and calls	16,185	6,126
Securities held to maturity:
Maturities, prepayments and calls	500	—
Redemption of Federal Home Loan Bank stock	1,751	—
Purchase of Federal Home Loan Bank stock and other equity securities, net	(1,007)	(4,549)
Purchase of investment in qualified affordable housing projects	—	(2,500)
Net increase in loans	(20,438)	(37,377)
Purchases of premises and equipment	(484)	(277)
Net cash used in investing activities	(4,089)	(63,497)
Financing activities
Net (decrease) increase in demand deposits and savings accounts	(118,098)	18,586
Net increase in time deposits	158,400	17,636
Net increase in FHLB advances	(44,500)	(25,000)
Cash dividends paid	(2,007)	(1,275)
Exercise of stock options	904	3,540
Net cash (used in) provided by financing activities	(5,301)	13,487
Net increase (decrease) in cash and cash equivalents	102,394	(71,513)
Cash and cash equivalents at beginning of period	147,685	150,048
Cash and cash equivalents at end of period	$250,079	$78,535
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$2,350	$2,873
Non-cash investing and financing activities:
Transfer from Loans to Other Real Estate Owned	$955	$—
Transfer of loans to held for sale	$33,633	$23,989
Net change in unrealized holding (loss) gain on securities available for sale	$674	$(597)

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

At March 31, 2019, the Company had total assets of $3.0 billion, gross loans, including HFI and HFS loans, of $2.1 billion, total deposits of $2.18 billion and total stockholders' equity of $384.8 million. On July 31, 2017, RBB completed its initial public offering (“IPO”) of 3,750,000 shares of its common stock at a price to the public of $23.00 per share. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides business banking services to the Chinese-American communities in Los Angeles County, Orange County, Ventura County and in Las Vegas and the New York City metropolitan area, including remote deposit, E-banking, mobile banking, commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts.

The Company operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, West Los Angeles, Irvine and Westlake Village, California; Las Vegas, Nevada; and Manhattan, Brooklyn, Flushing, and Elmhurst, New York. The Company’s primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals.

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

The Company has completed five acquisitions from July 8, 2011 through October 15, 2018, including the acquisition of First American International Corp. (“FAIC”) and its wholly-owned subsidiary, First American International Bank (“FAIB”). On October 15, 2018, FAIB operated three branches in Queens, three in Manhattan, and two in Brooklyn, New York with an operating center and loan production offices in Brooklyn and an administrative center in Manhattan.  See Note 3 – Acquisition, for more information about the FAIC acquisition transactions. All of the Company’s acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results for the full year.  These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2018, included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2018 (our “2018 Annual Report”).

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 1 – Summary of Significant Policies in our Consolidated Financial Statements as of and for the year ended December 31, 2018, included in our 2018 Annual Report.  The accompanying consolidated unaudited financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary to reflect a fair statement of our consolidated financial condition, results of operations, and cash flows. The results of operations for acquired companies are included from the dates of acquisition.  Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or “Update”) 2014-09, Revenue from Contracts with Customers (Topic 606).  This Update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.  The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Our revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Accordingly, the majority of the Company’s revenues will not be affected.  In addition, the standard does not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the standard.  As an emerging growth company, the Company adopted ASU 2014-09 as of January 1, 2019, utilizing the modified prospective approach. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, as substantially all of the Company’s revenues are excluded from the scope of the new standard. Since there was no net income impact upon adoption of this ASU, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See Note 20 (Revenue from Contracts with Customers) for more information.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).  Changes made to the current measurement model primarily affect the accounting for equity securities and readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  Investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock issued to member financial institutions are not subject to this guidance. Instead, FHLB and FRB stock would continue to be accounted for at cost less impairment under ASC 942-325-35-3. The ASU’s impairment guidance on equity investments for which fair value is not readily determinable also does not apply to FHLB or FRB stock. This Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and one year later for nonpublic business entities. The Company adopted this ASU as of January 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share- entity to apply modification accounting. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU 2017-09 are effective for annual periods, and interim within those annual reporting periods, for an emerging growth company, beginning after December 15, 2018. The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date. This ASU did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  This Update provides additional guidance to ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (CCA), on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) apply to entities that are a customer in a hosting arrangement. This Update applies to entities that are a customer in a hosting arrangement that is a service contract.  Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed.  This Update also require the customer to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement.  This Update is effective for an emerging growth company for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  This Update could be material should RBB incur implementation costs for a CCA that is a service contract.

NOTE 3 – ACQUISITION

First American International Corp. Acquisition:

On October 15, 2018, the Company acquired all the assets and assumed all the liabilities of First American International Corp. in exchange for cash of $34.8 million and 3,011,762 shares of RBB common stock, which as valued at $69.6 million in the aggregate on the date of acquisition. FAIC operated nine branches in the New York City metropolitan area. The Company acquired FAIC to strategically establish a presence in the New York area. Goodwill in the amount of $28.4 million was recognized in this acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill is not deductible for income tax purposes.

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

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) securities and held to maturity (“HTM”) securities at March 31, 2019 and December 31, 2018, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2019	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,751	$—	$(52)	$1,699
SBA agency securities	5,221	—	(102)	5,119
Mortgage-backed securities- Government sponsored agencies	22,425	17	(296)	22,146
Collateralized mortgage obligations	12,415	—	(434)	11,981
Corporate debt securities	17,668	59	(135)	17,592
Total	$59,480	$76	$(1,019)	$58,537

Held to maturity
Municipal taxable securities	$3,789	$155	$—	$3,944
Municipal securities	5,660	16	(21)	5,655
Total	$9,449	$171	$(21)	$9,599

December 31, 2018
Available for sale
Government agency securities	$1,873	$—	$(58)	$1,815
SBA agency securities	5,354	—	(185)	5,169
Mortgage-backed securities- Government sponsored agencies	23,125	1	(585)	22,541
Collateralized mortgage obligations	12,696	1	(631)	12,066
Corporate debt securities	32,615	105	(549)	32,171
Total	$75,663	$107	$(2,008)	$73,762

Held to maturity
Municipal taxable securities	$4,290	$142	$—	$4,432
Municipal securities	5,671	1	(164)	5,508
Total	$9,961	$143	$(164)	$9,940

One security with a fair value of $692,000 and $697,000 at March 31, 2019 and December 31, 2018, respectively, was pledged to secure a local agency deposit.

The amortized cost and fair value of the investment securities portfolio at March 31, 2019 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
March 31, 2019
Government agency securities	$—	$—	$829	$803	$922	$896	$—	$—	$1,751	$1,699
SBA securities	—	—	808	802	4,413	4,317	—	—	5,221	5,119
Mortgage-backed securities- Government sponsored agencies	1,637	1,631	11,967	11,847	8,821	8,668	—	—	22,425	22,146
Collateralized mortgage obligations	—	—	9,318	8,937	3,097	3,044	—	—	12,415	11,981
Corporate debt securities	2,048	2,043	5,096	5,056	6,499	6,545	4,025	3,948	17,668	17,592
Total available for sale	$3,685	$3,674	$28,018	$27,445	$23,752	$23,470	$4,025	$3,948	$59,480	$58,537

Municipal taxable securities	$—	$—	$3,284	$3,372	$505	$572	$—	$—	$3,789	$3,944
Municipal securities	—	—	—	—	858	860	4,802	4,795	5,660	5,655
Total held to maturity	$—	$—	$3,284	$3,372	$1,363	$1,432	$4,802	$4,795	$9,449	$9,599

The following table summarizes investment securities with unrealized losses at March 31, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
March 31, 2019
Government agency securities	$—	$—	—	$(52)	$1,699	2	$(52)	$1,699	2
SBA securities	—	—	—	—	—	—	—	—	—
Mortgage-backed securities- Government sponsored agencies	(1)	253	1	(397)	23,515	25	(398)	23,768	26
Collateralized mortgage obligations	—	—	—	(434)	11,981	8	(434)	11,981	8
Corporate debt securities	(14)	1,486	2	(121)	11,047	7	(135)	12,533	9
Total available for sale	$(15)	$1,739	3	$(1,004)	$48,242	42	$(1,019)	$49,981	45

Municipal securities	—	—	—	$(21)	$1,853	4	$(21)	$1,853	4
Total held to maturity	$—	$—	—	$(21)	$1,853	4	$(21)	$1,853	4

December 31, 2018
Government agency securities	$—	$—	—	$(58)	$1,815	2	$(58)	$1,815	2
SBA securities	—	—	—	(185)	5,169	4	(185)	5,169	4
Mortgage-backed securities- Government sponsored agencies	(12)	1,641	1	(573)	20,602	22	(585)	22,243	23
Collateralized mortgage obligations	—	—	—	(631)	12,065	8	(631)	12,065	8
Corporate debt securities	(61)	4,600	4	(488)	6,548	4	(549)	11,148	8
Total available for sale	$(73)	$6,241	5	$(1,935)	$46,199	40	$(2,008)	$52,440	45

Municipal securities	$(104)	$2,468	6	$(60)	$2,174	4	$(164)	$4,642	10
Total held to maturity	$(104)	$2,468	6	$(60)	$2,174	4	$(164)	$4,642	10

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

	Three months ended March 31,
	2019				2018
(dollars in thousands)	Real Estate	Commercial	Other	Total	Real Estate	Commercial	Unallocated	Other	Total
Allowance for loan losses:
Beginning balance	$13,437	$4,140	$—	$17,577	$9,309	$4,044	$420	$—	$13,773
Additions (reductions) to the allowance charged to expense	952	(405)	3	550	653	(118)	(351)	—	184
Recoveries on loans charged-off	—	109	—	109	—	—	—	—	—
Less loans charged-off	—	—	—	—	—	—	—	—	—
Ending balance	$14,389	$3,844	$3	$18,236	$9,962	$3,926	$69	$—	$13,957

The following table presents the recorded investment in loans and impairment method as of and for the three months ended March 31, 2019 and March 31, 2018, and the activity in the allowance for loan losses for the year ended December 31, 2018, by portfolio segment:

(dollars in thousands)
As of and for the three months ended March 31, 2019	Real Estate	Commercial	Other	Total
Reserves:
Specific	$—	$11	$—	$11
General	14,389	3,833	3	18,225
Total allowance for loan losses	$14,389	$3,844	$3	$18,236
Loans evaluated for impairment:
Individually	2,365	221	—	2,586
Collectively	1,765,585	351,906	336	2,117,827
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$1,767,950	$352,127	$336	$2,120,413

As of and for the three months ended March 31, 2018	Real Estate	Commercial	Unallocated	Total
Reserves:
Specific	$—	$—	$—	$—
General	9,962	3,926	69	13,957
Total allowance for loan losses	$9,962	$3,926	$69	$13,957
Loans evaluated for impairment:
Individually	$2,393	$2,072	$—	$4,465
Collectively	866,176	390,974	—	1,257,150
Loans acquired with deteriorated credit quality	313	—	—	313
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$868,882	$393,046	$—	$1,261,928

As of and for the year ended December 31, 2018	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning of year	$9,309	$4,044	$420	$13,773
Provisions	4,128	761	(420)	4,469
Charge-offs	—	(701)	—	(701)
Recoveries	—	36	—	36
	$13,437	$4,140	$—	$17,577
Reserves:
Specific	$—	$44	$—	$44
General	13,393	4,140	—	17,533
Loans acquired with deteriorated credit quality	—	—	—	—
Total allowance for loan losses	$13,393	$4,184	$—	$17,577
Loans evaluated for impairment:
Individually	$2,309	$972	$—	$3,281
Collectively	1,750,896	387,838	—	2,138,734
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$1,753,205	$388,810	$—	$2,142,015

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

The risk category of loans by class of loans was as follows at March 31, 2019 and December 31, 2018:

(dollars in thousands)		Special
March 31, 2019	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$125,412	$—	$—	$274	$125,686
Commercial real estate	727,546	6,333	20,343	2,091	756,313
Single-family residential mortgages	884,780	—	1,171	—	885,951
Commercial:
Other	256,674	7,749	5,133	—	269,556
SBA	77,241	135	4,974	221	82,571
Other:	336	—	—	—	336
Total loans	$2,071,989	$14,217	$31,621	$2,586	$2,120,413

(dollars in thousands)		Special
December 31, 2018	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$112,959	$—	$—	$276	$113,235
Commercial real estate	743,123	7,069	6,496	2,033	758,721
Single-family residential mortgages	880,860	—	389	—	881,249
Commercial:
Other	295,226	6,286	2,798	—	304,310
SBA	79,057	—	4,471	972	84,500
Total loans	$2,111,225	$13,355	$14,154	$3,281	$2,142,015

The following table presents the aging of the recorded investment in past-due loans at March 31, 2019 and December 31, 2018 by class of loans:

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not	Total	Non-Accrual
March 31, 2019	Days	Days	Or More	Past Due	Past Due	Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$—	$—	$125,686	$125,686	$—
Commercial real estate	386	—	—	386	755,927	756,313	—
Single-family residential mortgages	2,056	—	—	2,056	883,895	885,951	—
Commercial:
Other	690	—	—	690	268,866	269,556	—
SBA	2,026	—	166	2,192	80,379	82,571	166
Other:	—	—	—	—	336	336	—
	$5,158	$—	$166	$5,324	$2,115,089	$2,120,413	$166
Real estate:
Single-family residential mortgages held for sale	$507	$—	$—	$507	$374,923	$375,430	$—

December 31, 2018
Real estate:
Construction and land development	$—	$—	$—	$—	$113,235	$113,235	$—
Commercial real estate	—	678	—	678	758,043	758,721	—
Single-family residential mortgages	1,548	950	—	2,498	878,751	881,249	—
Commercial:
Other	—	—	—	—	304,310	304,310	—
SBA	957	—	914	1,871	82,629	84,500	914
	$2,505	$1,628	$914	$5,047	$2,136,968	$2,142,015	$914
Real estate:
Single-family residential mortgages held for sale	$—	$458	$—	$458	$434,064	$434,522	$—

(1)	Included in total loans.

Information relating to individually impaired loans presented by class of loans was as follows at March 31, 2019 and December 31, 2018:

(dollars in thousands)	Principal	Recorded	Average	Interest	Related
March 31, 2019	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$275	$275	$275	$6	$—
Commercial real estate	2,090	2,090	2,100	17	—
Residential mortgage loans	—	—	—	—	—
Commercial - SBA	55	55	56	1	—

With related allowance recorded
Commercial - SBA	166	166	166	—	11
Total	$2,586	$2,586	$2,597	$24	$11

(dollars in thousands)	Principal	Recorded	Average	Interest	Related
December 31, 2018	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$276	$276	$283	$23	$—
Commercial real estate	2,033	2,033	2,126	134	—
Residential mortgage loans	—	—	—	—	—
Commercial - SBA	797	1,498	1,377	19	—

With related allowance recorded
Commercial - SBA	175	175	193	1	44
Total	$3,281	$3,982	$3,979	$177	$44

No interest income was recognized on a cash basis for the three months ended March 31, 2019 and 2018 and for the year ended December 31, 2018.

The Company had four loans identified as troubled debt restructurings (“TDRs”) at March 31, 2019 and December 31, 2018, respectively, with aggregate balances of $2.4 million. There were no specific reserves on TDRs as of March 31, 2019 or December 31, 2018.  There are no commitments to lend additional amounts at March 31, 2019 and December 31, 2018 to customers with outstanding loans that are classified as TDRs.

There were no loans modified as TDRs during the three months ended March 31, 2019. There was one TDRs during the three months ended March 31, 2018.

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets.  The principal balances at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Loans serviced for others:
Mortgage loans	$1,654,411	$1,586,499
SBA loans	$181,627	$184,664
Commercial real estate loans	$4,267	$2,838

The fair value of servicing assets for mortgage loans was $13.7 million and $15.3 million at March 31, 2019 and December 31, 2018, respectively.  The fair value of servicing assets for SBA loans was $6.3 million and $6.1 million at March 31, 2019 and December 31, 2018, respectively.  Estimates of the loan servicing asset fair value are derived through a discounted cash flow analysis.  Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography.  The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place.  The analysis accounts for recent transactions, and supply and demand within the market.

Servicing fees net of servicing asset amortization totaled $840,000 and $(31,000) for the three months ended March 31, 2019 and 2018, respectively.  The increase was primarily due to increases in servicing income, partially offset by servicing asset write-downs.  Write-downs of servicing assets was caused by loan payoffs, primarily caused by customers repaying SBA loans.

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

	Three months ended		Three months ended
	March 31, 2019		March 31, 2018
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of year	$12,858	$4,512	$1,540	$4,417
Additions	604	112	315	484
Disposals	(33)	(127)	(39)	(425)
Amortized to expense	(466)	(172)	(155)	(158)
End of period	$12,963	$4,325	$1,661	$4,318

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually.  The Company has selected December 31st as the date to perform the annual impairment test.  Goodwill amounted to $58.4 million at March 31, 2019 and $58.4 million at December 31, 2018, and is the only intangible asset with an indefinite life on the balance sheet.  There were no impairment losses recognized on goodwill during the three months ended March 31, 2019 and 2018.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions.   CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years.  The unamortized balance at March 31, 2019 and December 31, 2018 was $7.2 million and $7.6 million, respectively. CDI amortization expense was $388,000 and $81,000 for the three months ended March 31, 2019 and March 31, 2018, respectively.

Estimated CDI amortization expense for future years is as follows:

(dollars in thousands)
As of March 31:
Remainder of 2019	$1,112
2020	1,284
2021	1,056
2022	879
2023	749
Thereafter	2,132
Total	$7,212

NOTE 8 - DEPOSITS

At March 31, 2019, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	March 31, 2019
One year	$1,143,844
Two to three years	137,650
Over three years	2,934
Total	$1,284,428

NOTE 9 - LONG-TERM DEBT

In March 2016, the Company issued $50 million of 6.5% fixed to floating rate subordinated debentures, due March 31, 2026. The interest rate is fixed through March 31, 2021 and floats at 3 month LIBOR plus 516 basis points thereafter. The Company can redeem these subordinated debentures beginning March 31, 2021.  The subordinated debentures are considered Tier 2 capital at the Company. The Company allocated $35 million to the Bank as Tier 1 capital.

In November 2018, the Company issued $55 million of 6.18% fixed to floating rate subordinated debentures, due December 1, 2028. The interest rate is fixed through December 1, 2023 and floats at 3 month LIBOR plus 315 basis points thereafter. The Company can redeem these subordinated debentures beginning December 1, 2023.  The subordinated debentures are considered Tier 2 capital at the Company. The Company allocated $25 million to the Bank as Tier 1 capital.

At March 31, 2019 and December 31, 2018, long-term debt was as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Principal	$105,000	$105,000
Unamortized debt issuance costs	$1,207	$1,292

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Bancorp in 2016, acquired TFC Statutory Trust (the “Trust”).  The Trust contained a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC Bancorp issued $5 million of subordinated debentures to the Trust in exchange for ownership of all of the common security of the Trust and the proceeds of the preferred securities sold by the Trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition, which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security. The amount of amortization expense recognized for the three months ended March 31, 2019 and 2018 was $42,000 and $23,000. The Company also purchased an investment in the common stock of the Trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.65%, which was 4.26% as of March 31, 2019 and 4.45% at December 31, 2018.

In October 2018, the Company, through the acquisition of First American International Corp., acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. The Trust issued 7,000 units of thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7,000,000 to an independent investor, and FAIC issued $7 million of subordinated debentures to the FAIC Trust and all of its common securities, amounting to $217,000, which is included in other assets.  There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at March 31, 2019, was 4.86% and 5.04% at December 31, 2018.

The Company paid interest expenses of $144,000 and $42,000, respectively, during the three months ended March, 31 2019 and 2018.  The amount of amortization expense recognized was $42,000 and $23,000, respectively, during the three months ended March 31, 2018 and 2017.

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

Federal Funds Arrangements with Commercial Banks.  At March 31, 2019, the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $5.0 million overnight from Zions Bank, Wells Fargo Bank, First Tennessee National Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements.  At March 31, 2019 the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit.  The secured borrowing capacity with the FRB of $15.5 million at March 31, 2019 is collateralized by loans pledged with a carrying value of $27.2 million.

FHLB Secured Line of Credit.  The secured borrowing capacity with the FHLB of $823.4 million at March 31, 2019 is collateralized by loans pledged with a carrying value of $943.0 million.

At March 31, 2019, the Company had $275.0 million at 2.60% in overnight advances with the FHLB and $319.5 million at 2.56% at December 31, 2018.  There were no amounts outstanding under any of the other borrowing arrangements above as of March 31, 2019 and at December 31, 2018 except FHLB advances.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the three months ended March 31, 2019 and 2018, the Company recorded an income tax provision of $3.9 million and $1.6 million, respectively, reflecting an effective tax rate of 27.1% and 15.2% for the three months ended March 31, 2019 and 2018, respectively. The Company recognized $133,000 and $1.4 million of tax benefit from stock option exercises for the three months ended March 31, 2019 and 2018.

NOTE 13 - COMMITMENTS

The Company leases several of its operating facilities under various noncancellable operating leases expiring at various dates through 2028.  The Company is also responsible for common area maintenance, taxes and insurance at the various branch locations.

Future minimum rent payments on the Company’s leases were as follows at March 31, 2019:

(dollars in thousands)
Year ending December 31:
2019 remaining	$4,212
2020	5,081
2021	3,639
2022	3,470
2023	2,936
Thereafter	9,150
Total	$28,488

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.5 million and $437,000 for the three months ended March 31, 2019 and 2018, respectively.

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

At March 31, 2019 and December 31, 2018, the Company had the following financial commitments whose contractual amount represents credit risk:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Commitments to extend credit	$250,579	$267,920
Commercial and similar letters of credit	1,179	1,042
Standby letters of credit	3,674	3,374
Total	$255,432	$272,336

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	March 31,	December 31,
(dollars in thousands)	2019	2018
Beginning balance	$3,600	$2,300
New loans and advances	3,600	7,400
Repayments	(3,600)	(6,100)
Ending balance	$3,600	$3,600

Loan commitments outstanding to executive officers, directors and their related interests with whom they are associated totaled approximately $800,000 at March 31, 2019 and December 31, 2018.

Deposits from principal officers, directors, and their affiliates at March 31, 2019 and December 31, 2018 were $51.1 million and $52.1 million, respectively.

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

RBB Bancorp 2017 Omnibus Stock Incentive Plan

The OSIP was adopted by the Company’s board of directors on January 18, 2017 and approved by the Company’s shareholders at the Company’s annual meeting on May 23, 2017. The OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the OSIP, or 3,848,341 shares. This represents 19% of the issued and outstanding shares of the Company’s common stock as of March 31, 2019.  As of March 31, 2019, there were 1,254,045 shares of common stock available for issuance under the OSIP.  Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

The Company recognized stock-based compensation expense of $231,000 and $131,000 and recognized income tax benefits on that expense of $92,000 and $1.4 million for the three months ended March 31, 2019 and 2018, respectively.

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

In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. The new rules became effective on January 1, 2015, with certain of the requirements phased-in over a multi-year schedule.  Under the rules, minimum requirements increased for both the quantity and quality of capital held by the Bank.  The rules include a new common equity Tier 1 (“CET1”) capital to risk-weighted assets ratio with minimums for capital adequacy and prompt corrective action purposes of 4.5% and 6.5%, respectively.  The minimum Tier 1 capital to risk-weighted assets ratio was raised from 4.0% to 6.0% under the capital adequacy framework and from 6.0% to 8.0% to be well-capitalized under the prompt corrective action framework.  In addition, the rules introduced the concept of a "conservation buffer" of 2.5% applicable to the three capital adequacy risk-weighted asset ratios (CET1, Tier 1, and Total).  The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The capital conservation buffer for March 31, 2019 is 12.38% and 10.80% for the Bank and RBB, respectively. If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital.  Management believes, at March 31, 2019 and December 31, 2018, that the Bank satisfied all capital adequacy requirements to which it is subject.

As defined in applicable regulations and set forth in the tables below, RBB and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the "well capitalized" standards at the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Tier 1 Leverage Ratio
Consolidated	$331,144	11.61%	NA	NA	NA	NA
Bank	382,681	13.43%	113,970	4.0%	142,462	5.0%
Common Equity Tier 1 Risk- Based Capital Ratio
Consolidated	321,596	16.29%	NA	NA	NA	NA
Bank	382,681	19.39%	88,669	4.5%	128,078	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	331,144	16.77%	NA	NA	NA	NA
Bank	382,681	19.39%	118,225	6.0%	157,634	8.0%
Total Risk-Based Capital Ratio
Consolidated	453,811	22.98%	NA	NA	NA	NA
Bank	401,555	20.35%	157,634	8.0%	197,042	10.0%

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Tier 1 Leverage Ratio
Consolidated	$321,407	11.80%	NA	NA	NA	NA
Bank	370,304	13.66%	108,445	4.0%	135,556	5.0%
Common Equity Tier 1 Risk- Based Capital Ratio
Consolidated	311,901	15.28%	NA	NA	NA	NA
Bank	370,304	18.17%	91,722	4.5%	132,487	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	321,407	15.74%	NA	NA	NA	NA
Bank	370,304	18.17%	122,296	6.0%	163,061	8.0%
Total Risk-Based Capital Ratio
Consolidated	443,379	21.71%	NA	NA	NA	NA
Bank	388,569	19.07%	163,061	8.0%	203,826	10.0%

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

Appraisals for other real estate owned are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered. No significant adjustments to appraised values have been made as a result of this comparison process as of March 31, 2019.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at March 31, 2019 and December 31, 2018:

(dollars in thousands)	Fair Value Measurements Using:
March 31, 2019	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$1,699		$1,699
SBA agency securities		5,119		5,119
Mortgage-backed securities		22,146		22,146
Collateralized mortgage obligations		11,981		11,981
Corporate debt securities		17,592		17,592
	$—	$58,537	$—	$58,537

On a non-recurring basis:
Other real estate owned	$—	$—	$2,056	$2,056

December 31, 2018
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$1,815		1,815
SBA agency securities		5,169		5,169
Mortgage-backed securities		22,541		22,541
Collateralized mortgage obligations		12,066		12,066
Corporate debt securities		32,171		32,171
	$—	$73,762	$—	$73,762

On a non-recurring basis:
Other real estate owned	$—	$—	$1,101	$1,101

No write-downs to OREO were recorded in for the three months ended March 31, 2019 or for the year ended December 31, 2018.

Quantitative information about the Company's OREO non-recurring Level 3 fair value measurements at March 31, 2019 and December 31, 2018 is as follows:

					Weighted-
(dollars in thousands)	Fair Value	Valuation	Unobservable	Adjustment	Average
March 31, 2019	Amount	Technique	Input	Range	Adjustment
Other real estate owned	$2,056	Third Party	Management Adjustments	15%	15%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs
December 31, 2018
Other real estate owned	$1,101	Third Party	Management Adjustments	16%	16%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs

OREO as of March 31, 2019 consists of two single-family residences with a fair value of $1.1 million and one non-farm, non-residential property with a fair value of $965,000.

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

Loans

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of March 31, 2019 was measured using an exit price notion. The fair value of loans as of December 31, 2018 was measured using an exit price notion.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at March 31, 2019 and December 31, 2018 are summarized as follows:

		March 31,		December 31,
		2019		2018
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$250,079	$250,079	$147,685	$147,685
Interest-earning deposits in other financial institutions	Level 1	1,196	1,196	600	600
Investment securities - AFS	Level 2	58,537	58,537	73,762	73,762
Investment securities - HTM	Level 2	9,449	9,599	9,961	9,940
Mortgage loans held for sale	Level 1	375,430	379,289	434,522	438,948
Loans, net	Level 3	2,102,177	2,131,065	2,124,438	2,114,341
Equity Security	Level 3	10,250	10,250	10,039	10,039

Financial Liabilities:
Deposits	Level 2	$2,184,340	$2,178,281	$2,144,041	$2,143,196
FHLB advances	Level 2	275,000	275,000	319,500	319,500
Long-term debt	Level 2	103,793	100,296	103,708	98,509
Subordinated debentures	Level 3	9,548	10,760	9,506	10,356

NOTE 19 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”):

	Three months ended
	March 31,
	2019		2018
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$10,380		$8,847
Shares outstanding		20,073,991		16,288,928
Impact of weighting shares		(26,275)		(206,033)
Used in basic EPS	10,380	20,047,716	8,847	16,082,895
Dilutive effect of outstanding
Stock options		389,025		1,079,425
Used in dilutive EPS	$10,380	20,436,741	$8,847	17,162,320

Basic earnings per common share	$0.52		$0.55
Diluted earnings per common share	0.51		0.52

NOTE 20 – REVENUE FROM CONTRACTS WITH CUSTOMERS

On January 1, 2019, the Company adopted ASU 2014-09, Revenue from Contracts with Customers - Topic 606 and all subsequent ASUs that modified ASC 606.  The Company adopted ASC 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2019. The new standard did not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the new standard. There was no cumulative effect adjustment to retained earnings as a result of adopting this new standard.

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	Three months Ended March 31,
(dollars in thousands)	2019	2018
Non-interest income, in scope (1)
Fees and service charges on deposit accounts	$298	$288
Other fees (2)	198	6
Other income (3)	291	127
Gain (loss) on sale of OREO	—	—
Total in-scope non-interest income	787	421
Non-interest income, not in scope (4)	3,415	2,034
Total non-interest income	$4,202	$2,455

(1)	There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606.
(2)	Other fees consists of wealth management fees, miscellaneous loan fees, , and postage/courier fees.
(3)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, and OREO income.
(4)

The amounts primarily represent revenue from contracts with customers that are out of scope of ASC606:  Net loan servicing income, letter of credit commissions, import/export commissions, recoveries on purchased loans, BOLI income, and gains (losses) on sales of mortgage loans, loans and investment securities.

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Fees and Services Charges on Deposit Accounts

Fees and service charges on deposit accounts include charges for analysis, overdraft, cash checking, ATM, and safe deposit activities executed by our deposit clients, as well as interchange income earned through card payment networks for the acceptance of card based transactions. Fees earned from our deposit clients are governed by contracts that provide for overall custody and access to deposited funds and other related services, and can be terminated at will by either party; this includes fees from money service businesses (MSBs). Fees received from deposit clients for the various deposit activities are recognized as revenue once the performance obligations are met. The adoption of ASU 2014-09 had no impact to the recognition of fees and service charges on deposit accounts.

Wealth Management Fees

The Company employs financial consultants to provide investment planning services for customers including wealth management services, asset allocation strategies, portfolio analysis and monitoring, investment strategies, and risk management strategies. The fees the Company earns are variable and are generally received monthly. The Company recognizes revenue for the services performed at quarter-end based on actual transaction details received from the broker dealer the Company engages.

In the Company’s wealth management division, revenue is primarily generated from (1) securities brokerage accounts, (2) investment advisor accounts, and (3) full service brokerage implementation fees, and (4) life insurance and annuity products.

Gain on Sales of Other Real Estate Owned

The Company records a gain or loss from the sale of other real estate owned (“OREO”) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to a buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present.

NOTE 21 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At March 31, 2019 and December 31, 2018, the balance of the investment for qualified affordable housing projects was $9.3 million and $9.5 million, respectively.  This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets.  Total unfunded commitments related to the investments in qualified housing projects totaled $6.2 million and $6.8 million at March 31, 2019 and December 31, 2018, respectively.  The Company expects to fulfill these commitments during the years ending 2027 and 2028.

For the three months ended March 31, 2019 and 2018, the Company recognized amortization expense of $225,000 and $139,000, respectively, which was included within income tax expense on the consolidated statements of income.

NOTE 22 - RECENT DEVELOPMENTS

On April 17, 2019, RBB Bancorp declared a cash dividend of $0.10 per share for the second quarter of 2019. The dividend is payable on May 15, 2019 to common shareholders of record as of May 2, 2019.

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

Our significant accounting policies are described in greater detail in our 2018 audited financial statements included in our 2018 Annual Report, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

RBB is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for the Bank and RAM.  At March 31, 2019, RBB had total consolidated assets of $3.0 billion, gross consolidated loans of $2.1 billion, total consolidated deposits of $2.2 billion and total consolidated stockholders' equity of $384.8 million. On July 25, 2017, RBB completed its initial public offering and sold 3,750,000 shares of its common stock at a price to the public of $23.00 per share. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides business banking services to the Chinese-American communities in Los Angeles County, Orange County, Ventura County (California), Brooklyn, Queens and Manhattan (New York City), and in Las Vegas (Clark County, Nevada), including remote deposit, E-banking, mobile banking, commercial and investor real estate loans, business loans and lines of credit, SBA 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts. RAM was formed to hold and manage problem assets acquired in business combinations.

RBB operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, West Los Angeles, and Westlake Village, California, Brooklyn, Queens and Manhattan (New York City) and Las Vegas, Nevada.  The Bank opened a new banking office in Flushing (Queens, New York) in February 2019.  The Bank is a Community Development Financial Institution and as such is able to receive grants from the United States Treasury Department.  Any grants we receive will be used to invest in low to moderate income areas in the communities we serve.

RBB has completed five acquisitions since 2011, including the merger with FAIC which was completed on October 15, 2018.  The Company acquired First Asian Bank and Ventura County Business Bank in 2011, Los Angeles National Bank in 2014 and TomatoBank in 2016.

OVERVIEW

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of RBB and its wholly owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our audited financial statements included in our 2018 Annual Report, and the unaudited consolidated financial statements and accompanying notes presented elsewhere in this Report.

For the first quarter of 2019, we reported net earnings of $10.4 million, compared with $8.8 million for the first quarter of 2018. This represented an increase of $1.5 million from the first quarter of 2018. Diluted earnings per share were $0.51 per share for the first quarter of 2019, compared to $0.52 for the same period last year.

At March 31, 2019, total assets were $3.0 billion, an increase of $4.1 million, or 0.14%, from total assets of $3.0 billion at December 31, 2018. Net interest-earning assets were $2.8 billion as of March 31, 2019, an increase of $5.9 million, or 0.21%, when compared with $2.8 billion at December 31, 2018. The increase in interest-earning assets was primarily due to a $103.4 million increase in cash and due from banks, partially offset by a $15.7 million decrease in investment securities, a $21.6 million decrease in loans held for investment, and a $59.1 million decrease in mortgage loans held for sale.

At March 31, 2019, AFS investment securities totaled $58.5 million inclusive of a pre-tax unrealized loss of $943,000, compared to $73.8 million, inclusive of a pre-tax unrealized loss of $1.9 million, at December 31, 2018.   HTM investment securities totaled $9.4 million at March 31, 2019 and $10.0 million at December 31. 2018.

Total loans and leases, net of deferred fees and discounts, were $2.1 billion at March 31, 2019, compared to $2.1 billion at December 31, 2018 and $1.3 billion at March 31, 2018. Total loans and leases, net of deferred fees and discounts, decreased $21.6 million, or 1.01%, from December 31, 2018. The $21.6 million decrease in total loans was principally due to decreases of approximately $34.5 million in commercial and industrial (“C&I”) loans, $1.9 million SBA loans, $2.4 million in commercial real estate (“CRE”) loans, which were partially offset by increases of $12.5 million in construction and land development (“C&D”) loans and $4.7 million in single-family residential (“SFR”) mortgage loans.

Noninterest-bearing deposits were $419.0 million at March 31, 2019, a decrease of $19.8 million, or 4.52%, compared to $438.8 million at December 31, 2018. At March 31, 2019, noninterest-bearing deposits were 19.2% of total deposits, compared to 20.5% at December 31, 2018.  The decrease was driven by a number of factors, including certain import customers investing in inventory ahead of potential additional tariffs on Chinese imports, as well as other customers drawing on their funds to make investments. Compared to March 31, 2018, noninterest-bearing deposits increased $102.9 million from $316.0 million.

Our average cost of total deposits was 1.43% for the quarter ended March 31, 2019, compared to 0.85% for the same period last year. The increase is due to increasing market deposit rates due to Federal Reserve actions.  Borrowings, consisting of long-term and subordinated debt, remained nearly constant at $113.3 million as of March 31, 2019 compared to $113.2 million as of December 31, 2018. As of March 31, 2019 we had $275.0 million in advances from the FHLB as compared to $319.5 million as of December 31, 2018.

The allowance for loan losses was $18.2 million at March 31, 2019, compared to $17.6 million at December 31, 2018. The allowance for loan losses increased by $659,000 during the first quarter of 2019. The increase was due to a $550,000 loan loss provision reflecting normal loan growth, partially offset by $109,000 in net recoveries in the first quarter of 2019.  The allowance for loan losses to total loans and leases outstanding was 0.86% and 0.82% as of March 31, 2019 and December 31, 2018, respectively.

Shareholders’ equity increased $10.2 million, or 2.7%, to $384.8 million during the three months of 2019 due to $10.4 million of net income, $904,000 million from the exercise of stock options and $231,000 from stock-based compensation, which was partially offset by $2.0 million of common dividends declared and a $674,000 increase in net accumulated other comprehensive income. The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on available for sale securities.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of March 31, 2019, the Company’s Tier 1 leverage capital ratio was 11.61%, our common equity Tier 1 ratio was 16.29%, our Tier 1 risk-based capital ratio was 16.77%, and our total risk-based capital ratio was 22.98%. See “Regulatory Capital Requirements” herein for a further discussion of our regulatory capital requirements.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	For the three months
	ended March 31,		Variance
(dollars in thousands except per share amounts)	2019	2018	$	%
Interest income	$37,206	$20,177	$17,029	84.4%
Interest expense	11,294	3,732	(7,562)	(202.6)
Net interest income	25,912	16,445	9,467	57.6
Provision for loan losses	550	184	(366)	(198.2)
Net interest income after provision for credit losses	25,362	16,261	9,101	56.0
Noninterest income	4,202	2,455	1,747	71.2
Noninterest expense	15,325	8,289	(7,036)	-84.9
Income before income taxes	14,239	10,427	3,812	36.6
Income tax expense	3,859	1,580	(2,279)	-144.2
Net income	$10,380	$8,847	$1,533	17.3
Earnings per common share (1):
Basic	$0.52	$0.55	$(0.03)
Diluted	0.51	0.52	(0.01)
Weighted average shares outstanding (1):
Basic	20,047,716	16,082,895	3,964,821	24.7
Diluted	20,436,741	17,162,320	3,274,421	19.1
Return on average assets	1.44%	2.15%		(0.71)
Return on average shareholders’ equity	10.98	13.27	(2.29)
Efficiency ratio (2)	50.89	43.86	7.03
Dividend payout ratio	19.69	15.52	4.17
Average equity to assets ratio	13.15	16.21	(3.06)
Tangible book value per share (3)	$15.90	$15.01	$0.89
Return on average tangible common equity (3)	13.26%	15.00%		(1.74)

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

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2018 and 2019. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. For additional information see the sections on “Capital Resources and Liquidity Management” and “Quantitative and Qualitative Disclosures about Market Risk” included in the Report.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2019 and 2018. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the three months ended March 31,
	2019			2018
	Average	Interest	Yield /	Average	Interest	Yield /
(dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$92,692	$779	3.41%	$97,741	$543	2.25%
Securities
Available for sale	68,708	508	3.00	70,742	477	2.74
Held to maturity (2)	9,629	89	3.75	10,005	92	3.75
Mortgage loans held for sale	449,828	5,490	4.95	158,820	1,838	4.69
Loans held for investment: (3)
Real estate	1,764,813	24,486	5.63	829,971	11,097	5.42
Commercial (4)	352,428	5,864	6.75	398,811	6,138	6.24
Total loans	2,117,241	30,350	5.81	1,228,782	17,235	5.69
Total earning assets	2,738,098	$37,216	5.51	1,566,090	$20,185	5.23
Noninterest-earning assets	176,813			102,693
Total assets	$2,914,911			$1,668,783

Interest-bearing liabilities
NOW and money market deposits	$413,952	$1,241	1.22	$360,151	$667	0.75%
Savings deposits	100,623	53	0.21	32,648	35	0.44
Time deposits	1,139,214	5,953	2.12	645,655	2,046	1.29
Total interest-bearing deposits	1,653,789	7,247	1.78	1,038,454	2,748	1.07
FHLB short-term advances	339,406	2,114	2.53	17,771	71	1.62
Long-term debt	103,742	1,747	6.83	49,542	849	6.95
Subordinated debentures	9,523	186	7.92	3,433	64	7.58
Total interest-bearing liabilities	2,106,460	$11,294	2.17	1,109,200	$3,732	1.36
Noninterest-bearing liabilities
Noninterest-bearing deposits	405,190			277,146
Other noninterest-bearing liabilities	19,987			12,007
Total noninterest-bearing liabilities	425,177			289,153
Shareholders' equity	383,274			270,430
Total liabilities and shareholders' equity	$2,914,911			$1,668,783
Net interest income / interest rate spreads		$25,922	3.34%		$16,453	3.87%
Net interest margin			3.84%			4.26%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash management purposes by the Company.

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

	Comparison of three months ended
	March 31, 2019 and March 31, 2018
	Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$(28)	$264	$236
Securities (2)
Available for sale	(14)	45	31
Held to maturity	(5)	2	(3)
Mortgage loans held for sale	3,412	240	3,652
Loans held for investment: (3)
Real estate	12,667	722	13,389
Commercial (4)	(724)	450	(274)
Total loans	11,943	1,172	13,115
Total earning assets	$15,308	$1,723	$17,031

Interest-bearing liabilities
NOW and money market deposits	$101	$473	$574
Savings deposits	75	(57)	18
Time deposits	1,592	2,315	3,907
Total interest-bearing deposits	1,768	2,731	4,499
FHLB short-term advances	1,303	740	2,043
Long-term debt	942	(44)	898
Subordinated debentures	115	7	122
Total interest-bearing liabilities	4,128	3,434	7,562
Net interest	$11,180	$(1,711)	$9,469

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt loans and securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash management purposes by the Company.

Results of Operations—Comparison of Results of Operations

The following discussion of our results of operations compares the three months ended March 31, 2019, and the three months ended March 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

Net Interest Income/Average Balance Sheet

In the first quarter of 2019, we generated $25.9 million of net interest income, which was an increase of $9.5 million, or 57.6%, from the $16.5 million of net interest income we produced in the first quarter of 2018. The increase in net interest income was primarily due to a 74.8% increase in the average balance of interest-earning assets, and a 28 basis point increase in the average yield on interest-earning assets, partially offset by a 71 basis point increase in the average rate paid on interest-bearing deposits reflecting an increase in deposit rates. The increase in the average balance of interest-earning assets reflected increases in loan (held for investment “HFI” and held for sale “HFS”) average balances, partially offset by decreases in average cash equivalents and decreases in average investment securities.  Our deposit average balances increased by $743.4 million primarily as a result of the FAIC acquisition in October 2018, and an increase of $110.6 million in average brokered certificates of deposit in the first quarter of 2019. The increase in interest expense was primarily due to a $997.3 million increase in average interest-bearing liabilities and an 81 basis point increase in the average rate paid on interest-bearing liabilities. For the three months ended March 31, 2019 and 2018, our net interest margin was 3.84% and 4.26%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the three months ended March 31, 2019 and 2018, excluding accretion income, would have been 3.68% and 4.17%, respectively.

Total interest income was $37.2 million for the first quarter of 2019 compared to $20.2 million for the first quarter of 2018. The $17.0 million, or 84.4%, increase in total interest income was primarily due to increases in loan (HFI and HFS) average balances of approximately $1.2 billion in organic growth and approximately $716.0 million from the FAIC acquisition, as well as increases in yields on loans and securities, partially offset by decreases in average balances on federal funds sold and other cash equivalents.

Interest and fees on HFI and HFS loans for the first quarter of 2019 was $35.8 million compared to $19.1 million for the first quarter of 2018. The $16.8 million, or 87.9%, increase was primarily due to an 85.0% increase in the average balance of HFI and HFS loans outstanding and a 23 basis point increase in the average yield on loans. The increase in the average loan balance was primarily due to loan growth in construction and land development, single-family residential mortgages, and commercial real estate loans resulting from the FAIC acquisition.  Accretion income totaled $1.4 million in the first quarter of 2019 compared to $353,000 in the first quarter of 2018. The average yield on loans benefits from discount accretion on our purchased loan portfolio. For the three months ended March 31, 2019 and 2018, the yield on total loans was 5.66% and 5.57%, respectively, while the yield on total loans excluding accretion income would have been 5.43% and 5.47%, respectively. Due to payoffs of acquired loans, we expect accretion income to decline quarterly throughout 2019.

	As of and for the three months ended
	March 31,
(dollars in thousands)	2019	2018
Beginning balance of discount on purchased loans	$9,228	$2,763
Additions due to acquisitions:
Commercial and industrial	—	—
SBA	—	—
Construction and land development	—	—
Commercial real estate	—	—
Single-family residential mortgages	—	—
Total additions	$—	$—
Accretion:
Commercial and industrial	(16)	40
SBA	4	4
Construction and land development	—	—
Commercial real estate	829	306
Single-family residential mortgages	602	3
Total accretion	$1,419	$353
Ending balance of discount on purchased loans	$7,809	$2,410

Interest income on our securities portfolio increased $28,000, or 5.00%, to $588,000 in the first quarter of 2019 compared to $560,000 in the first quarter of 2018. This increase is mainly attributable to a 23 basis point increase in the yield on average securities from the first quarter of 2018 compared to the first quarter of 2019, partially offset by a $2.4 million, or 2.99%, decrease in the average balance.  Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the Company’s consolidated statements of income have not been grossed-up.

Interest income on interest earning deposits, dividend income on FHLB stock, federal funds sold, cash equivalents and other investments increased to $779,000 for the three months ended March 31, 2019 compared to $543,000 for the three months ended March 31, 2018. This increase was primarily due to a 116 basis point increase in the average yield partially offset by a $5.0 million decrease in the average short-term cash investments, as these assets were used to invest in higher yielding loans.

Interest Expense. Interest expense on interest-bearing liabilities increased $7.6 million, or 202.61%, to $11.3 million for the first quarter of 2019 as compared to $3.7 in the first quarter of 2018 due to increases in interest expense on both deposits and borrowings primarily from increased interest-bearing balances.

Interest expense on deposits increased to $7.2 million for the first quarter of 2019 as compared to $2.7 million for the first quarter of 2018. The $4.5 million, or 163.7%, increase in interest expense on deposits was primarily due to a 71 basis point increase in the average rate paid on interest-bearing deposits as well as a $615.3 million, or 59.3%, increase in the average balance of interest-bearing deposits. The increase in the average balance of interest-bearing deposits resulted from the FAIC acquisition.  Average brokered certificates of deposit were $110.6 million in the first quarter of 2019 and zero in the first quarter of 2018.  Brokered certificates of deposit were acquired in 2019 for liquidity purposes.  Average non-interest bearing deposits increased to $405.2 million or 46.2% from $277.1 million in the first quarter of 2018.  The increase in the average rate paid on interest-bearing deposits was primarily due to the impact of a bank-wide promotion and higher market interest rates.

Interest expense on long-term debt increased $898,000 to $1.7 million in the first quarter of 2019 as compared to $849,000 in the first quarter of 2018.  This increase was due to a $54.2 million increase in the average balance from the issuance of $55.0 million in subordinated notes in December 2018, partially offset by a 12 basis point decrease in the average rate paid.  Interest expense on FHLB short-term advances was $2.1 million in the first quarter of 2019, as compared to $71,000 in the first quarter of 2018.  This increase was primarily due to the $321.6 million increase in the average balance of FHLB advances for the first quarter of 2019 compared to the first quarter of 2018.  The Company had $275.0 million in FHLB advances as of March 31, 2019.

Provision for Loan Losses.  The $366,000 increase in the provision for loan losses from the first quarter of 2018 compared to the first quarter of 2019  and is due primarily to loan growth.  There was a $109,000 loan loss recovery in the first quarter of 2019.

Noninterest Income. Noninterest income increased $1.7 million, or 71.2%, to $4.2 million for the first quarter of 2019, compared to $2.5 million in the same quarter in the prior year. The following table sets forth the major components of our noninterest income for the first quarter of 2019 compared to the first quarter of 2018:

	For the three months
	ended as of March 31,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%
Noninterest income:
Service charges, fees and other	$820	$466	$354	76.0%
Gain on sale of loans	2,198	1,815	383	21.1
Loan servicing fee, net of amortization	840	(31)	871	2,809.7
Recoveries on loans acquired in business combinations	6	6	0	0.0
Unrealized gain on equity securities	147	—	147	100.0
Increase (decrease) in cash surrender of life insurance	191	199	(8)	(4.0)
Total noninterest income	$4,202	$2,455	$1,747	71.2

Service charges, fees and other income. Service charges, fees and other income totaled $820,000 in the first quarter of 2019 compared to $466,000 in the first quarter of 2018.  The increase was due to $132,000 increased safe deposit box income (primarily generated from the acquisition of FAIC), and $125,000 in wealth management commissions.

Gain on sale of loans. Gains on sale of loans is comprised of gains on sale of SFR mortgage loans, SBA loans and CRE loans. Gains on sale of loans totaled $2.2 million in the first quarter of 2019 compared to $1.8 million in the first quarter of 2018.

The following table presents information on loans sold and gains earned for the three months ended March 31, 2019 and 2018.

	For the three months
	ended as of March 31		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%
Loans sold:
SBA	$3,740	$17,312	$(13,572)	-78.4%
Mortgage	129,773	38,905	90,868	233.6%
CRE	8,839	—	8,839	100.0%
	$142,352	$56,217	$86,135	153.2%
Gain on loans sold:
SBA	$125	$833	$(708)	-85.0%
Mortgage	1,919	982	937	95.4%
CRE	154	—	154	100.0%
	$2,198	$1,815	$383	21.1%

Loan servicing income, net of amortization. Loan servicing income, net of amortization increased due to the increase in the volume of loans we are servicing.  The increase in the respective servicing portfolios reflects the growth in our originations and sales of SFR mortgage and SBA loans for the three months ended March 31, 2019.

The following table presents information on loans servicing income for the three months ended March 31, 2019 and 2018.

(dollars in thousands)	For the three months ended
	March 31,		Increase (Decrease)
For the period	2019	2018	$	%
Loan servicing income, net of amortization
SFR loans serviced	$680	$142	$538	378.9%
SBA loans serviced	160	(173)	333	-192.5%
CRE loans serviced	—	—	—	0.0%
Total	$840	$(31)	$871	-2809.7%

Our loan servicing income, net of amortization, increased by $871,000 to $840,000 for the three months ended March 31, 2019 compared to net servicing expense of $31,000 for the three months ended March 31, 2018. In the first quarter of 2018, $425,000 in deferred loan costs were expensed when $22.3 million in SBA serviced loans were paid off.

	March 31,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%
As of period-end
SFR loans serviced	$1,654,411	$406,559	$1,247,852	306.9%
SBA loans serviced	181,627	174,282	7,345	4.2%
CRE loans serviced	4,267	—	4,267	0.0%

We were servicing $1.7 billion of SFR mortgage loans for other banks and FNMA as of March 31, 2019 compared to $406.6 million as of March 31, 2018. We were also servicing $181.6 million of SBA loans as of March 31, 2019 compared to $174.3 million as of March 31, 2018. The increase in the respective servicing portfolios reflects the growth in our originations and sales of SFR  loans in 2019.

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations was $6,000 in the quarter ended March 31, 2019 compared to $6,000 in the comparable quarter of 2018.

Unrealized gain on equity investments.  The unrealized gain on equity investments was $147,000 in the first quarter of 2019 and zero in the first quarter of 2018.  This was due to written-up equity investments without a readily determinable fair value, in accordance with ASU 2016-001.

Increase in cash surrender of life insurance. Cash surrender of life insurance value decreased $8,000 to $191,000 in the quarter ended March 31, 2019 compared to $199,000 in the first quarter in 2018 primarily due to lower interest rates on bank owned life insurance, or BOLI policies, following the purchase of an additional $10.0 million in BOLI policies in January 2017.

Gain on sale of OREO. No OREO properties were sold in the first quarter of 2019 or 2018

Noninterest expense.   Noninterest expense increased $7.0 million, or 84.9%, to $15.3 million in the first quarter of 2019 compared to $8.3 million in the first quarter of 2018.  The following table sets forth major components of our noninterest expense for the first quarter of 2019 compared to the first quarter of 2018:

	For the three months
	ended as of March 31,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%
Noninterest expense:
Salaries and employee benefits	$9,118	$4,951	$4,167	84.2%
Occupancy and equipment expenses	2,252	791	1,461	184.6
Data processing	1,009	473	536	113.3
Legal and professional	425	258	167	64.8
Office expenses	336	171	165	96.5
Marketing and business promotion	362	203	159	78.2
Insurance and regulatory assessments	298	210	88	42.0
Amortization of intangibles	388	81	307	377.6
OREO expenses (income)	81	7	74	1,057.1
Merger expenses	71	40	31	77.5
Other expenses	985	1,104	(119)	(10.8)
Total noninterest expense	$15,325	$8,289	$7,036	84.9

Salaries and employee benefits expense increased $4.2 million, or 84.2%, to $9.1 million for the first quarter of 2019 compared to $5.0 million for the first quarter of 2018. The increase in salaries and employee benefits is attributable to additional staff from the FAIC acquisition, as well as normal salary increases.  The number of full-time equivalent employees was 377 at March 31, 2019 compared to 219 at March 31, 2018.

Occupancy and equipment expense increased $1.5 million, or 184.6%, to $2.3 million for the first quarter of 2019 compared to $791,000 for the first quarter of 2018.  This increase was due to the FAIC acquisition, plus the new Irvine, California and Flushing, New York locations.

Data processing expense increased $536,000, or 113.3%, to $1.0 million for the first quarter of 2019, compared to $473,000 for the first quarter of 2018.  These increases resulted primarily from the financial management system conversion, increased processing volumes, and increased data processing conversion expense for the short-term as we integrate FAIC.

Legal and professional expense increased $167,000 to $425,000 in the three months ended March 31, 2019 compared to $258,000 for the three months ended March 31, 2018. This increase was primarily due to additional legal, external audit and SOX audit fees in 2019 for being a public company, and additional expenses following the FAIC acquisition.

Office expenses are comprised of communications, postage, armored car, and office supplies and were $336,000 for the three months ended March 31, 2019 compared to $171,000 for the three months ended March 31, 2018.  This increase primarily resulted from the FAIC acquisition and normal business growth.

Marketing and business promotion expense increased $159,000, or 78.3%, to $362,000 in the first quarter of 2019, compared to $203,000 for the first quarter of 2018.  This increase was due to increased CRA and other donations, advertising and business development, in addition to costs to expand and integrate our market in New York and Irvine (Orange County) in 2019.

Other expenses decreased $119,000, or 10.8%, to $985,000 million for the first quarter of 2019, compared to $1.1 million in the first quarter of 2018.  The provision for unfunded commitments decreased $343,000 from $293,000 in the first quarter of 2018 to a credit of $50,000 in the first quarter of 2019.

Income Tax Expense

Income tax expense was $3.9 million in the first quarter of 2019 compared to $1.6 million in the first quarter of 2018.  The increase was in part due to $92,000 and $1.4 million in tax deductions for stock option exercises, for the first quarter of 2019 and 2018, respectively.  Effective tax rates were 27.1% and 15.2% in the first quarter of 2019 and the first quarter of 2018, respectively.

Net Income

Net income amounted to $10.4 million for the first quarter 2019, a $1.5 million or 17.3% increase from the first quarter of 2018, primarily due to the growth in earning assets from the FAIC acquisition and net interest income, growth in non-interest income, which were partially offset by increased loan loss provision, and increased noninterest expenses.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets were $3.0 billion as of March 31, 2019 and $3.0 billion as of December 31, 2018.  The total loan portfolio decreased by $21.6 million, primarily in commercial and industrial, SBA, and commercial real estate, with increases in construction and land development and SFR mortgages. Our mortgage loans held for sale decreased by $59.1 million in the three months ended March 31, 2019.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at March 31, 2019 and December 31, 2018. The book value for securities classified as available for sale is reflected at fair market value and the book value for securities classified as held to maturity is reflected at amortized cost.

	March 31, 2019		December 31, 2018
	Fair	% of	Fair	% of
(dollars in thousands)	Value	Total	Value	Total
Securities, available for sale, at fair value
U.S. government agency securities	$1,699	2.5%	$1,815	2.2%
SBA agency securities	5,119	7.5	5,169	6.2
Mortgage-backed securities Government sponsored agencies	22,146	32.6	22,541	26.9
Collateralized mortgage obligations	11,981	17.6	12,066	14.4
Commercial paper	—	0.0	14,918	17.8
Corporate debt securities (1)	17,592	25.9	17,253	20.6
Total securities, available for sale, at fair value	$58,537	86.1%	$73,762	88.1%

	March 31, 2019		December 31, 2018
	Amortized	% of	Amortized	% of
(dollars in thousands)	Cost	Total	Cost	Total
Securities, held to maturity, at amortized cost
Taxable municipal securities	$3,789	5.6	$4,290	5.1
Tax-exempt municipal securities	5,660	8.3	5,671	6.8
Total securities, held to maturity, at amortized cost	9,449	13.9	9,961	11.9
Total securities	$67,986	100.0%	$83,723	100.0%

(1)	Comprised of corporate note securities and financial institution subordinated debentures.

The tables below set forth investment securities AFS and HTM for the periods presented.

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2019	Cost	Gains	Losses	Value
Available for sale
U.S government agency securities	$1,751	$—	$(52)	$1,699
SBA securities	5,221	—	(102)	5,119
Mortgage-backed securities - Government sponsored agencies	22,425	17	(296)	22,146
Collateralized mortgage obligations	12,415	—	(434)	11,981
Commercial paper	—	—	—	—
Corporate debt securities	17,668	59	(135)	17,592
	$59,480	$76	$(1,019)	$58,537
Held to maturity
Municipal taxable securities	$3,789	$155	$—	$3,944
Municipal securities	5,660	16	(21)	5,655
	$9,449	$171	$(21)	$9,599

December 31, 2018
Available for sale
U.S government agency securities	$1,873	$—	$(58)	$1,815
SBA securities	5,354	—	(185)	5,169
Mortgage-backed securities- Government sponsored agencies	23,125	-	(584)	22,541
Collateralized mortgage obligations	12,696	1	(631)	12,066
Commercial paper	14,918	—	—	14,918
Corporate debt securities	17,697	105	(549)	17,253
	$75,663	$106	$(2,007)	$73,762
Held to maturity
Municipal taxable securities	$4,290	$142	$—	$4,432
Municipal securities	5,671	1	(164)	5,508
	$9,961	$143	$(164)	$9,940

The weighted-average taxable equivalent book yield on the total investment portfolio at March 31, 2019 was 2.98% with a weighted-average life of 6.45 years. This compares to a weighted-average yield of 2.70% with a weighted-average life of 6.6 years at December 31, 2018. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows the Company’s investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the Notes to the 2018 consolidated financial statements included in our 2018 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months			Twelve Months or More			Total
	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
(dollars in thousands)	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
March 31, 2019
Government agency securities	$—	$—	—	$(52)	$1,699	2	$(52)	$1,699	2
SBA securities	—	—	—	—	—	—	—	—	—
Mortgage-backed securities- Government sponsored agencies	(1)	253	1	(397)	23,515	25	(398)	23,768	26
Collateralized mortgage obligations	—	—	—	(434)	11,981	8	(434)	11,981	8
Corporate debt securities	(14)	1,486	2	(121)	11,047	7	(135)	12,533	9
Total available for sale	$(15)	$1,739	3	$(1,004)	$48,242	42	$(1,019)	$49,981	45

Municipal securities	$—	$—	—	$(21)	$1,853	4	$(21)	$1,853	4
Total held to maturity	$—	$—	—	$(21)	$1,853	4	$(21)	$1,853	4

December 31, 2018
Government agency securities	$—	$—	—	$(58)	$1,815	2	$(58)	$1,815	2
SBA securities	—	—	—	(185)	5,169	4	(185)	5,169	4
Mortgage-backed securities- Government sponsored agencies	(12)	1,640	1	(572)	20,901	23	(584)	22,541	24
Collateralized mortgage obligations	—	—	—	(631)	12,065	8	(631)	12,065	8
Corporate debt securities	(61)	4,600	4	(488)	6,548	4	(549)	11,148	8
Total available for sale	$(73)	$6,240	5	$(1,934)	$46,498	41	$(2,007)	$52,738	46

Municipal securities	$(104)	$2,468	6	$(60)	$2,174	4	$(164)	$4,642	10
Total held to maturity	$(104)	$2,468	6	$(60)	$2,174	4	$(164)	$4,642	10

The Company did not record any charges for other-than-temporary impairment losses for the three months ended March 31, 2019 and 2018.

Loans

At March 31, 2019, total loans, net of allowance for loan losses, totaled $2.1 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at March 31, 2019 and December 31, 2018:

	As of March 31, 2019		As of December 31, 2018
(dollars in thousands)	Amount	%	Amount	%
Loans:
Commercial and industrial	$269,556	12.7	$304,310	14.2
SBA	82,571	3.9	84,500	3.9
Construction and land development	125,686	5.9	113,235	5.3
Commercial real estate (1)	756,313	35.7	758,721	35.4
Single-family residential mortgages	885,951	41.8	881,249	41.2
Other loans	336	0.0	—	0.0
Total loans,(2)	$2,120,413	100.0	$2,142,015	100.0
Allowance for loan losses	(18,236)		(17,577)
Total loans, net	$2,102,177		$2,124,438

(1)	Includes non-farm & non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.

(2)	Net of discounts and deferred fees and costs.

Total loans decreased $21.6 million, or 1.0%, to $2.1 billion at March 31, 2019 compared to December 31, 2018. The total loan portfolio decreased primarily in commercial and industrial, SBA, and commercial real estate, with increases in construction and land development and SFR mortgages.

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

Commercial and industrial loans decreased $39.5 million, or 11.4%, to $269.6 million as of March 31, 2019 compared to $304.1 million at December 31, 2018. This decrease resulted primarily from a decrease in shared national credits of $1.9 million and mortgage warehouse lines of $14.9 million.  Mortgage warehouse lines decreased due to increased interest rates on our warehouse lines.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR mortgage loans originated for a business purpose. The interest rate for the majority of these loans are prime-based and have a maturity of five years or less except for the SFR mortgage loans originated for a business purpose which may have a maturity of one year. At March 31, 2019, approximately 21.2% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value (LTV) is 75% for commercial real estate loans. The total commercial real estate portfolio decreased $2.4 million, or 0.3%, to $756.3 million at March 31, 2019 and $758.7 million as of December 31, 2018. The multi-family residential loan portfolio was $222.3 million as of March 31, 2019 and $215.1 million as of December 31, 2018. The SFR mortgage loan portfolio originated for a business purpose totaled $26.1 million as of March 31, 2019 and $35.7 million as of December 31, 2018.

Construction and land development loans. Construction and land development loans increased $12.5 million or 11.0%, to $125.7 million at March 31, 2019 as compared to $113.2 million at December 31, 2018, as originations exceeded loan repayments. The following table shows the categories of our construction and land development portfolio as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019		As of December 31, 2018
(dollars in thousands)	Amount	%	Amount	%
Residential construction	$81,877	65.1	$73,152	64.6
Commercial construction	35,633	28.4	34,209	30.2
Land development	8,176	6.5	5,874	5.2
Total construction and land development loans	$125,686	100.0	$113,235	100.0

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

SBA loans decreased $1.9 million, or 2.3%, to $82.6 million at March 31, 2019 compared to $84.5 million at December 31, 2018. This decrease was primarily due to loan sales of $8.8 million, offset by $6.7 million in originations in the three months ended March 31, 2019.

SFR Loans. We originate mainly non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. As of March 31, 2019, we had $886.0 million of SFR real estate loans, representing 41.8% of our total loan portfolio, excluding available for sale SFR loans.   We had no non-performing single-family residential real estate loans as of March 31, 2019.

We originate these non-qualified SFR mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationship with us. During the first quarter of 2019, we originated $65.8 million of such loans through our retail channel, $4.1 million through our wholesale channel and $37.7 million through our correspondent channel. We sell many of these non-qualified SFR mortgage loans to other Asian-American banks, FNMA and other investors.

As of March 31, 2019, the average loan-to-value of the portfolio was 58.72%, the average FICO score was 759 and the average duration of the portfolio was 5.5 years. We also offer qualified SFR mortgage loans as a correspondent to a national financial institution.

SFR mortgage real estate loans (which include $8.4 million of home equity loans) increased $4.7 million, or 0.5%, to $886.0     million as of March 31, 2019 as compared to $881.2 million as of December 31, 2018. In addition, loans held for sale decreased $59.1 million or 13.6% to $375.4 million as of March 31, 2019 compared to $434.5 million December 31, 2018. The decrease in loans held for sale is primarily due a planned decrease in production and an increase in selling SFR mortgage loans in the first quarter of 2019.

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

One of the loans we acquired after 2011 had evidence of deterioration of credit quality since origination, for which it was probable at acquisition, that the Company would be unable to collect all contractually required payments receivable. Loans acquired that had evidence of deterioration of credit quality since origination are referred to as PCI (purchase credit impaired) loans.

From prior acquisitions including FAIC, we acquired one PCI loan with $167,000 contractual amount due and a fair value of $167,000.  At March 31, 2019, the outstanding balance and carrying amount of the PCI loan was $167,000.

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by category:

	As of March 31, 2019		As of December 31, 2018
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Loans:
Commercial and industrial	$2,849	1.06	$3,112	1.02
SBA	995	1.21	1,027	1.22
Construction and land development	1,664	1.32	1,500	1.32
Commercial real estate (2)	6,738	0.89	6,449	0.85
Single-family residential mortgages	5,987	0.68	5,489	0.62
Other	3	0.00	—	0.00
Allowance for loan losses	$18,236	0.86	$17,577	0.82

(1)	Represents the percentage of the allowance to total loans in the respective category.
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $7.0 million at March 31, 2019.  Including the non-accretable credit discount as a percentage of the allowance and credit discounts to loans was 1.19%.

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

Credit-discount on loans purchased through acquisition. Purchased loans are recorded at market value in two categories, credit discount, and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of March 31, 2019 and December 31, 2018. We have recorded additional reserves of $1.5 million due to the credit discounts on acquired loans being less than the analysis for loan losses on those acquisitions as of March 31, 2019.

	As of March 31,	As of December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$89	$105
SBA	49	50
Construction and land development	—	—
Commercial real estate	2,731	3,369
Single-family residential mortgages	4,127	4,536
Total credit discount on purchased loans	$6,996	$8,060
Total remaining balance of purchased loans through acquisition	$694,711	$758,853
Credit-discount to remaining balance of purchased loans	1.01%	1.06%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs (recoveries) to average loans were (0,02%) and 0% for the three months ended March 31, 2019 and 2018, respectively.

The allowance for loan losses was $18.2 million at March 31, 2019 compared to $17.6 million at December 31, 2018. The $659,000 increase was due to an addition to the $550,000 loan loss provision based on loan growth and a $109,000 loan recovery.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(dollars in thousands)	2019	2018
Balance, beginning of period	$17,577	$13,773
Charge-offs:
Commercial and industrial	—	—
SBA	—	—
Construction and land development	—	—
Commercial real estate	—	—
Single-family residential mortgages	—	—
Total charge-offs	—	—
Recoveries:
Commercial and industrial	109	—
SBA	—	—
Construction and land development	—	—
Commercial real estate	—	—
Single-family residential mortgages	—	—
Total recoveries	109	—
Net charge-offs (recoveries)	(109)	—
Provision for loan losses	550	184
Balance, end of period	$18,236	$13,957
Total loans at end of period (1)	$2,120,413	$1,261,928
Average loans (2)	$2,117,241	$1,228,782
Net charge-offs (Recoveries) to average loans	-0.02%	0.00%
Allowance for loan losses to total loans	0.86%	1.11%
Credit-discount on loans purchased through acquisition	$6,996	$1,402

(1)	Total loans are net of discounts and deferred fees and cost.
(2)	Excludes loans held for sale.

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

	As of March 31,	As of December 31,
(dollars in thousands)	2019	2018
Troubled debt restructured loans:
Commercial and industrial	$—	$—
SBA	55	58
Construction and land development	275	276
Commercial real estate	2,090	2,033
Single-family residential mortgages	—	—
Total troubled debt restructured loans	2,420	2,367
Non-accrual loans:
Commercial and industrial	—	—
SBA	166	914
Construction and land development	—	—
Commercial real estate	—	—
Single-family residential mortgages	—	—
Total non-accrual loans	166	914
Loans past due 90 days or more, still accruing	—	—
Total non-performing loans	2,586	3,281
Other real estate owned	2,056	1,101
Nonperforming assets	$4,642	$4,382
Nonperforming loans to total loans	0.12%	0.15%
Nonperforming assets to total assets	0.16%	0.15%

The $695,000 decrease in nonperforming loans at March 31, 2019 was primarily due to the one SBA loan being foreclosed and added to OREO.

Our 30-89 day delinquent loans increased to $5.7 million as of March 31, 2019 from $4.1 million as of December 31, 2018.

We did not recognize any interest income on nonaccrual loans during the periods ended March 31, 2019 and December 31, 2018 while the loans were in nonaccrual status. We recognized interest income on loans modified under troubled debt restructurings of $24,000 and $34,000 during the three months ended March 31, 2019 and March 31, 2018, respectively.

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

Cash and Cash Equivalents. Cash and cash equivalents increased $102.4 million, or 69.3%, to $250.1 million as of March 31, 2019 as compared to $147.7 million at December 31, 2018. This increase was primarily due to $111.8 million of cash from operating activities less $5.3 million used for financing activities and $3.5 million used for investing activities.

Goodwill and Other Intangible Assets. Goodwill was $58.4 million at March 31, 2019 and December 31, 2018, respectively. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consist of core deposit intangibles, were $7.2 million and $7.6 million at March 31, 2019 and December 31, 2018, respectively. These assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of three to 10 years.

Liabilities. Total liabilities decreased $6.1 million to $2.6 billion at March 31, 2019 from $2.6 billion at December 31, 2018, primarily due to a $44.5 million decrease in FHLB advances, partially offset by $40.3 million in deposit growth.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis.  We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of March 31, 2019, the Bank considers $1.8 billion or 81.7% of our deposits as core relationships.

As of March 31, 2019, our top ten deposit relationships totaled $307.4 million, of which two are related to directors and shareholders of the Company for a total of $67.7 million or 22.0% of our top ten deposit relationships. As of March 31, 2019, our directors and shareholders with deposits over $250,000 totaled $69.7 million or 5.1% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2019 and year ended December 31, 2018:

	For the three months ended		For the year ended
	March 31, 2019		December 31, 2018
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$405,190	0.00%	$310,282	0.00%
Interest-bearing:
NOW	25,525	0.26	24,591	0.32
Savings	100,623	0.21	46,260	0.38
Money market	388,427	1.23	376,479	1.10
Time, less than $250,000	645,302	2.08	369,416	1.59
Time, $250,000 and over	493,912	2.17	400,046	1.67
Total interest-bearing	1,653,789	1.78	1,216,792	1.39
Total deposits	$2,058,979	1.43	$1,527,074	1.11

The following table sets forth the maturity of time deposits of $250,000 or more and wholesale deposits as of March 31, 2019:

(dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits, $250,000 and over	$237,849	$124,092	$147,898	$32,822	$542,661
Wholesale deposits (1)	7,073	2,088	2,218	2,482	13,861
Time, brokered	65,466	47,860	67,148	2,375	182,849
Total	$310,388	$174,040	$217,264	$37,679	$739,371

(1)	Wholesale deposits are defined as time deposits originated through via internet rate line and/or through other deposit originators.

We acquire time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits as of March 31, 2019 was $197.7 million and $132.1 million as of December 31, 2018.  The Bank had $182.8 million in brokered deposits at March 31, 2019 and $113.8 million as of December 31, 2018.  The brokered deposits were acquired for liquidity needs.

Total deposits increased $40.3 million to $2.2 billion at March 31, 2019 as compared to $2.1 billion at December 31, 2018.  As of March 31, 2019, total deposits were comprised of 19.7% noninterest-bearing demand accounts, 24.8% of interest-bearing non-maturity accounts and 55.5% of time deposits.

Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as federal funds purchased and FHLB advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets.  We had $275.0 million and $319.5 million in FHLB advances at March 31, 2019 and December 31, 2018, respectively. The decrease in these advances reflected the decrease in loans held for sale.  The weighted average interest rate on our short-term borrowings was 2.53% and 2.07% for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.  The following table sets forth information on our short-term FHLB advances during the periods presented:

	As of and for the three months ended
	March 31,
(dollars in thousands)	2019	2018
Outstanding at period-end	$275,000	$—
Average amount outstanding	339,406	17,771
Maximum amount outstanding at any month-end	364,500	45,000
Weighted average interest rate:
During period	2.53%	1.62%
End of period	2.60%	—

Long-term Debt. Long-term debt consists of fixed-to-floating rate subordinated notes.  The Company issued $50.0 million, 6.5% fixed-to-floating rate subordinated notes due March 31, 2026 on March 31, 2016. The purpose of the subordinated note issuance was to raise capital for the Company. The subordinated notes bear interest at the initial rate of 6.5% per annum from  March  31,  2016  until  but  excluding  April  1, 2021, payable  on June  30 and December 30 of each year. Thereafter, the Company will pay interest on the principal amount of these notes at a variable rate equal to three month LIBOR plus 516 basis points each March 31, June 30, September 30 and December 30.

The Company issued $55.0 million, 6.18% fixed-to-floating rate subordinated notes due December 1, 2028 on November 29, 2018. The Company uses the net proceeds from the offering for general corporate purposes, including providing capital to the Bank and maintaining adequate liquidity at the Company.  The subordinated notes bear interest at the initial rate of 6.18% per annum from December 1, 2018 until but excluding December 1, 2023, payable on June 1 and December 1 of each year. Thereafter, the Company will pay interest on the principal amount of this note at a variable rate equal to three month LIBOR plus 315 basis points each March 1, June 1, September 1 and December 1.

Subordinated Debentures. Subordinated debentures consist of subordinated notes.  As of March 31, 2019 and December 31, 2018, the amount outstanding was $9.5 million. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt. These subordinated notes consist of the following:

The Company holds TFC Statutory Trust I, which has an outstanding balance of $5.2 million ($5 million in capital securities and $155,000 in common securities). These trust preferred securities were originally from TFC Holding Company, which was acquired by the Company in February 2016. The Company determined the fair value as of the valuation date of the TFC Statutory Trust I issuance was $3.3 million, indicating a discount of $1.9 million.  The debentures bear interest equal to three month LIBOR plus 1.65%, payable each March 15, June 15, September 15 and December 15. The maturity date is March 15, 2037.

The Company holds First American International Statutory Trust I, which has an outstanding balance of $7.2 million ($7 million in capital securities and $217,000 in common securities). These trust preferred securities was originally from FAIC in October 2018. The Company determined the fair value as of the valuation date of the First American International Statutory Trust I issuance was $6.0 million, with a discount of $1,2 million.  The debentures bear interest equal to three month LIBOR plus 2.25%, payable each March 15, June 15, September 15 and December 15. The maturity is December 15, 2034.

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

Shareholders’ equity increased $10.2 million, or 2.72%, to $384.8 million during the three months of 2019 as $10.4 million of net income and $904,000 from the exercise of stock options and stock-based compensation and a $674,000 increase in net accumulated other comprehensive income, which were partially offset by $2.0 million of common dividends declared. The increase in net accumulated other comprehensive income primarily resulted from increases in unrealized gains on available for sale securities.

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

As of March 31, 2019 and December 31, 2018, we had $47.0 million of unsecured federal funds lines, respectively, with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window were $15.5 million at March 31, 2019 and at December 31, 2018 were $14.0 million, respectively. Federal Reserve Discount Window lines were collateralized by a pool of commercial real estate loans totaling $27.2 million and $28.6 million as of March 31, 2019 and December 31, 2018, respectively. We did not have any borrowings outstanding with the Federal Reserve at March 31, 2019 and December 31, 2018, and our borrowing capacity is limited only by eligible collateral.

At March 31, 2019, we had $275.0 million in FHLB advances outstanding, and $319.5 million at December 31, 2018.  Based on the values of loans pledged as collateral, we had $548.4 million and $503.6 million of additional borrowing capacity with the FHLB as of March 31, 2019 and December 31, 2018, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

In the wake of the global financial crisis of 2008-2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act and banking regulations promulgated by the U.S. federal banking regulators to implement Basel III have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions, which generally became applicable to RBB and the Bank on January 1, 2015, impose meaningfully more stringent regulatory capital requirements than those applicable to RBB and the Bank prior to that date. In addition, the Basel III regulations implemented a concept known as the “capital conservation buffer.” In general, banks and bank holding companies are required to hold a buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer was required by January 1, 2019.

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of March 31, 2019 and December 31, 2018. We and the Bank exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at March 31, 2019	Ratio at December 31, 2018	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	11.61%	11.80%	4.00%	4.00%	N/A
Bank	13.43%	13.66%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	16.29%	15.28%	4.50%	7.00%	N/A
Bank	19.39%	18.17%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	16.77%	15.74%	6.00%	8.50%	N/A
Bank	19.39%	18.17%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	22.98%	21.71%	8.00%	10.50%	N/A
Bank	20.35%	19.07%	8.00%	10.50%	10.00%

The Basel III regulations also revised the definition of capital and describe the capital components and eligibility criteria for common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. The most significant changes to the capital criteria were that: (i) the prior concept of unrestricted Tier 1 capital and restricted Tier 1 capital has been replaced with additional Tier 1 capital and a regulatory capital ratio that is based on common equity Tier 1 capital; and (ii) trust preferred securities and cumulative perpetual preferred stock issued after May 19, 2010 no longer qualify as Tier 1 capital. This change is already effective due to the Dodd-Frank Act, although such instruments issued prior to May 19, 2010 continue to qualify as Tier 1 capital (assuming they qualified as such under the prior regulatory capital standards), subject to the 25% of Tier 1 capital limit.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at March 31, 2019:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$899,912	$—	$—	$—	$899,912
Time deposits	1,143,844	137,650	2,934	—	1,284,428
FHLB advances and other borrowings	275,000	—	—	—	275,000
Long-term debt	—	—	—	103,793	103,793
Suborditaed debentures	—	—	—	9,548	9,548
Leases	5,615	8,175	6,128	8,570	28,488
Total contractual obligations	$2,324,371	$145,825	$9,062.00	$121,911	$2,601,169

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

The Company’s exposure to loan loss in the event of nonperformance on these financial commitments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in its financial statements.

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

Non-GAAP Financial Measures

Some of the financial measures included herein are not measures of financial performance recognized by GAAP. These non-GAAP financial measures include “tangible common equity to tangible assets,” “tangible book value per share,” “return on average tangible common equity,” “adjusted earnings,” “adjusted diluted earnings per share,” “adjusted return on average assets,” and “adjusted return on average tangible common equity.” Our management uses these non-GAAP financial measures in its analysis of our performance.

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

(dollars in thousands)	March 31, 2019	December 31, 2018
Tangible common equity:
Total shareholders' equity	$384,803	$374,621
Adjustments
Goodwill	(58,383)	(58,383)
Core deposit intangible	(7,212)	(7,601)
Tangible common equity	$319,208	$308,637
Tangible assets:
Total assets-GAAP	$2,978,118	$2,974,002
Adjustments
Goodwill	(58,383)	(58,383)
Core deposit intangible	(7,212)	(7,601)
Tangible assets:	$2,912,523	$2,908,018
Common shares outstanding	20,073,991	20,000,022
Tangible common equity to tangible assets ratio	10.96%	10.61%
Tangible book value per share	$15.90	$15.43

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

	As of and for the three months ended
	March 31
(dollars in thousands)	2019	2018
Net income available to common shareholders	$10,380	$8,847
Average shareholder's equity	383,274	270,430
Adjustments:
Goodwill	(58,383)	(29,940)
Core deposit intangible	(7,462)	(1,357)
Adjusted average tangible common equity	$317,428	$239,133
Return on average tangible common equity	13.26%	15.00%

Regulatory Reporting to Financial Statements

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

	As of	As of
(dollars in thousands)	March 31, 2019	December 31, 2018
Adjusted core deposit to total deposit ratio:
Core deposits (1)	$1,641,683	$1,670,572
Adjustments to core deposits
CD > $250,000 considered core deposits (2)	400,179	468,773
Less brokered deposits considered non-core	(182,849)	(113,832)
Less internet deposits < $250,000 considered non-core (3)	(14,847)	(18,286)
Less other deposits not considered core (4)	(59,861)	(52,002)
Adjusted core deposits	1,784,305	1,955,225
Total deposits	$2,184,339	$2,144,041
Adjusted core deposits to total deposits ratio	81.69%	91.19%

(1)	Core deposits comprise all demand and savings deposits of any amount plus time deposits less than $250,000.
(2)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.
(3)	Comprised of internet and outside deposit originator time deposits less than $250,000, which are not considered to be core deposits.
(4)

Comprised of demand and savings deposits in relationships over $250,000, which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.

Net Non-Core Funding Dependency Ratio. Management measures net non-core funding dependency ratio by using the data provided under “Core Deposits to Total Deposits Ratio” above to make adjustments to the traditional definition of net non-core funding dependency ratio. The traditional net non-core funding dependency ratio measures non-core funding sources less short-term assets divided by total earning assets. The ratio indicates the dependency of the Company on non-core funding. As of March 31, 2019, short-term borrowings consist of FHLB open advances that reprice daily without a fixed maturity date.  The following table reconciles the adjusted net non-core dependency ratio.

	As of	As of
(dollars in thousands)	March 31, 2019	December 31, 2018
Non-core deposits (1)	$542,657	$473,469
Adjustment to Non-core deposits:
CD > $250,000 considered core deposits (2)	(400,179)	(468,773)
Brokered deposits	182,849	113,832
Internet deposits considered non-core (3)	14,847	18,286
Other deposits not considered core (4)	59,861	52,002
Adjusted non-core deposits	400,035	188,816
Short term borrowings outstanding	275,000	319,500
Adjusted non-core liabilities (A)	675,035	508,316
Short term assets (5)	256,144	148,285
Adjustment to short term assets:
Purchased receivables with maturities less than 90-days	—	—
Adjusted short term assets (B)	256,144	148,285
Net non-core funding (A-B)	$418,891	$360,031
Total earning assets	$2,803,420	$2,808,803
Adjusted net non-core funding dependency ratio	14.94%	12.82%

(1)	Non-core deposits are time deposits greater than $250,000.
(2)	Time deposits to core customers over $250,000.
(3)	Internet and outside deposit originator time deposits less than $250,000.
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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2019:
Dollar change	$6,867	$2,680	$2,415	$4,527
Percent change	7.22%	2.82%	2.54%	4.76%
December 31, 2018:
Dollar change	$9,392	$3,706	$508	$806
Percent change	9.56%	3.77%	0.52%	0.82%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

We are within board policy limits for the +/-100 and +/-200 basis point scenarios. The NII at Risk reported at March 31, 2019, projects that our earnings are expected to be materially sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets increased resulting in a position shift from slightly asset sensitive to interest rate neutral.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2019:
Dollar change	$(113,245)	$(55,922)	$(1,347)	$(5,625)
Percent change	-27.30%	-13.48%	-0.32%	-1.36%
December 31, 2018:
Dollar change	$(117,375)	$(57,011)	$(1,852)	$(6,558)
Percent change	-28.33%	-13.76%	-0.45%	-1.58%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate +/-100 and  +/-200 basis point parallel shifts in market interest rates.

We are within board policy limits for the +/-100 and +200 basis point scenarios. The EVE reported at March 31, 2019 projects that as interest rates increase immediately, the economic value of equity position will be expected to increase. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

There have been no material changes to the risk factors as previously disclosed in Item 1A to Part I of our consolidated audited financial statements included in our 2018 Annual Report in Form 10-K, as filed with the SEC on March, 27, 2019. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2 for “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No	Description of Exhibits

3.1	Articles of Incorporation of RBB Bancorp (1)

3.2	Bylaws of RBB Bancorp (2)

3.3	Amendment to Bylaws of RBB Bancorp (3)

4.1	Specimen Common Stock Certificate of RBB Bancorp (4)

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(3)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.
(4)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: May 10, 2019	/s/ David Morris
David Morris Duly Authorized Officer, Executive Vice President and Chief Financial Officer