Form 10-Q
period 2019-06-30
RBB Bancorp
filed 2019-08-09
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019 or

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

Number of shares of common stock of the registrant: 20,110,203 outstanding as of August 7, 2019.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED)

(In thousands, except share amounts)

	June 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$185,643	$147,685
Federal funds sold and other cash equivalents	20,000	—
Cash and cash equivalents	205,643	147,685
Interest-earning deposits in other financial institutions	1,196	600
Securities:
Available for sale	71,629	73,762
Held to maturity (fair value of $8,999 and $9,940 at June 30, 2019 and December 31, 2018, respectively)	8,733	9,961
Mortgage loans held for sale	249,596	434,522
Loans held for investment:
Real estate	1,736,322	1,762,864
Commercial	362,589	387,474
Total loans	2,098,911	2,150,338
Unaccreted discount on acquired loans	(6,753)	(9,229)
Deferred loan costs (fees), net	280	906
Total loans, net of deferred loan fees	2,092,438	2,142,015
Allowance for loan losses	(18,561)	(17,577)
Net loans	2,073,877	2,124,438

Premises and equipment	17,214	17,307
Federal Home Loan Bank (FHLB) stock	15,000	9,707
Net deferred tax assets	4,318	4,642
Income tax receivable	3,001	656
Other real estate owned (OREO)	2,075	1,101
Cash surrender value of life insurance (BOLI)	33,963	33,578
Goodwill	58,383	58,383
Servicing assets	17,587	17,370
Core deposit intangibles	6,828	7,601
Accrued interest and other assets	32,913	32,689
Total assets	$2,801,956	$2,974,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED) (CONTINUED)

(In thousands, except share amounts)

	June 30,	December 31,
	2019	2018
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$435,629	$438,764
Savings, NOW and money market accounts	462,448	579,247
Time deposits under $250,000	739,551	532,395
Time deposits $250,000 and over	597,706	593,635
Total deposits	2,235,334	2,144,041

Reserve for unfunded commitments	621	688
Income tax payable	1,610	—
FHLB advances	40,000	319,500
Long-term debt, net of debt issuance costs	103,878	103,708
Subordinated debentures	9,590	9,506
Accrued interest and other liabilities	17,103	21,938
Total liabilities	2,408,136	2,599,381

Commitments and contingencies - Note 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 20,077,524 shares issued and outstanding at June 30, 2019 and 20,000,022 shares at December 31, 2018	289,577	288,610
Additional paid-in capital	6,055	5,659
Retained earnings	98,126	81,618
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(10)	(1,338)
Total shareholders’ equity	393,820	374,621
Total liabilities and shareholders’ equity	$2,801,956	$2,974,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest and dividend income:
Interest and fees on loans	$34,240	$21,132	$70,079	$40,206
Interest on interest-earning deposits	515	209	983	395
Interest on investment securities	685	603	1,273	1,163
Dividend income on FHLB stock	379	134	577	253
Interest on federal funds sold and other	124	206	237	443
Total interest income	35,943	22,284	73,149	42,460
Interest expense:
Interest on savings deposits, now and money market accounts	1,238	998	2,532	1,700
Interest on time deposits	7,797	2,410	13,750	4,456
Interest on subordinated debentures and long-term debt	1,929	920	3,862	1,833
Interest on other borrowed funds	662	129	2,776	200
Total interest expense	11,626	4,457	22,920	8,189
Net interest income	24,317	17,827	50,229	34,271
Provision for credit losses	357	700	907	884

Net interest income after provision for credit losses	23,960	17,127	49,322	33,387
Noninterest income:
Service charges, fees and other	1,222	446	2,042	912
Gain on sale of loans	3,120	2,085	5,318	3,900
Loan servicing fees, net of amortization	899	58	1,739	27
Recoveries on loans acquired in business combinations	55	5	61	11
Unrealized gain on equity investments	—	—	147	—
Increase in cash surrender value of life insurance	194	199	385	398
Gain on Sale of Fixed Assets	6	—	6	—
	5,496	2,793	9,698	5,248
Noninterest expense:
Salaries and employee benefits	8,169	4,709	17,287	9,660
Occupancy and equipment expenses	2,674	834	4,926	1,626
Data processing	1,219	487	2,228	960
Legal and professional	656	423	1,081	680
Office expenses	294	192	630	363
Marketing and business promotion	316	262	678	465
Insurance and regulatory assessments	284	213	582	422
Amortization of intangibles	385	77	773	158
OREO expenses	81	—	162	7
Merger expenses	15	183	86	223
Other expenses	806	811	1,791	1,916
	14,899	8,191	30,224	16,480
Income before income taxes	14,557	11,729	28,796	22,155
Income tax expense	4,415	2,292	8,274	3,872
Net income	$10,142	$9,437	$20,522	$18,283

Net income per share
Basic	$0.51	$0.58	$1.02	$1.13
Diluted	0.50	0.54	1.00	1.06
Cash dividends declared per common share	0.10	0.09	0.20	0.17

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$10,142	$9,437	$20,522	$18,283

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Change in unrealized gains (losses)	928	(379)	1,886	(1,227)
Related income tax effect:
Change in unrealized gains (losses)	(274)	112	(558)	363

Total other comprehensive income (loss)	654	(267)	1,328	(864)

Total comprehensive income	$10,796	$9,170	$21,850	$17,419

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR JUNE 30, 2019 AND 2018

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at April 1, 2019	20,073,991	$289,514	$5,890	$89,991	$72	$(664)	$384,803
Net income	—	—	—	10,142	—	—	10,142
Stock-based compensation	—	—	165	—	—	—	165
Cash dividend	—	—	—	(2,007)	—	—	(2,007)
Stock options exercised, net of expense recognized	3,533	63	—	—	—	—	63
Other comprehensive income, net of taxes	—	—	—	—	—	654	654
Balance at June 30, 2019	20,077,524	$289,577	$6,055	$98,126	$72	$(10)	$393,820

Balance at April 1, 2018	16,288,928	$210,595	$7,429	$58,838	$—	$(1,040)	$275,822
Net income	—	—	—	9,437	—	—	9,437
Stock-based compensation	—	—	131	—	—	—	131
Cash dividend	—	—	—	(1,471)	—	—	(1,471)
Stock options exercised	255,699	3,430	(880)	—	—	—	2,550
Other comprehensive income, net of taxes	—	—	—	—	—	(267)	(267)
Balance at June 30, 2018	16,544,627	$214,025	$6,680	$66,804	$—	$(1,307)	$286,202

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	20,000,022	$288,610	$5,659	$81,618	$72	$(1,338)	$374,621
Net income	—	—	—	20,522	—	—	20,522
Stock-based compensation	—	—	396	—	—	—	396
Cash dividend	—	—	—	(4,014)	—	—	(4,014)
Stock options exercised, net of expense recognized	77,502	967	—	—	—	—	967
Other comprehensive income, net of taxes	—	—	—	—	—	1,328	1,328
Balance at June 30, 2019	20,077,524	$289,577	$6,055	$98,126	$72	$(10)	$393,820

Balance at January 1, 2018	15,908,893	$205,927	$8,426	$51,266	$—	$(443)	$265,176
Net income	—	—	—	18,283	—	—	18,283
Stock-based compensation	—	—	262	—	—	—	262
Cash dividend	—	—	—	(2,745)	—	—	(2,745)
Stock options exercised	635,734	8,098	(2,008)	—	—	—	6,090
Other comprehensive income, net of taxes	—	—	—	—	—	(864)	(864)
Balance at June 30, 2018	16,544,627	$214,025	$6,680	$66,804	$—	$(1,307)	$286,202

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net income	$20,522	$18,283
Adjustments to reconcile net income to net cash from
Operating activities:
Depreciation and amortization of premises, and equipment	977	417
Net accretion of securities, loans, deposits, and other	(1,789)	(742)
Unrealized (gain) on equity securities	(147)	—
Amortization of affordable housing tax credits	450	322
Amortization of intangible assets	2,336	1,654
Provision for loan losses	907	884
Stock-based compensation	396	262
Deferred tax benefit	(233)	(1,897)
Gain on sale of loans	(5,318)	(3,900)
Gain on sale of fixed assets	(6)	—
Increase in cash surrender value of life insurance	(385)	(398)
Loans originated and purchased for sale	(57,612)	(208,830)
Proceeds from loans sold	302,018	130,010
Other items	(6,905)	414
Net cash provided by (used in) operating activities	255,211	(63,521)
Investing activities
Increase in interest-earning deposits	(596)	—
Securities available for sale:
Purchases	(59,801)	(31,898)
Maturities, prepayments and calls	63,935	34,259
Securities held to maturity:
Maturities, prepayments and calls	1,205	—
Redemption of Federal Home Loan Bank stock	1,751	—
Purchase of Federal Home Loan Bank stock and other equity securities, net	(8,148)	(8,010)
Purchase of investment in qualified affordable housing projects	—	(4,500)
Net increase in loans	(3,519)	(107,957)
Proceeds from sale of fixed assets	17	—
Purchases of premises and equipment	(831)	(1,103)
Net cash used in investing activities	(5,987)	(119,209)
Financing activities
Net (decrease) increase in demand deposits and savings accounts	(119,934)	33,270
Net increase in time deposits	211,215	53,855
Net increase (decrease) in FHLB advances	(279,500)	15,000
Cash dividends paid	(4,014)	(2,745)
Exercise of stock options	967	6,090
Net cash (used in) provided by financing activities	(191,266)	105,470
Net increase (decrease) in cash and cash equivalents	57,958	(77,260)
Cash and cash equivalents at beginning of period	147,685	150,048
Cash and cash equivalents at end of period	$205,643	$72,788
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$15,197	$6,429
Taxes paid	$9,835	$6,085
Non-cash investing and financing activities:
Transfer from Loans to other real estate owned	$974	$—
Transfer of loans to held for sale	$37,861	$72,211
Net change in unrealized holding (loss) gain on securities available for sale	$1,328	$(864)

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

At June 30, 2019, the Company had total consolidated assets of $2.8 billion, gross consolidated loans (held for investment and held for sale) of $2.3 billion, total consolidated deposits of $2.2 billion and total consolidated stockholders' equity of $393.8 million. On July 31, 2017, RBB completed its initial public offering (“IPO”) and sold 3,750,000 shares of its common stock at a price to the public of $23.00 per share. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

The Company operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, West Los Angeles, and Westlake Village, California; Las Vegas, Nevada; and Manhattan, Brooklyn, Flushing, and Elmhurst, New York. The Company’s primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals.

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

The Company has completed five acquisitions from July 8, 2011 through October 15, 2018, including the acquisition of First American International Corp. (“FAIC”) and its wholly-owned subsidiary, First American International Bank (“FAIB”), which closed on October 15, 2018. FAIB operated three branches in Queens, two in Manhattan, and two in Brooklyn, New York with an operating center and loan production offices in Brooklyn and an administrative center in Manhattan.  As part of the FAIC acquisition, the Company acquired FAIB Capital Corp. (“FAICC”) that was formed on January 29, 2014.  FAICC is a real estate investment trust subsidiary of the Bank.  See Note 3 – Acquisition, for more information about the FAIC acquisition transactions. All of the Company’s acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2018, included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2018 (our “2018 Annual Report”).

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 2 – Basis of Presentation and Summary of Significant Policies in our Consolidated Financial Statements as of and for the year ended December 31, 2018, included in our 2018 Annual Report.  The accompanying consolidated unaudited financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary to reflect a fair statement of our consolidated financial condition, results of operations, and cash flows. The results of operations for acquired companies are included from the dates of acquisition. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. The Financial Accounting Standards Board ("FASB") issues Accounting Standards Updates ("ASU" or “Update”) and Accounting Standards Codifications (“ASC”), which are the primary source of GAAP.

Recent Accounting Pronouncements

When RBB conducted its IPO in 2017, we qualified as an emerging growth company (“EGC”).  We will remain an EGC until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.0 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended.  We anticipate no longer qualifying as an EGC on January 1, 2023.  EGCs are entitled to reduced regulatory and reporting requirements under the Securities Act and the Exchange Act.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  This Update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.  The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Our revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Accordingly, the majority of the Company’s revenues will not be affected.  In addition, the standard does not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the standard. As an EGC, the Company adopted ASU 2014-09 as of January 1, 2019, utilizing the modified prospective approach. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, as substantially all of the Company’s revenues are excluded from the scope of the new standard. Since there was no net income impact upon adoption of this ASU, a cumulative effect adjustment to opening retained earnings was not deemed necessary. See Note 20 (Revenue from Contracts with Customers) for more information.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), including subsequent amending ASUs.  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. On July 17, 2019, the FASB proposed a one-year deferral of the amendments in this Update to be effective for interim and annual periods beginning after December 15, 2020, for an EGC. The Company has several lease agreements which are currently considered operating leases and are therefore not included on the Company’s Consolidated Balance Sheets.  Under the new guidance the Company expects that some of the lease agreements will be recognized on the Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability.  Based upon a preliminary evaluation as of June 30, 2019, the Company expects that the ASU will have an impact on the Company’s Consolidated Balance Sheets. As of this Quarterly Report and the Company’s current leases, we estimate the right-of-use asset and lease liability will be in the range of $25-30 million as of the expected January 1, 2021 adoption date.  The Company will continue to evaluate how extensive the impact will be under the ASU on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (Topic 326), including subsequent amending ASUs. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income.  The standard will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures.  This includes, but is not limited to, loans, leases, held to maturity securities, loan commitments, and financial guarantees.  For available for sale (“AFS”) debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses.  In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 was originally proposed to be effective for interim and annual reporting periods for an emerging growth company beginning after December 15, 2020 (however, see below). Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its evaluation of the impact of the implementation of ASU 2016-13. The implementation of the provisions of ASU 2016-13 will most likely impact the Company’s consolidated financial statements as to the level of reserves that will be required for credit losses. The Company will continue to assess the potential impact that this Update will have on the Company’s consolidated financial statements. In July 2019, the FASB announced the probable delay in the effective date to January 1, 2023 for an EGC. The Company anticipates adopting this ASU 2016-13 on that date.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350).  This Update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. As a result, under this Update, “an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.”  ASU 2017-14 is effective for annual and any interim impairment tests performed in periods beginning after December 15, 2021 for an EGC.  Adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which is intended to enhance “the accounting for the amortization of premiums for purchased callable debt securities.” This Update shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument.  The amendments in this Update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The ASU’s amendments are effective for EGCs for interim and annual periods beginning after December 15, 2019. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The implementation of the provisions of ASU 2017-08 will most likely not have a material impact the Company’s consolidated financial statements. The Company will continue to assess the potential impact that this ASU will have on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-entity to apply modification accounting. An entity should account for the effects of a modification unless all the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU 2017-09 are effective for annual periods, and interim within those annual reporting periods, for an emerging growth company, beginning after December 15, 2018.   The Company adopted this ASU on January 1, 2019.  This ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  For EGCs, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update has the potential to only impact share-based payments to members of the Company’s board of directors.  The Company will assess the potential impact that this ASU will have on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-09, Codification Improvements, which affects a wide variety of topics, including amendments to subtopics:  220-10, Income Statement—Reporting Comprehensive Income—Overall; 470-50, Debt—Modifications and Extinguishments;  480-10, Distinguishing Liabilities from Equity—Overall; 718-740, Compensation—Stock Compensation—Income Taxes; 805-740, Business Combinations—Income Taxes; and, 820-10, Fair Value Measurement—Overall.  The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities and after December 15, 2019 for EGCs.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820):  Disclosure Framework – Changes to the Disclosure Requirements for fair Value Measurement.  The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits.  These disclosure requirements were removed from the topic:  (1) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. These disclosure requirements were modified:  (1) For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or  announced the timing publicly, and (2) the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: (1) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.  In addition, the amendments eliminate “at a minimum” from the phrase “an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements”.  The amendments in this Update are effective for emerging growth companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date.  As an EGC, RBB will adopt this Update on January 1, 2021.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  This Update provides additional guidance to ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (CCA), on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) apply to entities that are a customer in a hosting arrangement. This Update applies to entities that are a customer in a hosting arrangement that is a service contract.  Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed.  This Update also require the customer to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement.  This Update is effective for an EGC for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  This Update will most likely not have a material impact unless RBB incurs implementation costs for a CCA that is a service contract.

NOTE 3 – ACQUISITION

First American International Corp. Acquisition:

On October 15, 2018, the Company acquired all the assets and assumed all the liabilities of First American International Corp. in exchange for cash of $34.8 million and 3,011,762 shares of RBB common stock, which as valued at $69.6 million in the aggregate on the date of acquisition. FAIC operated eight branches in the New York City metropolitan area. The Company acquired FAIC to strategically establish a presence in the New York area. Goodwill in the amount of $28.4 million was recognized in this acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill is not deductible for income tax purposes.

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

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) securities and held to maturity (“HTM”) securities at June 30, 2019 and December 31, 2018, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2019	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,748	$1	$—	$1,749
SBA agency securities	5,004	59	(17)	5,046
Mortgage-backed securities- Government sponsored agencies	19,990	32	(107)	19,915
Collateralized mortgage obligations	12,273	43	(148)	12,168
Corporate debt securities	32,629	150	(28)	32,751
Total	$71,644	$285	$(300)	$71,629

Held to maturity
Municipal taxable securities	$3,583	$176	$—	$3,759
Municipal securities	5,150	90	—	5,240
Total	$8,733	$266	$—	$8,999

December 31, 2018
Available for sale
Government agency securities	$1,873	$—	$(58)	$1,815
SBA agency securities	5,354	—	(185)	5,169
Mortgage-backed securities- Government sponsored agencies	23,125	—	(584)	22,541
Collateralized mortgage obligations	12,696	1	(631)	12,066
Corporate debt securities	32,615	105	(549)	32,171
Total	$75,663	$106	$(2,007)	$73,762

Held to maturity
Municipal taxable securities	$4,290	$142	$—	$4,432
Municipal securities	5,671	1	(164)	5,508
Total	$9,961	$143	$(164)	$9,940

One security with a fair value of $678,000 and $697,000 at June 30, 2019 and December 31, 2018, respectively, was pledged to secure a local agency deposit.

The amortized cost and fair value of the investment securities portfolio at June 30, 2019 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
June 30, 2019
Government agency securities	$—	$—	$1,748	$1,749	$—	$—	$—	$—	$1,748	$1,749
SBA securities	—	—	806	820	4,198	4,226	—	—	5,004	5,046
Mortgage-backed securities- Government sponsored agencies	412	411	13,004	12,986	6,574	6,518	—	—	19,990	19,915
Collateralized mortgage obligations	—	—	9,907	9,758	2,366	2,410	—	—	12,273	12,168
Corporate debt securities	17,026	17,028	5,083	5,087	6,500	6,634	4,020	4,002	32,629	32,751
Total available for sale	$17,438	$17,439	$30,548	$30,400	$19,638	$19,788	$4,020	$4,002	$71,644	$71,629

Municipal taxable securities	$125	$129	$2,953	$3,047	$505	$583	$—	$—	$3,583	$3,759
Municipal securities	—	—	—	—	354	355	4,796	4,885	5,150	5,240
Total held to maturity	$125	$129	$2,953	$3,047	$859	$938	$4,796	$4,885	$8,733	$8,999

The following table summarizes investment securities with unrealized losses at June 30, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
June 30, 2019
SBA securities	$—	$—	—	$(17)	$1,559	2	$(17)	$1,559	2
Mortgage-backed securities- Government sponsored agencies	—	—	—	(107)	14,160	19	(107)	14,160	19
Collateralized mortgage obligations	—	—	—	(148)	9,758	7	(148)	9,758	7
Corporate debt securities	—	—	—	(28)	5,996	3	(28)	5,996	3
Total available for sale	$—	$—	—	$(300)	$31,473	31	$(300)	$31,473	31

Municipal securities	—	—	—	$—	$—	—	$—	$—	—
Total held to maturity	$—	$—	—	$—	$—	—	$—	$—	—

December 31, 2018
Government agency securities	$—	$—	—	$(58)	$1,815	2	$(58)	$1,815	2
SBA securities	—	—	—	(185)	5,169	4	(185)	5,169	4
Mortgage-backed securities- Government sponsored agencies	(11)	3,484	2	(573)	23,928	25	(584)	27,412	27
Collateralized mortgage obligations	—	—	—	(631)	12,065	8	(631)	12,065	8
Corporate debt securities	(61)	4,600	4	(488)	6,548	4	(549)	11,148	8
Total available for sale	$(72)	$8,084	6	$(1,935)	$49,525	43	$(2,007)	$57,609	49

Municipal securities	$(104)	$2,468	6	$(60)	$2,174	4	$(164)	$4,642	10
Total held to maturity	$(104)	$2,468	6	$(60)	$2,174	4	$(164)	$4,642	10

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

	Three months ended June 30,
	2019				2018
(dollars in thousands)	Real Estate	Commercial	Other	Total	Real Estate	Commercial	Unallocated	Other	Total
Allowance for loan losses:
Beginning balance	$14,389	$3,844	$3	$18,236	$9,962	$3,926	$69	$—	$13,957
Additions (reductions) to the allowance charged to expense	193	164	—	357	530	174	(4)	—	700
Less loans charged-off	—	(32)	—	(32)	—	—	—	—	—
Ending balance	$14,582	$3,976	$3	$18,561	$10,492	$4,100	$65	$—	$14,657

	Six months ended June 30,
	2019				2018
(dollars in thousands)	Real Estate	Commercial	Other	Total	Real Estate	Commercial	Unallocated	Other	Total
Allowance for loan losses:
Beginning of year	$13,437	$4,140	$—	$17,577	$9,309	$4,044	$420	$—	$13,773
Additions (reductions) to the allowance charged to expense	1,145	(241)	3	907	1,183	56	(355)	—	884
Recoveries on loans charged-off	—	109	—	109	—	—	—	—	—
Less loans charged-off	—	(32)	—	(32)	—	—	—	—	—
Ending balance	$14,582	$3,976	$3	$18,561	$10,492	$4,100	$65	$—	$14,657

The following table presents the recorded investment in loans and impairment method as of and for the three months ended June 30, 2019 and June 30, 2018, and the activity in the allowance for loan losses for the year ended December 31, 2018, by portfolio segment:

(dollars in thousands)
As of and for the three months ended June 30, 2019	Real Estate	Commercial	Other	Total
Reserves:
Specific	$—	$11	$—	$11
General	14,582	3,965	3	18,550
Total allowance for loan losses	$14,582	$3,976	$3	$18,561
Loans evaluated for impairment:
Individually	3,225	3,060	—	6,285
Collectively	1,725,436	360,335	382	2,086,153
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$1,728,661	$363,395	$382	$2,092,438

As of and for the three months ended June 30, 2018	Real Estate	Commercial	Unallocated	Total
Reserves:
Specific	$—	$—	$—	$—
General	10,492	4,100	65	14,657
Loans acquired with deteriorated credit quality	—	—	—	—
Total allowance for loan losses	10,492	4,100	65	14,657
Loans evaluated for impairment:
Individually	$3,356	$3,197	$—	$6,553
Collectively	872,088	405,130	—	1,277,218
Loans acquired with deteriorated credit quality	311	—	—	311
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$875,755	$408,327	$—	$1,284,082

As of and for the year ended December 31, 2018	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning of year	$9,309	$4,044	$420	$13,773
Provisions	4,128	761	(420)	4,469
Charge-offs	—	(701)	—	(701)
Recoveries	—	36	—	36
	$13,437	$4,140	$—	$17,577
Reserves:
Specific	$44	$—	$—	$44
General	13,393	4,140	—	17,533
Loans acquired with deteriorated credit quality	—	—	—	—
Total allowance for loan losses	$13,437	$4,140	$—	$17,577
Loans evaluated for impairment:
Individually	$2,309	$972	$—	$3,281
Collectively	1,750,896	387,838	—	2,138,734
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$1,753,205	$388,810	$—	$2,142,015

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

The risk category of loans by class of loans was as follows at June 30, 2019 and December 31, 2018:

(dollars in thousands)		Special
June 30, 2019	Pass	Mention	Substandard	Impaired (1)	Total
Real estate:
Construction and land development	$118,535	$—	$—	$271	$118,806
Commercial real estate	728,742	6,335	18,875	2,500	756,452
Single-family residential mortgages	851,782	—	1,166	455	853,403
Commercial:
Other	270,760	7,852	5,308	—	283,920
SBA	71,605	131	4,680	3,059	79,475
Other:	382	—	—	—	382
Total loans	$2,041,806	$14,318	$30,029	$6,285	$2,092,438

(dollars in thousands)		Special
December 31, 2018	Pass	Mention	Substandard	Impaired (1)	Total
Real estate:
Construction and land development	$112,959	$—	$—	$276	$113,235
Commercial real estate	743,123	7,069	6,496	2,033	758,721
Single-family residential mortgages	880,860	—	389	—	881,249
Commercial:
Other	295,226	6,286	2,798	—	304,310
SBA	79,057	—	4,471	972	84,500
Total loans	$2,111,225	$13,355	$14,154	$3,281	$2,142,015

(1)	Loans, net of deferred fees

The following table presents the aging of the recorded investment in past-due loans at June 30, 2019 and December 31, 2018 by class of loans:

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not	Total	Non- Accrual
June 30, 2019	Days	Days	Or More	Past Due	Past Due	Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$—	$—	$118,806	$118,806	$—
Commercial real estate	—	—	—	—	756,452	756,452	—
Single-family residential mortgages	1,244	446	455	2,145	851,258	853,403	455
Commercial:
Other	—	—	—	—	283,920	283,920	—
SBA	1,746	—	3,008	4,754	74,721	79,475	3,008
Other:	—	—	—	—	382	382	—
	$2,990	$446	$3,463	$6,899	$2,085,539	$2,092,438	$3,463
Real estate:
Single-family residential mortgages held for sale	$341	$453	$—	$794	$248,802	$249,596	$—
	30-59	60-89	90 Days	Total	Loans Not	Total	Non- Accrual
December 31, 2018	Days	Days	Or More	Past Due	Past Due	Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$—	$—	$113,235	$113,235	$—
Commercial real estate	—	678	—	678	758,043	758,721	—
Single-family residential mortgages	1,548	950	—	2,498	878,751	881,249	—
Commercial:
Other	—	—	—	—	304,310	304,310	—
SBA	957	—	914	1,871	82,629	84,500	914
	$2,505	$1,628	$914	$5,047	$2,136,968	$2,142,015	$914
Real estate:
Single-family residential mortgages held for sale	$—	$458	$—	$458	$434,064	$434,522	$—

(1)	Included in total loans.

Information relating to individually impaired loans presented by class of loans was as follows at June 30, 2019 and December 31, 2018:

(dollars in thousands)	Principal	Recorded	Average	Interest	Related
June 30, 2019	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$271	$271	$272	$6	$—
Commercial real estate	2,500	2,562	2,569	26	—
Residential mortgage loans	455	455	455	—	—
Commercial - SBA	2,981	3,007	3,008	1	—
With related allowance recorded
Commercial - SBA	78	75	75	—	11
Total	$6,285	$6,370	$6,379	$33	$11

(dollars in thousands)	Principal	Recorded	Average	Interest	Related
December 31, 2018	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$276	$276	$283	$23	$—
Commercial real estate	2,033	2,033	2,126	134	—
Residential mortgage loans	—	—	—	—	—
Commercial - SBA	797	1,498	1,377	19	—

With related allowance recorded
Commercial - SBA	175	175	193	1	44
Total	$3,281	$3,982	$3,979	$177	$44

No interest income was recognized on a cash basis for the six months ended June 30, 2019 and 2018 and for the year ended December 31, 2018.

The Company had five and four loans identified as troubled debt restructurings (“TDRs”) at June 30, 2019 and December 31, 2018, respectively, with aggregate balances of $2.8 million and $2.4 million, respectively. There were no specific reserves on TDRs as of June 30, 2019 or December 31, 2018.  There are no commitments to lend additional amounts at June 30, 2019 and December 31, 2018 to customers with outstanding loans that are classified as TDRs.

The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2019. There was one loan modified as a TDR during the six months ended June 30, 2019. There were three new TDRs during the six months ended June 30, 2018. The modification of the terms generally included loans where a moratorium on loan payments was granted.  Such moratoriums ranged from six months to nine months on the loans restructured in 2019 and 2018.

		Pre-	Post-
		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded
June 30, 2019	Loans	Investment	Investment
Commercial real estate	1	476	476
Total	1	$476	$476

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets.  The principal balances at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Loans serviced for others:
Mortgage loans	$1,734,204	$1,586,499
SBA loans	$181,719	$184,664
Commercial real estate loans	$4,251	$2,838

The fair value of servicing assets for mortgage loans was $13.2 million and $15.3 million at June 30, 2019 and December 31, 2018, respectively. The fair value of servicing assets for SBA loans was $6.1 million at both June 30, 2019 and December 31, 2018, respectively. Estimates of the loan servicing asset fair value are derived through a discounted cash flow analysis. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography.  The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place.  The analysis accounts for recent transactions, and supply and demand within the market.

Servicing fees net of servicing asset amortization totaled $899,000 and $58,000 for the three months ended June 30, 2019 and 2018, respectively and $1.7 million and $27,000 for the six months ended June 30, 2019 and 2018, respectively.

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

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$12,963	$4,325	$12,858	$4,512
Additions	736	328	1,340	440
Disposals	(53)	(137)	(86)	(265)
Amortized to expense	(402)	(173)	(868)	(344)
End of period	$13,244	$4,343	$13,244	$4,343

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$1,661	$4,318	$1,540	$4,417
Additions	322	564	637	1,048
Disposals	(76)	(311)	(115)	(736)
Amortized to expense	(179)	(165)	(334)	(323)
End of period	$1,728	$4,406	$1,728	$4,406

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually.  The Company has selected December 31st as the date to perform the annual impairment test.  Goodwill amounted to $58.4 million at June 30, 2019 and $58.4 million at December 31, 2018, and is the only intangible asset with an indefinite life on the balance sheet.  There were no impairment losses recognized on goodwill during the six months ended June 30, 2019 and 2018.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions.   CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years.  The unamortized balance at June 30, 2019 and December 31, 2018 was $6.8 million and $7.6 million, respectively. CDI amortization expense was $773,000 and $158,000 for the six months ended June 30, 2019 and June 30, 2018, respectively.

Estimated CDI amortization expense for future years is as follows:

(dollars in thousands)
As of June 30:
Remainder of 2019	$727
2020	1,285
2021	1,056
2022	879
2023	749
Thereafter	2,132
Total	$6,828

NOTE 8 - DEPOSITS

At June 30, 2019, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	June 30, 2019
One year	$1,241,989
Two to three years	93,048
Over three years	2,220
Total	$1,337,257

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

At June 30, 2019 and December 31, 2018, long-term debt was as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Principal	$105,000	$105,000
Unamortized debt issuance costs	$1,122	$1,292

The following table presents interest and amortizations expense the Company incurred for the three and six months ended June 30, 2019 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Interest Expense:
Interest	$1,662	$813	$3,324	$1,625
Amortization	85	36	171	73

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Bancorp in 2016, acquired TFC Statutory Trust (the “Trust”).  The Trust contained a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC Bancorp issued $5 million of subordinated debentures to the Trust in exchange for ownership of all of the common security of the Trust and the proceeds of the preferred securities sold by the Trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition, which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security. The Company also purchased an investment in the common stock of the Trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.65%, which was 4.06% as of June 30, 2019 and 4.66% at December 31, 2018.

In October 2018, the Company, through the acquisition of First American International Corp., acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. The Trust issued 7,000 units of thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7,000,000 to an independent investor, and FAIC issued $7 million of subordinated debentures to the FAIC Trust and all of its common securities, amounting to $217,000, which is included in other assets.  There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at June 30, 2019, was 4.66% and 5.04% at December 31, 2018.

The Company paid interest expenses of $140,000 and 49,000 for the three months ended June 30, 2019 and 2018, respectively, and $284,000 and $90,000, respectively, for the six months ended June, 30 2019 and 2018.  The amount of aggregate amortization expense recognized for the three months ended June 30, 2019 and 2018 was $42,000 and $22,000, respectively, and $84,000 and $45,000 for the six months ended June 30, 2019 and 2018, respectively.

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

Federal Funds Arrangements with Commercial Banks.  At June 30, 2019, the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $5.0 million overnight from Zions Bank, Wells Fargo Bank, First Tennessee National Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements.  At June 30, 2019, the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit.  The secured borrowing capacity with the FRB of $16.8 million at June 30, 2019 is collateralized by loans pledged with a carrying value of $29.0 million.

FHLB Secured Line of Credit.  The secured borrowing capacity with the FHLB of $649.3 million at June 30, 2019 is collateralized by loans pledged with a carrying value of $730.8 million.

At June 30, 2019, the Company had $40.0 million at 2.52% in overnight advances with the FHLB and $319.5 million at 2.56% at December 31, 2018.  There were no amounts outstanding under any of the other borrowing arrangements above as of June 30, 2019 and at December 31, 2018 except FHLB advances.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the three months ended June 30, 2019 and 2018, the Company recorded an income tax provision of $4.4 million and $2.3 million, respectively, reflecting an effective tax rate of 30.3% and 19.5% for the three months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded an income tax provision of $8.3 million and $3.9 million, respectively, reflecting an effective tax rate of 28.7% and 17.5% for the six months ended June 30, 2019 and 2018, respectively. The Company recognized of tax benefit from stock option exercises of $40,000 and $2.6 million for the six months ended June 30, 2019 and 2018, respectively.

NOTE 13 - COMMITMENTS

The Company leases several of its operating facilities under various noncancellable operating leases expiring at various dates through 2028.  The Company is also responsible for common area maintenance, taxes and insurance at the various branch locations.

Future minimum rent payments on the Company’s leases were as follows at June 30, 2019:

(dollars in thousands)
Year ending December 31:
2019 remaining	$2,877
2020	5,401
2021	3,876
2022	3,713
2023	3,186
Thereafter	10,572
Total	$29,625

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.6 million and $458,000 for the three months ended June 30, 2019 and 2018, respectively and $3.1 million and $895,000 for the six months ended June 30, 2019, respectively.  The Company received rental income of $49,000 in the first quarter of 2019 and $99,000 in the first half of 2019.

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

At June 30, 2019 and December 31, 2018, the Company had the following financial commitments whose contractual amount represents credit risk:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Commitments to extend credit	$244,213	$267,920
Commercial and similar letters of credit	453	1,042
Standby letters of credit	3,693	3,374
Total	$248,359	$272,336

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	June 30,	December 31,
(dollars in thousands)	2019	2018
Beginning balance	$3,600	$2,300
New loans and advances	6,600	7,400
Repayments	(7,200)	(6,100)
Ending balance	$3,000	$3,600

Loan commitments outstanding to executive officers, directors and their related interests with whom they are associated totaled approximately $1.4 million at June 30, 2019 and $800,000 at December 31, 2018.

Deposits from principal officers, directors, and their affiliates at June 30, 2019 and December 31, 2018 were $18.7 million and $52.1 million, respectively.

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

RBB Bancorp 2017 Omnibus Stock Incentive Plan

The OSIP was adopted by the Company’s board of directors on January 18, 2017 and approved by the Company’s shareholders at the Company’s annual meeting on May 23, 2017. The OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the OSIP, or 3,848,341 shares. This represents 19% of the issued and outstanding shares of the Company’s common stock as of June 30, 2019.  As of June 30, 2019, there were 1,254,045 shares of common stock available for issuance under the OSIP.  Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

The Company recognized stock-based compensation expense of $396,000 and $262,000 and recognized income tax benefits on that expense of $40,000 and $56,000 for the six months ended June 30, 2019 and 2018, respectively.

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

In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. The new rules became effective on January 1, 2015, with certain of the requirements phased-in over a multi-year schedule.  Under the rules, minimum requirements increased for both the quantity and quality of capital held by the Bank.  The rules include a new common equity Tier 1 (“CET1”) capital to risk-weighted assets ratio with minimums for capital adequacy and prompt corrective action purposes of 4.5% and 6.5%, respectively.  The minimum Tier 1 capital to risk-weighted assets ratio was raised from 4.0% to 6.0% under the capital adequacy framework and from 6.0% to 8.0% to be well-capitalized under the prompt corrective action framework.  In addition, the rules introduced the concept of a "conservation buffer" of 2.5% applicable to the three capital adequacy risk-weighted asset ratios (CET1, Tier 1, and Total).  The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The capital conservation buffer for June 30, 2019 is 13.30% and 11.45% for the Bank and RBB, respectively. If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital.  Management believes, at June 30, 2019 and December 31, 2018, that the Bank satisfied all capital adequacy requirements to which it is subject.

As defined in applicable regulations and set forth in the tables below, RBB and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the "well capitalized" standards at the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Tier 1 Leverage Ratio
Consolidated	$339,889	12.19%	NA	NA	NA	NA
Bank	394,917	14.17%	$111,485	4.0%	$139,356	5.0%
Common Equity Tier 1 Risk- Based Capital Ratio
Consolidated	330,299	16.96%	NA	NA	NA	NA
Bank	394,917	20.31%	87,650	4.5%	126,606	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	339,889	17.45%	NA	NA	NA	NA
Bank	394,917	20.31%	116,867	6.0%	155,822	8.0%
Total Risk-Based Capital Ratio
Consolidated	462,949	23.77%	NA	NA	NA	NA
Bank	414,099	21.30%	155,822	8.0%	194,778	10.0%

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Tier 1 Leverage Ratio
Consolidated	$321,407	11.80%	NA	NA	NA	NA
Bank	370,304	13.66%	$108,445	4.0%	$135,556	5.0%
Common Equity Tier 1 Risk- Based Capital Ratio
Consolidated	311,901	15.28%	NA	NA	NA	NA
Bank	370,304	18.17%	91,722	4.5%	132,487	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	321,407	15.74%	NA	NA	NA	NA
Bank	370,304	18.17%	122,296	6.0%	163,061	8.0%
Total Risk-Based Capital Ratio
Consolidated	443,379	21.71%	NA	NA	NA	NA
Bank	388,569	19.07%	163,061	8.0%	203,826	10.0%

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

Appraisals for other real estate owned are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered. No significant adjustments to appraised values have been made as a result of this comparison process as of June 30, 2019.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at June 30, 2019 and December 31, 2018:

(dollars in thousands)	Fair Value Measurements Using:
June 30, 2019	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$1,749		$1,749
SBA agency securities		5,046		5,046
Mortgage-backed securities		19,915		19,915
Collateralized mortgage obligations		12,168		12,168
Corporate debt securities		32,751		32,751
	$—	$71,629	$—	$71,629

On a non-recurring basis:
Other real estate owned	$—	$—	$2,075	$2,075

December 31, 2018
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities		$1,815		1,815
SBA agency securities		5,169		5,169
Mortgage-backed securities		22,541		22,541
Collateralized mortgage obligations		12,066		12,066
Corporate debt securities		32,171		32,171
	$—	$73,762	$—	$73,762

On a non-recurring basis:
Other real estate owned	$—	$—	$1,101	$1,101

No write-downs to OREO were recorded for the six months ended June 30, 2019 or for the year ended December 31, 2018.

Quantitative information about the Company's OREO non-recurring Level 3 fair value measurements at June 30, 2019 and December 31, 2018 is as follows:

					Weighted-
(dollars in thousands)	Fair Value	Valuation	Unobservable	Adjustment	Average
June 30, 2019	Amount	Technique	Input	Range	Adjustment
Other real estate owned	$2,075	Third Party	Management Adjustments	14%	14%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs
December 31, 2018
Other real estate owned	$1,101	Third Party	Management Adjustments	16%	16%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs

OREO as of June 30, 2019 consists of two single-family residences with a fair value of $1.1 million and one non-farm, non-residential property with a fair value of $974,000.

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

Loans

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of June 30, 2019 was measured using an exit price notion. The fair value of loans as of December 31, 2018 was measured using an exit price notion.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at June 30, 2019 and December 31, 2018 are summarized as follows:

		June 30,		December 31,
		2019		2018
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$185,643	$185,643	$147,685	$147,685
Federal funds sold and other cash equivalents	Level 1	20,000	20,000	—	—
Interest-earning deposits in other financial institutions	Level 1	1,196	1,196	600	600
Investment securities - AFS	Level 2	71,629	71,629	73,762	73,762
Investment securities - HTM	Level 2	8,733	8,999	9,961	9,940
Mortgage loans held for sale	Level 1	249,596	251,825	434,522	438,948
Loans, net	Level 3	2,073,877	2,083,992	2,124,438	2,114,341
Equity Security	Level 3	11,289	11,289	10,039	10,039

Financial Liabilities:
Deposits	Level 2	$2,235,334	$2,235,718	$2,144,041	$2,143,196
FHLB advances	Level 2	40,000	40,000	319,500	319,500
Long-term debt	Level 2	103,878	99,778	103,708	79,756
Subordinated debentures	Level 3	9,590	10,242	9,506	10,356

NOTE 19 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”):

	Three months ended
	June 30,
	2019		2018
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$10,142		$9,437
Shares outstanding		20,077,524		16,544,627
Impact of weighting shares		(2,873)		(137,188)
Used in basic EPS	10,142	20,074,651	9,437	16,407,439
Dilutive effect of outstanding
Stock options		370,362		915,361
Used in dilutive EPS	$10,142	20,445,013	$9,437	17,322,800

Basic earnings per common share	$0.51		$0.58
Diluted earnings per common share	0.50		0.54

	Six months ended
	June 30,
	2019		2018
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$20,522		$18,283
Shares outstanding		20,077,524		16,544,627
Impact of weighting shares		(16,266)		(298,564)
Used in basic EPS	20,522	20,061,258	18,283	16,246,063
Dilutive effect of outstanding
Stock options		379,642		1,002,062
Used in dilutive EPS	$20,522	20,440,900	$18,283	17,248,125

Basic earnings per common share	$1.02		$1.13
Diluted earnings per common share	1.00		1.06

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	Three months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Non-interest income, in scope (1)
Fees and service charges on deposit accounts	$315	$259	$613	$546
Other fees (2)	425	11	623	17
Other income (3)	442	143	733	271
Gain (loss) on sale of fixed assets	6	—	6	—
Total in-scope non-interest income	1,188	413	1,975	834
Non-interest income, not in scope (4)	4,308	2,380	7,723	4,414
Total non-interest income	$5,496	$2,793	$9,698	$5,248

(1)	There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606.
(2)	Other fees consists of wealth management fees, miscellaneous loan fees and postage/courier fees.
(3)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, and OREO income.
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

Gain on Sales of Other Real Estate Owned and Fixed Assets

The Company records a gain or loss from the sale of other real estate owned (“OREO”) and fixed assets, when control of the property or asset transfers to the buyer, which generally occurs at the time of an executed deed or sales agreement. When the Company finances the sale of OREO to a buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present.

NOTE 21 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At June 30, 2019 and December 31, 2018, the balance of the investment for qualified affordable housing projects was $9.1 million and $9.5 million, respectively.  This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets.  Total unfunded commitments related to the investments in qualified housing projects totaled $5.4 million and $6.8 million at June 30, 2019 and December 31, 2018, respectively.  The Company expects to fulfill these commitments during the years ending 2027 and 2028.

For the six months ended June 30, 2019 and 2018, the Company recognized amortization expense of $450,000 and $322,000, respectively, which was included within income tax expense on the consolidated statements of income.

NOTE 22 - RECENT DEVELOPMENTS

On July 18, 2019, RBB Bancorp announced a cash dividend of $0.10 per share for the second quarter of 2019. The dividend is payable on August 15, 2019 to common shareholders of record as of July 31, 2019.

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

GENERAL

RBB is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for the Bank and RAM.  At June 30, 2019, RBB had total consolidated assets of $2.8 billion, gross consolidated loans of $2.3 billion (held for investment (“HFI”) and held for sale (“HFS”)), total consolidated deposits of $2.2 billion and total consolidated stockholders' equity of $393.8 million. On July 31, 2017, RBB completed its initial public offering and sold 3,750,000 shares of its common stock at a price to the public of $23.00 per share. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

RBB operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, West Los Angeles, and Westlake Village, California, Brooklyn, Queens and Manhattan (New York City) and Las Vegas, Nevada. The Bank opened a new banking office in Flushing (Queens, New York) in February 2019 and closed one banking office in Manhattan in April 2019.  The Bank is a Community Development Financial Institution and as such is able to receive grants from the United States Treasury Department.  Any grants we receive will be used to invest in low to moderate income areas in the communities we serve.

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

For the second quarter of 2019, we reported net earnings of $10.1 million, compared with $9.4 million for the second quarter of 2018. This represented an increase of $705,000 from the second quarter of 2018. Diluted earnings per share were $0.50 per share for the second quarter of 2019, compared to $0.54 for the same period last year.

At June 30, 2019, total assets were $2.8 billion, a decrease of $172.0 million, or 5.8%, from total assets of $3.0 billion at December 31, 2018. Net interest-earning assets were $2.6 billion as of June 30, 2019, a decrease of $186.2 million, or 6.7%, when compared with $2.8 billion at December 31, 2018. The decrease in net interest-earning assets was primarily due to a $184.9 million decrease in mortgage loans held for sale, a $3.4 million decrease in investment securities, a $50.6 million decrease in net loans held for investment, partially offset by a $58.0 million increase in cash and due from banks.

At June 30, 2019, AFS investment securities totaled $71.6 million inclusive of a pre-tax net unrealized loss of $15,000, compared to $73.8 million, inclusive of a pre-tax unrealized loss of $1.9 million, at December 31, 2018.   HTM investment securities totaled $8.7 million at June 30, 2019 and $10.0 million at December 31. 2018.

Total HFI loans and leases, net of deferred fees and discounts, were $2.1 billion at June 30, 2019, compared to $2.1 billion at December 31, 2018 and $1.3 billion at June 30, 2018. Total loans and leases, net of deferred fees and discounts, decreased $50.0 million, or 2.3%, from December 31, 2018. The decrease in total loans was principally due to decreases of $20.2 million in commercial and industrial (“C&I”) loans, $5.0 million SBA loans, $2.3 million in commercial real estate (“CRE”) loans, and $27.8 million in single-family residential (“SFR”) mortgage loans, which were partially offset by a $5.6 million increase in construction and land development (“C&D”) loans.

HFS loans held for sale were $249.6 million at June 30, 2019, compared to $434.5 million at December 31, 2018 and $281.8 million at June 30, 2018.

Noninterest-bearing deposits were $435.6 million at June 30, 2019, a decrease of $3.2 million, or 0.7%, compared to $438.8 million at December 31, 2018. At June 30, 2019, noninterest-bearing deposits were 19.5% of total deposits, compared to 20.5% at December 31, 2018.  The decrease was driven by a number of factors, including depositors moving funds to time deposits from savings, NOW and money market accounts given the current expectations for lower interest rates, certain import customers investing in inventory ahead of potential additional tariffs on Chinese imports, as well as other customers drawing on their funds to make investments. Compared to June 30, 2018, noninterest-bearing deposits increased $129.3 million from $306.4 million.

Our average cost of total deposits was 1.62% for the quarter ended June 30, 2019, compared to 1.01% for the same period last year. The increase is due to increasing market deposit rates due to Federal Reserve actions.  Borrowings, consisting of long-term and subordinated debt, remained nearly constant at $113.5 million as of June 30, 2019 compared to $113.2 million as of December 31, 2018 and increased from $53.1 million as of June 30, 2018. As of June 30, 2019 we had $40.0 million in advances from the FHLB as compared to $319.5 million as of December 31, 2018.

The allowance for loan losses was $18.6 million at June 30, 2019, compared to $17.6 million at December 31, 2018. The allowance for loan losses increased by $325,000 during the second quarter of 2019. The increase was due to a $357,000 credit loss provision reflecting normal loan growth, partially offset by $32,000 in net charge-offs in the second quarter of 2019.  The allowance for loan losses to total loans and leases outstanding was 0.89% and 0.82% as of June 30, 2019 and December 31, 2018, respectively.

Shareholders’ equity increased $19.2 million, or 5.1%, to $393.8 million during the first half of 2019 due to $20.5 million of net income, $967,000 from the exercise of stock options and $396,000 from stock-based compensation, and a $1.3 million increase in net accumulated other comprehensive income, which was partially offset by $4.0 million of common dividends declared.  The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on available for sale securities.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of June 30, 2019, the Company’s Tier 1 leverage capital ratio was 12.19%, our common equity Tier 1 ratio was 16.96%, our Tier 1 risk-based capital ratio was 17.45%, and our total risk-based capital ratio was 23.77%. See “Regulatory Capital Requirements” herein for a further discussion of our regulatory capital requirements.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	For the three months ended June 30,		Variance		For the six months ended June 30,		Variance
(dollars in thousands except per share amounts)	2019	2018	$	%	2019	2018	$	%
Interest income	$35,943	$22,284	$13,659	61.3%	$73,149	$42,460	$30,689	72.3%
Interest expense	11,626	4,457	(7,169)	(160.8)	22,920	8,189	(14,731)	(179.9)
Net interest income	24,317	17,827	6,490	36.4	50,229	34,271	15,958	46.6
Provision for loan losses	357	700	343	49.0	907	884	(23)	(2.6)
Net interest income after provision for credit losses	23,960	17,127	6,833	39.9	49,322	33,387	15,935	47.7
Noninterest income	5,496	2,793	2,703	96.8	9,698	5,248	4,450	84.8
Noninterest expense	(14,899)	(8,191)	6,708	(81.9)	(30,224)	(16,480)	13,744	(83.4)
Income before income taxes	14,557	11,729	2,828	24.1	28,796	22,155	6,641	30.0
Income tax expense	4,415	2,292	(2,123)	(92.6)	8,274	3,872	(4,402)	(113.7)
Net income	$10,142	$9,437	$705	7.5	$20,522	$18,283	$2,239	12.2
Earnings per common share (1):
Basic	$0.51	$0.58	$(0.07)		$1.02	$1.13	$(0.11)
Diluted	0.50	0.54	(0.04)		1.00	1.06	-0.06
Weighted average shares outstanding (1):
Basic	20,074,651	16,407,439	3,667,212	22.4	20,061,258	16,246,063	3,815,195	23.5
Diluted	20,445,013	17,322,800	3,122,213	18.0	20,440,900	17,248,125	3,192,775	18.5
Return on average assets	1.43%	2.18%		(0.75)	1.44%	2.18%		(0.7)
Return on average shareholders’ equity	10.42	13.45	(3.03)		10.69	13.35	(2.66)
Efficiency ratio (2)	49.97	39.72	10.25		50.43	41.70	8.73
Dividend payout ratio	19.61	16.67	2.94		19.92	16.04	3.88
Average equity to assets ratio	13.70	16.21	(2.51)		13.42	16.30	(2.88)
Tangible book value per share (3)	$16.37	$15.41	$0.96		$16.37	$15.41	$0.96
Return on average tangible common equity (3)	12.51%	15.13%	-2.62%		12.88%	15.05%	-2.17%

(1)

Basic earnings per share are calculated by dividing earnings to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing earnings by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options using the treasury stock method.

(2)	Efficiency ratio represents noninterest expenses divided by the sum of fully taxable equivalent net interest income plus noninterest income.
(3)

Tangible book value per share, adjusted return on average assets, adjusted return on average tangible common equity, return on average tangible common equity and tangible common equity to tangible assets are non-GAAP financial measures. See "Non-GAAP Financial Measures" for a reconciliation of these measures to their most comparable GAAP measures.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (TE) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2018 and 2019. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. For additional information see the sections on “Capital Resources and Liquidity Management” and “Quantitative and Qualitative Disclosures about Market Risk” included in this quarterly report.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2019 and 2018. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the three months ended June 30,
	2019			2018
	Average	Interest	Yield /	Average	Interest	Yield /
(dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$120,818	$1,018	3.38%	$79,065	$549	2.78%
Securities
Available for sale	87,347	610	2.80	74,836	519	2.78
Held to maturity (2)	9,127	84	3.69	9,992	92	3.68
Mortgage loans held for sale	355,168	4,245	4.79	209,423	2,428	4.65
Loans held for investment: (3)
Real estate	1,763,749	24,394	5.55	885,630	12,635	5.72
Commercial	347,236	5,601	6.47	377,077	6,069	6.46
Total loans	2,110,985	29,995	5.70	1,262,707	18,704	5.94
Total earning assets	2,683,445	$35,952	5.37	1,636,023	$22,292	5.47
Noninterest-earning assets	166,719			100,442
Total assets	$2,850,164			$1,736,465

Interest-bearing liabilities
NOW and money market deposits	$387,363	$1,188	1.23%	$387,116	$968	1.00%
Savings deposits	97,584	50	0.21	29,499	30	0.40
Time deposits	1,338,631	7,797	2.34	666,493	2,410	1.45
Total interest-bearing deposits	1,823,578	9,035	1.99	1,083,108	3,408	1.26
FHLB short-term advances	95,220	662	2.79	34,011	129	1.52
Long-term debt	103,826	1,748	6.75	49,583	849	6.87
Subordinated debentures	9,564	181	7.59	3,459	71	8.26
Total interest-bearing liabilities	2,032,188	$11,626	2.29	1,170,161	$4,457	1.53
Noninterest-bearing liabilities
Noninterest-bearing deposits	408,219			271,920
Other noninterest-bearing liabilities	19,183			12,930
Total noninterest-bearing liabilities	427,402			284,850
Shareholders' equity	390,574			281,454
Total liabilities and shareholders' equity	$2,850,164			$1,736,465
Net interest income / interest rate spreads		$24,326	3.08%		$17,835	3.94%
Net interest margin			3.64%			4.37%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

	For the six months ended June 30,
	2019			2018
	Average	Interest	Yield /	Average	Interest	Yield /
(dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$111,601	$1,798	3.25%	$85,509	$1,092	2.58%
Securities
Available for sale	78,079	1,118	2.89	72,453	996	2.77
Held to maturity (2)	9,377	173	3.72	9,997	184	3.71
Mortgage loans held for sale	402,237	9,735	4.88	184,315	4,266	4.67
Loans held for investment: (3)
Real estate	1,764,278	48,879	5.59	865,588	23,732	5.53
Commercial	349,818	11,465	6.61	380,740	12,208	6.47
Total loans	2,114,096	60,344	5.76	1,246,328	35,940	5.82
Total earning assets	2,715,390	$73,168	5.43	1,598,602	$42,478	5.36
Noninterest-earning assets	166,968			95,755
Total assets	$2,882,358			$1,694,357

Interest-bearing liabilities
NOW and money market deposits	$400,584	$2,430	1.22%	$365,909	$1,636	0.90%
Savings deposits	99,095	102	0.21	30,709	65	0.43
Time deposits	1,239,474	13,750	2.24	653,837	4,456	1.37
Total interest-bearing deposits	1,739,153	16,282	1.89	1,050,455	6,157	1.18
FHLB short-term advances	216,638	2,776	2.58	32,565	200	1.24
Long-term debt	103,784	3,495	6.79	49,567	1,698	6.91
Subordinated debentures	9,544	367	7.75	3,449	135	7.92
Total interest-bearing liabilities	2,069,119	$22,920	2.23	1,136,036	$8,190	1.45
Noninterest-bearing liabilities
Noninterest-bearing deposits	406,713			269,957
Other noninterest-bearing liabilities	19,582			12,114
Total noninterest-bearing liabilities	426,295			282,071
Shareholders' equity	386,944			276,250
Total liabilities and shareholders equity	$2,882,358			$1,694,357
Net interest income / interest rate spreads		$50,248	3.20%		$34,288	3.91%
Net interest margin			3.73%			4.33%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

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

	Comparison of three months ended			Comparison of six months ended
	June 30, 2019 and June 30, 2018			June 30, 2019 and June 30, 2018
	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$290	$179	$469	$337	$369	$706
Securities (2)
Available for sale	87	4	91	78	44	122
Held to maturity	(9)	1	(8)	(12)	1	(11)
Mortgage loans held for sale	1,694	123	1,817	5,088	381	5,469
Loans held for investment: (3)
Real estate	12,557	(798)	11,759	24,849	298	25,147
Commercial	(482)	14	(468)	(1,000)	257	(743)
Total loans	12,075	(784)	11,291	23,849	555	24,404
Total earning assets	$14,137	$(477)	$13,660	$29,340	$1,350	$30,690

Interest-bearing liabilities
NOW and money market deposits	$1	$219	$220	$156	$638	$794
Savings deposits	68	(48)	20	147	(110)	37
Time deposits	2,437	2,950	5,387	4,012	5,282	9,294
Total interest-bearing deposits	2,506	3,121	5,627	4,315	5,810	10,125
FHLB short-term advances	233	300	533	1,141	1,435	2,576
Long-term debt	932	(33)	899	1,873	(76)	1,797
Subordinated debentures	126	(16)	110	241	(9)	232
Total interest-bearing liabilities	3,797	3,372	7,169	7,570	7,160	14,730
Net interest	$10,340	$(3,849)	$6,491	$21,770	$(5,810)	$15,960

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

Results of Operations—Comparison of Results of Operations for the Three Months Ended June 30, 2019 and 2018

The following discussion of our results of operations compares the three months ended June 30, 2019 and the three months ended June 30, 2018. The results of operations for the three months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

Net Interest Income/Average Balance Sheet.  In the second quarter of 2019, we generated $24.3 million of net interest income, which was an increase of $6.5 million, or 36.4%, from the $17.8 million of net interest income we produced in the second quarter of 2018. The increase in net interest income was primarily due to a $1.0 billion or 64.0% increase in the average balance of interest-earning assets, partially offset by a 10 basis point decrease in the average yield on interest-earning assets, and a 73 basis point increase in the average rate paid on interest-bearing deposits reflecting an increase in deposit rates. The increase in the average balance of interest-earning assets reflected increases in loan (HFI and HFS) average balances, plus increases in average cash equivalents and average investment securities.

Our average deposit balances increased by $876.8 million, primarily as a result of the FAIC acquisition in October 2018 and an increase of $117.6 million in average brokered certificates of deposit in the second quarter of 2019. The increase in interest expense was primarily due to a $862.0 million increase in average interest-bearing liabilities and a 76 basis point increase in the average rate paid on interest-bearing liabilities. For the three months ended June 30, 2019 and 2018, our net interest margin was 3.64% and 4.37%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the three months ended June 30, 2019 and 2018, excluding accretion income, would have been 3.52% and 4.15%, respectively.

Total interest income was $35.9 million for the second quarter of 2019 compared to $22.3 million for the second quarter of 2018. The $13.6 million, or 61.3%, increase in total interest income was primarily due to increases in loan (HFI and HFS) average balances of approximately $278.4 billion in organic growth and approximately $715.6 million from the FAIC acquisition, as well as increases in yields on securities, partially offset by a 10 basis point decrease in HFI loan yields, and decreases in average balances of federal funds sold and other cash equivalents.

Interest and fees on HFI and HFS loans for the second quarter of 2019 was $34.2 million compared to $21.1 million for the second quarter of 2018. The $13.1 million, or 62.0%, increase was primarily due to a 67.5% increase in the average balance of HFI and HFS loans outstanding partially offset by a 19 basis point decrease in the average yield on loans. The increase in the average loan balance was primarily due to loan growth in construction and land development, single-family residential mortgages, and commercial real estate loans resulting from the FAIC acquisition.  Accretion income totaled $753,000 in the second quarter of 2019 compared to $921,000 in the second quarter of 2018. The average yield on loans benefits from discount accretion on our purchased loan portfolio. For the three months ended June 30, 2019 and 2018, the yield on total loans was 5.57% and 5.76%, respectively, while the yield on total loans excluding accretion income would have been 5.45% and 5.51%, respectively. Due to payoffs of acquired loans, we expect accretion income to decline quarterly throughout 2019.

	As of and for the three months ended		As of and for the six months ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Beginning balance of discount on purchased loans	$7,809	$2,410	$9,228	$2,763
Accretion:
Commercial and industrial	34	35	18	75
SBA	3	35	7	39
Commercial real estate	740	850	1,569	1,156
Single-family residential mortgages	278	2	880	5
Total accretion	1,055	922	2,474	1,275
Ending balance of discount on purchased loans	$6,754	$1,488	$6,754	$1,488

Interest income on our securities portfolio increased $82,000, or 13.6%, to $685,000 in the second quarter of 2019 compared to $603,000 in the second quarter of 2018. This increase is mainly attributable to $11.6 million, or 13.7%, increase in the average balance with a slight increase in the yield on average securities from the second quarter of 2018 compared to the second quarter of 2019.  Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the Company’s consolidated statements of income have not been grossed-up.

Interest income on interest earning deposits, dividend income on FHLB stock, federal funds sold, cash equivalents and other investments increased to $1.0 million for the three months ended June 30, 2019 compared to $549,000 for the three months ended June 30, 2018. This increase was primarily due to a 60 basis point increase in the average yield plus a $41.8 million increase in the average balance of short-term cash investments.

Interest expense on interest-bearing liabilities increased $7.2 million, or 160.8%, to $11.6 million for the second quarter of 2019 as compared to $4.5 million in the second quarter of 2018 due to increases in interest expense on both deposits and borrowings primarily from increased interest-bearing balances.

Interest expense on deposits increased to $9.0 million for the second quarter of 2019 as compared to $3.4 million for the second quarter of 2018. The $5.6 million, or 165.1%, increase in interest expense on deposits was primarily due to a 73 basis point increase in the average rate paid on interest-bearing deposits as well as a $740.5 million, or 68.4%, increase in the average balance of interest-bearing deposits. The increase in the average balance of interest-bearing deposits resulted from the FAIC acquisition.  Average brokered certificates of deposit were $177.6 million in the second quarter of 2019 and zero in the second quarter of 2018.  Brokered certificates of deposit were acquired in 2018 for liquidity purposes and will likely run off during the remainder of 2019.  Average non-interest bearing deposits increased to $408.2 million or 50.1% from $271.9 million in the second quarter of 2018.  The 73 basis point increase in the average rate paid on interest-bearing deposits was primarily due to the impact of a bank-wide promotion and higher market interest rates and the change in the deposit mix from non-maturity deposits to certificates of deposit.

Interest expense on long-term debt increased $899,000 to $1.7 million in the second quarter of 2019 as compared to $849,000 in the second quarter of 2018.  This increase was due to a $54.2 million increase in the average balance from the issuance of $55.0 million in subordinated notes in December 2018, partially offset by a 12 basis point decrease in the average rate paid.  Interest expense on FHLB short-term advances was $662,000 in the second quarter of 2019, as compared to $129,000 in the second quarter of 2018.  This increase was primarily due to the $61.2 million increase in the average balance of FHLB advances for the second quarter of 2019 compared to the second quarter of 2018 plus a 127 basis point increase in the average rate paid.  The Company had $40.0 million in FHLB advances as of June 30, 2019.

Provision for Credit Losses.  The $343,000 decrease in the provision for credit losses from the second quarter of 2018 compared to the second quarter of 2019 and is due primarily to a change in the loan mix.  From June 30, 2018 to June 30, 2019, commercial and industrial loans decreased $27.3 million or 8.8%, SBA loans decreased $17.7 million or 18.2%, construction and land development loans increased $23.9 million or 25.2%, commercial real estate loans increased $263.4 million or 53.4%, and SFR mortgages increased $565.5 million or 196.5%.  There was a $32,000 loan charge-off in the second quarter of 2019.

Noninterest Income. Noninterest income increased $2.7 million, or 96.8%, to $5.5 million for the second quarter of 2019, compared to $2.8 million in the same quarter in the prior year. The following table sets forth the major components of our noninterest income for the three months and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		Increase (Decrease)		For the six months ended June 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Noninterest income:
Service charges, fees and other	$1,222	$446	$776	174.0%	$2,042	$912	$1,130	123.9%
Gain on sale of loans	3,120	2,085	1,035	49.6	5,318	3,900	1,418	36.4
Loan servicing fee, net of amortization	899	58	841	1,450.0	1,739	27	1,712	6340.7
Recoveries on loans acquired in business combinations	55	5	50	1,000.0	61	11	50	454.5
Unrealized gain on equity securities	—	—	—	—	147	—	147	100.0
Increase (decrease) in cash surrender of life insurance	194	199	(5)	(2.5)	385	398	(13)	(3.2)
Gain on sale of fixed assets	6	—	6	100.0	6	—	6	100.0
Total noninterest income	$5,496	$2,793	$2,703	96.8	$9,698	$5,248	$4,450	84.8

Service charges, fees and other income. Service charges, fees and other income totaled $1.2 million in the second quarter of 2019 compared to $446,000 in the second quarter of 2018.  The increase was due to an additional $227,000 in safe deposit box income, $153,000 in wealth management commissions (both primarily generated from the acquisition of FAIC), and a $233,000 CDFI award (which was last received in the third quarter of 2018).

Gain on sale of loans. Gains on sale of loans is comprised of gains on sale of SFR mortgage loans, SBA loans and CRE loans. Gains on sale of loans totaled $3.1 million in the second quarter of 2019 compared to $2.1 million in the second quarter of 2018.

The following table presents information on loans sold and gains earned for the three and six months ended June 30, 2019 and 2018.

	For the three months ended June 30,		Increase (Decrease)		For the six months ended June 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Loans sold:
SBA	$10,025	$18,247	$(8,222)	-45.1%	$13,765	$35,559	$(21,794)	-61.3%
SFR mortgage	175,032	52,852	122,180	231.2%	346,419	91,757	254,662	277.5%
CRE	1,584	—	1,584	100.0%	10,422	—	10,422	100.0%
	$186,641	$71,099	$115,542	162.5%	$370,606	$127,316	$243,290	191.1%
Gain on loans sold:
SBA	$616	$885	$(269)	-30.4%	$741	$1,717	$(976)	-56.8%
SFR mortgage	2,504	1,200	1,304	108.7%	4,425	2,183	2,242	102.7%
CRE	—	—	—	100.0%	152	—	152	100.0%
	$3,120	$2,085	$1,035	49.6%	$5,318	$3,900	$(824)	-21.1%

Loan servicing income, net of amortization. Loan servicing income, net of amortization increased due to the increase in the volume of loans we are servicing.  The increase in the respective servicing portfolios reflects the growth in our originations and sales of SFR mortgage and SBA loans for the three months ended June 30, 2019.

The following table presents information on loans servicing income for the three months ended June 30, 2019 and 2018.

(dollars in thousands)	For the three months ended June 30,		Increase (Decrease)		For the six months ended June 30,		Increase (Decrease)
For the period	2019	2018	$	%	2019	2018	$	%
Loan servicing income, net of amortization
SFR loans	$751	$102	$649	636.7%	$1,432	$244	$1,188	486.9%
SBA loans	147	(44)	191	434.3%	307	(217)	524	241.4%
Total	$899	$58	$841	1449.2%	$1,739	$27	$1,712	6340.1%

Our loan servicing income, net of amortization, increased by $841,000 to $899,000 for the three months ended June 30, 2019 compared to net servicing income of $58,000 for the three months ended June 30, 2018.

The following table shows loans serviced for others as of June 30, 2019 and 2018:

	June 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%
As of period-end
SFR loans serviced	$1,734,204	$432,990	$1,301,214	300.5%
SBA loans serviced	181,719	177,264	4,455	2.5%
CRE loans serviced	4,251	—	4,251	0.0%

We were servicing $1.7 billion of SFR mortgage loans for other banks and FNMA as of June 30, 2019 compared to $433.0 million as of June 30, 2018. We were also servicing $181.7 million of SBA loans as of June 30, 2019 compared to $177.3 million as of June 30, 2018. The increase in the respective servicing portfolios reflects the growth in our originations and sales of loans in 2019.

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations was $55,000 in the quarter ended June 30, 2019 compared to $5,000 in the comparable quarter of 2018.

Unrealized gain on equity investments.  The unrealized gain on equity investments was zero in the second quarter of 2019 and zero in the second quarter of 2018.  A $147,000 unrealized gain on equity investments without a readily determinable fair value, in accordance with ASU 2016-001, was recorded in the first quarter of 2019.

Increase in cash surrender of life insurance. Cash surrender of life insurance value decreased $5,000 to $194,000 in the quarter ended June 30, 2019 compared to $199,000 in the second quarter in 2018.

Gain on sale of OREO and fixed assets. No OREO properties were sold in the second quarter of 2019 or 2018.  In the second quarter of 2019, the Company sold fixed assets for a $6,000 gain.

Noninterest expense.   Noninterest expense increased $6.7 million, or 81.9%, to $14.9 million in the second quarter of 2019 compared to $8.2 million in the second quarter of 2018.  The following table sets forth major components of our noninterest expense for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		Increase (Decrease)		For the six months ended June 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Noninterest expense:
Salaries and employee benefits	$8,169	$4,709	$3,460	73.5%	$17,287	$9,660	$7,627	79.0%
Occupancy and equipment expenses	2,674	834	1,840	220.6	4,926	1,626	3,300	203.0
Data processing	1,219	487	732	150.3	2,228	960	1,268	132.1
Legal and professional	656	423	233	55.1	1,081	680	401	59.0
Office expenses	294	192	102	53.1	630	363	267	73.6
Marketing and business promotion	316	262	54	20.6	678	465	213	45.8
Insurance and regulatory assessments	284	213	71	33.3	582	422	160	37.9
Amortization of intangibles	385	77	308	400.0	773	158	615	389.2
OREO expenses (income)	81	—	81	100.0	162	7	155	2,214.3
Merger expenses	15	183	(168)	(91.8)	86	223	(137)	(61.4)
Other expenses	806	811	(5)	(0.6)	1,791	1,916	(125)	(6.5)
Total noninterest expense	$14,899	$8,191	$6,708	81.9	$30,224	$16,480	$13,744	83.4

Salaries and employee benefits expense increased $3.5 million, or 73.5%, to $8.2 million for the second quarter of 2019 compared to $4.7 million for the second quarter of 2018. The increase in salaries and employee benefits is attributable to additional staff from the FAIC acquisition, as well as normal salary increases.  The number of full-time equivalent employees was 372 at June 30, 2019 compared to 242 at June 30, 2018.

Occupancy and equipment expense increased $1.8 million, or 220.6%, to $2.7 million for the first quarter of 2019 compared to $834,000 for the second quarter of 2018.  This increase was due to the FAIC acquisition, plus the new Irvine, California and Flushing, New York locations.

Data processing expense increased $732,000, or 150.3%, to $1.2 million for the second quarter of 2019, compared to $487,000 for the second quarter of 2018.  These increases resulted primarily from the financial management system conversion, increased processing volumes, and increased data processing conversion expense for the short-term as we integrated FAIC.

Legal and professional expense increased $233,000 to $656,000 in the three months ended June 30, 2019 compared to $423,000 for the three months ended June 30, 2018. This increase was primarily due to additional legal, external audit and SOX audit fees in 2019 for being a public company, and additional expenses following the FAIC acquisition.

Office expenses are comprised of communications, postage, armored car, and office supplies and were $294,000 for the three months ended June 30, 2019 compared to $192,000 for the three months ended June 30, 2018.  This increase primarily resulted from the FAIC acquisition and normal business growth.

Marketing and business promotion expense increased $54,000, or 20.6%, to $316,000 in the second quarter of 2019, compared to $262,000 for the second quarter of 2018.  This increase was due to increased CRA and other donations, advertising and business development, in addition to costs to expand and integrate our market in New York and Irvine (Orange County) in 2019.

Insurance and regulatory assessments increased $71,000, or 33.3%, primarily due to the FAIC acquisition.  Amortization of intangibles increased $308,000, or 400.0%, due to the amortization of the additional core deposit intangible resulting from the FAIC acquisition.  Merger expenses decreased $168,000, or 91.8%, following the 2018 merger.

Other expenses decreased $5,000, or 0.6%, to $806,000 million for the second quarter of 2019, compared to $811,000 in the second quarter of 2018.  The provision for unfunded commitments was a credit of $18,000 in the second quarter of 2019 compared to a credit of $92,000 in the second quarter of 2019.

Income Tax Expense

Income tax expense was $4.4 million in the second quarter of 2019 compared to $2.3 million in the second quarter of 2018.  The increase was in part due to $52,000 in additional tax expense and $1.1 million in tax deductions for stock option exercises, for the second quarter of 2019 and 2018, respectively.  Effective tax rates were 30.3% and 19.5% in the second quarter of 2019 and the second quarter of 2018, respectively.  The increase in the effective tax rate was primarily due to the $1.2 million reduction in the tax benefit from the exercise of stock options.

Net Income

Net income amounted to $10.1 million for the second quarter 2019, a $705,000 or 7.5% increase from the second quarter of 2018, primarily due to the growth in earning assets from the FAIC acquisition and net interest income, growth in non-interest income, and a decreased credit loss provision, which were partially offset by increased noninterest expenses and income tax expense.

Results of Operations—Comparison of Results of Operations for the Six Months Ended June 30, 2019 and June 30, 2018

The following discussion of our results of operations compares the first half ended June 30, 2019 and June 30, 2018, respectively.  The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

Net Interest Income/Average Balance Sheet.  In the first half of 2019, we generated net interest income of $50.2 million, an increase of $16.0 million, or 46.6%, from the $34.3 million in net interest income of the first half of 2018. This increase was largely due to a 69.9% increase in the average balance of interest-earning assets, as well as a 7 basis point increase in the average yield on interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to $715.6 million in loans from the FAIC acquisition and $178.0 million in organic loan growth. For the six-months ended June 30, 2019 and 2018, our net interest margin was 3.73% and 4.33%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. The net interest margin for the six-months ended June 30, 2019 and 2018, excluding accretion income, would have been 3.60% and 4.16%, respectively.

Total interest income was $73.1 million for the first half of 2019 compared to $42.5 million for the first half of 2018. The $30.7 million, or 72.3%, increase in total interest income was due to increases in interest earned on our loan portfolio, securities portfolio and federal funds sold.

Interest and fees on loans was $70.1 million for the first half of 2019 compared to $40.2 million for the first half of 2018. The $29.9 million, or 74.3%, increase in interest income on loans was primarily due to a 75.9% increase in the average balance of total loans outstanding primarily due to the FAIC acquisition and organic loan growth, partially offset by a 6 basis point decrease in the average yield on total loans. The average yield on loans benefits from discount accretion on our acquired loan portfolios. For the six months ended June 30, 2019 and 2018, the yield on total loans was 5.67% and 5.76%, respectively, while the yield on total loans excluding accretion income would have been 5.49% and 5.56%, respectively. A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of commercial real estate loans. The table on page 41 illustrates by loan type the accretion income for the first half of 2018 and 2017.

Interest income on our securities portfolio increased $110,000, or 9.5%, to $1.3 million in the first half of 2019 compared to $1.2 million in the first half of 2018. The increase in interest income on securities was primarily due to an increase in the average balance of the portfolio of $5.0 million, or 6.1%, and a 9 basis point increase in the average yield on securities. Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the income statement has not been grossed-up.

Interest income on our federal funds sold, cash equivalents and other investments increased $706,000, or 64.7%, to $1.8 million in the first half of 2019 compared to $1.1 million in the first half of 2018. The increase in interest income on cash equivalents was due to a 67 basis point increase in the average yield plus an increase in the average balance of $26.1 million. The reasons for the increased yield were the increase in the federal funds rate over the period plus a $324,000 increase in the FHLB dividend.

Interest expense on interest-bearing liabilities increased $14.7 million, or 179.9%, to $22.9 million in in the first half of 2019 compared to $8.2 million in the first half of 2018 due to increases in balances of $933.1 million (deposits, FHLB short-term advances, long-term debt and subordinated debentures) and rates on interest bearing liabilities (NOW, money market and time deposits, and FHLB advances).

Interest expense on deposits increased to $16.3 million in the first half of 2019 compared to $6.2 million in the first half of 2018. The $10.1 million, or 164.4%, increase in interest expense on deposits was primarily due to a 62.5% increase in the average balance of total deposits, combined with a 59 basis point increase in rates. The increase in the average balance of deposits resulted primarily from the FAIC acquisition and normal growth of deposit accounts.

Interest expense on borrowings (FHLB, long-term debt and subordinated debentures) increased to $6.6 million in the first half of 2019 compared to $2.0 million in the first half of 2018. The $184.0 million increase in average balance of FHLB advances and a $54.2 million increase in average balance of long term debt was primarily used to fund held-for-sale loans.  In addition, in October 2018, RBB issued $55.0 in subordinated debt.

Provision for credit loss expense in the first half of 2019 was $907,000 due to normal loan growth, compared to an $884,000 provision in the first half of 2018.

Noninterest income increased $4.5 million, or 84.8%, to $9.7 million in the first half of 2019.  The table on page 42 sets forth major components of our noninterest income for the respective periods.

Service charges, fees and other income increased to $2.0 million in the first half of 2019 compared to $912,000 in the first half of 2018. The increase primarily resulted from $357,000 increase in safe deposit box rental income, an additional $278,000 in wealth management commissions, and a $233,000 CDFI award.

Gain on sale of loans increased to $5.3 million in the first half of 2019 compared to $3.9 million in the first half of 2018 due to an increased amount of sales of mortgage loans. As noted in the table on page 43, we sold $329.0 million in SFR mortgage, SBA and CRE loans in the first half of 2019 compared to $127.3 million in the same period of 2018.

Our loan servicing income, net of amortization increased by $1.7 million to $1.7 million for the six months ended June 30, 2019 compared to $27,000 for the six months ended June 30, 2018.  The increase is due to increase in loans being serviced in 2019 partially offset by write-downs in serving assets due to pay-offs of SBA serviced loans.  We were servicing $1.9 billion in SFR mortgage, SBA and CRE loans as of June 30, 2019 compared to $610.3 million as of June 30, 2018. Additional details are in the table on page 43.

Recoveries on loans acquired in business combinations increased $50,000 to $61,000 in the first half of 2019 compared to $11,000 in the first half of 2018. This increase resulted from greater recoveries on loans acquired from other bank acquisitions.

Noninterest expense increased $13.7 million, or 83.4%, to $30.2 million for the first half of 2019 compared to $16.5 million in the same period of 2018.  The table on page 44 sets forth major components of our noninterest expense for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.  The primary reason for the increase was the FAIC acquisition plus normal business growth.

Salaries and employee benefits expense increased $7.6 million, or 79.0%, to $17.3 million in the first half of 2019 compared to $9.7 million in the same period of 2018. This increase was primarily attributable to additional staff from the FAIC acquisition.  The number of full-time equivalent employees was 372 at June 30, 2019, 365 at December 31, 2018 and 242 at June 30, 2018.

Occupancy and equipment expense increased $3.3 million, or 202.9%, to $4.9 million in the first half of 2019 compared to $1.6 million in the first half of 2018. The increase in occupancy expense is mainly due to the FAIC acquisition and rent at our new Roosevelt, NY and Irvine, CA locations.  On June 30, 2019, the Company had 24 branch and office locations, compared to 23 at December 31, 2018 and 14 at June 30, 2018.  In November 2018, our headquarters office moved to a new location in downtown Los Angeles.

Data processing expense increased $1.3 million, or 132.1%, to $2.2 million in the first half of 2019 compared to $960,000 for the first half of 2018. This increase resulted primarily from the financial management system conversion, and increased processing volumes.

Legal and professional expense increased $401,000, or 58.9%, from $680,000 in the first half of 2018 compared to $1.1 million for the first half of 2019. This increase was primarily due to additional legal and professional fees for being a public company and the FAIC acquisition.

Office expenses are comprised of communications, postage, armored car, and office supplies and totaled $630,000 in first half of 2019 compared to $363,000 for the first half of 2018. The 73.6% increase primarily resulted from the FAIC acquisition and normal business growth.

Marketing and business promotion expense increased $267,000, or 45.8%, to $678,000 in the first half of 2018 compared to $465,000 for the first half of 2018. This increase was primarily due to the FAIC acquisition, normal business growth, business development, CRA and other donations.

Insurance and regulatory assessments increased $160,000, or 37.9%, compared to $422,000 in the first half of 2018.  This was due to the FAIC acquisition.

Amortization of the core deposit intangible was $773,000 in the first half of 2019, compared to $158,000 in the first half of 2018.  This increase was due to the FAIC acquisition.

Merger expense was $86,000 in the first half of 2019 compared to $223,000 in the first half of 2018, following the completion of the FAIC acquisition in mid-2018.

Other noninterest expense totaled $1.8 million in the first half of 2019 compared to $1.9 million for the same period of 2018. The decrease is partially attributable to a decrease in the provision for off-balance sheet commitments of $268,000.

Income tax expense was $8.3 million in the first half of 2019 compared to $3.9 million in the same period of 2018. This increase was consistent with the $2.5 million decrease in tax deductions for stock option exercises and increase in pre-tax income.  Effective tax rates were 28.7% and 17.5% in the first half of 2019 and 2018, respectively.  The increase in 2019 was primarily due to the change in tax deductions for stock option exercises.

Net income increased $2.2 million to $20.5 million in the first half of 2019, compared to $18.3 million in the same period of 2018. The increase is primarily due to the growth in earning assets, net interest income, non-interest income, partially offset by increasesd in non-interest income, the loan loss provision and income tax expense.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets were $2.8 billion as of June 30, 2019 and $3.0 billion as of December 31, 2018.  The total loan portfolio decreased by $49.6 million, primarily in commercial and industrial, SBA, and commercial real estate, with increases in construction and land development and SFR mortgages. Mortgage loans held for sale decreased by $184.9 million in the six months ended June 30, 2019.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at June 30, 2019 and December 31, 2018. The book value for securities classified as available for sale is reflected at fair market value and the book value for securities classified as held to maturity is reflected at amortized cost.

	June 30, 2019		December 31, 2018
	Fair	% of	Fair	% of
(dollars in thousands)	Value	Total	Value	Total
Securities, available for sale, at fair value
U.S. government agency securities	$1,749	2.2%	$1,815	2.2%
SBA agency securities	5,046	6.3	5,169	6.2
Mortgage-backed securities Government sponsored agencies	19,915	24.8	22,541	26.9
Collateralized mortgage obligations	12,168	15.1	12,066	14.4
Commercial paper	14,990	18.7	14,918	17.8
Corporate debt securities (1)	17,761	22.1	17,253	20.6
Total securities, available for sale, at fair value	$71,629	89.1%	$73,762	88.1%

	June 30, 2019		December 31, 2018
	Amortized	% of	Amortized	% of
(dollars in thousands)	Cost	Total	Cost	Total
Securities, held to maturity, at amortized cost
Taxable municipal securities	$3,583	4.5	$4,290	5.1
Tax-exempt municipal securities	5,150	6.4	5,671	6.8
Total securities, held to maturity, at amortized cost	8,733	10.9	9,961	11.9
Total securities	$80,362	100.0%	$83,723	100.0%

(1)	Comprised of corporate note securities and financial institution subordinated debentures.

The tables below set forth investment securities AFS and HTM for the periods presented.

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2019	Cost	Gains	Losses	Value
Available for sale
U.S government agency securities	$1,748	$1	$—	$1,749
SBA securities	5,004	59	(17)	5,046
Mortgage-backed securities - Government sponsored agencies	19,990	32	(107)	19,915
Collateralized mortgage obligations	12,273	43	(148)	12,168
Corporate debt securities	32,629	150	(28)	32,751
	$71,644	$285	$(300)	$71,629
Held to maturity
Municipal taxable securities	$3,583	$176	$—	$3,759
Municipal securities	5,150	90	—	5,240
	$8,733	$266	$—	$8,999

December 31, 2018
Available for sale
U.S government agency securities	$1,873	$—	$(58)	$1,815
SBA securities	5,354	—	(185)	5,169
Mortgage-backed securities- Government sponsored agencies	23,125	—	(584)	22,541
Collateralized mortgage obligations	12,696	1	(631)	12,066
Commercial paper	14,918	—	—	14,918
Corporate debt securities	17,697	105	(549)	17,253
	$75,663	$106	$(2,007)	$73,762
Held to maturity
Municipal taxable securities	$4,290	$142	$—	$4,432
Municipal securities	5,671	1	(164)	5,508
	$9,961	$143	$(164)	$9,940

The weighted-average taxable equivalent book yield on the total investment portfolio at June 30, 2019 was 2.89% with a weighted-average life of 5.2 years. This compares to a weighted-average yield of 2.70% with a weighted-average life of 6.6 years at December 31, 2018. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows the Company’s investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the Notes to the 2018 consolidated financial statements included in our 2018 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months			Twelve Months or More			Total
	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
(dollars in thousands)	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
June 30, 2019
SBA securities	$—	$—	—	$(17)	$1,559	2	$(17)	$1,559	2
Mortgage-backed securities- Government sponsored agencies	—	—	—	(107)	14,160	19	(107)	14,160	19
Collateralized mortgage obligations	—	—	—	(148)	9,758	7	(148)	9,758	7
Corporate debt securities	—	—	—	(28)	5,996	3	(28)	5,996	3
Total available for sale	$—	$—	—	$(300)	$31,473	31	$(300)	$31,473	31

Municipal securities	$—	$—	—	$—	$—	—	$—	$—	—
Total held to maturity	$—	$—	—	$—	$—	—	$—	$—	—

December 31, 2018
Government agency securities	$—	$—	—	$(58)	$1,815	2	$(58)	$1,815	2
SBA securities	—	—	—	(185)	5,169	4	(185)	5,169	4
Mortgage-backed securities- Government sponsored agencies	(11)	3,484	2	(573)	23,928	25	(584)	27,412	27
Collateralized mortgage obligations	—	—	—	(631)	12,065	8	(631)	12,065	8
Corporate debt securities	(61)	4,600	4	(488)	6,548	4	(549)	11,148	8
Total available for sale	$(72)	$8,084	6	$(1,935)	$49,525	43	$(2,007)	$57,609	49
Municipal securities	$(104)	$2,468	6	$(60)	$2,174	4	$(164)	$4,642	10
Total held to maturity	$(104)	$2,468	6	$(60)	$2,174	4	$(164)	$4,642	10

The Company did not record any charges for other-than-temporary impairment losses for the six months ended June 30, 2019 and 2018.

Loans

At June 30, 2019, total loans held for investment, net of allowance for loan losses, totaled $2.1 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at June 30, 2019 and December 31, 2018:

	As of June 30, 2019		As of December 31, 2018
(dollars in thousands)	Amount	%	Amount	%
Loans: (2)
Commercial and industrial	$283,920	13.6	$304,084	14.2
SBA	79,475	3.8	84,500	3.9
Construction and land development	118,806	5.7	113,235	5.3
Commercial real estate (1)	756,452	36.2	758,721	35.4
Single-family residential mortgages	853,403	40.7	881,249	41.2
Other loans	382	0.0	226	0.0
Total loans	$2,092,438	100.0	$2,142,015	100.0
Allowance for loan losses	(18,561)		(17,577)
Total loans, net	$2,073,877		$2,124,438

(1)	Includes non-farm & non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.
(2)	Net of discounts and deferred fees and costs.

Total loans (HFI and HFS) decreased $234.5 million, or 9.1%, to $2.3 billion at June 30, 2019 compared to December 31, 2018. The total loan portfolio decreased primarily in commercial and industrial, SBA, commercial real estate and SFR mortgages, with an increase in construction and land development. HFI loans decreased $49.6 million, or 2.3%, to $2.1 billion at June 30, 2019 compared to December 31, 2018.

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

Commercial and industrial loans decreased $20.2 million, or 6.6%, to $283.9 million as of June 30, 2019 compared to $304.1 million at December 31, 2018. This decrease resulted primarily from a decrease in shared national credits of $2.1 million and mortgage warehouse lines of $6.6 million.  Mortgage warehouse lines decreased due to increased interest rates on our warehouse lines.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR mortgage loans originated for a business purpose. The interest rate for the majority of these loans are prime-based and have a maturity of five years or less except for the SFR mortgage loans originated for a business purpose which may have a maturity of one year. At June 30, 2019, approximately 19.8% of the commercial real estate portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value (LTV) ratio is 75% for commercial real estate loans. The total commercial real estate portfolio decreased $2.3 million, or 0.3%, to $756.5 million at June 30, 2019, compared to $758.7 million at December 31, 2018. The multi-family residential loan portfolio was $225.2 million as of June 30, 2019 and $215.1 million as of December 31, 2018. The SFR mortgage loan portfolio originated for a business purpose totaled $37.7 million as of June 30, 2019 and $35.7 million as of December 31, 2018.

Construction and land development loans. Construction and land development loans increased $5.4 million or 4.7%, to $118.6 million at June 30, 2019 as compared to $113.2 million at December 31, 2018, as originations exceeded loan repayments. The following table shows the categories of our construction and land development portfolio as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019		As of December 31, 2018
(dollars in thousands)	Amount	%	Amount	%
Residential construction	$76,540	64.4	$73,152	64.6
Commercial construction	37,164	31.3	34,209	30.2
Land development	5,102	4.3	5,874	5.2
Total construction and land development loans	$118,806	100.0	$113,235	100.0

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

SBA loans decreased $5.0 million, or 5.9%, to $79.5 million at June 30, 2019 compared to $84.5 million at December 31, 2018. This decrease was primarily due to loan sales of $13.8 million, offset by $7.3 million in originations in the three months ended June 30, 2019.

SFR Loans. We originate mainly non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. As of June 30, 2019, we had $853.4 million of SFR real estate loans, representing 40.7% of our total loan portfolio, excluding available for sale SFR loans.   We had one non-performing single-family residential real estate loan amounting to $455,000 as of June 30, 2019.

We originate these non-qualified SFR mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationship with us. During the second quarter of 2019, we originated $19.1 million of such loans through our retail channel. We sell many of these non-qualified SFR mortgage loans to other Asian-American banks, FNMA and other investors.

As of June 30, 2019, the weighted average loan-to-value of the portfolio was 53.69%, the weighted average FICO score was 759 and the average duration of the portfolio was 5.23 years. We also offer qualified SFR mortgage loans as a correspondent to a national financial institution.

SFR mortgage real estate loans (which include $8.0 million of home equity loans) decreased $27.8 million, or 3.2%, to $853.4 million as of June 30, 2019 as compared to $881.2 million as of December 31, 2018. In addition, loans held for sale decreased $184.9 million or 42.6% to $249.6 million as of June 30, 2019 compared to $434.5 million December 31, 2018. The decrease in loans held for sale is primarily due a planned decrease in production and an increase in selling SFR mortgage loans in the second quarter of 2019.

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

One of the loans we acquired after 2018 had evidence of deterioration of credit quality since origination, for which it was probable at acquisition, that the Company would be unable to collect all contractually required payments receivable. Loans acquired that had evidence of deterioration of credit quality since origination are referred to as PCI (purchase credit impaired) loans.

From prior acquisitions including FAIC, we acquired one PCI loan with $167,000 contractual amount due and a fair value of $97,000.  At June 30, 2019, the outstanding balance and carrying amount net of deferred fees of the PCI loan was $162,000.

Analysis of the Allowance for Credit Losses. The following table allocates the allowance for credit losses, or the allowance, by category:

	As of June 30, 2019		As of December 31, 2018
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Loans:
Commercial and industrial	$3,012	1.06	$3,112	1.02
SBA	964	1.21	1,027	1.22
Construction and land development	1,566	1.32	1,500	1.32
Commercial real estate (2)	7,209	0.95	6,449	0.85
Single-family residential mortgages	5,807	0.68	5,489	0.62
Other	3	0.79	—	0.00
Allowance for loan losses	$18,561	0.89	$17,577	0.82

(1)	Represents the percentage of the allowance to total loans in the respective category.
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $6.3 million at June 30, 2019.

Allowance for credit losses. Our methodology for assessing the appropriateness of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and a specific allowance for individual impaired loans or loans considered by management to be in a high-risk category. General allowances are established based on a number of factors, including historical loss rates, an assessment of portfolio trends and conditions, accrual status and economic conditions.

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

Credit-discount on loans purchased through acquisition. Purchased loans are recorded at market value in two categories, credit discount, and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of June 30, 2019 and December 31, 2018. We have recorded additional reserves of $1.5 million due to the credit discounts on acquired loans being less than the analysis for loan losses on those acquisitions as of June 30, 2019.

	As of June 30,	As of December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$45	$105
SBA	47	50
Construction and land development	—	—
Commercial real estate	2,279	3,369
Single-family residential mortgages	3,937	4,536
Total credit discount on purchased loans	$6,308	$8,060
Total remaining balance of purchased loans through acquisition	$637,297	$758,853
Credit-discount to remaining balance of purchased loans	0.99%	1.06%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs (recoveries) to average loans were deminimus for the three and six months ended June 30, 2019 and 2018, respectively.

The allowance for credit losses was $18.6 million at June 30, 2019 compared to $17.6 million at December 31, 2018. The $984,000 increase was due to a $907,000 loan loss provision based on loan growth and a $77,000 net loan recovery.

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

The following table provides an analysis of the allowance for credit losses, provision for loan losses and net charge-offs for the three months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Balance, beginning of period	$18,236	$13,957	$17,577	$13,773
Charge-offs:
Commercial and industrial	32	—	32	—
Total charge-offs	32	—	32	—
Recoveries:
SBA	—	—	109	—
Total recoveries	—	—	109	—
Net charge-offs (recoveries)	32	—	(77)	—
Provision for credit losses	357	700	907	884
Balance, end of period	$18,561	$14,657	$18,561	$14,657
Total loans at end of period (1) (2)	$2,092,438	$1,284,082	$2,092,438	$1,284,082
Average loans (2)	$2,110,985	$1,262,707	$2,114,097	$1,246,329
Net charge-offs (recoveries) annualized, to average loans	0.01%	0.00%	-0.01%	0.00%
Allowance for credit losses to total loans	0.89%	1.14%	0.89%	1.14%
Credit-discount on loans purchased through acquisition	$6,308	$887	$6,308	$887

(1)	Total loans are net of discounts and deferred fees and cost.
(2)	Excludes loans held for sale.

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

	As of June 30,	As of December 31,
(dollars in thousands)	2019	2018
Troubled debt restructured loans:
SBA	$51	$58
Construction and land development	271	276
Commercial real estate	2,500	2,033
Total troubled debt restructured loans	2,822	2,367
Non-accrual loans:
SBA	3,008	914
Single-family residential mortgages	455	—
Total non-accrual loans	3,463	914
Total non-performing loans	6,285	3,281
Other real estate owned	2,075	1,101
Nonperforming assets	$8,360	$4,382
Nonperforming loans to total loans (excluding HFS loans)	0.30%	0.15%
Nonperforming assets to total assets	0.30%	0.15%

The $3.1 million increase in nonperforming loans at June 30, 2019 was primarily due to the addition of one SBA loan of $2.9 million.

Our 30-89 day delinquent loans decreased to $3.4 million as of June 30, 2019 from $4.2 million as of December 31, 2018.

We did not recognize any interest income on nonaccrual loans during the periods ended June 30, 2019 and December 31, 2018 while the loans were in nonaccrual status. We recognized interest income on loans modified under troubled debt restructurings of $112,000 and $205,000 during the six months ended June 30, 2019 and June 30, 2018, respectively.

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

Cash and Cash Equivalents. Cash and cash equivalents increased $58.0 million, or 39.2%, to $205.6 million as of June 30, 2019 as compared to $147.7 million at December 31, 2018. This increase was primarily due to $255.2 million of cash from operating activities less $191.3 million used for financing activities and $6.0 million used for investing activities.

Goodwill and Other Intangible Assets. Goodwill was $58.4 million at both June 30, 2019 and December 31, 2018. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consist of core deposit intangibles, were $6.8 million and $7.6 million at June 30, 2019 and December 31, 2018, respectively. These assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of three to ten years.

Liabilities. Total liabilities decreased $191.2 million to $2.4 billion at June 30, 2019 from $2.6 billion at December 31, 2018, primarily due to a $279.5 million decrease in FHLB advances, partially offset by $91.3 million in deposit growth.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis.  We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of June 30, 2019, the Bank considers $1.8 billion or 82.23% of our deposits as core relationships.

As of June 30, 2019, our top ten deposit relationships totaled $331.3 million, of which two are related to directors and shareholders of the Company for a total of $66.0 million or 19.9% of our top ten deposit relationships. As of June 30, 2019, our directors and shareholders with deposits over $250,000 totaled $108.1 million or 7.5% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates for the three months ended June 30, 2019 and year ended December 31, 2018:

	For the three months ended		For the year ended
	June 30, 2019		December 31, 2018
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$408,219	0.00	$310,282	0.00
Interest-bearing:
NOW	24,012	0.29	24,591	0.32
Savings	97,584	0.21	46,260	0.38
Money market	363,351	1.23	376,479	1.10
Time, less than $250,000	769,843	2.31	369,416	1.59
Time, $250,000 and over	568,788	2.38	400,046	1.67
Total interest-bearing	1,823,578	1.99	1,216,792	1.39
Total deposits	$2,231,797	1.62	$1,527,074	1.11

The following table sets forth the maturity of time deposits of $250,000 or more and wholesale deposits as of June 30, 2019:

(dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits, $250,000 and over	$151,771	$111,760	$316,780	$22,065	$602,376
Wholesale deposits (1)	2,110	2,719	8,717	3,652	17,198
Time, brokered	67,184	65,489	—	2,400	135,073
Total	$221,065	$179,968	$325,497	$28,117	$754,647

(1)	Wholesale deposits are defined as time deposits originated through via internet rate line and/or through other deposit originators.

We acquire time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits as of June 30, 2019 was $152.3 million and $132.2 million as of December 31, 2018.  The Bank had $135.0 million in brokered deposits at June 30, 2019 and $113.8 million as of December 31, 2018.  The brokered deposits were acquired for liquidity needs.

Total deposits increased $91.3 million to $2.2 billion at June 30, 2019 as compared to $2.1 billion at December 31, 2018.  As of June 30, 2019, total deposits were comprised of 19.5% noninterest-bearing demand accounts, 20.7% of interest-bearing non-maturity accounts and 59.8% of time deposits.

Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as federal funds purchased and FHLB advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets.  We had $40.0 million and $319.5 million in FHLB advances at June 30, 2019 and December 31, 2018, respectively. The decrease in these advances reflected the decrease in loans held for sale.  The following table sets forth information on our short-term FHLB advances during the periods presented:

	As of and for the three months ended		As of and for the six months ended
	June 30,		June 30,
(dollars in thousands)	2019	2018	2019	2018
Outstanding at period-end	$40,000	$40,000	$40,000	$40,000
Average amount outstanding	95,220	34,011	216,638	32,564
Maximum amount outstanding at any month-end	110,000	40,000	364,500	40,000
Weighted average interest rate:
During period	2.79%	1.52%	2.58%	1.23%
End of period	2.52%	1.96%	2.52%	1.96%

Long-term Debt. Long-term debt consists of fixed-to-floating rate subordinated notes.  The Company issued $50.0 million, 6.5% fixed-to-floating rate subordinated notes due March 31, 2026. The purpose of the subordinated note issuance was to raise capital for the Company. The subordinated notes bear interest at the initial rate of 6.5% per annum from  March  31,  2016  until  but  excluding  April  1, 2021, payable  on June  30 and December 30 of each year. Thereafter, the Company will pay interest on the principal amount of these notes at a variable rate equal to three month LIBOR plus 516 basis points each March 31, June 30, September 30 and December 30.

The Company issued $55.0 million, 6.18% fixed-to-floating rate subordinated notes due December 1, 2028 on November 29, 2018. The Company used the net proceeds from the offering for general corporate purposes, including providing capital to the Bank and maintaining adequate liquidity at the Company.  The subordinated notes bear interest at the initial rate of 6.18% per annum from December 1, 2018 until but excluding December 1, 2023, payable on June 1 and December 1 of each year. Thereafter, the Company will pay interest on the principal amount of this note at a variable rate equal to three month LIBOR plus 315 basis points each March 1, June 1, September 1 and December 1.

Subordinated Debentures. Subordinated debentures consist of subordinated notes.  As of June 30, 2019 and December 31, 2018, the amount outstanding was $9.6 million and $9.5 million, respectively. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt. These subordinated notes consist of the following:

The Company holds TFC Statutory Trust I, which has an outstanding balance of $5.2 million ($5.0 million in capital securities and $155,000 in common securities). These trust preferred securities were originally from TFC Holding Company, which was acquired by the Company in February 2016. The Company determined the fair value as of the valuation date of the TFC Statutory Trust I issuance was $3.3 million, indicating a discount of $1.9 million.  The debentures bear interest equal to three month LIBOR plus 1.65%, payable each March 15, June 15, September 15 and December 15. The maturity date is March 15, 2037.

The Company holds First American International Statutory Trust I, which has an outstanding balance of $7.2 million ($7.0 million in capital securities and $217,000 in common securities). These trust preferred securities was originally from FAIC in October 2018. The Company determined the fair value as of the valuation date of the First American International Statutory Trust I issuance was $6.0 million, with a discount of $1,2 million.  The debentures bear interest equal to three month LIBOR plus 2.25%, payable each March 15, June 15, September 15 and December 15. The maturity is December 15, 2034.

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

Shareholders’ equity increased $19.2 million, or 5.12%, to $393.8 million during the six months of 2019 as $20.5 million of net income and $1.4 million from the exercise of stock options and stock-based compensation and a $1.3 million increase in net accumulated other comprehensive income, which were partially offset by $4.0 million of common dividends declared. The increase in net accumulated other comprehensive income primarily resulted from increases in unrealized gains on available for sale securities.

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

As of June 30, 2019 and December 31, 2018, we had $47.0 million and $49.0 million of unsecured federal funds lines, respectively, with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window were $16.8 million at June 30, 2019 and $14.0 million at December 31, 2018, respectively. Federal Reserve Discount Window lines were collateralized by a pool of commercial real estate loans totaling $29.0 million and $25.8 million as of June 30, 2019 and December 31, 2018, respectively. We did not have any borrowings outstanding with the Federal Reserve at June 30, 2019 and December 31, 2018, and our borrowing capacity is limited only by eligible collateral.

At June 30, 2019, we had $40.0 million in FHLB advances outstanding, and $319.5 million at December 31, 2018.  Based on the values of loans pledged as collateral, we had $649.3 million and $119.9 million of additional borrowing capacity with the FHLB as of June 30, 2019 and December 31, 2018, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of June 30, 2019 and December 31, 2018. We and the Bank exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at June 30, 2019	Ratio at December 31, 2018	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	12.19%	11.80%	4.00%	4.00%	N/A
Bank	14.17%	13.66%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	16.96%	15.28%	4.50%	7.00%	N/A
Bank	20.31%	18.17%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	17.45%	15.74%	6.00%	8.50%	N/A
Bank	20.31%	18.17%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	23.77%	21.71%	8.00%	10.50%	N/A
Bank	21.30%	19.07%	8.00%	10.50%	10.00%

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

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at June 30, 2019:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$898,077	$—	$—	$—	$898,077
Time deposits	1,241,967	93,070	2,220	—	1,337,257
FHLB advances and other borrowings	40,000	—	—	—	40,000
Long-term debt	—	—	—	103,878	103,878
Suborditaed debentures	—	—	—	9,590	9,590
Leases	5,710	8,278	6,213	9,424	29,625
Total contractual obligations	$2,185,754	$101,348	$8,433.00	$122,892	$2,418,427

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

(dollars in thousands)	June 30, 2019	December 31, 2018
Tangible common equity:
Total shareholders' equity	$393,820	$374,621
Adjustments
Goodwill	(58,383)	(58,383)
Core deposit intangible	(6,828)	(7,601)
Tangible common equity	$328,609	$308,637
Tangible assets:
Total assets-GAAP	$2,801,956	$2,974,002
Adjustments
Goodwill	(58,383)	(58,383)
Core deposit intangible	(6,828)	(7,601)
Tangible assets:	$2,736,745	$2,908,018
Common shares outstanding	20,077,524	20,000,022
Tangible common equity to tangible assets ratio	12.01%	10.61%
Tangible book value per share	$16.37	$15.43

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

	For the three months ended June 30,		For the six months ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net income available to common shareholders	$10,142	$9,437	$20,522	$18,283
Average shareholder's equity	390,574	281,454	386,944	276,250
Adjustments:
Goodwill	(58,383)	(29,940)	(58,383)	(29,940)
Core deposit intangible	(7,067)	(1,316)	(7,264)	(1,665)
Adjusted average tangible common equity	$325,124	$250,198	$321,296	$244,645
Return on average tangible common equity	12.51%	15.13%	12.88%	15.07%

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

	As of	As of
(dollars in thousands)	June 30, 2019	December 31, 2018
Adjusted core deposit to total deposit ratio:
Core deposits (1)	$1,637,627	$1,670,572
Adjustments to core deposits
CD > $250,000 considered core deposits (2)	435,646	468,773
Less brokered deposits considered non-core	(134,989)	(113,832)
Less internet deposits < $250,000 considered non-core (3)	(17,198)	(18,286)
Less other deposits not considered core (4)	(82,916)	(52,002)
Adjusted core deposits	1,838,170	1,955,225
Total deposits	$2,235,334	$2,144,041
Adjusted core deposits to total deposits ratio	82.23%	91.19%

(1)	Core deposits comprise all demand and savings deposits of any amount plus time deposits less than $250,000.
(2)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.
(3)	Comprised of internet and outside deposit originator time deposits less than $250,000, which are not considered to be core deposits.
(4)

Comprised of demand and savings deposits in relationships over $250,000, which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.

Net Non-Core Funding Dependency Ratio. Management measures net non-core funding dependency ratio by using the data provided under “Core Deposits to Total Deposits Ratio” above to make adjustments to the traditional definition of net non-core funding dependency ratio. The traditional net non-core funding dependency ratio measures non-core funding sources less short-term assets divided by total earning assets. The ratio indicates the dependency of the Company on non-core funding. As of June 30, 2019, short-term borrowings consist of FHLB open advances that reprice daily without a fixed maturity date.  The following table reconciles the adjusted net non-core dependency ratio.

	As of	As of
(dollars in thousands)	June 30, 2019	December 31, 2018
Non-core deposits (1)	$597,706	$473,469
Adjustment to Non-core deposits:
CD > $250,000 considered core deposits (2)	(435,646)	(468,773)
Brokered deposits	134,989	113,832
Internet deposits considered non-core (3)	17,198	18,286
Other deposits not considered core (4)	82,916	52,002
Adjusted non-core deposits	397,163	188,816
Short term borrowings outstanding	40,000	319,500
Adjusted non-core liabilities (A)	437,163	508,316
Short term assets (5)	205,603	148,285
Adjustment to short term assets:
Purchased receivables with maturities less than 90-days	—	—
Adjusted short term assets (B)	205,603	148,285
Net non-core funding (A-B)	$231,560	$360,031
Total earning assets	$2,631,969	$2,808,803
Adjusted net non-core funding dependency ratio	8.80%	12.82%

(1)	Non-core deposits are time deposits greater than $250,000.
(2)	Time deposits to core customers over $250,000.
(3)	Internet and outside deposit originator time deposits less than $250,000.
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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2019
Dollar change	$3,337	$1,551	$3,985	$7,687
Percent change	3.62%	1.68%	4.32%	8.34%
December 31, 2018:
Dollar change	$9,392	$3,706	$508	$806
Percent change	9.56%	3.77%	0.52%	0.82%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

We are within board policy limits for the +/-100 and +/-200 basis point scenarios. The NII at Risk reported at June 30, 2019, projects that our earnings are expected to be materially sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets increased resulting in a position shift from slightly asset sensitive to interest rate neutral.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2019
Dollar change	$(102,914)	$(56,624)	$4,466	$6,077
Percent change	-25.41%	-13.98%	1.10%	1.50%
December 31, 2018:
Dollar change	$(117,375)	$(57,011)	$(1,852)	$(6,558)
Percent change	-28.33%	-13.76%	-0.45%	-1.58%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate +/-100 and  +/-200 basis point parallel shifts in market interest rates.

We are within board policy limits for the +/-100 and +200 basis point scenarios. The EVE reported at June 30, 2019 projects that as interest rates increase immediately, the economic value of equity position will be expected to increase. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Increased regulatory oversight, uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the results of our operations.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates the London Interbank Offering Rate (“LIBOR”), announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently and we may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 24, 2019, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 1.0 million shares of our common stock.  For the first six months ended June 30, 2019, we have not repurchased any shares of common stock.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2019 -- April 30, 2019	—	—	—	—
May 1, 2019 -- May 31, 2019	—	—	—	—
June 1, 2019 -- June 30, 2019	—	—	—	1,000,000
Total	—	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: August 9, 2019	/s/ David Morris
David Morris Duly Authorized Officer, Executive Vice President and Chief Financial Officer