Form 10-Q
period 2019-09-30
RBB Bancorp
filed 2019-11-12
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock of the registrant: 20,030,867 outstanding as of November 8, 2019.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED)

(In thousands, except share amounts)

	September 30,	December 31,
	2019	2018
Assets
Cash and due from banks	$136,076	$147,685
Federal funds sold and other cash equivalents	47,000	—
Cash and cash equivalents	183,076	147,685
Interest-earning deposits in other financial institutions	949	600
Securities:
Available for sale	72,923	73,762
Held to maturity (fair value of $9,053 and $9,940 at September 30, 2019 and December 31, 2018, respectively)	8,724	9,961
Mortgage loans held for sale	259,339	434,522
Loans held for investment:
Real estate	1,785,295	1,762,864
Commercial and other	346,892	387,474
Total loans	2,132,187	2,150,338
Unaccreted discount on acquired loans	(6,005)	(9,229)
Deferred loan costs (fees), net	(37)	906
Total loans, net of deferred loan fees	2,126,145	2,142,015
Allowance for loan losses	(19,386)	(17,577)
Net loans	2,106,759	2,124,438

Premises and equipment	16,871	17,307
Federal Home Loan Bank (FHLB) stock	15,000	9,707
Net deferred tax assets	4,378	4,642
Income tax receivable	898	656
Other real estate owned (OREO)	1,267	1,101
Cash surrender value of life insurance (BOLI)	34,158	33,578
Goodwill	58,383	58,383
Servicing assets	17,180	17,370
Core deposit intangibles	6,444	7,601
Accrued interest and other assets	33,953	32,689
Total assets	$2,820,302	$2,974,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018 (AUDITED) (CONTINUED)

(In thousands, except share amounts)

	September 30,	December 31,
	2019	2018
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$446,141	$438,764
Savings, NOW and money market accounts	493,965	579,247
Time deposits under $250,000	701,021	532,395
Time deposits $250,000 and over	610,796	593,635
Total deposits	2,251,923	2,144,041

Reserve for unfunded commitments	618	688
Income tax payable	—	—
FHLB advances	35,000	319,500
Long-term debt, net of debt issuance costs	103,964	103,708
Subordinated debentures	9,632	9,506
Accrued interest and other liabilities	20,324	21,938
Total liabilities	2,421,461	2,599,381

Commitments and contingencies - Note 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 20,030,866 shares issued and outstanding at September 30, 2019 and 20,000,022 shares at December 31, 2018	288,862	288,610
Additional paid-in capital	6,202	5,659
Retained earnings	103,374	81,618
Non-controlling interest	72	72
Accumulated other comprehensive income (loss), net	331	(1,338)
Total shareholders’ equity	398,841	374,621
Total liabilities and shareholders’ equity	$2,820,302	$2,974,002

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest and dividend income:
Interest and fees on loans	$32,902	$23,445	$102,981	$63,651
Interest on interest-earning deposits	429	250	1,412	645
Interest on investment securities	703	560	1,976	1,722
Dividend income on FHLB stock	238	132	815	385
Interest on federal funds sold and other	397	86	634	530
Total interest income	34,669	24,473	107,818	66,933
Interest expense:
Interest on savings deposits, now and money market accounts	1,117	1,145	3,649	2,845
Interest on time deposits	8,038	2,994	21,788	7,450
Interest on subordinated debentures and long-term debt	1,921	925	5,783	2,758
Interest on other borrowed funds	81	793	2,857	992
Total interest expense	11,157	5,857	34,077	14,045
Net interest income	23,512	18,616	73,741	52,888
Provision for credit losses	824	1,695	1,731	2,579

Net interest income after provision for credit losses	22,688	16,921	72,010	50,309
Noninterest income:
Service charges, fees and other	934	640	2,976	1,551
Gain on sale of loans	813	1,125	6,131	5,025
Loan servicing fees, net of amortization	827	137	2,566	164
Recoveries on loans acquired in business combinations	12	3	73	14
Unrealized gain on equity investments	—	—	147	—
Increase in cash surrender value of life insurance	195	200	580	598
Gain on sale of securities	7	—	7	—
Gain on sale of OREO	11	—	11	—
Gain on Sale of fixed assets	—	—	6	—
	2,799	2,105	12,497	7,352
Noninterest expense:
Salaries and employee benefits	7,801	4,916	25,088	14,576
Occupancy and equipment expenses	2,434	1,014	7,360	2,640
Data processing	974	511	3,202	1,471
Legal and professional	435	378	1,516	1,058
Office expenses	335	198	965	561
Marketing and business promotion	248	320	926	785
Insurance and regulatory assessments	172	223	754	645
Core deposit premium	384	76	1,157	235
OREO expenses/ (income)	(1)	5	161	12
Merger expenses	154	348	240	571
Other expenses	850	665	2,641	2,580
	13,786	8,654	44,010	25,134
Income before income taxes	11,701	10,372	40,497	32,527
Income tax expense	3,689	2,041	11,963	5,913
Net income	$8,012	$8,331	$28,534	$26,614

Net income per share
Basic	$0.40	$0.50	$1.42	$1.62
Diluted	0.39	0.48	1.40	1.54
Cash dividends declared per common share	0.10	0.09	0.30	0.26

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$8,012	$8,331	$28,534	$26,614

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Change in unrealized gains (losses)	494	(297)	2,380	(1,523)
Reclassification of gains recognized in net income	(7)	—	(7)	—
	487	(297)	2,373	(1,523)
Related income tax effect:
Change in unrealized gains (losses)	(148)	88	(706)	450
Reclassification of gains recognized in net income	2	—	2	—
	(146)	88	(704)	450

Total other comprehensive income (loss)	341	(209)	1,669	(1,073)

Total comprehensive income	$8,353	$8,122	$30,203	$25,541

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at July 1, 2019	20,077,524	$289,577	$6,055	$98,126	$72	$(10)	$393,820
Net income	—	—	—	8,012	—	—	8,012
Stock-based compensation	—	—	147	—	—	—	147
Cash dividend	—	—	—	(2,016)	—	—	(2,016)
Stock options exercised, net of expense recognized	123,127	1,727	—	—	—	—	1,727
Repurchase of common stock	(169,785)	(2,442)	—	(748)	—	—	(3,190)
Other comprehensive income, net of taxes	—	—	—	—	—	341	341
Balance at September 30, 2019	20,030,866	$288,862	$6,202	$103,374	$72	$331	$398,841

Balance at July 1, 2018	16,544,627	$214,025	$6,680	$66,804	$—	$(1,307)	$286,202
Net income	—	—	—	8,331	—	—	8,331
Stock-based compensation	—	—	184	—	—	—	184
Restricted stock awarded	43,425	—	—	—	—	—	—
Cash dividend	—	—	—	(1,489)	—	—	(1,489)
Stock options exercised	207,851	2,650	(671)	—	—	—	1,979
Other comprehensive income, net of taxes	—	—	—	—	—	(209)	(209)
Balance at September 30, 2018	16,795,903	$216,675	$6,193	$73,646	$—	$(1,516)	$294,998

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at January 1, 2019	20,000,022	$288,610	$5,659	$81,618	$72	$(1,338)	$374,621
Net income	—	—	—	28,534	—	—	28,534
Stock-based compensation	—	—	543	—	—	—	543
Cash dividend	—	—	—	(6,030)	—	—	(6,030)
Stock options exercised, net of expense recognized	200,629	2,694	—	—	—	—	2,694
Repurchase of common stock	(169,785)	(2,442)	—	(748)	—	—	(3,190)
Other comprehensive income, net of taxes	—	—	—	—	—	1,669	1,669
Balance at September 30, 2019	20,030,866	$288,862	$6,202	$103,374	$72	$331	$398,841

Balance at January 1, 2018	15,908,893	$205,927	$8,426	$51,266	$—	$(443)	$265,176
Net income	—	—	—	26,614	—	—	26,614
Stock-based compensation	—	—	446	—	—	—	446
Restricted stock awarded	43,425	—	—	—	—	—	—
Cash dividend	—	—	—	(4,234)	—	—	(4,234)
Stock options exercised	843,585	10,748	(2,679)	—	—	—	8,069
Other comprehensive income, net of taxes	—	—	—	—	—	(1,073)	(1,073)
Balance at September 30, 2018	16,795,903	$216,675	$6,193	$73,646	$—	$(1,516)	$294,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net income	$28,534	$26,614
Adjustments to reconcile net income to net cash from
Operating activities:
Depreciation and amortization of premises, and equipment	1,451	922
Net accretion of securities, loans, deposits, and other	(2,537)	(670)
Unrealized (gain) on equity securities	(147)	—
Amortization of investment in affordable housing tax credits	675	483
Amortization of intangible assets	3,637	2,404
Provision for loan losses	1,731	2,579
Stock-based compensation	544	446
Deferred tax benefit	(438)	(1,573)
Gain on sale of securities	(7)	—
Gain on sale of loans	(6,131)	(5,025)
Gain on sale of OREO	(11)	—
Gain on sale of fixed assets	(6)	—
Increase in cash surrender value of life insurance	(580)	(598)
Loans originated and purchased for sale	(102,887)	(338,129)
Proceeds from loans sold	347,623	170,179
Other items	(4,470)	(1,597)
Net cash provided by (used in) operating activities	266,981	(143,965)
Investing activities
Increase in interest-earning deposits	(349)	—
Securities available for sale:
Purchases	(112,656)	(59,288)
Maturities, prepayments and calls	109,977	35,541
Sales	6,136	—
Securities held to maturity:
Maturities, prepayments and calls	1,205	—
Redemption of Federal Home Loan Bank stock	1,751	—
Purchase of Federal Home Loan Bank stock and other equity securities, net	(8,641)	(8,008)
Purchase of investment in qualified affordable housing projects	—	(4,500)
Net increase in loans	(45,735)	(212,688)
Proceeds from sales of OREO	819	—
Proceeds from sale of fixed assets	17	—
Purchases of premises and equipment	(954)	(2,105)
Net cash used in investing activities	(48,430)	(251,048)
Financing activities
Net (decrease) increase in demand deposits and savings accounts	(77,905)	52,658
Net increase in time deposits	185,771	175,025
Net (decrease) increase in FHLB advances	(284,500)	185,000
Cash dividends paid	(6,030)	(4,234)
Common stock repurchased, net of repurchased costs	(3,190)	—
Exercise of stock options	2,694	8,069
Net cash (used in) provided by financing activities	(183,160)	416,518
Net increase (decrease) in cash and cash equivalents	35,391	21,505
Cash and cash equivalents at beginning of period	147,685	150,048
Cash and cash equivalents at end of period	$183,076	$171,553
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$24,600	$2,778
Taxes paid	13,010	7,785
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	974	—
Transfer of loans to held for sale	63,422	138,045
Net change in unrealized holding (loss) gain on securities available for sale	1,669	(1,073)

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

At September 30, 2019, the Company had total consolidated assets of $2.8 billion, gross consolidated loans (held for investment and held for sale) of $2.4 billion, total consolidated deposits of $2.3 billion and total consolidated stockholders' equity of $398.8 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

The Company generates its revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities.  The Company also derives income from noninterest sources, such as fees received in connection with various lending and deposit services, residential mortgage loan originations, loan servicing, gain on sales of loans and wealth management services.  The Company’s principal expenses include interest expense on deposits and subordinated debentures, and operating expenses, such as salaries and employee benefits, occupancy and equipment, data processing, and income tax expense.

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

On September 5, 2019 the Company entered in an agreement to acquire PGB Holdings Inc. and its wholly-owned subsidiary, Pacific Global Bank (“PGB”), for $32.5 million in cash.  As of September 30, 2019, PGB had approximately $224.5 million in assets and three branches in Chicago, Illinois.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2018, included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2018 (our “2018 Annual Report”).

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 2 – Basis of Presentation and Summary of Significant Policies in our Consolidated Financial Statements as of and for the year ended December 31, 2018, included in our 2018 Annual Report.  The accompanying consolidated unaudited financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary to reflect a fair statement of our consolidated financial condition, results of operations, and cash flows. The results of operations for acquired companies are included from the dates of acquisition. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. The Financial Accounting Standards Board ("FASB") issues Accounting Standards Updates ("ASU" or “Update”) and Accounting Standards Codifications (“ASC”), which are the primary source of GAAP.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). Changes made to the current measurement model primarily affect the accounting for equity securities and readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  Investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock issued to member financial institutions are not subject to this guidance. Instead, FHLB and FRB stock would continue to be accounted for at cost less impairment under ASC 942-325-35-3. The ASU’s impairment guidance on equity investments for which fair value is not readily determinable also does not apply to FHLB or FRB stock. This Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and one year later for nonpublic business entities. The Company adopted this ASU as of January 1, 2018 and it did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), including subsequent amending ASUs.  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. On July 17, 2019, the FASB proposed a one-year deferral of the amendments in this Update to be effective for interim periods beginning after December 15, 2021 and annual periods beginning after December 15, 2020, for an EGC. The Company has several lease agreements which are currently considered operating leases and are therefore not included on the Company’s Consolidated Balance Sheets.  Under the new guidance the Company expects that some of the lease agreements will be recognized on the Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability.  Based upon a preliminary evaluation as of September 30, 2019, the Company expects that the ASU will have an impact on the Company’s Consolidated Balance Sheets. As of this Quarterly Report and the Company’s current leases, we estimate the right-of-use asset and lease liability will be in the range of $25-30 million as of the expected January 1, 2022 adoption date.  The Company will continue to evaluate how extensive the impact will be under the ASU on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (Topic 326), including subsequent amending ASUs. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income.  The standard will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures.  This includes, but is not limited to, loans, leases, held to maturity securities, loan commitments, and financial guarantees.  For available for sale (“AFS”) debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses.  In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 was originally proposed to be effective for interim and annual reporting periods for an emerging growth company beginning after December 15, 2020 (however, see below). Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its evaluation of the impact of the implementation of ASU 2016-13. The implementation of the provisions of ASU 2016-13 will most likely impact the Company’s consolidated financial statements as to the level of reserves that will be required for credit losses. The Company will continue to assess the potential impact that this Update will have on the Company’s consolidated financial statements. In October 2019, the FASB announced the delay in the effective date to January 1, 2023 for an EGC. The Company anticipates adopting this ASU 2016-13 on that date.

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

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which is intended to enhance “the accounting for the amortization of premiums for purchased callable debt securities.” This Update shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument.  The amendments in this Update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The ASU’s amendments are effective for EGC’s for interim and annual periods beginning after December 15, 2019. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The implementation of the provisions of ASU 2017-08 will most likely not have a material impact the Company’s consolidated financial statements. During 2019 through September 30, 2019, the Company has not purchased or held any callable debt securities.  The Company will continue to assess the potential impact that this ASU will have on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  For EGCs, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update has the potential to only impact share-based payments to members of the Company’s non-employees.  The Company will assess the potential impact that this ASU will have on the Company’s consolidated financial statements. This ASU will not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820):  Disclosure Framework – Changes to the Disclosure Requirements for fair Value Measurement.  The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits.  These disclosure requirements were removed from the topic:  (1) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. These disclosure requirements were modified:  (1) For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or  announced the timing publicly, and (2) the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: (1) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.  In addition, the amendments eliminate “at a minimum” from the phrase “an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements”.  The amendments in this Update are effective for emerging growth companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date.  As an EGC, RBB will adopt this Update on January 1, 2020.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.  This Update provides additional guidance to ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (CCA), on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) apply to entities that are a customer in a hosting arrangement. This Update applies to entities that are a customer in a hosting arrangement that is a service contract.  Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed.  This Update also requires the customer to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement.  This Update is effective for an EGC for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  This Update will most likely not have a material impact unless RBB incurs implementation costs for a CCA that is a service contract.

In September 2019, the FASB issued a proposed ASU, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  The proposed ASU would provide temporary, optional expedients and exceptions related to applying U.S. GAAP to contract modifications, hedging relationships, fair value hedges, and other transactions affected by reference rate reform. The purpose of the proposal is to “ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting.” However, the proposed amendments would “apply only to contracts or hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.”  In July 2017, British banking regulators announced plans to eliminate the LIBOR rate by the end of 2021.

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

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) securities and held to maturity (“HTM”) securities at September 30, 2019 and December 31, 2018, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2019	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,593	$—	$(8)	$1,585
SBA agency securities	4,868	90	(4)	4,954
Mortgage-backed securities- Government sponsored agencies	20,050	128	(42)	20,136
Collateralized mortgage obligations	12,124	135	(14)	12,245
Corporate debt securities	33,816	189	(2)	34,003
Total	$72,451	$542	$(70)	$72,923

Held to maturity
Municipal taxable securities	$3,581	$171	$—	$3,752
Municipal securities	5,143	158	—	5,301
Total	$8,724	$329	$—	$9,053

December 31, 2018
Available for sale
Government agency securities	$1,873	$—	$(58)	$1,815
SBA agency securities	5,354	—	(185)	5,169
Mortgage-backed securities- Government sponsored agencies	23,125	—	(584)	22,541
Collateralized mortgage obligations	12,696	1	(631)	12,066
Corporate debt securities	32,615	105	(549)	32,171
Total	$75,663	$106	$(2,007)	$73,762

Held to maturity
Municipal taxable securities	$4,290	$142	$—	$4,432
Municipal securities	5,671	1	(164)	5,508
Total	$9,961	$143	$(164)	$9,940

One security with a fair value of $665,000 and $697,000 at September 30, 2019 and December 31, 2018, respectively, was pledged to secure a local agency deposit.

The amortized cost and fair value of the investment securities portfolio at September 30, 2019 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
September 30, 2019
Government agency securities	$—	$—	$1,593	$1,585	$—	$—	$—	$—	$1,593	$1,585
SBA securities	—	—	716	733	4,152	4,221	—	—	4,868	4,954
Mortgage-backed securities- Government sponsored agencies	497	497	13,250	13,323	6,303	6,316	—	—	20,050	20,136
Collateralized mortgage obligations	—	—	9,764	9,808	2,360	2,437	—	—	12,124	12,245
Corporate debt securities	16,016	16,020	2,003	2,003	11,781	11,965	4,016	4,015	33,816	34,003
Total available for sale	$16,513	$16,517	$27,326	$27,452	$24,596	$24,939	$4,016	$4,015	$72,451	$72,923

Municipal taxable securities	$125	$128	$2,951	$3,038	$505	$586	$—	$—	$3,581	$3,752
Municipal securities	—	—	—	—	351	351	4,792	4,950	5,143	5,301
Total held to maturity	$125	$128	$2,951	$3,038	$856	$937	$4,792	$4,950	$8,724	$9,053

The following table summarizes investment securities with unrealized losses at September 30, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
September 30, 2019
Government agency securities	$(8)	$1,585	2	$—	$—	—	$(8)	$1,585	2
SBA securities	(4)	1,529	2	—	—	—	(4)	1,529	2
Mortgage-backed securities- Government sponsored agencies	(1)	914	3	(41)	5,871	8	(42)	6,785	11
Collateralized mortgage obligations	—	—	—	(14)	1,018	2	(14)	1,018	2
Corporate debt securities	(1)	999	1	(1)	4,015	1	(2)	5,014	2
Total available for sale	$(14)	$5,027	8	$(56)	$10,904	11	$(70)	$15,931	19

Municipal securities	$—	$—	—	$—	$—	—	$—	$—	—
Total held to maturity	$—	$—	—	$—	$—	—	$—	$—	—

December 31, 2018
Government agency securities	$—	$—	—	$(58)	$1,815	2	$(58)	$1,815	2
SBA securities	—	—	—	(185)	5,169	4	(185)	5,169	4
Mortgage-backed securities- Government sponsored agencies	(11)	3,484	2	(573)	23,928	25	(584)	27,412	27
Collateralized mortgage obligations	—	—	—	(631)	12,065	8	(631)	12,065	8
Corporate debt securities	(61)	4,600	4	(488)	6,548	4	(549)	11,148	8
Total available for sale	$(72)	$8,084	6	$(1,935)	$49,525	43	$(2,007)	$57,609	49

Municipal securities	$(104)	$2,468	6	$(60)	$2,174	4	$(164)	$4,642	10
Total held to maturity	$(104)	$2,468	6	$(60)	$2,174	4	$(164)	$4,642	10

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

	Three Months Ended September 30,
	2019					2018
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning balance	$14,582	$3,976	$3	$—	$18,561	$10,492	$4,100	$65	$14,657
Additions (reductions) to the allowance charged to expense	558	25	3	238	824	1,633	127	(65)	1,695
Recoveries/(charge-offs) on loans	—	1	—	—	1	—	(174)	—	(174)
Ending balance	$15,140	$4,002	$6	$238	$19,386	$12,125	$4,053	$—	$16,178

	Nine Months Ended September 30,
	2019					2018
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning of year	$13,437	$4,140	$—	$—	$17,577	$9,309	$4,044	$420	$13,773
Additions (reductions) to the allowance charged to expense	1,703	(216)	6	238	1,731	2,816	183	(420)	2,579
Recoveries on loans charged-off	—	110	—	—	110	—	—	—	—
Less loans charged-off	—	(32)	—	—	(32)	—	(174)	—	(174)
Ending balance	$15,140	$4,002	$6	$238	$19,386	$12,125	$4,053	$—	$16,178

The following table presents the recorded investment in loans and impairment method as of September 30, 2019 and September 30, 2018, and the activity in the allowance for loan losses for the year ended December 31, 2018, by portfolio segment:

(dollars in thousands)
September 30, 2019	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$127	$303	$—	$—	$430
General	15,013	3,699	6	238	18,956
Total allowance for loan losses	$15,140	$4,002	$6	$238	$19,386
Loans evaluated for impairment:
Individually	4,537	5,091	—	—	9,628
Collectively	1,773,616	342,365	536	—	2,116,517
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$1,778,153	$347,456	$536	$—	$2,126,145

September 30, 2018	Real Estate	Commercial	Unallocated	Total
Reserves:
Specific	$43	$—	$—	$43
General	12,082	4,053	—	16,135
Total allowance for loan losses	12,125	4,053	—	16,178
Loans evaluated for impairment:
Individually	4,080	2,506	—	6,586
Collectively	989,915	384,717	—	1,374,632
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$993,995	$387,223	$—	$1,381,218

December 31, 2018	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning of year	$9,309	$4,044	$420	$13,773
Provisions	4,128	761	(420)	4,469
Charge-offs	—	(701)	—	(701)
Recoveries	—	36	—	36
	$13,437	$4,140	$—	$17,577
Reserves:
Specific	$—	$44	$—	$44
General	13,393	4,140	—	17,533
Loans acquired with deteriorated credit quality	—	—	—	—
Total allowance for loan losses	$13,393	$4,184	$—	$17,577
Loans evaluated for impairment:
Individually	$2,309	$972	$—	$3,281
Collectively	1,750,896	387,838	—	2,138,734
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$1,753,205	$388,810	$—	$2,142,015

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

The risk category of loans by class of loans was as follows at September 30, 2019 and December 31, 2018:

(dollars in thousands)		Special
September 30, 2019	Pass	Mention	Substandard	Impaired (1)	Total
Real estate:
Construction and land development	$101,382	$—	$—	$267	$101,649
Commercial real estate	760,323	5,371	18,858	3,375	787,927
Single-family residential mortgages	886,682	—	1,000	895	888,577
Commercial:
Other	267,068	4,076	5,334	—	276,478
SBA	61,079	206	4,602	5,091	70,978
Other:	536	—	—	—	536
Total loans	$2,077,070	$9,653	$29,794	$9,628	$2,126,145

(dollars in thousands)		Special
December 31, 2018	Pass	Mention	Substandard	Impaired (1)	Total
Real estate:
Construction and land development	$112,959	$—	$—	$276	$113,235
Commercial real estate	743,123	7,069	6,496	2,033	758,721
Single-family residential mortgages	880,860	—	389	—	881,249
Commercial:
Other	295,226	6,286	2,798	—	304,310
SBA	79,057	—	4,471	972	84,500
Total loans	$2,111,225	$13,355	$14,154	$3,281	$2,142,015

(1)	Loans, net of deferred fees

The following table presents the aging of the recorded investment in past-due loans at September 30, 2019 and December 31, 2018 by class of loans:

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not	Total	Non- Accrual
September 30, 2019	Days	Days	Or More	Past Due	Past Due	Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$—	$—	$101,649	$101,649	$—
Commercial real estate	—	—	891	891	787,036	787,927	891
Single-family residential mortgages	793	893	446	2,132	886,445	888,577	895
Commercial:
Other	1,070	—	—	1,070	275,408	276,478	—
SBA	1,023	1,246	5,043	7,312	63,666	70,978	5,043
Other:	—	—	—	—	536	536	—
	$2,886	$2,139	$6,380	$11,405	$2,114,740	$2,126,145	$6,829
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$259,339	$259,339	$—
	30-59	60-89	90 Days	Total	Loans Not	Total	Non- Accrual
December 31, 2018	Days	Days	Or More	Past Due	Past Due	Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$—	$—	$113,235	$113,235	$—
Commercial real estate	—	678	—	678	758,043	758,721	—
Single-family residential mortgages	1,548	950	—	2,498	878,751	881,249	—
Commercial:
Other	—	—	—	—	304,310	304,310	—
SBA	957	—	914	1,871	82,629	84,500	914
	$2,505	$1,628	$914	$5,047	$2,136,968	$2,142,015	$914
Real estate:
Single-family residential mortgages held for sale	$—	$458	$—	$458	$434,064	$434,522	$—

(1)	Included in total loans.

Information relating to individually impaired loans presented by class of loans was as follows at September 30, 2019 and December 31, 2018:

(dollars in thousands)	Principal	Recorded	Average	Interest	Related
September 30, 2019	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$267	$267	$269	$18	$—
Commercial real estate	2,484	2,484	2,552	152	—
Residential mortgage loans	904	895	906	3	—
Commercial – SBA	2,977	2,977	3,005	3	—
With related allowance recorded
Commercial real estate	891	891	894	—	127
Commercial – SBA	2,114	2,114	2,128	—	303
Total	$9,637	$9,628	$9,754	$176	$430

(dollars in thousands)	Principal	Recorded	Average	Interest	Related
December 31, 2018	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$276	$276	$283	$17	$—
Commercial real estate	2,033	2,033	2,126	189	—
Residential mortgage loans	—	—	—	—	—
Commercial – SBA	807	797	1,377	64	—
With related allowance recorded
Commercial – SBA	175	175	193	—	44
Total	$3,291	$3,281	$3,979	$270	$44

No interest income was recognized on a cash basis for the nine months ended September 30, 2019 and 2018 and for the year ended December 31, 2018.

The Company had five and four loans identified as troubled debt restructurings (“TDRs”) at September 30, 2019 and December 31, 2018, respectively, with aggregate balances of $2.8 million and $2.4 million, respectively. There were no specific reserves on TDRs as of September 30, 2019 or December 31, 2018.  There are no commitments to lend additional amounts at September 30, 2019 and December 31, 2018 to customers with outstanding loans that are classified as TDRs.

The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2019. There was one loan modified as a TDR during the nine months ended September 30, 2019. There were three new TDRs during the nine months ended September 30, 2018. The modification of the terms generally included loans where a moratorium on loan payments was granted.  Such moratoriums ranged from six months to nine months on the loans restructured in 2019 and 2018.

		Pre-	Post-
		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded
September 30, 2019	Loans	Investment	Investment
Commercial real estate	1	476	476
Total	1	$476	$476

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets.  The principal balances at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Loans serviced for others:
Mortgage loans	$1,686,787	$1,586,499
SBA loans	$182,310	$184,664
Commercial real estate loans	$4,234	$2,838

The fair value of servicing assets for mortgage loans was $15.1 million and $15.3 million at September 30, 2019 and December 31, 2018, respectively. The fair value of servicing assets for SBA loans was $6.0 million and $6.1 million at September 30, 2019 and December 31, 2018, respectively. Estimates of the loan servicing asset fair value are derived through a discounted cash flow analysis. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography.  The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place.  The analysis accounts for recent transactions, and supply and demand within the market.

Servicing fees net of servicing asset amortization totaled $827,000 and $137,000 for the three months ended September 30, 2019 and 2018, respectively and $2.6 million and $164,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$13,244	$4,343	$12,858	$4,512
Additions	130	379	1,471	819
Disposals	(42)	(219)	(128)	(483)
Amortized to expense	(458)	(197)	(1,327)	(542)
End of period	$12,874	$4,306	$12,874	$4,306

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$1,728	$4,406	$1,540	$4,417
Additions	92	695	729	1,730
Disposals	(46)	(281)	(161)	(1,005)
Amortized to expense	(181)	(165)	(515)	(487)
End of period	$1,593	$4,655	$1,593	$4,655

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually.  The Company has selected December 31st as the date to perform the annual impairment test.  Goodwill amounted to $58.4 million at September 30, 2019 and $58.4 million at December 31, 2018, and is the only intangible asset with an indefinite life on the balance sheet.  There were no impairment losses recognized on goodwill during the nine months ended September 30, 2019 and 2018.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions.   CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years.  The unamortized balance at September 30, 2019 and December 31, 2018 was $6.4 million and $7.6 million, respectively. The CDI accumulated amortization balance was $2.8 million as of September 30, 2019 and $1.6 million as of December 31, 2018. CDI amortization expense was $1.2 million and $235,000 for the nine months ended September 30, 2019 and September 30, 2018, respectively.

Estimated CDI amortization expense for future years is as follows:

(dollars in thousands)
As of September 30:
Remainder of 2019	$343
2020	1,285
2021	1,056
2022	879
2023	749
Thereafter	2,132
Total	$6,444

NOTE 8 - DEPOSITS

At September 30, 2019, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	September 30, 2019
One year	$1,249,837
Two to three years	60,108
Over three years	1,872
Total	$1,311,817

NOTE 9 - LONG-TERM DEBT

In March 2016, the Company issued $50 million of 6.5% fixed to floating rate subordinated debentures, due March 31, 2026. The interest rate is fixed through March 31, 2021 and floats at the 3 month London Interbank Offered Rate (“LIBOR”) plus 516 basis points thereafter. The Company can redeem these subordinated debentures beginning March 31, 2021.  The subordinated debentures are considered Tier 2 capital at the Company. The Company allocated $35 million to the Bank as Tier 1 capital.

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

At September 30, 2019 and December 31, 2018, long-term debt was as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Principal	$105,000	$105,000
Unamortized debt issuance costs	$1,036	$1,292

The following table presents interest and amortization expense the Company incurred for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Interest Expense:
Interest	$1,663	$812	$4,987	$2,437
Amortization	85	36	256	109

In July 2017, British banking regulators announced plans to eliminate the LIBOR rate by the end of 2021, before this long-term debt and subordinated debentures mature. For these subordinated debentures, there are provisions for amendments to establish a new interest rate benchmark

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Bancorp in 2016, acquired TFC Statutory Trust (the “Trust”).  The Trust contained a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC Bancorp issued $5 million of subordinated debentures to the Trust in exchange for ownership of all of the common security of the Trust and the proceeds of the preferred securities sold by the Trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition, which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security. The Company also purchased an investment in the common stock of the Trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month LIBOR plus 1.65%, which was 3.77% as of September 30, 2019 and 4.66% at December 31, 2018.

In October 2018, the Company, through the acquisition of First American International Corp., acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. The Trust issued 7,000 units of thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7,000,000 to an independent investor, and FAIC issued $7 million of subordinated debentures to the FAIC Trust and all of its common securities, amounting to $217,000, which is included in other assets.  There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at September 30, 2019 was 4.37% and 5.04% at December 31, 2018.

The Company paid interest expenses of $131,000 and $53,000 for the three months ended September 30, 2019 and 2018, respectively, and $415,000 and $144,000, respectively, for the nine months ended September, 30 2019 and 2018.  The amount of aggregate amortization expense recognized for the three months ended September 30, 2019 and 2018 was $42,000 and $23,000, respectively, and $125,000 and $68,000 for the nine months ended September 30, 2019 and 2018, respectively.

For regulatory reporting purposes, the Federal Reserve Board has indicated that the capital securities qualify as Tier I capital of the Company subject to previously specified limitations, until further notice. If regulators make a determination that the capital securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

In July 2017, British banking regulators announced plans to eliminate the LIBOR rate by the end of 2021, before these subordinated notes and debentures mature. For these subordinated debentures, there are provisions for amendments to establish a new interest rate benchmark.

NOTE 11 - BORROWING ARRANGEMENTS

The Company has established secured and unsecured lines of credit.  The Company may borrow funds from time to time on a term or overnight basis from the Federal Home Loan Bank of San Francisco ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB") and other financial institutions as indicated below.

Federal Funds Arrangements with Commercial Banks.  At September 30, 2019, the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $5.0 million overnight from Zions Bank, Wells Fargo Bank, First Tennessee National Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements.  At September 30, 2019, the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit.  The secured borrowing capacity with the FRB of $15.3 million at September 30, 2019 is collateralized by loans pledged with a carrying value of $28.6 million.

FHLB Secured Line of Credit.  The secured borrowing capacity with the FHLB of $675.9 million at September 30, 2019 is collateralized by loans pledged with a carrying value of $765.3 million.

At September 30, 2019, the Company had $35.0 million at 2.08% in overnight advances with the FHLB and $319.5 million at 2.56% at December 31, 2018.  There were no amounts outstanding under any of the other borrowing arrangements above as of September 30, 2019 and at December 31, 2018 except FHLB advances.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the three months ended September 30, 2019 and 2018, the Company recorded an income tax provision of $3.7 million and $2.0 million, respectively, reflecting an effective tax rate of 31.5% and 19.7% for the three months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded an income tax provision of $12.0 million and $5.9 million, respectively, reflecting an effective tax rate of 29.5% and 18.2% for the nine months ended September 30, 2019 and 2018, respectively. The Company recognized of tax benefit from stock option exercises of $78,000 and $3.5 million for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 13 - COMMITMENTS

The Company leases several of its operating facilities under various noncancellable operating leases expiring at various dates through 2028.  The Company is also responsible for common area maintenance, taxes and insurance at the various branch locations.

Future minimum rent payments on the Company’s leases were as follows at September 30, 2019:

(dollars in thousands)
Year ending December 31:
2019 remaining	$1,462
2020	5,433
2021	4,360
2022	4,106
2023	3,164
Thereafter	10,604
Total	$29,129

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.6 million and $591,000 for the three months ended September 30, 2019 and 2018, respectively and $4.6 million and $1.5 for the nine months ended September 30, 2019 and 2018, respectively.  The Company received rental income of $49,000 in the third quarter of 2019 and $148,000 in the first nine months of 2019.

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

At September 30, 2019 and December 31, 2018, the Company had the following financial commitments whose contractual amount represents credit risk:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Commitments to extend credit	$242,583	$267,920
Commercial and similar letters of credit	418	1,042
Standby letters of credit	4,284	3,374
Total	$247,285	$272,336

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	September 30,	December 31,
(dollars in thousands)	2019	2018
Beginning balance	$3,600	$2,300
New loans and advances	12,180	7,400
Repayments	(11,780)	$(6,100)
Ending balance	$4,000	$3,600

There were no unfunded loan commitments outstanding to executive officers, directors and their related interests with whom they are associated at September 30, 2019 and such unfunded loan commitments totaled $800,000 at December 31, 2018.

Deposits from principal officers, directors, and their affiliates at September 30, 2019 and December 31, 2018 were $20.2 million and $52.1 million, respectively.

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

RBB Bancorp 2017 Omnibus Stock Incentive Plan

The OSIP was adopted by the Company’s board of directors on January 18, 2017 and approved by the Company’s shareholders at the Company’s annual meeting on May 23, 2017. The OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the OSIP, or 3,848,341 shares. As of September 30, 2019, there were 1,254,045 shares of common stock available for issuance under the OSIP. This represents 6.26% of the issued and outstanding shares of the Company’s common stock as of September 30, 2019. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

The Company recognized stock-based compensation expense of $543,000 and $446,000 and recognized income tax benefits on that expense of $38,000 and $88,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital.  Management believes, at September 30, 2019 and December 31, 2018, that the Bank satisfied all capital adequacy requirements to which it is subject.

As defined in applicable regulations and set forth in the tables below, RBB and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the "well capitalized" standards at the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Tier 1 Leverage Ratio
Consolidated	$344,745	12.74%	NA	NA	NA	NA
Bank	404,795	14.98%	$108,150	4.0%	$135,187	5.0%
Common Equity Tier 1 Risk- Based Capital Ratio
Consolidated	335,113	16.95%	NA	NA	NA	NA
Bank	404,795	20.53%	89,127	4.5%	128,739	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	344,745	17.44%	NA	NA	NA	NA
Bank	404,795	20.53%	118,836	6.0%	158,448	8.0%
Total Risk-Based Capital Ratio
Consolidated	468,714	23.71%	NA	NA	NA	NA
Bank	424,800	21.54%	158,448	8.0%	198,061	10.0%

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Tier 1 Leverage Ratio
Consolidated	$321,407	11.80%	NA	NA	NA	NA
Bank	370,304	13.66%	$108,445	4.0%	$135,556	5.0%
Common Equity Tier 1 Risk- Based Capital Ratio
Consolidated	311,901	15.28%	NA	NA	NA	NA
Bank	370,304	18.17%	91,722	4.5%	132,487	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	321,407	15.74%	NA	NA	NA	NA
Bank	370,304	18.17%	122,296	6.0%	163,061	8.0%
Total Risk-Based Capital Ratio
Consolidated	443,379	21.71%	NA	NA	NA	NA
Bank	388,569	19.07%	163,061	8.0%	203,826	10.0%

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

Appraisals for other real estate owned are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered. No significant adjustments to appraised values have been made as a result of this comparison process as of September 30, 2019.

Collateral-dependent impaired loans:  Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at September 30, 2019 and December 31, 2018:

(dollars in thousands)	Fair Value Measurements Using:
September 30, 2019	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$1,585	$—	$1,585
SBA agency securities	—	4,954	—	4,954
Mortgage-backed securities	—	20,136	—	20,136
Collateralized mortgage obligations	—	12,245	—	12,245
Corporate debt securities	—	34,003	—	34,003
	$—	$72,923	$—	$72,923

On a non-recurring basis:
Commercial real estate - collateral dependent impaired loans	$—	$—	$2,528	$2,528
Other real estate owned	—	—	1,267	1,267

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$1,815	$—	$1,815
SBA agency securities	—	5,169	—	5,169
Mortgage-backed securities	—	22,541	—	22,541
Collateralized mortgage obligations	—	12,066	—	12,066
Corporate debt securities	—	32,171	—	32,171
	$—	$73,762	$—	$73,762

On a non-recurring basis:
Other real estate owned	$—	$—	$1,101	$1,101

No write-downs to OREO were recorded for the nine months ended September 30, 2019 or for the year ended December 31, 2018.

Quantitative information about the Company's impaired loans and OREO non-recurring Level 3 fair value measurements at September 30, 2019 and December 31, 2018 is as follows:

					Weighted-
(dollars in thousands)	Fair Value	Valuation	Unobservable	Adjustment	Average
September 30, 2019	Amount	Technique	Input	Range	Adjustment
Collateral dependent impaired loans - commercial real estate	$2,528	Third Party	Management Adjustments	14%	14%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs

Other real estate owned	$1,267	Third Party	Management Adjustments	15%	15%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs
December 31, 2018
Other real estate owned	$1,101	Third Party	Management Adjustments	16%	16%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs

OREO as of September 30, 2019 consists of 1 single-family residence with a fair value of $293,000 and 1 non-farm, non-residential property with a fair value of $974,000.

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

Loans

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of September 30, 2019 was measured using an exit price notion. The fair value of loans as of December 31, 2018 was measured using an exit price notion.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at September 30, 2019 and December 31, 2018 are summarized as follows:

		September 30,		December 31,
		2019		2018
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$136,076	$136,076	$147,685	$147,685
Federal funds sold and other cash equivalents	Level 1	47,000	47,000	—	—
Interest-earning deposits in other financial institutions	Level 1	949	949	600	600
Investment securities - AFS	Level 2	72,923	72,923	73,762	73,762
Investment securities - HTM	Level 2	8,724	9,053	9,961	9,940
Mortgage loans held for sale	Level 1	259,339	261,554	434,522	438,948
Loans, net	Level 3	2,106,759	2,110,859	2,124,438	2,114,341
Equity Security	Level 3	11,783	11,783	10,039	10,039

Financial Liabilities:
Deposits	Level 2	$2,251,923	$2,254,171	$2,144,041	$2,143,196
FHLB advances	Level 2	35,000	35,000	319,500	319,500
Long-term debt	Level 2	103,964	106,673	103,708	79,756
Subordinated debentures	Level 3	9,632	10,865	9,506	10,356

NOTE 19 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”):

	For the Three Months Ended September 30,
	2019		2018
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$8,012		$8,331
Shares outstanding		20,030,866		16,795,903
Impact of weighting shares		36,981		(154,737)
Used in basic EPS	8,012	20,067,847	8,331	16,641,166
Dilutive effect of outstanding
Stock options		358,119		784,134
Used in dilutive EPS	$8,012	20,425,966	$8,331	17,425,300

Basic earnings per common share	$0.40		$0.50
Diluted earnings per common share	0.39		0.48

	For the Nine Months Ended September 30,
	2019		2018
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$28,534		$26,614
Shares outstanding		20,030,866		16,795,903
Impact of weighting shares		32,613		(416,692)
Used in basic EPS	28,534	20,063,479	26,614	16,379,211
Dilutive effect of outstanding
Stock options		372,388		930,030
Used in dilutive EPS	$28,534	20,435,867	$26,614	17,309,241

Basic earnings per common share	$1.42		$1.62
Diluted earnings per common share	1.40		1.54

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Non-interest income, in scope (1)
Fees and service charges on deposit accounts	$340	$236	$953	$783
Other fees (2)	168	241	791	258
Other income (3)	375	140	1,108	410
Gain on sale of fixed assets	11	—	17	—
Total in-scope non-interest income	894	617	2,869	1,451
Non-interest income, not in scope (4)	1,905	1,488	9,628	5,901
Total non-interest income	$2,799	$2,105	$12,497	$7,352

(1)	There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606.
(2)	Other fees consists of wealth management fees, miscellaneous loan fees and postage/courier fees.

(3)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, and OREO income.
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

In the Company’s wealth management division, revenue is primarily generated from (1) securities brokerage accounts, (2) investment advisor accounts, (3) full service brokerage implementation fees, and (4) life insurance and annuity products.

Gain on Sales of Other Real Estate Owned and Fixed Assets

The Company records a gain or loss from the sale of OREO and fixed assets, when control of the property or asset transfers to the buyer, which generally occurs at the time of an executed deed or sales agreement. When the Company finances the sale of OREO to a buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present.

NOTE 21 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At September 30, 2019 and December 31, 2018, the balance of the investment for qualified affordable housing projects was $8.9 million and $9.5 million, respectively.  This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets.  Total unfunded commitments related to the investments in qualified housing projects totaled $5.0 million and $6.8 million at September 30, 2019 and December 31, 2018, respectively.  The Company expects to fulfill these commitments between 2020 and 2029.

For the nine months ended September 30, 2019 and 2018, the Company recognized amortization expense of $675,000 and $483,000, respectively, which was included within income tax expense on the consolidated statements of income.

NOTE 22 - RECENT DEVELOPMENTS

On October 17, 2019, RBB Bancorp announced a cash dividend of $0.10 per share for the third quarter of 2019. The dividend is payable on November 15, 2019 to common shareholders of record as of October 31, 2019.

On September 5, 2019, the Company entered in an agreement to purchase PGB Holdings Inc. and its wholly-owned subsidiary, Pacific Global Bank (“PGB”), for $32.5 million in cash.  As of September 30, 2019, PGB had approximately $224.5 million in assets and three branches in Chicago, Illinois.

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
•

the effect of acquisitions we may make, such as our recent acquisition of FAIC and our pending acquisition of PGB, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;

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
•

the effect of changes in accounting policies and practices as may be adopted from time to time by our regulatory agencies, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss (“CECL”) model, which will change how we estimate credit losses and may increase the required level of our allowance for credit losses after adoption;

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

GENERAL

RBB is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for the Bank and RAM.  At September 30, 2019, RBB had total consolidated assets of $2.8 billion, gross consolidated loans of $2.4 billion (held for investment (“HFI”) and held for sale (“HFS”)), total consolidated deposits of $2.3 billion and total consolidated stockholders' equity of $398.9 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

RBB operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, West Los Angeles, and Westlake Village (California), Brooklyn, Queens and Manhattan (New York City) and Las Vegas (Nevada).  The Bank opened a new banking office in Flushing (Queens, New York) in February 2019 and closed one banking office in Manhattan in April 2019.  The Bank is a Community Development Financial Institution and as such is able to receive grants from the United States Treasury Department.  Any grants we receive will be used to invest in low-to-moderate income areas in the communities we serve.

RBB has completed five acquisitions since 2011, including the merger with FAIC which was completed on October 15, 2018.  The Company acquired First Asian Bank and Ventura County Business Bank in 2011, Los Angeles National Bank in 2014 and TomatoBank in 2016.  On September 5, 2019, RBB entered into a definitive merger agreement to purchase PGB Holdings Inc. and its wholly-owned bank subsidiary, Pacific Global Bank.  Pacific Global Bank has three branches and is located in Chicago, Illinois.  It is anticipated that this acquisition will close in the first quarter of 2020.

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

For the third quarter of 2019, we reported net earnings of $8.0 million, compared with $8.3 million for the third quarter of 2018. This represented a decrease of $319,000 from the third quarter of 2018. Diluted earnings per share were $0.39 per share for the third quarter of 2019, compared to $0.48 for the same period last year.

At September 30, 2019, total assets were $2.8 billion, a decrease of $153.7 million, or 5.17%, from total assets of $3.0 billion at December 31, 2018. Interest-earning assets were $2.7 billion as of September 30, 2019, a decrease of $157.4 million, or 5.60%, when compared with $2.8 billion at December 31, 2018. The decrease in interest-earning assets was primarily due to a $175.2 million decrease in mortgage loans held for sale, a $2.1 million decrease in investment securities, and a $17.7 million decrease in net loans held for investment, partially offset by a $35.4 million increase in cash and cash equivalents.

At September 30, 2019, AFS investment securities totaled $72.9 million inclusive of a pre-tax net unrealized gain of $472,000, compared to $73.8 million, inclusive of a pre-tax unrealized loss of $1.9 million, at December 31, 2018.   HTM investment securities totaled $8.7 million at September 30, 2019 and $10.0 million at December 31. 2018.

Total HFI loans and leases, net of deferred fees and discounts, were $2.1 billion at September 30, 2019, compared to $2.1 billion at December 31, 2018. HFI loans and leases, net of deferred fees and discounts, decreased $15.9 million, or 0.74%, from December 31, 2018. The decrease was principally due to decreases of $27.6 million in commercial and industrial (“C&I”) loans, $13.5 million SBA loans, and $11.6 million in construction and land development (“C&D”) loans, which were partially offset by increases of $29.2 million in commercial real estate (“CRE”) loans, and $7.3 million in single-family residential (“SFR”) mortgage loans.

HFS loans were $259.3 million at September 30, 2019, compared to $434.5 million at December 31, 2018.

Noninterest-bearing deposits were $446.1 million at September 30, 2019, an increase of $7.4 million, or 1.68%, compared to $438.8 million at December 31, 2018. The increase was driven by normal business growth. At September 30, 2019, noninterest-bearing deposits were 19.8% of total deposits, compared to 20.5% at December 31, 2018.

Our average cost of total deposits was 1.63% for the quarter ended September 30, 2019, compared to 1.17% for the same period last year. The increase is primarily due to higher rate time deposits.  Borrowings, consisting of long-term and subordinated debt, remained nearly constant at $113.6 million as of September 30, 2019 compared to $113.2 million as of December 31, 2018 and increased by $60.5 million from September 30, 2018. As of September 30, 2019 we had $35.0 million in short-term advances from the FHLB as compared to $319.5 million as of December 31, 2018.  As mortgage loans held for sale were sold, the FHLB advances that were utilized as the applicable funding source were repaid.

The allowance for loan losses was $19.4 million at September 30, 2019, compared to $17.6 million at December 31, 2018. The allowance for loan losses increased by $1.8 million during the nine-month period ending September 30, 2019. The increase was due to a $1.7 million credit loss provision, attributable to a $430,000 reserve for two non-accrual loans and normal loan growth, and $78,000 in net charge-offs during the nine-month period ending September 30, 2019.  The allowance for loan losses to total loans and leases outstanding was 0.91% and 0.82% as of September 30, 2019 and December 31, 2018, respectively.

Shareholders’ equity increased $24.2 million, or 6.47%, to $398.8 million during the nine-month period ending September 30, 2019 due to $28.5 million of net income, $2.7 million from the exercise of stock options, $543,000 from stock-based compensation, and a $1.7 million increase in net accumulated other comprehensive income, which was partially offset by $6.0 million of common dividends declared and by a $3.2 million common stock buyback.  The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on AFS securities.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of September 30, 2019, the Company’s Tier 1 leverage capital ratio was 12.74%, our common equity Tier 1 ratio was 16.95%, our Tier 1 risk-based capital ratio was 17.44%, and our total risk-based capital ratio was 23.71%. See “Regulatory Capital Requirements” herein for a further discussion of our regulatory capital requirements.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended September 30,		Variance		For the Nine Months Ended September 30,		Variance
(dollars in thousands except per share amounts)	2019	2018	$	%	2019	2018	$	%
Interest income	$34,669	$24,473	$10,196	41.7%	$107,818	$66,933	$40,885	61.1%
Interest expense	11,157	5,857	(5,300)	(90.5)	34,077	14,045	(20,032)	(142.6)
Net interest income	23,512	18,616	4,896	26.3	73,741	52,888	20,853	39.4
Provision for credit losses	824	1,695	871	51.4	1,731	2,579	848	32.9
Net interest income after provision for credit losses	22,688	16,921	5,767	34.1	72,010	50,309	21,701	43.1
Noninterest income	2,799	2,105	694	33.0	12,497	7,352	5,145	70.0
Noninterest expense	(13,786)	(8,654)	5,132	(59.3)	(44,010)	(25,134)	18,876	(75.1)
Income before income taxes	11,701	10,372	1,329	12.8	40,497	32,527	7,970	24.5
Income tax expense	3,689	2,041	(1,648)	(80.7)	11,963	5,913	(6,050)	(102.3)
Net income	$8,012	$8,331	$(319)	(3.8)	$28,534	$26,614	$1,920	7.2
Earnings per common share (1):
Basic	$0.40	$0.51	$(0.11)		$1.42	$1.62	$(0.20)
Diluted	0.39	0.48	(0.09)		1.40	1.54	(0.14)
Weighted average shares outstanding (1):
Basic	20,067,847	16,641,166	3,426,681	20.6	20,063,479	16,379,211	3,684,268	22.5
Diluted	20,425,966	17,425,300	3,000,666	17.2	20,435,867	17,309,241	3,126,626	18.1
Return on average assets	1.15%	1.73%		(0.58)	1.34%	2.01%		(0.7)
Return on average shareholders’ equity	7.99	11.34	(3.35)		9.77	12.65	(2.88)
Efficiency ratio (2)	52.40	41.76	10.64		51.03	41.76	9.27
Dividend payout ratio	19.61	18.00	1.61		14.29	16.00	-1.71
Average equity to assets ratio	14.36	15.24	(0.88)		13.73	15.92	(2.19)
Tangible book value per share (3)	$16.67	$15.71	$0.96		$16.67	$15.71	$0.96
Return on average tangible common equity (3)	9.56%	12.70%	-3.14%		11.73%	14.23%	-2.50%

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
(3)

Tangible book value per share, and return on average tangible common equity are non-GAAP financial measures. See "Non-GAAP Financial Measures" for a reconciliation of these measures to their most comparable GAAP measures.

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

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2019 and 2018. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended September 30,
	2019			2018
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$144,131	$1,064	2.93%	$59,666	$468	3.11%
Securities
Available for sale	92,292	631	2.71	67,254	478	2.82
Held to maturity (2)	8,730	81	3.68	9,982	92	3.67
Mortgage loans held for sale	253,492	3,050	4.77	335,226	3,941	4.66
Loans held for investment: (3)
Real estate	1,749,371	23,963	5.43	942,826	13,125	5.52
Commercial	352,795	5,889	6.62	384,693	6,379	6.58
Total loans	2,102,166	29,852	5.63	1,327,519	19,504	5.83
Total earning assets	2,600,811	$34,678	5.29	1,799,647	$24,483	5.40
Noninterest-earning assets	169,691			112,359
Total assets	$2,770,502			$1,912,006

Interest-bearing liabilities
NOW and money market deposits	$364,127	$1,070	1.17%	$390,899	$1,115	1.13%
Savings deposits	95,725	47	0.19	29,713	30	0.40
Time deposits	1,340,751	8,038	2.38	700,326	2,994	1.70
Total interest-bearing deposits	1,800,603	9,155	2.02	1,120,938	4,139	1.46
FHLB short-term advances	13,261	81	2.42	156,739	793	2.01
Long-term debt	103,912	1,748	6.67	49,615	849	6.79
Subordinated debentures	9,606	173	7.15	3,479	76	8.67
Total interest-bearing liabilities	1,927,382	$11,157	2.30	1,330,771	$5,857	1.75
Noninterest-bearing liabilities
Noninterest-bearing deposits	424,908			276,795
Other noninterest-bearing liabilities	20,490			13,048
Total noninterest-bearing liabilities	445,398			289,843
Shareholders' equity	397,722			291,392
Total liabilities and shareholders' equity	$2,770,502			$1,912,006
Net interest income / interest rate spreads		$23,521	2.99%		$18,626	3.65%
Net interest margin			3.59%			4.11%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

	For the Nine Months Ended September 30,
	2019			2018
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$122,563	$2,861	3.12%	$76,800	$1,560	2.72%
Securities
Available for sale	82,868	1,749	2.82	70,701	1,474	2.79
Held to maturity (2)	9,159	255	3.72	9,992	276	3.70
Mortgage loans held for sale	352,110	12,785	4.85	233,856	8,207	4.69
Loans held for investment: (3)
Real estate	1,759,253	72,842	5.54	892,933	36,858	5.52
Commercial	350,822	17,354	6.61	382,072	18,587	6.50
Total loans	2,110,076	90,196	5.72	1,275,005	55,445	5.81
Total earning assets	2,676,776	$107,846	5.39	1,666,354	$66,962	5.37
Noninterest-earning assets	167,887			101,349
Total assets	$2,844,663			$1,767,703

Interest-bearing liabilities
NOW and money market deposits	$388,298	$3,500	1.21%	$374,331	$2,750	0.98%
Savings deposits	97,959	149	0.20	30,373	95	0.42
Time deposits	1,273,604	21,788	2.29	669,503	7,450	1.49
Total interest-bearing deposits	1,759,861	25,437	1.93	1,074,207	10,295	1.28
FHLB short-term advances	148,101	2,857	2.58	74,412	992	1.78
Long-term debt	103,827	5,243	6.75	49,583	2,547	6.87
Subordinated debentures	9,565	540	7.55	3,459	211	8.17
Total interest-bearing liabilities	2,021,354	$34,077	2.25	1,201,661	$14,045	1.56
Noninterest-bearing liabilities
Noninterest-bearing deposits	412,845			272,261
Other noninterest-bearing liabilities	19,888			12,428
Total noninterest-bearing liabilities	432,733			284,689
Shareholders' equity	390,576			281,353
Total liabilities and shareholders equity	$2,844,663			$1,767,703
Net interest income / interest rate spreads		$73,769	3.13%		$52,917	3.81%
Net interest margin			3.68%			4.25%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

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

	Comparison of Three Months Ended			Comparison of Nine Months Ended
	September 30, 2019 and September 30, 2018			September 30, 2019 and September 30, 2018
	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$657	$(61)	$596	$622	$679	$1,301
Securities (2)
Available for sale	177	(24)	153	170	105	275
Held to maturity	(12)	1	(11)	(15)	(6)	(21)
Mortgage loans held for sale	(952)	61	(891)	2,773	1,805	4,578
Loans held for investment: (3)
Real estate	11,130	(292)	10,838	23,910	12,074	35,984
Commercial	(525)	35	(490)	(1,016)	(217)	(1,233)
Total loans	10,605	(257)	10,348	22,894	11,857	34,751
Total earning assets	$10,475	$(280)	$10,195	$26,444	$14,440	$40,884

Interest-bearing liabilities
NOW and money market deposits	$(76)	$31	$(45)	$68	$682	$750
Savings deposits	66	(49)	17	142	(88)	54
Time deposits	2,722	2,322	5,044	4,501	9,837	14,338
Total interest-bearing deposits	2,712	2,304	5,016	4,711	10,431	15,142
FHLB short-term advances	(721)	9	(712)	656	1,209	1,865
Long-term debt	922	(23)	899	1,863	833	2,696
Subordinated debentures	133	(36)	97	249	80	329
Total interest-bearing liabilities	3,046	2,254	5,300	7,479	12,553	20,032
Net interest	$7,429	$(2,534)	$4,895	$18,965	$1,887	$20,852

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

Results of Operations—Comparison of Results of Operations for the Three Months Ended September 30, 2019 and 2018

The following discussion of our results of operations compares the three months ended September 30, 2019 and the three months ended September 30, 2018. The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

Net Interest Income/Average Balance Sheet.  In the third quarter of 2019, we generated $23.5 million of net interest income, which was an increase of $4.9 million, or 26.3%, from the $18.6 million of net interest income we produced in the third quarter of 2018. The increase in net interest income was primarily due to an $801.2 million or 44.5% increase in the average balance of interest-earning assets, partially offset by an 11 basis point decrease in the average yield on interest-earning assets, and a 56 basis point increase in the average rate paid on interest-bearing deposits reflecting an increase in deposit rates. The increase in the average balance of interest-earning assets reflected increases in total loan (increases in HFI loans, partially offset by a decrease in HFS loans) average balances, plus increases in average cash equivalents and average investment securities, resulting from the FAIC acquisition.

Our average deposit balances increased by $827.8 million, primarily as a result of the FAIC acquisition in October 2018 and an increase of $119.3 million in average brokered certificates of deposit in the third quarter of 2019 from the third quarter of 2018. The increase in interest expense was primarily due to a $596.6 million increase in average interest-bearing liabilities and a 55 basis point increase in the average rate paid on interest-bearing liabilities. For the three months ended September 30, 2019 and 2018, our net interest margin was 3.59% and 4.11%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the three months ended September 30, 2019 and 2018, excluding accretion income, would have been 3.49% and 3.90%, respectively.

Total interest income was $34.7 million for the third quarter of 2019 compared to $23.4 million for the third quarter of 2018. The $10.2 million, or 41.7%, increase in total interest income was primarily due to increases in average earning assets of approximately $801.2 million due to approximately $743.6 million from the FAIC acquisition and organic growth, partially offset by a 52 basis point decrease in the net interest margin.

Interest and fees on HFI and HFS loans for the third quarter of 2019 was $32.9 million compared to $23.4 million for the third quarter of 2018. The $9.5 million, or 40.3%, increase was primarily due to a $692.9 million, or 41.7% increase in the average balance of total loans outstanding partially offset by a 5 basis point decrease in the average yield on loans. The increase in the average loan balance was primarily due to loan growth in C&D, SFR mortgages, and CRE loans resulting from the FAIC acquisition.  Accretion income totaled $749,000 in the third quarter of 2019 compared to $208,000 in the third quarter of 2018. The average yield on loans benefits from discount accretion on our purchased loan portfolio. For the three months ended September 30, 2019 and 2018, the yield on total loans was 5.54% and 5.59%, respectively, while the yield on total loans excluding accretion income would have been 5.44% and 5.37%, respectively. Due to payoffs of acquired loans, we expect accretion income to decline through the remainder of 2019.

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Beginning balance of discount on purchased loans	$6,754	$1,488	$9,228	$2,763
Accretion:
Commercial and industrial	(1)	28	17	102
SBA	5	6	12	45
Commercial real estate	657	172	2,226	1,328
Single-family residential mortgages	88	2	968	8
Total accretion	749	208	3,223	1,483
Ending balance of discount on purchased loans	$6,005	$1,280	$6,005	$1,280

Interest income on our securities portfolio increased $143,000, or 25.4%, to $703,000 in the third quarter of 2019 compared to $560,000 in the third quarter of 2018. This increase is primarily attributable to $23.8 million, or 30.8%, increase in the average balance, partially offset by an 11 basis point decrease in the yield on average securities from the third quarter of 2018 as compared to the third quarter of 2019.  Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the Company’s consolidated statements of income has not been grossed-up.

Interest income on interest earning deposits, dividend income on FHLB stock, federal funds sold, cash equivalents and other investments increased to $1.1 million for the three months ended September 30, 2019 compared to $468,000 for the three months ended September 30, 2018. This increase was primarily due to an $84.5 million increase in the average balance of short-term cash investments, partially offset by an 18 basis point decrease in the average yield between the two periods.

Interest expense on interest-bearing liabilities increased $5.3 million, or 90.5%, to $11.2 million for the third quarter of 2019 as compared to $5.9 million in the third quarter of 2018 due to increases in interest expense on both deposits and borrowings primarily from increased interest-bearing balances.

Interest expense on deposits increased to $9.2 million for the third quarter of 2019 as compared to $4.1 million for the third quarter of 2018. The $5.0 million, or 121.1%, increase in interest expense on deposits was primarily due to a 56 basis point increase in the average rate paid on interest-bearing deposits as well as a $679.7 million, or 60.6%, increase in the average balance of interest-bearing deposits. The increase in the average balance of interest-bearing deposits primarily resulted from the FAIC acquisition.  Average brokered certificates of deposit were $134.3 million in the third quarter of 2019 and $15.0 million in the third quarter of 2018.  Brokered certificates of deposit were acquired in 2018 to fund the growth in AFS SFR mortgage loans and will likely remain on the balance sheet for the near future. Average non-interest bearing deposits increased to $424.9 million, or 53.5% from $276.8 million in the third quarter of 2018.

Interest expense on long-term debt increased $996,000 to $1.9 million in the third quarter of 2019 as compared to $925,000 in the third quarter of 2018.  This increase was due to a $54.3 million increase in the average balance from the issuance of $55.0 million in subordinated notes in December 2018, partially offset by a 12 basis point decrease in the average rate paid.  Interest expense on FHLB short-term advances was $81,000 in the third quarter of 2019, as compared to $793,000 in the third quarter of 2018.  This decrease was primarily due to the $143.5 million decrease in the average balance of FHLB advances for the third quarter of 2019 compared to the third quarter of 2018 partially offset by a 41 basis point increase in the average rate paid.  The Company had $35.0 million in FHLB advances as of September 30, 2019 compared to $210.0 million as of September 30, 2018.  FHLB short-term advances had been used for general liquidity and to fund HFS loans, with the advances being paid off as HFS loans were sold.

Provision for Credit Losses.  The $871,000 decrease in the provision for credit losses is due primarily due fewer loans migrating from “Pass” credits to criticized or classified credits, and due to $174,000 in loan charge-offs in the third quarter of 2018. There was a $1,000 recovery and no loan charge-offs in the third quarter of 2019.

Noninterest Income. Noninterest income increased $694,000, or 33.0%, to $2.8 million for the third quarter of 2019, compared to $2.1 million in the same quarter in the prior year. The following table sets forth the major components of our noninterest income for the three months and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Noninterest income:
Service charges, fees and other	$934	$640	$294	45.9%	$2,976	$1,551	$1,425	91.9%
Gain on sale of loans	813	1,125	(312)	(27.7)	6,131	5,025	1,106	22.0
Loan servicing fee, net of amortization	827	137	690	503.6	2,566	164	2,402	1464.6
Recoveries on loans acquired in business combinations	12	3	9	300.0	73	14	59	421.4
Unrealized gain on equity securities	—	—	—	—	147	—	147	100.0
Increase (decrease) in cash surrender of life insurance	195	200	(5)	(2.5)	580	598	(18)	(3.0)
Gain on sale of OREO	11	—	11	100.0	11	—	11	100.0
Gain on sale of AFS securities	7	—	7	100.0	7	—	7	100.0
Gain on sale of fixed assets	—	—	—	—	6	—	6	100.0
Total noninterest income	$2,799	$2,105	$694	33.0	$12,497	$7,352	$5,145	70.0

Service charges, fees and other income. Service charges, fees and other income totaled $934,000 in the third quarter of 2019 compared to $640,000 in the third quarter of 2018.  The increase was due to an additional $103,000 in fees on deposit accounts, $186,000 in safe deposit box income, $76,000 in wealth management commissions (all primarily generated from the acquisition of FAIC), and $59,000 in loan payoff fees (a loan servicing fee for loans being assigned to another bank), partially offset by a $233,000 CDFI award (which was received in the third quarter of 2018).

Gain on sale of loans. Gains on sale of loans is comprised of gains on sale of SFR mortgage loans and SBA loans. Gains on sale of loans totaled $813,000 in the third quarter of 2019 compared to $1.1 million in the third quarter of 2018.   Mortgage loan sales were essentially curtailed in the third quarter of 2019 as the loan pipeline was being replenished.  The Company originated $46.1 million of SFR mortgage and SBA loans in the Los Angeles region and $45.9 million of SFR mortgage and SBA loans in the New York region for the third quarter of 2019.

The following table presents information on loans sold and gains earned for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Loans sold:
SBA	$11,287	$23,804	$(12,517)	-52.6%	$25,052	$59,363	$(34,311)	-57.8%
SFR mortgages	5,820	15,085	(9,265)	-61.4%	310,626	106,842	203,784	190.7%
CRE	—	—	—	—	10,422	—	10,422	100.0%
	$17,107	$38,889	$(21,782)	-56.0%	$346,100	$166,205	$179,895	108.2%
Gain on loans sold:
SBA	$631	$817	$(186)	-22.8%	$1,371	$2,534	$(1,163)	-45.9%
SFR mortgages	182	308	(126)	-40.9%	4,608	2,491	2,117	85.0%
CRE	—	—	—	—	152	—	152	100.0%
	$813	$1,125	$(312)	-27.7%	$6,131	$5,025	$1,106	22.0%

Loan servicing income, net of amortization. Loan servicing income, net of amortization increased due to the increase in the volume of loans we are servicing.  The increase in the respective servicing portfolios reflects the growth in sales of SFR mortgage and SBA loans for the three months ended September 30, 2019 and to the increase in serviced loans acquired in the FAIC merger.

The following table presents information on loans servicing income for the three months and nine months ended September 30, 2019 and 2018.

(dollars in thousands)	For the Three Months Ended September 30,		Increase		For the Nine Months Ended September 30,		Increase
For the period	2019	2018	$	%	2019	2018	$	%
Loan servicing income, net of amortization
SFR mortgage loans	$795	$145	$650	448.3%	$2,227	$389	$1,838	472.5%
SBA loans	32	(8)	40	-500.0%	339	(225)	564	250.7%
Total	$827	$137	$690	503.6%	$2,566	$164	$2,402	1464.6%

Our loan servicing income, net of amortization, increased by $690,000 to $827,000 for the three months ended September 30, 2019 compared to net servicing income of $137,000 for the three months ended September 30, 2018.

The following table shows loans serviced for others as of September 30, 2019 and 2018:

	September 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%
As of period-end
SFR loans serviced	$1,686,787	$432,387	$1,254,400	290.1%
SBA loans serviced	182,310	186,077	(3,767)	-2.0%
CRE loans serviced	4,234	—	4,234	0.0%

We were servicing $1.7 billion of SFR mortgage loans for other financial institutions and FNMA as of September 30, 2019 compared to $433.0 million as of September 30, 2018. We were also servicing $182.3 million of SBA loans as of September 30, 2019 compared to $177.3 million as of September 30, 2018. The change in the respective servicing portfolios reflects the growth in our originations and sales of loans in 2019.

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations was $12,000 in the quarter ended September 30, 2019 compared to $3,000 in the comparable quarter of 2018.

Cash surrender value of life insurance. The income from the cash surrender value of life insurance decreased $5,000 to $195,000 in the quarter ended September 30, 2019 compared to $200,000 in the third quarter in 2018.

Gain on sale of OREO, and AFS securities. One OREO property value of $808,000 was sold in the third quarter of 2019, for a gain of $11,000. AFS securities were sold during the third quarter of 2019 for a gain of $7,000.

Noninterest expense.   Noninterest expense increased $5.1 million, or 59.3%, to $13.8 million in the third quarter of 2019 compared to $8.7 million in the third quarter of 2018.  The following table sets forth major components of our noninterest expense for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Noninterest expense:
Salaries and employee benefits	$7,801	$4,916	$2,885	58.7%	$25,088	$14,576	$10,512	72.1%
Occupancy and equipment expenses	2,434	1,014	1,420	140.0	7,360	2,640	4,720	178.8
Data processing	974	511	463	90.6	3,202	1,471	1,731	117.7
Legal and professional	435	378	57	15.1	1,516	1,058	458	43.3
Office expenses	335	198	137	69.2	965	561	404	72.0
Marketing and business promotion	248	320	(72)	(22.5)	926	785	141	18.0
Insurance and regulatory assessments	172	223	(51)	(22.9)	754	645	109	16.9
Core deposit premium	384	76	308	405.3	1,157	235	922	392.3
OREO expenses (income)	(1)	5	(6)	(120.0)	161	12	149	1,241.7
Merger expenses	154	348	(194)	(55.7)	240	571	(331)	(58.0)
Other expenses	850	665	185	27.8	2,641	2,580	61	2.4
Total noninterest expense	$13,786	$8,654	$5,132	59.3	$44,010	$25,134	$18,876	75.1

Salaries and employee benefits expense. Salaries and employee benefits expense increased $2.9 million, or 58.7%, to $7.8 million for the third quarter of 2019 compared to $4.9 million for the third quarter of 2018. The increase in salaries and employee benefits is attributable to additional staff from the FAIC acquisition, as well as normal salary increases.  The number of full-time equivalent employees was 360 at September 30, 2019, 365 at December 31, 2018 and 245 at September 30, 2018.

Occupancy and equipment expenses. Occupancy and equipment expense increased $1.4 million, or 140.0%, to $2.4 million for the third quarter of 2019 compared to $1.0 million for the third quarter of 2018.  This increase was due to the FAIC acquisition, plus the new Irvine, California and Flushing, New York locations.

Data processing expenses. Data processing expense increased $463,000, or 90.6%, to $974 million for the third quarter of 2019, compared to $511,000 for the third quarter of 2018.  These increases resulted primarily from increased processing volumes.

Legal and professional expenses. Legal and professional expense increased $57,000 to $435,000 in the three months ended September 30, 2019 compared to $378,000 for the three months ended September 30, 2018. This increase was primarily due to normal business growth following additional legal, external audit and SOX audit fees earlier in 2019 for being a public company, and additional expenses following the FAIC acquisition.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and were $335,000 for the three months ended September 30, 2019 compared to $198,000 for the three months ended September 30, 2018.  This increase primarily resulted from the FAIC acquisition and normal business growth.

Marketing and business promotion expenses. Marketing and business promotion expense decreased $72,000, or 22.5%, to $248,000 in the third quarter of 2019, compared to $320,000 for the third quarter of 2018.  The decrease was primarily due to a reduction in discretionary CRA donations.

Insurance and regulatory expenses. Insurance and regulatory assessments decreased $51,000, or 22.9%, to $172,000.    The decrease was primarily due to a Small Bank Assessment Credit from the FDIC in the amount of $597,618, which was received in September 2019.  Of this amount, $184,408 was applied to the second quarter of 2019 and the remainder to be applied to future quarterly assessments.

Amortization expenses. Amortization of the core deposit intangible was $384,000 in the third quarter of 2019, compared to $76,000 in the same period of 2018.  This increase was due to the FAIC acquisition. The $308,000 increase, or 405.3%, was due to the amortization of the additional core deposit intangible resulting from the FAIC acquisition.

Merger expenses. Merger expense was $154,000 in the third quarter of 2019 compared to $348,000 in the same period of 2018, following the completion of the FAIC acquisition in the last quarter of 2018.

Other Expenses.  Other expenses increased $185,000, or 27.8%, to $850,000 for the third quarter of 2019, compared to $665,000 in the third quarter of 2018.  The provision for unfunded commitments was a credit of $3,000 in the third quarter of 2019 compared to a charge of $66,000 in the third quarter of 2019.

Income Tax Expense.  Income tax expense was $3.7 million in the third quarter of 2019 compared to $2.0 million in the third quarter of 2018.  Effective tax rates were 31.53% and 19.68% in the third quarter of 2019 and 2018, respectively.  The increase in the effective tax rate was primarily due to the $953,000 reduction in the tax benefit from the exercise of stock options in 2018.

Net Income.  Net income amounted to $8.0 million for the third quarter 2019, a $319,000 or 3.8% decrease from the third quarter of 2018.  For the third quarter of 2018 as compared to the third quarter of 2019, net interest income after the provision for credit losses increased by $5.8 million, and non-interest income increased by $694,000, which were offset by a $5.1 million increase in non-interest expence and a $1.6 million increase in income tax expense.

Results of Operations — Comparison of Results of Operations for the Nine Months Ended September 30, 2019 and September 30, 2018

The following discussion of our results of operations compares the nine months ended September 30, 2019 and September 30, 2018, respectively.  The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

Net Interest Income/Average Balance Sheet.  In the nine months of 2019, we generated net interest income of $73.7 million, an increase of $20.9 million, or 39.4%, from the $52.9 million in net interest income of the nine months of 2018. This increase was largely due to a $1.0 billion, or 60.6% increase in the average balance of interest-earning assets, as well as a 2 basis point increase in the average yield on interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to $743.6 million increase in loans from the FAIC acquisition. As discussed below, average total deposits increased $826.2 million with a 54 basis point increase in this cost of funds, in the nine months of 2019 compared to 2018.  Average total borrowings (FHLB advances, long-term debt and subordinated debentures) increased $134.0 million with a 48 basis point increase in this cost of funds.  For the nine-months ended September 30, 2019 and 2018, our net interest margin was 3.68% and 4.25%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. The net interest margin for the nine-months ended September 30, 2019 and 2018, excluding accretion income, would have been 3.44% and 4.01%, respectively.

Total interest income was $107.8 million for the nine months ended September 30, 2019 compared to $67.0 million for the same period of 2018. The $40.9 million, or 61.1%, increase in total interest income was due to increases in interest earned on our loan portfolio, securities portfolio, federal funds sold, interest-earning deposits and other interest income as a result of higher balances due to the FAIC acquisition and organic growth as well as an increase in yield.

Interest and fees on loans was $103.0 million for the nine months of 2019 compared to $63.7 million for the same period of 2018. The $39.3 million, or 61.8%, increase in interest income on loans was primarily due to a $953.3 million, or a 63.2% increase in the average balance of total loans outstanding primarily due to the FAIC acquisition and organic loan growth, partially offset by a 5 basis point decrease in the average yield on total loans. The average yield on loans benefits from discount accretion on our acquired loan portfolios. For the nine months ended September 30, 2019 and 2018, the yield on total loans was 5.59% and 5.64%, respectively, while the yield on total loans excluding accretion income would have been 5.56% and 5.62%, respectively.

Interest income from the securities portfolio increased $254,000, or 14.5%, to $2.0 million in the nine months of 2019 compared to $1.7 million in the nine months of 2018. The increase in interest income on securities was primarily due to an increase in the average balance of the portfolio of $11.3 million, or 14.0%, and a 1 basis point increase in the average yield on securities. Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the income statement has not been grossed-up.

Interest income on our federal funds sold, cash equivalents and other investments increased $1.3 million, or 83.4%, to $2.9 million in the nine months of 2019 compared to $1.6 million in the same period of 2018. The increase in interest income on cash equivalents was due to a 40 basis point increase in the average yield plus an increase in the average balance of $45.8 million. The reasons for the increased yield were the increase in the federal funds rate over the period plus a $106,000 increase in the FHLB dividend.

Interest expense on interest-bearing liabilities increased $20.0 million, or 142.6%, to $34.1 million in in the nine months ended September 30, 2019 compared to $14.0 million in the same period of 2018 due to increases in average balances of $819.7 million or 68.2% and in rates of 69 basis points on interest bearing liabilities.

Interest expense on total deposits increased to $25.4 million in the nine months of 2019 compared to $10.3 million in the same period of 2018. The $15.1 million, or 147.1%, increase in interest expense on total deposits was primarily due to a 65 basis point increase in rates combined with an $826.2 million, or 61.4% increase in the average balance of total deposits. Average non-interest bearing demand deposits increased by $140.6 million, or 51.6%, between the periods.  The increase in the average balance of deposits resulted primarily from the FAIC acquisition and normal growth of deposit accounts.

Interest expense on borrowings (short-term FHLB advances, long-term debt and subordinated debentures) increased to $8.6 million in the nine months of 2019 compared to $3.7 million in the same period of 2018. The $73.7 million increase in average balance of FHLB advances was used to primarily fund AFS loans and a $54.2 million increase in average balance of long-term debt was primarily used to support our acquisition strategy.  In October 2018, RBB issued $55.0 million in long-term (subordinated) debt.

Provision for Credit Losses. Provision for credit loss expense in the nine months of 2019 was $1.7 million due to normal loan growth, compared to a $2.6 million provision in the same period of 2018.

Noninterest Income. Noninterest income increased $5.1 million, or 70.0%, to $12.5 million in the nine months of 2019.  The table on page 10 sets forth major components of our noninterest income for the respective periods.

Service charges, fees and other income. Service charges, fees and other income increased to $3.0 million for the nine months ended September 30, 2019 compared to $1.6 million in the same period of 2018. The increase primarily resulted from $543,000 increase in safe deposit box rental income (primarily due to the FAIC acquisition), a $355,000 increase in wealth management commissions, and $145,000 in miscellaneous loan fee income, all of which resulted from the FAIC acquisition.

Gain on sale of loans. Gains on sale of loans increased to $6.1 million in the nine months of 2019 compared to $5.0 million in the same period of 2018.  Gains on sales of mortgage loans increased by $2.1 million, while the gains on sales of SBA loans decreased by $1.2 million. The decrease in gain on sale of SBA loans is due to lower volume.  As noted in the table on page 11, we sold $387.7 million in SFR mortgage, SBA and CRE loans in the nine months ended September 30, 2019 compared to $166.2 million in the same period of 2018.

Loan servicing income, net of amortization. Our loan servicing income, net of amortization increased by $2.4 million to $2.6 million for the nine months ended September 30, 2019 compared to $164,000 for the same period in 2018.  The increase is due to the serviced loans acquired in the FAIC acquisition and increases in our loans sold with servicing retained. We were servicing $1.9 billion in SFR mortgage, SBA and CRE loans as of September 30, 2019 compared to $610.3 million as of September 30, 2018. Additional details are in the table on page 11.

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations increased $59,000 to $73,000 for the nine months ended September 30, 2019 compared to $14,000 in the same period of 2018. This increase resulted from greater recoveries on loans acquired from the FAIC and other bank acquisitions.

Unrealized gain on equity investments.  The unrealized gain on equity investments was $147,000 for the nine months ended September 30, 2019 and zero for same period of 2018.  A $147,000 unrealized gain on equity investments without a readily determinable fair value, in accordance with ASU 2016-001, was recorded in the first quarter of 2019.

Increase in cash surrender of life insurance. Cash surrender of life insurance value decreased by $18,000 to $580,000 for the nine months ended September 30, 2019 compared to $598,000 for the nine months ended September 30, 2018.

Gain on sale of OREO, AFS securities and fixed assets.   One OREO property value of $808,000 was sold during the nine months ended September 30, 2019, for a gain of $11,000. AFS securities were sold during the nine months ended September 30, 2019 for a gain of $7,000.  In the second quarter of 2019, the Company sold fixed assets for a $6,000 gain.

Noninterest expense. Noninterest expense increased $18.9 million, or 75.1%, to $44.0 million for the nine months ended September 30, 2019 compared to $25.1 million in the same period of 2018.  The table on page 12 sets forth major components of our noninterest expense for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.  The primary reason for the increase was the FAIC acquisition plus normal business growth.

Salaries and employee benefits expense. Salaries and employee benefits expense increased $10.5 million, or 72.1%, to $25.1 million for the nine months ended September 30, 2019 compared to $14.6 million in the same period of 2018. This increase was primarily attributable to additional staff from the FAIC acquisition.  The number of full-time equivalent employees was 360 at September 30, 2019, 365 at December 31, 2018 and 245 at September 30, 2018.

Occupancy and equipment expenses. Occupancy and equipment expense increased $4.7 million, or 178.8%, to $7.4 million in the nine months ended September 30, 2019 compared to $2.6 million in the same period of 2018. The increase in occupancy expense is mainly due to the FAIC acquisition and rent at our new Roosevelt, NY and Irvine, CA locations.  On September 30, 2019, the Company had 22 branch and office locations, compared to 23 at December 31, 2018 and 14 at September 30, 2018.  In November 2018, our headquarters office moved to a new location in downtown Los Angeles and we stopped paying double rent on December 31, 2018.

Data processing expense. Data processing expense increased $1.7 million, or 117.7%, to $3.2 million in the first nine months of 2019 compared to $1.5 million for the same period of 2018. This increase resulted primarily from the increased processing volumes prior to renegotiating our contracts with our core system provider.

Legal and professional expenses. Legal and professional expense increased $458,000, or 43.3%, from $1.1 million in the first nine months of 2018 compared to $1.5 million for the first nine months of 2019. This increase was primarily due to additional legal and professional fees for normal business growth.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and totaled $965,000 in the first nine months of 2019 compared to $561,000 for the same period of 2018. The 72.0% increase primarily resulted from the FAIC acquisition and normal business growth.

Marketing and business promotion expenses. Marketing and business promotion expense increased $141,000, or 18.0%, to $926,000 for the first nine months of 2019 compared to $785,000 for the same period of 2018. This increase was primarily due to the FAIC acquisition, normal business growth, business development, CRA and other donations.

Insurance and regulatory expenses. Insurance and regulatory assessments increased $109,000, or 16.9% to $754,000 for the nine months ended September 30, 2019 compared to $645,000 in the nine months ended September 30, 2018.  This was due to the FAIC acquisition.

Amortization expenses. Amortization of the core deposit intangible was $1.2 million in the first nine months of 2019, compared to $235,000 in the same period of 2018.  This increase was due to the FAIC acquisition.

Merger expenses. Merger expense was $240,000 in the first nine months of 2019 compared to $571,000 in the same period of 2018, following the completion of the FAIC acquisition in the last quarter of 2018.

Other Noninterest expense. Other noninterest expense totaled $2.6 million in the first nine months of 2019 compared to $2.6 million for the same period of 2018, for a net increase of $61,000.

Income Tax Expense. Income tax expense was $11.9 million in the first nine months of 2019 compared to $5.9 million in the same period of 2018.  Effective tax rates were 29.5% and 18.2% in the nine months ended September 30, 2019 and 2018, respectively.  The increase in 2019 was primarily due to the change in tax deductions for stock option exercises.  The increase in the effective tax rate was primarily due to the $3.5 million reduction in the tax benefit from the exercise of stock options.

Net Income. Net income increased $1.9 million to $28.5 million in the nine months of 2019, compared to $26.6 million in the same period of 2018. The increase is primarily due to the growth in earning assets, net interest income, and non-interest income, partially offset by increases in non-interest expense and income tax expense.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets were $2.8 billion as of September 30, 2019 and $3.0 billion as of December 31, 2018.  The total gross loan portfolio decreased by $191.1 million, primarily in C&I, SBA, and C&D loans, with increases in CRE loans and SFR mortgage loans. SFR mortgage loans held for sale decreased by $175.2 million in the nine months ended September 30, 2019.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at September 30, 2019 and December 31, 2018. The book value for securities classified as available for sale is reflected at fair market value and the book value for securities classified as held to maturity is reflected at amortized cost.

	September 30, 2019		December 31, 2018
(dollars in thousands)	Fair Value	% of Total	Fair Value	% of Total
Securities, available for sale, at fair value
U.S. government agency securities	$1,585	1.9	$1,815	2.2
SBA agency securities	4,954	6.1	5,169	6.2
Mortgage-backed securities, government sponsored agencies	20,136	24.7	22,541	26.9
Collateralized mortgage obligations	12,245	15.0	12,066	14.4
Corporate debt securities (1)	34,003	41.6	32,171	38.4
Total securities, available for sale, at fair value	$72,923	89.3	$73,762	88.1
Securities, held to maturity, at amortized cost
Taxable municipal securities	$3,581	4.4	$4,290	5.1
Tax-exempt municipal securities	5,143	6.3	5,671	6.8
Total securities, held to maturity, at amortized cost	8,724	10.7	9,961	11.9
Total securities	$81,647	100.0	$83,723	100.0

(1)	Comprised of corporate note securities, commercial paper and financial institution subordinated debentures.

The tables below set forth investment securities AFS and HTM for the periods presented.

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2019	Cost	Gains	Losses	Value
Available for sale
U.S government agency securities	$1,593		$(8)	$1,585
SBA securities	4,868	90	(4)	4,954
Mortgage-backed securities - Government sponsored agencies	20,050	128	(42)	20,136
Collateralized mortgage obligations	12,124	135	(14)	12,245
Corporate debt securities	33,816	189	(2)	34,003
	$72,451	$542	$(70)	$72,923
Held to maturity
Municipal taxable securities	$3,581	$171	$—	$3,752
Municipal securities	5,143	158	—	5,301
	$8,724	$329	$—	$9,053

December 31, 2018
Available for sale
U.S government agency securities	$1,873	$—	$(58)	$1,815
SBA securities	5,354	—	(185)	5,169
Mortgage-backed securities- Government sponsored agencies	23,125	—	(584)	22,541
Collateralized mortgage obligations	12,696	1	(631)	12,066
Corporate debt securities	32,615	105	(549)	32,171
	$75,663	$106	$(2,007)	$73,762
Held to maturity
Municipal taxable securities	$4,290	$142	$—	$4,432
Municipal securities	5,671	1	(164)	5,508
	$9,961	$143	$(164)	$9,940

The weighted-average taxable equivalent book yield on the total investment portfolio at September 30, 2019 was 2.96% with a weighted-average life of 5.5 years. This compares to a weighted-average yield of 2.84% with a weighted-average life of 5.2 years at December 31, 2018. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows the Company’s investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the Notes to the 2018 consolidated financial statements included in our 2018 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months			Twelve Months or More			Total
	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
(dollars in thousands)	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
September 30, 2019
Government agency securities	$(8)	$1,585	2	$—	$—	—	$(8)	$1,585	2
SBA securities	(4)	1,529	2	—	—	—	$(4)	$1,529	2
Mortgage-backed securities- Government sponsored agencies	(1)	914	3	(41)	5,871	8	(42)	6,786	11
Collateralized mortgage obligations	—	—	—	(14)	1,018	2	(14)	1,018	2
Corporate debt securities	(1)	999	1	(1)	4,015	1	(2)	5,014	2
Total available for sale	$(14)	$5,027	8	$(56)	$10,904	11	$(70)	$15,931	19

Municipal securities	$—	$—	—	$—	$—	—	$—	$—	—
Total held to maturity	$—	$—	—	$—	$—	—	$—	$—	—

December 31, 2018
Government agency securities	$—	$—	—	$(58)	$1,815	2	$(58)	$1,815	2
SBA securities	—	—	—	(185)	5,169	4	(185)	5,169	4
Mortgage-backed securities- Government sponsored agencies	(11)	3,484	2	(573)	23,928	25	(584)	27,412	27
Collateralized mortgage obligations	—	—	—	(631)	12,065	8	(631)	12,065	8
Corporate debt securities	(61)	4,600	4	(488)	6,548	4	(549)	11,148	8
Total available for sale	$(72)	$8,084	6	$(1,935)	$49,525	43	$(2,007)	$57,609	49
Municipal securities	$(104)	$2,468	6	$(60)	$2,174	4	$(164)	$4,642	10
Total held to maturity	$(104)	$2,468	6	$(60)	$2,174	4	$(164)	$4,642	10

The Company did not record any charges for other-than-temporary impairment losses for the nine months ended September 30, 2019 and 2018.

Loans

At September 30, 2019, total loans held for investment, net of allowance for loan losses, totaled $2.1 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at September 30, 2019 and December 31, 2018:

	As of September 30, 2019		As of December 31, 2018
(dollars in thousands)	Amount	%	Amount	%
Loans: (1)
Commercial and industrial	$276,478	13.0	$304,084	14.2
SBA	70,978	3.3	84,500	3.9
Construction and land development	101,649	4.8	113,235	5.3
Commercial real estate (2)	787,927	37.1	758,721	35.4
Single-family residential mortgages	888,577	41.8	881,249	41.2
Other loans	536	0.0	226	0.0
Total loans	$2,126,145	100.0	$2,142,015	100.0
Allowance for loan losses	(19,386)		(17,577)
Total loans, net	$2,106,759		$2,124,438

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm & non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.

Total loans (HFI and HFS) decreased $191.1 million, or 7.4%, to $2.4 billion at September 30, 2019 compared to December 31, 2018. The total loan portfolio decreased primarily in mortgage loans HFS, C&I, SBA, and C&D loans, with an increase in CRE and SFR mortgage loans. HFI loans decreased $15.9 million, or 0.7%, to $2.1 billion at September 30, 2019 compared to December 31, 2018.

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

Commercial and industrial loans decreased $27.6 million, or 9.1%, to $276.5 million as of September 30, 2019 compared to $304.1 million at December 31, 2018. This decrease resulted primarily from a decrease in shared national credits and commercial lines of credit.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR mortgage loans originated for a business purpose. The interest rate for the majority of these loans are prime-based and have a maturity of five years or less except for the SFR mortgage loans originated for a business purpose which may have a maturity of one year. Our policy maximum loan-to-value (LTV) ratio is 75% for commercial real estate loans. The total commercial real estate portfolio increased $29.2 million, or 3.8%, to $787.9 million at September 30, 2019, compared to $758.7 million at December 31, 2018. The multi-family residential loan portfolio was $225.1 million as of September 30, 2019 and $215.1 million as of December 31, 2018. The SFR mortgage loan portfolio originated for a business purpose totaled $19.6 million as of September 30, 2019 and $35.7 million as of December 31, 2018.

Construction and land development loans. Construction and land development loans decreased $11.6 million or 10.2%, to $101.6 million at September 30, 2019 as compared to $113.2 million at December 31, 2018, as originations exceeded loan repayments. The following table shows the categories of our construction and land development portfolio as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019		As of December 31, 2018
(dollars in thousands)	Amount	%	Amount	%
Residential construction	$64,308	63.2	$73,152	64.6
Commercial construction	32,296	31.8	34,209	30.2
Land development	5,045	5.0	5,874	5.2
Total construction and land development loans	$101,649	100.0	$113,235	100.0

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

SBA loans decreased $13.5 million, or 16.0%, to $71.0 million at September 30, 2019 compared to $84.5 million at December 31, 2018. This decrease was primarily due to loan sales of $25.1 million and loan pay-offs, offset by $15.5 million in originations in the nine months ended September 30, 2019.

SFR Loans. We originate mainly non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. As of September 30, 2019, we had $888.6 million of SFR real estate loans, representing 41.8% of our total loan portfolio, excluding available for sale SFR loans.   We had two non-performing single-family residential real estate loans amounting to $895,000 as of September 30, 2019.

We originate these non-qualified SFR mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationship with us. During the third quarter of 2019, we originated $92.0 million of such loans through our retail channel. We sell many of these non-qualified SFR mortgage loans to other Asian-American banks, FNMA and other investors.

As of September 30, 2019, the weighted average loan-to-value of the portfolio was 55.10%, the weighted average FICO score was 756 and the average duration of the portfolio was 4.5 years. We also offer qualified SFR mortgage loans as a correspondent to a national financial institution.

SFR mortgage real estate loans (which include $7.3 million of home equity loans) increased $7.3 million, or 0.8%, to $888.6 million as of September 30, 2019 as compared to $881.2 million as of December 31, 2018. In addition, loans held for sale decreased $175.2 million or 40.3% to $259.3 million as of September 30, 2019 compared to $434.5 million December 31, 2018. The decrease in loans held for sale is primarily due a planned decrease in production and an increase in selling SFR mortgage loans in the third quarter of 2019.

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

From prior acquisitions including FAIC, we acquired one PCI loan with $167,000 contractual amount due and a fair value of $97,000.  At September 30, 2019, the outstanding balance and carrying amount net of deferred fees of the PCI loan was $162,000.

Analysis of the Allowance for Credit Losses. The following table allocates the allowance for credit losses, or the allowance, by category:

	As of September 30, 2019		As of December 31, 2018
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Loans:
Commercial and industrial	$2,802	1.01	$3,112	1.02
SBA	1,200	1.69	1,027	1.22
Construction and land development	1,342	1.32	1,500	1.32
Commercial real estate (2)	7,739	0.98	6,449	0.85
Single-family residential mortgages	6,059	0.68	5,489	0.62
Other	6	1.12	—	0.00
Unallocated	238	0.00	—	0.00
Allowance for credit losses	$19,386	0.91	$17,577	0.82

(1)	Represents the percentage of the allowance to total loans in the respective category.
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $5.9 million at September 30, 2019.

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

Credit-discount on loans purchased through bank acquisitions. Purchased loans are recorded at market value in two categories, credit discount, and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of September 30, 2019 and December 31, 2018. We have recorded additional reserves of $1.2 million due to the credit discounts on acquired loans being less than the analysis for loan losses on those acquisitions as of September 30, 2019.

	As of September 30,	As of December 31,
(dollars in thousands)	2019	2018
Commercial and industrial	$40	$105
SBA	45	50
Construction and land development	—	—
Commercial real estate	1,964	3,369
Single-family residential mortgages	3,818	4,536
Total credit discount on purchased loans	$5,867	$8,060
Total remaining balance of purchased loans through acquisition	$616,988	$758,853
Credit-discount to remaining balance of purchased loans	0.95%	1.06%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs (recoveries) to average loans were deminimus for the three and nine months ended September 30, 2019 and 2018, respectively.

The allowance for credit losses was $19.4 million at September 30, 2019 compared to $17.6 million at December 31, 2018. The $1.8 million increase was due to a $1.7 million loan loss provision based on two new non-accrual loans and normal loan growth, and a $1,000 net loan recovery.

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

The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Balance, beginning of period	$18,561	$14,657	$17,577	$13,773
Charge-offs:
Commercial and industrial	—	—	32	—
SBA	—	174	—	174
Total charge-offs	—	174	32	174
Recoveries:
SBA	1	—	110	—
Total recoveries	1	—	110	—
Net charge-offs (recoveries)	(1)	174	(78)	174
Provision for credit losses	824	1,695	1,731	2,579
Balance, end of period	$19,386	$16,178	$19,386	$16,178
Total loans at end of period (1) (2)	$2,126,145	$1,381,218	$2,126,145	$1,381,218
Average loans (2)	$2,102,166	$1,327,519	$2,110,076	$1,275,005
Net charge-offs (recoveries) annualized, to average loans	0.00%	0.05%	0.00%	0.02%
Allowance for credit losses to total loans	0.91%	1.17%	0.91%	1.17%
Credit-discount on loans purchased through acquisition	$750	$887	$2,712	$717

(1)	Total loans are net of discounts and deferred fees and cost.
(2)	Excludes loans held for sale.

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

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is carried at estimated fair value less estimated costs to sell.

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

	As of September 30,	As of December 31,
(dollars in thousands)	2019	2018
Troubled debt restructured loans:
SBA	$48	$58
Construction and land development	267	276
Commercial real estate	2,484	2,033
Total troubled debt restructured loans	2,799	2,367
Non-accrual loans:
SBA	5,043	914
Commercial real estate	891	—
Single-family residential mortgages	895	—
Total non-accrual loans	6,829	914
Total non-performing loans	9,628	3,281
Other real estate owned	1,267	1,101
Nonperforming assets	$10,895	$4,382
Nonperforming loans to total loans (excluding HFS loans)	0.45%	0.15%
Nonperforming assets to total assets	0.39%	0.15%

The $6.3 million increase in nonperforming loans at September 30, 2019 was primarily due to the addition of two SFR mortgage loan for $895,000, one CRE loan for $891,000 and one SBA loan for $5.1 million.

Our 30-89 day delinquent loans increased to $4.6 million as of September 30, 2019 from $4.2 million as of December 31, 2018.

We did not recognize any interest income on nonaccrual loans during the periods ended September 30, 2019 and December 31, 2018 while the loans were in nonaccrual status. We recognized interest income on loans modified under troubled debt restructurings of $176,000 and $270,000 during the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

Cash and Cash Equivalents. Cash and cash equivalents increased $35.4 million, or 24.0%, to $183.1 million as of September 30, 2019 as compared to $147.7 million at December 31, 2018. This increase was primarily due to $47.0 million from term Fed Funds investments and keeping additional liquidity.

Goodwill and Other Intangible Assets. Goodwill was $58.4 million at both September 30, 2019 and December 31, 2018. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consist of core deposit intangibles, were $6.4 million and $7.6 million at September 30, 2019 and December 31, 2018, respectively. These assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of eight to ten years.

Liabilities. Total liabilities decreased $177.9 million to $2.4 billion at September 30, 2019 from $2.6 billion at December 31, 2018, primarily due to a $284.5 million decrease in FHLB advances, partially offset by $107.9 million in deposit growth.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis.  We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of September 30, 2019, the Bank considers $1.9 billion or 84.5% of our deposits as core relationships.

As of September 30, 2019, our top ten deposit relationships totaled $330.3 million, of which two are related to directors and shareholders of the Company for a total of $80.1 million or 24.2% of our top ten deposit relationships. As of September 30, 2019, our directors and shareholders with deposits over $250,000 totaled $124.6 million or 8.4% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates for the three months ended September 30, 2019 and year ended December 31, 2018:

	For the Three Months Ended		For the Year Ended
	September 30, 2019		December 31, 2018
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$424,908	0.00	$310,282	0.00
Interest-bearing:
NOW	24,500	0.28	24,591	0.32
Savings	95,725	0.19	46,260	0.38
Money market	339,627	1.17	376,479	1.10
Time, less than $250,000	737,304	2.33	369,416	1.59
Time, $250,000 and over	603,447	2.44	400,046	1.67
Total interest-bearing	1,800,603	2.02	1,216,792	1.39
Total deposits	$2,225,511	1.63	$1,527,074	1.11

The following table sets forth the maturity of time deposits of $250,000 or more and wholesale deposits as of September 30, 2019:

(dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits, $250,000 and over	$120,151	$139,730	$343,204	$13,962	$617,047
Wholesale deposits (1)	2,719	4,595	6,040	4,241	17,595
Time, brokered	65,416	4,000	30,741	2,400	102,557
Total	$188,286	$148,325	$379,985	$20,603	$737,199

(1)	Wholesale deposits are defined as time deposits originated through via internet rate line and/or through other deposit originators.

We acquire wholesale time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits as of September 30, 2019 was $17.6 million and $132.2 million as of December 31, 2018.  The Bank had $102.6 million in brokered deposits at September 30, 2019 and $113.8 million as of December 31, 2018.  The brokered deposits were acquired to support our HFS SFR mortgage loans.

Total deposits increased $107.9 million to $2.3 billion at September 30, 2019 as compared to $2.1 billion at December 31, 2018.  As of September 30, 2019, total deposits were comprised of 19.8% noninterest-bearing demand accounts, 21.9% of interest-bearing non-maturity accounts and 58.3% of time deposits.

Short-Term Borrowings. In addition to deposits, we use short-term borrowings, such as federal funds purchased and FHLB advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets.  We had $35.0 million and $319.5 million in FHLB advances at September 30, 2019 and December 31, 2018, respectively. The decrease in these advances reflected the decrease in loans held for sale.  The following table sets forth information on our short-term FHLB advances during the periods presented:

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2019	2018	2019	2018
Outstanding at period-end	$35,000	$210,000	$35,000	$210,000
Average amount outstanding	13,261	156,739	148,101	74,412
Maximum amount outstanding at any month-end	35,000	210,000	364,500	210,000
Weighted average interest rate:
During period	2.42%	2.01%	2.58%	1.78%
End of period	2.08%	2.33%	2.08%	2.33%

Long-term Debt. Long-term debt consists of fixed-to-floating rate subordinated notes.  In March 2016, the Company issued $50.0 million, 6.5% fixed-to-floating rate subordinated notes due March 31, 2026. The purpose of the subordinated note issuance was to raise capital for the Company. The subordinated notes bear interest at the initial rate of 6.5% per annum from March 31, 2016 until April 1, 2021, payable on September 30 and December 30 of each year. Thereafter, the Company will pay interest on the principal amount of these notes at a variable rate equal to three month LIBOR plus 516 basis points each March 31, June 30, September 30 and December 31.

In November 2018, the Company issued $55.0 million, 6.18% fixed-to-floating rate subordinated notes due December 1, 2028. The Company used the net proceeds from the offering for general corporate purposes, including providing capital to the Bank and maintaining adequate liquidity at the Company.  The subordinated notes bear interest at the initial rate of 6.18% per annum from December 1, 2018 until but excluding December 1, 2023, payable on June 1 and December 1 of each year. Thereafter, the Company will pay interest on the principal amount of this note at a variable rate equal to three month LIBOR plus 315 basis points each March 1, June 1, September 1 and December 1.

Subordinated Debentures. Subordinated debentures consist of subordinated notes.  As of September 30, 2019 and December 31, 2018, the amount outstanding was $9.6 million and $9.5 million, respectively. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt. These subordinated notes consist of the following:

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

The Company holds First American International Statutory Trust I, which has an outstanding balance of $7.2 million ($7.0 million in capital securities and $217,000 in common securities). These trust preferred securities was originally from FAIC in October 2018. The Company determined the fair value as of the valuation date of the First American International Statutory Trust I issuance was $6.0 million, with a discount of $1.2 million.  The debentures bear interest equal to three month LIBOR plus 2.25%, payable each March 15, June 15, September 15 and December 15. The maturity is December 15, 2034.

In July 2017, British banking regulators announced plans to eliminate the LIBOR rate by the end of 2021, before these subordinated notes and debentures mature.  For these subordinated debentures, there are provisions for amendments to establish a new interest rate benchmark.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available for sale investment securities.

Shareholders’ equity increased $24.2 million, or 6.47%, to $398.8 million during the nine-month period ending September 30, 2019 due to $28.5 million of net income, $2.7 million from the exercise of stock options, $543,000 from stock-based compensation, and a $1.7 million increase in net accumulated other comprehensive income, which was partially offset by $6.0 million of common dividends declared and by a $3.2 million common stock buyback.  The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on AFS securities.

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

As of September 30, 2019 and December 31, 2018, we had $47.0 million and $47.0 million of unsecured federal funds lines, respectively, with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window were $15.3 million at September 30, 2019 and $14.0 million at December 31, 2018, respectively. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $28.6 million and $25.8 million as of September 30, 2019 and December 31, 2018, respectively. We did not have any borrowings outstanding with the Federal Reserve at September 30, 2019 and December 31, 2018, and our borrowing capacity is limited only by eligible collateral.

At September 30, 2019, we had $35.0 million in FHLB advances outstanding, and $319.5 million at December 31, 2018.  Based on the values of loans pledged as collateral, we had $640.9 million and $119.9 million of additional borrowing capacity with the FHLB as of September 30, 2019 and December 31, 2018, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of September 30, 2019 and December 31, 2018. We and the Bank exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at September 30, 2019	Ratio at December 31, 2018	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	12.74%	11.80%	N/A	N/A	N/A
Bank	14.98%	13.66%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	16.95%	15.28%	N/A	N/A	N/A
Bank	20.53%	18.17%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	17.44%	15.74%	N/A	N/A	N/A
Bank	20.53%	18.17%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	23.71%	21.71%	N/A	N/A	N/A
Bank	21.54%	19.07%	8.00%	10.50%	10.00%

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

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at September 30, 2019:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$940,106	$—	$—	$—	$940,106
Time deposits	1,249,837	60,108	1,872	—	1,311,817
FHLB advances and other borrowings	35,000	—	—	—	35,000
Long-term debt	—	—	—	103,964	103,964
Subordinated debentures	—	—	—	9,632	9,632
Leases	5,630	8,760	5,776	8,963	29,129
Total contractual obligations	$2,230,573	$68,868	$7,648.00	$122,559	$2,429,648

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

(dollars in thousands)	September 30, 2019	December 31, 2018
Tangible common equity:
Total shareholders' equity	$398,841	$374,621
Adjustments
Goodwill	(58,383)	(58,383)
Core deposit intangible	(6,444)	(7,601)
Tangible common equity	$334,014	$308,637
Tangible assets:
Total assets-GAAP	$2,820,302	$2,974,002
Adjustments
Goodwill	(58,383)	(58,383)
Core deposit intangible	(6,444)	(7,601)
Tangible assets:	$2,755,475	$2,908,018
Common shares outstanding	20,030,866	20,000,022
Tangible common equity to tangible assets ratio	12.12%	10.61%
Tangible book value per share	$16.67	$15.43

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net income available to common shareholders	$8,012	$8,331	$28,534	$26,614
Average shareholder's equity	397,722	291,392	390,576	281,353
Adjustments:
Goodwill	(58,383)	(29,940)	(58,383)	(29,940)
Core deposit intangible	(6,675)	(1,250)	(7,065)	(1,317)
Adjusted average tangible common equity	$332,664	$260,202	$325,128	$250,096
Return on average tangible common equity	9.56%	12.70%	11.73%	14.23%

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

	As of	As of
(dollars in thousands)	September 30, 2019	December 31, 2018
Adjusted core deposit to total deposit ratio:
Core deposits (1)	$1,641,127	$1,670,572
Adjustments to core deposits
CD > $250,000 considered core deposits (2)	462,331	468,773
Less brokered deposits considered non-core	(102,557)	(113,832)
Less internet deposits < $250,000 considered non-core (3)	(17,595)	(18,286)
Less other deposits not considered core (4)	(80,486)	(52,002)
Adjusted core deposits	1,902,820	1,955,225
Total deposits	$2,251,923	$2,144,041
Adjusted core deposits to total deposits ratio	84.50%	91.19%

(1)	Core deposits comprise all demand and savings deposits of any amount plus time deposits less than $250,000.
(2)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.
(3)	Comprised of internet and outside deposit originator time deposits less than $250,000, which are not considered to be core deposits.
(4)

Comprised of demand and savings deposits in relationships over $250,000, which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.

Net Non-Core Funding Dependency Ratio. Management measures net non-core funding dependency ratio by using the data provided under “Core Deposits to Total Deposits Ratio” above to make adjustments to the traditional definition of net non-core funding dependency ratio. The traditional net non-core funding dependency ratio measures non-core funding sources less short-term assets divided by total earning assets. The ratio indicates the dependency of the Company on non-core funding. As of September 30, 2019, short-term borrowings consist of FHLB open advances that reprice daily without a fixed maturity date.  The following table reconciles the adjusted net non-core dependency ratio.

	As of	As of
(dollars in thousands)	September 30, 2019	December 31, 2018
Non-core deposits (1)	$610,796	$473,469
Adjustment to Non-core deposits:
CD > $250,000 considered core deposits (2)	(462,331)	(468,773)
Brokered deposits	102,557	113,832
Internet deposits considered non-core (3)	17,595	18,286
Other deposits not considered core (4)	80,486	52,002
Adjusted non-core deposits	349,103	188,816
Short term borrowings outstanding	35,000	319,500
Adjusted non-core liabilities (A)	384,103	508,316
Short term assets (5)	154,618	148,285
Adjustment to short term assets:
Purchased receivables with maturities less than 90-days	—	—
Adjusted short term assets (B)	154,618	148,285
Net non-core funding (A-B)	$229,485	$360,031
Total earning assets	$2,649,291	$2,808,803
Adjusted net non-core funding dependency ratio	8.66%	12.82%

(1)	Non-core deposits are time deposits greater than $250,000.
(2)	Time deposits to core customers over $250,000.
(3)	Internet and outside deposit originator time deposits less than $250,000.
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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2019
Dollar change	$7,419	$5,091	$5,397	$11,033
Percent change	8.24%	5.66%	6.00%	12.26%
December 31, 2018:
Dollar change	$9,392	$3,706	$508	$806
Percent change	9.56%	3.77%	0.52%	0.82%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

We are within board policy limits for the +/-100 and -200 basis point scenarios. The NII at Risk reported at September 30, 2019, projects that our earnings are expected to be materially sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets increased resulting in a position shift from slightly asset sensitive to interest rate neutral.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2019
Dollar change	$(93,261)	$(60,977)	$(1,917)	$(4,893)
Percent change	-23.56%	-15.41%	-0.48%	-1.24%
December 31, 2018:
Dollar change	$(117,375)	$(57,011)	$(1,852)	$(6,558)
Percent change	-28.33%	-13.76%	-0.45%	-1.58%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate +/-100 and  +/-200 basis point parallel shifts in market interest rates.

We are slightly over board policy limits for the -100 and -200 basis point scenarios. The EVE reported at September 30, 2019 projects that as interest rates increase immediately, the economic value of equity position will be expected to decrease slightly. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

There have been no material changes to the risk factors as previously disclosed in Item 1A to Part I of our consolidated audited financial statements included in our 2018 Annual Report in Form 10-K, as filed with the SEC on March, 27, 2019, which is supplemented by the additional risk factor below. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2 for “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

On June 24, 2019, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 1.0 million shares of our common stock.  For the first nine months ended September 30, 2019, we have  repurchased shares of common stock, as set forth in the table below.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan
July 1, 2019 -- July 31, 2019	5,000	$20.10	5,000
August 1, 2019 -- August 31, 2019	144,197	$18.57	149,197
September 1, 2019 -- September 30, 2019	20,588	$20.04	169,785
Total	169,785

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No	Description of Exhibits

2.1	Agreement and Plan of Merger By and Among RBB Bancorp, Royal Business Bank, PGH Holdings, Inc. and Pacific Global Bank, effective as of September 5, 2019

3.1	Articles of Incorporation of RBB Bancorp (1)

3.2 3.3	Bylaws of RBB Bancorp (2) Amendment to Bylaws of RBB Bancorp (4)

4.1	Specimen Common Stock Certificate of RBB Bancorp (3)

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

31.1 31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: November 12, 2019	/s/ David Morris
David Morris Duly Authorized Officer, Executive Vice President and Chief Financial Officer