Form 10-K
period 2019-12-31
RBB Bancorp
filed 2020-03-17
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was  $328,999,122.

The number of shares of Registrant’s Common Stock outstanding as of March 12, 2020, was 19,960,421.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 13, 2020, are incorporated by reference into Part III of this Report.

i

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, the term “Bancorp” refers to RBB Bancorp and the term “Bank” refers to Royal Business Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall,” “should,” “will,” “predicts,” “potential,” “continue,” “possible,” “optimistic,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

•	U.S. and international business and economic conditions;
•	possible additional provisions for loan losses and charge-offs;
•	credit risks of lending activities and deterioration in asset or credit quality;
•	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
•	increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
•	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
•	potential goodwill impairment;
•	liquidity risk;
•	fluctuations in interest rates;
•	uncertainty relating to the London Interbank Offering Rate (“LIBOR”) calculation process and potential phasing out of LIBOR after 2021;
•	risks associated with acquisitions and the expansion of our business into new markets;
•	inflation and deflation;
•	real estate market conditions and the value of real estate collateral;
•	environmental liabilities;
•	our ability to compete with larger competitors;
•	our ability to retain key personnel;
•	successful management of reputational risk;
•	severe weather, natural disasters, acts of war or terrorism, public health issues (including novel coronavirus, or COVID-19), or other adverse external events could harm our business;
•	general economic or business conditions in Asia, and other regions where the Bank has operations;
•	failures, interruptions, or security breaches of our information systems;

•	our ability to adapt our systems to the expanding use of technology in banking;
•	risk management processes and strategies;
•	adverse results in legal proceedings;
•	the impact of regulatory enforcement actions, if any;
•	certain provisions in our charter and bylaws that may affect acquisition of the Company;
•	changes in tax laws and regulations;
•

the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters, including Accounting Standards Update (“ASU” or “Update”) 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss (“CECL”) model, which will change how we estimate credit losses and may increase the required level of our allowance for credit losses after adoption on January 1, 2023

•	market disruption and volatility;
•	fluctuations in the Bancorp’s stock price;
•	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
•	issuances of preferred stock;
•	our ability to raise additional capital, if needed, and the potential resulting dilution of interests of holders of our common stock; and
•	the soundness of other financial institutions.

These and other factors are further described in this Annual Report on Form 10-K (at Item 1A in particular), the Company’s other reports filed with the SEC and other filings the Company makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

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

The Bank initially offered lending products that included traditional commercial real estate (“CRE”) loans, secured commercial and industrial (“C&I”) loans, and trade finance services for companies doing business in China, Taiwan and other Asian countries. In 2014, we began originating a significant amount of non-conforming single family residential (“SFR”) mortgage loans, a portion of which we accumulate and sell to other banks. Since 2010, we have also originated Small Business Administration (“SBA”) loans, with the intent to accumulate and periodically sell the guaranteed portion of such loans.

After forming the Bank and retaining a strong executive management team, we established the Bancorp, a California corporation, as our holding company in January 2011. We began to review potential acquisition candidates and, in July 2011, we acquired Las Vegas, Nevada-based First Asian Bank (“FAB”) in an all cash transaction. In September 2011, we acquired Oxnard, California-based Ventura County Business Bank (“VCBB”) in an all cash transaction. After closing both transactions, our total assets and total deposits increased by an aggregate of $94.2 million and $91.6 million, respectively. In order to further improve our capital and liquidity to further enhance our ability to consummate acquisitions, we conducted a private placement offering of our common stock in 2012, raising over $54 million from investors, many of whom were original shareholders of the Bank.

In May 2013, we acquired Los Angeles National Bank (“LANB”) in an all cash transaction, which added $190.7 million in total assets and $162.0 million in total deposits. In February 2016, we acquired TFC Holding Company (“TFC”) and its wholly-owned subsidiary, TomatoBank, which added $469.9 million in total assets and $405.3 million in total deposits.

In March 2016, we further supplemented our capital by issuing $50.0 million of subordinated notes, which we refer to as long-term debt in our consolidated financial statements, and in July 2017, we completed an initial public offering of our common stock, raising $86 million in gross proceeds.

In October 2018, we acquired First American International Corp. (“FAIC”) and its wholly-owned subsidiary First American International Bank (“FAIB”), located in the New York City metropolitan area.  This transaction involved the issuance by the Company of 3,011,762 shares of common stock (which was valued as of the date of the closing of the acquisition at $69.6 million) and $34.8 million of cash, and which added $850.3 million in total assets, $715.6 million in loans, and $629.7 million in total deposits. In November 2018, we further supplemented our capital by issuing $55.0 million of subordinated notes, which we refer to as long-term debt in our consolidated financial statements.

On January 10, 2020, we acquired PGB Holdings Inc. and its wholly-owned subsidiary, Pacific Global Bank (“PGB”) in an all cash transaction for $32.9 million.  At the time of the acquisition, PGB had approximately $217.6 million in total assets, $192.3 million in total deposits, and three branches in Chicago, Illinois.

We intend to continue to pursue growth opportunities, both organically as well as through acquisitions that meet our criteria. We will target acquisitions that we believe will be beneficial to our long-term growth strategy for loans and deposits and immediately accretive to earnings.

We operate as a minority depository institution, which is defined by the Federal Deposit Insurance Corporation (“FDIC”) as a federally insured depository institution where 51% or more of the voting stock is owned by minority individuals. A minority depository institution is eligible to receive from the FDIC and other federal regulatory agencies training, technical assistance and review, and assistance regarding the implementation of proposed new deposit taking and lending programs, as well as with respect to the adoption of applicable policies and procedures governing such programs. We intend to maintain our minority depository institution designation, as it is expected that at least 51% of our issued and outstanding shares of capital shall remain owned by minority individuals. The minority depository institution designation has been historically beneficial to us, as the FDIC has reviewed and assisted with the implementation of our deposit and lending programs, and we continue to use the program for technical assistance.

In addition, in 2016, we became a community development financial institution (“CDFI”) which is a financial institution that has a primary mission of community development, serves a target market, is a financing entity, provides development services, remains accountable to its community, and is a non-governmental entity. CDFIs are certified by the CDFI Fund at the U.S. Department of the Treasury, (“Treasury”) which provide funds to CDFIs through a variety of programs. The Bank has received grants totaling $1.1 million from the CDFI Fund ($479,000 in 2019, $233,000 in 2018 and $415,000 in prior years). We have established a CDFI advisory board to assist the Bank in finding organizations that provide services to low-to-moderate income people. In our commitment to this designation, the Bank has a policy that requires all directors and management above the level of vice president to contribute at least 24 hours of community service annually to a qualified organization.

The Bank currently operates 25 branches across two separate regions: the Western region with branches in Los Angeles County, California; Orange County, California; Ventura County, California; Clark County, Nevada; and our Eastern region with branches in Manhattan, Brooklyn and Queens New York. We currently have ten branches in Los Angeles County, located in downtown Los Angeles, San Gabriel, Torrance, Rowland Heights, Monterey Park, Silver Lake, Arcadia, Cerritos, Diamond Bar, and west Los Angeles; we have one branch in Orange County, located in Irvine. We have two branches in Ventura County, located in Oxnard and Westlake Village, and one branch in Las Vegas, Nevada.  We have two branches located in Manhattan, New York, two branches in Brooklyn, New York, and four in Queens, New York.  We refer to the Bank’s branches in New York as either the Eastern region or the New York region and we refer to the Bank’s branches in California and Nevada as either the Western region or the Los Angeles region. PGB had three branches in the Chinatown area of Chicago which we now operate and are included in the 25 branch count above. We also planning to open a denovo branch in Edison, New Jersey in mid-2020.

As of December 31, 2019, the Company had total consolidated assets of $2.8 billion, total consolidated held for investment loans of $2.2 billion, total consolidated deposits of $2.2 billion and total consolidated shareholders’ equity of $407.7 million.  Our common stock is traded on the NASDAQ Global Select Market under the symbol “RBB”.

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
o

are located in southern California, the San Francisco Bay area, the Chicago metropolitan area, the New York metropolitan area (including northern New Jersey), or Nevada, with possible future geographic expansion currently focused on Hawaii, Seattle, Philadelphia and Houston;

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

We operate one branch in the Las Vegas-Paradise, Nevada MSA. This MSA is located in the southern part of the state of Nevada, and includes the cities of Las Vegas, Henderson, North Las Vegas, and Boulder City. A central part of the MSA is the Las Vegas Valley, a 600 square mile basin that includes the MSA’s largest city, Las Vegas. With a 2016 gross domestic product of approximately $118 billion, this MSA contains the largest concentration of people in the state (approximately 2.2 million), and is a significant tourist destination, drawing over 43 million international and domestic visitors in 2016. According to the U.S. Census Bureau, Asian Americans account for 10.1% of the over 2.1 million residents in Clark County as of July 1, 2016.

We operate eight branches in the New York City metropolitan MSA. This MSA is located in the south-eastern part of the state of New York, and includes the boroughs of Manhattan, Queens and Brooklyn. A central part of the MSA is the borough of Manhattan. With a 2016 gross domestic product of approximately $1.7 billion, this MSA contains the largest concentration of people in the state, and is a significant business and tourist destination. According to the 2010 U.S. Census Bureau, Asian Americans account for 9% of the over 23.7 million residents in metropolitan New York City.

We recently signed a lease to open a branch in Edison, New Jersey and have made all regulatory applications.  We expect the Edison branch to open in mid-2020.

As a result of the PGB acquisition, we operate three branches in the Chinatown area of Chicago in the metropolitan area of Chicago-Naperville-Arlington Heights, IL MSA.  According to the U.S. Census Bureau, as of July 1, 2016,  Asians account for 90% of Chicago’s Chinatown population, and the Asian population is 6.4% of the over 9.7 million residents in the Chicago metropolitan area.

Our Competition

We view the Chinese-American banking market, including the Company, as comprised of 34 banks divided into three segments: publicly-traded banks (4 banks), locally-owned banks (26 banks), and banks that are subsidiaries of Taiwanese or Chinese banks (4 banks). Fifteen of the locally-owned banks are based in California. We are currently the sixth-largest bank among this group of 34 banks.

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

Our loan portfolio currently consists of four loan types: CRE, C&I, SFR and SBA, with diversified product offerings within each type. The charts below shows our loan portfolio composition as of December 31, 2019, separately by type of collateral support and relevant business line. As described below, the type of collateral supporting a loan is not necessarily indicative of the business line from which the loan was generated.

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

We have four principal lending areas:

Commercial and Industrial Loans. We have significant expertise in small to middle market commercial and industrial lending. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our clients due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our clients, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio since December 31, 2010, while maintaining strong asset quality. As of December 31, 2019, we had outstanding commercial and industrial loans of $274.6 million, or 12.5% of our total loan portfolio. We had no non-performing commercial and industrial loans as of December 31, 2019 and 2018.

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

The total commercial real estate portfolio was $793.3 million at December 31, 2019 of which $133.4 million was secured by owner occupied properties. The multi-family residential loan portfolio totaled $234.2 million as of December 31, 2019. The single-family residential loan portfolio originated for a business purpose totaled $19.2 million as of December 31, 2019. Our non-performing commercial real estate loans as of December 31, 2019 were $2.2 million.

Construction and land development loans. Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. As of December 31, 2019, our real estate construction loan portfolio was divided among the foregoing categories: $60.7 million, or 63.3%, of residential construction; $29.9 million, or 31.1%, of commercial construction; and $5.4 million, or 5.6%, of land acquisition and development.

SBA Loans. We are designated a Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We originate all loans to hold for investment and move loans to available for sale as management decides which loans to sell. We generally sell the guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel and service businesses for working capital needs or business expansions. SBA loans can have any maturity up to 25 years. Typically, non-real estate secure loans mature in less than 10 years. Collateral may also include inventory, accounts receivable and equipment, and includes personal guarantees. Our unguaranteed loans collateralized by real estate are monitored by collateral type and included in our CRE Concentration Guidance as previously discussed. From time to time, we will also originate SBA 504 loans.

We originate SBA loans through our branch staff, loan officers and through SBA brokers. During 2019, $10.7 million or 38.5% of SBA loan originations were produced by branch staff and loan officers. The remaining $17.1 million was referred to us through SBA brokers.

As of December 31, 2019 our SBA portfolio totaled $75.0 million of which $14.5 million is guaranteed by the SBA and $60.5 million is unguaranteed, of which $57.6 million is secured by real estate and $2.9 million is unsecured or secured by business assets.  We monitor the unguaranteed portfolio by type of real estate collateral.  As of December 31, 2019, $29.2 million or 48.3% is secured by hotel/motels; $8.9 million or 14.7% by gas stations; and $22.4 million or 37.0% in other real estate types. We further analyze the unguaranteed portfolio by location.  As of December 31, 2019, $22.8 million or 37.6% is located in California; $4.9 million or 8.0% is located in Nevada; $6.6 million or 10.9% is located in Texas; $9.6 million or 15.8% is located in Washington; $3.2 million or 5.2% is located in New York; and $13.5 million or 22.5% is located in other states. Our non-performing SBA loans as of December 31, 2019 amounted to $9.4 million of which $7.1 million are guaranteed by the SBA.

SFR Loans. We originate mainly non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. Our loan product is a five- and seven-year hybrid adjustable mortgage with a current start rate of 4.375% plus 0%-1% in points, which re-prices after five or seven years to the one-year CMT plus 2.50%. We also offer qualified mortgage program as a correspondent to major banking financial institutions. As of December 31, 2019, we had $957.3 million of SFR mortgage loans, representing 43.6% of our total loan portfolio, excluding available for sale SFR loans. We had three non-performing single-family residential real estate loans as of December 31, 2019 totaling $1.3 million.

We originate these non-qualified single-family residential mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationship with us. During 2019, we originated $309.6 million of such loans through our retail channel, and $73.3 million through our correspondent and wholesale channel.

We sell many of these non-qualified single-family residential mortgage loans to other Asian-American banks, FNMA and other investors. We currently engage in loan sales to eight banks and private investors, and are working to expand our network of entities who will acquire our SFR loan product.  Loans held for sale consist primarily of first trust deed mortgages on single-family residential properties located in California.  Single-family residential mortgage loans held for sale are generally sold with the servicing rights retained.

In our Eastern region, we originate 15-year and 30-year conforming mortgages which are sold directly to FNMA.  During 2019, we originated $40.3 million of these loans.

Consumer Loans.  During 2018, we started an automobile lending unit to support the Chinese-American immigrant community.  We do not expect material volumes of business in this area as it is an accommodation to our customers.  As of December 31, 2019, such loans amounted to $761,000.

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

As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2019, 86.5% or $1.9 billion of our relationships are considered core relationships.

Many of our management team members, including in many cases branch managers, have worked together for up to 30 years, and our deposits relationships have been cultivated over that time period. Many of our depositors have relationships with executive officers and our board of directors. Our ability to gather deposits, particularly core deposits, is an important aspect of our business franchise and we believe core deposits are a significant driver of franchise value as a cost efficient and stable source of funding to support our growth. As of December 31, 2019, we had $2.2 billion of total deposits, with a total interest-bearing deposit cost of 1.93% for the year 2019.

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

With the acquisition of FAIC, we acquired four inactive subsidiaries:  FAIC Insurance Services (a New York corporation formed in 2006, and P4G8, LLC, FAIB Reacquisitions I, LLC and FAIB REO Acquisition II, LLC, each of which are New York limited liability companies.  FAIC Insurance Services was dissolved in January 2020, and the other three subsidiaries were dissolved in 2019.

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

Employees

As of December 31, 2019, we had approximately 355 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Available Information

We invite you to visit our website at www.royalbusinessbankusa.com, to access free of charge the Bancorp's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The content of our website is not incorporated into and is not part of this Annual Report on Form 10-K. In addition, you can write to us to obtain a free copy of any of those reports at RBB Bancorp, 1055 Wilshire Blvd. Suite 1200, Los Angeles, California 90017, Attn: Investor Relations. These reports are also available through the SEC’s Public Reference Room, located at 100 F Street NE, Washington, DC 20549 and online at the SEC’s website, available at http://www.sec.gov. Investors can obtain information about the operation of the SEC’s Public Reference Room by calling 800-SEC-0330.  Bancorp’s Code of Ethics and other corporate governance documents are located on its website at www.royalbusinessbankusa.com.

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under U.S. federal and state law. As a result, the growth and earnings performance of the Company and its subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the California Department of Business Oversight (“DBO”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the FDIC, and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development (“HUD”), and agencies such as FNMA and the Federal Home Loan Mortgage Corporation (“FHLMC”), have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiaries, including the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

•

Compliance with the Bank Secrecy Act, the USA Patriot Act, and other anti-money laundering laws (“AML”), and the regulations of the Treasury’s Office of Foreign Assets Control (“OFAC”). (See “The Bank – Anti-Money Laundering and OFAC Regulation below.)

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

•

Compliance with provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and other federal and state laws dealing with privacy for nonpublic personal information of customers, including but not limited to the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect January 1, 2020. The federal bank regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to an unaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

The Bank operates branches and/or loan production offices in California, Illinois, Nevada and New York. While the DBO remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those jurisdictions are subject to local laws, including consumer protection laws.

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

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under the final rules, for those card-issuing banks with $10 million or more in total assets, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions.  We are not subject to this limitation because we have less than $10 billion in total assets.  The Federal Reserve also adopted a rule to allow a debit card issuer to recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

Financial Regulatory Reform

The Dodd-Frank Act, which was enacted in July 2010, significantly restructured the financial regulatory landscape in the United States, including the creation of a new systemic risk oversight body, the Financial Stability Oversight Council (the “FSOC”). The FSOC oversees and coordinates the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, SEC, the Commodity Futures Trading Commission and the FDIC) in establishing regulations to address financial stability concerns. The Dodd-Frank Act and the FRB’s implementing regulations impose increasingly stringent regulatory requirements on financial institutions as their size and scope of activities increases.

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was enacted. While the EGRRCPA reduced the impact of the Dodd-Frank Act on bank holding companies of our size, the Dodd-Frank Act nonetheless subjected us to additional significant regulatory requirements.

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

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework, among other things, (i) introduced as a new capital measure “Common Equity Tier 1” (“CET1”) (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most  adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expanded the scope of the adjustments, as compared to existing regulations. Beginning January 1, 2016, financial institutions were required to maintain a minimum capital conservation buffer to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The minimum capital conservation buffer was phased in over a four year transition period with minimum buffers of 0.625%, 1.25%, 1.875%, and 2.50% during 2016, 2017, 2018 and 2019, respectively.

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

The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories exceed 15% of CET1. Basel III also includes, as part of the definition of

CET1 capital, a requirement that banking institutions include the amount of Additional Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses on available for sale securities, which are not required to be treated as other-than-temporary impairment, net of tax, in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do so in their first regulatory report following January 1, 2015. As permitted by Basel III, Bancorp and the Bank elected to exclude AOCI from CET1.

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

We had outstanding subordinated debentures in the aggregate principal amount of $113.7 million. Of this amount, $9.7 million is attributable to subordinated debentures issued to statutory trusts in connection with prior issuances of trust-preferred securities, which qualifies as Tier 1 capital, and $104.0 million is attributable to outstanding subordinated notes, which qualifies as Tier 2 capital.

Basel III changed the manner of calculating risk-weighted assets. New methodologies for determining risk-weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components. In particular, loans categorized as “high-volatility commercial real estate” loans, as defined as pursuant to applicable federal regulations, are required to be assigned a 150% risk weighting, and require additional capital support.

The Federal Reserve’s Small Bank Holding Company Policy Statement (the "Policy Statement") applies to bank holding companies ("BHCs") with pro forma consolidated assets of less than $3 billion. The Policy Statement was designed to permit the creation of small BHCs and to allow for their expansion by allowing them to have debt levels in excess of what is otherwise allowed for larger BHCs.  Under the Policy Statement, a BHC is exempt from the Federal Reserve's risk-based capital and leverage rules (Appendixes A and D of Regulation Y); and may use debt to finance up to 75% of the purchase price of an acquisition allowing (in theory) a BHC to have a debt-to-equity ratio of up to 3:1.  The Policy Statement also applies to expedited processing by the Federal Reserve of applications filed by a qualifying BHC and the payment of dividends and the completion of stock redemptions by a qualifying BHC.

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

Basel III became applicable to Bancorp and the Bank on January 1, 2015.  However, as a result of the EGRRCPA, Bancorp is no longer subject to the more stringent Basel III minimum capital requirements until Bancorp’s total consolidated assets equal or exceed $3 billion.  As of December 31, 2019, Bancorp had total consolidated assets of $2.8 billion. Overall, the Company believes that implementation of the Basel III Rule has not had and will not have a material adverse effect on Bancorp’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

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

In 2018, the federal bank regulatory agencies issued a variety of proposals and made statements concerning regulatory capital standards. These proposals touched on such areas as commercial real estate exposure, credit loss allowances under generally accepted accounting principles, capital requirements for covered swap entities, among others.  In July 2019, the federal bank regulators adopted a final rule that simplifies the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as Bancorp and the Bank, that are not subject to the advanced approaches requirements. We will be assessing the impact on us of these new regulations and supervisory approaches as they are proposed and implemented.

As of December 31, 2019, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis.

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

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2019, we met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.

The Company

General. Bancorp, as the sole shareholder of the Bank, is a financial holding company under federal law and regulation. As a financial holding company, Bancorp is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”). In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, Bancorp is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Bancorp might not otherwise do so. Under the BHCA, Bancorp is subject to periodic examination by the Federal Reserve. Bancorp is required to file with the Federal Reserve periodic reports of Bancorp’s operations and such additional information regarding Bancorp and its subsidiaries as the Federal Reserve may require.

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

The BHCA generally prohibits Bancorp from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto”. This authority would permit Bancorp to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.  Bancorp has elected to be a financial holding company.

In order to maintain Bancorp’s status as a financial holding company, Bancorp and the Bank must be well-capitalized, well-managed, and have a least a satisfactory CRA rating.  If the Federal Reserve subsequently determines that Bancorp, as a financial holding company, is not well-capitalized or well-managed, Bancorp would have a period of time during which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on Bancorp it believes to be appropriate. Furthermore, if the Federal Reserve subsequently determines that the Bank, as a financial holding company subsidiary, has not received a satisfactory CRA rating, Bancorp would not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Dividend Payments. Bancorp’s ability to pay dividends to its shareholders may be affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As a California corporation, Bancorp is subject to the limitations of California law, which allows a corporation to distribute cash or property to shareholders, including a dividend or repurchase or redemption of shares, if the corporation meets either a retained earnings test or a “balance sheet” test. Under the retained earnings test, Bancorp may make a distribution from retained earnings to the extent that its retained earnings exceed the sum of (a) the amount of the distribution plus (b) the amount, if any, of dividends in arrears on shares with preferential dividend rights. Bancorp may also make a distribution if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. Indebtedness is not considered a liability if the terms of such indebtedness provide that payment of principal and interest thereon are to be made only if, and to the extent that, a distribution to shareholders could be made under the balance sheet test. A California corporation may specify in its articles of incorporation that distributions under the retained earnings test or balance sheet test can be made without regard to the preferential rights amount. Bancorp’s articles of incorporation do not address distributions under either the retained earnings test or the balance sheet test.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) Bancorp’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with Bancorp’s capital needs and overall current and prospective financial condition; or (iii) Bancorp will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

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

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DBO to fund its operations. The amount of the assessment paid by a California bank to the DBO is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DBO. During the year ended December 31, 2019, the Bank paid supervisory assessments to the DBO totaling $166,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “Regulatory Capital Requirements” above.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DBO or the Bank’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DBO, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DBO and the Bank’s shareholders in connection with a reduction of its contributed capital. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2019.

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

Loans to One Borrower. Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2019, the Bank’s limit on aggregate secured loans-to-one-borrower was $122.0 million and unsecured loans-to-one borrower was $73.2 million.

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

The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the Dodd-Frank Act amended the BHCA to require the federal regulatory agencies to adopt rules that prohibit banking entities and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule”. On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit financial institutions to retain interests in collateralized debt obligations backed primarily by trust preferred securities (““TruPS CDOs”), from the investment prohibitions contained in the final rule. Under the interim final rule, the regulatory agencies permitted the retention of an interest in or sponsorship of covered funds by banking entities if the following qualifications were met: (i) the TruPS CDO was established, and the interest was issued, before May 19, 2010; (ii) the banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and (iii) the banking entity’s interest in the TruPS CDO was acquired on or before December 10, 2013.

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

Operations, Consumer and Privacy Compliance Laws

The Bank must comply with numerous federal and state anti-money laundering and consumer protection statutes and implementing regulations, including the USA Patriot Act, the Bank Secrecy Act, the Foreign Account Tax Compliance Act, the CRA, the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the Fair Housing Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act, the California Homeowner Bill of Rights and various federal and state privacy protection laws, including but not limited to the CCPA. The Bank and Bancorp are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising, and unfair competition. Some of these laws are further discussed below:

The Equal Credit Opportunity Act (“ECOA”) generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age, receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act (“TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act (“FH Act”) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act (“HMDA”) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

Finally, the Real Estate Settlement Procedures Act (“RESPA”) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Penalties under the above laws may include fines, reimbursements and other civil money penalties.

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

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the board of directors of the individual FHLB. Each member of the FHLB of San Francisco is required to own stock in an amount equal to the greater of (i) a membership stock requirement, or (ii) an activity based stock requirement (based on a percentage of outstanding advances). There can be no assurance that the FHLB will pay dividends at the same rate it has paid in the past, or that it will pay any dividends in the future.

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

Federal and State Taxation

Bancorp and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions. The Company has not been audited by the Internal Revenue Service. For 2019 and 2018, the Company was subject to a maximum federal income tax rate of 21.00% and California state income tax rate of 8.84%. For its 2017, the Company was subject to a maximum federal income tax rate of 35.00% and California state income tax rate of 8.84%.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act included a number of provisions that impacted us, including the following:

•

Tax Rate. The Tax Act replaced the graduated corporate income tax rates applicable under prior law, which imposed a maximum corporate income tax rate of 35%, with a reduced 21% flat corporate income tax rate. Although the reduced corporate income tax rate generally was favorable to us, resulting in increased earnings and capital, it decreased the value of our existing deferred tax assets. Accounting principles generally accepted in the United States requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, the total incremental income tax expense recorded by Bancorp related to the Tax Act was $2.4 million in 2017.

•

Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminated certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation (for example, equity grants and cash bonuses paid only on the attainment of performance goals). As a result, our ability to deduct certain compensation paid to our most highly compensated employees is now limited.

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

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly in the states of California, Illinois and New York, and the Los Angeles, New York City, Chicago and Las Vegas, Nevada metropolitan areas. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the products and services we offer. In recent years there has been a gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher equities markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements, as the current U.S. administration has with China, the European Union and the United Kingdom.  The administration has also withdrawn the United States from the United Nations Immigration Agreement, and the United States Supreme Court has now upheld the administration’s bill to restrict travel from six mostly Muslim countries.  Congress enacted comprehensive tax reform that includes a substantial reduction of the U.S. corporate income tax rate to 21%, elimination of the alternative minimum tax, increased the standard deduction, increased the deduction for pass through income, and reduced the amount of the mortgage interest and state and local tax deductions.  The impact such actions and other policies of President Trump’s administration may have on economic and market conditions is uncertain. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China and Taiwan, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, lower home sales and commercial activity, and fluctuations in the commercial Federal Housing Administration financing sector. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

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

At December 31, 2019, approximately 83% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2019, we had $1.2 billion of commercial loans, consisting of $793.3 million of CRE loans and $274.6 million of C&I loans for which real estate is not the primary source of collateral, $96.0 million of C&D loans. Commercial loans represented 53.0% of our total loan portfolio at December 31, 2019. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

We have a concentration in commercial real estate which could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued the CRE Concentration Guidance on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner occupied commercial real estate are not included for purposes of CRE Concentration calculation. We believe that the CRE Concentration Guidance is applicable to us. As of December 31, 2019, our CRE loans represented 166% of our total risk-based capital, as compared to 238.4% and 164.6% as of December 31, 2018 and 2017, respectively. We actively work to manage our CRE concentration and we have discussed the CRE Concentration Guidance with the FDIC and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. Nevertheless, the FDIC could become concerned about our CRE loan concentrations, and they could limit our ability to grow by restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

Our SFR loan product consists primarily of non-qualified SFR mortgage loans which may be considered less liquid and more risky.

As of December 31, 2019, our SFR mortgage loan portfolio amounted to $957.3 million or 43.6% of our held for investment loan portfolio. As of such date, 79.2% of our SFR mortgage loans consisted of non-qualified mortgage loans, which are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. We offer two SFR mortgage products, a low loan-to-value, alternative document hybrid non-qualified SFR mortgage loan, or non-qualified SFR mortgage loan, and a qualified SFR mortgage loan. We originated $181.1 million for the year ended December 31, 2019 and $725.2 million for the year ended December 31, 2018 of non-qualified SFR mortgage loans. We originated qualified SFR mortgage loans of $40.3 million for the year ended December 31, 2019 of and we originated $12.5 million for the year ended December 31, 2018. As of December 31, 2019, our non-qualified SFR mortgage loans had an average loan-to-value of 57.3% and an average FICO score of 760.  As of December 31, 2019, 6.3% of our total SFR mortgage loan portfolio was originated to foreign nationals. The non-qualified single-family residential mortgage loans that we originate are designed to assist Asian-Americans who have recently immigrated to the United States and as such are willing to provide higher down payment amounts and pay higher interest rates and fees in return for reduced documentation requirements. Non-qualified SFR mortgage loans are considered less liquid than qualified SFR mortgage loans because such loans are not able to be securitized and can only be sold directly to other financial institutions. Such non-qualified loans may be considered more risky than qualified mortgage loans although we attempt to address this enhanced risk through our underwriting process, including requiring larger down payments and, in some cases, interest reserves.

We sold in the secondary market $281.4 million of our non-qualified mortgage loans for the year ended December 31, 2019, and we realized $3.3 million gains on the sale of non-qualified SFR mortgage loans for the year ended December 31, 2019. We also have a concentration in our SFR secondary sale market, as a substantial portion of our non-qualified mortgage loans have been sold to two banks; however, we are currently selling SFR mortgage loans to three banks. Although, we are taking steps to reduce our dependence on these banks, and we are attempting to expand the number of banks that we sell our non-qualified SFR mortgages, we may not be successful expanding our sales market for our non-qualified mortgage loans. These loans also present pricing risk as rates change, and our sale premiums cannot be guaranteed. Further, the criteria for our loans to be purchased by other banks may change from time to time, which could result in a lower volume of corresponding loan originations.

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

We originated $24.0 million of SBA loans for the year ended December 31, 2019. We sold $15.2 million for the year ended December 31, 2019, of the guaranteed portion of our SBA loans. Consequently, as of December 31, 2019, we held $75.0 million of SBA loans on our balance sheet, $60.5 million of which consisted of the non-guaranteed portion of SBA loans and $14.5 million or 19.3% consisted of the 75% guaranteed portion of SBA loans which are intended to be sold later in 2020. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We attempt to limit this risk by generally requiring such loans be collateralized and limiting the overall amount that can be held on our balance sheet to 75% of our total capital.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Efforts in the United States to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve and the Federal Reserve Bank of New York. Uncertainty as to the nature of alternative reference rates and as to potential changes in other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently and we may incur significant costs to transition both our borrowing arrangements and the loan agreements with our customers from LIBOR, which may have an adverse effect on our results of operations. The impact of alternatives to LIBOR on the valuations, pricing and operation of our financial instruments is not yet known.

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

Real estate construction loans, including land development loans, comprised approximately 4.4% of our total loan portfolio as of December 31, 2019, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

As of December 31, 2019, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings) totaled $13.2 million, or 0.60% of our HFI loan portfolio, and our nonperforming assets (which include nonperforming loans plus OREO) totaled $13.5 million, or 0.48% of total assets. In addition, we had $4.4 million in accruing loans that were 30-89 days delinquent as of December 31, 2019.

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

As of December 31, 2019, we had $293,000 of OREO. Our OREO portfolio consisted of one property that we obtained through foreclosure or through an in-substance foreclosure in satisfaction of loans.  Properties in our OREO portfolio are recorded at fair value at the date of foreclosure, establishing a new cost basis by a charge to the allowance for loan losses, if necessary.  Other real estate owned is carried at the lower of the Company's carrying value of the property or its fair value, less estimated carrying costs and costs of disposition.  Fair value is based on current appraisals less estimated selling costs.  Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance.  Operating expenses and related income of such properties and gains and losses on their disposition are included in other operating income and expenses.  Significant judgment is required in estimating the fair value of other real estate owned property, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility.

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

The Company is a California state chartered bank with operations in California, New York, Chicago and, in mid-2020, New Jersey.  We have no overseas operations, including in China and the Far East.  However, as a Chinese-American business bank our client base may have customer and operational contact in the Far East, which could be adversely affected by the current coronavirus outbreak.  Management will monitor this situation for its impact on our clients.

Risks Related to Our Deposits

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of clients.

As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have a significant amount of seasonality.  At December 31, 2019, 120 clients maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $2.0 million. This amounted to $847.7 million or approximately 37.7% of the Bank’s total deposits as of December 31, 2019. In addition, our ten largest depositor relationships accounted for approximately 14.4% of our deposits at December 31, 2019. Our largest depositor relationship accounted for approximately 2.6% of our deposits at December 31, 2019. These deposits can and do fluctuate substantially. The depositors are not concentrated in any industry or business. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on the Bank’s results, the Bank expects, in the ordinary course of business, that these deposits will fluctuate and believes it is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave the Bank, it could have a material adverse impact on the Bank.

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

As of December 31, 2019, our ALLL as a percentage of total loans was 0.86% and as a percentage of total nonperforming loans was 142.4%. Although management believes that the ALLL is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the ALLL, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our ALLL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

The current expected credit loss standard established by the FASB Board will require significant data requirements and changes to methodologies.

In the aftermath of the 2007-2008 financial crisis, the FASB, decided to review how banks estimate losses in the ALLL calculation, and it issued the final Current Expected Credit Loss (“CECL”), standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for the Bank for the fiscal year beginning January 1, 2023 (as the implementation date was deferred by the FASB) in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The Bank has run CECL models on its loan portfolio, and although the new CECL standard is currently not expected to have a significant impact on the Bank’s ALLL, the transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected losses. There can be no assurance that the Bank will not be required to increase its reserves and ALLL as a result of the implementation of CECL.

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

Since late 2010, we have been pursuing a strategy of leveraging our human and financial capital by acquiring other financial institutions in our target markets. We have completed several acquisitions in recent years, including most recently the PGB acquisition, and we may continue pursuing this strategy.

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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2019, our goodwill totaled $58.6 million. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

We may not be able to continue growing our business, particularly if we cannot make acquisitions or increase loans and deposits through organic growth, either because of an inability to find suitable acquisition candidates, constrained capital resources or otherwise.

We have grown our consolidated assets from $300.5 million as of December 31, 2010 to $2.8 billion as of December 31, 2019, and our deposits from $236.4 million as of December 31, 2010 to $2.2 billion as of December 31, 2019. Some of this growth has resulted from several acquisitions that we have completed since 2010. While we intend to continue to grow our business through strategic acquisitions coupled with organic loan and deposit growth, we anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy. A risk exists, however, that we will not be able to identify suitable additional candidates for acquisitions.

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

Our total loan yield and net interest margin has been positively affected by the accretion of purchased loan discounts relating to loans acquired in prior acquisitions. As our acquired loan portfolio is paid down, we expect downward pressure on our total loan yield and net interest income to the extent that the run-off is not replaced with other high-yielding loans. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. For example, the total loan yield for the year ended December 31, 2019 and 2018 was 5.54% and 5.57%, respectively, and the yield generated using only the expected coupon would have been 5.25% and 5.13%, during the same respective periods. Notwithstanding, if we are unable to replace loans in our existing portfolio with comparable high-yielding loans or a larger volume of loans, our total loan yield, net interest income and net income could be adversely affected.

As we expand our business outside of California markets, we will encounter risks that could adversely affect us.

We primarily operate in California, New York and Illinois markets with a concentration of Chinese-American individuals and businesses; however, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Chinese-American individuals and businesses. We also currently have operations in Las Vegas, Nevada, including operating a branch office, and are currently looking for additional expansion opportunities in the San Francisco Bay area and Houston and, secondarily, San Diego and Riverside counties in southern California, Hawaii and Phoenix. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.

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

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates. At December 31, 2019, total loans held for investment were 87.9% of our earning assets and exhibited a positive 6% sensitivity to rising interest rates in a 100 basis point parallel shock.

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

As of December 31, 2019, the fair value of our securities portfolio was approximately $134.7 million.  Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

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

In addition, U.S. financial institutions have experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other potential attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. To date, none of these type of attacks have had a material effect on our business or operations. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm.

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

A natural disaster, recurring energy shortage or impacts of a pandemic in our geographic markets, especially in California, could harm our business.

We are based in California and at December 31, 2019, approximately 53.3% of the aggregate outstanding principal of our loans was secured by real estate located in California. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in California. Historically, California has been vulnerable to natural disasters.  Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our information technology structure and websites, which could prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

In addition, most of our branches are located in states where cases of COVID-19 have already been identified. We may experience impacts from quarantines, market downturns and changes in consumer behavior related to pandemic fears and impacts on our workforce if the virus becomes widespread in any of our markets. We cannot predict the full impact of COVID-19 or any other future global pandemic on our business, but we could suffer financial losses as a result of the crisis. In addition, downturns in the global market related to pandemic fears could result in a lowering of interest rates as a stimulus to boost consumer spending, which could further negatively impact our results of operations.

If the COVID-19 pandemic becomes more pronounced in our markets, or if a more significant natural disaster or pandemic were to occur in the future, our operations in areas impacted by such events could experience an adverse financial impact due to office closures and market changes. In addition, our financial results could be impacted due to an inability of our customers to meet their loan commitments in a timely manner because of their losses, including a decrease in revenues for certain businesses in areas impacted by quarantines during a pandemic or other changes in consumer behavior, a reduction in housing inventory due to losses caused by natural disaster, and negative impacts to the local economy as it seeks to recover from these disasters.

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

As an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), we currently take advantage of certain temporary exemptions from various reporting requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and an exemption from the requirement to obtain an attestation from our auditors on management’s assessment of our internal control over financial reporting. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

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

Future tax reform legislation could negatively affect our financial condition and results of operations.

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

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition and prospects;
•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
•	failure to meet analysts’ revenue or earnings estimates;
•	speculation in the press or investment community;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	acquisitions of other banks or financial institutions;
•	actions by institutional stockholders;
•	fluctuations in the stock price and operating results of our competitors;
•	general market conditions and, in particular, developments related to market conditions for the financial services industry;
•	proposed or adopted regulatory changes or developments;
•	anticipated or pending investigations, proceedings, or litigation that involve or affect us;
•	successful management of reputational risk;
•	geopolitical and public health conditions such as acts or threats of terrorism, military conflicts, pandemics and public health issues or crises, such as that related to COVID-19; and
•	domestic and international economic factors, such as interest or foreign exchange rates, stock, commodity, credit, or asset valuations or volatility, unrelated to our performance.

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

Our dividend policy may change.

We have paid quarterly dividends since our initial public offering in the third quarter of 2017.  In 2017 we paid $0.38 per share, in 2018 we paid $0.35 per share and in 2019 we paid $0.40.  We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability and requirements, projected liquidity needs, financial condition, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our common shareholders.

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

We have outstanding options to purchase 1,090,968 shares of our common stock as of December 31, 2019 that may be exercised and sold, and we have the ability to issue options exercisable for up to an additional 1,245,045 shares of common stock pursuant to our 2017 Omnibus Stock Incentive Plan. The sale of any of such shares could cause the market price of our stock to decline, and concerns that those sales may occur could cause the trading price of our common stock to decrease or to be lower than it might otherwise be.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business and stock price.

If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial statements and reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by NASDAQ, the SEC, the Federal Reserve, the FDIC, the DBO or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations.

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

In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of debt holders against us. As of December 31, 2019, we had outstanding $104.0 million of subordinated notes ($105.0 million aggregate principal balance less $951,000 unamortized discount) and $9.7 million of subordinated debt (which reflects a discount of $2.7 million to the aggregate principal balance of $12.4 million as a result of purchase accounting adjustments).

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

We acquired trust preferred securities through prior acquisitions.  We have an aggregate of $12.4 million in trust preferred securities (collectively, the “Trust Preferred Securities”). Payments to investors in respect of the Trust Preferred Securities are funded by distributions on certain series of securities issued by us, with similar terms to the relevant series of Trust Preferred Securities, which we refer to as the “Junior Subordinated Notes.” If we are unable to pay interest in respect of the Junior Subordinated Notes (which will be used to make distributions on the Trust Preferred Securities), or if any other event of default occurs, then we will generally be prohibited from declaring or paying any dividends or other distributions, or redeeming, purchasing or acquiring, any of our capital securities, including our common stock, during the next succeeding interest payment period applicable to any of the Junior Subordinated Notes.

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

We may take advantage of these provisions for up to five years (which should be through December 2022), unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive if we rely on the exemptions, which may result in a less active trading market and increased volatility in our stock price.

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Properties.

We are headquartered in Los Angeles County, California. We currently have ten branches in Los Angeles County located in downtown Los Angeles, San Gabriel, Torrance, Rowland Heights, Monterey Park, Silver Lake, Arcadia, Cerritos, Diamond Bar, and west Los Angeles.  We have one branch in Irvine, Orange County, California. We operate two branches in Ventura County, California, in Westlake Village and in Oxnard. These branches are in the Los Angeles-Long Beach-Anaheim, California Metropolitan Statistical Area (“MSA”).

With the acquisition of FAIC in October 2018, the Company added eight branches in the New York City metropolitan area:  two branches in Manhattan, two branches in the Sunset Park area of Brooklyn, three branches in the Flushing area of Queens, and one in Elmhurst, Queens. These branches operate in the New York-Newark-Jersey City, NY-NJ-PA MSA. Our Eastern region loan center, located at 4401 8th Avenue, Brooklyn, New York, houses our Eastern region mortgage unit, FNMA servicing, commercial lending and credit administration areas.

We operate one branch in the Las Vegas-Paradise, Nevada MSA.

In January 2020, we acquired Pacific Global Bank and its three branches in Chicago, Illinois.

Our headquarters office is located at 1055 Wilshire Blvd. Suite 1200, Los Angeles, California 90017. The headquarters is in downtown Los Angeles and houses our risk management unit, including compliance and BSA groups, and our single-family residential mortgage group, SBA lending, commercial lending and credit administration.

Our administrative center is located at 123 East Valley Blvd., San Gabriel, California and houses our branch administration, human resources and administrative groups.  Our operation center is located at 7025 Orangethorpe Avenue, Buena Park, California and houses the operations, IT and finance groups.

Except for our Monterey Park, CA branch, our Buena Park, CA operations center, our Eastern region loan center, and two branches in Chicago, all of our offices are leased.  We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. None of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing.

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

Where appropriate, we establish reserves in accordance with FASB guidance over loss contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2019, the Company does not have any litigation reserves.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Global Select Market (NASDAQ) under the symbol “RBB” on July 27, 2017. Prior to that, there was no public market for our common stock.

Shareholders

As of March 13, 2020, the Company had 206 common stock shareholders of record, and the closing price of the Company’s common stock was $14.00 per share.  The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 with respect to options outstanding and available under our 2017 Stock Incentive Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,090,968	$13.11	1,254,045

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company's common stock from July 27, 2017 (the date of the Company’s initial public offering and listing on NASDAQ) through December 31, 2019. The graph compares the Company's common stock with the Russell 2000 Index and the SNL Bank $1B-$5B Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on July 27, 2017 and reinvestment of all quarterly dividends. Measurement points are July 27, 2017 and the last trading day of each year-end through December 31, 2019. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

	Period Ending
Index	07/26/17	12/31/17	12/31/18	12/31/19
RBB Bancorp	100.00	117.60	76.45	94.02
Russell 2000 Index	100.00	107.12	95.32	119.65
SNL Bank $1B-$5B Index	100.00	105.83	92.72	112.72

Source: S&P Global Market Intelligence © 2020

The Company has made no repurchases of shares of its outstanding common stock during the fourth quarter of 2019.

Unregistered Sales and Issuer Purchases of Equity Securities

On June 24, 2019, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 1.0 million shares of our common stock.  For the six months ended December 31, 2019, we repurchased shares of common stock, as set forth in the table below.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2019 -- July 31, 2019	5,000	$20.10	5,000	995,000
August 1, 2019 -- August 31, 2019	144,197	$18.57	149,197	850,803
September 1, 2019 -- September 30, 2019	20,588	$20.04	169,785	830,215
October 1, 2019 -- October 31, 2019	—	$—	—	830,215
November 1, 2019 -- November 30, 2019	—	$—	—	830,215
December 1, 2019 -- December 31, 2019	—	$—	—	830,215
Total	169,785		323,982	5,166,663

Item 6. Selected Financial Data.

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2019. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Balance sheet data:
Total assets	$2,788,535	$2,974,002	$1,691,059	$1,395,551	$1,023,084
Total loans, held for investment, net	2,196,934	2,142,015	1,249,074	1,110,446	792,362
Allowance for loan losses	(18,816)	(17,577)	(13,773)	(14,162)	(10,023)
Mortgage loans held for sale	108,194	434,522	125,847	44,345	41,496
Securities	134,401	83,723	74,966	45,491	27,094
Total deposits	2,248,938	2,144,041	1,337,281	1,152,763	853,417
Long-term debt	9,673	103,708	49,528	49,383	—
Subordinated debentures	104,049	9,506	3,424	3,334	—
Total shareholders' equity	407,690	374,621	265,176	181,585	163,645
Tangible common equity	343,027	308,637	233,798	149,852	159,178
Income statement data:
Total interest income	$141,725	$102,115	$74,104	$68,189	$42,513
Total interest expense	44,861	23,645	13,938	11,707	6,936
Net interest income	96,864	78,470	60,166	56,482	35,577
Provision (recapture) for loan losses	2,390	4,469	(1,053)	4,974	1,386
Noninterest income	18,320	12,842	13,201	8,966	7,862
Noninterest expense	57,473	40,637	27,623	27,906	20,084
Income before income taxes	55,321	46,206	46,797	32,568	21,969
Income tax expense	16,112	10,101	21,269	13,489	8,996
Net income	39,209	36,105	25,528	19,079	12,973
Revenue (13)	160,045	114,957	87,305	77,155	50,375
Non-interest income / revenue	11.45%	11.17%	15.12%	11.62%	15.61%
Per share data (common stock):
Earnings:
Basic (1)	$1.96	$2.11	$1.81	$1.49	$1.02
Diluted (1)	1.92	2.01	1.68	1.39	0.96
Dividends declared	0.40	0.35	0.38	0.20	0.25
Book value (2)	20.35	18.73	16.67	14.16	12.81
Tangible book value (3)	17.12	15.43	14.70	11.68	12.46
Weighted average shares outstanding:
Basic	20,017,306	17,151,222	14,078,281	12,800,990	12,761,832
Diluted	20,393,424	17,967,653	15,238,365	13,695,900	13,552,682
Shares outstanding at period end	20,030,866	20,000,022	15,908,893	12,827,803	12,770,571
Performance metrics
Return on average assets	1.38%	1.78%	1.66%	1.41%	1.29%
Return on average shareholders' equity	9.95%	12.16%	11.67%	11.08%	8.23%
Return on average tangible common equity (3)	11.93%	13.66%	13.64%	13.14%	8.47%
Yield on average earning assets	5.31%	5.36%	5.13%	5.35%	4.44%
Cost of average interest-bearing liabilities	2.24%	1.69%	1.28%	1.15%	0.96%
Net interest spread	3.07%	3.67%	3.85%	4.20%	3.48%
Net interest margin (4)	3.63%	4.12%	4.16%	4.43%	3.72%
Efficiency ratio	49.9%	44.50%	37.65%	42.64%	48.73%
Common stock dividend payout ratio (5)	20.41%	16.44%	20.95%	19.61%	30.49%
Loan to deposit ratio	97.69%	120.17%	93.40%	96.33%	92.85%
Adjusted loan to deposit ratio (6)	97.69%	120.17%	108.80%	102.13%	98.65%
Core deposits / total deposits (7)	70.46%	77.92%	74.09%	67.83%	66.55%
Adjusted core deposits / total deposits (8)	86.47%	91.19%	75.16%	78.47%	76.15%
Net non-core funding dependence ratio (9)	21.04%	23.93%	18.11%	12.20%	6.08%
Adjusted net non-core funding dependence ratio (10)	9.00%	12.82%	9.13%	8.90%	7.60%

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Credit quality Data:
Loans 30-89 days past due	$5,277	$4,677	$3,636	$343	$271
Loans 30-89 days past due to total loans	0.24%	0.22%	0.29%	0.03%	0.03%
Nonperforming loans (11)	$13,218	$3,282	$2,575	$6,133	$6,112
Nonperforming loans to total loans (11)	0.60%	0.15%	0.21%	0.55%	0.77%
Nonperforming assets (12)	$13,511	$4,383	$2,868	$6,966	$6,405
Nonperforming assets to total assets (12)	0.48%	0.15%	0.16%	0.50%	0.63%
Allowance for loan losses to total loans	0.86%	0.82%	1.10%	1.28%	1.26%
Allowance for loan losses to nonperforming loans (11)	142.35%	535.55%	534.87%	230.91%	163.99%
Net (recoveries) charge-offs to average loans	0.05%	0.05%	-0.06%	0.08%	0.03%
Regulatory and other capital ratios—Company
Tangible common equity to tangible assets (3)	12.59%	10.61%	14.09%	10.99%	15.63%
Tier 1 leverage ratio	12.89%	11.80%	14.35%	10.99%	15.28%
Tier 1 common capital to risk-weighted assets	17.16%	15.28%	17.54%	13.30%	20.23%
Tier 1 capital to risk-weighted assets	17.65%	15.74%	17.80%	13.55%	20.23%
Total capital to risk-weighted assets	23.82%	21.71%	22.55%	19.16%	21.48%
Regulatory capital ratios—Bank only
Tier 1 leverage ratio	15.23%	13.66%	14.50%	12.81%	13.94%
Tier 1 common capital to risk-weighted assets	20.87%	18.17%	17.42%	15.81%	18.48%
Tier 1 capital to risk-weighted assets	20.87%	18.17%	17.42%	15.81%	18.48%
Total capital to risk-weighted assets	21.86%	19.07%	18.47%	17.06%	19.73%

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

(4)

Net interest margin is presented on a fully taxable equivalent (“FTE”) basis. Our management believes that measuring net interest margin, net of purchase accounting accretion, is useful when assessing our net interest margin as compared to the net interest margin of banks that do not reflect purchase accounting adjustments because they are not active acquirers of financial institutions.  The effect of accretion income from acquired loans on our net interest margin was an increase of 0.11%, 0.12%, 0.37%, 0.59%, and 0.11%, for the twelve-month periods ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively. We anticipate that the impact of purchase accounting on our net interest margin will decrease as our previously acquired loans are paid off, charged off, foreclosed upon or sold, offset with new acquired loans.

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

(6)

For the purposes of calculating the loan to deposit ratio, short-term loans with maturities of less than 90-days, specifically “Term Fed Funds” and purchased receivables are not included as loans as defined by the regulatory agencies.

(7)	Unadjusted core deposits include non-maturity deposits (non-interest bearing demand deposits, savings deposits, NOW accounts, money market demand accounts) and certificates of deposit under $250,000.
(8)

The Bank measures adjusted core deposits by reviewing all relationships over $250,000 on a quarterly basis.  We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base.  Adjusted core deposits ratio is a ratio management uses to measure core deposits. See “Non-GAAP Financial Measures”.

(9)

Net non-core funding dependency ratio represents the degree to which the Bank is funding longer term assets with non-core funds. We calculate this ratio as non-core liabilities, less short term investments, divided by long term assets.

(10)

Adjusted non-core funding dependency ratio is a ratio management uses to measure dependency on non-core deposits. To determine non-core liabilities we review each deposit relationship using the criteria for determining whether a relationship is core as described in footnote 8 above.

(11)

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Nonperforming loans exclude PCI loans acquired in prior acquisitions.

Nonperforming loans include a SBA guaranteed loan at December 31, 2016 and 2015 as to which we received a $3.6 million payment in July 2017 pursuant to a SBA loan guaranty.  SBA guaranteed loans at December 31, 2019 were $14.5 million.

(12)

Nonperforming assets include nonperforming loans and other repossessed assets. As discussed in footnote 11, above, nonperforming loans exclude PCI loans. This ratio may therefore not be comparable to a similar ratio of our peers.

(13)	Revenue consists of interest income plus non-interest income.

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

Our significant accounting policies are described in greater detail in our 2019 audited financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, specifically in “Note 2 – Summary of Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the year 2019, we reported net earnings of $39.2 million, compared with $36.1 million for the year 2018. This represented an increase of $3.1 million or 8.6% over the prior year.  The increase in net earnings reflected a $18.4 million increase in net interest income, a $2.1 million decrease in the provision for credit losses, and a $5.5 million increase in non-interest income, which was partially offset by a $16.8 million increase in non-interest expenses and a $6.0 million increase in income tax expense.

At December 31, 2019, total assets were $2.8 billion, a decrease of $185.5 million, or 6.2%, from total assets of $3.0 billion at December 31, 2018. Interest-earning assets were $2.6 billion as of December 31, 2019, a decrease of $186.7 million, or 6.7%, compared to $2.8 billion at December 31, 2018.  The decrease in interest-earning assets was primarily due to a decrease of $326.3 million in mortgage loans available for sale partially offset by net loan growth of $54.9 million.

At December 31, 2019, available for sale (“AFS”) investment securities totaled $126.1 million inclusive of a pre-tax unrealized gain of $340,000, compared to $73.8 million inclusive of a pre-tax unrealized loss of $1.9 million at December 31, 2018. At December 31, 2019, held to maturity (“HTM”) investment securities totaled $8.3 million, compared to $10.0 million as of December 31, 2018.

Net loans and leases (held for investment, net of deferred fees, discounts, and the allowance for loan losses) were $2.2 billion at December 31, 2019, compared to $2.1 billion at December 31, 2018. Net loans and leases increased $53.7 million, or 2.5%, from December 31, 2018.  The increase in gross loans was primarily due to increases of approximately $76.0 million in SFR mortgage loans and $34.5 million in CRE loans, partially offset by decreases of $29.5 million in C&I loans, $17.2 million in construction loans, and $9.5 million in SBA loans.

Total deposits were $2.2 billion at December 31, 2019, an increase of $105.0 million, or 4.9%, compared to $2.1 billion at December 31, 2018.  Excluding the maturity of wholesale and brokered deposits of $93.1 million, total deposits would have increased by $144.0 million or 6.7%.

Noninterest-bearing deposits were $458.9 million at December 31, 2019, an increase of $20.1 million, or 4.6%, from $438.8 million at December 31, 2018. At December 31, 2019, noninterest-bearing deposits were 20.4% of total deposits, compared to 20.5% at December 31, 2018.

Our average cost of total deposits was 1.56% for the year 2019, compared to 1.11% for 2018. The increase is due to an increase in average deposits of $666.5 million and a 54 basis point increase in the average rate paid. Borrowings, consisting of FHLB advances, long-term debt and subordinated debt, decreased $319.0 million to $113.7 million as of December 31, 2019 compared to $432.7 million as of December 31, 2018.  The Company paid off all FHLB advances during 2019 and had no short-term FHLB borrowings at December 31, 2019, compared to $319.5 million at December 31, 2018. In November 2018, $55.0 million was raised in a subordinated debenture offering, and $7.6 million in trust preferred securities were acquired in connection with the FAIC acquisition.

The allowance for loan losses was $18.8 million at December 31, 2019, an increase of $1.2 million or 7.0%, from $17.6 million at December 31, 2018. During 2019, there was a $2.4 million provision for loan losses compared to $4.5 million for 2018.  The ALLL to total loans and leases outstanding was 0.86% and 0.82% as of December 31, 2019 and December 31, 2018, respectively.

Shareholders’ equity increased $32.9 million, or 8.8%, to $407.6 million as of December 31, 2019.  The increase during 2019 was due to $39.2 million of net income and $2.7 million from the exercise of common stock options, less $8.0 million of common dividends paid and $3.2 million from the repurchase of common stock.

Our capital ratios under the Basel III capital framework regulatory standards remain well capitalized. As of December 31, 2019, the Company’s Tier 1 leverage capital ratio was 12.89%, common equity Tier 1 ratio was 17.16%, Tier 1 risk-based capital ratio totaled 17.65%, and total risk-based capital ratio was 23.82%.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Years Ended December 31,		2019 vs. 2018 Variance		Year Ended	2018 vs. 2017 Variance
	2019	2018	$	%	December 31, 2017	$	%
	(Dollars in thousands, except per share amounts)
Interest income	$141,725	$102,115	$39,610	38.8%	$74,104	$28,011	37.8%
Interest expense	44,861	23,645	21,216	89.7%	13,938	9,707	69.6%
Net interest income	96,864	78,470	18,394	23.4%	60,166	18,304	30.4%
Provision (recapture) for loan losses	2,390	4,469	(2,079)	-46.5%	(1,053)	5,522	-524.4%
Net interest income after provision (recapture) for credit losses	94,474	74,001	20,473	27.7%	61,219	12,782	20.9%
Noninterest income	18,320	12,842	5,478	42.7%	13,201	(359)	-2.7%
Noninterest expense	57,473	40,637	16,836	41.4%	27,623	13,014	47.1%
Income before income taxes	55,321	46,206	9,115	19.7%	46,797	(591)	-1.3%
Income tax expense	16,112	10,101	6,011	59.5%	21,269	11,168	52.5%
Net income	$39,209	$36,105	$3,104	8.6%	$25,528	$10,577	41.4%
Earnings per common share:
Basic	$1.96	$2.11	$(0.15)		$1.81	$0.30
Diluted (1)	$1.92	$2.01	$(0.09)		$1.68	$0.33
Return on average assets	1.38%	1.78%	-0.40%		1.66%	0.12%
Return on average shareholders’ equity	9.95%	12.16%	-2.21%		11.67%	0.49%
Efficiency ratio	49.90%	44.50%	5.40%		37.65%	6.85%
Tangible common equity to tangible assets (2)	-0.93%	10.61%	-11.55%		14.09%	-3.48%
Tangible book value per share (2)	$17.12	$15.43	$1.69		$14.70	$0.73
Return on average tangible common equity (2)	11.93%	13.66%	-1.73%		13.64%	0.02%

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

Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2019 to December 31, 2018

Net Interest Income/Average Balance Sheet

In 2019, we generated fully-taxable equivalent net interest income of $96.9 million, an increase of $18.4 million, or 23.4%, from the net interest income produced in 2018. This increase was largely due to a 39.9% increase in the average balance of interest-earning assets, mainly due to the FAIC acquisition, partially offset by a 49 basis point decrease in the net interest margin. For the years ended December 31, 2019 and 2018 our reported net interest margin was 3.63% and 4.12%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. The impact of accretion income on our net interest margin for the years ended December 31, 2019 and 2018 was to increase our reported net interest margin by 0.11%, and 0.13%, respectively.

Interest Income.  Total interest income was $141.7 million in 2019 compared to $102.1 million in 2018. The $39.6 million, or 38.8%, increase in total interest income was mainly due to increases in average total loan balances of $689.2 million partially offset by a 3 basis point decrease in average loan yield. This increase was augmented by higher Federal funds, cash equivalent and other balances resulting in $1.6 million in additional interest income, and $300,000 from an $11.1 million increase in average investment securities, partially offset by a 2 basis point decrease in the average yield on investment securities during the year ended 2019.

Interest and fees on loans was $135.2 million in 2019 compared to $97.5 million in 2018. The $37.7 million, or 38.7%, increase in interest income on loans was primarily due to a 39.4% increase in the average balance of held for investment and held for sale loans outstanding partially offset by a 3 basis point decrease in the average yield on loans. The increase in the average balance of loans outstanding was primarily due to the FAIC acquisition in late 2018 plus organic growth in CRE and SFR mortgage loans during 2019. The yield on the loan portfolio benefited from accretion income associated with purchase accounting discounts established on loans acquired in the FAIC acquisition. For the years ended December 31, 2019 and 2018, the reported yield on total loans was 5.54% and 5.57%, respectively. The impact of accretion income on our yield on total loans for the years ended December 31, 2019 and 2018 was to increase our reported yield on total loans by 0.11% and 0.13%, respectively. A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of CRE loans and SFR mortgages.

The table below illustrates by loan type the accretion income for December 31, 2019, 2018 and 2017:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017
Beginning balance of discount on purchased loans	$9,228	$2,762	$8,085
Additions due to acquisitions:
C&I	—	10	—
CRE	—	3,906	—
SFR mortgages	—	4,984	—
Total additions	$—	$8,900	$—
Accretion:
C&I	15	119	234
SBA	18	120	23
C&D	—	—	43
CRE	2,893	2,116	4,983
SFR mortgages	1,234	79	40
Total accretion	$4,160	$2,434	$5,323
Ending balance of discount on purchased loans	$5,068	$9,228	$2,762

Interest income from our securities portfolio increased $300,000, or 12.6%, to $2.7 million in 2019. The increase in interest income on securities was primarily due to an increased average balance of $11.1 million, or 13.3%, partially offset by a 2 basis point decrease in the average yield of securities.

Interest income on our federal funds sold, cash equivalents and other investments increased $1.6 million, or 71.4%, to $3.9 million in 2019. The increase in interest income on these earning assets was primarily due to an increase in the average balance of $61.1 million partially offset by an 18 basis point decrease in average yield of cash equivalents.  The increase in the average balance resulted from pending utilization of these funds to higher yielding loans and securities.

Interest Expense. Interest expense on interest-bearing liabilities increased $21.2 million, or 89.7%, to $44.9 million in 2019 due to increases in interest expense on both deposits and borrowings.

Interest expense on total deposits increased to $34.2 million in 2019. The $17.3 million, or 101.9%, increase in interest expense on total deposits was primarily due to the average balance of deposits increasing 43.6% in addition to a 45 basis point increase in the average rate paid. The increase in the average balance of deposits resulted primarily from the FAIC acquisition in late 2018, organic growth in 2019 and a $100.7 million increase in average brokered deposits.

Interest expense on borrowings increased from $6.7 million in 2018 to $10.6 million or 58.9% in 2019. This increase reflected increased interest expense on subordinated notes, subordinated debentures, and other borrowed funds consisting of FHLB short-term advances of less than 90-days. The increase in interest expense on long-term debt and subordinated notes of $3.6 million was due to the issuance of $55.0 million of subordinated notes in November 2018. The increase in interest expense on FHLB advances (other borrowed funds) of $324,000, from $2.6 million in 2018 to $2.9 million in 2019 was due to a 49 basis point increase in the average rate partially offset by a $10.6 million decrease in the average FHLB advances.  These FHLB advances were utilized to fund SFR mortgage loans that were originated and held for sale during the year.

Average Balance Sheet, Interest and Yield/Rate Analysis

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2019 and 2018 (and 35% for 2017). Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See “Analysis of Financial Condition—Capital Resources and Liquidity Management” and Item 7A Quantitative and Qualitative Disclosures about Market Risk included herein.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years 2019, 2018 and 2017. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Years Ended December 31,
	2019			2018			2017
	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$135,133	$3,914	2.90%	$74,038	$2,284	3.08%	$152,674	$2,409	1.58%
Securities (2)
Available for sale	85,775	2,354	2.74%	72,515	2,019	2.78%	46,035	1,170	2.54%
Held to maturity	8,978	334	3.72%	11,114	369	3.33%	6,104	264	4.33%
Mortgage loans held for sale	325,039	15,754	4.85%	292,328	13,307	4.55%	88,834	4,149	4.67%
Loans held for investment: (3)
Real estate	1,767,923	97,024	5.49%	1,076,438	59,494	5.52%	775,809	45,268	5.82%
Commercial (4)	345,010	22,381	6.49%	380,042	24,679	6.49%	376,156	20,872	5.55%
Total loans held for investment	2,112,933	119,405	5.65%	1,456,480	84,173	5.78%	1,151,965	66,140	5.74%
Total earning assets	2,667,858	$141,761	5.31%	1,906,475	$102,152	5.36%	1,445,612	$74,132	5.13%
Noninterest-earning assets	167,324			117,936			95,906
Total assets	$2,835,182			$2,024,411			$1,541,518

Interest-bearing liabilities:
NOW and money market deposits	$395,376	$4,689	1.19%	$401,070	$4,234	1.06%	$315,550	$2,220	0.70%
Savings deposits	97,670	197	0.20%	46,260	174	0.38%	34,939	162	0.46%
Time deposits	1,279,344	29,347	2.29%	769,462	12,548	1.63%	682,457	7,891	1.16%
Total interest-bearing deposits	1,772,390	34,233	1.93%	1,216,792	16,956	1.39%	1,032,946	10,273	0.99%
FHLB short-term advances	114,388	2,930	2.56%	124,990	2,606	2.07%	4,603	36	0.78%
Long-term debt	103,870	6,991	6.73%	54,486	3,714	6.82%	49,451	3,395	6.87%
Subordinated debentures	9,586	707	7.38%	4,968	369	7.43%	3,377	234	6.93%
Total interest-bearing liabilities	2,000,234	$44,861	2.24%	1,401,236	$23,645	1.69%	1,090,377	$13,938	1.28%
Noninterest-bearing liabilities
Noninterest-bearing deposits	421,174			310,282			221,425
Other noninterest-bearing liabilities	19,879			16,024			10,999
Total noninterest-bearing liabilities	441,053			326,306			232,424
Shareholders' equity	393,895			296,869			218,717
Total liabilities and shareholders equity	$2,835,182			$2,024,411			$1,541,518
Net interest income / interest rate spreads		$96,900	3.07%		$78,507	3.67%		$60,194	3.85%
Net interest margin			3.63%			4.12%			4.16%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash management purposes by the Company.

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

	Year Ended December 31, 2019 Compared with Year Ended December 31, 2018			Year Ended December 31, 2018 Compared with Year Ended December 31, 2017
	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$1,772	$(142)	$1,630	$(2,426)	$2,301	$(125)
Securities (2)
Available for sale	363	(28)	335	737	112	849
Held to maturity	(79)	44	(35)	167	(63)	104
Mortgage loans held for sale	1,586	861	2,447	9,263	(105)	9,158
Loans held for investment: (3)
Real estate	37,963	(433)	37,530	16,585	(2,359)	14,226
Commercial (4)	(2,274)	(24)	(2,298)	252	3,555	3,807
Total loans held for investment	35,689	(457)	35,232	16,837	1,196	18,033
Total earning assets	$39,331	$278	$39,609	$24,578	$3,441	$28,019
Noninterest-earning assets
Total assets

Interest-bearing liabilities:
NOW and money market deposits	$(68)	$523	$455	$903	$1,111	$2,014
Savings deposits	103	(80)	23	43	(31)	12
Time deposits	11,676	5,123	16,799	1,419	3,238	4,657
Total interest-bearing deposits	11,711	5,566	17,277	2,365	4,318	6,683
FHLB short-term advances	(271)	595	324	2,498	72	2,570
Long-term debt	3,324	(47)	3,277	343	(24)	319
Subordinated debentures	341	(3)	338	118	17	135
Total interest-bearing liabilities	15,105	6,111	21,216	5,324	4,383	9,707
Changes in net interest income	$24,226	$(5,833)	$18,393	$19,254	$(942)	$18,312

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash management purposes by the Company.

Provision for Credit Losses

The provision for credit loss expense in 2019 was $2.4 million compared to $4.5 million in 2018.  The decrease in the 2019 provision expense was primarily attributable to a decrease in our concentration levels of commercial real estate and single-family residential mortgage loans.  While non-performing loans increased during the year, they were individually analyzed without a net addition to the allowance for loan losses.

Noninterest Income

Noninterest income increased $5.5 million, or 42.7%, to $18.3 million in 2019 from $12.8 million in 2018.  The following table sets forth the major components of noninterest income for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,			2019 vs. 2018 Increase (decrease)		2018 vs. 2017 Increase (decrease)
(dollars in thousands)	2019	2018	2017	$	%	$	%
Noninterest income:
Service charges, fees and other	$4,072	$2,679	$2,111	$1,393	52.0%	568	26.9%
Gain on sale of loans	9,893	7,126	9,318	2,767	38.8%	(2,192)	-23.5%
Loan servicing fee, net of amortization	3,383	850	722	2,533	298.0%	128	17.7%
Recoveries on loans acquired in business combinations	143	1,385	84	(1,242)	-89.7%	1,301	1548.8%
Unrealized gain on equity investments	147	—	—	147	100%	—	—
Increase in cash surrender of life insurance	775	797	824	(22)	-2.8%	(27)	-3.3%
Gain on sale of securities	7	5	—	2	40.0%	5	—
(Loss) gain on sale of OREO	(106)	—	142	(106)	-100%	(142)	-100.0%
(Loss) on sale of fixed assets	6	—	—	6	100%	—	—
Total noninterest income	$18,320	$12,842	$13,201	$5,478	42.7%	$(359)	-2.7%

Service charges, fees and others. The increase in noninterest income from service charges, fees and other income was primarily from service charges on the additional transactional deposit accounts acquired in the FAIC acquisition.

Gain on sale of loans.  The gain on sales of loans increased $2.8 million due primarily to the increase of $241.7 million in SFR mortgage loans sold offset by a $37.9 million decrease in SBA loans sold and a decrease in premiums paid on SFR mortgage loans sold in the first half of 2019.   The lower premiums on mortgage loans is due to increased 10-year Treasury rates in the first half of 2019  and changes in market conditions. The amounts of loans sold and gains on loans sold during 2019, 2018 and 2017 are set forth below. The decrease in SBA loans sold in 2019 reflected lower SBA originations.

	Years Ended December 31,			2019 vs. 2018 Increase (Decrease)		2018 vs. 2017 Increase (Decrease)
(dollars in thousands)	2019	2018	2017	$	%	$	%
Loans sold:
SBA	$28,803	$66,700	$85,574	$(37,897)	-56.8%	$(18,874)	-22.1%
SFR Mortgage	472,477	230,771	171,378	241,706	104.7%	59,393	34.7%
CRE	10,422	—	—	10,422	100.0%	—	—
	$511,702	$297,471	$256,952	$214,231	72.0%	$40,519	15.8%
Gain on loans sold:
SBA	$1,542	$2,847	$5,569	$(1,305)	-45.8%	$(2,722)	-48.9%
SFR Mortgage	8,199	4,279	3,749	3,920	91.6%	530	14.1%
CRE	152	—	—	152	100.0%	—	—
	$9,893	$7,126	$9,318	$2,767	38.8%	$(2,192)	-23.5%

Loan servicing income, net of amortization. Servicing income increased due to an increase in the volume of mortgage loans we are servicing.  SBA loan servicing income also increased due to a decline in SBA pre-payments.

				2019 vs. 2018 Increase (Decrease)		2018 vs. 2017 Increase (Decrease)
For the year, dollars in thousands	2019	2018	2017	$	%	$	%
Loan servicing income, net of amortization:
SFR loans serviced	$2,981	$966	$309	$2,015	208.6%	$657	212.6%
SBA loans serviced	402	(116)	413	518	446.6%	(529)	-128.1%
Total	$3,383	$850	$722	$2,533	298.0%	$128	17.7%
As of year-end, dollars in thousands
SFR loans serviced	$1,683,298	$1,586,499	$384,537	$96,799	6.1%	$1,201,962	312.6%
SBA loans serviced	170,849	184,664	175,919	(13,815)	-7.5%	8,745	5.0%
Total	$1,854,147	$1,771,163	$560,456	$82,984	4.7%	$1,210,707	216.0%

Recoveries on loans acquired in business combinations.  Recoveries on loans acquired in business combinations decreased by $1.2 million to $143,000 in 2019 compared to $1.4 million in 2018. The decrease in 2019 was due to a recovery on one VCBB loan purchased that occurred in 2018.

Unrealized gain on equity investments.  The $147,000 represents the amount of unrealized gains in equity position the Company has with bankers’ banks and as of a result of implementing ASU 2016-01.

Cash surrender value income of bank owned life insurance. Cash surrender value income of bank owned life insurance (“BOLI”) decreased $22,000 due to slightly lower rates.

Gain on sales of securities, net.  Gain on sales of securities, net was $7,000 in 2019.  In 2019, the Company sold $6.1 million securities.  In late 2018, the Company sold $44.6 million in securities mainly from the FAIC investment portfolio, which were sold immediately after the purchase of FAIC to limit any gains or losses.

Gain (loss) on Sale of OREO.  A $106,000 loss on sale of OREO was recognized in 2019 from the sale of two OREO properties. There were no OREO sales during 2018.

Noninterest Expense

Noninterest expense increased $16.8 million, or 41.4%, to $57.5 million in 2019 from $40.6 million in 2018. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,			2019 vs. 2018 Increase (decrease)		2018 vs. 2017 Increase (decrease)
(dollars in thousands)	2019	2018	2017	$	%	$	%
Noninterest expense:
Salaries and employee benefits	$32,909	$23,254	$16,821	$9,655	41.5%	$6,433	38.2%
Occupancy and equipment expenses	9,750	4,554	2,940	5,196	114.1%	1,614	54.9%
Data processing	3,699	2,323	1,622	1,376	59.2%	701	43.2%
Legal and professional	1,832	1,714	331	118	6.9%	1,383	417.8%
Office expenses	1,257	890	679	367	41.2%	211	31.1%
Marketing and business promotion	1,308	1,143	837	165	14.4%	306	36.6%
Insurance and regulatory assessments	900	951	799	(51)	-5.4%	152	19.0%
Amortization of intangibles	1,501	575	355	926	161.0%	220	62.0%
OREO expenses	337	24	28	313	1304.2%	(4)	-14.3%
Merger expenses	471	1,658	37	(1,187)	-71.6%	1,621	4381.1%
Other expenses	3,509	3,551	3,174	(42)	-1.2%	377	11.9%
Total noninterest expense	$57,473	$40,637	$27,623	$16,836	41.4%	$13,014	47.1%

Salaries and employee benefits.  Salaries and employee benefits expense increased $9.7 million.  The number of full-time equivalent employees averaged 355 in 2019, 256 in 2018 and 186 in 2017.  This increase was primarily due to additional staff and expenses from the FAIC acquisition, plus annual salary increases and increased benefit costs of $994,000.

Occupancy and equipment.  Occupancy and equipment expense increased $5.2 million in 2019 mainly due to the addition of the eight branches in the New York region including the depreciation, real estate taxes, utilities, ongoing maintenance and lease obligations associated with the branch and office facilities we added as a result. These expenses were higher as a result of the FAIC acquisition.   During 2018, we recognized additional rent expense of $280,000 due to building out our new headquarters location.  On October 15, 2018, we opened a new branch in Irvine, California.  In 2019 we opened one new branch in Queens, New York and closed one branch and administration center in Manhattan, New York.

Data processing.  Data processing expense increased $1.4 million in 2019.  This increase was primarily due to upgrading our infrastructure and also reflected the impact of increased processing costs incurred subsequent to the 2018 FAIC acquisition of approximately $350,000. Effective June 2019, the Company renegotiated its data processing master agreement with the vendor, under which the Company is allowed to offset future monthly data processing expenses up to approximately $2.2 million through January 2026.  Conversion expense associated with the FAIC acquisition is in the “other expenses” line item.

Legal and professional.  Legal and professional expense increased $118,000 in 2019. This increase in 2019 is due to increased auditing and internal control testing fees as the Company grows.  In 2018, our legal and professional fees increased substantially due to going public in 2017 and the increased accounting and control audits as well as the cost of the accounting work associated with the FAIC acquisition.

Office expenses.  Office expenses comprised of communications, postage, armored car, and office supplies, increased by $367,000 in 2019. The increase was primarily due to the addition of the locations in the New York region for a full year and to normal business activity.

Marketing and business promotion.  Marketing and business promotion expense increased $165,000, primarily due to our increase in CRA activities, including increased donations to qualifying non-profit organizations, plus beginning stages of promoting the Company’s presence in the New York City metropolitan area following the FAIC acquisition.

Insurance and regulatory assessments.  Insurance and regulatory assessments expense decreased by $51,000 to $900,000 in 2019 compared to $951,000 in 2018, following the FAIC acquisition in 2018.    Our FDIC insurance assessment was $386,000 in 2019 and $561,000 in 2018, a decrease of $175,000.  Our California DBO regulatory assessment increased by $17,000 from $131,000 for the year ended 2018 to $149,000 for year ended 2019. Our corporate insurance expenses (including directors and officers insurance and fidelity bond), was $360,000 for 2019 compared to $258,000 for 2018.

Amortization of intangibles. Amortization of intangibles totaled $1.5 million in 2019 as compared to $575,000 for 2018. The increase was due to the additional core deposit intangible asset of $6.7 million from the FAIC acquisition less continued amortization of the core deposit intangible asset associated with the acquisitions of FAIC and TomatoBank.

OREO expenses.  OREO expenses were $337,000 in 2019 and $24,000 in 2018.  The $313,000 increase was due to payments made for delinquent property taxes and construction costs incurred during the year ended 2019.

Merger expenses.  Merger expenses were $471,000 in 2019 compared to $1.7 million in 2018, following the October 2018 FAIC acquisition.  The 2019 expense includes $104,000 with respect to the PGB acquisition which closed in January 2020.

Other noninterest expenses.  Other expenses decreased by $42,000 from 2018, primarily due to the off-balance sheet liability provision expense of $137,000 in 2019 compared to $406,000 in 2018.   The off-balance sheet liabilities are comprised of loans, letters of credit and other commitments to lend.  The provision for off-balance sheet liabilities is a function of the volume of undisbursed loans and other loan commitments multiplied by a risk factor.  Other expense increases included a $204,000 increase in loan expenses and $249,000 decrease in director’s fees and expenses.

Income Tax Expense

Income tax expense was $16.1 million in 2019 compared to $10.1 million in 2018, an increase of $6.0 million or 59.5%.  The effective tax rate for 2019 was 29.2% and 21.8% for 2018.  Income tax expense for 2019 included a $78,000 benefit for stock options exercised and $3.9 million benefit for 2018.

The Company estimates that its effective tax rate for 2020 will be in the range of 30% and 32%. The estimated annual effective tax rate will vary depending upon tax-advantaged income, stock option exercises, and available tax credits.

Net Income

Net income increased $3.1 million to $39.2 million in 2019, compared to $36.1 million in 2018. The increase is primarily due to an increase in net interest income of $18.4 million due to the growth in earning assets as a result of the FAIC acquisition in late 2018, organic loan growth, an increase in non-interest income of $5.5 million and a $2.1 million decrease in the credit loss provision partially offset by a $16.8 million increase in non-interest expense.

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

Interest and fees on loans was $97.5 million in 2018 compared to $70.3 million in 2017. The $27.2 million, or 38.7%, increase in interest income on loans was primarily due to a 40.9% increase in the average balance of held for investment and held for sale loans outstanding partially offset by a 9 basis point decrease in the average yield on loans. The increase in the average balance of loans outstanding was primarily due to the FAIC acquisition plus organic growth in C&I, and SFR mortgage loans during 2018. The yield on the loan portfolio benefited from accretion income associated with purchase accounting discounts established on loans acquired in the FAIC and TomatoBank acquisitions. For the years ended December 31, 2018 and 2017, the reported yield on total loans was 5.78% and 5.74%, respectively. The impact of accretion income on our yield on total loans for the years ended December 31, 2018 and 2017 was to increase our reported yield on total loans by 0.13% and 0.37%, respectively. A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of CRE loans and SFR mortgages. The table on page 61 illustrates by loan type the accretion income for December 31, 2018, and 2017.

Interest income from our securities portfolio increased $945,000, or 67.2%, to $2.4 million in 2018. The increase in interest income on securities was primarily due to an increased average balance of $31.5 million, or 60.4%, and by an 11 basis point increase in the average yield on securities.

Interest income on our federal funds sold, cash equivalents and other investments decreased $125,000, or 5.1%, to $2.3 million in 2018. The decrease in interest income on these earning assets was primarily due to a decrease in the average balance of $78.6 million partially offset by a 151 basis point increase in average yield of cash equivalents.  The decrease in the average balance reflected utilization of these funds to higher yielding loans and securities.

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

Noninterest Income

Noninterest income decreased $359,000, or 2.7%, to $12.8 million in 2018 from $13.2 million in 2017.  The table on page 65 sets forth the major components of noninterest income for the years ended December 31, 2018 and 2017.

Service charges, fees and others. The increase in noninterest income from service charges, fees and other income was primarily from service charges on the additional transactional deposit accounts acquired in the FAIC acquisition.

Gain on sale of loans.  The gain on sales of loans decreased $2.2 million due primarily to a decreased amount of SBA loans sold, decreases in premiums on SBA loans and decreases in premiums on mortgage loans sold.  The lower premiums on SBA loans sold is a result of higher pre-payments on SBA loans.   The lower premiums on mortgage loans is due to increased 10-year Treasury rates in the third quarter of 2018 and changes in market conditions. The amounts of loans sold and gains on loans sold during 2018 and 2017 are set forth in the table on page 66.  The decline in SBA loans sold in 2018 reflected lower SBA originations and lower premiums, causing us to defer selling some loans.

Loan servicing income, net of amortization. Servicing income increased due to an increase in the volume of loans we are servicing.  SBA loan servicing income decreased due to the pre-payment of SBA loans sold.  The increase in the respective servicing portfolios reflects the growth in SFR loans in 2018.  The table on page 67 presents the servicing income and amount of loans serviced.

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

Gain on Sale of OREO.  Gain on Sale of OREO was zero in 2018 and $142,000 in 2017.  In 2017, the Company sold $540,000 in OREO property.

Noninterest Expense

Noninterest expense increased $13.0 million, or 47.1%, to $40.6 million in 2018 from $27.6 million in 2017. The table on page 67 sets forth the major components of our noninterest expense for the years ended December 31, 2018 and 2017.

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

Merger expenses.  Merger expenses were $1.7 million in 2018 compared to $37,000 in 2017, due to the FAIC acquisition.

Other noninterest expenses.  Other expenses increased $728,000 from 2017, primarily due to the off-balance sheet liability provision expense of $406,000 in 2018 compared to a recapture of $322,000 in 2017.   The off-balance sheet liabilities are comprised of loans, letters of credit and other commitments to lend.  The provision for off-balance sheet liabilities is a function of the volume of undisbursed loans and other loan commitments multiplied by a risk factor.

Income Tax Expense

Income tax expense was $10.1 million in 2018 compared to $21.3 million in 2017, a decrease of $11.2 million or 52.5%. The effective tax rate for the twelve months ended December 31, 2018 was 21.9% and 45.4% for the twelve months ended December 31, 2017.  Income tax expense for 2018 included the $3.9 million benefit for stock options exercised.

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

Net Income

Net income increased $10.6 million to $36.1 million in 2018, compared to $25.5 million in 2017. The increase is primarily due to an increase in net interest income of $18.3 million due to the growth in earning assets as a result of the FAIC acquisition, organic loan growth, and the $11.2 million decrease in income tax expense, partially offset by a $5.5 million increase in the credit loss provision, a $359,000 decrease in non-interest income and a $13.0 million increase in noninterest expense.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets were $2.8 billion as of December 31, 2019 and $3.0 billion as of December 31, 2018. We increased our loans held for investment by $54.9 million, primarily due to normal loan growth.  Organic loan growth increased mainly in CRE loans and SFR mortgages, partially offset by decreases in C&I, SBA and CRE loans. The decrease in SBA loans is primarily due to the Company selling more SBA loans than it was originating.  Our mortgage loans held for sale decreased by $326.3 million in 2019.  The increase in assets was funded by an increase in deposits of $105.0 million, and a $32.9 million increase in equity (primarily resulting from $39.2 million in net income, and $2.8 million in stock options exercised, less $3.2 million in repurchase of common stock and $3.2 million in dividends paid).

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

The following table sets forth the book value and percentage of each category of securities at December 31, 2019, 2018 and 2017. The book value for securities classified as available for sale is equal to fair market value and the book value for securities classified as held to maturity is equal to amortized cost.

	December 31, 2019		December 31, 2018		December 31, 2017
		% of		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Securities, available for sale, at fair value
U.S. government agency securities	$1,572	1.2%	$1,815	2.2%	$1,999	2.7%
SBA agency securities	4,691	3.5%	5,169	6.2%	5,817	7.8%
Mortgage-backed securities
Government sponsored agencies	19,171	14.3%	22,541	26.9%	26,212	35.0%
Collateralized mortgage obligations	11,654	8.7%	12,066	14.4%	13,003	17.3%
Commercial paper	69,899	52.0%	14,918	17.8%	14,918	19.9%
Corporate debt securities (1)	19,082	14.1%	17,253	20.6%	3,008	4.0%
Total securities, available for sale, at fair value	$126,069	93.8%	$73,762	88.1%	$64,957	86.7%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$3,505	2.6%	$4,290	5.1%	$4,295	5.7%
Tax-exempt municipal securities	4,827	3.6%	5,671	6.8%	5,714	7.6%
Total securities, held to maturity, at amortized cost	8,332	6.2%	9,961	11.9%	10,009	13.3%
Total securities	$134,401	100.0%	$83,723	100.0%	$74,966	100.0%

(1)	Comprised of corporate debt securities and financial institution subordinated debentures

The tables below set forth investment securities AFS and HTM for the periods presented.

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Available for sale
U.S government agency securities	$1,591	$—	$(19)	$1,572
SBA securities	4,671	42	(22)	4,691
Mortgage-backed securities
Government sponsored agencies	19,126	74	(29)	19,171
Collateralized mortgage obligations	11,641	38	(25)	11,654
Commercial paper	69,899	—	—	69,899
Corporate debt securities	18,801	281	—	19,082
	$125,729	$435	$(95)	$126,069
Held to maturity
Municipal taxable securities	3,505	$147	$—	$3,652
Municipal securities	4,827	153	—	4,980
	$8,332	$300	$—	$8,632.00
December 31, 2018
Available for sale
U.S. government agency securities	$1,873	$—	$(58)	$1,815
Mortgage-backed securities	5,354	—	(185)	5,169
Government sponsored agencies
Collateralized mortgage obligations	23,125	—	(584)	22,541
SBA securities	12,696	1	(631)	12,066
Commercial paper	14,918	—	—	14,918
Corporate debt securities	17,697	105	(549)	17,253
	$75,663	$106	$(2,007)	$73,762
Held to maturity
Municipal taxable securities	$4,290	$142	$—	$4,432
Municipal securities	5,671	1	(164)	5,508
	$9,961	$143	$(164)	$9,940

The weighted-average yield on the total investment portfolio at December 31, 2019 was 2.31% with a weighted-average life of 3.0 years. This compares to a weighted-average yield of 2.84% at December 31, 2018 with a weighted-average life of 5.2 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 18.9% of the securities in the total investment portfolio, at December 31, 2019, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2019, no U.S. government agency bonds are callable.

The table below shows the Company’s investment securities’ amortized cost and fair value by maturity in the following maturity groupings as of December 31, 2019.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
December 31, 2019
Government agency securities	$—	$—	$1,591	$1,572	$—	$—	$—	$—	$1,591	$1,572
SBA securities	—	—	714	725	3,957	3,966	—	—	4,671	4,691
Mortgage-backed securities
Government sponsored agencies	3,663	3,679	13,027	13,059	2,436	2,433	—	—	19,126	19,171
Collateralized mortgage obligations	—	—	9,288	9,265	2,353	2,389	—	—	11,641	11,654
Corporate debt securities	70,914	70,919	2,002	2,008	11,772	12,024	4,012	4,030	88,700	88,981
Total available for sale	$74,577	$74,598	$26,622	$26,629	$20,518	$20,812	$4,012	$4,030	$125,729	$126,069

Municipal taxable securities	$285	$289	$2,716	$2,784	$504	$579	$—	$—	$3,505	$3,652
Municipal securities	—	—	40	40	366	379	4,421	4,561	4,827	4,980
Total held to maturity	$285	$289	$2,756	$2,824	$870	$958	$4,421	$4,561	$8,332	$8,632

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and December 31, 2018. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the notes to the 2019 consolidated financial statements included in the Form 10-K. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months			Twelve Months or More			Total
	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
(dollars in thousands)	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
December 31, 2019
Government agency securities	$(19)	$1,572	2	$—	$—	—	$(19)	$1,572	2
SBA securities	(22)	1,469	2	—	—	—	(22)	1,469	2
Mortgage-backed securities
Government sponsored agencies	(5)	2,631	4	(24)	3,912	6	(29)	6,543	10
Collateralized mortgage obligations	(10)	5,738	3	(15)	953	2	(25)	6,691	5
Corporate debt securities	—	—		—	—	—	—	—	—
Total available for sale	$(56)	$11,410	11	$(39)	$4,865	8	$(95)	$16,275	19

Municipal securities	$—	$—	—	$—	$—	—	$—	$—	—
Total held to maturity	$—	$—	—	$—	$—	—	$—	$—	—

December 31, 2018
Government agency securities	$—	$—	—	$(58)	$1,815	2	$(58)	$1,815	2
SBA securities	—	—	—	(185)	5,169	4	(185)	5,169	4
Mortgage-backed securities
Government sponsored agencies	(11)	3,484	2	(573)	23,928	25	(584)	27,412	27
Collateralized mortgage obligations	—	—	—	(631)	12,065	8	(631)	12,065	8
Corporate debt securities	(61)	4,600	4	(488)	6,548	4	(549)	11,148	8
Total available for sale	$(72)	$8,084	6	$(1,935)	$49,525	43	$(2,007)	$57,609	49

Municipal securities	$(104)	$2,468	6	$(61)	$2,174	4	$(165)	$4,642	10
Total held to maturity	$(104)	$2,468	6	$(61)	$2,174	4	$(165)	$4,642	10

The Company did not record any charges for other-than-temporary impairment losses for the twelve months ended December 31, 2019 and 2018.

The Company has no individual investment security amounting to 10% or more of shareholders’ equity.

Following the FAIC merger in 2018, the Company sold $30.2 million in investment securities to rebalance the portfolio for asset/liability management purposes.

Loans

The loan portfolio is the largest category of our earning assets. At December 31, 2019, total loans, net of ALLL, totaled $2.2 billion.

The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31 for the past five years:

	As of December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	$	Mix %	$	Mix %	$	Mix %	$	Mix %	$	Mix %
Loans:
Commercial and industrial	$274,586	12.5	$304,084	14.2	$280,766	22.5	$203,843	18.4	$160,479	20.3
SBA	74,985	3.4	84,500	3.9	131,421	10.5	158,968	14.3	108,761	13.7
Construction and land development	96,020	4.4	113,235	5.3	91,908	7.4	89,409	8.1	67,593	8.5
Commercial real estate (1)	793,268	36.1	758,721	35.4	496,039	39.7	501,798	45.1	343,434	43.3
Mortgage loans held for investment	957,254	43.6	881,249	41.1	248,940	19.9	156,428	14.1	112,095	14.1
Other loans	821	—	226	0.1	—	—	—	—	—	—
Total loans (2)	2,196,934	100.0	2,142,015	100.0	1,249,074	100.0	1,110,446	100.0	792,362	100.0
Allowance for loan losses	(18,816)		(17,577)		(13,773)		(14,162)		(10,023)
Total loans, net	$2,178,118		$2,124,438		$1,235,301		$1,096,284		$782,339

(1)	Includes non-farm and non-residential real estate loans, multifamily residential and 1-4 family SFR loans originated for a business purpose
(2)	Net of discounts and deferred fees and costs

Net loans held for investment increased $54.9 million, or 2.56%, to $2.2 billion at December 31, 2019 as compared to $2.1 billion at December 31, 2018. The increase in net loans primarily resulted from organic growth of $76.0 million in SFR mortgages and $34.5 million in CRE loans, which were partially offset by decreases in commercial and industrial loans of $29.5 million, construction and land development loans of $17.2 million and SBA loans of $9.5 million.

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

We originate commercial and industrial lines of credit, term loans, mortgage warehouse lines and international trade discounts which totaled $274.6 million as of December 31, 2019 and $304.1 million at December 31, 2018. The interest rate on these loans are generally Wall Street Journal Prime or Prime rate based.

We purchase shared national credits for the purpose of deploying our excess capital. These loans consist of large syndicated loans to companies with stable credit ratings. We limit these type of loans to 10% of our total loans. These loans are floating rate loans based on LIBOR. The shared national credit portfolio totaled $53.8 million as of December 31, 2019 and $84.7 million as of December 31, 2018.

In prior years, we have originated purchase receivables as a cash management tool. These loans are to large companies with investment grade bond and commercial paper ratings and the purchased receivables are managed through our investment policy.  We limit purchased receivables to 45% of our securities portfolio and 45% of our Tier 1 capital. We had no purchased receivables at December 31, 2019 and December 31, 2018.

We also purchase subordinated debentures in our securities portfolio. We decide whether to treat the debenture as a loan or a security based on the liquidity of the asset. We determine liquidity by the size of the offering and by whether the security can be held in electronic form. We purchase subordinated debentures of other community banks in limited amounts not to exceed $1.0 million by individual issuer and not more than $10.0 million in total. Most of these loans have a fixed rate for five years then float to LIBOR. The total community bank subordinated debenture portfolio amounted to $4.5 million at December 31, 2019 and $3.5 million at December 31, 2018, which are classified as loans as of December 31, 2019 and 2018. We started this program after we started issuing our long-term debt in March 2016 in order to offset a portion of the interest rate risk on the long-term debt that we issued.

Our trade finance unit supplies financial needs to many of our core customers including trade financing needs for many of our commercial and industrial loan customers. The unit provides international letters of credit, SWIFT, export advice, trade finance discounts and foreign exchange. Our trade finance area has a correspondent relationship with many of the largest banks in China, Taiwan, Vietnam, Hong Kong and Singapore. All of our international letters of credit, SWIFT, export advice and trade finance discounts are denominated in U.S. currency, and all foreign exchange is issued through a major bank that is also denominated in U.S. currency. As a result, we and our clients are not subject to foreign currency fluctuations, and, therefore, we do not have a need to engage in transactions designed to hedge against foreign currency fluctuations and risk.

C&I loans decreased $29.5 million, or 9.7%, to $274.6 million as of December 31, 2019 compared to $304.1 million at December 31, 2018. This decrease resulted primarily from a decrease in shared national credits of $30.7 million, a decrease in mortgage warehouse lines, and a decrease in purchased receivables.

CRE loans. CRE loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR loans originated for a business purpose. The interest rate for the majority of these loans are Prime based and have a maturity of five years or less except for the SFR loans originated for a business purpose which may have a maturity of one year. At December 31, 2019, approximately 21.72% of the CRE portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value, or LTV is 75% for CRE loans. The total CRE portfolio totaled $793.3 million at December 31, 2019 and $758.7 million as of December 31, 2018, of which $177.3 million and $178.2 million, respectively, are secured by owner occupied properties. The multi-family residential loan portfolio totaled $235.8 million as of December 31, 2019 and $215.1 million as of December 31, 2018. The SFR loan portfolio originated for a business purpose totaled $19.2 million as of December 31, 2019 and $35.7 million as of December 31, 2018.

C&D loans. Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. These loans are typically Prime based and have maturities of less than 18 months. Our loan-to-value policy limits are 75% for construction and land development loans.  C&D loans decreased $17.2 million or 15.2%, to $96.0 million at December 31, 2019 as compared to $113.2 million at December 31, 2018. This decrease was primarily due to loan repayments exceeding loan originations.  As of December 31, 2019 and 2018, our real estate construction loan portfolio was divided among the foregoing categories as shown in the table below.

	As of December 31, 2019		As of December 31, 2018		Increase (Decrease)
(dollars in thousands)	$	Mix %	$	Mix %	$	%
Residential construction	$60,749	63.3	$73,152	64.6	$(12,403)	-17.0
Commercial construction	29,871	31.1	34,209	30.2	(4,338)	-12.7
Land development	5,400	5.6	5,874	5.2	(474)	-8.1
Total C&D loans	$96,020	100.0	$113,235	100.0	$(17,215)	-15.2

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

We originate SBA loans through our branch staff, loan officers and through SBA brokers. For 2019, $10.7 million or 38.5% of SBA loan originations were produced by branch staff and loan officers. The remaining $17.1 million was referred to us through SBA brokers.

As of December 31, 2019 our SBA portfolio totaled $75.0 million of which $14.5 million is guaranteed by the SBA and $60.5 million is unguaranteed, of which $57.6 million is secured by real estate and $2.9 million is unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral. As of December 31, 2018, $29.2 million or 48.3% is secured by hotel/motels; $8.9 million or 14.7% by gas stations; and $22.4 million or 37.0% in other real estate types. We further analyze the unguaranteed portfolio by location. As of December 31, 2019, $22.8 million or 37.6% is located in California; $4.9 million or 8.0% is located in Nevada; $6.6 million or 10.9% is located in Texas; $9.6 million or 15.8% is located in Washington; $3.2 million or 5.2% is located in New York; and $13.5 million or 22.5% is located in other states.

SBA loans decreased $9.5 million, or 11.3%, to $75.0 million at December 31, 2019 compared to $84.5 million at December 31, 2018. This decrease was primarily due to loan sales of $28.8 million, offset by $14.8 million in originations in 2019.  In 2017, we began selling SBA loans quarterly, whereas previously, we primarily sold SBA loans annually in November of each year.

SFR real estate loans. We originate mainly non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel. The loan product is a five- or seven-year hybrid adjustable mortgage which re-prices between five or seven years to the one-year CMT plus 2.50%.  The start rate for the five-year hybrid in the Eastern region is 5.50%-5.875% plus 0%-1% in points.  In the Western region we offer a seven-year hybrid and the start rate is 5.50%.  As of December 31, 2019, the average loan-to-value of the portfolio was 57.3%, the average FICO score was 760 and the average duration of the portfolio was approximately 4.0 years. We also offer qualified SFR mortgage loans as a correspondent to a national financial institution.

We originate these non-qualified SFR mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationships with us. During 2019, we originated $250.8 million of such loans through our retail channel, and $109.9 million through our wholesale and correspondent channel. We sell many of these non-qualified SFR mortgage loans to other Asian-American banks, FNMA and private investors. Our loan sales to date have been primarily to three banks and to FNMA, we are expanding our network of banks who will purchase our SFR loan product.

Except for SFR loans sold to FNMA (which are discussed below), the loans are sold with no representation or warranties and with a replacement feature for the first 90-days if the loan pays off early. As a condition of the sale, the buyer must have the loans audited for underwriting and compliance standards.

During 2019, we originated $360.7 million of SFR mortgage loans and sold $281.4 million to other banks in our market. SFR real estate loans include home equity loans acquired both in the LANB and FAIC acquisitions. As of December 31, 2019, we had a total of $6.9 million of home equity loans. Total SFR mortgages increased $76.0 million, or 8.6%, to $957.3 million as of December 31, 2019 as compared to $881.2 million at December 31, 2018.

In addition, our SFR mortgage lending unit originates mortgage warehouse lines to our correspondents. These loans are managed in our commercial and industrial lending unit and totaled $46.7 million as of December 31, 2019 and $19.7 million as of December 31, 2018.

In our Eastern region, we originate 15-year and 30-year conforming mortgages, which are sold directly to FNMA within 7 days of funding.

SFR real estate loans held for investment, which include $6.9 million of home equity loans, increased $68.7 million, or 7.7%, to $957.3 million as of December 31, 2019 as compared to $881.2 million as of December 31, 2018. In addition, loans held for sale decreased $326.3 million or 75.1% to $108.2 million as of December 31, 2019 compared to $434.5 million December 31, 2018.  During 2020, management plans to maintain a portfolio of mortgage loans held for sale in a range of $120-150 million.  The portfolio of loans held for sale will fluctuate month-to-month as the portfolio increases and is sold.

The loan maturities in the table below are based on contractual maturities as of December 31, 2019.  As is customary in the banking industry, loans that meet underwriting criteria can be renewed by mutual agreement between us and the borrower.  Because we are unable to estimate the extent to which our borrowers will renew their loans, the table is based on contractual maturities.  As a result, the data shown below should not be viewed as an indication of future cash flows.

(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Construction & Land Development
Fixed Rate	$—	$—	$—	$—	$—
Floating Rate	90,531	5,489	—	—	96,020
Commercial & Industrial
Fixed Rate	15,586	958	1,988	1,199	19,731
Floating Rate	154,676	29,584	50,183	20,412	254,855
Commercial Real Estate
Fixed Rate	5,752	82,167	78,678	5,701	172,298
Floating Rate	63,735	104,378	71,486	381,371	620,970
SBA
Fixed Rate	3	—	—	1,313	1,316
Floating Rate	2	122	91	73,454	73,669
SFR Mortgage
Fixed Rate	459	—	4,434	945,215	950,108
Floating Rate	(178)	—	496	6,828	7,146
Other
Fixed Rate	75	144	602	—	821
Floating Rate	—	—	—	—	—
Total Loans	$330,641	$222,842	$207,958	$1,435,493	$2,196,934

Fixed Rate	$21,875	$83,269	$85,702	$953,428	$1,144,274
Floating Rate	308,766	139,573	122,256	482,065	1,052,660
Total Loans	$330,641	$222,842	$207,958	$1,435,493	$2,196,934
Allowance for loan losses					(18,816)
Net Loans					$2,178,118
Mortgage loans held for sale					$108,194

Mortgage loans are 5/1 or 7/1 hybrids and will float after the initial fixed rate period.

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

With our acquisitions of FAB and VCBB, we acquired $16.7 million contractual amount due with a fair value of $9.7 million of PCI loans. There were no outstanding balance and carrying amount of PCI loans as of December 31, 2019 and December 31, 2018, respectively. For these PCI loans, the Company did not record an ALLL for 2019 or 2018 as there were no significant reductions in the expected cash flows.

Analysis of the ALLL. The following table allocates the ALLL, or the allowance, by category:

	As of December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Loans:
C&I	$2,736	1.00	$3,112	1.02	$3,014	1.07	$2,581	1.27	$2,483	1.55
SBA	852	1.14	1,027	1.22	1,030	0.78	3,345	2.10	1,616	1.49
C&D	1,268	1.32	1,500	1.32	1,214	1.32	1,206	1.35	835	1.24
CRE (2)	7,668	0.97	6,449	0.85	4,925	0.99	5,952	1.19	3,672	1.07
SFR mortgages	6,182	0.65	5,489	0.62	3,170	1.27	1,078	0.69	1,417	1.26
Other	9	1.10	—	—	—	—	—	—	—	—
Unallocated	101	—	—	—	420	—	—	—	—	—
Allowance for loan losses	$18,816	0.86	$17,577	0.82	$13,773	1.10	$14,162	1.28	$10,023	1.26

(1)	Represents the percentage of the allowance to total loans in the respective category.
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and SFR loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $5.1 million at December 31, 2019 and $9.2 million at December 31, 2018.

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

Credit-discount on loans purchased through acquisition. Purchased loans are recorded at market value in two categories, credit discount and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of December 31, 2019 and December 31, 2018. We have recorded additional reserves of $1.3 million due to the credit discounts on the bank acquisitions being less than the analysis for loan losses on those acquisitions as of December 31, 2019.

	As of December 31,
(dollars in thousands)	2019	2018
C&I	$37	$105
SBA	42	50
CRE	1,657	3,369
SFR mortgages	3,573	4,536
Total credit discount on purchased loans	$5,309	$8,060
Total remaining balance of purchased loans through acquisition	$579,329	$758,853
Credit-discount to remaining balance of purchased loans	0.92%	1.06%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance.  Net charge-offs to average loans were 0.05% and 0.05% for the twelve months ended December 31, 2019 and 2018, respectively.

The ALLL was $18.8 million at December 31, 2019 compared to $17.6 million at December 31, 2018. The $1.2 million increase in 2019 was primarily due to loan growth and a $9.9 million increase in non-performing loans, partially offset by lower qualitative factors as we have decreased our concentration in CRE and SFR mortgage loans.

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

The following table provides an analysis of the ALLL, provision for credit losses and net charge-offs for the years 2015 to 2019:

	Years Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Balance, beginning of period	$17,577	$13,773	$14,162	$10,023	$8,848
Charge-offs:
C&I	—	—	—	—	—
SBA	(1,093)	—	(83)	(835)	(422)
C&D	—	—	—	—	—
CRE	(166)	(701)	—	—	—
Total charge-offs	(1,259)	(701)	(83)	(835)	(422)
Recoveries:
C&I	—	36	—	—	—
SBA	108	—	747	—	11
CRE	—	—	—	—	200
Total recoveries	108	36	747	—	211
Net (charge-offs)/recoveries	(1,151)	(665)	664	(835)	(211)
Provision for (recapture of) loan losses	2,390	4,469	(1,053)	4,974	1,386
Balance, end of period	$18,816	$17,577	$13,773	$14,162	$10,023
Total loans at end of period (1)	$2,196,934	$2,142,015	$1,249,074	$1,110,446	$792,362
Average loans(2)	2,112,933	1,456,480	1,151,965	1,080,448	755,636
Net charge-offs (recoveries) to average loans	0.05%	0.05%	-0.06%	0.08%	0.03%
Allowance for loan losses to total loans	0.86%	0.82%	1.10%	1.28%	1.26%
Credit-discount on loans purchased through acquisition	$5,309	$8,060	$1,689	$5,124	$877

(1)	Total loans are net of discounts and deferred fees and costs.
(2)	Excludes loans held for sale

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

	As of December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Troubled debt restructured loans:
C&I	$—	$—	$—	$—	$80
SBA	45	58	—	—	185
C&D	264	276	289	303	315
CRE	1,472	2,033	2,131	2,253	1,168
SFR mortgages	—	—	—	—	—
Total troubled debt restructured loans	1,781	2,367	2,420	2,556	1,748
Non-accrual loans:
C&I	—	—	—	—	—
SBA	9,378	914	155	3,577	4,365
C&D	—	—	—	—	—
CRE	725	—	—	—	—
SFR mortgages	1,334	—	—	—	—
Total non-accrual loans	11,437	914	155	3,577	4,365
Loans past due 90 days or more, still accruing:	—	—	—	—	—
Total non-performing loans	13,218	3,281	2,575	6,133	6,113
OREO	293	1,101	293	833	293
Nonperforming assets	$13,511	$4,382	$2,868	$6,966	$6,406
Nonperforming loans to total loans	0.60%	0.15%	0.21%	0.55%	0.77%
Nonperforming assets to total assets	0.48%	0.15%	0.17%	0.50%	0.63%

The $9.9 million increase in nonperforming loans at December 31, 2019 was primarily due to the addition of three SFR mortgage loans for $1.3 million, two CRE loan for $1.2 million and six SBA loans for $9.4 million, partially offset by the maturity of a $1.0 million commercial real estate TDR loan and a $1.0 million SBA loan transferred to OREO and sold.

Our 30-89 day delinquent loans decreased to $4.4 million as of December 31, 2019, compared to $4.7 million at December 31, 2018.

We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2019 and December 31, 2018 while the loans were in nonaccrual status. We recognized interest income on loans modified under troubled debt restructurings of $128,000 and $260,000 during the years ended December 31, 2019 and December 31, 2018, respectively.

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

Cash and Cash Equivalents. Cash and cash equivalents increased $34.1 million, or 23.1%, to $181.8 million as of December 31, 2019 as compared to $147.7 million at December 31, 2018.

Goodwill and Other Intangible Assets. Goodwill was $58.6 and $58.4 million at December 31, 2019 and 2018, respectively. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired.  The $180,000 increase in 2019 was due to a loan fair value adjustment.  Our other intangible assets, which consist of core deposit intangibles, were $6.1 million and $7.6 million at December 31, 2019 and December 31, 2018. These core deposit intangible assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 3 to 10 years.

On October 15, 2018, we completed the FAIC acquisition.  FAIC, and its subsidiary FAIB provided commercial and retail banking services primarily to Asian-Americans through eight branches in the metro New York City area.

We acquired FAIC for $34.8 million in cash and $69.6 million in RBB common stock. The identifiable assets acquired of $850.3 million and liabilities assumed of $774.0 million were recorded at fair value. The identifiable assets acquired included the establishment of a $6.7 million core deposit intangible, which is being amortized on an accelerated basis over 10 years.  Based upon the acquisition date fair values of the net assets acquired, we recorded $28.4 million of goodwill in our consolidated balance sheet.

Liabilities. Total liabilities decreased $218.4 million to $2.4 billion, or 8.4%, at December 31, 2019 from $2.6 billion at December 31, 2018, primarily due to a $46.7 million decrease in brokered deposits and a $319.5 million decrease in FHLB advances, partially offset by a $126.7 million increase other time deposits.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis.  We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2019, the Bank considers $1.9 billion or 85.5% of our deposits as core relationships.  As of December 31, 2019, our top ten deposit relationships totaled $322.9 million, of which two are related to directors and shareholders of the Company for a total of $75.3 million or 23.3% of our top ten deposit relationships. As of

December 31, 2019, our directors and shareholders with deposits over $250,000 totaled $123.9 million or 8.2% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates at December 31, 2019, 2018 and 2017:

	Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$421,174	—	$310,282	—	$221,425	—
Interest-bearing:
NOW	24,925	0.27	24,591	0.32	19,619	0.23
Savings	97,670	0.20	46,260	0.38	34,939	0.46
Money market	370,451	1.19	376,479	1.10	295,932	0.73
Time, less than $250,000	712,534	2.25	369,416	1.59	312,975	1.16
Time, $250,000 and over	566,810	2.35	400,046	1.67	369,482	1.16
Total interest-bearing	1,772,390	1.93	1,216,792	1.39	1,032,947	0.99
Total deposits	$2,193,564	1.56	$1,527,074	1.11	$1,254,372	0.82

The following table sets forth the maturity of non-core time deposits as of December 31, 2019:

	Maturity Within:
(dollars in thousands)	Three Months	After Three to Six Months	After Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$152,822	$193,020	$253,072	$6,717	$605,631
Wholesale deposits (1)	4,595	4,740	5,226	2,357	16,918
Time, brokered	33,948	30,741	—	2,400	67,089
Total	$191,365	$228,501	$258,298	$11,474	$689,638

(1)	Wholesale deposits are defined as time deposits under $250,000 originated through via internet rate line and/or through other deposit originators, and are considered non-core deposits.

We acquired time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits as of December 31, 2019 was $93.2 million or 4.1% of total deposits. The balances of such deposits as of December 31, 2018 were $132.2 million.

Total deposits increased $105.0 million to $2.2 billion at December 31, 2019 as compared to $2.1 billion at December 31, 2018, as a result of organic growth. As of December 31, 2019, total deposits were comprised of 20.4% noninterest-bearing demand accounts, 23.9% interest-bearing non-maturity deposit accounts and 55.7% of time deposits.

As of December 31, 2019, $141,000 in deposit overdrafts were reclassified as other loans.  As of December 31, 2018, the amount was $366,000.

Short-Term Borrowings. Short-term borrowings, such as federal funds purchased and FHLB advances, are used as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets, in addition to deposits. The weighted average interest rate on our short-term borrowings was 2.56% and 2.07% for the years ended December 31, 2019 and December 31, 2018, respectively.  The following table sets forth information on our short-term FHLB advances during the periods presented:

	Years Ended December 31, September 30,
(dollars in thousands)	2019	2018	2017
Outstanding at period-end	$—	$319,500	$25,000
Average amount outstanding	$—	$124,990	$4,603
Maximum amount outstanding at any month-end	$364,500	$319,500	$25,000
Weighted average interest rate:
During period	2.56%	2.07%	0.78%
End of period	0.00%	2.56%	0.51%

Long-Term Debt. Long-term debt consists of subordinated notes.  As of December 31, 2019 the amount of subordinated notes outstanding was $104.0 million as compared to $103.7 million at December 31, 2018.

In March and April 2016, we issued an aggregate of $50.0 million of subordinated notes for aggregate proceeds of $49.4 million. The subordinated notes have a maturity date of April 1, 2026 at a fixed rate of 6.5% for the first five years and a floating rate based on the three-month London Interbank Offered Rate (LIBOR) plus 516 basis points thereafter. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt.

In November 2018, the Company issued $55.0 million in fixed-to-floating rate subordinated notes due December 1, 2028.  The Notes bear a fixed rate of 6.18% for the first five years and will reset quarterly thereafter to the then-current three-month LIBOR rate plus 315 basis points.  The Notes were assigned an investment grade rating of BBB by the Kroll Bond Rating Agency, Inc.  Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt.

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

Subordinated Debentures. In 2016, Bancorp acquired $5.2 million of subordinated debentures as part of the TFC acquisition (TFC Trust) and recorded them at fair value of $3.3 million. The fair value adjustment is being accreted over the remaining life of the securities.  These debentures mature on March 15, 2037 and have a variable rate of interest equal to the three-month LIBOR plus 1.65%.

In October 2018, the Company, through the acquisition of FAIC, acquired the FAIC Trust. The FAIC Trust issued  thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7,000,000 to an independent investor, and all of its common securities, amounting to $217,000, financed by the issuance of $7.2 million of debentures.  There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at December 31, 2019 was 4.14%.

As of December 31, 2019 and December 31, 2018, we had $9.7 million and $9.5 million, respectively, of subordinated debentures from both the TFC and FAIC acquisitions

In July 2017, British banking regulators announced plans to eliminate the LIBOR rate by the end of 2021, before these subordinated notes and debentures mature.  For these subordinated notes and debentures, there are provisions for amendments to establish a new interest rate benchmark.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available for sale investment securities.

Shareholders’ equity increased $33.1 million, or 8.8%, to $407.7 million during 2019 due to $39.2 million of net income, $2.8 million of additional paid in capital from the exercise of stock options and $1.6 million increase in other comprehensive income, partially offset by $8.0 million of cash dividends declared during the year and $3.2 from the repurchase of shares of the Company’s common stock. The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on available for sale securities.

In July 2017, we completed our initial public offering of 3,750,000 shares at a price to the public of $23.00 per share and a total gross proceeds of $86,250,000.  Bancorp sold 2,857,756 shares and selling shareholders sold 892,244 shares of Bancorp’s common stock. The offering resulted in gross proceeds to Bancorp of approximately $65.7 million.  The increase to capital net of expenses was approximately $60.2 million.

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

As of December 31, 2019 and December 31, 2018, we had $49.0 million of unsecured federal funds lines, with no amounts advanced against the lines as of such dates.  In addition, lines of credit from the Federal Reserve Discount Window at December 31, 2019 and December 31, 2018 were $14.3 million and $14.0 million, respectively.  Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $28.7 million and $25.8 million as of December 31, 2019 and December 31, 2018, respectively. We did not have any borrowings outstanding with the Federal Reserve at December 31, 2019 and December 31, 2018 and our borrowing capacity is limited only by eligible collateral.

At December 31, 2019 there were no FHLB advances outstanding and $319.5 at December 31, 2018.  Based on the values of loans pledged as collateral, we had $636.5 million and $119.9 million of additional borrowing capacity with the FHLB as of December 31, 2019 and December 31, 2018, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of December 31, 2018 and December 31, 2017.  Bancorp is exempt from minimum risk-based and leverage capital requirements so long as its assets do not exceed $3 billion.  The Bank exceeded all regulatory capital requirements under Basel III and was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at December 31, 2019	Ratio at December 31, 2018	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	12.89%	11.80%	N/A	N/A	N/A
Bank	15.23%	13.66%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk- Based Capital Ratio (1)
Consolidated	17.16%	15.28%	N/A	N/A	N/A
Bank	20.87%	18.17%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	17.65%	15.74%	N/A	N/A	N/A
Bank	20.87%	18.17%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	23.82%	21.71%	N/A	N/A	N/A
Bank	21.86%	19.07%	8.00%	10.50%	10.00%

(1)	The common equity tier 1 risk-based ratio, or CET1, is a ratio created by the Basel III regulations beginning January 1, 2015.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at December 31, 2019:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,252,685	$—	$—	$—	$1,252,685
Time deposits	1,215,913	34,863	1,909	—	1,252,685
Long-term debt	—	—	—	102,301	102,301
Subordinated debentures	—	—	—	12,372	12,372
Leases	5,603	8,826	5,459	8,998	28,886
Total contractual obligations	$2,474,201	$43,689	$7,368	$123,671	$2,648,929

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

(dollars in thousands)	December 31, 2019	December 31, 2018
Tangible common equity:
Total shareholders' equity	$407,690	$374,621
Adjustments
Goodwill	(58,563)	(58,383)
Core deposit intangible	(6,100)	(7,601)
Tangible common equity	$343,027	$308,637
Tangible assets:
Total assets-GAAP	$2,788,535	$2,974,002
Adjustments
Goodwill	(58,563)	(58,383)
Core deposit intangible	(6,100)	(7,601)
Tangible assets:	$2,723,872	$2,908,018
Common shares outstanding	20,030,866	20,000,022
Tangible common equity to tangible assets ratio	12.59%	10.61%
Tangible book value per share	$17.12	$15.43

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

	As of
(dollars in thousands)	December 31, 2019	December 31, 2018

Adjusted core deposit to total deposit ratio:
Core deposits (1)	$1,651,678	$1,670,572
Adjustments to core deposits:
CDs > $250,000 considered core deposits (2)	446,968	468,773
Less brokered deposits considered non-core	(67,089)	(113,832)
Less internet deposits < $250,000 considered non-core (3)	(26,025)	(18,286)
Less other deposits not considered core (4)	(60,719)	(52,002)
Adjusted core deposits	1,944,813	1,955,225
Total deposits	$2,249,061	$2,144,041
Adjusted core deposits to total deposits ratio	86.47%	91.19%

(1)	Core deposits comprise all demand and savings deposits of any amount plus time deposits less than $250,000.
(2)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.
(3)	Comprised of internet and outside deposit originator time deposits less than $250,000 which are not considered core deposits.
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

	As of
(dollars in thousands)	December 31, 2019	December 31, 2018
Non-core deposits (1)	$597,382	$473,469
Adjustment to Non-core deposits
CDs > $250,000 considered core deposits (2)	(446,968)	(468,773)
Brokered deposits	67,089	113,832
Internet deposits considered non-core (3)	26,025	18,286
Other deposits not considered core	60,719	52,002
Adjusted non-core deposits	304,247	188,816
Short term borrowings outstanding	—	319,500
Adjusted non-core liabilities (A)	304,247	508,316
Short term assets (4)	71,303	148,285
Adjustment to short term assets:
Purchased receivables with maturities less than 90-days	—	—
Adjusted short term assets (B)	71,303	148,285
Net non-core funding (A-B)	$232,944	$360,031
Total earning assets	$2,587,093	$2,808,803
Adjusted net non-core funding dependency ratio	9.00%	12.82%

(1)	Non-core deposits are time deposits greater than $250,000
(2)	Time deposits to core customers over $250,000
(3)	Internet and outside deposit originator time deposits less than $250,000
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

Our asset liability committee (“ALCO”) establishes broad policy limits with respect to interest rate risk. ALCO establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO meets monthly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
December 31, 2019:
Dollar change	4,224	5,034	$5,568	$11,629
Percent change	4.69%	5.59%	6.18%	12.91%
December 31, 2018:
Dollar change	9,392	3,706	508	806
Percent change	9.56%	3.77%	0.52%	0.82%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models gradual −200, −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

We are within board policy limits for the +/-100 and +/-200 basis point scenarios. The NII at Risk reported at December 31, 2019, projects that our earnings are expected to be neutral to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets __increased resulting in a position shift from neutral to slightly asset sensitive.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
December 31, 2019:
Dollar change	$(73,739)	$(45,290)	$298	$485
Percent change	-17.48%	-10.74%	0.07%	0.11%
December 31, 2018:
Dollar change	(117,375)	(57,011)	(1,852)	(6,558)
Percent change	-28.33%	-13.76%	-0.45%	-1.58%

The EVE results included in the table above reflect the analysis used quarterly by management.  It models immediate −200, −100, +100 and +200 basis point parallel shifts in market interest rates.

We are within board policy limits for the +100, +200 and -200 basis point scenarios, and slightly over board policy limits in the  −100 basis point scenario.   The EVE reported at December 31, 2019 projects that as interest rates increase immediately, the EVE position will be expected to stay nearly flat, and if interest rates were to decrease immediately, the EVE position will be expected to decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.  Management has developed a plan to bring the percent change in EVE into compliance with board policy within the next twelve months.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

RBB Bancorp and Subsidiaries
Los Angeles, California

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of RBB Bancorp and Subsidiaries (the Company) as of December 31, 2019, and the related consolidated statements of income, comprehensive income, change in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in 2013 Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company’s auditor since 2019.

Laguna Hills, California

March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

RBB Bancorp and Subsidiaries

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RBB Bancorp and Subsidiaries as of December 31, 2018 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows, for the each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of RBB Bancorp and Subsidiaries as of December 31, 2018, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to RBB Bancorp and Subsidiaries in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2008.

Rancho Cucamonga, California

March 27, 2019

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands, except for share amounts)

	2019	2018
Assets
Cash and due from banks	$114,763	$147,685
Federal funds sold and other cash equivalents	67,000	—
Cash and cash equivalents	181,763	147,685
Interest-earning deposits in other financial institutions	600	600
Securities:
Available for sale	126,069	73,762
Held to maturity (fair value of $8,632 and $9,940 at December 31, 2019 and December 31, 2018, respectively)	8,332	9,961
Mortgage loans held for sale	108,194	434,522
Loans held for investment:
Real estate	1,852,206	1,762,864
Commercial and other	349,391	387,474
Total loans	2,201,597	2,150,338
Unaccreted discount on acquired loans	(5,067)	(9,229)
Deferred loan costs (fees), net	404	906
Total loans, net of deferred loan fees	2,196,934	2,142,015
Allowance for loan losses	(18,816)	(17,577)
Net loans	2,178,118	2,124,438

Premises and equipment	16,813	17,307
Federal Home Loan Bank (FHLB) stock	15,000	9,707
Net deferred tax assets	2,326	4,642
Other real estate owned (OREO)	293	1,101
Cash surrender value of life insurance (BOLI)	34,353	33,578
Goodwill	58,563	58,383
Servicing assets	17,083	17,370
Core deposit intangibles	6,100	7,601
Accrued interest and other assets	34,928	33,345
Total assets	$2,788,535	$2,974,002

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands, except for share amounts)

	2019	2018
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$458,763	$438,764
Savings, NOW and money market accounts	537,490	579,247
Time deposits $250,000 and under	655,303	532,395
Time deposits over $250,000	597,382	593,635
Total deposits	2,248,938	2,144,041

Reserve for unfunded commitments	826	688
FHLB advances	—	319,500
Long-term debt, net of debt issuance costs	104,049	103,708
Subordinated debentures	9,673	9,506
Accrued interest and other liabilities	17,359	21,938
Total liabilities	2,380,845	2,599,381

Commitments and contingencies - Note 7 and 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 20,030,866 shares issued and outstanding at December 31, 2019 and 20,000,022 shares at December 31, 2018	290,395	288,610
Additional paid-in capital	4,938	5,659
Retained earnings	112,046	81,618
Non-controlling interest	72	72
Accumulated other comprehensive income (loss), net	239	(1,338)
Total shareholders’ equity	407,690	374,621
Total liabilities and shareholders’ equity	$2,788,535	$2,974,002

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except per share amounts)

	2019	2018	2017
Interest and dividend income:
Interest and fees on loans	$135,159	$97,480	$70,289
Interest on interest-earning deposits	1,785	1,002	940
Interest on investment securities	2,652	2,351	1,406
Dividend income on FHLB stock	1,079	650	472
Interest on federal funds sold and other	1,050	632	997
Total interest income	141,725	102,115	74,104
Interest expense:
Interest on savings deposits, now and money market accounts	4,886	4,408	2,382
Interest on time deposits	29,347	12,548	7,891
Interest on subordinated debentures and long-term debt	7,698	4,083	3,629
Interest on other borrowed funds	2,930	2,606	36
Total interest expense	44,861	23,645	13,938
Net interest income	96,864	78,470	60,166
Provision (recapture) for credit losses	2,390	4,469	(1,053)
Net interest income after provision (recapture) for credit losses	94,474	74,001	61,219
Noninterest income:
Service charges, fees and other	4,072	2,679	2,111
Gain on sale of loans	9,893	7,126	9,318
Loan servicing fees, net of amortization	3,383	850	722
Recoveries on loans acquired in business combinations	143	1,385	84
Unrealized gain on equity investments	147	—	—
Increase in cash surrender value of life insurance	775	797	824
Gain on sale of securities	7	5	—
(Loss) gain on sale of OREO	(106)	—	142
Gain on sale of fixed assets	6	—	—
	18,320	12,842	13,201
Noninterest expense:
Salaries and employee benefits	32,909	23,254	16,821
Occupancy and equipment expenses	9,750	4,554	2,940
Data processing	3,699	2,323	1,622
Legal and professional	1,832	1,714	331
Office expenses	1,257	890	679
Marketing and business promotion	1,308	1,143	837
Insurance and regulatory assessments	900	951	799
Core deposit premium	1,501	575	355
OREO expenses	337	24	28
Merger expenses	471	1,658	37
Other expenses	3,509	3,551	3,174
	57,473	40,637	27,623
Income before income taxes	55,321	46,206	46,797
Income tax expense	16,112	10,101	21,269
Net income	$39,209	$36,105	$25,528

Net income per share
Basic	$1.96	$2.11	$1.81
Diluted	1.92	2.01	1.68
Cash dividends declared per common share	0.40	0.35	0.38

Weighted-average common shares outstanding
Basic	20,017,306	17,151,222	14,078,281
Diluted	20,393,424	17,967,653	15,238,365

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, (In thousands)

	2019	2018	2017
Net income	$39,209	$36,105	$25,528

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Change in unrealized gains (losses)	2,248	(1,266)	(176)
Reclassification of gains recognized in net income	(7)	(5)	—
	2,241	(1,271)	(176)
Related income tax effect:
Change in unrealized (gains) losses	(666)	376	72
Reclassification of gains recognized in net income	2	—	—
	(664)	376	72

Total other comprehensive income (loss)	1,577	(895)	(104)

Total comprehensive income	$40,786	$35,210	$25,424

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017 (In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at January 1, 2016	12,827,803	$142,651	$8,417	$30,784	$—	$(267)	$181,585
Net income	—	—	—	25,528	—	—	25,528
Stock-based compensation	—	—	779	—	—	—	779
Cash dividend	—	—	—	(5,118)	—	—	(5,118)
Stock options exercised, net of expense recognized	223,334	3,066	(770)	—	—	—	2,296
Issuance of common stock, net of issuance costs of $5,518	2,857,756	60,210	—	—	—	—	60,210
Other comprehensive loss, net of taxes	—	—	—	—	—	(104)	(104)
Reclassification of stranded tax effects from change in tax rates				72	—	(72)	—
Balance at December 31, 2017	15,908,893	$205,927	$8,426	$51,266	$—	$(443)	$265,176

Net income	—	—	—	36,105	—	—	36,105
Stock-based compensation	—	—	684	—	—	—	684
Restricted stock awarded	43,425	—	—	—	—	—	—
Cash dividend	—	—	—	(5,753)	—	—	(5,753)
Stock options exercised	1,035,942	13,080	(3,451)	—	—	—	9,629
Issuance of common stock for acquisition	3,011,762	69,603	—	—	—	—	69,603
Non-controlling interest	—	—	—	—	72	—	72
Other comprehensive loss, net of taxes	—	—	—	—	—	(895)	(895)
Balance at December 31, 2018	20,000,022	$288,610	$5,659	$81,618	$72	$(1,338)	$374,621

Net income	—	—	—	39,209	—	—	39,209
Stock-based compensation	—	—	689	—	—	—	689
Restricted stock vested	—	425	(425)	—	—	—	—
Cash dividend	—	—	—	(8,033)	—	—	(8,033)
Stock options exercised, net of expense recognized	200,629	3,802	(985)	—	—	—	2,817
Repurchase of common stock	(169,785)	(2,442)	—	(748)	—	—	(3,190)
Other comprehensive income, net of taxes	—	—	—	—	—	1,577	1,577
Balance at December 31, 2019	20,030,866	$290,395	$4,938	$112,046	$72	$239	$407,690

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(In thousands)

	2019	2018	2017
Operating activities
Net income	$39,209	$36,105	$25,528
Adjustments to reconcile net income to net cash from
Operating activities:
Depreciation and amortization of premises, and equipment	1,914	1,833	525
Net accretion of securities, loans, deposits, and other	(2,845)	(1,754)	(4,801)
Unrealized gain on equity securities	(147)	—	—
Amortization of investment in affordable housing tax credits	900	644	316
Amortization of intangible assets	4,856	3,302	1,845
Provision (recapture) for loan losses	2,390	4,469	(1,053)
Stock-based compensation	689	684	779
Deferred tax benefit	1,503	(383)	5,083
Gain on sale of securities	(7)	(5)	—
Gain on sale of loans	(9,893)	(7,126)	(9,318)
Loss (gain) on sale of OREO	106	—	(142)
Gain on sale of fixed assets	(6)	—	—
Increase in cash surrender value of life insurance	(775)	(797)	(824)
Loans originated and purchased for sale, net	(77,514)	(413,450)	(254,629)
Proceeds from loans sold	521,594	301,894	265,497
Other items	(5,506)	(10,064)	(23)
Net cash provided by (used in) operating activities	476,468	(84,648)	28,783
Investing activities
Securities available for sale:
Purchases	(197,386)	(74,171)	(29,557)
Maturities, prepayments and calls	141,537	64,008	4,353
Sales	6,143	44,591	—
Securities held to maturity:
Maturities, prepayments and calls	1,590	—	1,100
Redemption of Federal Home Loan Bank stock	808	—	—
Purchase of Federal Home Loan Bank stock and other equity securities, net	(7,741)	(11,077)	(837)
Net increase of investment in qualified affordable housing projects	(2,598)	(1,911)	(5,000)
Net increase in loans	(161,426)	(366,415)	(218,897)
Proceeds from sales of OREO	1,053	—	257
Purchase of bank owned life insurance	—	—	(10,000)
Net cash paid in connection with acquisition	—	25,073
Proceeds from sale of fixed assets	17	—	—
Purchases of premises and equipment	(1,350)	(2,488)	(684)
Net cash used in investing activities	(219,353)	(322,390)	(264,446)
Financing activities
Net (decrease) increase in demand deposits and savings accounts	(21,758)	(9,807)	226,382
Net increase (decrease) in time deposits	126,627	186,588	(41,772)
Net (decrease) increase in FHLB advances	(319,500)	170,000	25,000
Cash dividends paid	(8,033)	(5,753)	(5,118)
Issuance of subordinated debentures, net of issuance costs	—	54,018	—
Issuance of common stock, net of issuance costs	—	—	60,210
Common stock repurchased, net of repurchased costs	(3,190)	—	—
Exercise of stock options	2,817	9,629	2,296
Net cash (used in) provided by financing activities	(223,037)	404,675	266,998
Net increase (decrease) in cash and cash equivalents	34,078	(2,363)	31,335
Cash and cash equivalents at beginning of period	147,685	150,048	118,713
Cash and cash equivalents at end of period	$181,763	$147,685	$150,048
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$45,702	$19,993	$13,848
Taxes paid	$14,470	$9,335	$16,935
Non-cash investing and financing activities:
Transfer of loan to available for sale securities	$—	$—	$1,000
Transfer from loans to other real estate owned	$974	$808	$—
Transfer of loans to held for sale, net	$107,859	$186,503	$165,651
Loan to facilitate OREO	$623	$104	$425
Net change in unrealized holding (loss) gain on securities available for sale	$2,241	$(1,271)	$(176)

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

NOTE 1 - BUSINESS DESCRIPTION

RBB Bancorp is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, Royal Business Bank ("Bank") and RBB Asset Management Company ("RAM"), collectively referred to herein as "the Company". At December 31, 2019, the Company had total assets of $2.8 billion, gross consolidated loans (held for investment and held for sale) of $2.3 billion, total deposits of $2.2 billion and total stockholders' equity of $407.7 million. On July 31, 2017, the Company completed its initial public offering of 3,750,000 shares at a price to the public of $23.00 per share. The Company’s stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

The Company generates its revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities. The Company also derives income from noninterest sources, such as fees received in connection with various lending and deposit services, loan servicing, gain on sales of loans and wealth management services. The Company’s principle expenses include interest expense on deposits and subordinated debentures, and operating expenses, such as salaries and employee benefits, occupancy and equipment, data processing, and income tax expense.

As part of the FAIC acquisition, the Company acquired FAIB Capital Corp. (FAICC) that was formed on January 29, 2014.  FAICC is a real estate investment trust subsidiary of the Bank.

The Company has completed five acquisitions from July 8, 2011 through October 15, 2018, including the acquisition of First American International Corp. (“FAIC”) and its wholly-owned subsidiary, First American International Bank (“FAIB”), in which the FAIC acquisition closed on October 15, 2018. FAIB operated three branches in Queens, two in Manhattan, and two in Brooklyn, New York with an operating center and loan production offices in Brooklyn and an administrative center in Manhattan.  As part of the FAIC acquisition, the Company acquired FAIB Capital Corp. (“FAICC”) that was formed on January 29, 2014.  FAICC is a real estate investment trust subsidiary of the Bank.  See Note 3 – Acquisition, for more information about the FAIC acquisition transactions. All of the Company’s acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.

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

In connection with the 2018 acquisition of FAIC, the Company acquired a real estate investment trust (“REIT”) as a subsidiary of the Bank and is a New York State corporation.  In addition to the REIT, the Company acquired four inactive subsidiaries:  FAIC Insurance Services (a New York corporation formed in 2006), P4G8, LLC, FAIB Reacquisitions I, LLC and FAIB REO Acquisition II, LLC.  FAIC Insurance services was dissolved in January 2020; the other three were dissolved in 2019.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  It is reasonably possible our estimate of the allowance for loan losses and the fair value of mortgage servicing rights could change as actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, term federal funds sold and interest-bearing deposits in other financial institutions with original maturities of less than 90 days.  Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits in other financial institutions.

Cash and Due from Banks

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The reserves required to be held as of December 31, 2019 and 2018 were $29.5 million and $24.5 million, respectively.  The Company maintains amounts in due from bank accounts, which may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

Interest-Bearing Deposits in Other Financial Institutions

Interest-bearing deposits in other financial institutions not included in cash and cash equivalents are carried at cost and generally mature in one year or less.

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

Management evaluates debt securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows; OTTI related to credit loss, which must be recognized in the income statement and; OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

Mortgage loans held for sale are generally sold with servicing rights retained.  The carrying value of mortgage loans sold is determined by reducing the amount allocated to the servicing right, when applicable.  Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loans sold.

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

Portfolio segments identified by the Company include real estate, commercial and other loans.  Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios, and financial performance.

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

Gains on sales of mortgage, SBA and CRE loans totaled $9.9 million, $7.1 million, and $9.3 million in 2019, 2018, and 2017, respectively.  Gains on sale of mortgage loans totaled $8.2 million, $4.3 million, and $3.7 million, and gains on sale of SBA loans totaled $1.5 million, $2.8 million, and $5.6 million in 2019, 2018, and 2017 respectively. Gains on sale of CRE totaled $152,000 in 2019 and none in 2018 and 2017.

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

Goodwill and Other Intangible Assets

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually.  The Company has selected December 31 as the date to perform the annual impairment test.  Goodwill amounted to $58.6 million and $58.4 million as of December 31, 2019 and 2018, respectively, and is the only intangible asset with an indefinite life on the balance sheet.  No impairment was recognized on goodwill during 2019 and 2018.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions.   CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years.  CDI was recognized in the 2013 acquisition of Los Angeles National Bank and in the 2016 acquisition of TFC Holding Company and in the 2018 acquisition of FAIC.  The unamortized balance as of December 31, 2019 and 2018 was $6.1 million and $7.6 million, respectively. Accumulated amortization as of December 31, 2019 and 2018 was $3.1 million and $1.6 million, respectively. CDI amortization expense was $1.5 million, $575,000, and $355,000 in 2019, 2018 and 2017, respectively.

Estimated CDI amortization expense for the next 5 years is as follows (dollars in thousands):

(dollars in thousands)
Year ending December 31:
2020	$1,285
2021	1,056
2022	879
2023	749
2024	638
Thereafter	1,493
Total	$6,100

Bank Owned Life Insurance

The Company has purchased life insurance policies on a select group of employees and directors.  Bank owned life insurance (“BOLI”) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.  Increases of the cash value of these policies, as well as insurance proceeds received, are recorded in the other noninterest income and are not subject to income tax for as long as they are held for the life of the covered employee and director.

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

The Company also owns equity investment in banker’s bank stock.  The Company adopted ASU 2016-01 on January 1, 2019, and elected the measurement alternative for measuring equity securities without readily determinable fair values at cost less impairment, plus or minus observable price changes in orderly transactions.  As of December 31, 2019, the carrying amount of equity securities without readily determinable fair values were $324,000 for PCBB and $100,000 for ACBB.  An estimated gain of $107,000 from PCBB and $40,000 from ACBB based on observable activity in these securities was recorded in the first quarter of 2019.

As of December 31, 2019 the Company had several CRA equity investments without readily determinable fair values in the amount of $11.8 million, and $10.0 million at December 31, 2018.

Stock-Based Compensation

Stock option compensation expense is calculated based on the fair value of the award at the grant date for those options expected to vest and is recognized as an expense over the vesting period of the grant using the straight-line method. The Company uses the Black-Scholes option pricing model to estimate the value of granted options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Restricted stock units are valued at the closing price of the Company’s stock on the date of the grant.  Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards.  This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally defined as the vesting period.  When the options are exercised, the Company’s policy is to issue new shares of stock. The Company’s accounting policy is to recognize forfeitures as they occur.

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

Retirement Plans

The Company established a 401(k) plan in 2010.  The Company contributed $570,000, $341,000, and $272,000 in 2019, 2018 and 2017, respectively.

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

Earnings Per Share ("EPS")

Basic and diluted EPS are calculated using the two-class method since the Company has issued share-based payment awards considered participating securities because they entitle holders the rights to dividends during the vesting term. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or “Update”) 2014-09, Revenue from Contracts with Customers (Topic 606).  This Update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services.  The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.  These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Our revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Accordingly, the majority of the Company’s revenues will not be affected.  In addition, the standard does not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the standard.  As an emerging growth company, the Company adopted ASU 2014-09 as of January 1, 2019, utilizing the modified prospective approach.    For the year ended December 31, 2019, the Company estimates approximately 21% of non-interest income (primarily fees on deposit accounts, other fees and other income)  is within the scope of this ASU, with approximately 79% out-of-scope (primarily gains on loan sales, BOLI income, net loan servicing income and letter of credit commissions). Refer to Note 20 - Revenue from Contracts with Customers.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).  Changes made to the current measurement model primarily affect the accounting for equity securities and readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  Investments in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock issued to member financial institutions are not subject to this guidance. Instead, FHLB and FRB stock would continue to be accounted for at cost less impairment under ASC 942-325-35-3. The ASU’s impairment guidance on equity investments for which fair value is not readily determinable also does not apply to FHLB or FRB stock. This Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and one year later for nonpublic business entities.  Based upon an evaluation of the guidance in ASU 2016-01 the Company determined the ASU will not have a material impact on the Company’s consolidated financial statements as the accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  The Company adopted this ASU as of January 1, 2019.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance.  The amendments in this Update are effective for annual periods beginning after December 15, 2020 and for interim periods beginning after December 15, 2021, for an emerging growth company as the effective date was deferred by the FASB.  The Company has several lease agreements which are currently considered operating leases and are therefore not included on the Company’s Consolidated Balance Sheets.  Under the new guidance the Company expects that some of the lease agreements will have to be recognized on the Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability.  Based upon a preliminary evaluation the Company expects that the ASU will have an impact on the Company’s Consolidated Balance Sheets.  The Company will continue to evaluate how extensive the impact will be under the ASU on the Company’s consolidated financial statements.  As of this Annual Report and with the Company’s current leases, we estimate the right-of-use asset and lease liability will be in the range of $25-30 million as of the expected January 1, 2023 adoption date.  The Company will continue to evaluate how extensive the impact will be under the ASU on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (Topic 326).  This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income.  The standard will replace today's "incurred loss" approach with an "expected loss" model.  The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures.  This includes, but is not limited to, loans, leases, held to maturity securities, loan commitments, and financial guarantees.  For available for sale (“AFS”) debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses.  In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.  ASU 2016-13 was originally effective for interim and annual reporting periods for an emerging growth company beginning after December 15, 2020.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).  The Company has begun its evaluation of the impact of the implementation of ASU 2016-13.   The implementation of the provisions of ASU 2016-13 will most likely impact the Company’s consolidated financial statements as to the level of reserves that will be required for credit losses.  The Company will continue to assess the potential impact that this Update will have on the Company’s consolidated financial statements. In October 2019, the FASB announced the delay in the effective date to January 1, 2023 for an EGC. The Company anticipates adopting this ASU 2016-13 on that date.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting.  The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees.  An entity should apply the requirements of Topic 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  For emerging growth companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update has the potential to only impact share-based payments to the Company’s non-employees.  This ASU will not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820):  Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits.  These disclosure requirements were removed from the topic:  (1) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements.  These disclosure requirements were modified:  (1) For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or  announced the timing publicly, and (2) the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.  The following disclosure requirements were added: (1) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.  In addition, the amendments eliminate “at a minimum” from the phrase “an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements”.  The amendments in this Update are effective for emerging growth companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date.  As an EGC, RBB adopted this Update on January 1, 2020.

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

In November 2019, the FASB issued ASU 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), Codification Improvements—Share-Based Consideration Payable to a Customer.  This ASU will affect companies that issue share-based payments (e.g., options or warrants) to their customers.  In June 2018, the FASB issued ASU 2018-07 that expanded the scope of Topic 718, Compensation—Stock Compensation, to include share-based payments to non-employees in exchange for goods and services. That ASU substantially aligned the accounting for share-based payments to non-employees and employees. However, it required share-based payments to nonemployee customers to be accounted for under Topic 606, Revenue from Contracts with Customers, as a reduction of revenue, similar to other sales incentives (such as coupons and rebates).  While that ASU provided guidance on the income statement classification of payments to customers (as a reduction of revenue), that ASU did not specify when to measure such awards or how to classify awards on the balance sheet (for example as a liability or as equity). To address diversity in these areas, the new guidance requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718. As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment.  ASU 2019-08 is effective for entities that have not yet adopted the amendments in ASU 2018-07, the amendments in ASU 2019-08 are effective for an emerging growth company in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  Similar to ASU 2018-07, this ASU will not have a material impact on the Company’s financial statements as the Company has not issued share-based payments to non-employees, except for non-employee members of the board of directors.

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), Effective Dates.  In July 2017, British banking regulators announced plans to eliminate the LIBOR rate by the end of 2021.  The purpose of the ASU is to facilitate the effects of reference rate reform on financial reporting.  It provides temporary, optional expedients and exceptions related to applying U.S. GAAP to contract modifications, hedging relationships, fair value hedges, and other transactions affected by reference rate reform.  The ASU applies only to contracts or hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform.  Regulators have established an Alternative Reference Rate Committee to assist with this change.  The Company has loans, long-term debt and subordinated debt that have interest rates that reference LIBOR. Of the Company’s $2.3 billion in total gross loans as of December 31, 2019, approximately 25% have a LIBOR based reference rate.  The Company has several LIBOR based debt issues, refer to Notes 9 and 10 of the consolidated financial statements.  The Company will continue to assess the potential impact that this ASU will have on the Company’s consolidated financial statements.

NOTE 3 – ACQUISITIONS

First American International Corp. Acquisition:

On October 15, 2018, the Company acquired all the assets and assumed all the liabilities of First American International Corp. in exchange for cash of $34.8 million and 3,011,762 shares of RBB common stocks, which was valued at $69.6 million in the aggregate on the date of acquisition. FAIC operated nine branches in the New York City metropolitan area. The Company acquired FAIC to strategically establish a presence in the New York area. Goodwill in the amount of $28.4 million was recognized in this acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill is not deductible for income tax purposes.

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

PGB Holdings Inc. and Pacific Global Bank Acquisition:

On January 10, 2020, we acquired PGB Holdings Inc. and its wholly-owned subsidiary, Pacific Global Bank (“PGB”), in an all-cash transaction for $32.9 million.  At the time of acquisition, PGB had approximately $217.6 million in total assets, $192.3 million in total deposits, and three branches in Chicago, Illinois.

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) securities and held to maturity (“HTM”) securities at December 31, 2019 and 2018, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,591	$—	$(19)	$1,572
SBA agency securities	4,671	42	(22)	4,691
Mortgage-backed securities- Government sponsored agencies	19,126	74	(29)	19,171
Collateralized mortgage obligations	11,641	38	(25)	11,654
Corporate debt securities	88,700	281	—	88,981
Total	$125,729	$435	$(95)	$126,069

Held to maturity
Municipal taxable securities	$3,505	$147	$—	$3,652
Municipal securities	4,827	153	—	4,980
Total	$8,332	$300	$—	$8,632

December 31, 2018
Available for sale
Government agency securities	$1,873	$—	$(58)	$1,815
SBA agency securities	5,354	—	(185)	5,169
Mortgage-backed securities- Government sponsored agencies	23,125	—	(584)	22,541
Collateralized mortgage obligations	12,696	1	(631)	12,066
Corporate debt securities	32,615	105	(549)	32,171
Total	$75,663	$106	$(2,007)	$73,762

Held to maturity
Municipal taxable securities	$4,290	$142	$—	$4,432
Municipal securities	5,671	1	(164)	5,508
Total	$9,961	$143	$(164)	$9,940

During 2019 and 2018 the Company sold $6.1 million and $44.6 million of securities, recognizing gross gains of $7,000 and $5,000, respectively. The Company did not sell any securities in 2017.

One security with a fair value of $627,000 and $697,000 was pledged to secure a local agency deposit at December 31, 2019 and December 31, 2018, respectively.

The amortized cost and fair value of the investment securities portfolio as of December 31, 2019 are shown by expected maturity below.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
December 31, 2019
Government agency securities	$—	$—	$1,591	$1,572	$—	$—	$—	$—	$1,591	$1,572
SBA securities	—	—	714	725	3,957	3,966	—	—	4,671	4,691
Mortgage-backed securities- Government sponsored agencies	3,663	3,679	13,027	13,059	2,436	2,433	—	—	19,126	19,171
Collateralized mortgage obligations	—	—	9,288	9,265	2,353	2,389	—	—	11,641	11,654
Corporate debt securities	70,914	70,919	2,002	2,008	11,772	12,024	4,012	4,030	88,700	88,981
Total available for sale	$74,577	$74,598	$26,622	$26,629	$20,518	$20,812	$4,012	$4,030	$125,729	$126,069

Municipal taxable securities	$285	$289	$2,716	$2,784	$504	$579	$—	$—	$3,505	$3,652
Municipal securities	—	—	40	40	366	379	4,421	4,561	4,827	4,980
Total held to maturity	$285	$289	$2,756	$2,824	$870	$958	$4,421	$4,561	$8,332	$8,632

The following table summarizes investment securities with unrealized losses at December 31, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
December 31, 2019
Government agency securities	$(19)	$1,572	2	$—	$—	—	$(19)	$1,572	2
SBA securities	(22)	1,469	2	—	—	—	(22)	1,469	2
Mortgage-backed securities- Government sponsored agencies	(5)	2,631	4	(24)	3,912	6	(29)	6,543	10
Collateralized mortgage obligations	(10)	5,738	3	(15)	953	2	(25)	6,691	5
Corporate debt securities	—	—	—	—	—	—	—	—	—
Total available for sale	$(56)	$11,410	11	$(39)	$4,865	8	$(95)	$16,275	19

December 31, 2018
Government agency securities	$—	$—	—	$(58)	$1,815	2	$(58)	$1,815	2
SBA securities	—	—	—	(185)	5,169	4	(185)	5,169	4
Mortgage-backed securities- Government sponsored agencies	(12)	1,640	1	(572)	20,901	23	(584)	22,541	24
Collateralized mortgage obligations	—	—	—	(631)	12,065	8	(631)	12,065	8
Corporate debt securities	(61)	4,600	4	(488)	6,548	4	(549)	11,148	8
Total available for sale	$(73)	$6,240	5	$(1,934)	$46,498	41	$(2,007)	$52,738	46

Municipal securities	$(104)	$2,468	6	$(60)	$2,174	4	$(164)	$4,642	10
Total held to maturity	$(104)	$2,468	6	$(60)	$2,174	4	$(164)	$4,642	10

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

A summary of the changes in the allowance for loan losses as of December 31 follows:

(dollars in thousands)	2019	2018	2017
Allowance for loan losses:
Beginning balance	$17,577	$13,773	$14,162
Additions (reductions) to the allowance charged to expense	2,390	4,469	(1,053)
Recoveries on loans charged-off	108	36	747
Less loans charged-off	(1,259)	(701)	(83)
Ending balance	$18,816	$17,577	$13,773

The following table presents the recorded investment in loans and impairment method as of December 31, 2019, 2018 and 2017 and the activity in the allowance for loan losses for the years then ended, by portfolio segment:

(dollars in thousands)
December 31, 2019	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning of year	$13,437	$4,140	$—	$—	$17,577
Provisions	1,847	433	9	101	2,390
Charge-offs	(166)	(1,093)	—	—	(1,259)
Recoveries	—	108	—	—	108
	$15,118	$3,588	$9	$101	$18,816
Reserves:
Specific	$—	$—	$—	$—	$—
General	15,118	3,588	9	101	18,816
	$15,118	$3,588	$9	$101	$18,816
Loans evaluated for impairment:
Individually	$3,795	$9,423	$—	$—	$13,218
Collectively	1,842,747	340,148	821	—	2,183,716
	$1,846,542	$349,571	$821	$—	$2,196,934

December 31, 2018	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning of year	$9,309	$4,044	$420	$13,773
Provisions	4,128	761	(420)	4,469
Charge-offs	—	(701)	—	(701)
Recoveries	—	36	—	36
	$13,437	$4,140	$—	$17,577
Reserves:
Specific	$—	$44	$—	$44
General	13,393	4,140	—	17,533
Loans acquired with deteriorated credit quality	—	—	—	—
	$13,437	$4,140	$—	$17,577
Loans evaluated for impairment:
Individually	$2,309	$972	$—	$3,281
Collectively	1,750,896	387,838	—	2,138,734
Loans acquired with deteriorated credit quality	—	—	—	—
	$1,753,205	$388,810	$—	$2,142,015

December 31, 2017	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning of year	$8,111	$6,051	$—	$14,162
Provisions	1,198	(2,671)	420	(1,053)
Charge-offs	—	(83)	—	(83)
Recoveries	—	747	—	747
	$9,309	$4,044	$420	$13,773
Reserves:
Specific	$—	$—	$—	$—
General	9,309	4,044	420	13,773
Loans acquired with deteriorated credit quality	—	—	—	—
	$9,309	$4,044	$420	$13,773
Loans evaluated for impairment:
Individually	$2,420	$155	$—	$2,575
Collectively	834,152	412,032	—	1,246,184
Loans acquired with deteriorated credit quality	315	—	—	315
	$836,887	$412,187	$—	$1,249,074

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

The risk category of loans by class of loans was as follows as of December 31, 2019 and 2018:

(dollars in thousands)		Special
December 31, 2019	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$95,756	$—	$—	$264	$96,020
Commercial real estate	767,603	5,353	18,115	2,197	793,268
Single-family residential mortgages	955,327	—	593	1,334	957,254
Commercial:
Commercial and industrial	265,178	4,078	5,330	—	274,586
SBA	61,496	189	3,877	9,423	74,985
Other:	821	—	—	—	821
	$2,146,181	$9,620	$27,915	$13,218	$2,196,934

December 31, 2018
Real estate:
Construction and land development	$112,959	$—	$—	$276	$113,235
Commercial real estate	743,123	7,069	6,496	2,033	758,721
Single-family residential mortgages	880,860	—	389	—	881,249
Commercial:
Commercial and industrial	295,226	6,286	2,798	—	304,310
SBA	79,057	—	4,471	972	84,500
	$2,111,225	$13,355	$14,154	$3,281	$2,142,015

The following table presents the aging of the recorded investment in past-due loans as of December 31, 2019 and 2018 by class of loans:

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non- Accrual
December 31, 2019	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$—	$—	$96,020	$96,020	$—
Commercial real estate	—	—	725	725	792,543	793,268	725
Single-family residential mortgages	1,454	1,560	450	3,464	953,790	957,254	1,334
Commercial:
Commercial and industrial	—	—	—	—	274,586	274,586	—
SBA	2,263	—	9,378	11,641	63,344	74,985	9,378
Other:	—	—	—	—	821	821	—
	$3,717	$1,560	$10,553	$15,830	$2,181,104	$2,196,934	$11,437
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$108,194	$108,194	$—

December 31, 2018
Real estate:
Construction and land development	$—	$—	$—	$—	$113,235	$113,235	$—
Commercial real estate	—	678	—	678	758,043	758,721	—
Single-family residential mortgages	1,548	950	—	2,498	878,751	881,249	—
Commercial:
Commercial and industrial	—	—	—	—	304,310	304,310	—
SBA	957	—	914	1,871	82,629	84,500	914
	$2,505	$1,628	$914	$5,047	$2,136,968	$2,142,015	$914
Real estate:
Single-family residential mortgages held for sale	$—	$458	$—	$458	$434,064	$434,522	$—

(1)	Included in total loans

Information relating to individually impaired loans presented by class of loans was as follows as of December 31, 2019, 2018 and 2017:

	Unpaid
(dollars in thousands)	Principal	Recorded	Average	Interest	Related
December 31, 2019	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$264	$264	$271	$24	$—
Commercial real estate	2,198	2,197	2,384	100	—
Residential mortgage loans	1,349	1,334	1,351	—	—
Commercial - SBA	9,423	9,423	10,791	4	—
With related allowance recorded
Commercial-SBA	—	—	—	—	—
Total	$13,234	$13,218	$14,797	$128	$—

December 31, 2018
With no related allowance recorded
Construction and land development	$276	$276	$283	$23	$—
Commercial real estate	2,033	2,033	2,126	134	—
Commercial - SBA	797	1,498	1,377	19	—
With related allowance recorded
Commercial-SBA	175	175	193	1	44
Total	$3,281	$3,982	$3,979	$177	$44
December 31, 2017
With no related allowance recorded
Construction and land development	$289	$289	$296	$16	$—
Commercial real estate	2,131	2,131	2,192	297	—
Commercial - SBA	155	155	78	15	—
Total	$2,575	$2,575	$2,566	$328	$—

No interest income was recognized on a cash basis as of December 31, 2019, 2018 and 2017.   We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2019 and December 31, 2018 while the loans were in nonaccrual status. We recognized interest income on loans modified under troubled debt restructurings ("TDR's") of $128,000 and $177,000 during the years ended December 31, 2019 and December 31, 2018, respectively.

The Company had four loans identified as troubled debt restructurings at December 31, 2019 and 2018, respectively.  There were no specific reserves allocated to the loans as of December 31, 2019 and 2018.  There were no commitments to lend additional amounts as of December 31, 2019 and 2018, respectively, to customers with outstanding loans that are classified as TDR's.

During the year ended December 31, 2019, the terms of certain loans were modified as TDR's.  The modification of the terms generally included loans where a moratorium on loan payments was granted.  Such moratoriums ranged from three months to six months on the loans restructured in 2019.

The following table presents loans by class modified as TDR's that occurred during the year ended December 31, 2019:

		Pre-	Post-
		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded
December 31, 2019	Loans	Investment	Investment
Commercial real estate	1	$476	$476

There were no defaults of TDR’s in 2019 and 2018 where the loan was modified within the prior twelve months.

In the past the Company has purchased loans as part of its whole bank acquisitions, for which there was at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The purchased credit-impaired loan fully paid off in September 2018.  There were no balances as of December 31, 2019 and 2018.

Below is a summary of activity in the accretable yield on purchased credit-impaired loans for 2019, 2018 and 2017:

(dollars in thousands)	2019	2018	2017
Beginning balance	$—	$7	$142
Disposals	—	—	—
Restructuring as TDR	—	—	—
Accretion of income	—	(7)	(135)
Ending balance	$—	$—	$7

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets.  The principal balances as of December 31, 2019 and 2018 are as follows:

(dollars in thousands)	2019	2018
Loans serviced for others:
Mortgage loans	$1,683,298	$1,586,499
SBA loans	170,849	184,664
Commercial real estate loans	4,216	2,838

Activity for servicing assets follows:

	2019		2018		2017
	Mortgage	SBA	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$12,858	$4,512	$1,540	$4,417	$1,002	$2,702
Acquisitions	—	—	10,651	—	—	—
Additions	2,088	980	1,562	1,932	1,115	2,628
Disposals	(128)	(708)	(197)	(1,177)	(172)	(367)
Amortized to expense	(1,821)	(698)	(698)	(660)	(405)	(546)
End of period	$12,997	$4,086	$12,858	$4,512	$1,540	$4,417

The fair value of servicing assets for mortgage loans was $15.1 million and $15.3 million as of December 31, 2019 and 2018, respectively.  Fair value at December 31, 2019 was determined using a discount rate of 10.82%, prepayment speeds ranging from 7.27% to 20.15%, depending on the stratification of the specific right, and a weighted-average default rate of 0.11%. Fair value at December 31, 2018 was determined using a discount rate of 10.59%, prepayment speeds ranging from 8.26% to 16.82%, depending on the stratification of the specific right, and a weighted-average default rate of 0.20%.

The fair value of servicing assets for SBA loans was $5.6 million and $6.1 million as of December 31, 2019 and 2018, respectively.  Fair value at December 31, 2019 was determined using a discount rate of 8.50%, prepayment speeds ranging from 12.50% to 14.66%, depending on the stratification of the specific right, and a weighted-average default rate of 0.43%. Fair value at December 31, 2018 was determined using a discount rate of 8.50% and prepayment speeds ranging from 11.43% to 12.11%, depending on the stratification of the specific right and a weighted-average default rate of 0.52%.

Servicing fees net of servicing asset amortization totaled $3.4 million, $850,000, and $722,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 7 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

(dollars in thousands)	2019	2018
Land	$5,020	$5,020
Building and improvements	7,822	7,823
Furniture, fixtures, and equipment	6,252	4,833
Leasehold improvements	5,590	4,845
	24,684	22,521
Less accumulated depreciation and amortization	(8,102)	(6,312)
Construction in progress	231	1,098
	$16,813	$17,307

Depreciation and leasehold amortization expense was $1.8 million, $989,000, and $686,000 for 2019, 2018, and 2017, respectively.

The Company leases several of its operating facilities under various noncancellable operating leases expiring at various dates through 2028.  The Company is also responsible for common area maintenance, taxes and insurance at the various branch locations.

Future minimum rent payments on the Company's leases were as follows as of December 31, 2019:

(dollars in thousands)
Year ending December 31:
2020	$5,603
2021	4,634
2022	4,192
2023	3,250
2024	2,209
Thereafter	8,998
$28,886

The minimum rent payments shown above are given for the existing lease obligations and are not a forecast of future rental expense.  Total rental expense, recognized on a straight-line basis, was $6.1 million, $2.7 million, and $1.5 million for 2019, 2018, and 2017, respectively.

The lease for the Company’s downtown headquarters expired in May 2018. In October 2018 the Company signed a lease for a new headquarters office at 1055 Wilshire Boulevard, Suite 1220, Los Angeles, California 90017, which the Company occupied in November 2018. In February 2018 the Company signed a lease for a new office in Irvine, California which the Company occupied in October 2018.  In September 2017 the Company signed a lease to occupy a new location in Oxnard, California which the Company occupied in March 2018. In October 2018 the Company signed a lease to occupy a new location in Flushing, New York which the Company occupied in February 2019.  In January 2020, the Company signed a lease to for a new branch in Edison, New Jersey, which the Company expects to occupy in June 2020.  In March 2020, the Company signed a new lease to its Diamond Bar, California branch to a new location.  The future payments for all of the new leases are included in the schedule above.  The Company recorded $197,000 in sub-lease income in 2019.

NOTE 8 - DEPOSITS

At December 31, 2019 the scheduled maturities of time deposits are as follows:

(dollars in thousands)
One year	$1,215,913
Two to three years	34,863
Over three years	1,909
Total	$1,252,685

Brokered time deposits were $67.1 million at December 31, 2019 and $113.8 million at December 31, 2018.

NOTE 9 - LONG-TERM DEBT

At December 31, 2019 and 2018, respectively, long-term debt was as follows:

(dollars in thousands)	2019	2018
Principal	$105,000	$105,000
Unamortized debt issuance costs	$951	$1,292

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

The following table presents interest and amortization expense the Company incurred for the year ended December 31, 2019 and 2018:

	For the Year Ended December 31,
(dollars in thousands)	2019	2018
Interest Expense:
Interest	$6,649	$3,552
Amortization	342	162

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Bancorp in 2016, acquired TFC Statutory Trust (the “Trust”).  The Trust contained a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC Bancorp issued $5 million of subordinated debentures to the Trust in exchange for ownership of all of the common security of the Trust and the proceeds of the preferred securities sold by the trust. The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security.  The Company also purchased an investment in the common stock of the trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.65%, which was 3.54% as of December 31, 2019 and 4.66% at December 31, 2018.

In October 2018, the Company, through the acquisition of First American International Corp., acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. The Trust issued 7,000 units of thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7 million to an independent investor, and FAIC issued $7 million of subordinated debentures to the FAIC Trust and all of its common securities, amounting to $217,000, which is included in other assets. There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The subordinated debenture have a variable rate of interest equal to the three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at December 31, 2019, was 4.14% and 5.04% at December 31, 2018.

The Company paid interest expenses of $540,000 in 2019, $263,000 in 2018 and $144,000 in 2017.  The amount of aggregate amortization expense recognized in 2019 was $167,000, in 2018 was $106,000 and $90,000 in 2017.

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

Federal Funds Arrangements with Commercial Banks.  As of December 31, 2019 the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $5.0 million overnight from Zions Bank, Wells Fargo Bank, First Tennessee National Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements.  As of December 31, 2019 the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit.  The secured borrowing capacity with the FRB of $14.3 million at December 31, 2019 is collateralized by loans pledged with a carrying value of $28.7 million.

FHLB Secured Line of Credit.  The secured borrowing capacity with the FHLB of $636.5 million at December 31, 2019 is collateralized by loans pledged with a carrying value of $727.8 million.

At December 31, 2019, the Company had no  overnight advances with the FHLB and $319.5 million at 2.56% at December 31, 2018.  There were no amounts outstanding under any of the other borrowing arrangements above as of December 31, 2019 and at December 31, 2018 except FHLB advances.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income tax expense consists of the following:

(dollars in thousands)	2019	2018	2017
Current:
Federal	$8,074	$6,616	$12,097
State	5,614	3,451	3,773
	13,688	10,067	15,870
Deferred	1,503	(131)	2,492
Deferred tax adjustment for change in tax rate	21	(479)	2,591
Amortization of investment in affordable housing tax credits	900	644	316
	$16,112	$10,101	$21,269

A comparison of the federal statutory income tax rates to the Company's effective income tax rates as of December 31 follows:

	2019		2018		2017
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory federal tax	$11,617	21.0%	$9,703	21.0%	$16,379	35.0%
State franchise tax, net of federal benefit	5,322	9.6%	3,488	7.5%	3,135	6.7%
Tax-exempt income	(25)	0.0%	(27)	-0.1%	(297)	-0.6%
Tax impact from change in tax rate	17	0.0%	(479)	-1.0%	2,591	5.5%
Stock-based compensation	(27)	0.0%	(2,643)	-5.7%	—	0.0%
Other items, net	(792)	-1.4%	59	0.1%	(539)	-1.2%
Actual tax expense	$16,112	29.2%	$10,101	21.8%	$21,269	45.4%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying balance sheets as of December 31:

(dollars in thousands)	2019	2018
Deferred tax assets:
Pre-opening expenses	$122	$154
Allowance for loan losses	5,883	5,545
Stock-based compensation	1,346	1,419
Off balance sheet reserve	258	217
Operating loss carryforwards	1,253	1,688
Other real estate owned	37	10
Unrealized loss on AFS securities	—	600
Mark to market on held for sale mortgage loans	359	2,451
Other	1,594	1,220
	10,852	13,304
Deferred tax liabilities:
Depreciation	(282)	(521)
Unrealized gain on AFS securities	(106)	—
Acquisition accounting fair value adjustments	(2,671)	(2,067)
Mortgage servicing rights	(3,745)	(3,586)
Other	(1,722)	(2,488)
	(8,526)	(8,662)
Net deferred tax assets	$2,326	$4,642

At December 31, 2019, the Company has net operating loss carryforwards from acquisitions of approximately $32,000 for federal, zero for California, $9.6 million for New York State and $8.8 million for New York City income tax purposes.  Net operating loss carry forwards, to the extent not used will begin to expire in 2028.  Net operating loss carryforwards available from acquisitions are substantially limited by Section 382 of the Internal Revenue Code and benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carryforward amounts noted above.  The Company acquired operating loss carryforwards in its acquisitions that were subject to limitations under Section 382 of the Internal Revenue Code.  The amount of net operating loss carry forwards subject to the 382 limitations amounts to $3.8 million, $11.4 million, $12.3 million and $9.3 million for federal, California, New York State and New York City income tax purposes, respectively.

The Company is subject to federal income tax and franchise tax of the state of California and New York.  Income tax returns for the years ended after December 31, 2015 are open to audit by the federal and New York authorities and for the years ended after December 31, 2014 are open to audit by California state authorities.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2019, 2018, and 2017, respectively.  The Company has determined that as of December 31, 2019 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the consolidated financial statements.

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

As of December 31, 2019 and 2018, the Company had the following financial commitments whose contractual amount represents credit risk:

	2019		2018
	Fixed	Variable	Fixed	Variable
(dollars in thousands)	Rate	Rate	Rate	Rate
Commitments to make loans	$—	$167,496	$5,211	$125,610
Unused lines of credit	55,789	102,841	61,191	75,908
Commercial and similar letters of credit	—	358	1,042	—
Standby letters of credit	2,485	1,230	2,701	673
	$58,274	$271,925	$70,145	$202,191

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

(dollars in thousands)	2019	2018
Beginning balance	$3,600	$2,300
New loans and advances	16,180	7,400
Repayments	(15,780)	$(6,100)
Ending balance	$4,000	$3,600

There were no loan commitments outstanding to executive officers, directors and their related interests with whom they are associated as of December 31, 2019 and $800,000 as of December 31, 2018.

Deposits from principal officers, directors, and their affiliates at year-end 2019 and 2018 were $84.6 million and $52.1 million.

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

At December 31, 2019, 1,254,045 shares were available under the 2017 Omnibus Stock Incentive Plan for future grants.

The Company recognized stock-based compensation expense of $689,000, $684,000, and $779,000 in 2019, 2018, and 2017 and recognized income tax benefits on that expense of $161,000, $202,000, and $246,000, respectively.

The Company did not grant restricted stock awards in 2019. The Company granted restricted stock awards for 43,425 shares at a closing price of $29.38 in 2018.  There were no restricted stock grants in prior years.  These restricted stock units are scheduled to vest over a three year period from the August 15, 2018 grant date.  During the year ended 2019, 14,475 restricted stock units vested. As of December 31, 2019, there were 28,950 remaining unvested restricted stock units. As of December 31, 2019 there was $691,000 of total unamortized restricted stock compensation and weighted average grant price was $29.38. The intrinsic value of vested restricted was $262,000 as of December 31, 2019.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions presented below for 2019 and 2016.  There were no stock options granted in 2018 and 2017.

	2019	2016
Expected volatility	35.0%	35.0%
Expected term	6.0 years	6.0 years
Expected dividends	1.90%	None
Risk free rate	2.66%	1.93%
Grant date fair value	$6.32	$6.76

Since the Company had a limited amount of historical stock activity, the expected volatility was based on the historical volatility of similar banks that had a longer trading history.  The expected term represents the estimated average period of time that the options remain outstanding.  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding.  The risk free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds over the expected term of the options.

A summary of the status of the Company's stock option plan as of December 31, 2019 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for share amounts)	Shares	Price	Term	Value
Outstanding at beginning of year	1,215,097	$12.83
Granted	76,500	18.38
Exercised	(200,629)	13.43
Outstanding at end of year	1,090,968	$13.11	4.07 years	$8,790
Options exercisable	1,014,468	$12.72	3.69 years	$8,577

As of December 31, 2019 there was approximately $332,000 of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted-average period of 2 years.  The intrinsic value of options exercised was $1.2 million, $13.6 million, and $2.8 million in 2019, 2018, and 2017, respectively.

The total fair value of the shares vested was $460,000, $734,000, and $930,000 in 2019, 2018, and 2017, respectively.  The number of unvested stock options were 76,500, 62,008 and 163,996 with a weighted average grant date fair value of $6.32, $6.48 and $6.53 as of December 31, 2019, 2018 and 2017.

Cash received from the exercise of 200,629 share options was $2.8 million for the period ended December 31, 2019.

NOTE 16 - REGULATORY MATTERS

Holding companies (with assets over $3 billion at the beginning of the year) and banks are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital.  Management believes, at December 31, 2019 and December 31, 2018, that the Bank satisfied all capital adequacy requirements to which it is subject.

The capital conservation buffer is being phased in for 0.0% for 2015 to 2.50% by 2019.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes, as of December 31, 2019 and 2018, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2019 and 2018, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category).  To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The following table sets forth RBB Bancorp's consolidated and the Bank's actual capital amounts and ratios and related regulatory requirements for the Bank as of December 31, 2019:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Tier 1 Leverage Ratio
Consolidated	$353,572	12.89%	NA	NA	NA	NA
Bank	417,036	15.23%	$108,150	4.0%	$135,187	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$343,899	17.16%	NA	NA	NA	NA
Bank	417,036	20.87%	89,127	4.5%	128,739	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$353,572	17.65%	NA	NA	NA	NA
Bank	417,036	20.87%	118,836	6.0%	158,448	8.0%
Total Risk-Based Capital Ratio
Consolidated	$477,262	23.82%	NA	NA	NA	NA
Bank	436,677	21.86%	158,448	8.0%	198,061	10.0%

The following table sets forth RBB Bancorp's consolidated and the Bank's actual capital amounts and ratios and related regulatory requirements for the Bank as of December 31, 2018:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Tier 1 Leverage Ratio
Consolidated	$321,407	11.80%	NA	NA	NA	NA
Bank	370,304	13.66%	$108,445	4.0%	$135,556	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$311,901	15.28%	NA	NA	NA	NA
Bank	370,304	18.17%	$91,722	4.5%	$132,487	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$321,407	15.74%	NA	NA	NA	NA
Bank	370,304	18.17%	122,296	6.0%	$163,061	8.0%
Total Risk-Based Capital Ratio
Consolidated	$443,379	21.71%	NA	NA	NA	NA
Bank	388,569	19.07%	$163,061	8.0%	$203,826	10.0%

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

Appraisals for other real estate owned are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered.  No significant adjustments to appraised values have been made as a result of this comparison process as of December 31, 2019.

Collateral-dependent impaired loans:  Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at December 31, 2019 and 2018:

(dollars in thousands)	Fair Value Measurements Using:
December 31, 2019	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$1,572	$—	$1,572
SBA agency securities	—	4,691	—	4,691
Mortgage-backed securities	—	19,171	—	19,171
Collateralized mortgage obligations	—	11,654	—	11,654
Commercial paper	—	69,898		69,898
Corporate debt securities	—	19,083	—	19,083
	$—	$126,069	$—	$126,069
On a non-recurring basis:
Other real estate owned	—	—	293	293
	$—	$—	$293	$293

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$1,815	$—	$1,815
SBA agency securities	—	5,169	—	5,169
Mortgage-backed securities	—	22,541	—	22,541
Collateralized mortgage obligations	—	12,066	—	12,066
Commercial paper	—	14,918		14,918
Corporate debt securities	—	17,253	—	17,253
	$—	$73,762	$—	$73,762
On a non-recurring basis:
Commercial real estate - collateral dependent impaired loans	$—	—	$123	$123
Other real estate owned	—	—	$1,101	$1,101
	$—	$—	$1,224	$1,224

No write-downs to OREO were recorded in 2019 or 2018.

Quantitative information about the Company's non-recurring Level 3 fair value measurements as of December 31, 2019 and 2018 is as follows:

					Weighted-
(dollars in thousands)	Fair Value	Valuation	Unobservable	Adjustment	Average
December 31, 2019	Amount	Technique	Input	Range	Adjustment
Other real estate owned	$293	Third Party	Management Adjustments	29%	29%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs
December 31, 2018
Other real estate owned	$1,101	Third Party	Management Adjustments	16%	16%
		Appraisals	to Reflect Current
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

Loans

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of December 31, 2019 was measured using an exit price notion. The fair value of loans as of December 31, 2018 was measured using an exit price notion.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at December 31, 2019 and 2018 are summarized as follows:

		2019		2018
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$114,763	$114,763	$147,685	$147,685
Federal funds sold and other cash equivalents	Level 1	67,000	67,000	—	—
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	126,069	126,069	73,762	73,762
Investment securities - HTM	Level 2	8,332	8,632	9,961	9,940
Mortgage loans held for sale	Level 1	108,194	109,385	434,522	438,948
Loans, net	Level 3	2,178,118	2,158,970	2,124,438	2,114,341
Equity securities	Level 3	11,826	11,826	10,039	10,039
Mortgage servicing rights	Level 2	17,083	20,752	17,370	21,361

Financial Liabilities:
Deposits	Level 2	$2,248,938	$2,236,329	$2,144,041	$2,143,196
FHLB advances	Level 2	—	—	319,500	319,500
Long-term debt	Level 2	104,049	109,877	103,708	79,756
Subordinated debentures	Level 3	9,673	11,709	9,506	10,356

NOTE 19 - EARNINGS PER SHARE ("EPS")

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

	2019		2018		2017
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$39,209		$36,105		$25,528
Less: Earnings allocated to Participating Securities	(74)		—		—
Shares outstanding		20,030,866		20,000,022		15,908,893
Impact of weighting shares		(13,560)		(2,848,800)		(1,830,612)
Used in basic EPS	39,135	20,017,306	36,105	17,151,222	25,528	14,078,281
Dilutive effect of outstanding
Stock options		376,118		816,431		1,160,084
Used in dilutive EPS	$39,135	20,393,424	$36,105	17,967,653	$25,528	15,238,365

Basic earnings per common share	$1.96		$2.11		$1.81
Diluted earnings per common share	1.92		2.01		1.68

Stock options for 76,500 shares and 399,000 shares of common stock were not considered in computing diluted earnings per common share for Dec 31, 2019 and 2018, respectively because they were anti-dilutive.  There were no anti-dilutive stock options in December 31, 2017.

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	For the Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Non-interest income, in scope (1)
Fees and service charges on deposit accounts	$1,366	$1,115	$1,164
Other fees (2)	1,118	723	145
Other income (3)	1,429	709	501
(Loss) gain on sale of OREO and fixed assets	(100)	—	142
Total in-scope non-interest income	3,813	2,547	1,952
Non-interest income, not in scope (4)	14,507	10,295	11,249
Total non-interest income	$18,320	$12,842	$13,201

(1)	There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606.
(2)	Other fees consists of wealth management fees, miscellaneous loan fees and postage/courier fees.
(3)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, and OREO income.
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

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Fees and Services Charges on Deposit Accounts

Fees and service charges on deposit accounts include charges for analysis, overdraft, cash checking, ATM, and safe deposit activities executed by our deposit clients, as well as interchange income earned through card payment networks for the acceptance of card based transactions. Fees earned from our deposit clients are governed by contracts that provide for overall custody and access to deposited funds and other related services, and can be terminated at will by either party; this includes fees from money service businesses (MSBs). Fees received from deposit clients for the various deposit activities are recognized as revenue once the performance obligations are met. Periodic service charges are generally collected monthly directly from the customer’s deposit account, and at the end of a statement cycle, while transaction based service charges are typically collected at the time of or soon after the service is performed.  The adoption of ASU 2014-09 had no impact to the recognition of fees and service charges on deposit accounts.

Wealth Management Fees

The Company employs financial consultants to provide investment planning services for customers including wealth management services, asset allocation strategies, portfolio analysis and monitoring, investment strategies, and risk management strategies. The commission fees the Company earns are variable and are generally received monthly. The Company recognizes revenue for the services performed at quarter-end based on actual transaction details received from the broker dealer the Company engages.

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

NOTE 21 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified affordable housing projects in 2016.  At December 31, 2019 and December 31, 2018, the balance of the investment for qualified affordable housing projects was $8.6 million and $9.5 million, respectively. This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $4.2 million and $6.8 million at December 31, 2019 and December 31, 2018.  The Company expects to fulfill these commitments between 2020 and 2027.

During the years ending December 31, 2019, 2018 and 2017, the Company recognized amortization expense of $900,000, $644,000 and $316,000, respectively, which was included within income tax expense on the consolidated statements of income.

During the years ended December 31, 2019, 2018 and 2017, the Company recognized tax credits from its investment in affordable housing tax credits of $1.1 million, $573,000 and $275,000, respectively. The Company had no impairment losses during the years ended December 31, 2019, 2018 and 2017

NOTE 22 - PARENT ONLY CONDENSED FINANCIAL INFORMATION

The parent company only condensed statements of financial condition as of December 31, 2019 and 2018, and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2019, 2018, and 2017 are presented below:

Condensed Statements of Financial Condition

(Dollars in Thousands)	2019	2018
ASSETS
Cash and cash equivalents	$29,985	$45,540
Investment in Bank	480,703	433,023
Investment in RAM	6,870	6,796
Other assets	4,202	2,820
Total assets	$521,760	$488,179

LIABILITIES AND SHAREHOLDERS' EQUITY
Long term debt	104,049	103,708
Subordinated debentures	9,673	9,506
Other liabilities	348	344
Total liabilities	114,070	113,558
Shareholders' equity:
Common stock	290,395	288,610
Additional paid-in capital	4,938	5,659
Retained earnings	112,046	81,618
Non-controlling interest	72	72
Accumulated other comprehensive income (loss)	239	(1,338)
Total shareholders' equity	407,690	374,621
Total liabilities and shareholders' equity	$521,760	$488,179

Condensed Statements of Income

(Dollars in Thousands)	2019	2018	2017
Interest income	$—	$15	$—
Interest expense	7,697	4,083	3,629
Noninterest expense	1,300	1,255	642
Loss before equity in undistributed income of subsidiaries	(8,997)	(5,323)	(4,271)
Equity in undistributed income of:
Bank	45,324	39,198	27,620
RAM	74	528	143
Income before income taxes	36,401	34,403	23,492
Income tax benefit	2,808	1,702	2,036
Net income	39,209	36,105	25,528
Other comprehensive income (loss)	1,577	(895)	(104)
Total comprehensive income	$40,786	$35,210	$25,424

Condensed Statements of Cash Flows

(Dollars in Thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$39,209	$36,105	$25,528
Net amortization of other	508	268	235
Provision for deferred income taxes	513	(1,905)	1,807
Undistributed income of subsidiaries	(45,398)	(39,726)	(27,763)
Change in other assets and liabilities	(1,981)	3,492	(3,923)
	(7,149)	(1,766)	(4,116)
Cash flows from investment activities:
Net cash acquired (outlay) in connection with acquisition	—	(41,358)	—
Investment in subsidiaries	—	(15,000)	(25,000)
	—	(56,358)	(25,000)
Cash flows from financing activities:
Issuance of subordinated debentures, net of issuance costs	—	54,018	—
Issuance of common stock, net of issuance costs	—	—	60,210
Dividends paid	(8,033)	(5,753)	(5,118)
Common stock repurchased, net of repurchased costs	(3,190)
Stock options exercised	2,817	9,630	2,296
	(8,406)	57,895	57,388

Increase in cash and cash equivalents	(15,555)	(229)	28,272
Cash and cash equivalents beginning of year	45,540	45,769	17,497
Cash and cash equivalents end of year	$29,985	$45,540	$45,769

NOTE 23 – SUBSEQUENT EVENTS

On January 10, 2020, we acquired PGB Holdings Inc. and its wholly-owned subsidiary, Pacific Global Bank (“PGB”) in an all-cash transaction for $32.9 million.  At the time of acquisition, PGB had approximately $217.6 million in total assets, $192.3 million in total deposits, and three branches in Chicago, Illinois.    The fair value accounting process has not been completed for this acquisition.

NOTE 24 – QUARTERLY INCOME STATEMENTS (Unaudited)

The following table presents the unaudited quarterly condensed income statements for the years 2019 and 2018.

	2019				2018
(dollars in thousands)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$33,907	$34,669	$35,943	$37,206	$35,181	$24,473	$22,284	$20,177
Interest expense	10,784	11,157	11,626	11,294	9,599	5,857	4,457	3,732
Net interest income	23,123	23,512	24,317	25,912	25,582	18,616	17,827	16,445
Provision for credit losses	659	824	357	550	1,890	1,695	700	184
Net interest income after provision for credit losses	22,464	22,688	23,960	25,362	23,692	16,921	17,127	16,261
Noninterest income:	5,823	2,799	5,496	4,202	5,489	2,105	2,793	2,455
Noninterest expense:	13,463	13,786	14,899	15,325	15,503	8,654	8,191	8,289
Income before income taxes	14,824	11,701	14,557	14,239	13,678	10,372	11,729	10,427
Income tax expense	4,149	3,689	4,415	3,859	4,188	2,041	2,292	1,580
Net income	$10,675	$8,012	$10,142	$10,380	$9,490	$8,331	$9,437	$8,847

Net income per share
Basic	$0.53	$0.40	$0.51	$0.52	$0.48	$0.50	$0.58	$0.55
Diluted	0.52	0.39	0.50	0.51	0.47	0.48	0.54	0.52

NOTE 25 – REPURCHASE OF COMMON STOCK

During 2019 the board of directors approved the Company to repurchase up to 1,000,000 million shares of stock.  As of December 31, 2019 the Company had repurchased 169,785 shares of stock at an average per share price of $18.79.

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

As of December 31, 2019, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

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

EideBailly, LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, a copy of which appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of RBB Bancorp

Opinion on Internal Control over Financial Reporting

We have audited RBB Bancorp's (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 16, 2020 expressed an unqualified opinion.

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

/s/Eide Bailly, LLP

Laguna Hills, CA

March 16, 2020

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information can be found in the sections titled “Proposal 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed within 120 days after December 31, 2019, which is incorporated herein by reference.

Item 11. Executive Compensation.

This information can be found in the sections titled “Executive Compensation” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed within 120 days after December 31, 2019, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information can be found in the sections titled “Security Ownership of Certain Beneficial Owners and Management,” appearing in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed within 120 days after December 31, 2019, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information can be found in the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed within 120 days after December 31, 2019, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

This information can be found in the section titled “Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2020 annual meeting of shareholders to be filed within 120 days after December 31, 2019, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1) The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2019 and 2018.

Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements.

(2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(b)	The following exhibits are filed with or incorporated by reference in this report, and this list includes the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

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

2.3

Agreement and Plan of Merger By and Among RBB Bancorp, Royal Business Bank, PGH Holdings, Inc. and Pacific Global Bank, effective as of September 5, 2019 (incorporated herein by reference to Exhibit 2.1 to our Form 10-Q filed on November 12, 2019)

3.1	Articles of Incorporation of RBB Bancorp (1)

3.2	Bylaws of RBB Bancorp (2)

3.3	Amendment to Bylaws of RBB Bancorp (4)

4.1

Specimen Common Stock Certificate of RBB Bancorp (3)

Instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

4.2	Description of Registrant’s Securities

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

21.1	Subsidiaries of RBB Bancorp (Reference is made to “Item 1. Business” for the required information.)
23.1 23.2 31.1	Consent of Eide Bailly LLP Consent of Vavrinek, Trine, Day & Co., LLP Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Finance Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

*	Indicates a management contract or compensatory plan.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 16, 2020.

RBB BANCORP

By:	/s/ Yee Phong (Alan) Thian
Name:	Yee Phong (Alan) Thian
Title:	Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yee Phong (Alan) Thian	Director (Chairman); Chief Executive Officer and President (principal executive officer)	March 16, 2020
Yee Phong (Alan) Thian

/s/ David Morris	Executive Vice President; Chief Financial Officer (principal financial and accounting officer)	March 16, 2020
David Morris

/s/ Peter M. Chang	Director	March 16, 2020
Peter M. Chang

/s/ Wendell Chen	Director	March 16, 2020
Wendell Chen

/s/ Christina Kao	Director	March 16, 2020
Christina Kao

/s/ James W. Kao	Director	March 16, 2020
James W. Kao

/s/ Chie-Min (Christopher) Koo	Director	March 16, 2020
Chie-Min (Christopher) Koo

/s/ Alfonso Lau	Director	March 16, 2020
Alfonso Lau

/s/ Christopher Lin	Director	March 16, 2020
Christopher Lin

/s/ Ko-Yen Lin	Director	March 16, 2020
Ko-Yen Lin

/s/ Paul Lin	Director	March 16, 2020
Paul Lin

/s/ Feng (Richard) Lin	Director	March 16, 2020
Feng (Richard) Lin

/s/ Fui Ming (Catherine) Thian	Director	March 16, 2020
Fui Ming (Catherine) Thian

/s/ Raymond Yu	Director	March 16, 2020
Raymond Yu