Form 10-Q
period 2020-03-31
RBB Bancorp
filed 2020-05-11
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020 or

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

Number of shares of common stock of the registrant: 19,739,281 outstanding as of May 8, 2020.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED)

(In thousands, except share amounts)

	March 31,	December 31,
	2020	2019
Assets
Cash and due from banks	$285,667	$114,763
Federal funds sold and other cash equivalents	75,300	67,000
Cash and cash equivalents	360,967	181,763
Interest-earning deposits in other financial institutions	600	600
Securities:
Available for sale	126,294	126,069
Held to maturity (fair value of $8,154 and $8,632 at March 31, 2020 and December 31, 2019, respectively)	7,825	8,332
Mortgage loans held for sale	52,096	108,194
Loans held for investment:
Real estate	2,051,767	1,852,206
Commercial and other	353,722	349,391
Total loans	2,405,489	2,201,597
Unaccreted discount on acquired loans	(5,065)	(5,067)
Deferred loan (fees) costs, net	(442)	404
Total loans, net of deferred loan fees	2,399,982	2,196,934
Allowance for loan losses	(20,130)	(18,816)
Net loans	2,379,852	2,178,118

Premises and equipment	24,472	16,813
Federal Home Loan Bank (FHLB) stock	15,630	15,000
Net deferred tax assets	—	2,326
Other real estate owned (OREO)	293	293
Cash surrender value of life insurance (BOLI)	34,544	34,353
Goodwill	69,790	58,563
Servicing assets	16,826	17,083
Core deposit intangibles	6,234	6,100
Accrued interest and other assets	33,230	34,928
Total assets	$3,128,653	$2,788,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED) (CONTINUED)

(In thousands, except share amounts)

	March 31,	December 31,
	2020	2019
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$504,324	$458,763
Savings, NOW and money market accounts	571,870	537,490
Time deposits under $100,000	245,827	257,362
Time deposits $100,000 and over	1,113,960	995,323
Total deposits	2,435,981	2,248,938

Reserve for unfunded commitments	979	826
Net deferred tax liabilities	312	—
FHLB advances	150,000	—
Long-term debt, net of debt issuance costs	104,135	104,049
Subordinated debentures	14,120	9,673
Accrued interest and other liabilities	15,133	17,359
Total liabilities	2,720,660	2,380,845

Commitments and contingencies - Note 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 19,739,280 shares issued and outstanding at March 31, 2020 and 20,030,866 shares at December 31, 2019	286,350	290,395
Additional paid-in capital	4,833	4,938
Retained earnings	116,149	112,046
Non-controlling interest	72	72
Accumulated other comprehensive income, net	589	239
Total shareholders’ equity	407,993	407,690
Total liabilities and shareholders’ equity	$3,128,653	$2,788,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Interest and dividend income:
Interest and fees on loans	$32,276	$35,839
Interest on interest-earning deposits	451	468
Interest on investment securities	821	588
Dividend income on FHLB stock	2	198
Interest on federal funds sold and other	478	113
Total interest income	34,028	37,206
Interest expense:
Interest on savings deposits, now and money market accounts	1,243	1,294
Interest on time deposits	7,086	5,953
Interest on subordinated debentures and long-term debt	1,956	1,933
Interest on other borrowed funds	150	2,114
Total interest expense	10,435	11,294
Net interest income	23,593	25,912
Provision for loan losses	1,945	550

Net interest income after provision for loan losses	21,648	25,362
Noninterest income:
Service charges, fees and other	1,079	820
Gain on sale of loans	2,711	2,198
Loan servicing fees, net of amortization	592	840
Recoveries on loans acquired in business combinations	42	6
Unrealized gain on equity investments	—	147
Increase in cash surrender value of life insurance	191	191
	4,615	4,202
Noninterest expense:
Salaries and employee benefits	9,505	9,118
Occupancy and equipment expenses	2,404	2,252
Data processing	1,142	1,009
Legal and professional	604	425
Office expenses	323	336
Marketing and business promotion	214	362
Insurance and regulatory assessments	177	298
Core deposit premium	357	388
OREO expenses	14	81
Merger and conversion expenses	403	71
Other expenses	1,120	985
	16,263	15,325
Income before income taxes	10,000	14,239
Income tax expense	3,252	3,859
Net income	$6,748	$10,380

Net income per share
Basic	$0.34	$0.52
Diluted	0.33	0.51
Cash dividends declared per common share	0.12	0.10

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$6,748	$10,380

Other comprehensive income:
Unrealized gains on securities available for sale:
Change in unrealized gains	498	958
	498	958
Related income tax effect:
Change in unrealized gains	(148)	(284)
	(148)	(284)

Total other comprehensive income	350	674

Total comprehensive income	$7,098	$11,054

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	20,030,866	$290,395	$4,938	$112,046	$72	$239	$407,690
Net income	—	—	—	6,748	—	—	6,748
Stock-based compensation	—	—	161	—	—	—	161
Cash dividend	—	—	—	(2,414)	—	—	(2,414)
Stock options exercised, net of expense recognized	56,498	978	(266)	—	—	—	712
Repurchase of common stock	(348,084)	(5,023)	—	(231)	—	—	(5,254)
Other comprehensive income, net of taxes	—	—	—	—	—	350	350
Balance at March 31, 2020	19,739,280	$286,350	$4,833	$116,149	$72	$589	$407,993

Balance at January 1, 2019	20,000,022	$288,610	$5,659	$81,618	$72	$(1,338)	$374,621
Net income	—	—	—	10,380	—	—	10,380
Stock-based compensation	—	—	231	—	—	—	231
Cash dividend	—	—	—	(2,007)	—	—	(2,007)
Stock options exercised	73,969	1,303	(399)	—	—	—	904
Other comprehensive income, net of taxes	—	—	—	—	—	674	674
Balance at March 31, 2019	20,073,991	$289,913	$5,491	$89,991	$72	$(664)	$384,803

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net income	$6,748	$10,380
Adjustments to reconcile net income to net cash from
Operating activities:
Depreciation and amortization of premises, and equipment	522	481
Net accretion of securities, loans, deposits, and other	(873)	(964)
Unrealized gain on equity securities	—	(147)
Amortization of investment in affordable housing tax credits	247	225
Amortization of intangible assets	1,441	1,187
Provision for loan losses	1,945	550
Stock-based compensation	161	231
Deferred tax benefit (expense)	1,503	(31)
Gain on sale of loans	(2,711)	(2,198)
Increase in cash surrender value of life insurance	(191)	(191)
Loans originated and purchased for sale	(30,423)	(41,348)
Proceeds from loans sold	104,273	144,272
Other items	(4,442)	(663)
Net cash provided by operating activities	78,200	111,784
Investing activities
Increase in interest-earning deposits	—	(596)
Securities available for sale:
Purchases	(151,163)	—
Maturities, prepayments and calls	151,707	16,185
Securities held to maturity:
Maturities, prepayments and calls	500	500
Redemption of Federal Home Loan Bank stock	—	1,751
Purchase of Federal Home Loan Bank stock and other equity securities, net	(621)	(1,007)
Purchase of investment in qualified affordable housing projects	(2,004)	—
Net increase in loans	(45,668)	(20,438)
Net cash received in connection with acquisition	6,634	—
Purchases of premises and equipment	(135)	(484)
Net cash used in investing activities	(40,750)	(4,089)
Financing activities
Net decrease in demand deposits and savings accounts	(108,420)	(118,098)
Net increase in time deposits	107,130	158,400
Net decrease in short-term FHLB advances	—	(44,500)
Net increase in long-term FHLB advances	150,000	—
Cash dividends paid	(2,414)	(2,007)
Common stock repurchased, net of repurchased costs	(5,254)	—
Exercise of stock options	712	904
Net cash provided by (used in) financing activities	141,754	(5,301)
Net increase in cash and cash equivalents	179,204	102,394
Cash and cash equivalents at beginning of period	181,763	147,685
Cash and cash equivalents at end of period	$360,967	$250,079
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$8,643	$2,350
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	—	955
Transfer of loans to held for sale, net	15,041	33,633
Loan to facilitate OREO	1,025	412
Net change in unrealized holding gain on securities available for sale	350	674
Additions to servicing assets	827	—
Acquisition:
Assets acquired, net of cash received	183,524	—
Liabilities assumed	201,385	—
Cash considerations	32,885	—
Goodwill	11,227	—

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

At March 31, 2020, the Company had total consolidated assets of $3.1 billion, gross consolidated loans (held for investment and held for sale) of $2.5 billion, total consolidated deposits of $2.4 billion and total consolidated stockholders' equity of $408.0 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides business banking services to the Chinese-American communities in Los Angeles County, Orange County, Ventura County, Las Vegas, the New York City metropolitan area and the Chicago metropolitan area, including remote deposit, E-banking, mobile banking, commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts.

The Company operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, West Los Angeles, and Westlake Village, California; Las Vegas, Nevada; Manhattan, Brooklyn, Flushing, and Elmhurst, New York; and the Bridgeport and Chinatown areas of Chicago, Illinois. The Company’s primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals.

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

The Company has completed six acquisitions from July 8, 2011 through March 31, 2020, including the acquisition of PGB Holdings Inc. (“PGBH”) and its wholly-owned subsidiary, Pacific Global Bank (“PGB”), which closed on January 10, 2020. PGB operated three branches in Chicago. See Note 3 – Acquisition, for more information about the PGBH acquisition transaction. All of the Company’s acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2019, included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2019 (our “2019 Annual Report”).

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 2 – Basis of Presentation and Summary of Significant Policies in our Consolidated Financial Statements as of and for the year ended December 31, 2019, included in our 2019 Annual Report.  The accompanying consolidated unaudited financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary to reflect a fair statement of our consolidated financial condition, results of operations, and cash flows. The results of operations for acquired companies are included from the dates of acquisition. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. The Financial Accounting Standards Board ("FASB") issues Accounting Standards Updates ("ASU" or “Update”) and Accounting Standards Codifications (“ASC”), which are the primary source of GAAP.

Recent Accounting Pronouncements

When RBB conducted its initial public offering (“IPO”) in 2017, we qualified as an emerging growth company (“EGC”).  We will remain an EGC until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.0 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We anticipate no longer qualifying as an EGC on January 1, 2023.  EGCs are entitled to reduced regulatory and reporting requirements under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), including subsequent amending ASUs.  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. On July 17, 2019, the FASB proposed a one-year deferral of the amendments in this Update to be effective for interim periods beginning after December 15, 2021 and annual periods beginning after December 15, 2020, for an EGC. The Company has several lease agreements which are currently considered operating leases and are therefore not included on the Company’s Consolidated Balance Sheets.  Under the new guidance the Company expects that some of the lease agreements will be recognized on the Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability.  Based upon a preliminary evaluation, the Company expects that the ASU will have an impact on the Company’s Consolidated Balance Sheets. As of this Quarterly Report and the Company’s current leases, we estimate the right-of-use asset and lease liability will be in the range of $25-30 million as of the expected January 1, 2021 adoption date.  The effective date for this ASU is for years beginning after December 15, 2020, and for interim periods beginning after December 15, 2021.  The Company will continue to evaluate how extensive the impact will be under the ASU on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (Topic 326), including subsequent amending ASUs. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income.  The standard will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures.  This includes, but is not limited to, loans, leases, held to maturity securities, loan commitments, and financial guarantees.  For available for sale (“AFS”) debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.  ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses.  In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 was originally proposed to be effective for interim and annual reporting periods for an emerging growth company beginning after December 15, 2020 (however, see below). Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its evaluation of the impact of the implementation of ASU 2016-13. The implementation of the provisions of ASU 2016-13 will most likely impact the Company’s consolidated financial statements as to the level of reserves that will be required for credit losses. The Company will continue to assess the potential impact that this Update will have on the Company’s consolidated financial statements. In October 2019, the FASB announced a delay in the effective date to January 1, 2023 for an EGC. The Company anticipates adopting this ASU 2016-13 on that date.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three year period the day-one adverse regulatory capital effects of ASU 2016-13. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to  delay the  estimated CECL impact  on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the novel coronavirus disease 2019 ("COVID-19") pandemic. As a result, entities will have the option to gradually phase in the full effect of CECL on regulatory capital over a five-year transition period.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350).  This Update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. As a result, under this Update, “an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.”  ASU 2017-04 is effective for annual and any interim impairment tests performed in periods beginning after December 15, 2022 for an EGC.  Adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which is intended to enhance “the accounting for the amortization of premiums for purchased callable debt securities.” This Update shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument.  The amendments in this Update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The ASU’s amendments are effective for EGC’s for interim periods after December 15, 2020 and annual periods beginning after December 15, 2019. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The implementation of the provisions of ASU 2017-08 will most likely not have a material impact the Company’s consolidated financial statements. The Company will continue to assess the potential impact that this ASU will have on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  For EGCs, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update has the potential to only impact share-based payments to members of the Company’s non-employees. The Company adopted this ASU on January 1, 2020 and this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820):  Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits.  These disclosure requirements were removed from the topic:  (1) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. These disclosure requirements were modified:  (1) For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or  announced the timing publicly, and (2) the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: (1) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.  In addition, the amendments eliminate “at a minimum” from the phrase “an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements”.  The amendments in this Update are effective for EGCs for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.  As an EGC, RBB adopted this Update on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), Codification Improvements—Share-Based Consideration Payable to a Customer. This ASU will affect companies that issue share-based payments (e.g., options or warrants) to their customers. In June 2018, the FASB issued ASU 2018-07 that expanded the scope of Topic 718, Compensation—Stock Compensation, to include share-based payments to non-employees in exchange for goods and services. That ASU substantially aligned the accounting for share-based payments to non-employees and employees. However, it required share-based payments to nonemployee customers to be accounted for under Topic 606, Revenue from Contracts with Customers, as a reduction of revenue, similar to other sales incentives (such as coupons and rebates). While that ASU provided guidance on the income statement classification of payments to customers (as a reduction of revenue), that ASU did not specify when to measure such awards or how to classify awards on the balance sheet (for example as a liability or as equity). To address diversity in these areas, the new guidance requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718. As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. ASU 2019-08 is effective for entities that have not yet adopted the amendments in ASU 2018-07, the amendments in ASU 2019-08 are effective for an EGC in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. RBB adopted the ASU as of December 31, 2019 and this ASU did not have a material impact on the Company’s financial statements as the Company has not issued share-based payments to non-employees, except for non-employee members of the board of directors.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate (“SOFR”). The guidance was effective upon issuance and generally can be applied through December 31, 2022. Of the

Company’s $2.3 billion in total gross loans as of December 31, 2019, approximately 25% have a LIBOR based reference rate.  The Company has several LIBOR based debt issues, refer to Notes 9 and 10 of the Company’s consolidated financial statements included in this Form 10-Q.  We are currently evaluating this guidance to determine the date of adoption and the impact on the Company.

NOTE 3 – ACQUISITION

PGB Holdings, Inc. Acquisition:

On January 10, 2020, the Company acquired all the assets and assumed all the liabilities of PGB Holdings, Inc. (“PGBH” or “PGB”) in exchange for cash of $32.9 million. PGBH operated three branches in the Chicago, Illinois metropolitan area. The Company acquired PGBH to strategically establish a presence in the Chicago area. Goodwill in the amount of $11.2 million was recognized in this acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of PGBH as of January 10, 2020 and the fair value adjustments and amounts recorded by the Company in 2020 under the acquisition method of accounting:

	PGBH	Fair Value	Fair
(dollars in thousands)	Book Value	Adjustments	Value
Assets acquired
Cash and cash equivalents	$17,033	$—	$17,033
Fed funds sold	8,300	—	8,300
Interest-bearing deposits in other financial Institutions	14,186	—	14,186
Loans, gross	172,443	715	173,158
Allowance for loan losses	(2,265)	2,265	—
Bank premises and equipment	6,394	1,639	8,033
Core deposit premium	—	491	491
Investment in trust	155	—	155
Other assets	1,687	—	1,687
Total assets acquired	$217,933	$5,110	$223,043

Liabilities assumed
Deposits	$187,393	$969	$188,362
Escrow Payable	4,277	—	4,277
Subordinated debentures	5,155	(763)	4,392
Deferred income taxes	1,016	1,588	2,604
Other liabilities	1,664	86	1,750
Total liabilities assumed	199,505	1,880	201,385
Excess of assets acquired over liabilities assumed	18,428	3,230	21,658
	$217,933	$5,110
Cash paid			32,885
Goodwill recognized			$11,227

The fair values are estimates and are subject to adjustment for up to one year after the merger date.

The Company accounted for these transactions under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition.

The loan portfolio of PGBH was recorded at fair value at the date of acquisition with the assistance of third-party valuation.  A valuation of PGBH’s loan portfolio was performed as of the acquisition date to assess the fair value of the loan portfolio.  The loan portfolio was segmented into two groups; loans with credit deterioration and loans without credit deterioration, and then split further by loan type.  The fair value was calculated on an individual loan basis using a discounted cash flow analysis.  The discount rate utilized was based on a weighted average cost of capital, considering the cost of equity and cost of debt.  Also factored into the fair value estimates were loss rates, recovery period and prepayment rates based on industry standards.

The Company also determined the fair value of the core deposit intangible, securities and deposits with the assistance of third-party valuations.

The core deposit intangible on non-maturing deposits was determined by evaluating the underlying characteristics of the deposit relationships, including customer attrition, deposit interest rates, service charge income, overhead expense and costs of alternative funding. Since the fair value of intangible assets are calculated as if they were stand-alone assets, the presumption is that a hypothetical buyer of the intangible asset would be able to take advantage of potential tax benefits resulting from the asset purchase. The value of the benefit is the present value over the period of the tax benefit, using the discount rate applicable to the asset.

In determining the fair value of certificates of deposit, a discounted cash flow analysis was used, which involved present valuing the contractual payments over the remaining life of the certificates of deposit at market-based interest rates.

For loans acquired from PGBH, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

PGBH Acquired Loans
Contractual amounts due	$195,227
Cash flows not expected to be collected	5,176
Expected cash flows	190,051
Interest component of expected cash flows	16,893
Fair value of acquired loans	$173,158

In accordance with U.S. GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by PGBH.

The operating results of the Company for the three months ended March 31, 2020 include the operating results of PGBH since its acquisition date. The following table presents the net interest and other income, net income and earnings per share as if the acquisition of PGBH was effective as of January 1, 2020. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net interest and other income	$28,442	$32,225
Net income	5,582	10,956
Basic earnings per share	0.28	0.55
Diluted earnings per share	0.28	0.54

The initial accounting for the PGBH acquisition is incomplete as of May 11, 2020, as the fair value analysis for income taxes is in process with the third-party consultant.

Third-party acquisition related expenses are recognized as incurred and continue until the acquired system is converted and operational functions become fully integrated. The Company incurred third-party acquisition related expenses in the consolidated statements of income for the periods indicated in the Statements of Income in the expense item “Merger and conversion expenses”.

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) securities and held to maturity (“HTM”) securities March 31, 2020 and December 31, 2019, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2020	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,410	$16	$—	$1,426
SBA agency securities	4,565	87	(5)	4,647
Mortgage-backed securities- Government sponsored agencies	18,260	520	(8)	18,772
Collateralized mortgage obligations	11,036	183	—	11,219
Corporate debt securities	90,185	204	(159)	90,230
Total	$125,456	$1,010	$(172)	$126,294

Held to maturity
Municipal taxable securities	$3,003	$158	$—	$3,161
Municipal securities	4,822	171	—	4,993
Total	$7,825	$329	$—	$8,154

December 31, 2019
Available for sale
Government agency securities	$1,591	$—	$(19)	$1,572
SBA agency securities	4,671	42	(22)	4,691
Mortgage-backed securities- Government sponsored agencies	19,126	74	(29)	19,171
Collateralized mortgage obligations	11,641	38	(25)	11,654
Corporate debt securities	88,700	281	—	88,981
Total	$125,729	$435	$(95)	$126,069

Held to maturity
Municipal taxable securities	$3,505	$147	$—	$3,652
Municipal securities	4,827	153	—	4,980
Total	$8,332	$300	$—	$8,632

One security with a fair value of $608,000 and $627,000 at March 31, 2020 and December 31, 2019, respectively, was pledged to secure a local agency deposit.

The amortized cost and fair value of the investment securities portfolio at March 31, 2020 and December 31, 2019 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
March 31, 2020
Government agency securities	$—	$—	$1,410	$1,426	$—	$—	$—	$—	$1,410	$1,426
SBA securities	—	—	656	678	3,909	3,969	—	—	4,565	4,647
Mortgage-backed securities- Government sponsored agencies	3,532	3,566	14,728	15,206	—	—	—	—	18,260	18,772
Collateralized mortgage obligations	—	—	8,855	8,984	2,181	2,235	—	—	11,036	11,219
Corporate debt securities	72,413	72,415	2,002	1,998	11,762	11,937	4,008	3,880	90,185	90,230
Total available for sale	$75,945	$75,981	$27,651	$28,292	$17,852	$18,141	$4,008	$3,880	$125,456	$126,294

Municipal taxable securities	$787	$804	$1,712	$1,767	$504	$590	$—	$—	$3,003	$3,161
Municipal securities	—	—	40	40	876	903	3,906	4,050	4,822	4,993
Total held to maturity	$787	$804	$1,752	$1,807	$1,380	$1,493	$3,906	$4,050	$7,825	$8,154

December 31, 2019
Government agency securities	$—	$—	$1,591	$1,572	$—	$—	$—	$—	$1,591	$1,572
SBA securities	—	—	714	725	3,957	3,966	—	—	4,671	4,691
Mortgage-backed securities- Government sponsored agencies	3,663	3,679	13,027	13,059	2,436	2,433	—	—	19,126	19,171
Collateralized mortgage obligations	—	—	9,288	9,265	2,353	2,389	—	—	11,641	11,654
Corporate debt securities	70,914	70,919	2,002	2,008	11,772	12,024	4,012	4,030	88,700	88,981
Total available for sale	$74,577	$74,598	$26,622	$26,629	$20,518	$20,812	$4,012	$4,030	$125,729	$126,069

Municipal taxable securities	$285	$289	$2,716	$2,784	$504	$579	$—	$—	$3,505	$3,652
Municipal securities	—	—	40	40	366	379	4,421	4,561	4,827	4,980
Total held to maturity	$285	$289	$2,756	$2,824	$870	$958	$4,421	$4,561	$8,332	$8,632

The following table summarizes investment securities with unrealized losses at March 31, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
March 31, 2020
SBA securities	$(5)	$1,440	2	$—	$—	—	$(5)	$1,440	2
Mortgage-backed securities- Government sponsored agencies	(8)	1,039	6	—	—	—	(8)	1,039	6
Corporate debt securities	(159)	7,971	4	—	—	—	(159)	7,971	4
Total available for sale	$(172)	$10,450	12	$—	$—	—	$(172)	$10,450	12

Municipal securities	$—	$—	—	$—	$—	—	$—	$—	—
Total held to maturity	$—	$—	—	$—	$—	—	$—	$—	—

December 31, 2019
Government agency securities	$(19)	$1,572	2	$—	$—	—	$(19)	$1,572	2
SBA securities	(22)	1,469	2	—	—	—	(22)	1,469	2
Mortgage-backed securities- Government sponsored agencies	(5)	2,631	4	(24)	3,912	6	(29)	6,543	10
Collateralized mortgage obligations	(10)	5,738	3	(15)	953	2	(25)	6,691	5
Total available for sale	$(56)	$11,410	11	$(39)	$4,865	8	$(95)	$16,275	19

Municipal securities	$—	$—	—	$—	$—	—	$—	$—	—
Total held to maturity	$—	$—	—	$—	$—	—	$—	$—	—

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

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company's loan portfolio consists primarily of loans to borrowers within the Southern California metropolitan area, the New York City metropolitan area, the Chicago, Illinois metropolitan area and Las Vegas, Nevada. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company's market area and, as a result, the Company's loan and collateral portfolios are, to some degree, concentrated in those industries.

The following tables present the balance and activity related to the allowance for loan losses for held for investment loans by type for the periods presented.

	Three Months Ended March 31,
	2020					2019
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total	Real Estate	Commercial	Other	Total
Allowance for loan losses:
Beginning balance	$15,118	$3,588	$9	$101	$18,816	$13,437	$4,140	$—	$17,577
Additions (reductions) to the allowance charged to expense	1,273	735	7	(70)	1,945	952	(405)	3	550
Charge-offs on loans	—	(631)	—	—	(631)	—	—	—	—
Recoveries on loans	—	—	—	—	—	—	109	—	109
Ending balance	$16,391	$3,692	$16	$31	$20,130	$14,389	$3,844	$3	$18,236

	For the year end December 31, 2019
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning of year	$13,437	$4,140	$—	$—	$17,577
Additions (reductions) to the allowance charged to expense	1,847	433	9	101	2,390
Charge-offs on loans	(166)	(1,093)	—	—	(1,259)
Recoveries on loans	—	108	—	—	108
Ending balance	$15,118	$3,588	$9	$101	$18,816

The following table presents the recorded investment in loans and impairment method as of March 31, 2020 and March 31, 2019, and the activity in the allowance for loan losses for the year ended December 31, 2019, by portfolio segment:

(dollars in thousands)
March 31, 2020	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$—	$—	$—	$—
General	16,391	3,692	16	31	20,130
Total allowance for loan losses	$16,391	$3,692	$16	$31	$20,130
Loans evaluated for impairment:
Individually	5,376	14,898	—	—	20,274
Collectively	2,039,968	338,270	1,470	—	2,379,708
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,045,344	$353,168	$1,470	$—	$2,399,982

March 31, 2019	Real Estate	Commercial	Unallocated	Total
Reserves:
Specific	$—	$11	$—	$11
General	14,389	3,833	3	18,225
Total allowance for loan losses	14,389	3,844	3	18,236
Loans evaluated for impairment:
Individually	2,365	221	—	2,586
Collectively	1,765,585	351,906	336	2,117,827
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$1,767,950	$352,127	$336	$2,120,413

December 31, 2019	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$—	$—	$—	$—
General	15,118	3,588	9	101	18,816
Loans acquired with deteriorated credit quality	—	—	—		—
Total allowance for loan losses	$15,118	$3,588	$9	$101	$18,816
Loans evaluated for impairment:
Individually	$3,795	$9,423	$—	$—	$13,218
Collectively	1,842,747	340,148	821	—	2,183,716
Loans acquired with deteriorated credit quality	—	—	—		—
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$1,846,542	$349,571	$821	$—	$2,196,934

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

The risk category of loans by class of loans was as follows at March 31, 2020 and December 31, 2019:

(dollars in thousands)		Special
March 31, 2020	Pass	Mention	Substandard	Impaired (1)	Total
Real estate:
Construction and land development	$119,681	$—	$173	$261	$120,115
Commercial real estate	804,312	29,073	19,009	2,186	854,580
Single-family residential mortgages	1,066,360	495	865	2,929	1,070,649
Commercial:
Other	261,934	6,080	5,719	1,869	275,602
SBA	59,897	189	4,451	13,029	77,566
Other:	1,470	—	—	—	1,470
Total loans	$2,313,654	$35,837	$30,217	$20,274	$2,399,982

(dollars in thousands)		Special
December 31, 2019	Pass	Mention	Substandard	Impaired (1)	Total
Real estate:
Construction and land development	$95,756	$—	$—	$264	$96,020
Commercial real estate	767,603	5,353	18,115	2,197	793,268
Single-family residential mortgages	955,327	—	593	1,334	957,254
Commercial:
Other	265,178	4,078	5,330	—	274,586
SBA	61,496	189	3,877	9,423	74,985
Other:	821	—	—	—	821
Total loans	$2,146,181	$9,620	$27,915	$13,218	$2,196,934

(1)	Loans, net of deferred fees

The following table presents the aging of the recorded investment in past-due loans at March 31, 2020 and December 31, 2019 by class of loans:

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not	Total	Non- Accrual
March 31, 2020	Days	Days	Or More	Past Due	Past Due	Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$—	$—	$120,115	$120,115	$—
Commercial real estate	11,606	—	725	12,331	842,249	854,580	725
Single-family residential mortgages	3,048	2,669	1,813	7,530	1,063,119	1,070,649	2,930
Commercial:
Other	1,554	1,090	1,315	3,959	271,643	275,602	1,363
SBA	2,671	646	12,987	16,304	61,262	77,566	12,987
Other:	74	—	—	74	1,396	1,470	—
	$18,953	$4,405	$16,840	$40,198	$2,359,784	$2,399,982	$18,005
Real estate:
Single-family residential mortgages held for sale	$404	$—	$—	$404	$51,692	$52,096	$—

	30-59	60-89	90 Days	Total	Loans Not	Total	Non- Accrual
December 31, 2019	Days	Days	Or More	Past Due	Past Due	Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$—	$—	$96,020	$96,020	$—
Commercial real estate	—	—	725	725	792,543	793,268	725
Single-family residential mortgages	1,454	1,560	450	3,464	953,790	957,254	1,334
Commercial:
Other	—	—	—	—	274,586	274,586	—
SBA	2,263	—	9,378	11,641	63,344	74,985	9,378
Other:	—	—	—	—	821	821	—
	$3,717	$1,560	$10,553	$15,830	$2,181,104	$2,196,934	$11,437
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$108,194	$108,194	$—

(1)	Included in total loans.

The Company has one loan in the amount of $225,000 90 days or more past due and still accruing at March 31, 2020.

Information relating to individually impaired loans presented by class of loans was as follows at March 31, 2020 and December 31, 2019:

(dollars in thousands)	Principal	Recorded	Related
March 31, 2020	Balance	Investment	Allowance
With no related allowance recorded
Construction and land development	$261	$261	$—
Commercial and industrial	1,881	1,869
Commercial real estate	2,186	2,186	—
Residential mortgage loans	2,965	2,929	—
Commercial – SBA	13,039	13,029	—
With related allowance recorded
Commercial and industrial	—	—	—
Single-family residential mortgage	—	—	—
Total	$20,332	$20,274	$—

(dollars in thousands)	Principal	Recorded	Average	Interest	Related
December 31, 2019	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$264	$264	$271	$24	$—
Commercial real estate	2,198	2,197	2,384	100	—
Residential mortgage loans	1,349	1,334	1,351	—	—
Commercial – SBA	9,423	9,423	10,791	4	—
With related allowance recorded
Commercial – SBA	—	—	—	—	—
Total	$13,234	$13,218	$14,797	$128	$—

The following table presents information on impaired loans and leases, disaggregated by loan segment, for the periods indicated:

	Three Months Ended
	March 31, 2020		March 31, 2019
	Average	Interest	Average	Interest
(dollars in thousands)	Balance	Income	Balance	Income
With no related allowance recorded
Construction and land development	$262	$2	$275	$6
Commercial and industrial	1,987	9	—	—
Commercial real estate	2,423	25	2,100	17
Residential mortgage loans	2,962	—	—	—
Commercial – SBA	15,153	1	56	1
With related allowance recorded
Commercial - SBA	—	—	166	—
	$22,787	$37	$2,597	$24

No interest income was recognized on a cash basis for the three months ended March 31, 2020 and 2019 and for the year ended December 31, 2019.

The Company had five and four loans identified as troubled debt restructurings (“TDRs”) at March 31, 2020 and December 31, 2019, respectively, with aggregate balances of $2.3 million and $1.8 million, respectively. There were no specific reserves allocated to the loans as of March 31, 2020 and December 31, 2019.  There are no commitments to lend additional amounts at March 31, 2020 and December 31, 2019 to customers with outstanding loans that are classified as TDRs. There were no loans that were modified as TDRs during the past twelve months that had payment defaults during the periods.

The following table presents loans by class modified as TDRs that occurred during the three months ended March 31, 2020. There was one loan modified as a TDR during the three months ended March 31, 2020. There were no new TDRs during the three months ended March 31, 2019. The modification of the terms generally included loans where a moratorium on loan payments was granted.  Such moratoriums ranged from six months to nine months on the loans restructured in 2020 and 2019.

		Pre-	Post-
		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded
March 31, 2020	Loans	Investment	Investment
Commercial and industrial	1	506	506
Total	1	$506	$506

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets.  The principal balances at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Loans serviced for others:
Mortgage loans	$1,673,304	$1,683,298
SBA loans	$156,750	$170,849
Commercial real estate loans	$4,199	$4,216

The fair value of servicing assets for mortgage loans was $13.2 million and $15.1 million at March 31, 2020 and December 31, 2019, respectively. The fair value of servicing assets for SBA loans was $4.1 million and $5.6 million at March 31, 2020 and December 31, 2019, respectively. Estimates of the loan servicing asset fair value are derived through a discounted cash flow analysis. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography.  The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place.  The analysis accounts for recent transactions, and supply and demand within the market.

Servicing fees net of servicing asset amortization totaled $592,000 and $840,000 for the three months ended March 31, 2020 and 2019, respectively.

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

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$12,997	$4,086	$12,858	$4,512
Additions	789	38	604	112
Disposals	(343)	(217)	(33)	(127)
Amortized to expense	(382)	(142)	(466)	(172)
End of period	$13,061	$3,765	$12,963	$4,325

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually.  The Company has selected December 31st as the date to perform the annual impairment test.  Goodwill amounted to $69.8 million at March 31, 2020 and $58.6 million at December 31, 2019, and is the only intangible asset with an indefinite life on the balance sheet.  There were no impairment losses recognized on goodwill during the three months ended March 31, 2020 and 2019.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions.   CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years.  The unamortized balance at March 31, 2020 and December 31, 2019 was $6.2 million and $6.1 million, respectively. CDI amortization expense was $357,000 and $388,000 for the three months ended March 31, 2020 and March 31, 2019, respectively.

Estimated CDI amortization expense for future years is as follows:

(dollars in thousands)
As of March 31:
Remainder of 2020	$1,037
2021	1,121
2022	936
2023	800
2024	683
Thereafter	1,657
Total	$6,234

NOTE 8 - DEPOSITS

At March 31, 2020, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	March 31, 2020
One year	$1,267,249
Two to three years	76,236
Over three years	16,301
Total	$1,359,786

The Board of Governors of the Federal Reserve System (“Federal Reserve”) announced the reduction of the reserve requirement ratio to zero percent across all deposit tiers, effective March 26, 2020.  Depository institutions that were required to maintain deposits in a Federal Reserve bank account to satisfy reserve requirements will no longer be required to do and can use the additional liquidity to lend to individuals and businesses.  The Federal Reserve has indicated that it may adjust reserve requirement ratios in the future if conditions warrant.

NOTE 9 - LONG-TERM DEBT

In March 2016, the Company issued $50 million of 6.5% fixed to floating rate subordinated debentures, due March 31, 2026. The interest rate is fixed through March 31, 2021 and floats at the 3 month LIBOR plus 516 basis points thereafter. The Company can redeem these subordinated debentures beginning March 31, 2021.  The subordinated debentures are considered Tier 2 capital at the Company. The Company allocated $35 million to the Bank as Tier 1 capital.

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

At March 31, 2020 and December 31, 2019, long-term debt was as follows:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Principal	$105,000	$105,000
Unamortized debt issuance costs	$865	$951

The following table presents interest and amortization expense the Company incurred for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
(dollars in thousands)	2020	2019
Interest Expense:
Interest	$1,662	$1,662
Amortization	86	85

In July 2017, British banking regulators announced plans to eliminate the LIBOR rate by the end of 2021, before this long-term debt and subordinated debentures mature. For these subordinated debentures, there are provisions for amendments to establish a new interest rate benchmark

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Holding Company (“TFC”) in 2016, acquired TFC Statutory Trust (the “Trust”).  The Trust conducted a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC issued $5 million of subordinated debentures to the Trust in exchange for ownership of all of the common securities of the Trust and the proceeds of the preferred securities sold by the Trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition, which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security. The Company also purchased an investment in the common stock of the Trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Federal Reserve on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month LIBOR plus 1.65%, which was 2.39% as of March 31, 2020 and 3.54% at December 31, 2019.

In October 2018, the Company, through the acquisition of First American International Corp. (“FAIC”), acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. The FAIC Trust issued 7,000 units of thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7,000,000 to an independent investor, and FAIC issued $7 million of subordinated debentures to the FAIC Trust and all of its common securities, amounting to $217,000, which is included in other assets.  There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at March 31, 2020 was 2.99% and 4.14% at December 31, 2019.

In January 2020, the Company, through the acquisition of PGBH, acquired Pacific Global Bank Trust I (“PGBH Trust”), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed to floating rate capital securities with an aggregate liquidation amount of $5,000,000 and 155 common securities with an aggregate liquidation amount of $155,000.  PGBH issued $5.2 million of subordinated debentures to PGBH Trust in exchange for ownership of all the common securities of PGBH Trust.  There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at March 31, 2020 was 2.84%.

The Company paid interest expense of $153,000 and $144,000 for the three months ended March 31, 2020 and 2019, respectively. The amount of aggregate amortization expense recognized for the three months ended March 31, 2020 and 2019 was $55,000 and $42,000, respectively.

For regulatory reporting purposes, the Federal Reserve has indicated that the capital or trust preferred securities qualify as Tier I capital of the Company subject to previously specified limitations, until further notice. If regulators make a determination that the capital securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

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

FHLB Advances.  The Company borrowed $150.0 million five-year term fixed rate FHLB advances at a weighted average fixed rate of 1.18% and the advances will mature by March 2025.

Federal Funds Arrangements with Commercial Banks.  At March 31, 2020, the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $5.0 million overnight from Zions Bank, Wells Fargo Bank, First Tennessee National Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements.  At March 31, 2020, the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit.  The secured borrowing capacity with the FRB of $14.0 million at March 31, 2020 is collateralized by loans pledged with a carrying value of $28.6 million.

FHLB Secured Line of Credit.  The secured borrowing capacity with the FHLB of $468.2 million at March 31, 2020 is collateralized by loans pledged with a carrying value of $568.7 million.

At March 31, 2020, the Company had $150.0 million at a weighted average rate of 1.18% in long-term (five year) advances with the FHLB, and no overnight or long-term advances at December 31, 2019.  There were no amounts outstanding under any of the other borrowing arrangements above as of March 31, 2020 and at December 31, 2019 except FHLB advances maturing in 2025.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the three months ended March 31, 2020 and 2019, the Company recorded an income tax provision of $3.3 million and $3.9 million, respectively, reflecting an effective tax rate of 32.5% and 27.1% for the three months ended March 31, 2020 and 2019, respectively. The Company recognized a tax benefit from stock option exercises of $28,000 and $133,000 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 13 - COMMITMENTS

The Company leases several of its operating facilities under various noncancellable operating leases expiring at various dates through 2028.  The Company is also responsible for common area maintenance, taxes and insurance at the various branch locations.

Future minimum rent payments on the Company’s leases were as follows at March 31, 2020:

(dollars in thousands)
Year ending December 31:
2020 remaining	$4,241
2021	4,751
2022	4,284
2023	3,322
2024	2,224
Thereafter	9,016
Total	$27,838

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.5 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively.  The Company received rental income of $84,000 and $49,000 in the first quarter of 2020 and 2019, respectively.

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

At March 31, 2020 and December 31, 2019, the Company had the following financial commitments whose contractual amount represents credit risk:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Commitments to extend credit	$387,248	$326,126
Commercial and similar letters of credit	227	358
Standby letters of credit	3,963	3,715
Total	$391,438	$330,199

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	March 31,	December 31,
(dollars in thousands)	2020	2019
Beginning balance	$4,000	$3,600
New loans and advances	4,000	16,180
Repayments	(4,000)	$(15,780)
Ending balance	$4,000	$4,000

There were no unfunded loan commitments outstanding to executive officers, directors and their related interests with whom they are associated at March 31, 2020 and at December 31, 2019.

Deposits from principal officers, directors, and their affiliates at March 31, 2020 and December 31, 2019 were $81.4 million and $84.6 million, respectively.

NOTE 15 - STOCK-BASED COMPENSATION

RBB Bancorp 2010 Stock Option Plan

Under the RBB Bancorp 2010 Stock Option Plan (the “2010 Plan”), the Company was permitted to grant awards to eligible persons in the form of qualified and non-qualified stock options. The Company reserved up to 30% of the issued and outstanding shares of common stock as of the date the Company adopted the 2010 Plan or 3,494,478 shares, for issuance under the 2010 Plan. After approval of the 2017 Omnibus Stock Incentive Plan (the “OSIP”) at the Company’s annual meeting on May 23, 2017, no additional grants were made under the 2010 Plan.  The 2010 Plan has been terminated and options that were granted under that Plan have become subject to the OSIP.  Awards that were granted under the 2010 Plan will remain exercisable pursuant to the terms and conditions set forth in individual award agreements, but such awards will be assumed and administered under the OSIP. The 2010 Plan award agreements allow for acceleration of exercise privileges of grants upon occurrence of a change in control of the Company. If a participant’s job is terminated for cause, then all unvested awards expire at the date of termination.

RBB Bancorp 2017 Omnibus Stock Incentive Plan

The OSIP was adopted by the Company’s board of directors on January 18, 2017 and approved by the Company’s shareholders at the Company’s annual meeting on May 23, 2017. The OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the OSIP, or 3,848,341 shares. As of March 31, 2020, there were 1,207,045 shares of common stock available for issuance under the OSIP. This represents 6.11% of the issued and outstanding shares of the Company’s common stock as of March 31, 2020. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

The Company recognized stock-based compensation expense of $161,000 and $231,000 and recognized income tax benefits on that expense of $28,000 and $92,000 for the three months ended March 31, 2020 and 2019, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions presented below for 2020 and 2019.

	2020	2019
Expected volatility	28.5%	35.0%
Expected term	6.0 years	6.0 years
Expected dividends	1.99%	1.90%
Risk free rate	1.31%	2.66%
Grant date fair value	$4.61	$6.32

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

A summary of the status of awards pursuant to the Company's stock option plans as of March 31, 2020 and changes during the three months ended ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for share amounts)	Shares	Price	Term	Value
Outstanding at beginning of year	1,090,968	$13.11
Granted	51,000	20.10
Exercised	(56,498)	12.61
Forfeited/cancelled	(4,000)	18.38
Outstanding at end of year	1,081,470	$13.45	4.10 years	$1,826

Options exercisable	982,470	$12.87	3.57 years	$1,826

As of March 31, 2020 there was approximately $512,000 of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted-average period of 2.2 years.

The total fair value of the shares vested was $350,000, and $460,000 in 2020, and 2019, respectively.  The number of unvested stock options were 99,000, and 76,500 with a weighted-average grant date fair value of $5.43 and $6.32 as of March 31, 2020, and December 31, 2019.

Cash received from the exercise of 56,498 share options was $712,000 for the period ended March 31, 2020 and cash received from the exercise of 200,629 share options was $2.8 million for the year ended December 31, 2019. The intrinsic value of options exercised was $389,000, and $1.2 million, in 2020 and 2019 respectively.

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

In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. The new rules became effective on January 1, 2015, with certain of the requirements phased-in over a multi-year schedule.  Under the rules, minimum requirements increased for both the quantity and quality of capital held by the Bank.  The rules include a common equity Tier 1 (“CET1”) capital to risk-weighted assets ratio with minimums for capital adequacy and prompt corrective action purposes of 4.5% and 6.5%, respectively.  The minimum Tier 1 capital to risk-weighted assets ratio was raised from 4.0% to 6.0% under the capital adequacy framework and from 6.0% to 8.0% to be well-capitalized under the prompt corrective action framework.  In addition, the rules introduced the concept of a "conservation buffer" of 2.5% applicable to the three capital adequacy risk-weighted asset ratios (CET1, Tier 1, and Total).  The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019).  If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital.  Management believes, at March 31, 2020 and December 31, 2019, that RBB and the Bank satisfied all capital adequacy requirements to which they were subject.

As defined in applicable regulations and set forth in the tables below, RBB and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the "well capitalized" standards at the dates indicated:

			Amount of Capital Required
					Minimum Required Plus		To Be Well-
			Minimum Required		Capital		Capitalized
	Actual		for Capital Adequacy Purposes		Conservation Buffer Fully Phased-In		Under Prompt Corrective Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020:
Tier 1 Leverage Ratio
Consolidated	$347,133	11.74%	NA	NA	NA	NA	NA	NA
Bank	426,236	14.44%	$118,042	4.0%	$118,042	4.0%	$147,552	5.0%
Common Equity Tier 1 Risk- Based Capital Ratio
Consolidated	333,013	15.45%	NA	NA	NA	NA	NA	NA
Bank	426,236	19.79%	96,911	4.5%	150,750	7.0%	139,982	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	347,133	16.10%	NA	NA	NA	NA	NA	NA
Bank	426,236	19.79%	129,214	6.0%	183,054	8.5%	172,286	8.0%
Total Risk-Based Capital Ratio
Consolidated	472,376	21.91%	NA	NA	NA	NA	NA	NA
Bank	447,344	20.77%	172,286	8.0%	226,125	10.5%	215,357	10.0%

			Amount of Capital Required
					Minimum Required Plus		To Be Well-
			Minimum Required for Capital Adequacy		Capital Conservation Buffer		Capitalized Under Prompt Corrective
	Actual		Purposes		Fully Phased-In		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Tier 1 Leverage Ratio
Consolidated	$353,572	12.89%	NA	NA	NA	NA	NA	NA
Bank	417,036	15.23%	$108,150	4.0%	$108,150	4.0%	$135,187	5.0%
Common Equity Tier 1 Risk- Based Capital Ratio
Consolidated	343,899	17.16%	NA	NA	NA	NA	NA	NA
Bank	417,036	20.87%	89,127	4.5%	138,642	7.0%	128,739	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	353,572	17.65%	NA	NA	NA	NA	NA	NA
Bank	417,036	20.87%	118,836	6.0%	168,351	8.5%	158,448	8.0%
Total Risk-Based Capital Ratio
Consolidated	477,262	23.82%	NA	NA	NA	NA	NA	NA
Bank	436,677	21.86%	158,448	8.0%	207,964	10.5%	198,061	10.0%

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

Additionally, the Federal Reserve has issued guidance which requires that they be consulted before payment of a dividend if a financial holding company does not have earnings over the prior four quarters of at least equal to the dividend to be paid, plus other holding company obligations.

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

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (“OREO”) are measured at the lower of carrying amount or fair value, less costs to sell.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.  Fair values are generally based on third party appraisals of the property which are commonly adjusted by management to reflect an expectation of the amount to be ultimately collected and selling costs (Level 3).

Appraisals for OREO are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered. No significant adjustments to appraised values have been made as a result of this comparison process as of March 31, 2020.

Collateral-dependent impaired loans:  Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at March 31, 2020 and December 31, 2019:

(dollars in thousands)	Fair Value Measurements Using:
March 31, 2020	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$1,426	$—	$1,426
SBA agency securities	—	4,647	—	4,647
Mortgage-backed securities	—	18,772	—	18,772
Collateralized mortgage obligations	—	11,219	—	11,219
Corporate debt securities	—	90,230	—	90,230
	$—	$126,294	$—	$126,294

On a non-recurring basis:
Commercial real estate - collateral dependent impaired loans	$—	$—	$3,608	$3,608
Other real estate owned	—	—	293	293
	$—	$—	$3,901	$3,901

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$1,572	$—	$1,572
SBA agency securities	—	4,691	—	4,691
Mortgage-backed securities	—	19,171	—	19,171
Collateralized mortgage obligations	—	11,654	—	11,654
Commercial paper	—	69,898	—	69,898
Corporate debt securities	—	19,083	—	19,083
	$—	$126,069	$—	$126,069

On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

No write-downs to OREO were recorded for the three months ended March 31, 2020 or for the year ended December 31, 2019.

Quantitative information about the Company's impaired loans and OREO non-recurring Level 3 fair value measurements at March 31, 2020 and December 31, 2019 is as follows:

(dollars in thousands)	Fair Value	Valuation	Unobservable	Adjustment
March 31, 2020	Amount	Technique	Input	Range
Collateral dependent impaired loans - commercial real estate	$3,608	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	5% - 6%
Other real estate owned	$293	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	5%-6%
December 31, 2019
Other real estate owned	$293	Third Party	Management Adjustments	5%-6%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs

OREO as of March 31, 2020 consists of one single-family residence with a fair value of $293,000.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at March 31, 2020 and December 31, 2019 are summarized as follows:

		March 31,		December 31,
		2020		2019
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$285,667	$285,667	$114,763	$114,763
Federal funds sold and other cash equivalents	Level 1	75,300	75,300	67,000	67,000
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	126,294	126,294	126,069	126,069
Investment securities - HTM	Level 2	7,825	8,154	8,332	8,632
Mortgage loans held for sale	Level 1	52,096	52,664	108,194	109,385
Loans, net	Level 3	2,379,852	2,325,638	2,178,118	2,158,970
Equity security	Level 3	11,817	11,817	11,826	11,826
Mortgage serving rights	Level 2	16,826	17,251	17,083	20,752

Financial Liabilities:
Deposits	Level 2	$2,435,981	$2,427,037	$2,248,938	$2,236,329
FHLB advances	Level 2	150,000	150,000	—	—
Long-term debt	Level 2	104,135	131,284	104,049	109,877
Subordinated debentures	Level 3	14,120	20,902	9,673	11,709

NOTE 19 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”):

	For the Three Months Ended March 31,
	2020		2019
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$6,748		$10,380
Less: Earnings allocated to participating securities	(10)		(22)
Shares outstanding		19,739,280		20,073,991
Impact of weighting shares		232,576		(69,700)
Used in basic EPS	6,738	19,971,856	10,358	20,004,291
Dilutive effect of outstanding
Stock options		294,472		389,025
Used in dilutive EPS	$6,738	20,266,328	$10,358	20,393,316

Basic earnings per common share	$0.34		$0.52
Diluted earnings per common share	0.33		0.51

Stock options for 263,500 shares and 76,500 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2020 and 2019, respectively because they were anti-dilutive.

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	For the Three Months Ended March 31,
(dollars in thousands)	2020	2019
Non-interest income, in scope (1)
Fees and service charges on deposit accounts	$451	$298
Other fees (2)	149	198
Other income (3)	452	291
Total in-scope non-interest income	1,052	787
Non-interest income, not in scope (4)	3,563	3,415
Total non-interest income	$4,615	$4,202

(1)	There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606.
(2)	Other fees consists of wealth management fees, miscellaneous loan fees and postage/courier fees.
(3)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity and OREO income.
(4)

The amounts primarily represent revenue from contracts with customers that are out of scope of ASC 606:  Net loan servicing income, letter of credit commissions, import/export commissions, recoveries on purchased loans, BOLI income, and gains (losses) on sales of mortgage loans, loans and investment securities.

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Fees and Services Charges on Deposit Accounts

Fees and service charges on deposit accounts include charges for analysis, overdraft, cash checking, ATM, and safe deposit activities executed by our deposit clients, as well as interchange income earned through card payment networks for the acceptance of card based transactions. Fees earned from our deposit clients are governed by contracts that provide for overall custody and access to deposited funds and other related services, and can be terminated at will by either party; this includes fees from money service businesses (“MSBs”). Fees received from deposit clients for the various deposit activities are recognized as revenue once the performance obligations are met. The adoption of ASU 2014-09 had no impact to the recognition of fees and service charges on deposit accounts.

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

Gain on Sales of OREO and Fixed Assets

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

NOTE 21 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At March 31, 2020 and December 31, 2019, the balance of the investment for qualified affordable housing projects was $8.4 million and $8.6 million, respectively.  This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets.  Total unfunded commitments related to the investments in qualified housing projects totaled $2.2 million and $4.2 million at March 31, 2020 and December 31, 2019, respectively.  The Company expects to fulfill these commitments between 2020 and 2027.

For the three months ended March 31, 2020 and 2019, the Company recognized amortization expense of $247,000 and $225,000, respectively, which was included within income tax expense on the consolidated statements of income.

NOTE 22 - RECENT DEVELOPMENTS

On April 20, 2020, RBB Bancorp announced a cash dividend of $0.06 per share for the first quarter of 2020. The dividend is payable on May 13, 2020 to common shareholders of record as of April 30, 2020.

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

The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or  turbulence in domestic or global financial markets could adversely affect our  revenues  and  the values of our assets  and  liabilities,  reduce the availability  of funding,  lead  to  a tightening  of credit, and  further  increase stock  price volatility,  which  could  result  in  impairment  to our goodwill in future  periods.  Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance.  In addition to the foregoing, there are or will be other important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

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

•

the effect of acquisitions we may make, such as our recently completed acquisition of PGBH, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;

•	our limited operating history as an integrated company and our recent acquisitions;
•	environmental liability associated with our lending activities;
•	geopolitical and public health conditions such as acts or threats of terrorism, military conflicts, pandemics and public health issues or crises, such as that related to the COVID-19 pandemic;
•	the geographic concentration of our markets in Southern California, Las Vegas (Nevada), Chicago (Illinois) and the New York City metropolitan area and the southwest United States;
•	the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;
•	the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
•	uncertainty relating to the LIBOR calculation process and the potential phasing out of LIBOR after 2021;
•	possible impairment charges to goodwill;
•	natural disasters, earthquakes, fires and severe weather;
•

the effect of changes in accounting policies and practices as may be adopted from time to time by our regulatory agencies, as well as by the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standards setters, including ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the CECL model, which will change how we estimate credit losses and may increase the required level of our allowance for loan losses after adoption;

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

Our significant accounting policies are described in greater detail in our 2019 audited financial statements included in our 2019 Annual Report, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

RBB is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for the Bank and RAM.  At March 31, 2020, RBB had total consolidated assets of $3.1 billion, gross consolidated loans of $2.5 billion (held for investment (“HFI”) and held for sale (“HFS”)), total consolidated deposits of $2.4 billion and total consolidated stockholders' equity of $408.0 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides business banking services to the Chinese-American communities in Los Angeles County, Orange County, Ventura County (California), Brooklyn, Queens and Manhattan (New York City), Chinatown and Bridgeport (Chicago) and in Las Vegas (Clark County, Nevada), including remote deposit, E-banking, mobile banking, commercial and investor real estate loans, business loans and lines of credit, SBA 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts. RAM was formed to hold and manage problem assets acquired in business combinations.

RBB operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, West Los Angeles, and Westlake Village (California), Brooklyn, Queens and Manhattan (New York City), Chinatown and Bridgeport (Chicago) and Las Vegas (Nevada).  The Bank opened a new banking office in Flushing (Queens, New York) in February 2019, and we plan to open a new branch in Edison New Jersey in 2020.  We closed one banking office in Manhattan in April 2019 and also one in March 2020.  The Bank is a Community Development Financial Institution and as such is able to receive grants from the United States Treasury Department.  Any grants we receive will be used to invest in low-to-moderate income areas in the communities we serve.

RBB has completed six acquisitions since 2011, including the acquisition of PGBH which was completed on January 10, 2020

In response to the COVID-19 pandemic and declaration of a national emergency by the Trump administration, the Company fully implemented our Business Continuity Plan to safeguard its employees and operations.  The banking and finance sectors have been identified as one of the 13 critical infrastructure sectors essential to our nation’s security, and economic and social stability.   All Bank branches remain open, with routine banking services offered through online banking, drive-up windows and limited lobby access.

We implemented a number of actions to support a healthy workforce:

•	Flexible work practices such as work-from-home options, working in shifts and placing greater distances between employees;
•	Discontinued non-essential business travel and meetings; and
•	Utilizing online meeting platforms.

We have been and will continue to actively address client needs, including offering loan relief to all impacted clients.  We have enrolled clients in the SBA Paycheck Protection Program (“PPP”).  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – COVID-19 Impact on Loan Quality” for a discussion of the pandemic’s effect on the Company’s loan portfolio with certain information provided as of April 30, 2020.

Approximately 41% of our employees have been working remotely from home.  For those employees for which it is helpful to be in the office, we implemented “social distancing” to space employees in work areas and utilize teams working in shifts.  Employees wear masks as a further precaution.

Although it is too early for us to determine the exact impact of COVID-19 on our financial performance, we expect our financial performance to be affected in the following manner:

•	We expect similar single-family loan growth except we expect the mix will change. We expect higher FNMA loan originations and lower non-qualified mortgage originations;
•	We expect lower loan sales volume and gains due to the closing of all jumbo and non-qualified mortgage secondary market purchasers;
•

We expect commercial real estate loan origination volume to remain stable; however, we have implemented stricter loan underwriting standards by lowering our loan-to-value maximum and requiring six to twelve months of principal and interest in a deposit account as additional collateral;

•

We have not currently experienced any run-off in deposits.  We borrowed $150 million in 5-year fixed-rate FHLB advances to enhance our liquidity.  In addition, deposit customers are not as rate sensitive and we have lowered deposit rates significantly;

•	We expect lower net interest income in the second quarter of 2020 due to the rate cuts by the Federal Reserve;
•	We expect higher loan losses in the third quarter after loan deferment agreements expire. See “COVID-19 Impact on Loan Quality” for further discussion; and
•

We performed a goodwill impairment analysis as of March 31, 2020 and found no impairment.  However, depending on the severity of the recession, we may be subject to goodwill impairment in future periods.

Pursuant to recent regulatory guidance, we have elected under the CARES Act to not apply GAAP requirements to loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, and have suspended the determination of loan modifications related to the pandemic from being treated as TDRs.  Modifications include the following: (1) forbearance agreements, (2) interest-rate modifications, (3) repayment plans, and (4) any other similar arrangements that defer or delay payments of principal or interest.  The relief from TDR treatment applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur beginning on March 1, 2020, until the earlier of the following dates: (1) 60 days after the date on which the national emergency related to the COVlD-19 pandemic outbreak is terminated, or (2) December 31, 2020. The suspension of TDR accounting and reporting guidance may not be applied to any loan of a borrower that is not related to the COVID-19 pandemic.

OVERVIEW

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of RBB and its wholly owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our audited financial statements included in our 2019 Annual Report, and the unaudited consolidated financial statements and accompanying notes presented elsewhere in this Report.

For the first quarter of 2020, we reported net earnings of $6.7 million, compared with $10.4 million for the first quarter of 2019. This represented a decrease of $3.6 million from the first quarter of 2019. Diluted earnings per share were $0.33 per share for the first quarter of 2020, compared to $0.51 for the same period last year.

At March 31, 2020, total assets were $3.1 billion, an increase of $340.4 million, or 12.2%, from total assets of $2.8 billion at December 31, 2019. Interest-earning assets were $2.9 billion as of March 31, 2020, an increase of $313.4 million, or 12.0%, when compared with $2.6 billion at December 31, 2019. The increase in interest-earning assets was primarily due to a $158.3 million increase in cash and cash equivalents, a $203.0 million increased in loans held for investment, with $172.4 due to the PGBH acquisition, partially offset by a $56.0 million decrease in mortgage loans held for sale.

At March 31, 2020, AFS investment securities totaled $126.3 million inclusive of a pre-tax net unrealized gain of $838,000, compared to $126.1 million, inclusive of a pre-tax unrealized gain of $340,000, at December 31, 2019.   HTM investment securities totaled $7.8 million at March 31, 2020 and $8.3 million at December 31. 2019.

Total HFI loans and leases, net of deferred fees and discounts, were $2.4 billion at March 31, 2020, compared to $2.2 billion at December 31, 2019. HFI loans and leases, net of deferred fees and discounts, increased $203.0 million, or 9.2%, from December 31, 2019. The increase was primarily due to $173.2 million in loans from the PGBH acquisition.  The increase was principally due to increases of $1.0 million in commercial and industrial (“C&I”) loans, $2.6 million in SBA loans, $24.1 million in construction and land development (“C&D”) loans, $61.3 million in commercial real estate (“CRE”) loans, and $113.4 million in single-family residential (“SFR”) mortgage loans.

HFS loans were $52.1 million at March 31, 2020, compared to $108.2 million at December 31, 2019.  No HFS loans were acquired from PGBH.

Noninterest-bearing deposits were $504.3 million at March 31, 2020, an increase of $45.6 million, or 9.9%, compared to $458.8 million at December 31, 2019. Interest-bearing deposits were $1.9 billion at March 31, 2020, an increase of $141.5 million, or 7.9%, compared to $1.8 billion at December 31, 2019.  The increase was driven by the PGBH acquisition and normal business growth. The PGBH acquisition added $188.4 million in deposits.  At March 31, 2020, noninterest-bearing deposits were 20.7% of total deposits, compared to 20.4% at December 31, 2019.

Our average cost of total deposits was 1.38% for the quarter ended March 31, 2020, compared to 1.43% for the same period last year. The decrease is primarily due to an increase of $80.4 million in average demand deposits, and a decrease in the average rate paid on interest-bearing deposits to 1.72% from 1.78% due to the decline in market rates.

Borrowings, consisting of long-term and short-term FHLB advances, long-term debt and subordinated debt, increased to $268.3 million at March 31, 2020, compared to $113.7 million as of December 31, 2019.  Borrowings decreased by $120.1 million from March 31, 2019.

In the first quarter of 2020, the Company borrowed $150.0 million in five-year FHLB advances.  The average fixed rate is 1.18% and the advances will mature by March 2025.  The purpose was to enhance our liquidity in light of the COVID-19 pandemic at an attractive interest rate.  As of March 31, 2020 and December 31, 2019, we had no short-term advances from the FHLB.  As mortgage loans held for sale were sold in 2019, the FHLB short-term advances that were utilized as the applicable funding source were repaid.

The allowance for loan losses was $20.1 million at March 31, 2020, compared to $18.8 million at December 31, 2019. The allowance for loan losses increased by $1.3 million during the three-month period ending March 31, 2020. The increase was due to a $1.9 million credit loss provision, attributable to increases in non-performing loans and loans held-for-investment 30 to 89 days past due increasing to $23.8 million at March 31, 2020, up from $5.3 million at December 31, 2019, as well as an increase in our general reserve qualitative factors as a result of economic conditions resulting from the COVID-19 pandemic.    The allowance for loan losses to total loans and leases outstanding was 0.84% and 0.86% as of March 31, 2020 and December 31, 2019, respectively.

Shareholders’ equity increased $303,000, or 0.07%, to $408.0 million during the three-month period ending March 31, 2020 due to $6.7 million of net income, $712,000 from the exercise of stock options, $161,000 from stock-based compensation, and a $350,000 increase in net accumulated other comprehensive income, which was partially offset by $5.3 million from the repurchase of common stock and $2.4 million of common dividends declared.  The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on AFS securities.

Our capital ratios under the revised capital framework referred to as Basel III remain well-above regulatory standards. As of March 31, 2020, the Company’s Tier 1 leverage capital ratio was 11.74%, our common equity Tier 1 ratio was 15.45%, our Tier 1 risk-based capital ratio was 16.10%, and our total risk-based capital ratio was 21.91%. See “Regulatory Capital Requirements” herein for a further discussion of our regulatory capital requirements.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands except per share amounts)	2020	2019	$ or #	%
Interest income	$34,028	$37,206	$(3,178)	(8.5)
Interest expense	10,435	11,294	859	7.6
Net interest income	23,593	25,912	(2,319)	(8.9)
Provision (recapture) for loan losses	1,945	550	1,395	253.6
Net interest income after provision for loan losses	21,648	25,362	(3,714)	(14.6)
Noninterest income	4,615	4,202	413	9.8
Noninterest expense	16,263	15,325	938	6.1
Income before income taxes	10,000	14,239	(4,239)	(29.8)
Income tax expense	3,252	3,859	(607)	(15.7)
Net income	$6,748	$10,380	$(3,632)	(35.0)
Earnings per common share (1):
Basic	$0.34	$0.52	$(0.18)	(0.3)
Diluted	0.33	0.51	(0.18)	(0.4)
Weighted average shares outstanding (1):
Basic	19,971,856	20,047,716	(75,860)	-0.4%
Diluted	20,266,328	20,436,741	(170,413)	-0.8%
Return on average assets, annualized	0.90%	1.44%		-0.54%
Return on average shareholders’ equity, annualized	6.60%	10.98%		-4.38%
Noninterest income to average assets, annualized	0.61%	0.58%		0.03%
Noninterest expense to average assets, annualized	2.16%	2.13%		0.03%
Efficiency ratio (2)	57.65%	50.89%		6.76%
Dividend payout ratio	35.29%	19.69%		15.60%
Average equity to assets ratio	13.56%	13.15%		0.41%
Tangible book value per share (3)	$16.82	$15.90	$0.92
Return on average tangible common equity (3)	8.13%	13.26%		-5.13%

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

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2019 and 2020. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. For additional information see the sections on “Capital Resources and Liquidity Management” and Item 3. Quantitative and Qualitative Disclosures about Market Risk included in this Form 10-Q.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2020 and 2019. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended March 31,
	2020			2019
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$249,568	$931	1.50%	$92,692	$779	3.41%
Securities
Available for sale	138,574	755	2.19	68,708	508	3.00
Held to maturity (2)	8,016	74	3.71	9,629	89	3.75
Mortgage loans held for sale	78,063	981	5.05	449,828	5,490	4.95
Loans held for investment: (3)
Real estate	2,007,286	26,428	5.30	1,764,813	24,486	5.63
Commercial	337,548	4,867	5.80	352,428	5,864	6.75
Total loans	2,344,834	31,295	5.37	2,117,241	30,350	5.81
Total earning assets	2,819,055	$34,036	4.86	2,738,098	$37,216	5.51
Noninterest-earning assets	212,568			176,813
Total assets	$3,031,623			$2,914,911

Interest-bearing liabilities
NOW and money market deposits	$475,843	$1,188	1.00	413,952	$1,241	1.22
Savings deposits	114,951	55	0.19	100,623	53	0.21
Time deposits	1,358,639	7,086	2.10	1,139,214	5,953	2.12
Total interest-bearing deposits	1,949,433	8,329	1.72	1,653,789	7,247	1.78
FHLB advances	51,978	150	1.18	339,406	2,114	2.53
Long-term debt	104,083	1,748	6.75	103,742	1,747	6.83
Subordinated debentures	14,327	208	5.84	9,523	186	7.92
Total interest-bearing liabilities	2,119,821	10,435	1.98	2,106,460	$11,294	2.17
Noninterest-bearing liabilities
Noninterest-bearing deposits	485,555			405,190
Other noninterest-bearing liabilities	15,056			19,987
Total noninterest-bearing liabilities	500,611			425,177
Shareholders' equity	411,191			383,274
Total liabilities and shareholders' equity	$3,031,623			$2,914,911
Net interest income / interest rate spreads		$23,601	2.88%		$25,922	3.34%
Net interest margin			3.37%			3.84%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

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

	Comparison of Three Months Ended
	March 31, 2020 and March 31, 2019
	Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$13	$139	$152
Securities (2)
Available for sale	524	(277)	247
Held to maturity	(15)	0	(15)
Mortgage loans held for sale	(4,601)	92	(4,509)
Loans held for investment: (3)
Real estate	3,413	(1,471)	1,942
Commercial	(251)	(746)	(997)
Total loans	3,162	(2,217)	945
Total earning assets	$(917)	$(2,263)	$(3,180)

Interest-bearing liabilities
NOW and money market deposits	$189	$(242)	$(53)
Savings deposits	8	(6)	2
Time deposits	1,163	(30)	1,133
Total interest-bearing deposits	1,360	(278)	1,082
FHLB advances	(1,818)	(146)	(1,964)
Long-term debt	6	(5)	1
Subordinated debentures	95	(73)	22
Total interest-bearing liabilities	(357)	(502)	(859)
Net interest	$(560)	$(1,761)	$(2,321)

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

Results of Operations—Comparison of Results of Operations for the Three Months Ended March 31, 2020 and 2019

The following discussion of our results of operations compares the three months ended March 31, 2020 and the three months ended March 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Net Interest Income/Average Balance Sheet.  In the first quarter of 2020, we generated $23.6 million of taxable-equivalent net interest income, which was a decrease of $2.3 million, or 9.0%, from the $25.9 million of taxable-equivalent net interest income we earned in the first quarter of 2019. The decrease in net interest income was primarily due to a 65 basis point decrease in the average yield on interest-earning assets and a $13.4 million increase in average interest-bearing liabilities, partially offset by a $81.0 million increase in average earning assets, a 19 basis point decrease in the average rate paid on interest-bearing deposits and a $80.4 million increase in average demand deposits. The increase in average interest-earning assets reflected increases in average cash equivalents and average investment securities, which were partially offset by a decrease in total loan average balances (primarily from the decrease in HFS loans partially offset by the increase in HFI loans resulting from the PGBH acquisition).

Our average deposit balances increased by $376.0 million, primarily as a result of deposits acquired in the PGBH acquisition and organic growth. The decrease in interest expense was primarily due to a $13.4 million increase in average interest-bearing liabilities, partially offset by a 19 basis point decrease in the average rate paid on interest-bearing liabilities, and an $80.4 million increase in average demand deposits. For the three months ended March 31, 2020 and 2019, our net interest margin was 3.37% and 3.84%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the three months ended March 31, 2020 and 2019, excluding accretion income, would have been 3.27% and 3.68%, respectively.

Total interest income was $34.0 million for the first quarter of 2020 compared to $37.2 million for the first quarter of 2019. The $3.2 million, or 8.5%, decrease in total interest income was primarily due to 65 basis point decrease in the return on average earning assets, partially offset by an increase in average earning assets of approximately $98.3 million.

Interest and fees on HFI and HFS loans for the first quarter of 2020 was $32.3 million compared to $35.8 million for the first quarter of 2019. The $3.5 million, or 9.9%, decrease was primarily due to a $144.2 million, or 5.6% decrease in the average balance of total loans outstanding plus a 30 basis point decrease in the average yield on loans. The decrease in the average loan balance was primarily due to a $371.8 million decrease in the average loans held for sale, partially offset by a $227.6 million increase in average loans held for investment, including $172.4 million in loans from the PGBH acquisition.  Purchased loan discount accretion income totaled $889,000 in the first quarter of 2020 compared to $1.4 million in the first quarter of 2019. The average yield on loans benefits from discount accretion on our purchased loan portfolio. For the three months ended March 31, 2020 and 2019, the yield on total loans was 5.36% and 5.66%, respectively, while the yield on total loans excluding accretion income would have been 5.21% and 5.44%, respectively. Discount on purchased loans increased by $886,000 due to the PGBH acquisition.  Due to payoffs of acquired loans, we expect accretion income to decline through the remainder of 2020.

	As of and for the Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
Beginning balance of discount on purchased loans	$5,068	$9,228
Additions due to acquisitions:
Commercial and industrial	35	—
Construction and land development	10	—
Commercial real estate	145	—
Single-family residential mortgages	696	—
Total additions	886	—
Accretion:
Commercial and industrial	(1)	(16)
SBA	8	4
Construction and land development	1	—
Commercial real estate	429	829
Single-family residential mortgages	452	602
Total accretion	889	1,419
Ending balance of discount on purchased loans	$5,065	$7,809

Interest income on our securities portfolio increased $233,000, or 39.6%, to $821,000 in the first quarter of 2020 compared to $588,000 in the first quarter of 2019. This increase is primarily attributable to $68.3 million, or 87.1%, increase in the average balance, partially offset by an 82 basis point decrease in the yield on average securities from the first quarter of 2019 as compared to the first quarter of 2020.  Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the Company’s consolidated statements of income has not been grossed-up.

Interest income on interest earning deposits, dividend income on FHLB stock, federal funds sold, cash equivalents and other investments increased to $931,000 for the three months ended March 31, 2020 compared to $779,000 for the three months ended March 31, 2019. This increase was primarily due to a $156.9 million increase in the average balance of short-term cash investments, partially offset by a 191 basis point decrease in the average yield between the two periods.

Interest expense on interest-bearing liabilities decreased $859,000, or 7.6%, to $10.4 million for the first quarter of 2020 as compared to $11.3 million in the first quarter of 2019 due to decreases in interest rates on both deposits and borrowings, partially offset by increases in most interest-bearing balances and an $80.4 million increase in average non-interest bearing deposits.  With the PGBH acquisition, $188.4 million in deposits were acquired.

Interest expense on deposits increased to $8.3 million for the first quarter of 2020 as compared to $7.2 million for the first quarter of 2019. The $1.1 million, or 14.9%, increase in interest expense on deposits was primarily due to deposits from the PGBH acquisition and organic deposit growth, partially offset by a 6 basis point decrease in the average rate paid on interest-bearing deposits.  The average balance of interest-bearing deposits increased $295.6 million, or 17.9%, from $1.7 billion in the first quarter of 2019 compared to $1.9 billion in the first quarter of 2020.  Average brokered certificates of deposit were $66.4 million in the first quarter of 2020 and $110.6 million in the first quarter of 2019. Average non-interest bearing deposits increased to $465.6 million, or 19.8% from $405.2 million in the first quarter of 2019.  The 6 basis point decrease in the average rate paid on interest-bearing deposits was primarily due to the impact of lower market interest rates.

Interest expense on FHLB advances decreased $2.0 million from $2.1 million in the first quarter of 2019 to $150,000 in the first quarter of 2020.  The average balance decreased from $339.4 million to $52.0 million between the two quarters.  The $275.0 million in FHLB advances at March 31, 2019 were overnight advances used for general liquidity and funding HFS loans.  At March 31, 2020, the Company had $150.0 million of five-year fixed-rate FHLB advances.  The average rate is 1.18% and such advances mature in the first quarter of 2025.  The purpose of this borrowing was to obtain funding in order to enhance liquidity in light of the COVID-19 pandemic and obtain funding at an attractive interest rate.  The average rate on FHLB advances in the first quarter of 2020 was 1.18%, as compared to 2.53% in the first quarter of 2019.

Interest expense on long-term debt and subordinated debentures increased $23,000 to $2.0 million in the first quarter of 2020 as compared to $1.9 million in the first quarter of 2019.  The average long-term debt increased to $118.4 million in the first quarter of 2020, compared to $113.3 million in the first quarter of 2019.

Provision for Loan Losses.  The $1.4 million increase in the provision for loan losses is due primarily attributable to the higher loan balances, an increase in 30-89 day past due loans, non-performing loans and increased qualitative factors due to impact of the COVID-19 pandemic.  There were $631,000 in loan charge-offs in the first quarter of 2020.

Noninterest Income. Noninterest income increased $413,000, or 9.8%, to $4.6 million for the first quarter of 2020, compared to $4.2 million in the same quarter in the prior year. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%
Noninterest income:
Service charges, fees and other	$1,079	$820	$259	31.6
Gain on sale of loans	2,711	2,198	513	23.3
Loan servicing fee, net of amortization	592	840	(248)	(29.5)
Recoveries on loans acquired in business combinations	42	6	36	600.0
Unrealized gain on equity securities	—	147	(147)	(100.0)
Increase (decrease) in cash surrender of life insurance	191	191	—	—
Total noninterest income	$4,615	$4,202	$413	9.8

Service charges, fees and other income. Service charges, fees and other income totaled $1.1 million in the first quarter of 2020, compared to $820,000 in the first quarter of 2019.  The increase was due to an additional $152,000 in fees on deposit accounts, and $132,000 in safe deposit box income, partially offset by a $45,000 reduction in wealth management commissions.

Gain on sale of loans. Gains on sale of loans is comprised of gains on sale of SFR mortgage loans and SBA loans. Gains on sale of loans totaled $2.7 million in the first quarter of 2020, compared to $2.2 million in the first quarter of 2019.

The following table presents information on loans sold and gains on loans sold for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%
Loans sold:
SBA	$1,249	$3,740	$(2,491)	-66.6%
SFR mortgages	100,464	129,773	(29,309)	-22.6%
Commercial real estate	—	8,839	(8,839)	-100.0%
	$101,713	$142,352	$(40,639)	-28.5%
Gain on loans sold:
SBA	$89	$125	$(36)	-28.8%
SFR mortgages	2,622	1,919	703	36.6%
Commercial real estate	—	154	(154)	-100.0%
	$2,711	$2,198	$667	30.3%

Loan servicing income, net of amortization. Loan servicing income, net of amortization decreased due to the increase in the payoffs in the SFR mortgage portfolio.  The decrease in SBA loans serviced is due to high SBA loan prepayments in 2019 and lower SBA loan sales in 2020.

The following table presents information on loans servicing income for the three months ended March 31, 2020 and 2018.

(dollars in thousands)	For the Three Months Ended March 31,		Increase
For the period	2020	2019	$	%
Loan servicing income, net of amortization
SFR mortgage loans	$537	$680	$(143)	-21.0%
SBA loans	55	160	(105)	-65.6%
Total	$592	$840	$(248)	-29.5%

Our loan servicing income, net of amortization, decreased by $248,000 to $592,000 for the three months ended March 31, 2020 compared to net servicing income of $840,000 for the three months ended March 31, 2019.

The following table shows loans serviced for others as of March 31, 2020 and 2019:

	March 31,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%
As of period-end
SFR loans serviced	$1,673,304	$1,654,411	$18,893	1.1%
SBA loans serviced	156,750	181,627	(24,877)	-13.7%
CRE loans serviced	4,199	4,267	(68)	-1.6%

We are servicing SFR mortgage loans for other financial institutions and FNMA, and we are servicing SBA and CRE loans as of March 31, 2020. The change in the respective servicing portfolios reflects the growth in our originations, prepayment of loans, and sales of loans from 2019 through the first quarter of 2020.

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations was $42,000 in the quarter ended March 31, 2020, compared to $6,000 in the comparable quarter of 2019.

Unrealized gain on equity investments.  There was no unrealized gain on equity investments during the first quarter of 2020.  A $147,000 unrealized gain on equity investments without a readily determinable fair value, in accordance with ASU 2016-01, was recorded in the first quarter of 2019.

Cash surrender value of life insurance. The income from the cash surrender value of life insurance had no increase in the quarter ended March 31, 2020 compared to the same quarter in 2019.

Gain on sale of OREO and AFS securities. No OREO properties or AFS securities were sold in the first quarters of 2020 or 2019.

Noninterest expense.   Noninterest expense increased $938,000, or 6.1%, to $16.3 million in the first quarter of 2020 compared to $15.3 million in the first quarter of 2019.  The following table sets forth major components of our noninterest expense for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%
Noninterest expense:
Salaries and employee benefits	$9,505	$9,118	$387	4.2
Occupancy and equipment expenses	2,404	2,252	152	6.7
Data processing	1,142	1,009	133	13.2
Legal and professional	604	425	179	42.1
Office expenses	323	336	(13)	(3.9)
Marketing and business promotion	214	362	(148)	(40.9)
Insurance and regulatory assessments	177	298	(121)	(40.6)
Core deposit premium	357	388	(31)	(8.0)
OREO expenses (income)	14	81	(67)	(82.7)
Merger and conversion expenses	403	71	332	467.6
Other expenses	1,120	985	135	13.7
Total noninterest expense	$16,263	$15,325	$938	6.1

Salaries and employee benefits expense. Salaries and employee benefits expense increased $387,000, or 4.2%, to $9.5 million for the first quarter of 2020 compared to $9.1 million for the first quarter of 2019. The increase in salaries and employee benefits is attributable to additional staff from the PGBH acquisition, as well as normal salary increases.  The number of full-time equivalent employees was 382 at March 31, 2020, 355 at December 31, 2019 and 377 at March 31, 2019.

Occupancy and equipment expense. Occupancy and equipment expense increased $152,000, or 6.7%, to $2.4 million for the first quarter of 2020 compared to $2.3 million for the first quarter of 2019.  This increase was partially due to the PGBH acquisition.  On March 31, 2020, we closed the Grand Street branch in New York City.  The lease for this branch expired in April 2020.  Branch operations and staff were transferred to the Bowery branch.  With the acquisition of PGBH, three branches are located in the Chicago neighborhoods of Chinatown and Bridgeport.  The Bank plans to open a new full service banking branch in Edison, New Jersey in the second half of 2020. The branch will be located at 561 US-1, in the Wicks Shopping Plaza in Edison.

Data processing expense. Data processing expense increased $133,000, or 13.2%, to $1.1 million for the first quarter of 2020, compared to $1.0 million for the first quarter of 2019.  These increases resulted primarily from increased processing volumes and the PGBH acquisition. Effective June 2019, the Company renegotiated its data processing master agreement with the vendor, under which the Company is allowed to offset future monthly data processing expenses up to approximately $2.2 million through January 2026.  As of March 31, 2020, $2.1 million of this benefit remained for future use.

Legal and professional expense. Legal and professional expense increased $179,000 to $604,000 in the three months ended March 31, 2020 compared to $425,000 for the three months ended March 31, 2019. This increase was primarily due to the PGBH acquisition plus normal business activity.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and were $323,000 for the three months ended March 31, 2020 compared to $336,000 for the three months ended March 31, 2019.  This decrease primarily resulted from cost saving measures, partially offset by expenses following the PGBH acquisition.

Marketing and business promotion expenses. Marketing and business promotion expense decreased $148,000, or 40.9%, to $214,000 in the first quarter of 2020, compared to $362,000 for the first quarter of 2019.  The decrease was primarily due to a $97,000 reduction in discretionary donations and $47,000 reduction in advertising and promotion expenses.

Insurance and regulatory expenses. Insurance and regulatory assessments decreased $121,000, or 40.6%, to $177,000.    The decrease was primarily due to an FDIC small bank assessment credit of $179,000.

The Federal Reserve announced the reduction of the reserve requirement ratio to zero percent across all deposit tiers, effective March 26, 2020.  Depository institutions that were required to maintain deposits in a Federal Reserve Bank account to satisfy reserve requirements will no longer be required to do so and can use the additional liquidity to lend to individuals and businesses.  It is our understanding that the Federal Reserve has currently no plans to reinstate the reserve requirement.  However, the Federal Reserve may adjust reserve requirement ratios in the future if conditions warrant.

Amortization expenses. Amortization of the core deposit intangible was $357,000 in the first quarter of 2020, compared to $388,000 in the same period of 2019.  Although we added $491,000 to the core deposit intangible for the PGBH acquisition, the amortization on prior acquisition core deposit intangibles is larger than the increase from the PGBH acquisition.

Merger and conversion expenses. Merger and conversion expense was $403,000 in the first quarter of 2020 compared to $71,000 in the same period of 2019, following the completion of the PGBH acquisition in the first quarter of 2020.

Other Expenses.  Other expenses increased $135,000, or 13.7%, to $1.1 million for the first quarter of 2020, compared to $985,000 in the first quarter of 2019.  The provision for unfunded commitments was $153,000 in the first quarter of 2020 compared to credit of $50,000 in the first quarter of 2019.

Income Tax Expense. During the three months ended March 31, 2020 and 2019, the Company recorded an income tax provision of $3.3 million and $3.9 million, respectively, reflecting an effective tax rate of 32.5% and 27.1% for the three months ended March 31, 2020 and 2019, respectively. The Company recognized of tax benefit from stock option exercises of $28,000 and $133,000 for the three months ended March 31, 2020 and 2019, respectively.

Net Income.  Net income after tax amounted to $6.7 million for the first quarter 2020, a $3.7 million, or a 35.0% decrease from $10.4 million in the first quarter of 2019.  For the first quarter of 2020 as compared to the first quarter of 2019, net interest income before the provision for loan losses decreased by $2.3 million, the provision for loan losses increased by $1.4 million, non-interest income increased by $413,000, non-interest expense increased by $938,000, and income tax expense decreased by $607,000.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets were $3.1 billion as of March 31, 2020 and $2.8 billion as of December 31, 2019.  Cash and cash equivalents increased by $179.2 million, the total gross loan portfolio increased by $203.0 million, primarily with increases in CRE, SFR mortgage and C&D loans. SFR mortgage loans held for sale decreased by $56.1 million in the three months ended March 31, 2020.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at March 31, 2020 and December 31, 2019. The book value for securities classified as available for sale is reflected at fair market value and the book value for securities classified as held to maturity is reflected at amortized cost.

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value
U.S. government agency securities	$1,426	1.1%	$1,572	1.2%
SBA agency securities	4,647	3.5%	4,691	3.5%
Mortgage-backed securities, government sponsored agencies	18,772	14.0%	19,171	14.3%
Collateralized mortgage obligations	11,219	8.3%	11,654	8.7%
Commercial paper	71,404	53.1%	69,899	52.0%
Corporate debt securities (1)	18,826	14.0%	19,082	14.1%
Total securities, available for sale, at fair value	$126,294	94.2%	$126,069	93.8%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$3,003	2.2%	$3,505	2.6%
Tax-exempt municipal securities	4,822	3.6%	4,827	3.6%
Total securities, held to maturity, at amortized cost	7,825	5.8%	8,332	6.2%
Total securities	$134,119	100.0%	$134,401	100.0%

(1)	Comprised of corporate note securities, commercial paper and financial institution subordinated debentures.

The tables below set forth investment securities AFS and HTM for the periods presented.

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2020	Cost	Gains	Losses	Value
Available for sale
U.S government agency securities	$1,410	$16	$—	$1,426
SBA securities	4,565	87	(5)	4,647
Mortgage-backed securities - Government sponsored agencies	18,260	520	(8)	18,772
Collateralized mortgage obligations	11,036	183	—	11,219
Commercial paper	71,404	—	—	71,404
Corporate debt securities	18,781	204	(159)	18,826
	$125,456	$1,010	$(172)	$126,294
Held to maturity
Municipal taxable securities	$3,003	$158	$—	$3,161
Municipal securities	4,822	171	—	4,993
	$7,825	$329	$—	$8,154

December 31, 2019
Available for sale
U.S government agency securities	$1,591	$—	$(19)	$1,572
SBA securities	4,671	42	(22)	4,691
Mortgage-backed securities- Government sponsored agencies	19,126	74	(29)	19,171
Collateralized mortgage obligations	11,641	38	(25)	11,654
Commercial paper	69,899	—	—	69,899
Corporate debt securities	18,801	281	—	19,082
	$125,729	$435	$(95)	$126,069
Held to maturity
Municipal taxable securities	$3,505	$147	$—	$3,652
Municipal securities	4,827	153	—	4,980
	$8,332	$300	$—	$8,632

The weighted-average taxable equivalent book yield on the total investment portfolio at March 31, 2020 was 2.30% with a weighted-average life of 2.99 years. This compares to a weighted-average yield of 2.27% with a weighted-average life of 3.0 years at December 31, 2019. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows the Company’s investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the Notes to the 2019 consolidated financial statements included in our 2019 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months			Twelve Months or More			Total
	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
(dollars in thousands)	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
March 31, 2020
SBA securities	$(5)	$1,440	2	$—	$—	—	$(5)	$1,440	2
Mortgage-backed securities- Government sponsored agencies	(8)	1,039	6	—	—	—	(8)	1,039	6
Corporate debt securities	(159)	7,971	4	—	—	—	(159)	7,971	4
Total available for sale	$(172)	$10,450	12	$—	$—	—	$(172)	$10,450	12

Municipal securities	$—	$—	—	$—	$—	—	$—	$—	—
Total held to maturity	$—	$—	—	$—	$—	—	$—	$—	—

December 31, 2019
Government agency securities	$(19)	$1,572	2	$—	$—	—	$(19)	$1,572	2
SBA securities	(22)	1,469	2	—	—	—	(22)	1,469	2
Mortgage-backed securities- Government sponsored agencies	(5)	2,631	4	(24)	3,912	6	(29)	6,543	10
Collateralized mortgage obligations	(10)	5,738	3	(15)	953	2	(25)	6,691	5
Corporate debt securities	—	—	—	—	—	—	—	—	—
Total available for sale	$(56)	$11,410	11	$(39)	$4,865	8	$(95)	$16,275	19

Municipal securities	$—	$—	—	$—	$—	—	$—	$—	—
Total held to maturity	$—	$—	0	$—	$—	0	$—	$—	0

The Company did not record any charges for other-than-temporary impairment losses for the three months ended March 31, 2020 and 2019.

Loans

At March 31, 2020, total loans held for investment, net of allowance for loan losses, totaled $2.4 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at March 31, 2020 and December 31, 2019:

	As of March 31, 2020		As of December 31, 2019
(dollars in thousands)	Amount	%	Amount	%
Loans: (1)
Commercial and industrial	$275,602	11.5	$274,586	12.5
SBA	77,566	3.2	74,985	3.4
Construction and land development	120,115	5.0	96,020	4.4
Commercial real estate (2)	854,580	35.6	793,268	36.1
Single-family residential mortgages	1,070,649	44.6	957,254	43.6
Other loans	1,470	0.1	821	0.0
Total loans	$2,399,982	100.0	$2,196,934	100.0
Allowance for loan losses	(20,130)		(18,816)
Total loans, net	$2,379,852		$2,178,118

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm & non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.

Total loans (HFI and HFS) increased $147.0 million, or 6.4%, to $2.45 billion at March 31, 2020 compared to $2.3 billion at December 31, 2019. The Company obtained $172.4 million in loans with the acquisition of PGB.  The total loan portfolio decreased primarily in CRE, SFR mortgage loans and C&D loans

Commercial and industrial loans. We provide a mix of variable and fixed rate commercial and industrial loans. The loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and for international trade financing. Commercial and industrial loans include lines of credit with a maturity of one year or less, commercial and industrial term loans with maturities of five years or less, shared national credits with maturities of five years or less, mortgage warehouse lines with a maturity of one year or less, bank subordinated debentures with a maturity of 10 years, purchased receivables with a maturity of two months or less and international trade discounts with a maturity of three months or less. Substantially all of our commercial and industrial loans are collateralized by business assets or by real estate.

Commercial and industrial loans increased $1.0 million, or 0.4%, to $275.6 million as of March 31, 2020 compared to $274.6 million at December 31, 2019. The Company acquired $1.8 million in C&I loans with the PGB acquisition.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR mortgage loans originated for a business purpose. The interest rate for the majority of these loans are prime-based and have a maturity of five years or less except for the SFR mortgage loans originated for a business purpose which may have a maturity of one year. Our policy maximum loan-to-value (“LTV”) ratio is 75% for commercial real estate loans. The total commercial real estate portfolio increased $61.3 million, or 7.7%, to $854.6 million at March 31, 2020, compared to $793.3 million at December 31, 2019. The Company acquired $32.8 million in CRE loans with the PGB acquisition.  The multi-family residential loan portfolio was $245.1 million as of March 31, 2020 and $235.8 million as of December 31, 2019. The SFR mortgage loan portfolio originated for a business purpose totaled $32.9 million as of March 31, 2020 and $19.2 million as of December 31, 2019.

Construction and land development loans. Construction and land development loans increased $24.1 million or 25.1%, to $120.1 million at March 31, 2020 as compared to $96.0 million at December 31, 2019, as originations exceeded loan repayments. The following table shows the categories of our construction and land development portfolio as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020		As of December 31, 2019
(dollars in thousands)	Amount	%	Amount	%
Residential construction	$79,099	65.9	$60,749	63.3
Commercial construction	33,665	28.0	29,871	31.1
Land development	7,351	6.1	5,400	5.6
Total construction and land development loans	$120,115	100.0	$96,020	100.0

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

SBA loans increased $2.6 million, or 3.4%, to $77.6 million at March 31, 2020 compared to $75.0 million at December 31, 2019. This increase was primarily due to $5.8 million in originations, partially offset by loan sales of $1.2 million and $2.0 million loan pay-offs in the three months ended March 31, 2020.

SFR Loans. We originate mainly non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. As of March 31, 2020, we had $1.1 billion of SFR real estate loans, representing 44.6% of our HFI loan portfolio, excluding available for sale SFR loans.   We had six non-performing single-family residential real estate loans amounting to $2.9 million as of March 31, 2020.

Our SFR loan product is a five- or seven-year hybrid adjustable mortgage which re-prices between five or seven years to the one-year Constant Maturity Treasury rate plus 2.50%. The start rate for the five-year hybrid in the Eastern region is 4.50%-4.875% plus 0%-1% in points. In the Western region we offer a seven-year hybrid and the start rate is 4.75%.

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

As of March 31, 2020, the weighted average loan-to-value of the portfolio was 57.86%, the weighted average FICO score was 760 and the average duration of the portfolio was 4 years. We also offer qualified SFR mortgage loans as a correspondent to a national financial institution.

SFR mortgage real estate loans (which include $6.7 million of home equity loans) increased $113.4 million, or 11.8%, to $1.1 billion as of March 31, 2020 as compared to $957.3 million as of December 31, 2019. In addition, loans held for sale decreased $56.1 million or 51.7% to $52.1 million as of March 31, 2020 compared to $108.2 million December 31, 2019. The decrease in loans held for sale is primarily due the disruption in the non-qualified secondary market caused by the COVID-19 pandemic.

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

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by category:

	As of March 31, 2020		As of December 31, 2019
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Loans:
Commercial and industrial	$2,754	13.7%	$2,736	14.5%
SBA	937	4.7	852	4.5
Construction and land development	1,588	7.9	1,268	6.7
Commercial real estate (2)	8,125	40.4	7,668	40.8
Single-family residential mortgages	6,276	31.2	6,182	32.9
Other	16	0.1	9	0.0
Unallocated	434	2.2	101	0.5
Allowance for loan losses	$20,130	100.0%	18,816	100.0%

(1)	Represents the percentage of the allowance to total loans to the total ALLL.
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $5.9 million at March 31, 2020.

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

Credit-discount on loans purchased through bank acquisitions. Purchased loans are recorded at market value in two categories, credit discount, and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of March 31, 2020 and December 31, 2019. We have recorded additional reserves of $1.3 million due to the credit discounts on acquired loans being less than the analysis for loan losses on those acquisitions as of March 31, 2020.

	As of March 31,	As of December 31,
(dollars in thousands)	2020	2019
Commercial and industrial	$66	$37
SBA	40	42
Construction and land development	15	—
Commercial real estate	1,632	1,657
Single-family residential mortgages	4,645	3,573
Total credit discount on purchased loans	$6,398	$5,309
Total remaining balance of purchased loans through acquisition	$701,965	$579,329
Credit-discount to remaining balance of purchased loans	0.91%	0.92%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs (recoveries) to average loans were 0.11% and (0.02)% for the three months ended March 31, 2020 and 2019, respectively.

The allowance for loan losses was $20.1 million at March 31, 2020 compared to $18.8 million at December 31, 2019. The $1.3 million increase was due to a $1.9 million loan loss provision primarily attributable to the higher loan balances, an increase in 30-89 day past due loans, non-performing loans and the expected impact of increased qualitative factors due to the COVID-19 pandemic.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
(dollars in thousands)	2020	2019
Balance, beginning of period	$18,816	$17,577
Charge-offs:
SBA	631	—
Total charge-offs	631	—
Recoveries:
Commercial and industrial	—	109
Total recoveries	—	109
Net charge-offs (recoveries)	631	(109)
Provision for loan losses	1,945	550
Balance, end of period	$20,130	$18,236
Total loans at end of period (1) (2)	$2,399,982	$2,120,413
Average loans (2)	$2,344,834	$2,117,241
Net charge-offs (recoveries) annualized, to average loans	0.11%	-0.02%
Allowance for loan losses to total loans	0.84%	0.86%
Credit-discount on loans purchased through acquisition	$6,398	$6,996

(1)	Total loans are net of discounts and deferred fees and cost.
(2)	Excludes loans held for sale.

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

In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a TDR. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A restructured loan is considered impaired despite its accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent.

Pursuant to recent regulatory guidance, we have elected under the CARES Act to not apply GAAP requirements to loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, and have suspended the determination of loan modifications related to the pandemic from being treated as TDRs.  Modifications include the following: (1) forbearance agreements, (2) interest-rate modifications, (3) repayment plans, and (4) any other similar arrangements that defer or delay payments of principal or interest.  The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur beginning on March 1, 2020, until the earlier of the following dates: (1) 60 days after the date on which the national emergency related to the COVlD-19 pandemic outbreak is terminated, or (2) December 31, 2020. The suspension of TDR accounting and reporting guidance may not be applied to any loan of a borrower that is not related to the COVID-19 pandemic.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is carried at estimated fair value less estimated costs to sell.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest (of which there were none during the periods presented), and loans modified under TDRs. Nonperforming loans exclude PCI loans. The balances of nonperforming loans reflect the net investment in these assets.

	As of March 31,	As of December 31,
(dollars in thousands)	2020	2019
Troubled debt restructured loans:
Commercial and industrial	$506	$—
SBA	41	45
Construction and land development	261	264
Commercial real estate	1,461	1,472
Total troubled debt restructured loans	2,269	1,781
Non-accrual loans:
Commercial and industrial	1,363	—
SBA	12,987	9,378
Commercial real estate	725	725
Single-family residential mortgages	2,930	1,334
Total non-accrual loans	18,005	11,437
Loans past due 90 days or more, still accruing	225	—
Total non-performing loans	20,499	13,218
Other real estate owned	293	293
Nonperforming assets	$20,792	$13,511
Allowance for loan losses to nonperforming loans	98.20%	142.35%
Nonperforming loans to total loans (excluding HFS loans)	0.85%	0.60%
Nonperforming assets to total assets	0.66%	0.48%

The $7.3 million increase in nonperforming loans at March 31, 2020 was primarily due to the additions of non-accrual loans of two SBA loans totaling $3.6 million, five commercial and industrial loans totaling $1.4 million and four mortgage loans totaling $1.6 million, the addition of one SFR mortgage past due 90 days and still accruing loan in the amount of $225,000 and the addition of a commercial and industrial TDR loan in the amount of $506,000.

Our 30-89 day delinquent loans increased to $22.5 million as of March 31, 2020 from $5.3 million as of December 31, 2019.

We did not recognize any interest income on nonaccrual loans during the periods ended March 31, 2020 and December 31, 2019 while the loans were in nonaccrual status. We recognized interest income on loans modified under TDRs of $37,000 and $24,000 during the three months ended March 31, 2020 and 2019, respectively.

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

COVID-19 Impact on Loan Quality

We are expected to significantly increase its SBA lending during the second quarter of 2020 as many of its customers seek to participate in the SBA Paycheck Protection Program (“PPP”). As of April 30, 2020, the Company has processed approximately 100 PPP loans with the SBA in the total amount of approximately $206.4 million or 8.2% of the Company’s total HFI loan portfolio.   In addition to actively participating in the PPP loan program, we are making available to our SBA customers the SBA six-month payment guarantee program.  As of April 30, 2020, we had originated 234 PPP loans for a total principal value of $31.6 million to borrowers participating in this program.

As of April 30, 2020, borrowers representing approximately 510 SFR mortgage loans totaling $230.4 million, or 9.1% of the Company’s total HFI loan portfolio, have requested some form of payment deferral. The majority of our non-single-family residential loan portfolio customer request is to defer payment for three months. It is too early in the stage of the pandemic-induced economic slowdown to determine the total amount of loans that will ultimately require payment deferrals.

Cash and Cash Equivalents. Cash and cash equivalents increased $179.2 million, or 98.6%, to $361.0 million as of March 31, 2020 as compared to $181.8 million at December 31, 2019. This increase was primarily due to $89.2 million in cash from operating activities, $141.8 million in cash from financing activities, partially offset by $51.8 million used in investing activities.

Goodwill and Other Intangible Assets. Goodwill was $69.8 million at March 31, 2020 and $58.6 million at December 31, 2019. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consist of core deposit intangibles, were $6.2 million and $6.1 million at March 31, 2020 and December 31, 2019, respectively. The balances increased from December 31, 2019 as a result of the PGBH acquisition.  These assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of eight to ten years.

Liabilities. Total liabilities increased by $340.1 million to $2.7 billion at March 31, 2020 from $2.4 billion at December 31, 2019, primarily due to a $150.0 FHLB long-term advance plus $187.0 million in deposit growth.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis.  We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of March 31, 2020, the Bank considers $2.1 billion or 85.3% of our deposits as core relationships.

As of March 31, 2020, our top ten deposit relationships totaled $360.1 million, of which three are related to directors and shareholders of the Company for a total of $93.6 million or 26.0% of our top ten deposit relationships. As of March 31, 2020, our directors and shareholders with deposits over $250,000 totaled $120.4 million or 7.7% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2020 and year ended December 31, 2019:

	For the Three Months Ended		For the Year Ended
	March 31, 2020		December 31, 2019
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$485,555	0.00	$421,174	0.00
Interest-bearing:
NOW	43,838	0.39	24,925	0.27
Savings	114,951	0.19	97,670	0.20
Money market	432,005	1.02	370,451	1.19
Time, less than $250,000	737,755	2.02	712,534	2.25
Time, $250,000 and over	620,884	2.18	566,810	2.35
Total interest-bearing	1,949,433	1.72	1,772,390	1.93
Total deposits	$2,434,988	1.38	$2,193,564	1.56

The following table sets forth the maturity of time deposits of $250,000 or more and wholesale deposits as of March 31, 2020:

(dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits, $250,000 and over	$201,865	$177,532	$248,391	$15,875	$643,663
Wholesale deposits (1)	4,940	3,456	49,827	22,296	80,519
Time, brokered	30,741	—	—	2,400	33,141
Total	$237,546	$180,988	$298,218	$40,571	$757,323

(1)	Wholesale deposits are defined as time deposits originated through via internet rate line and/or through other deposit originators.

We acquire wholesale time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits as of March 31, 2020 was $80.5 million and $93.2 million as of December 31, 2019.  The Bank had $33.1 million in brokered deposits at March 31, 2020 and $67.1 million as of December 31, 2019.  The brokered deposits were acquired to support our HFS SFR mortgage loans.

Total deposits increased $187.0 million to $2.4 billion at March 31, 2020 as compared to $2.2 billion at December 31, 2019.  As of March 31, 2020, total deposits were comprised of 20.7% noninterest-bearing demand accounts, 23.5% of interest-bearing non-maturity accounts and 55.8% of time deposits.

As of March 31, 2020, $60,000 in deposit overdrafts were reclassified as other loans. As of December 31, 2019, the amount was $111,000.

FHLB Borrowings. In addition to deposits, we have used short-term borrowings, such as federal funds purchased and FHLB short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets.  We had no FHLB short-term advances at March 31, 2020 and December 31, 2019, respectively. The decrease in these advances reflected the decrease in loans held for sale.  In the first quarter of 2020, the Company obtained $150.0 million in long-term FHLB advances.  The term is five years, maturing by March 2025.  The average fixed interest rate is 1.18%.  The Company secured this funding in case there is a liquidity issue caused by the COVID-19 pandemic and to obtain an attractive interest rate.  The following table sets forth information on our total FHLB advances during the periods presented:

	As of and for the Three Months Ended
	March 31,
(dollars in thousands)	2020	2019
Outstanding at period-end	$150,000	$275,000
Average amount outstanding	51,978	339,406
Maximum amount outstanding at any month-end	150,000	364,500
Weighted average interest rate:
During period	1.18%	2.53%
End of period	1.18%	2.60%

Long-term Debt.  In March 2016, the Company issued $50.0 million, 6.5% fixed-to-floating rate subordinated notes due March 31, 2026. The purpose of the subordinated note issuance was to raise capital for the Company. The subordinated notes bear interest at the initial rate of 6.5% per annum from March 31, 2016 until April 1, 2021, payable on September 30 and December 30 of each year. Thereafter, the Company will pay interest on the principal amount of these notes at a variable rate equal to three month LIBOR plus 516 basis points each March 31, June 30, September 30 and December 31.

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

Subordinated Debentures. Subordinated debentures consist of subordinated notes.  As of March 31, 2020 and December 31, 2019, the amount outstanding was $14.1 million and $9.7 million, respectively. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt. These subordinated notes consist of the following:

The Company holds TFC Statutory Trust I, which has an outstanding balance of $5.2 million ($5.0 million in capital securities and $155,000 in common securities). These trust preferred securities were originally from TFC Holding Company, which was acquired by the Company in February 2016. The Company determined the fair value as of the valuation date of the TFC Statutory Trust I issuance was $3.3 million, indicating a discount of $1.9 million.  The underlying debentures bear interest equal to three month LIBOR plus 1.65%, payable each March 15, June 15, September 15 and December 15. The maturity date is March 15, 2037. The subordinated debentures have a variable rate of interest equal to the three month LIBOR plus 1.65%, which was 2.39% as of March 31, 2020 and 3.54% at December 31, 2019.

The Company holds First American International Statutory Trust I, which has an outstanding balance of $7.2 million ($7.0 million in capital securities and $217,000 in common securities). These trust preferred securities was originally from FAIC in October 2018. The Company determined the fair value as of the valuation date of the First American International Statutory Trust I issuance was $6.0 million, with a discount of $1.2 million.  The underlying debentures bear interest equal to three month LIBOR plus 2.25%, payable each March 15, June 15, September 15 and December 15. The maturity is December 15, 2034. The rate at March 31, 2020 was 2.99% and 4.14% at December 31, 2019.

In January 2020, the Company, through the acquisition of PGBH, acquired PGBH Trust, a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000.  There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at March 31, 2020 was 2.84%.

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

Shareholders’ equity increased $303,000, or 0.07%, to $408.0 million during the three-month period ending March 31, 2020 due to $6.7 million of net income, $712,000 from the exercise of stock options, $161,000 from stock-based compensation, and a $350,000 increase in net accumulated other comprehensive income, which was partially offset by $2.4 million of common dividends declared and by a $5.3 million common stock buyback.  The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on AFS securities.

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

As of March 31, 2020 and December 31, 2019, we had $47.0 million of unsecured federal funds lines with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window were $14.0 million at March 31, 2020 and $14.3 million at December 31, 2019, respectively. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $28.6 million and $28.7 million as of March 31, 2020 and December 31, 2019, respectively. We did not have any borrowings outstanding with the Federal Reserve at March 31, 2020 and December 31, 2019, and our borrowing capacity is limited only by eligible collateral.

At March 31, 2020, we had $150.0 million in FHLB long-term advances outstanding, and none at December 31, 2019.  Based on the values of loans pledged as collateral, we had $381.1 million and $636.5 million of additional borrowing capacity with the FHLB as of March 31, 2020 and December 31, 2019, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

In the wake of the global financial crisis of 2008-2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and banking regulations promulgated by the U.S. federal banking regulators to implement Basel III have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of common stock. These provisions, which generally became applicable to RBB and the Bank on January 1, 2015, impose meaningfully more stringent regulatory capital requirements than those applicable to RBB and the Bank prior to that date. In addition, the Basel III regulations implemented a concept known as the “capital conservation buffer.” In general, banks and bank holding companies are required to hold a buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer was required by January 1, 2019.

The table below summarizes the minimum capital requirements applicable to RBB and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to RBB and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of March 31, 2020 and December 31, 2019. We and the Bank exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at March 31, 2020	Ratio at December 31, 2019	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	11.74%	12.89%	N/A	N/A
Bank	14.44%	15.23%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	15.45%	17.16%	N/A	N/A
Bank	19.79%	20.87%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	16.10%	17.65%	N/A	N/A
Bank	19.79%	20.87%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	21.91%	23.82%	N/A	N/A
Bank	20.77%	21.86%	10.50%	10.00%

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

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at March 31, 2020:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,076,194	$—	$—	$—	$1,076,194
Time deposits	1,267,249	76,236	—	16,301	1,359,786
FHLB advances and other borrowings	—	—	150,000	—	150,000
Long-term debt	—	—	—	104,135	104,135
Subordinated debentures	—	—	—	14,120	14,120
Leases	4,241	9,036	5,547	9,014	27,838
Total contractual obligations	$2,347,684	$85,272	$155,547	$143,570	$2,732,073

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

(dollars in thousands)	March 31, 2020	December 31, 2019
Tangible common equity:
Total shareholders' equity	$407,993	$407,690
Adjustments
Goodwill	(69,790)	(58,563)
Core deposit intangible	(6,234)	(6,100)
Tangible common equity	$331,970	$343,027
Tangible assets:
Total assets-GAAP	$3,128,653	$2,788,535
Adjustments
Goodwill	(69,790)	(58,563)
Core deposit intangible	(6,234)	(6,100)
Tangible assets:	$3,052,630	$2,723,872
Common shares outstanding	19,739,280	20,030,866
Tangible common equity to tangible assets ratio	10.87%	12.59%
Book value per share	$20.67	$20.35
Tangible book value per share	$16.82	$17.12

Return on Average Tangible Common Equity. Management measures return on average tangible common equity (“ROATCE”) to assess the Company’s capital strength and business performance. Tangible equity excludes goodwill and other intangible assets (excluding mortgage servicing rights), and is reviewed by banking and financial institution regulators when assessing a financial institution’s capital adequacy. This non-GAAP financial measure should not be considered a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures used by other companies. The following table reconciles return on average tangible common equity to its most comparable GAAP measure:

	For the Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net income available to common shareholders	$6,748	$10,380
Average shareholder's equity	411,191	383,274
Adjustments:
Goodwill	(71,547)	(58,383)
Core deposit intangible	(5,973)	(7,462)
Adjusted average tangible common equity	$333,671	$317,429
Return on average tangible common equity	8.13%	13.26%

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

	As of	As of
(dollars in thousands)	March 31, 2020	December 31, 2019
Adjusted core deposit to total deposit ratio:
Core deposits (1)	$1,805,214	$1,651,678
Adjustments to core deposits
CD > $250,000 considered core deposits (2)	453,749	446,968
Less brokered deposits considered non-core	(33,106)	(67,089)
Less internet deposits < $250,000 considered non-core (3)	(80,519)	(26,025)
Less other deposits not considered core (4)	(67,226)	(60,719)
Adjusted core deposits	$2,078,112	1,944,813
Total deposits	$2,435,981	$2,249,061
Adjusted core deposits to total deposits ratio	85.31%	86.47%

(1)	Core deposits comprise all demand and savings deposits of any amount plus time deposits less than $250,000.
(2)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.
(3)	Comprised of internet and outside deposit originator time deposits less than $250,000, which are not considered to be core deposits.
(4)

Comprised of demand and savings deposits in relationships over $250,000, which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.

Net Non-Core Funding Dependency Ratio. Management measures net non-core funding dependency ratio by using the data provided under “Core Deposits to Total Deposits Ratio” above to make adjustments to the traditional definition of net non-core funding dependency ratio. The traditional net non-core funding dependency ratio measures non-core funding sources less short-term assets divided by total earning assets. The ratio indicates the dependency of the Company on non-core funding. As of March 31, 2020, short-term borrowings consist of FHLB open advances that reprice daily without a fixed maturity date.  The following table reconciles the adjusted net non-core dependency ratio.

	As of	As of
(dollars in thousands)	March 31, 2020	December 31, 2019
Non-core deposits (1)	$630,766	$597,382
Adjustment to Non-core deposits:
CD > $250,000 considered core deposits (2)	(453,749)	(446,968)
Brokered deposits	33,106	67,089
Internet deposits considered non-core (3)	80,519	26,025
Other deposits not considered core (4)	67,226	60,719
Adjusted non-core deposits	357,868	304,247
Short term borrowings outstanding	—	—
Adjusted non-core liabilities (A)	357,868	304,247
Short term assets (5)	438,450	71,303
Adjustment to short term assets:
Purchased receivables with maturities less than 90-days	—	—
Adjusted short term assets (B)	438,450	71,303
Net non-core funding (A-B)	$(80,582)	$232,944
Total earning assets	$2,915,952	$2,587,093
Adjusted net non-core funding dependency ratio	-2.76%	9.00%

(1)	Non-core deposits are time deposits greater than $250,000.
(2)	Time deposits to core customers over $250,000.
(3)	Internet and outside deposit originator time deposits less than $250,000.
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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2020
Dollar change	$1,846	$2,215	$5,409	$12,254
Percent change	1.85%	2.22%	5.43%	12.31%
December 31, 2019:
Dollar change	$4,224	$5,034	$5,568	$11,629
Percent change	4.69%	5.59%	6.18%	12.91%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

We are within board policy limits for the +/-100 and -200 basis point scenarios. The NII at Risk reported at March 31, 2020, projects that our earnings are expected to be materially sensitive to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets increased resulting in a position shift from slightly asset sensitive to interest rate neutral.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2020
Dollar change	$(14,714)	$(14,534)	$(3,793)	$(4,572)
Percent change	-4.19%	-4.14%	-1.08%	-1.30%
December 31, 2019:
Dollar change	$(73,739)	$(45,290)	$298	$485
Percent change	-17.48%	-10.74%	0.07%	0.11%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate +/-100 and +/-200 basis point parallel shifts in market interest rates.

We are slightly over board policy limits for the -100 and -200 basis point scenarios. The EVE reported at March 31, 2020 projects that as interest rates increase immediately, the economic value of equity position will be expected to decrease slightly. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

The following risk factor supplements should be read in conjunction with, the risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as previously disclosed in Item 1A to Part I of our consolidated audited financial statements, as filed with the SEC on March 16, 2020. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2 for “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

The recent global coronavirus (COVID-19) pandemic has led to periods of significant volatility in financial, commodities and other markets and could harm our business and results of operations.

In December 2019, a novel strain of coronavirus (COVID-19) was first reported in Wuhan, Hubei Province, China. Since then, COVID-19 infections have spread to additional countries including the United States. In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the coronavirus will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on our customers and on our business, financial condition and results of operations as well as our growth strategy.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and could continue to cause severe disruptions in the U.S. economy at large, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. In addition, recent actions by US federal, state and local governments to address the pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, may have a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the coronavirus pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.

Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. The escalation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability. If the global response to contain COVID-19 escalates or is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

The spread of the COVID-19 outbreak and the governmental responses may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.

The outbreak of COVID-19 and the U.S. federal, state and local governmental responses may result in a disruption in the services we provide. We rely on our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services or experience interruptions in their ability to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the coronavirus pandemic could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to infection, quarantine or other effects and restrictions of a COVID-19 outbreak in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. If we are unable to promptly recover from such business disruptions, our business and financial conditions and results of operations would be adversely affected. We also may incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.

Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.

The Company is a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Interest rate volatility stemming from COVID-19 could negatively affect our net interest income, lending activities, deposits and profitability.

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19.  In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

We are subject to increasing credit risk as a result of the COVID-19 pandemic, which could adversely impact our profitability.

Our business depends on our ability to successfully measure and manage credit risk. We are exposed to the risk that the principal of, or interest on, a loan will not be paid timely or at all or that the value of any collateral supporting a loan will be insufficient to cover our outstanding exposure. In addition, we are exposed to risks with respect to the risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual loans and borrowers. As the overall economic climate in the U.S., generally, and in our market areas specifically, experiences material disruption due to the COVID-19 pandemic, our borrowers may experience difficulties in repaying their loans and governmental actions may provide payment relief to borrowers affected by COVID-19 and preclude our ability to initiate foreclosure proceedings in certain circumstances and, as a result, the collateral we hold may decrease in value or become illiquid, and the level of our nonperforming loans, charge-offs and delinquencies could rise and require significant additional provisions for credit losses. Additional factors related to the credit quality of certain loans include the duration of state and local moratoriums on evictions for non-payment of rent or other fees. The payment on these loans that are secured by income producing properties are typically dependent on the successful operation of the related real estate property and may subject us to risks from adverse conditions in the real estate market or the general economy.

We are actively working to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although recent regulatory guidance provides that such loan modifications are exempt from the calculation and reporting of TDRs and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

We may incur impairments to goodwill or other intangibles as a result of the economic volatility resulting from the COVID-19 pandemic, which could adversely affect our financial condition, results of operations and stock rice.

As of March 31, 2020, we had $69.8 million recorded as goodwill. We evaluate our goodwill for impairment at least annually. Although we conducted an impairment assessment of goodwill and intangibles in the first quarter of 2020 and the impairment evaluation did not identify any impairment in the first quarter of 2020, there can be no assurances that prolonged significant negative economic trends resulting from the COVID-19 pandemic, including the lack of recovery in the market price of our common stock, or reduced estimates of future cash flows or disruptions to our business, will not result in impairments to goodwill or other intangibles, such as our core deposit intangibles.  If our analysis results in impairment to goodwill or other intangibles, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our financial condition, results of operations and stock price.

Unpredictable future developments related to or resulting from the COVID-19 pandemic could materially and adversely affect our business and results of operations.

Because there have been no comparable recent global pandemics that resulted in a similar global impact, we do not yet know the full extent of the COVID-19 pandemic’s  effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic.  We are continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on us. However, if the pandemic continues to spread or otherwise results in a continuation or worsening of the current economic and commercial environments, our business, financial condition, results of operations and cash flows as well as our regulatory capital and liquidity ratios could be materially adversely affected and many of the risks described in our 2019 Annual Report will be heightened.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 24, 2019, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 1.0 million shares of our common stock.  On March 31, 2020, the Board of Directors approved an additional 250,000 shares eligible to be bought back, at a maximum price of $19.00 per share, through April 1, 2020.  For the first three months ended March 31, 2020, we have  repurchased shares of common stock, as set forth in the table below.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2020 -- January 31, 2020	—	$—	—	830,215
February 1, 2020 -- February 29, 2020	65,065	$19.85	65,065	765,160
March 1, 2020 -- March 31, 2020	283,029	$14.00	348,094	732,131
Total	348,094

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No	Description of Exhibits

2.1	Agreement and Plan of Merger By and Among RBB Bancorp, Royal Business Bank, PGH Holdings, Inc. and Pacific Global Bank, effective as of September 5, 2019 (1)

3.1	Articles of Incorporation of RBB Bancorp (2)

3.2 3.3	Bylaws of RBB Bancorp (3) Amendment to Bylaws of RBB Bancorp (5)

4.1 4.2	Specimen Common Stock Certificate of RBB Bancorp (4) Description of Registrant’s Securities (6)

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from Exhibit 2.1 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 12, 2019.

(2)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(4)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(5)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.
(6)	Incorporated by reference from Exhibit 4.2 of the Registrant’s Annual Report on form 10-K filed with the SEC on March 17, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: May 11, 2020	/s/ David Morris
David Morris Duly Authorized Officer, Executive Vice President and Chief Financial Officer