Form 10-Q
period 2020-06-30
RBB Bancorp
filed 2020-08-10
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020 or

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

Number of shares of common stock of the registrant: 19,739,280 outstanding as of August 7, 2020.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED)

(In thousands, except share amounts)

	June 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$94,844	$114,763
Federal funds sold and other cash equivalents	57,000	67,000
Cash and cash equivalents	151,844	181,763
Interest-earning deposits in other financial institutions	600	600
Securities:
Available for sale	185,756	126,069
Held to maturity (fair value of $8,024 and $8,632 at June 30, 2020 and December 31, 2019, respectively)	7,615	8,332
Mortgage loans held for sale	15,479	108,194
Loans held for investment:
Real estate	2,226,029	1,852,206
Commercial and other	374,112	349,391
Total loans	2,600,141	2,201,597
Unaccreted discount on acquired loans	(4,076)	(5,067)
Deferred loan (fees) costs, net	(1,445)	404
Total loans, net of deferred loan fees	2,594,620	2,196,934
Allowance for loan losses	(22,820)	(18,816)
Net loans	2,571,800	2,178,118

Premises and equipment	23,965	16,813
Federal Home Loan Bank (FHLB) stock	15,641	15,000
Net deferred tax assets	—	2,326
Other real estate owned (OREO)	293	293
Cash surrender value of life insurance (BOLI)	34,736	34,353
Goodwill	69,209	58,563
Servicing assets	15,595	17,083
Core deposit intangibles	5,876	6,100
Accrued interest and other assets	37,772	34,928
Total assets	$3,136,181	$2,788,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED) (CONTINUED)

(In thousands, except share amounts)

	June 30,	December 31,
	2020	2019
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$574,553	$458,763
Savings, NOW and money market accounts	601,941	537,490
Time deposits under $100,000	205,913	257,362
Time deposits $100,000 and over	1,054,113	995,323
Total deposits	2,436,520	2,248,938

Reserve for unfunded commitments	1,030	826
Net deferred tax liabilities	656	—
FHLB advances	150,000	—
Long-term debt, net of debt issuance costs	104,220	104,049
Subordinated debentures	14,174	9,673
Accrued interest and other liabilities	15,556	17,359
Total liabilities	2,722,156	2,380,845

Commitments and contingencies - Note 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 19,739,280 shares issued and outstanding at June 30, 2020 and 20,030,866 shares issued and outstanding at December 31, 2019	286,350	290,395
Additional paid-in capital	4,999	4,938
Retained earnings	121,478	112,046
Non-controlling interest	72	72
Accumulated other comprehensive income, net	1,126	239
Total shareholders’ equity	414,025	407,690
Total liabilities and shareholders’ equity	$3,136,181	$2,788,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest and dividend income:
Interest and fees on loans	$32,633	$34,240	$64,909	$70,079
Interest on interest-earning deposits	74	515	525	983
Interest on investment securities	887	685	1,708	1,273
Dividend income on FHLB stock	187	379	189	577
Interest on federal funds sold and other	322	124	800	237
Total interest income	34,103	35,943	68,131	73,149
Interest expense:
Interest on savings deposits, now and money market accounts	782	1,238	2,025	2,532
Interest on time deposits	5,933	7,797	13,019	13,750
Interest on subordinated debentures and long-term debt	1,915	1,929	3,871	3,862
Interest on other borrowed funds	439	662	589	2,776
Total interest expense	9,069	11,626	19,504	22,920
Net interest income	25,034	24,317	48,627	50,229
Provision for loan losses	3,009	357	4,954	907

Net interest income after provision for loan losses	22,025	23,960	43,673	49,322
Noninterest income:
Service charges, fees and other	1,065	1,222	2,144	2,042
Gain on sale of loans	81	3,120	2,792	5,318
Loan servicing fees, net of amortization	708	899	1,300	1,739
Recoveries on loans acquired in business combinations	5	55	47	61
Unrealized gain on equity investments	—	—	—	147
Increase in cash surrender value of life insurance	191	194	382	385
Gain on sale of securities	158	—	158	—
Gain on Sale of fixed assets	—	6	—	6
	2,208	5,496	6,823	9,698
Noninterest expense:
Salaries and employee benefits	8,103	8,169	17,608	17,287
Occupancy and equipment expenses	2,527	2,674	4,931	4,926
Data processing	882	1,219	2,024	2,228
Legal and professional	670	656	1,274	1,081
Office expenses	337	294	660	630
Marketing and business promotion	111	316	325	678
Insurance and regulatory assessments	234	284	411	582
Core deposit premium	357	385	714	773
OREO expenses	14	81	28	162
Merger and conversion expenses	276	15	679	86
Other expenses	1,308	806	2,428	1,791
	14,819	14,899	31,082	30,224
Income before income taxes	9,414	14,557	19,414	28,796
Income tax expense	2,901	4,415	6,153	8,274
Net income	$6,513	$10,142	$13,261	$20,522

Net income per share
Basic	$0.33	$0.51	$0.67	$1.02
Diluted	0.33	0.50	0.66	1.00
Cash dividends declared per common share	0.06	0.10	0.12	0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$6,513	$10,142	$13,261	$20,522

Other comprehensive income:
Unrealized gains on securities available for sale:
Change in unrealized gains	919	928	1,417	1,886
Reclassification of gains recognized in net income	(158)	—	(158)	—
	761	928	1,259	1,886
Related income tax effect:
Change in unrealized gains	(271)	(274)	(419)	(558)
Reclassification of gains recognized in net income	47	—	47	—
	(224)	(274)	(372)	(558)

Total other comprehensive income	537	654	887	1,328

Total comprehensive income	$7,050	$10,796	$14,148	$21,850

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at April 1, 2020	19,739,280	$286,350	$4,833	$116,149	$72	$589	$407,993
Net income	—	—	—	6,513	—	—	6,513
Stock-based compensation	—	—	166	—	—	—	166
Cash dividend	—	—	—	(1,184)	—	—	(1,184)
Stock options exercised, net of expense recognized	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—	—	—
Other comprehensive income, net of taxes	—	—	—	—	—	537	537
Balance at June 30, 2020	19,739,280	$286,350	$4,999	$121,478	$72	$1,126	$414,025

Balance at April 1, 2019	20,073,991	$289,514	$5,890	$89,991	$72	$(664)	$384,803
Net income	—	—	—	10,142	—	—	10,142
Stock-based compensation	—	—	165	—	—	—	165
Cash dividend	—	—	—	(2,007)	—	—	(2,007)
Stock options exercised, net of expense recognized	3,533	63	—	—	—	—	63
Other comprehensive income, net of taxes	—	—	—	—	—	654	654
Balance at June 30, 2019	20,077,524	$289,577	$6,055	$98,126	$72	$(10)	$393,820

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	20,030,866	$290,395	$4,938	$112,046	$72	$239	$407,690
Net income	—	—	—	13,261	—	—	13,261
Stock-based compensation	—	—	327	—	—	—	327
Cash dividend	—	—	—	(3,598)	—	—	(3,598)
Stock options exercised, net of expense recognized	56,498	978	(266)	—	—	—	712
Repurchase of common stock	(348,084)	(5,023)	—	(231)	—	—	(5,254)
Other comprehensive income, net of taxes	—	—	—	—	—	887	887
Balance at June 30, 2020	19,739,280	$286,350	$4,999	$121,478	$72	$1,126	$414,025

Balance at January 1, 2019	20,000,022	$288,610	$5,659	$81,618	$72	$(1,338)	$374,621
Net income	—	—	—	20,522	—	—	20,522
Stock-based compensation	—	—	396	—	—	—	396
Cash dividend	—	—	—	(4,014)	—	—	(4,014)
Stock options exercised	77,502	967	—	—	—	—	967
Other comprehensive income, net of taxes	—	—	—	—	—	1,328	1,328
Balance at June 30, 2019	20,077,524	$289,577	$6,055	$98,126	$72	$(10)	$393,820

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net income	$13,261	$20,522
Adjustments to reconcile net income to net cash from
Operating activities:
Depreciation and amortization of premises, and equipment	1,032	977
Net accretion of securities, loans, deposits, and other	(2,121)	(1,789)
Unrealized gain on equity securities	—	(147)
Amortization of investment in affordable housing tax credits	494	450
Amortization of intangible assets	2,734	2,336
Provision for loan losses	4,954	907
Stock-based compensation	327	396
Deferred tax benefit (expense)	1,503	(233)
Gain on sale of securities	(158)	—
Gain on sale of loans	(2,792)	(5,318)
Gain on sale of fixed assets	—	(6)
Increase in cash surrender value of life insurance	(382)	(385)
Loans originated and purchased for sale	(51,561)	(57,612)
Proceeds from loans sold	111,047	302,018
Other items	(8,237)	(6,905)
Net cash provided by operating activities	70,101	255,211
Investing activities
Increase in interest-earning deposits	—	(596)
Securities available for sale:
Purchases	(339,790)	(59,801)
Maturities, prepayments and calls	274,209	63,935
Sales	7,911	—
Securities held to maturity:
Maturities, prepayments and calls	705	1,205
Redemption of Federal Home Loan Bank stock	—	1,751
Purchase of Federal Home Loan Bank stock and other equity securities, net	(26)	(8,148)
Purchase of investment in qualified affordable housing projects	(2,036)	—
Net increase in loans	(188,693)	(3,519)
Net cash received in connection with acquisition	6,634	—
Proceeds from sale of fixed assets	—	17
Purchases of premises and equipment	(121)	(831)
Net cash used in investing activities	(241,207)	(5,987)
Financing activities
Net decrease in demand deposits and savings accounts	(8,120)	(119,934)
Net increase in time deposits	7,447	211,215
Net decrease in short-term FHLB advances	—	(279,500)
Advances of long-term FHLB debt	150,000	—
Cash dividends paid	(3,598)	(4,014)
Common stock repurchased, net of repurchased costs	(5,254)	—
Exercise of stock options	712	967
Net cash provided by (used in) financing activities	141,187	(191,266)
Net (decrease) increase in cash and cash equivalents	(29,919)	57,958
Cash and cash equivalents at beginning of period	181,763	147,685
Cash and cash equivalents at end of period	$151,844	$205,643
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$20,294	$15,197
Taxes paid	—	9,835
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	—	974
(Transfer from) transfer to loans held for sale, net	(36,021)	37,861
Loan to facilitate OREO	1,020	410
Net change in unrealized holding gain on securities available for sale	887	1,328
Additions to servicing assets	897	1,780
Acquisition:
Assets acquired, net of cash received	183,475	—
Liabilities assumed	200,755	—
Cash considerations	32,885	—
Goodwill	10,646	—

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

At June 30, 2020, the Company had total consolidated assets of $3.1 billion, gross consolidated loans (held for investment and held for sale) of $2.6 billion, total consolidated deposits of $2.4 billion and total consolidated stockholders' equity of $414.0 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

The Company has completed six acquisitions from July 8, 2011 through January 10, 2020, including the acquisition of PGB Holdings Inc. (“PGBH”) and its wholly-owned subsidiary, Pacific Global Bank (“PGB”), which closed on January 10, 2020. PGB operated three branches in Chicago. See Note 3 – Acquisition, for more information about the PGBH acquisition transaction. All of the Company’s acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting.  The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months and six months ended June 30, 2020 are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2019, included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2019 (our “2019 Annual Report”).

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 2 – Basis of Presentation and Summary of Significant Policies in our Consolidated Financial Statements as of and for the year ended December 31, 2019, included in our 2019 Annual Report.  The accompanying consolidated unaudited financial statements reflect all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary to reflect a fair statement of our consolidated financial condition, results of operations, and cash flows. The results of operations for acquired companies are included from the dates of acquisition. Operating results for the three months and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. The Financial Accounting Standards Board ("FASB") issues Accounting Standards Updates ("ASU" or “Update”) and Accounting Standards Codifications (“ASC”), which are the primary source of GAAP.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), including subsequent amending ASUs.  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. As amended by ASU 2020-05, this ASU is effective for an EGC for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. The Company has several lease agreements which are currently considered operating leases and are therefore not included on the Company’s Consolidated Balance Sheets.  Under the new guidance the Company expects that some of the lease agreements will be recognized on the Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability.  Based upon a preliminary evaluation, the Company expects that the ASU will have an impact on the Company’s Consolidated Balance Sheets. As of this Quarterly Report and the Company’s current leases, we estimate the right-of-use asset and lease liability will be in the range of $20-25 million as of the expected January 1, 2021 adoption date.  The effective date for this ASU is for years beginning after December 15, 2020, and for interim periods beginning after December 15, 2021.  The Company will continue to evaluate how extensive the impact will be under the ASU on the Company’s consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)”.  This ASU is for equity securities accounted for by the equity method.  The amendment clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method.  RBB has equity securities on our balance sheet but are not material to be considered for the equity method. For an EGC, this ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.

In February 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842)  (SEC Update)”.  This is an amendment to add the SEC Staff guidance on CECL) to the FASB codification.  It contains guidance on what the SEC would expect the Company to perform and document when measuring and recording its allowance for credit losses for financial assets recorded at amortized cost.  As an EGC, RBB will implement CECL on January 1, 2023.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments”.  The ASU clarifies the accounting and disclosure guidance in various codification topics for financial instruments. In particular, the amendments (1) clarify certain disclosure requirements, including fair value option disclosures, (2) add cross-references in U.S. GAAP to clarify certain guidance, (3) make clear the applicability of the portfolio exception in ASC 820, Fair Value Measurement, to nonfinancial items, (4) clarify the determination of the contractual life of a net investment in leases in estimating expected credit losses under ASC 326, Financial Instruments – Credit Losses, and (5) explain the interaction between the guidance in ASC 860-20, Transfers and Servicing: Sales of Financial Assets, and ASC 326.  For RBB as an EGC, issues 1, 2, 4 and 5 are applicable for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020.  The amendment related to Issue 3 is a conforming amendment that affects the guidance in the amendments in ASU 2019-04.  We are currently evaluating this guidance to determine the financial impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate (“SOFR”).  This pronouncement is applicable to all companies with contracts or hedging relationships that reference an interest rate that is expected to be discontinued.  The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued.  Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022).  For contract modifications, companies can account for the modification as a continuation of the existing contract without additional analysis.  For held-to-maturity (“HTM”) debt securities, one-time sale and/or transfer to available-for-sale or trading may be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020.  Regarding the effective date and transition:  (1) companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 (e.g. January 1, 2020 for calendar year-end companies) or any date thereafter, (2) the ASU applies prospectively to contract modifications and hedging relationships, and (3) the one-time election to sell and/or transfer debt securities classified as HTM may be made at any time after March 12, 2020.  The optional relief generally does not apply to contract modifications made, sales and transfers of HTM debt securities, and hedging relationships entered into or evaluated after December 31, 2022.  The guidance was effective upon issuance and generally can be applied through December 31, 2022. Of the Company’s $2.6 billion in total gross loans as of June 30, 2020, approximately 17% have a LIBOR based reference rate.  The Company has several issuances of LIBOR based long-term debt and subordinated debentures. Refer to Notes 9 and 10 of the Company’s consolidated financial statements included in this Form 10-Q.  We are currently evaluating this guidance to determine the financial impact on the Company’s consolidated financial statements.

In June 2020, the FASB issued ASU 2020-05, “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities”.  This ASU allows for the deferral of the effective dates of ASC 606 and ASC 842 (including amendments issued after the issuance of the original Update) to provide immediate, near-term relief for certain entities for whom these Updates are either currently effective or imminently effective.  RBB has already implemented topic 606 and will implement topic 842 on January 1, 2022.

NOTE 3 – ACQUISITION

PGB Holdings, Inc. Acquisition:

On January 10, 2020, the Company acquired all the assets and assumed all the liabilities of PGB Holdings, Inc. (“PGBH” or “PGB”) in exchange for cash of $32.9 million. PGBH operated three branches in the Chicago, Illinois metropolitan area. The Company acquired PGBH to strategically establish a presence in the Chicago area. Goodwill in the amount of $10.6 million was recognized in this acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of PGBH as of January 10, 2020 and the fair value adjustments and amounts recorded by the Company in 2020 under the acquisition method of accounting:

	PGBH	Fair Value	Fair
(dollars in thousands)	Book Value	Adjustments	Value
Assets acquired
Cash and cash equivalents	$17,033	$—	$17,033
Fed funds sold	8,300	—	8,300
Interest-bearing deposits in other financial Institutions	14,186	—	14,186
Loans, gross	172,443	666	173,109
Allowance for loan losses	(2,265)	2,265	—
Bank premises and equipment	6,394	1,639	8,033
Core deposit premium	—	491	491
Investment in trust	155	—	155
Other assets	1,687	—	1,687
Total assets acquired	$217,933	$5,061	$222,994

Liabilities assumed
Deposits	$187,393	$969	$188,362
Escrow Payable	4,277	—	4,277
Subordinated debentures	5,155	(763)	4,392
Deferred income taxes	1,016	1,497	2,513
Other liabilities	1,211	—	1,211
Total liabilities assumed	199,052	1,703	200,755
Excess of assets acquired over liabilities assumed	18,881	3,358	22,239
	$217,933	$5,061
Cash paid			32,885
Goodwill recognized			$10,646

The fair values are estimates and are subject to adjustment for up to one year after the merger date.

The Company accounted for these transactions under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition.

The loan portfolio of PGBH was recorded at fair value at the date of acquisition with the assistance of a third-party valuation.  A valuation of PGBH’s loan portfolio was performed as of the acquisition date to assess the fair value of the loan portfolio.  The loan portfolio was segmented into two groups; loans with credit deterioration and loans without credit deterioration, and then split further by loan type.  The fair value was calculated on an individual loan basis using a discounted cash flow analysis.  The discount rate utilized was based on a weighted average cost of capital, considering the cost of equity and cost of debt.  Also factored into the fair value estimates were loss rates, recovery period and prepayment rates based on industry standards.

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

The operating results of the Company for the six months ended June 30, 2020 include the operating results of PGBH since its acquisition date. The following table presents the net interest and other income, net income and earnings per share as if the acquisition of PGBH was effective as of January 1, 2020. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net interest and other income	$27,242	$31,916	$55,684	$64,141
Net income	6,513	10,944	12,095	21,901
Basic earnings per share	0.33	0.55	0.61	1.09
Diluted earnings per share	0.33	0.54	0.60	1.07

Third-party acquisition related expenses are recognized as incurred and continue until the acquired system is converted and operational functions become fully integrated. The Company incurred third-party acquisition related expenses in the consolidated statements of income for the periods indicated in the Statements of Income in the expense item “Merger and conversion expenses”.

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) securities and held to maturity (“HTM”) securities June 30, 2020 and December 31, 2019, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2020	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,409	$35	$—	$1,444
SBA agency securities	4,377	238	—	4,615
Mortgage-backed securities- Government sponsored agencies	14,946	407	—	15,353
Collateralized mortgage obligations	14,083	488	—	14,571
Commercial paper	114,920	—	—	114,920
Corporate debt securities	34,422	507	(76)	34,853
Total	$184,157	$1,675	$(76)	$185,756

Held to maturity
Municipal taxable securities	$2,798	$155	$—	$2,953
Municipal securities	4,817	254	—	5,071
Total	$7,615	$409	$—	$8,024

December 31, 2019
Available for sale
Government agency securities	$1,591	$—	$(19)	$1,572
SBA agency securities	4,671	42	(22)	4,691
Mortgage-backed securities- Government sponsored agencies	19,126	74	(29)	19,171
Collateralized mortgage obligations	11,641	38	(25)	11,654
Corporate debt securities	88,700	281	—	88,981
Total	$125,729	$435	$(95)	$126,069

Held to maturity
Municipal taxable securities	$3,505	$147	$—	$3,652
Municipal securities	4,827	153	—	4,980
Total	$8,332	$300	$—	$8,632

One security with a fair value of $539,000 and $627,000 at June 30, 2020 and December 31, 2019, respectively, was pledged to secure a local agency deposit.

Proceeds of $7.9 million were received from the sale of investment securities during the three and six months of June 30, 2020, and no sales of investments occurred during the three and six months ended June, 30 2019. There were $158,000 of gains realized on sales of investment securities during the three and six months ended June 30, 2020, compared to no gains realized during the three and six months ended June 30, 2019.

The amortized cost and fair value of the investment securities portfolio at June 30, 2020 and December 31, 2019 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
June 30, 2020
Government agency securities	$—	$—	$1,409	$1,444	$—	$—	$—	$—	$1,409	$1,444
SBA securities	—	—	655	688	3,722	3,927	—	—	4,377	4,615
Mortgage-backed securities- Government sponsored agencies	3,038	3,059	11,908	12,294	—	—	—	—	14,946	15,353
Collateralized mortgage obligations	—	—	11,992	12,393	2,091	2,178	—	—	14,083	14,571
Commercial paper	114,920	114,920	—	—	—	—	—	—	114,920	114,920
Corporate debt securities	1,002	1,003	16,664	16,743	12,253	12,635	4,503	4,472	34,422	34,853
Total available for sale	$118,960	$118,982	$42,628	$43,562	$18,066	$18,740	$4,503	$4,472	$184,157	$185,756

Municipal taxable securities	$582	$593	$2,216	$2,360	$—	$—	$—	$—	$2,798	$2,953
Municipal securities	—	—	40	40	875	921	3,902	4,110	4,817	5,071
Total held to maturity	$582	$593	$2,256	$2,400	$875	$921	$3,902	$4,110	$7,615	$8,024

December 31, 2019
Government agency securities	$—	$—	$1,591	$1,572	$—	$—	$—	$—	$1,591	$1,572
SBA securities	—	—	714	725	3,957	3,966	—	—	4,671	4,691
Mortgage-backed securities- Government sponsored agencies	3,663	3,679	13,027	13,059	2,436	2,433	—	—	19,126	19,171
Collateralized mortgage obligations	—	—	9,288	9,265	2,353	2,389	—	—	11,641	11,654
Corporate debt securities	70,914	70,919	2,002	2,008	11,772	12,024	4,012	4,030	88,700	88,981
Total available for sale	$74,577	$74,598	$26,622	$26,629	$20,518	$20,812	$4,012	$4,030	$125,729	$126,069

Municipal taxable securities	$285	$289	$2,716	$2,784	$504	$579	$—	$—	$3,505	$3,652
Municipal securities	—	—	40	40	366	379	4,421	4,561	4,827	4,980
Total held to maturity	$285	$289	$2,756	$2,824	$870	$958	$4,421	$4,561	$8,332	$8,632

The following table summarizes investment securities with unrealized losses at June 30, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
June 30, 2020
Corporate debt securities	$(76)	$8,419	5	$—	$—	—	$(76)	$8,419	5
Total available for sale	$(76)	$8,419	5	$—	$—	—	$(76)	$8,419	5

Municipal securities	$—	$—	—	$—	$—	—	$—	$—	—
Total held to maturity	$—	$—	—	$—	$—	—	$—	$—	—

December 31, 2019
Government agency securities	$(19)	$1,572	2	$—	$—	—	$(19)	$1,572	2
SBA securities	(22)	1,469	2	—	—	—	(22)	1,469	2
Mortgage-backed securities- Government sponsored agencies	(5)	2,631	4	(24)	3,912	6	(29)	6,543	10
Collateralized mortgage obligations	(10)	5,738	3	(15)	953	2	(25)	6,691	5
Total available for sale	$(56)	$11,410	11	$(39)	$4,865	8	$(95)	$16,275	19

Municipal securities	$—	$—	—	$—	$—	—	$—	$—	—
Total held to maturity	$—	$—	—	$—	$—	—	$—	$—	—

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

Equity Securities - The Company recognized no net gain or loss for the three and six months ended June 30, 2020, respectively, due to the increase or decrease in the fair value of equity investments without readily determinable fair values.  For the three and six months ended June 30, 2019, respectively, there was no net gain and a gain of $147,000 due to the increase in the fair value of equity investments without readily determinable fair values.  Equity securities were $11.8 million as of June 30, 2020 and $11.8 million as of December 31, 2019.

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

	Three Months Ended June 30,
	2020					2019
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total	Real Estate	Commercial	Other	Total
Allowance for loan losses:
Beginning balance	$16,391	$3,692	$16	$31	$20,130	$14,389	$3,844	$3	$18,236
Additions (reductions) to the allowance charged to expense	2,594	440	6	(31)	3,009	193	164	—	357
Charge-offs on loans	—	(319)	—	—	(319)	—	(32)	—	(32)
Recoveries on loans	—	—	—	—	—	—	—	—	—
Ending balance	$18,985	$3,813	$22	$—	$22,820	$14,582	$3,976	$3	$18,561

	Six Months Ended June 30,
	2020					2019
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning of year	$15,118	$3,588	$9	$101	$18,816	$13,437	$4,140	$—	$17,577
Additions (reductions) to the allowance charged to expense	3,867	1,175	13	(101)	4,954	1,145	(241)	3	907
Charge-offs on loans	—	(950)	—	—	(950)	—	(32)	—	(32)
Recoveries on loans	—	—	—	—	—	—	109	—	109
Ending balance	$18,985	$3,813	$22	$—	$22,820	$14,582	$3,976	$3	$18,561

	For the year end December 31, 2019
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning of year	$13,437	$4,140	$—	$—	$17,577
Additions (reductions) to the allowance charged to expense	1,847	433	9	101	2,390
Charge-offs on loans	(166)	(1,093)	—	—	(1,259)
Recoveries on loans	—	108	—	—	108
Ending balance	$15,118	$3,588	$9	$101	$18,816

The following table presents the recorded investment in loans and impairment method as of June 30, 2020, June 30, 2019, and December 31, 2019, by portfolio segment:

(dollars in thousands)
June 30, 2020	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$117	$1	$—	$118
General	18,985	3,696	21	—	22,702
Total allowance for loan losses	$18,985	$3,813	$22	$—	$22,820
Loans evaluated for impairment:
Individually	$5,163	$11,965	$89	$—	$17,217
Collectively	2,215,820	359,585	1,998	—	2,577,403
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,220,983	$371,550	$2,087	$—	$2,594,620

June 30, 2019	Real Estate	Commercial	Unallocated	Total
Reserves:
Specific	$—	$11	$—	$11
General	14,582	3,965	3	18,550
Total allowance for loan losses	14,582	3,976	3	18,561
Loans evaluated for impairment:
Individually	$3,225	$3,060	$—	$6,285
Collectively	1,725,436	360,335	382	2,086,153
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$1,728,661	$363,395	$382	$2,092,438

December 31, 2019	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$—	$—	$—	$—
General	15,118	3,588	9	101	18,816
Total allowance for loan losses	$15,118	$3,588	$9	$101	$18,816
Loans evaluated for impairment:
Individually	$3,795	$9,423	$—	$—	$13,218
Collectively	1,842,747	340,148	821	—	2,183,716
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$1,846,542	$349,571	$821	$—	$2,196,934

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

The risk category of loans by class of loans was as follows at June 30, 2020 and December 31, 2019:

(dollars in thousands)		Special
June 30, 2020	Pass	Mention	Substandard	Impaired	Total (1)
Real estate:
Construction and land development	$145,324	$—	$—	$430	$145,754
Commercial real estate	840,476	15,794	41,543	2,489	900,302
Single-family residential mortgages	1,170,040	2,056	587	2,244	1,174,927
Commercial:
Other	257,709	—	7,514	2,258	267,481
SBA	89,812	188	4,362	9,707	104,069
Other:	1,998	—	—	89	2,087
Total loans	$2,505,359	$18,038	$54,006	$17,217	$2,594,620

(dollars in thousands)	Special

December 31, 2019	Pass	Mention	Substandard	Impaired	Total(1)
Real estate:
Construction and land development	$95,756	$—	$—	$264	$96,020
Commercial real estate	767,603	5,353	18,115	2,197	793,268
Single-family residential mortgages	955,327	—	593	1,334	957,254
Commercial:
Other	265,178	4,078	5,330	—	274,586
SBA	61,496	189	3,877	9,423	74,985
Other:	821	—	—	—	821
Total loans	$2,146,181	$9,620	$27,915	$13,218	$2,196,934

(1)	Loans, net of deferred fees

The following table presents the aging of the recorded investment in past-due loans at June 30, 2020 and December 31, 2019 by class of loans:

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not	Total	Non- Accrual
June 30, 2020	Days	Days	Or More	Past Due	Past Due	Loans	Loans (1)
Real estate:
Construction and land development	$—	$173	$—	$173	$145,581	$145,754	$173
Commercial real estate	6,179	12,276	1,036	19,491	880,811	900,302	2,035
Single-family residential mortgages	2,020	1,773	905	4,698	1,170,229	1,174,927	2,244
Commercial:
Other	2,799	101	953	3,853	263,628	267,481	1,755
SBA	16	40	9,667	9,723	94,346	104,069	9,707
Other:	—	—	89	89	1,998	2,087	89
	$11,014	$14,363	$12,650	$38,027	$2,556,593	$2,594,620	$16,003

	30-59	60-89	90 Days	Total	Loans Not	Total	Non- Accrual
December 31, 2019	Days	Days	Or More	Past Due	Past Due	Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$—	$—	$96,020	$96,020	$—
Commercial real estate	—	—	725	725	792,543	793,268	725
Single-family residential mortgages	1,454	1,560	450	3,464	953,790	957,254	1,334
Commercial:
Other	—	—	—	—	274,586	274,586	—
SBA	2,263	—	9,378	11,641	63,344	74,985	9,378
Other:	—	—	—	—	821	821	—
	$3,717	$1,560	$10,553	$15,830	$2,181,104	$2,196,934	$11,437

(1)	Included in total loans.

The Company has no loans that are 90 days or more past due and still accruing at June 30, 2020 and December 31, 2019.

Information relating to individually impaired loans presented by class of loans was as follows at June 30, 2020 and December 31, 2019:

(dollars in thousands)	Principal	Recorded	Related
June 30, 2020	Balance	Investment	Allowance
With no related allowance recorded
Construction and land development	$430	$430	$—
Commercial and industrial	1,817	1,788
Commercial real estate	2,489	2,489	—
Residential mortgage loans	2,318	2,244	—
Commercial – SBA	9,723	9,707	—
With related allowance recorded
Commercial and industrial	480	470	117
Single-family residential mortgage	89	89	1
Total	$17,346	$17,217	$118

(dollars in thousands)	Principal	Recorded	Related
December 31, 2019	Balance	Investment	Allowance
With no related allowance recorded
Construction and land development	$264	$264	$—
Commercial real estate	2,198	2,197	—
Residential mortgage loans	1,349	1,334	—
Commercial – SBA	9,423	9,423	—
With related allowance recorded
Commercial – SBA	—	—	—
Total	$13,234	$13,218	$—

The following table presents information on impaired loans and leases, disaggregated by loan segment, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
(dollars in thousands)	Balance	Income	Balance	Income	Balance	Income	Balance	Income
With no related allowance recorded
Construction and land development	$433	$6	$272	$6	$435	$12	$271	$12
Commercial and industrial	1,830	7	—	—	1,839	27	—	—
Commercial real estate	2,495	34	2,569	26	2,499	70	2,565	54
Residential mortgage loans	2,394	—	455	—	2,404	—	455	—
Commercial – SBA	11,156	1	3,008	1	11,824	1	3,008	2
With related allowance recorded
Commercial and industrial	480	—	—	—	504	—	—	—
Commercial – SBA	—	—	75	—	—	—	75	—
Other	89	—	—		89	—	—
	$18,877	$48	$6,379	$33	$19,594	$110	$6,374	$68

No interest income on non-accrual loans was recognized on a cash basis for the three and six months ended June 30, 2020 and 2019 and for the year ended December 31, 2019.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications.

The Company identified six loans as troubled debt restructurings (“TDRs”) at June 30, 2020 and four loans at December 31, 2019, respectively, with aggregate balances of $3.1 million and $1.8 million, respectively. Non-accrual TDRs were $900,000 at June 30, 2020, and zero at December 31, 2019. There were no specific reserves allocated to the loans as of June 30, 2020 and December 31, 2019.  There are no commitments to lend additional amounts at June 30, 2020 and December 31, 2019 to customers with outstanding loans that are classified as TDRs. There were no loans that were modified as TDRs during the past twelve months that had payment defaults during the periods.

The following table presents loans by class modified as TDRs that occurred during the six months ended June 30, 2020. There was one loan and two loans modified as TDRs during the three and six months ended June 30, 2020, respectively. There was one new TDR during the three and six months ended June 30, 2019. The modification of the terms generally included loans where a moratorium on loan payments was granted.  Such moratoriums ranged from six months to nine months on the loans restructured in 2020 and 2019.

		Pre-	Post-
		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded
June 30, 2020	Loans	Investment	Investment
Commercial and industrial	2	1,305	1,305
Total	2	$1,305	$1,305

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets.  The principal balances at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Loans serviced for others:
Mortgage loans	$1,617,875	$1,683,298
SBA loans	$155,244	$170,849
Commercial real estate loans	$4,181	$4,216

The fair value of servicing assets for mortgage loans was $12.0 million and $15.1 million at June 30, 2020 and December 31, 2019, respectively. The fair value of servicing assets for SBA loans was $5.0 million and $5.6 million at June 30, 2020 and December 31, 2019, respectively. Estimates of the loan servicing asset fair value are derived through a discounted cash flow analysis. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography.  The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place.  The analysis accounts for recent transactions, and supply and demand within the market.

Servicing fees net of servicing asset amortization totaled $708,000 and $1.3 million for the three and six months ended June 30, 2020, respectively, and $899,000 and $1.7 million for the three and six months ended June 30, 2019, respectively.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount.  Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.  If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.  At June 30, 2020, the Company recorded an impairment writedown of $366,000 on mortgage servicing rights due to the impact of the COVID-19 pandemic.

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$13,061	$3,766	$12,997	$4,086
Additions	39	31	827	70
Disposals	(295)	(48)	(638)	(265)
Amortized to expense	(458)	(135)	(839)	(277)
Impairment	(366)	—	(366)	—
End of period	$11,981	$3,614	$11,981	$3,614

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$12,963	$4,325	$12,858	$4,512
Additions	736	328	1,340	440
Disposals	(53)	(137)	(86)	(265)
Amortized to expense	(402)	(173)	(868)	(344)
End of period	$13,244	$4,343	$13,244	$4,343

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually.  The Company has selected December 31st as the date to perform the annual impairment test.  Goodwill amounted to $69.2 million at June 30, 2020 and $58.6 million at December 31, 2019, and is the only intangible asset with an indefinite life on the balance sheet.  The Company did perform goodwill impairment tests as of March 31, 2020 and June 30, 2020.  There were no impairment losses recognized on goodwill during the three months and six months ended June 30, 2020.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions.   CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years.  The unamortized balance at June 30, 2020 and December 31, 2019 was $5.9 million and $6.1 million, respectively. CDI amortization expense was $357,000 and $385,000 for the three months ended June 30, 2020 and 2019, respectively, and $714,000 and $773,000 for the six months ended June 30, 2020 and 2019, respectively.

Estimated CDI amortization expense for future years is as follows:

(dollars in thousands)
As of June 30:
Remainder of 2020	$680
2021	1,121
2022	936
2023	800
2024	683
Thereafter	1,656
Total	$5,876

NOTE 8 - DEPOSITS

At June 30, 2020, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	June 30, 2020
One year	$1,151,925
Two to three years	92,916
Over three years	15,185
Total	$1,260,026

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

NOTE 9 - LONG-TERM DEBT

In March 2016, the Company issued $50 million of 6.5% fixed to floating rate subordinated debentures, due March 31, 2026. The interest rate is fixed through March 31, 2021 and floats at the 3 month LIBOR plus 516 basis points thereafter. The Company can redeem these subordinated debentures beginning March 31, 2021.  The subordinated debentures are considered Tier 2 capital at the Company. The Company contributed $35 million to the Bank as Tier 1 capital.

In November 2018, the Company issued $55 million of 6.18% fixed to floating rate subordinated debentures, due December 1, 2028. The interest rate is fixed through December 1, 2023 and floats at 3 month LIBOR plus 315 basis points thereafter. The Company can redeem these subordinated debentures beginning December 1, 2023.  The subordinated debentures are considered Tier 2 capital at the Company. The Company contributed $25 million to the Bank as Tier 1 capital.

At June 30, 2020 and December 31, 2019, long-term debt was as follows:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Principal	$105,000	$105,000
Unamortized debt issuance costs	$780	$951

The following table presents interest and amortization expense the Company incurred for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Interest Expense:
Interest	$1,662	$1,662	$3,324	$3,324
Amortization	85	85	171	171

In July 2017, British banking regulators announced plans to eliminate the LIBOR rate by the end of 2021, before this long-term debt and subordinated debentures mature. For these subordinated debentures, there are provisions for amendments to establish a new interest rate benchmark.

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Holding Company (“TFC”) in 2016, acquired TFC Statutory Trust (the “Trust”).  The Trust conducted a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC issued $5 million of subordinated debentures to the Trust in exchange for ownership of all of the common securities of the Trust and the proceeds of the preferred securities sold by the Trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition, which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security. The Company also purchased an investment in the common stock of the Trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Federal Reserve on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The

Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month LIBOR plus 1.65%, which was 1.96% as of June 30, 2020 and 3.54% at December 31, 2019.

In October 2018, the Company, through the acquisition of First American International Corp. (“FAIC”), acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. The FAIC Trust issued 7,000 units of thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7,000,000 to an independent investor, and FAIC issued $7 million of subordinated debentures to the FAIC Trust and all of its common securities, amounting to $217,000, which is included in other assets.  There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at June 30, 2020 was 2.56% and 4.14% at December 31, 2019.

In January 2020, the Company, through the acquisition of PGBH, acquired Pacific Global Bank Trust I (“PGBH Trust”), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed to floating rate capital securities with an aggregate liquidation amount of $5,000,000 and 155 common securities with an aggregate liquidation amount of $155,000.  PGBH issued $5.2 million of subordinated debentures to PGBH Trust in exchange for ownership of all the common securities of PGBH Trust.  There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at June 30, 2020 was 2.41%.

The Company paid interest expense of $114,000 and $140,000 for the three months ended June 30, 2020 and 2019, respectively and $267,000 and $284,000 for the six months ended June 30, 2020 and 2019, respectively, on the subordinated debentures. The amount of aggregate amortization expense recognized for the three months ended June 30, 2020 and 2019 was $55,000 and $42,000, respectively and $109,000 and $84,000 for the six months ended June 30, 2020 and 2019, respectively.

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

FHLB Advances.  At June 30, 2020, the Company had $150.0 million of five-year term fixed rate FHLB advances outstanding at a weighted average fixed rate of 1.18%, which advances will mature by March 2025.

Federal Funds Arrangements with Commercial Banks.  At June 30, 2020, the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $5.0 million overnight from Zions Bank, Wells Fargo Bank, First Horizon National Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements.  At June 30, 2020, the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit.  The secured borrowing capacity with the FRB of $12.5 million at June 30, 2020 is collateralized by loans pledged with a carrying value of $28.5 million.

FHLB Secured Line of Credit.  The secured borrowing capacity with the FHLB of $1.1 billion at June 30, 2020 is collateralized by loans pledged with a carrying value of $1.1 billion.

At June 30, 2020, the Company had $150.0 million at a weighted average rate of 1.18% in long-term (five year) advances with the FHLB, and no overnight or long-term advances at December 31, 2019.  The Company paid interest expenses of $439,000 and $589,000 on such FHLB advances for the three and six months ended June 30, 2020. There were no amounts outstanding under any of the other borrowing arrangements above as of June 30, 2020 and at December 31, 2019 except FHLB advances maturing in 2025.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the three months ended June 30, 2020 and 2019, the Company recorded an income tax provision of $2.9 million and $4.4 million, respectively, reflecting an effective tax rate of 30.8% and 30.3% for the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded an income tax provision of $6.2 million and $8.3 million, respectively, reflecting an effective tax rate of 31.7% and 28.7% for the six months ended June 30, 2020 and 2019, respectively. The Company recognized a tax charge from stock option exercises of $1,000 and $52,000 for the three months ended June 30, 2020 and 2019, respectively. The Company recognized a tax benefit from stock option exercises of $26,000 and $40,000 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 13 - COMMITMENTS

The Company leases several of its operating facilities under various noncancellable operating leases expiring at various dates through 2034.  The Company is also responsible for common area maintenance, taxes and insurance at the various branch locations.

Future minimum rent payments on the Company’s leases were as follows at June 30, 2020:

(dollars in thousands)
Year ending December 31:
2020 remaining	$2,798
2021	4,751
2022	4,284
2023	3,322
2024	2,224
Thereafter	9,015
Total	$26,394

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.4 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively and $3.0 million for both six months ended June 30, 2020 and 2019.  The Company received rental income of $97,000 and $49,000 in the second quarter of 2020 and 2019, respectively and $181,000 and $99,000 for the six months ended June 30, 2020 and 2019, respectively.

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

At June 30, 2020 and December 31, 2019, the Company had the following financial commitments whose contractual amount represents credit risk:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Commitments to extend credit	$408,838	$326,126
Commercial and similar letters of credit	118	358
Standby letters of credit	2,915	3,715
Total	$411,871	$330,199

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Beginning balance	$4,000	$3,600
New loans and advances	7,376	16,180
Repayments	(11,376)	(15,780)
Ending balance	$0	$4,000

There were $11.4 million unfunded loan commitments outstanding to executive officers, directors and their related interests with whom they are associated at June 30, 2020 and none at December 31, 2019.

Deposits from principal officers, directors, and their affiliates at June 30, 2020 and December 31, 2019 were $84.1 million and $84.6 million, respectively.

NOTE 15 - STOCK-BASED COMPENSATION

RBB Bancorp 2010 Stock Option Plan

Under the RBB Bancorp 2010 Stock Option Plan (the “2010 Plan”), the Company was permitted to grant awards to eligible persons in the form of qualified and non-qualified stock options. The Company reserved up to 30% of the issued and outstanding shares of common stock as of the date the Company adopted the 2010 Plan or 3,494,478 shares, for issuance under the 2010 Plan. Following receipt of shareholder approval of the 2017 Omnibus Stock Incentive Plan (the “OSIP”) in May  2017, no additional grants were made under the 2010 Plan.  The 2010 Plan has been terminated and options that were granted under that Plan have become subject to the OSIP.  Awards that were granted under the 2010 Plan will remain exercisable pursuant to the terms and conditions set forth in individual award agreements, but such awards will be assumed and administered under the OSIP. The 2010 Plan award agreements allow for acceleration of exercise privileges of grants upon occurrence of a change in control of the Company. If a participant’s job is terminated for cause, then all unvested awards expire at the date of termination.

RBB Bancorp 2017 Omnibus Stock Incentive Plan

The OSIP was adopted by the Company’s board of directors in January 2017 and approved by the Company’s shareholders in May 2017. The OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the OSIP, or 3,848,341 shares. As of June 30, 2020, there were 1,217,045 shares of common stock available for issuance under the OSIP. This represents 6.17% of the issued and outstanding shares of the Company’s common stock as of June 30, 2020. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

The Company recognized stock-based compensation expense of $166,000 and $165,000 and recognized income tax expense on that expense of $1,000 and $52,000 for the three months ended June 30, 2020 and 2019, respectively. The Company recognized stock-based compensation expense of $327,000 and $396,000 and recognized income tax benefits on that expense of $26,000 and $40,000 for the six months ended June 30, 2020 and 2019, respectively.

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

A summary of the status of awards pursuant to the Company's stock option plans as of June 30, 2020 and changes during the six months ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for share amounts)	Shares	Price	Term	Value
Outstanding at beginning of year	1,090,968	$13.11
Granted	51,000	20.10
Exercised	(56,498)	12.61
Forfeited/cancelled	(14,000)	18.38
Outstanding at end of year	1,071,470	$13.40	3.82 years	$1,773

Options exercisable	981,470	$12.86	3.33 years	$1,189

As of June 30, 2020 there was approximately $452,000 of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted-average period of 1.96 years.

The total fair value of the shares vested was $321,000, and $460,000 in 2020 and 2019, respectively.  The number of unvested stock options were 90,000, and 76,500 with a weighted-average grant date fair value of $5.35 and $6.32 as of June 30, 2020 and December 31, 2019.

Cash received from the exercise of 56,498 share options was $712,000 for the six months ended June 30, 2020 and cash received from the exercise of 200,629 share options was $2.8 million for the year ended December 31, 2019. The intrinsic value of options exercised was $389,000, and $1.2 million for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital.  Management believes, at June 30, 2020 and December 31, 2019, that RBB and the Bank satisfied all capital adequacy requirements to which they were subject.

As defined in applicable regulations and set forth in the tables below, RBB and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the "well capitalized" standards at the dates indicated:

			Amount of Capital Required
					Minimum Required Plus		To Be Well-
			Minimum Required		Capital		Capitalized
	Actual		for Capital Adequacy Purposes		Conservation Buffer Fully Phased-In		Under Prompt Corrective Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020:
Tier 1 Leverage Ratio
Consolidated	$353,503	11.48%	$123,200	4.0%	$123,200	4.0%	$154,000	5.0%
Bank	435,250	14.14%	123,135	4.0%	123,135	4.0%	153,919	5.0%
Common Equity Tier 1 Risk- Based Capital Ratio
Consolidated	339,329	14.87%	102,721	4.5%	159,788	7.0%	148,375	6.5%
Bank	435,250	19.09%	102,621	4.5%	159,633	7.0%	148,231	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	353,503	15.49%	136,961	6.0%	194,029	8.5%	182,615	8.0%
Bank	435,250	19.09%	136,829	6.0%	193,841	8.5%	182,438	8.0%
Total Risk-Based Capital Ratio
Consolidated	481,572	21.10%	182,615	8.0%	239,682	10.5%	228,269	10.0%
Bank	459,099	20.13%	182,438	8.0%	239,450	10.5%	228,048	10.0%

			Amount of Capital Required
					Minimum Required Plus		To Be Well-
			Minimum Required for Capital Adequacy		Capital Conservation Buffer		Capitalized Under Prompt Corrective
	Actual		Purposes		Fully Phased-In		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Tier 1 Leverage Ratio
Consolidated	$353,572	12.89%	$109,735	4.0%	$109,735	4.0%	$137,169	5.0%
Bank	417,036	15.23%	108,150	4.0%	108,150	4.0%	135,187	5.0%
Common Equity Tier 1 Risk- Based Capital Ratio
Consolidated	343,899	17.16%	90,165	4.5%	140,256	7.0%	130,238	6.5%
Bank	417,036	20.87%	89,127	4.5%	138,642	7.0%	128,739	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	353,572	17.65%	120,219	6.0%	170,311	8.5%	160,292	8.0%
Bank	417,036	20.87%	118,836	6.0%	168,351	8.5%	158,448	8.0%
Total Risk-Based Capital Ratio
Consolidated	477,262	23.82%	160,292	8.0%	210,384	10.5%	200,366	10.0%
Bank	436,677	21.86%	158,448	8.0%	207,964	10.5%	198,061	10.0%

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

Appraisals for OREO are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered. No significant adjustments to appraised values have been made as a result of this comparison process as of June 30, 2020.

Collateral-dependent impaired loans:  Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at June 30, 2020 and December 31, 2019:

(dollars in thousands)	Fair Value Measurements Using:
June 30, 2020	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$1,444	$—	$1,444
SBA agency securities	—	4,615	—	4,615
Mortgage-backed securities	—	15,353	—	15,353
Collateralized mortgage obligations	—	14,571	—	14,571
Corporate debt securities	—	149,773	—	149,773
	$—	$185,756	$—	$185,756

On a non-recurring basis:
Commercial real estate - collateral dependent impaired loans	$—	$—	$4,722	$4,722
Other real estate owned	—	—	293	293
	$—	$—	$5,015	$5,015

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$1,572	$—	$1,572
SBA agency securities	—	4,691	—	4,691
Mortgage-backed securities	—	19,171	—	19,171
Collateralized mortgage obligations	—	11,654	—	11,654
Commercial paper	—	69,898	—	69,898
Corporate debt securities	—	19,083	—	19,083
	$—	$126,069	$—	$126,069

On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

No write-downs to OREO were recorded for six three months ended June 30, 2020 or for the year ended December 31, 2019.

Quantitative information about the Company's impaired loans and OREO non-recurring Level 3 fair value measurements at June 30, 2020 and December 31, 2019 is as follows:

(dollars in thousands)	Fair Value	Valuation	Unobservable	Adjustment
June 30, 2020	Amount	Technique	Input	Range
Collateral dependent impaired loans - Commercial real estate	$4,722	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	5% - 6%
Other real estate owned	293	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	5%-6%
December 31, 2019
Other real estate owned	$293	Third Party	Management Adjustments	5%-6%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs

OREO as of June 30, 2020 consists of one single-family residence with a fair value of $293,000.

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

In accordance with accounting guidance, the Company groups its financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, prepayment speeds, volatilities, etc.) or model-based valuation techniques where all significant assumptions are observable, either directly or indirectly, in the market.

Level 3 - Valuation is generated from model-based techniques where one or more significant inputs are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, discounted cash flow models, and similar techniques.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. Management uses its best judgment in estimating the fair value of the Company’s financial instruments; however, there are inherent limitations in any estimation technique.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Management maximizes the use of observable inputs and attempts to minimize the use of unobservable inputs when determining fair value measurements. Estimated fair values are disclosed for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments:

For cash and due from banks, Federal funds sold, and cash equivalents, the carrying amount is assumed to be a reasonable estimate of fair value, a Level 1 measurement.

For short-term investments and interest-bearing deposits, the carrying amount is assumed to be a reasonable estimate of fair value, a Level 1 measurement.

Securities available for sale are measured by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, U.S. Government sponsored entities, state and municipal securities, mortgage backed securities (“MBS”), collateralized mortgage obligations and corporate bonds.

Equity securities fair value are measured based on quoted market prices in active exchange markets at the reporting date, a level 3 measurement. Equity securities are comprised of other equity securities.

Fair values are estimated for portfolios of loans with similar financial characteristics. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories. The fair values are based primarily on third-party vendor pricing to determine fair values based on the exit price notion.

The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan, a Level 3 measurement.

The fair value of impaired loans is calculated based on the net realizable fair value of the collateral or the observable market price of the most recent sale or quoted price from loans held for sale. The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on the adjusted appraised value of the collateral, a Level 3 measurement.

The Company records loans held for sale at fair value based on quoted prices from third party sale analysis, existing sale agreements, or appraisal reports adjusted by sales commission assumption, a Level 1 measurement.

Mortgage and SBA servicing rights are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan, a Level 2 measurement.

The fair value of demand deposits, savings accounts, and certain money market deposits is assumed to be the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits with similar remaining maturities, a Level 2 measurement.

The fair value of FHLB advances is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk, a Level 3 measurement.

Subordinated debentures fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk, a Level 3 measurement.

The fair value of long-term debt is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk, a Level 3 measurement.

Fair value is estimated in accordance with ASC Topic 825. Fair value estimates are made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The fair value hierarchy level and estimated fair value of significant financial instruments at June 30, 2020 and December 31, 2019 are summarized as follows:

		June 30,		December 31,
		2020		2019
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$94,844	$94,844	$114,763	$114,763
Federal funds sold and other cash equivalents	Level 1	57,000	57,000	67,000	67,000
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	185,756	185,756	126,069	126,069
Investment securities - HTM	Level 2	7,615	8,024	8,332	8,632
Mortgage loans held for sale	Level 1	15,479	15,706	108,194	109,385
Loans, net	Level 3	2,571,800	2,622,416	2,178,118	2,158,970
Equity security	Level 3	11,841	11,841	11,826	11,826
Mortgage and SBA serving rights	Level 2	15,595	17,030	17,083	20,752

Financial Liabilities:
Deposits	Level 2	$2,436,520	$2,445,214	$2,248,938	$2,236,329
FHLB advances	Level 3	150,000	150,040	—	—
Long-term debt	Level 3	104,220	136,253	104,049	109,877
Subordinated debentures	Level 3	14,174	14,288	9,673	11,709

NOTE 19 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”):

	For the Three Months Ended June 30,
	2020		2019
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$6,513		$10,142
Less: Earnings allocated to participating securities	(10)		-
Shares outstanding		19,739,280		20,077,524
Impact of weighting shares		(28,950)		(2,873)
Used in basic EPS	6,503	19,710,330	10,142	20,074,651
Dilutive effect of outstanding
Stock options		95,974		370,362
Used in dilutive EPS	$6,503	19,806,304	$10,142	20,445,013

Basic earnings per common share	$0.33		$0.51
Diluted earnings per common share	0.33		0.50

	For the Six Months Ended June 30,
	2020		2019
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$13,261		$20,522
Less: Earnings allocated to participating securities	$(19)
Shares outstanding		19,739,280		20,077,524
Impact of weighting shares		101,813		(16,266)
Used in basic EPS	13,242	19,841,093	20,522	20,061,258
Dilutive effect of outstanding
Stock options		195,223		379,642
Used in dilutive EPS	$13,242	20,036,316	$20,522	20,440,900

Basic earnings per common share	$0.67		$1.02
Diluted earnings per common share	0.66		1.00

Stock options for 400,709 shares and 76,500 shares of common stock were not considered in computing diluted earnings per common share for June 30, 2020 and 2019, respectively because they were anti-dilutive.

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Non-interest income, in scope (1)
Fees and service charges on deposit accounts	$440	$315	$891	$613
Other fees (2)	109	425	258	623
Other income (3)	485	442	937	733
Gain on sale of fixed assets	—	6	—	6
Total in-scope non-interest income	1,034	1,188	2,086	1,975
Non-interest income, not in scope (4)	1,174	4,308	4,737	7,723
Total non-interest income	$2,208	$5,496	$6,823	$9,698

(1)	There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606.
(2)	Other fees consists of wealth management fees, miscellaneous loan fees and postage/courier fees.
(3)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity and OREO income.
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

NOTE 21 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At June 30, 2020 and December 31, 2019, the balance of the investment for qualified affordable housing projects was $8.1 million and $8.6 million, respectively.  This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets.  Total unfunded commitments related to the investments in qualified housing projects totaled $2.2 million and $4.2 million at June 30, 2020 and December 31, 2019, respectively.  The Company expects to fulfill these commitments between 2020 and 2027.

For the three months ended June 30, 2020 and 2019, the Company recognized amortization expense of $247,000 and $225,000, respectively, which was included within income tax expense on the consolidated statements of income. For the six months ended June 30, 2020 and 2019, the Company recognized amortization expense of $494,000 and $450,000, respectively, which was included within income tax expense on the consolidated statements of income.

NOTE 22 - RECENT DEVELOPMENTS

On July 27, 2020, RBB announced a cash dividend of $0.06 per share for the second quarter of 2020. The dividend is payable on August 17, 2020 to common shareholders of record as of August 3, 2020.

On July 27, 2020, the Bank announced it entered into an agreement to purchase a three-story building in the Bensonhurst area of Brooklyn, New York to establish a new branch.  On July 29, 2020, the Bank entered into an agreement to lease three floors of a building on Canal Street in Manhattan to which the Bank plans to move its Bowery Street branch.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our results of operations, financial condition and financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or  turbulence in domestic or global financial markets could adversely affect our  revenues  and  the values of our assets  and  liabilities,  reduce the availability  of funding,  lead  to  a tightening  of credit, and  further  increase stock  price volatility,  which  could  result  in  impairment  to our goodwill in future  periods.  Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance.  In addition to the foregoing, there are or will be other important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic market areas;
•	economic, market, operational, liquidity, credit and interest rate risks associated with our business;
•	lack of seasoning in our loan portfolio;
•	deteriorating asset quality and higher loan charge-offs;
•	the laws and regulations applicable to our business;
•	our ability to achieve organic loan and deposit growth and the composition of such growth;
•	our ability to originate and sell non-qualified mortgages;
•	increased competition in the financial services industry, nationally, regionally or locally;
•	our ability to maintain our historical earnings trends;
•	our ability to raise additional capital to implement our business plan;
•	material weaknesses in our internal control over financial reporting;
•	systems failures or interruptions involving our information technology and telecommunications systems or third-party servicers;
•	the composition of our management team and our ability to attract and retain key personnel;
•	the fiscal position of the U.S. federal government and the soundness of other financial institutions;
•	our ability to monitor our lending relationships;
•	the composition of our loan portfolio, and the concentration of loans in mortgage-related industries;
•	the portion of our loan portfolio that is comprised of participations and shared national credits;
•	the amount of nonperforming and classified assets we hold;
•	time and effort necessary to resolve nonperforming assets;

•

the effect of acquisitions we may make, such as our recently completed acquisition of PGBH, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;

•	our limited operating history as an integrated company and our recent acquisitions;
•	environmental liability associated with our lending activities;
•	geopolitical and public health conditions such as acts or threats of terrorism, military conflicts, pandemics and public health issues or crises, such as that related to the COVID-19 pandemic;
•	the geographic concentration of our markets in Southern California, Las Vegas (Nevada), Chicago (Illinois) and the New York City metropolitan area and the southwest United States;
•	the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;
•	the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
•	uncertainty relating to the LIBOR calculation process, the phasing out of LIBOR after 2021, and uncertainty regarding potential alternative reference rates, including SOFR;
•	possible impairment charges to goodwill;
•	natural disasters, earthquakes, fires and severe weather;
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

•	requirements to remediate adverse examination findings;
•	changes in the scope and cost of FDIC deposit insurance premiums;
•	implementation of regulatory initiatives regarding bank capital requirements that may require heightened capital;
•	the obligations associated with being a public company;
•	cybersecurity threats and the cost of defending against them;
•	RBB’s status as an EGC and the potential effects of no longer qualifying as an EGC in future periods;
•	our success at managing the risks involved in the foregoing items;
•	our modeling estimates related to an increased interest rate environment;
•	our ability to achieve the cost savings and efficiencies in connection with branch closures;
•	our estimates as to our expected operational leverage and the expected additional loan capacity of our relationship managers; and
•	our success at managing the risks involved in the foregoing items.

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

•	Loans held for investment
•	Loans available for sale
•	Securities
•	Allowance for loan losses (“ALLL”)
•	Goodwill and other intangible assets
•	Deferred income taxes
•	Servicing rights
•	Income taxes
•	Stock-based compensation

Our significant accounting policies are described in greater detail in our 2019 audited consolidated financial statements included in our 2019 Annual Report, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

RBB is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for the Bank and RAM.  At June 30, 2020, RBB had total consolidated assets of $3.1 billion, gross consolidated loans of $2.6 billion HFI and HFS, total consolidated deposits of $2.4 billion and total consolidated stockholders' equity of $414.0 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

RBB has completed six acquisitions since 2011, including the acquisition of PGBH which was completed on January 10, 2020.

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

We have been and will continue to actively address client needs, including offering loan relief to all impacted clients.  We have enrolled clients in the SBA Paycheck Protection Program (“PPP”).  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – COVID-19 Impact on Loan Quality” for a discussion of the pandemic’s effect on the Company’s loan portfolio with certain information provided as of June 30, 2020.

As of mid-July all of our employees have returned to working at their office, unless they require working remotely from home.  We implemented “social distancing” to space employees in work areas.  Employees wear masks as a further precaution.

Although it is too early for us to determine the exact impact of COVID-19 on our financial performance, we expect our financial performance to be affected in the following manner:

•	We expect similar single-family loan growth except we expect the mix will change. We expect higher FNMA loan originations and lower non-qualified mortgage originations;
•	We expect lower loan sales volume and gains due to the closing of all jumbo and non-qualified mortgage secondary market purchasers and lower non-qualified mortgage originations;
•

We expect commercial real estate loan origination volume to remain stable; however, we have implemented stricter loan underwriting standards by lowering our loan-to-value maximum and requiring six to twelve months of principal and interest in a deposit account as additional collateral;

•

We have not currently experienced any run-off in deposits.  We borrowed $150 million in 5-year fixed-rate FHLB advances to enhance our liquidity and obtain funding at an attractive interest rate.  In addition, deposit customers are not as rate sensitive and we have lowered deposit rates significantly;

•	We expect higher loan losses in the fourth quarter and first quarter of 2021 after loan deferment agreements expire. See “COVID-19 Impact on Loan Quality” for further discussion; and
•

We performed a goodwill impairment analysis as of March 31, 2020 and June 30, 2020 and found no impairment.  However, depending on the severity of the recession, we may be subject to goodwill impairment in future periods.

Pursuant to recent regulatory guidance, we have elected under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to not apply GAAP requirements to loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, and have suspended the determination of loan modifications related to the pandemic from being treated as TDRs.  Modifications include the following: (1) forbearance agreements, (2) interest-rate modifications, (3) repayment plans, and (4) any other similar arrangements that defer or delay payments of principal or interest.  The relief from TDR treatment applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur beginning on March 1, 2020, until the earlier of the following dates: (1) 60 days after the date on which the national emergency related to the COVlD-19 pandemic outbreak is terminated, or (2) December 31, 2020. The suspension of TDR accounting and reporting guidance may not be applied to any loan of a borrower that is not related to the COVID-19 pandemic.

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

For the second quarter of 2020, we reported net earnings of $6.5 million, compared with $10.1 million for the second quarter of 2019. This represented a decrease of $3.6 million from the second quarter of 2019. Diluted earnings per share were $0.33 per share for the second quarter of 2020, compared to $0.50 for the same period last year.

At June 30, 2020, total assets were $3.1 billion, an increase of $347.6 million, or 12.5%, from total assets of $2.8 billion at December 31, 2019. Interest-earning assets were $3.0 billion as of June 30, 2020, an increase of $334.0 million, or 12.7%, compared with $2.6 billion at December 31, 2019. The increase in interest-earning assets was primarily due to a $59.0 million increase in investment securities and a $397.7 million increase in loans held for investment, with $172.4 due to the PGBH acquisition, partially offset by a $92.7 million decrease in mortgage loans held for sale and $30.0 million decrease in cash and cash equivalents.

At June 30, 2020, AFS investment securities totaled $185.8 million inclusive of a pre-tax net unrealized gain of $1.6 million, compared to $126.1 million, inclusive of a pre-tax unrealized gain of $340,000, at December 31, 2019.   HTM investment securities totaled $7.6 million at June 30, 2020 and $8.3 million at December 31. 2019.

Total HFI loans and leases, net of deferred fees and discounts, were $2.6 billion at June 30, 2020, compared to $2.2 billion at December 31, 2019. HFI loans and leases, net of deferred fees and discounts, increased $397.7 million, or 18.1%, from December 31, 2019. The increase was primarily due to $173.2 million in loans from the PGBH acquisition, a $53.1 million transfer of HFS loans to HFI, and organic loan growth.  Between December 31, 2019 and June 30, 2020, within HFI loans, SBA loans increased by $29.1 million, construction and land development (“C&D”) loans increased by $49.7 million, commercial real estate (“CRE”) loans increased by $107.0 million, and single-family residential (“SFR”) mortgage loans increased by $217.7 million, slightly offset by a $7.1 million decrease in commercial and industrial (“C&I”) loans.

HFS loans were $15.5 million at June 30, 2020, compared to $108.2 million at December 31, 2019.  No HFS loans were acquired from PGBH.

Noninterest-bearing deposits were $574.6 million at June 30, 2020, an increase of $115.8 million, or 25.2%, compared to $458.8 million at December 31, 2019. Interest-bearing deposits were $1.9 billion at June 30, 2020, an increase of $71.8 million, or 4.0%, compared to $1.8 billion at December 31, 2019.  The increases were driven by the PGBH acquisition and normal business growth. The PGBH acquisition added $188.4 million in deposits.  At June 30, 2020, noninterest-bearing deposits were 23.6% of total deposits, compared to 20.4% at December 31, 2019.

Our average cost of total deposits was 1.10% for the quarter ended June 30, 2020, compared to 1.62% for the same period last year. The decrease is primarily due to an increase of $74.7 million in average demand deposits, and a decrease in the average rate paid on interest-bearing deposits to 1.42% from 1.99% due to the decline in market rates.

Borrowings, consisting of long-term and short-term FHLB advances, long-term debt and subordinated debt, increased to $268.4 million at June 30, 2020, compared to $113.7 million as of December 31, 2019.  Borrowings increased by $154.7 million from December 31, 2019.

During the six months ended June 03, 2020, the Company borrowed $150.0 million in five-year FHLB advances.  The average fixed rate is 1.18% and the advances will mature by March 2025.  The purpose was to enhance our liquidity in light of the COVID-19 pandemic at an attractive interest rate.  As of June 30, 2020 and December 31, 2019, we had no short-term advances from the FHLB.

The allowance for loan losses was $22.8 million at June 30, 2020, compared to $18.8 million at December 31, 2019. The allowance for loan losses increased by $4.0 million during the six-month period ending June 30, 2020. The increase was due to a $5.0 million loan and credit loss provision, attributable to increases in non-performing loans and loans held-for-investment 30 to 89 days past due increasing to $23.9 million at June 30, 2020, up from $5.3 million at December 31, 2019, as well as an increase in our general reserve qualitative factors as a result of economic conditions resulting from the COVID-19 pandemic.  The allowance for loan losses to total loans and leases outstanding was 0.88% and 0.86% as of June 30, 2020 and December 31, 2019, respectively.

Shareholders’ equity increased $6.3 million, or 1.6%, to $414.0 million during the six-month period ending June 30, 2020 due to $13.3 million of net income, $712,000 from the exercise of stock options, $327,000 from stock-based compensation, and an $887,000 increase in net accumulated other comprehensive income, which was partially offset by $5.3 million from the repurchase of common stock and $3.6 million of common stock dividends declared.  The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on AFS securities.

Our capital ratios under the revised capital framework referred to as Basel III remain well capitalized. As of June 30, 2020, the Company’s Tier 1 leverage capital ratio was 11.48%, our common equity Tier 1 ratio was 14.87%, our Tier 1 risk-based capital ratio was 15.49%, and our total risk-based capital ratio was 21.10%. See “Regulatory Capital Requirements” herein for a further discussion of our regulatory capital requirements.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands except per share amounts)	2020	2019	$ or #	%	2020	2019	$ or #	%
Interest income	$34,103	$35,943	$(1,840)	(5.1)%	$68,131	$73,149	$(5,018)	(6.9)%
Interest expense	9,069	11,626	(2,557)	(22.0)	19,504	22,920	(3,416)	(14.9)
Net interest income	25,034	24,317	717	3.0	48,627	50,229	1,602	3.2
Provision (recapture) for loan losses	3,009	357	2,652	742.9	4,954	907	4,047	446.2
Net interest income after provision for loan losses	22,025	23,960	(1,935)	(8.1)	43,673	49,322	(5,649)	(11.5)
Noninterest income	2,208	5,496	(3,288)	(59.8)	6,823	9,698	(2,875)	(29.7)
Noninterest expense	14,819	14,899	(80)	(0.5)	31,082	30,224	858	2.8
Income before income taxes	9,414	14,557	(5,143)	(35.3)	19,414	28,796	(9,382)	(32.6)
Income tax expense	2,901	4,415	(1,514)	(34.3)	6,153	8,274	(2,121)	(25.6)
Net income	6,513	$10,142	$(3,629)	(35.8)	$13,261	$20,522	$(7,261)	(35.4)
Earnings per common share (1):
Basic	$0.33	$0.51	$(0.18)	(0.4)	$0.67	$1.02	$(0.35)	(0.3)
Diluted	0.33	0.50	(0.17)	(0.3)	0.66	1.00	(0.34)	(0.3)
Weighted average shares outstanding (1):
Basic	19,710,330	20,074,651	(364,321)	(1.8)	19,841,093	20,061,258	(220,165)	-1.1%
Diluted	19,806,304	20,445,013	(638,709)	(3.1)	20,036,316	20,440,900	(404,584)	-2.0%
Return on average assets, annualized	0.83%	1.43%	(0.6)%	(42.0)%	0.86%	1.44%	(0.6)%	(41.7)%
Return on average shareholders’ equity, annualized	6.34	10.42	(4.08)	(39.2)	6.47	10.69	(4.22)	(39.5)
Noninterest income to average assets, annualized	0.28	0.77	(0.49)	(63.6)	0.44	0.68	(0.24)	(35.3)
Noninterest expense to average assets, annualized	1.89	2.10	(0.21)	(10.0)	2.02	2.11	(0.09)	(4.3)
Efficiency ratio (2)	54.40	49.97	4.43	8.9	56.05	50.43	5.62	11.1
Dividend payout ratio	18.18	19.61	(1.43)	(7.3)	26.87	19.92	6.95	34.9
Average equity to assets ratio	13.09	13.70	(0.61)	(4.5)	13.32	13.42	(0.10)	(0.8)
Tangible book value per share (3)	$17.17	$16.37	$0.80	4.9	$17.17	$16.37	$0.80	4.9
Return on average tangible common equity (3)	7.77%	12.51%	(4.74)%	(37.9)	7.95%	12.88%	(4.93)%	(38.3)

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

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2019 and 2020. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. For additional information see the sections on “Capital Resources and Liquidity Management” and Item 3. Quantitative and Qualitative Disclosures about Market Risk included in this Report.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2020 and 2019. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended June 30,
	2020			2019
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$231,943	$583	1.01%	$120,818	$1,018	3.38%
Securities
Available for sale	171,298	823	1.93	87,347	610	2.80
Held to maturity (2)	7,661	72	3.78	9,127	84	3.69
Mortgage loans held for sale	25,130	303	4.85	355,168	4,245	4.79
Loans held for investment: (3)
Real estate	2,147,646	28,216	5.28	1,763,749	24,394	5.55
Commercial	364,189	4,114	4.54	347,236	5,601	6.47
Total loans	2,511,835	32,330	5.18	2,110,985	29,995	5.70
Total earning assets	2,947,867	$34,111	4.65	2,683,445	$35,952	5.37
Noninterest-earning assets	206,833			166,719
Total assets	$3,154,700			$2,850,164

Interest-bearing liabilities
NOW and money market deposits	$462,027	$751	0.65	387,363	$1,188	1.23%
Savings deposits	123,868	31	0.10	97,584	50	0.21
Time deposits	1,314,232	5,933	1.82	1,338,631	7,797	2.34
Total interest-bearing deposits	1,900,127	6,715	1.42	1,823,578	9,035	1.99
FHLB advances	150,000	439	1.18	95,220	662	2.79
Long-term debt	104,168	1,747	6.75	103,826	1,748	6.75
Subordinated debentures	14,141	168	4.78	9,564	181	7.59
Total interest-bearing liabilities	2,168,436	9,069	1.68	2,032,188	$11,626	2.29
Noninterest-bearing liabilities
Noninterest-bearing deposits	557,903			408,219
Other noninterest-bearing liabilities	15,509			19,183
Total noninterest-bearing liabilities	573,412			427,402
Shareholders' equity	412,852			390,574
Total liabilities and shareholders' equity	$3,154,700			$2,850,164
Net interest income / interest rate spreads		$25,042	2.97%		$24,326	3.08%
Net interest margin			3.42%			3.64%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

	For the six months ended June 30,
	2020			2019
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$240,755	$1,514	1.26%	$111,601	$1,798	3.25%
Securities
Available for sale	154,936	1,578	2.05	78,079	1,118	2.89
Held to maturity (2)	7,839	147	3.77	9,377	173	3.72
Mortgage loans held for sale	51,595	1,284	5.00	402,237	9,735	4.88
Loans held for investment: (3)
Real estate	2,077,467	54,644	5.29	1,764,278	48,879	5.59
Commercial	350,869	8,981	5.15	349,818	11,465	6.61
Total loans	2,428,336	63,625	5.27	2,114,096	60,344	5.76
Total earning assets	2,883,461	$68,148	4.75	2,715,390	$73,168	5.43
Noninterest-earning assets	209,699			166,968
Total assets	$3,093,160			$2,882,358

Interest-bearing liabilities
NOW and money market deposits	$468,935	$1,939	0.83	400,584	$2,430	1.22
Savings deposits	119,410	86	0.14	99,095	102	0.21
Time deposits	1,336,435	13,019	1.96	1,239,474	13,750	2.24
Total interest-bearing deposits	1,924,780	15,044	1.57	1,739,153	16,282	1.89
FHLB advances	100,989	589	1.17	216,638	2,776	2.58
Long-term debt	104,125	3,495	6.75	103,784	3,495	6.79
Subordinated debentures	14,234	376	5.31	9,544	367	7.75
Total interest-bearing liabilities	2,144,128	19,504	1.83	2,069,119	$22,920	2.23
Noninterest-bearing liabilities
Noninterest-bearing deposits	521,729			406,713
Other noninterest-bearing liabilities	15,282			19,582
Total noninterest-bearing liabilities	537,011			426,295
Shareholders' equity	412,021			386,944
Total liabilities and shareholders' equity	$3,093,160			$2,882,358
Net interest income / interest rate spreads		$48,644	2.92%		$50,248	3.20%
Net interest margin			3.39%			3.73%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

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

	Comparison of Three Months Ended			Comparison of Six Months Ended
	June 30, 2020 and June 30, 2019			June 30, 2020 and June 30, 2019
	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$3	$(438)	$(435)	$8	$(292)	$(284)
Securities (2)
Available for sale	405	(192)	213	788	(328)	460
Held to maturity	(14)	2	(12)	(29)	3	(26)
Mortgage loans held for sale	(4,002)	60	(3,942)	(8,766)	315	(8,451)
Loans held for investment: (3)
Real estate	5,067	(1,245)	3,822	8,284	(2,519)	5,765
Commercial	192	(1,679)	(1,487)	27	(2,511)	(2,484)
Total loans	5,259	(2,924)	2,335	8,311	(5,030)	3,281
Total earning assets	$1,651	$(3,492)	$(1,841)	$312	$(5,332)	$(5,020)

Interest-bearing liabilities:
NOW and money market deposits	$121	$(558)	$(437)	$284	$(775)	$(491)
Savings deposits	7	(26)	(19)	14	(30)	(16)
Time deposits	(111)	(1,753)	(1,864)	950	(1,681)	(731)
Total interest-bearing deposits	17	(2,337)	(2,320)	1,248	(2,486)	(1,238)
FHLB advances	162	(385)	(223)	(677)	(1,510)	(2,187)
Long-term debt	6	(7)	(1)	12	(12)	—
Subordinated debentures	55	(68)	(13)	125	(116)	9
Total interest-bearing liabilities	240	(2,797)	(2,557)	708	(4,124)	(3,416)
Net interest	$1,411	$(695)	$716	$(396)	$(1,208)	$(1,604)

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

Results of Operations—Comparison of Results of Operations for the Three Months Ended June 30, 2020 and 2019

The following discussion of our results of operations compares the three months ended June 30, 2020 and the three months ended June 30, 2019. The results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Net Interest Income/Average Balance Sheet.  In the second quarter of 2020, we generated $25.0 million of taxable-equivalent net interest income, which was an increase of $716,000, or 2.9%, from the $24.3 million of taxable-equivalent net interest income we earned in the second quarter of 2019. The increase in net interest income was primarily due to a $264.4 million increase in average earning assets, a 61 basis point decrease in the average rate paid on interest-bearing deposits and a $149.7 million increase in average demand deposits, partially offset by a 72 basis point decrease in the average yield on interest-earning assets and a $136.2 million increase in average interest-bearing liabilities. The increase in average interest-earning assets reflected increases in average cash equivalents, average investment securities and total loan average balances (average HFS loans decreased by $330.0 million and average HFI loans increased by $400.9 million).

Our average interest bearing deposit balances increased by $76.5 million, primarily as a result of deposits acquired in the PGBH acquisition and organic growth. The decrease in interest expense was primarily due to a 61 basis point decrease in the average rate paid on interest-bearing liabilities, and a $149.7 million increase in average demand deposits. For the three months ended June 30, 2020 and 2019, our net interest margin was 3.42% and 3.64%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the three months ended June 30, 2020 and 2019, excluding accretion income, would have been 3.28% and 3.48%, respectively.

Total interest income was $34.1 million for the second quarter of 2020 compared to $35.9 million for the second quarter of 2019. The $1.8 million, or 5.1%, decrease in total interest income was primarily due to a 72 basis point decrease in the yield on average earning assets, partially offset by an increase in average earning assets of approximately $264.4 million.

Interest and fees on HFI and HFS loans for the second quarter of 2020 was $32.6 million compared to $34.2 million for the second quarter of 2019. The $1.6 million, or 4.7%, decrease was primarily due to a 40 basis point decrease in the average yield on loans, reflecting the decline in interest rates, partially offset by a $70.8 million, or 2.9%, increase in the average balance of total loans outstanding. The increase in the average loan balance was primarily due to loans from the PGBH acquisition and organic loan growth.  Purchased loan discount accretion income totaled $1.0 million in the second quarter of 2020 compared to $1.1 million in the second quarter of 2019. The average yield on loans benefits from discount accretion on our purchased loan portfolio. For the three months ended June 30, 2020 and 2019, the yield on total HFI and HFS loans was 5.17% and 5.57%, respectively, while the yield on total loans excluding accretion income would have been 5.01% and 5.40%, respectively. Discount on purchased loans increased by $886,000 due to the PGBH acquisition.  Due to payoffs of acquired loans, we expect accretion income to decline through the remainder of 2020.

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Beginning balance of discount on purchased loans	$5,065	$7,809	$5,068	$9,228
Additions due to acquisitions:
Commercial and industrial	—	—	35	—
SBA	—	—	—	—
Construction and land development	—	—	10	—
Commercial real estate	—	—	145	—
Single-family residential mortgages	—	—	696	—
Total additions	—	—	886	—
Accretion:
Commercial and industrial	2	34	1	18
SBA	3	3	11	7
Construction and land development	3	—	4	—
Commercial real estate	1,063	740	1,492	1,569
Single-family residential mortgages	(82)	278	370	880
Total accretion	989	1,055	1,878	2,474
Ending balance of discount on purchased loans	$4,076	$6,754	$4,076	$6,754

Interest income on our securities portfolio increased $202,000, or 29.5%, to $887,000 in the second quarter of 2020 compared to $685,000 in the second quarter of 2019. This increase is primarily attributable to $82.5 million, or 85.5%, increase in the average balance, partially offset by an 87 basis point decrease in the yield on average securities from the second quarter of 2019 as compared to the second quarter of 2020.  Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the Company’s consolidated statements of income has not been grossed-up.

Interest income on interest earning deposits, dividend income on FHLB stock, federal funds sold, cash equivalents and other investments decreased to $583,000 for the three months ended June 30, 2020 compared to $1.0 million for the three months ended June 30, 2019. This decrease was primarily due to a 237 basis point decrease in the average yield between the two periods, partially offset by a $111.1 million increase in the average balance of short-term cash investments.

Interest expense on interest-bearing liabilities decreased $2.6 million, or 22.0%, to $9.1 million for the second quarter of 2020 as compared to $11.6 million in the second quarter of 2019 due to decreases in interest rates on both deposits and borrowings, partially offset by increases in most interest-bearing balances and an $149.7 million increase in average non-interest bearing deposits.  With the PGBH acquisition in January 2020, $188.4 million in deposits were acquired.

Interest expense on deposits decreased to $6.7 million for the second quarter of 2020 as compared to $9.0 million for the second quarter of 2019. The $2.3 million, or 25.7%, decrease in interest expense on deposits was primarily due to a 57 basis point decrease in the average rate paid on interest-bearing deposits plus a $149.7 million increase in average demand deposits, partially offset by the increase in average interest-bearing deposits.  Deposits increased due to the PGB acquisition and organic deposit growth.  The average balance of interest-bearing deposits increased $76.5 million, or 4.2%, from $1.8 billion in the second quarter of 2019 compared to $1.9 billion in the second quarter of 2020.  Average brokered certificates of deposit were $32.8 million in the second quarter of 2020 and $177.6 million in the second quarter of 2019. Average non-interest bearing deposits increased to $557.9 million, or 36.7%, from $408.2 million in the second quarter of 2019.  The 61 basis point decrease in the average rate paid on interest-bearing deposits was primarily due to lower market interest rates.

Interest expense on FHLB advances decreased $223,000 from $662,000 in the second quarter of 2019 to $439,000 in the second quarter of 2020.  The average balance increased from $95.2 million to $150.0 million between the two quarters.  The $150.0 million in FHLB advances at June 30, 2020 were five-year fixed-rate FHLB advances.  The purpose of this borrowing was to obtain funding in order to enhance liquidity in light of the COVID-19 pandemic and obtain funding at an attractive interest rate. The long-term advance average rate is 1.18% and they mature in the first quarter of 2025.

Interest expense on long-term debt and subordinated debentures decreased $14,000 to $1.9 million in the second quarter of 2020 as compared to $1.9 million in the second quarter of 2019.  The average long-term debt and subordinated debentures increased to $118.3 million in the second quarter of 2020, compared to $113.4 million in the second quarter of 2019, due to the acquisition of PGBH.

Provision for Loan Losses.  The $2.7 million increase in the provision for loan losses, to $3.0 million in the second quarter of 2020 compared to $357,000 in the second quarter of 2019, was primarily attributable to the higher loan balances, an increase in 30-89 day past due loans, an increase in non-performing loans and increased qualitative factors due to impact of the COVID-19 pandemic.  There were $320,000 in net loan charge-offs in the second quarter of 2020, as compared to a $32,000 loan charge-off in the second quarter of 2019

Noninterest Income. Noninterest income decreased $3.3 million, or 59.8%, to $2.2 million for the second quarter of 2020, compared to $5.5 million in the same quarter in the prior year. The following table sets forth the major components of our noninterest income for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Noninterest income:
Service charges, fees and other	$1,065	$1,222	$(157)	(12.8)%	$2,144	$2,042	$102	5.0%
Gain on sale of loans	81	3,120	(3,039)	(97.4)	2,792	5,318	(2,526)	(47.5)
Loan servicing fee, net of amortization	708	899	(191)	(21.2)	1,300	1,739	(439)	(25.2)
Recoveries on loans acquired in business combinations	5	55	(50)	(90.9)	47	61	(14)	(23.0)
Unrealized gain on equity securities	—	—	—	—	—	147	(147)	(100.0)
Increase (decrease) in cash surrender of life insurance	191	194	(3)	(1.5)	382	385	(3)	(0.8)
Gain on sale of AFS securities	158	—	158	100.0	158	—	158	100.0
Gain on sale of fixed assets	—	6	(6)	(100.0)	—	6	(6)	(100.0)
Total noninterest income	$2,208	$5,496	$(3,288)	(59.8)	$6,823	$9,698	$(2,875)	(29.6)

Service charges, fees and other income. Service charges, fees and other income totaled $1.1 million in the second quarter of 2020, compared to $1.2 million in the second quarter of 2019.  The decrease was due a $77,000 reduction in wealth management commissions, a $233,000 CDFI grant received in the second quarter of 2019, partially offset by a $115,000 increase in account analysis charges.

Gain on sale of loans. Gains on sale of loans are comprised of gains on sale of SFR mortgage loans and SBA loans. Gains on sale of loans totaled $81,000 in the second quarter of 2020, compared to $3.1 million in the second quarter of 2019.  The decrease was primarily caused by the effect of the COVID-19 pandemic upon the mortgage and housing markets which slowed non-qualified mortgage origination and caused mortgage securitization to pause.

The following table presents information on loans sold and gains on loans sold for the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Loans sold:
SBA	$1,249	$10,025	$(8,776)	-87.5%	$2,646	$13,765	$(11,119)	-80.8%
SFR mortgages	5,212	175,032	(169,820)	-97.0%	105,676	346,419	(240,743)	-69.5%
Commercial real estate	—	1,584	(1,584)	-100.0%	—	10,422	(10,422)	-100.0%
	$6,461	$186,641	$(180,180)	-96.5%	$108,322	$370,606	$(262,284)	-70.8%
Gain on loans sold:
SBA	$69	$616	$(547)	-88.8%	$159	$741	$(582)	-78.5%
SFR mortgages	12	2,504	(2,492)	-99.5%	2,633	4,425	(1,792)	-40.5%
Commercial real estate	—	—	—	100.0%	—	152	(152)	-100.0%
	$81	$3,120	$(3,039)	-97.4%	$2,792	$5,318	$(2,526)	-47.5%

Loan servicing income, net of amortization. Loan servicing income, net of amortization decreased due to the increase in the payoffs in the SFR mortgage portfolio.  The decrease in SBA loans serviced is due greater SBA loan prepayments in 2019, which were greater than SBA loan sales in 2019 and 2020.  The following table presents information on loans servicing income for the three and six months ended June 30, 2020 and 2019.

(dollars in thousands)	For the Three Months Ended June 30,		Increase		For the Six Months Ended June 30,		Increase
For the period	2020	2019	$	%	2020	2019	$	%
Loan servicing income, net of amortization
SFR mortgage loans	$405	$752	$(347)	-46.1%	$942	$1,432	$(490)	-34.2%
SBA loans	303	147	156	106.1%	358	307	51	16.6%
Total	$708	$899	$(191)	-21.2%	$1,300	$1,739	$(439)	-25.2%

Our loan servicing income, net of amortization, decreased by $191,000 to $708,000 for the three months ended June 30, 2020 compared to net servicing income of $899,000 for the three months ended June 30, 2019.

The following table shows loans serviced for others as of June 30, 2020 and 2019:

	June 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%
As of period-end
SFR loans serviced	$1,617,875	$1,734,204	$(116,329)	-6.7%
SBA loans serviced	155,244	181,719	(26,475)	-14.6%
CRE loans serviced	4,181	4,251	(70)	-1.6%

We are servicing SFR mortgage loans for other financial institutions and FNMA, and we are servicing SBA and CRE loans as of June 30, 2020. The change in the respective servicing portfolios reflects prepayment of loans and sales of loans from 2019 through the second quarter of 2020.

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations was $5,000 in the quarter ended June 30, 2020, compared to $55,000 in the comparable quarter of 2019.

Cash surrender value of life insurance. The income from the cash surrender value of life insurance decreased $3,000 in the quarter ended June 30, 2020 compared to the same quarter in 2019.

Gain on sale of fixed assets. No fixed assets were sold in the second quarter of 2020.  There was a gain of $6,000 for the second quarter of 2019.

Noninterest expense.   Noninterest expense decreased $80,000, or 0.5%, to $14.8 million in the second quarter of 2020 compared to $14.9 million in the second quarter of 2019.  The following table sets forth major components of our noninterest expense for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Noninterest expense:
Salaries and employee benefits	$8,103	$8,169	$(66)	-0.8%	$17,608	$17,287	$321	1.9
Occupancy and equipment expenses	2,527	2,674	(147)	(5.5)	4,931	4,926	5	0.1
Data processing	882	1,219	(337)	(27.6)	2,024	2,228	(204)	(9.2)
Legal and professional	670	656	14	2.1	1,274	1,081	193	17.9
Office expenses	337	294	43	14.6	660	630	30	4.8
Marketing and business promotion	111	316	(205)	(64.9)	325	678	(353)	(52.1)
Insurance and regulatory assessments	234	284	(50)	(17.6)	411	582	(171)	(29.4)
Core deposit premium	357	385	(28)	(7.3)	714	773	(59)	(7.6)
OREO expenses (income)	14	81	(67)	(82.7)	28	162	(134)	(82.7)
Merger and conversion expenses	276	15	261	1,740.0	679	86	593	689.5
Other expenses	1,308	806	502	62.3	2,428	1,791	637	35.6
Total noninterest expense	$14,819	$14,899	$(80)	(0.5)	$31,082	$30,224	$858	2.8

Salaries and employee benefits expense. Salaries and employee benefits expense decreased $66,000, or 0.8%, to $8.1 million for the second quarter of 2020 compared to $8.2 million for the second quarter of 2019. The Company incurred approximately $519,000 in severance pay in the second quarter of 2020.  The number of full-time equivalent employees was 350 at June 30, 2020, 382 at March 31, 2020, 355 at December 31, 2019 and 372 at June 30, 2019. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory.

Occupancy and equipment expense. Occupancy and equipment expense decreased $147,000, or 5.5%, to $2.5 million for the second quarter of 2020 compared to $2.7 million for the second quarter of 2019.    On June 30, 2020, the Company had 27 branch and office locations, compared to 25 at December 31, 2019 and 25 at June 30, 2019.  On March 31, 2020, we closed the Grand Street branch in New York City.  The lease for this branch expired in April 2020.  Branch operations and staff were transferred to the Bowery branch.  With the acquisition of PGBH, we acquired three branches located in the Chicago neighborhoods of Chinatown and Bridgeport.  The Bank plans to open a new full service banking branch in Edison, New Jersey in the second half of 2020. The branch will be located at 561 US-1, in the Wicks Shopping Plaza in Edison. The Bank entered into an agreement to purchase a property located at 2057 86th Street, Brooklyn, New York, in the Bensonhurst neighborhood, to house a full-service branch.  We expect this branch to open in 2021.

Data processing expense. Data processing expense decreased $337,000, or 27.6%, to $882,000 for the second quarter of 2020, compared to $1.2 million for the second quarter of 2019.  This decrease resulted primarily from reducing duplicative services in our regions and applying a $90,000 credit from the data processing agreement. Effective June 2019, the Company renegotiated its data processing master agreement with the vendor, under which the Company is allowed to offset future monthly data processing expenses up to approximately $2.2 million through January 2026.  As of June 30, 2020, $2.0 million of this benefit remained for future use.

Legal and professional expense. Legal and professional expense increased $14,000 to $670,000 in the three months ended June 30, 2020 compared to $656,000 for the three months ended June 30, 2019. This increase was primarily due to normal business activity.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and were $337,000 for the three months ended June 30, 2020 compared to $294,000 for the three months ended June 30, 2019.  This increase primarily resulted from normal business growth.

Marketing and business promotion expenses. Marketing and business promotion expense decreased $205,000, or 64.9%, to $111,000 in the second quarter of 2020, compared to $316,000 for the second quarter of 2019.  The decrease was primarily due the slowed economy and cost saving measures in the second quarter of 2020.

Insurance and regulatory expenses. Insurance and regulatory assessments decreased $50,000, or 17.6%, to $234,000 in the second quarter of 2020.    The decrease was primarily due to a FDIC small bank assessment credit of $179,000 received in the first quarter of 2020.

Amortization expenses. Amortization of CDI was $357,000 in the second quarter of 2020, compared to $385,000 in the same period of 2019.  In January 2020 we added $491,000 of CDI in connection with the PGBH acquisition.  CDI amortization occurs over 8 to 10 years.

Merger and conversion expenses. Merger and conversion expense was $276,000 in the second quarter of 2020 compared to $15,000 in the same period of 2019, following the completion of the PGBH acquisition in the first quarter of 2020.

Other Expenses.  Other expenses increased $502,000, or 62.3%, to $1.3 million for the second quarter of 2020, compared to $806,000 in the second quarter of 2019.  The provision for unfunded commitments was $51,000 in the second quarter of 2020 compared to a credit of $18,000 in the second quarter of 2019. At June 30, 2020, the Company recorded an impairment writedown of $366,000 on mortgage servicing rights due to the impact of the COVID-19 pandemic.

Income Tax Expense. During the three months ended June 30, 2020 and 2019, the Company recorded an income tax provision of $2.9 million and $4.4 million, respectively, reflecting an effective tax rate of 30.8% and 30.3% for the three months ended June 30, 2020 and 2019, respectively. The Company recognized tax expense from stock option exercises of $1,000 and $52,000 for the three months ended June 30, 2020 and 2019, respectively.

Net Income.  Net income after tax amounted to $6.5 million for the second quarter 2020, a $3.6 million, or a 35.8% decrease from $10.1 million in the second quarter of 2019.  For the second quarter of 2020 as compared to the second quarter of 2019, net interest income before the provision for loan losses decreased by $2.6 million, the provision for loan losses increased by $2.7 million, non-interest income decreased by $3.3 million, non-interest expense decreased by $80,000, and income tax expense decreased by $1.5 million.

Results of Operations—Comparison of Results of Operations for the Six Months Ended June 30, 2020 and June 30, 2019

The following discussion of our results of operations compares the first half ended June 30, 2020 and June 30, 2019, respectively.  The results of operations for the six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Net Interest Income/Average Balance Sheet.  In the first half of 2020, we generated net interest income of $48.6 million, a decrease of $1.6 million, or 3.2%, from the $50.2 million in net interest income of the first half of 2019.  This decrease was largely due to a 68 basis point decrease in the average yield on interest-earning assets, partially offset by a $168.1 million increase in the average balance of interest-earning assets.  The increase in the average balance of interest-earning assets was primarily due to organic HFI loan growth, an increase in Federal funds sold and cash equivalents, and investment securities, partially offset by a decrease in average HFS loans.  For the six-months ended June 30, 2020 and 2019, our net interest margin was 3.39% and 3.73%, respectively.  Our net interest margin benefits from discount accretion on our purchased loan portfolios.  The net interest margin for the six-months ended June 30, 2020 and 2019, excluding accretion income, would have been 3.26% and 3.60%, respectively.

Total interest income was $68.1 million for the first half of 2020 compared to $73.1 million for the first half of 2019. The $5.0 million, or 6.9%, decrease in total interest income was due to decreases in interest earned on our loan portfolio and federal funds sold, partially offset by an increase on our securities portfolio.

Interest and fees on loans was $64.9 million for the first half of 2020 compared to $70.1 million for the first half of 2019. The $5.2 million, or 7.4%, decrease in interest income on loans was primarily due to a 36 basis point decrease in the average yield on total loans, reflecting the decline in market rates. The average yield on loans benefits from discount accretion on our acquired loan portfolios. For the six months ended June 30, 2020 and 2019, the average yield on total loans was 5.26% and 5.62%, respectively, while the average yield on total loans excluding accretion income would have been 5.11% and 5.44%, respectively. A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of commercial real estate loans. The table on page 10 illustrates by loan type the accretion income for the first half of 2020 and 2019.

Interest income on our securities portfolio increased $435,000, or 34.2%, to $1.7 million in the first half of 2020 compared to $1.3 million in the first half of 2019. The increase in interest income on securities was primarily due to an increase in the average balance of the portfolio of $75.3 million, or 86.1%, partially offset by a 85 basis point decrease in the average yield on securities. Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the Company’s consolidated statements of income has not been grossed-up.

Interest income on our federal funds sold, cash equivalents and other investments decreased $284,000, or 15.8%, to $1.5 million in the first half of 2020 compared to $1.8 million in the first half of 2019. The decrease in interest income on these cash equivalents was due to a 199 basis point decrease in the average yield partially offset by an increase in the average balance of $129.2 million. The reasons for the decreased yield were the decrease in the federal funds rate over the period plus a $192,000 decrease in the FHLB dividend.

Interest expense on interest-bearing liabilities decreased $3.4 million, or 14.9%, to $19.5 million in in the first half of 2020 compared to $22.9 million in the first half of 2019 due to lower rates on interest bearing liabilities (NOW, money market and time deposits, and FHLB advances), partially offset by increases in balances of $75.0 million (deposits, FHLB long- and short-term advances, long-term debt and subordinated debentures).

Interest expense on deposits decreased to $15.0 million in the first half of 2020 compared to $16.3 million in the first half of 2019.  The $1.2 million, or 7.6%, decrease in interest expense on deposits was primarily due to a 29 basis point decrease in average deposit rates, partially offset by a $300.6 million, or 14.0%, increase in the average balance of total deposits. The increase in the average balance of deposits resulted primarily from normal business growth.

Interest expense on borrowings (FHLB advances, long-term debt and subordinated debentures) decreased to $4.5 million in the first half of 2020 compared to $6.6 million in the first half of 2018. This decrease was primarily due the average FHLB advance decreasing to $100.9 million in the first half of 2020 compared to $216.6 million in the first half of 2019.  FHLB advances were primarily used to fund held-for-sale loans.

Provision for Loan Losses. Provision for loan loss expense in the first half of 2020 was $5.0 million due to the economic impact of the COVID-19 pandemic and normal loan growth, compared to a $907,000 provision in the first half of 2019.

Noninterest Income. Noninterest income decreased $2.9 million, or 29.6%, to $6.8 million in the first half of 2020 compared to $9.7 million in the first half of 2019.  The table on page 11 sets forth major components of our noninterest income for the respective periods.

Service charges, fees and other income. Service charges, fees and other income increased to $2.1 million in the first half of 2020 compared to $2.0 million in the first half of 2019. The increase primarily resulted from increased account analysis charges.

Gain on sale of loans. Gain on sale of loans decreased to $2.8 million in the first half of 2020 compared to $5.3 million in the first half of 2019 due to a decreased amount of mortgage loan sales. As noted in the table on page 12, we sold $108.3 million in SFR mortgage, SBA and CRE loans in the first half of 2020 compared to $370.6 million in the same period of 2019.

Loan servicing income, net of amortization. Our loan servicing income, net of amortization decreased by $439,000 to $1.3 million for the six months ended June 30, 2020 compared to $1.7 million for the six months ended June 30, 2019.  The reduction in income is due to the decrease in loans being serviced in 2020, partially offset by write-downs in serving assets due to pay-offs of SBA serviced loans.  We were servicing $1.8 billion in SFR mortgage, SBA and CRE loans as of June 30, 2020 compared to $1.9 billion as of June 30, 2019. Additional details are reflected in the table on page 12.

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations decreased $14,000 to $47,000 in the first half of 2020 compared to $61,000 in the first half of 2019

Unrealized Gain on Equity Securities.  The $147,000 decrease was due to the one-time implementation of ASU 2016-01 in 2019.

Increase in cash surrender of life insurance. Cash surrender of life insurance value decreased by $3,000 to $382,000 for the six months ended June 30, 2020 compared to $385,000 for the six months ended June 30, 2019.

Gain on sale of fixed assets. In the second quarter of 2019, the Company sold fixed assets for a $6,000 gain.

Noninterest expense. Noninterest expense increased $858,000, or 2.8%, to $31.1 million for the first half of 2020 compared to $30.2 million in the same period of 2019.  The table on page 13 sets forth major components of our noninterest expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.  The primary reason for the increase was the PGBH acquisition plus normal business growth.

Salaries and employee benefits expense. Salaries and employee benefits expense increased $321,000, or 1.9%, to $17.6 million in the first half of 2020 compared to $17.3 million in the same period of 2019. This increase was primarily attributable to severance pay in the second quarter of 2020, largely offset by a decrease in all other salaries and employee benefits.  The number of full-time equivalent employees was 350 at June 30, 2020, 355 at December 31, 2019 and 372 at June 30, 2019.

Occupancy and equipment expense. Occupancy and equipment expense increased $5,000, or 0.1%, to $4.9 million in the first half of 2020 compared to the same amount in the first half of 2019. The increase in occupancy expense is mainly due to the PGBH acquisition, partially offset by the closing of the Grand Street branch in April 2020.

Data processing expense. Data processing expense decreased $204,000, or 9.2%, to $2.0 million in the first half of 2020 compared to $2.2 million for the first half of 2019, mainly due to the $185,000 application of a credit per the data processing agreement discussed above.

Legal and professional expenses. Legal and professional expense increased $193,000, or 17.9%, from $1.1 million in the first half of 2019 compared to $1.3 million for the first half of 2020. This increase was primarily due to normal business growth.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and totaled $660,000 in first half of 2020 compared to $630,000 for the first half of 2019. The $30,000, or 4.8%, increase primarily resulted from normal business growth.

Marketing and business promotion expenses. Marketing and business promotion expense decreased $353,000, or 52.1%, to $325,000 in the first half of 2020 compared to $678,000 for the first half of 2019. This decrease was primarily due to slowed business development activities during the COVID-19 pandemic.

Insurance and regulatory expenses. Insurance and regulatory assessments decreased $171,000, or 29.4%, compared to $582,000 in the first half of 2019.  This decrease was due lesser FDIC assessments and insurance costs.

Amortization expenses. Amortization of CDI was $714,000 in the first half of 2020, compared to $773,000 in the first half of 2019.  This decrease was due the runoff of CDI from prior acquisitions.

Merger and conversion expenses. Merger and conversion expense was $679,000 in the first half of 2020 compared to $86,000 in the first half of 2019, following the completion of the PGBH acquisition in January 2020.

Other Noninterest expense. Other noninterest expense totaled $2.4 million in the first half of 2020 compared to $1.8 million for the same period of 2019. The increase is partially attributable to an increase in the provision for off-balance sheet commitments of $69,000, a $357,000 increase in other loan related expenses and a mortgage servicing asset writedown of $366,000.

Income Tax Expense. Income tax expense was $6.2 million in the first half of 2020 compared to $8.3 million in the same period of 2019. This decrease was due to the $50,000 decrease in tax deductions for stock option exercises and $9.4 million decrease in pre-tax income.  Effective tax rates were 31.7% and 28.7% in the first half of 2020 and 2019, respectively.

Net Income. Net income decreased $7.3 million to $13.3 million in the first half of 2020, compared to $20.5 million in the same period of 2019. The decrease is primarily due to the decrease in net interest income, increase in the provision for loan and lease losses, decrease in non-interest income and increase in non-interest expense, partially offset by decreased income tax expense.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets were $3.1 billion as of June 30, 2020 and $2.8 billion as of December 31, 2019.  Cash and cash equivalents decreased by $29.9 million, the total gross loan portfolio increased by $305.0 million, primarily with increases in SBA, CRE, SFR mortgage and C&D loans. SFR mortgage loans held for sale decreased by $92.7 million in the six months ended June 30, 2020.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at June 30, 2020 and December 31, 2019. The book value for securities classified as available for sale is reflected at fair market value and the book value for securities classified as held to maturity is reflected at amortized cost.

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value
U.S. government agency securities	$1,444	0.7%	$1,572	1.2%
SBA agency securities	4,615	2.4%	4,691	3.5%
Mortgage-backed securities, government sponsored agencies	15,353	7.9%	19,171	14.3%
Collateralized mortgage obligations	14,571	7.5%	11,654	8.7%
Commercial paper	114,920	59.5%	69,899	52.0%
Corporate debt securities (1)	34,853	18.1%	19,082	14.1%
Total securities, available for sale, at fair value	$185,756	96.1%	$126,069	93.8%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$2,798	1.4%	$3,505	2.6%
Tax-exempt municipal securities	4,817	2.5%	4,827	3.6%
Total securities, held to maturity, at amortized cost	7,615	3.9%	8,332	6.2%
Total securities	$193,371	100.0%	$134,401	100.0%

(1)	Comprised of corporate note securities, commercial paper and financial institution subordinated debentures.

The tables below set forth investment securities AFS and HTM for the periods presented.

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2020	Cost	Gains	Losses	Value
Available for sale
U.S. government agency securities	$1,409	$35	$—	$1,444
SBA securities	4,377	238	—	4,615
Mortgage-backed securities - Government sponsored agencies	14,946	407	—	15,353
Collateralized mortgage obligations	14,083	488	—	14,571
Commercial paper	114,920	—	—	114,920
Corporate debt securities	34,422	507	(76)	34,853
	$184,157	$1,675	$(76)	$185,756
Held to maturity
Municipal taxable securities	$2,798	$155	$—	$2,953
Municipal securities	4,817	254	—	5,071
	$7,615	$409	$—	$8,024

December 31, 2019
Available for sale
U.S. government agency securities	$1,591	$—	$(19)	$1,572
SBA securities	4,671	42	(22)	4,691
Mortgage-backed securities- Government sponsored agencies	19,126	74	(29)	19,171
Collateralized mortgage obligations	11,641	38	(25)	11,654
Commercial paper	69,899	—	—	69,899
Corporate debt securities	18,801	281	—	19,082
	$125,729	$435	$(95)	$126,069
Held to maturity
Municipal taxable securities	$3,505	$147	$—	$3,652
Municipal securities	4,827	153	—	4,980
	$8,332	$300	$—	$8,632

The weighted-average taxable equivalent book yield on the total investment portfolio at June 30, 2020 was 1.58% with a weighted-average life of 2.31 years. This compares to a weighted-average yield of 2.27% with a weighted-average life of 3.0 years at December 31, 2019. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows the Company’s investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the Notes to the 2019 consolidated financial statements included in our 2019 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months			Twelve Months or More			Total
	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
(dollars in thousands)	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
June 30, 2020
Corporate debt securities	$(76)	$8,419	5	—	—	—	$(76)	$8,419	5
Total available for sale	$(76)	$8,419	5	$—	$—	—	$(76)	$8,419	5

December 31, 2019
Government agency securities	$(19)	$1,572	2	$—	$—	—	$(19)	$1,572	2
SBA securities	(22)	1,469	2	—	—	—	(22)	1,469	2
Mortgage-backed securities- Government sponsored agencies	(5)	2,631	4	(24)	3,912	6	(29)	6,543	10
Collateralized mortgage obligations	(10)	5,738	3	(15)	953	2	(25)	6,691	5
Total available for sale	$(56)	$11,410	11	$(39)	$4,865	8	$(95)	$16,275	19

The Company did not record any charges for other-than-temporary impairment losses for the three months ended June 30, 2020 and 2019.

Loans

At June 30, 2020, total loans held for investment, net of allowance for loan losses, totaled $2.6 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at June 30, 2020 and December 31, 2019:

	As of June 30, 2020		As of December 31, 2019
(dollars in thousands)	Amount	%	Amount	%
Loans: (1)
Commercial and industrial	$267,481	10.3	$274,586	12.5
SBA	104,069	4.0	74,985	3.4
Construction and land development	145,754	5.6	96,020	4.4
Commercial real estate (2)	900,302	34.7	793,268	36.1
Single-family residential mortgages	1,174,927	45.3	957,254	43.6
Other loans	2,087	0.1	821	0.0
Total loans	$2,594,620	100.0	$2,196,934	100.0
Allowance for loan losses	(22,820)		(18,816)
Total loans, net	$2,571,800		$2,178,118

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm & non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.

Total loans (HFI and HFS) increased $305.0 million, or 13.2%, to $2.6 billion at June 30, 2020 compared to $2.3 billion at December 31, 2019. The Company acquired $172.4 million in loans with the acquisition of PGB in January 2020 and $32.8 million were originated through the PPP loan program.  The total loan portfolio increased primarily in SBA, CRE, SFR mortgage loans and C&D loans.

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

Commercial and industrial loans decreased $7.1 million, or 2.6%, to $267.5 million as of June 30, 2020 compared to $274.6 million at December 31, 2019 due to decrease loan activity.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR mortgage loans originated for a business purpose. The interest rate for the majority of these loans are prime-based and have a maturity of five years or less except for the SFR mortgage loans originated for a business purpose which may have a maturity of one year. Our policy maximum loan-to-value (“LTV”) ratio is 75% for commercial real estate loans. The total commercial real estate portfolio increased $217.7 million, or 22.7%, to $900.3 million at June 30, 2020, compared to $793.3 million at December 31, 2019. The Company acquired $32.8 million in CRE loans with the PGBH acquisition.  The multi-family residential loan portfolio was $254.6 million as of June 30, 2020 and $235.8 million as of December 31, 2019. The SFR mortgage loan portfolio originated for a business purpose totaled $17.9 million as of June 30, 2020 and $19.2 million as of December 31, 2019.

Construction and land development loans. Construction and land development loans increased $49.7 million, or 51.8%, to $145.8 million at June 30, 2020 as compared to $96.0 million at December 31, 2019, as originations exceeded loan repayments. The following table shows the categories of our construction and land development portfolio as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020		As of December 31, 2019
(dollars in thousands)	Amount	% Mix	Amount	% Mix
Residential construction	$88,262	60.5	$60,749	63.3
Commercial construction	40,909	28.1	29,871	31.1
Land development	16,583	11.4	5,400	5.6
Total construction and land development loans	$145,754	100.0	$96,020	100.0

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

SBA loans increased $29.1 million, or 38.8%, to $104.1 million at June 30, 2020 compared to $75.0 million at December 31, 2019. This increase was primarily due to $38.9 million in originations, partially offset by loan sales of $2.7 million and $5.2 million in loan pay-offs in the six months ended June 30, 2020.  Of the $38.9 million originated, $32.8 million were from the PPP loan program.

SFR Loans. We originate mainly non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. As of June 30, 2020, we had $1.2 billion of SFR real estate loans, representing 45.3% of our HFI loan portfolio, excluding available for sale SFR loans.

Our SFR loan product is a seven-year hybrid adjustable mortgage which re-prices at seven years to the one-year Constant Maturity Treasury rate plus 2.50%. The start rate for the five-year hybrid in the Eastern region is 4.375% plus 1% in points. In the Western region we offer a seven-year hybrid and the start rate is 5.00%.

We originate these non-qualified SFR mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationship with us. We sell many of these non-qualified SFR mortgage loans to other Asian-American banks, FNMA and other investors.

Except for SFR loans sold to FNMA, the loans are sold with no representation or warranties and with a replacement feature for the first 90-days if the loan pays off early. As a condition of the sale, the buyer must have the loans audited for underwriting and compliance standards.  We originate qualified mortgages and sell them directly to FNMA.  These loans are underwritten under FNMA guidelines and sold with the normal FNMA conditions.  In addition, we may sell some of our non-qualified SFR mortgage loans to FNMA in a bulk sale with limited recourse to us.

As of June 30, 2020, the weighted average loan-to-value of the portfolio was 55.7%, the weighted average FICO score was 758 and the average duration of the portfolio was 2.4 years. We also offer qualified SFR mortgage loans as a correspondent to a national financial institution.

SFR mortgage real estate loans (which include $17.9 million of home equity loans) increased $217.7 million, or 22.7%, to $1.2 billion as of June 30, 2020 as compared to $957.3 million as of December 31, 2019. This increase includes $53.1 million HFS loans transferred to HFI  In addition, loans held for sale decreased $92.7 million, or 85.7% to $15.5 million as of June 30, 2020 compared to $108.2 million December 31, 2019. The decrease in loans held for sale is primarily due the disruption in the non-qualified secondary market caused by the COVID-19 pandemic.

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

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by category:

	As of June 30, 2020		As of December 31, 2019
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Loans:
Commercial and industrial	$2,854	12.5%	$2,736	14.5%
SBA	959	4.2	852	4.5
Construction and land development	1,938	8.5	1,268	6.7
Commercial real estate (2)	9,379	41.1	7,668	40.8
Single-family residential mortgages	7,668	33.6	6,182	32.9
Other	22	0.1	9	0.0
Unallocated	—	0.0	101	0.5
Allowance for loan losses	$22,820	100.0%	18,816	100.0%

(1)	Represents the percentage of the allowance to total loans to the total ALLL.
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $5.8 million at June 30, 2020 and $5.1 million at December 31, 2019.

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

Credit-discount on loans purchased through bank acquisitions. Purchased loans are recorded at market value in two categories, credit discount, and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of June 30, 2020 and December 31, 2019. We have recorded additional reserves of $1.8 million due to the credit discounts on acquired loans being less than the analysis for loan losses on those acquisitions as of June 30, 2020.

	As of June 30,	As of December 31,
(dollars in thousands)	2020	2019
Commercial and industrial	$79	$37
SBA	39	42
Construction and land development	10	—
Commercial real estate	1,625	1,657
Single-family residential mortgages	4,062	3,573
Total credit discount on purchased loans	$5,815	$5,309
Total remaining balance of purchased loans through acquisitions	$662,030	$579,329
Credit-discount to remaining balance of purchased loans	0.88%	0.92%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs (recoveries) to average loans were 0.05% and 0.01% for the three months, and 0.06% and (0.01)% for the six months, ended June 30, 2020 and 2019, respectively.

The allowance for loan losses was $22.8 million at June 30, 2020 compared to $18.8 million at December 31, 2019. The $4.0 million increase was due to a $5.0 million loan loss provision primarily attributable to the higher loan balances, an increase in 30-89 day past due loans, an increase in non-performing loans and the expected impact of increased qualitative factors due to the COVID-19 pandemic.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Balance, beginning of period	$20,130	$18,236	$18,816	$17,577
Charge-offs:
Commercial and industrial	200	32	200	32
SBA	119	—	750	—
Total charge-offs	319	32	950	32
Recoveries:
Commercial and industrial	—	—	—	—
SBA	—	—	—	—
Construction and land development	—	—	—	109
Commercial real estate	—	—	—	—
Single-family residential mortgages	—	—	—	—
Total recoveries	—	—	-	109
Net charge-offs (recoveries)	319	32	950	(77)
Provision for loan losses	3,009	357	4,954	907
Balance, end of period	$22,820	$18,561	$22,820	$18,561
Total loans at end of period (1) (2)	$2,594,620	$2,092,438	$2,594,620	$2,092,438
Average loans (2)	$2,511,835	$2,110,985	$2,428,336	$2,114,097
Net charge-offs (recoveries) annualized, to average loans	0.05%	0.01%	0.05%	-0.01%
Allowance for loan losses to total loans	0.88%	0.89%	0.88%	0.89%
Credit-discount on loans purchased through acquisitions	$5,815	$6,308	$5,815	$6,308

(1)	Total loans are net of discounts and deferred fees and costs.
(2)	Excludes loans held for sale.

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

	As of June 30,	As of December 31,
(dollars in thousands)	2020	2019
Accruing troubled debt restructured loans:
Commercial and industrial	$503	$—
SBA	—	45
Construction and land development	257	264
Commercial real estate	454	1,472
Total troubled debt restructured loans	1,214	1,781
Non-accruing troubled debt restructured loans:
Commercial and industrial	$802	$—
SBA	40	—
Commercial real estate	998	—
Total non-accruing troubled debt restructured loans	1,840	—
Non-accrual loans:
Commercial and industrial	$1,755	$—
SBA	9,707	9,378
Construction and land development	173	—
Commercial real estate	2,035	725
Single-family residential mortgages	2,244	1,334
Other	89	—
Total non-accrual loans	16,003	11,437
Loans past due 90 days or more, still accruing	—	—
Total non-performing loans	17,217	13,218
Other real estate owned	293	293
Nonperforming assets	$17,510	$13,511
Allowance for loan losses to nonperforming loans	132.54%	142.35%
Nonperforming loans to total loans (excluding HFS loans)	0.66%	0.60%
Nonperforming assets to total assets	0.56%	0.43%

The $4.0 million increase in nonperforming loans at June 30, 2020 was primarily due to the additions to non-accrual loans of two SBA loans totaling $3.7 million, two commercial and industrial loans totaling $1.0 million and two single-family mortgage loans totaling $653,000.

Our 30-89 day delinquent loans increased to $23.9 million as of June 30, 2020 from $5.3 million as of December 31, 2019.  Refer to Note 5 to the quarterly financial statements for the detail of past due loans as of June 30, 2020 and December 31, 2020.  The increase in past due loans was due to the economic impact of the COVID-19 pandemic.

We did not recognize any interest income on nonaccrual loans during the periods ended June 30, 2020 and December 31, 2019 while the loans were in nonaccrual status. We recognized interest income on loans modified under TDRs of $70,000 and $15,000 during the three months ended June 30, 2020 and 2019, and $129,000 and $33,000 for the six months ended June 30, 2020 and 2019, respectively.

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

COVID-19 Impact on Loan Quality

We increased SBA lending during the second quarter of 2020 as many of the Bank’s customers sought to participate in the SBA’s PPP Program. As of June 30, 2020, the Company has processed approximately 258 PPP loans with the SBA in the total amount of approximately $32.8 million or 1.3% of the Company’s total HFI loan portfolio.   In addition to actively participating in the PPP loan program, we are making available to our SBA customers the SBA six-month payment guarantee program.

As of June 30, 2020, borrowers representing approximately 470 SFR mortgage loans totaling $219.2 million, or 8.5% of the Company’s total HFI loan portfolio, and 94 commercial borrowers representing $191.7 million, or 7.3% of the Company’s HFI loan portfolio, have requested some form of payment deferral. The majority of our non-single-family residential loan portfolio customer requests is to defer payment for three months. It is too early in the pandemic-induced economic slowdown to determine the total amount of loans that will ultimately require payment deferrals.

Cash and Cash Equivalents. Cash and cash equivalents decreased $29.9 million, or 16.5%, to $151.8 million as of June 30, 2020 as compared to $181.8 million at December 31, 2019. This decrease was primarily due to $70.1 million in cash from operating activities, $141.2 million in cash from financing activities, partially offset by $241.2 million used in investing activities.

The Federal Reserve announced the reduction of the reserve requirement ratio to zero percent across all deposit tiers, effective March 26, 2020.  Depository institutions that were required to maintain deposits in a Federal Reserve Bank account to satisfy reserve requirements will no longer be required to do so and can use the additional liquidity to lend to individuals and businesses.  It is our understanding that the Federal Reserve currently has no current plans to reinstate the reserve requirement.  However, the Federal Reserve may adjust reserve requirement ratios in the future if conditions warrant.

Goodwill and Other Intangible Assets. Goodwill was $69.2 million at June 30, 2020 and $58.6 million at December 31, 2019. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consist of core deposit intangibles, were $5.9 million and $6.1 million at June 30, 2020 and December 31, 2019, respectively. The goodwill balance increased from December 31, 2019 as a result of the PGBH acquisition.  The CDI assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of eight to ten years.  We performed a goodwill impairment analysis as of March 31, 2020 and June 30, 2020 and found no impairment.

Liabilities. Total liabilities increased by $341.3 million to $2.7 billion at June 30, 2020 from $2.4 billion at December 31, 2019, primarily due to a $150.0 FHLB long-term advances plus $187.6 million in deposit growth.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis.  We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of June 30, 2020, the Bank considers $2.2 billion or 88.9% of our deposits as core relationships.

As of June 30, 2020, our top ten deposit relationships totaled $333.0 million, of which four are related to directors and shareholders of the Company for a total of $116.6 million, or 35.0% of our top ten deposit relationships. As of June 30, 2020, our directors and shareholders with deposits over $250,000 totaled $126.4 million or 8.1% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates for the three months ended June 30, 2020 and year ended December 31, 2019:

	For the Three Months Ended		For the Year Ended
	June 30, 2020		December 31, 2019
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$557,903	—	$421,174	—
Interest-bearing:
NOW	57,547	0.42	24,925	0.27
Savings	123,868	0.10	97,670	0.20
Money market	404,480	0.63	370,451	1.19
Time, less than $250,000	725,142	1.73	712,534	2.25
Time, $250,000 and over	589,090	1.91	566,810	2.35
Total interest-bearing	1,900,127	1.42	1,772,390	1.93
Total deposits	$2,458,030	1.10	$2,193,564	1.56

The following table sets forth the maturity of time deposits of $250,000 or more and wholesale deposits as of June 30, 2020:

(dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits, $250,000 and over	$171,372	$96,683	$280,037	$25,806	$573,898
Wholesale deposits (1)	4,401	11,890	49,520	20,545	86,356
Time, brokered	—	—	—	2,378	2,378
Total	$175,773	$108,573	$329,557	$48,729	$662,632

(1)	Wholesale deposits are defined as time deposits originated through via internet rate line and/or through other deposit originators.

We acquire wholesale time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits was $86.4 million as of June 30, 2020 and $93.2 million as of December 31, 2019.  The Bank had $2.4 million in brokered deposits at June 30, 2020 and $67.1 million as of December 31, 2019.  The brokered deposits were acquired to support our HFS SFR mortgage loans.

Total deposits increased $187.6 million to $2.4 billion at June 30, 2020 as compared to $2.2 billion at December 31, 2019.  As of June 30, 2020, total deposits were comprised of 23.6% noninterest-bearing demand accounts, 24.7% of interest-bearing non-maturity accounts and 51.7% of time deposits.

As of June 30, 2020, $38,000 in deposit overdrafts were reclassified as other loans. As of December 31, 2019, the amount was $111,000.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets.  We had no FHLB short-term advances at June 30, 2020 and December 31, 2019, respectively.  In the first quarter of 2020, the Company obtained $150.0 million in long-term FHLB advances.  The term is five years, maturing by March 2025.  The average fixed interest rate is 1.18%.  The Company secured this funding in case there is a liquidity issue caused by the COVID-19 pandemic and to obtain an attractive interest rate.  The following table sets forth information on our total FHLB advances during the periods presented:

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2020	2019	2020	2019
Outstanding at period-end	$150,000	$40,000	$150,000	$40,000
Average amount outstanding	150,000	95,220	100,989	216,638
Maximum amount outstanding at any month-end	150,000	110,000	364,500	364,500
Weighted average interest rate:
During period	1.18%	2.75%	1.17%	2.58%
End of period	1.18%	2.52%	1.18%	2.52%

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

Subordinated Debentures. Subordinated debentures consist of subordinated notes.  As of June 30, 2020 and December 31, 2019, the amount outstanding was $14.2 million and $9.7 million, respectively. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt. These subordinated notes consist of the following:

The Company maintains the Trust, which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). These trust preferred securities were originally issued by the Trust, which was a subsidiary of TFC, which was acquired by the Company in February 2016. The Company determined the fair value as of the valuation date of the Trust issuance was $3.3 million, indicating a discount of $1.9 million.  The underlying debentures bear interest equal to three month LIBOR plus 1.65%, payable each March 15, June 15, September 15 and December 15. The maturity date is March 15, 2037. The subordinated debentures have a variable rate of interest equal to the three month LIBOR plus 1.65%, which was 1.96% as of June 30, 2020 and 3.54% at December 31, 2019.

The Company holds maintains FAIC Trust, which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). These trust preferred securities were originally issued by FAIC Trust, which was a subsidiary of FAIC, which the Company acquired in October 2018. The Company determined the fair value as of the valuation date of the FAIC Trust issuance was $6.0 million, with a discount of $1.2 million.  The underlying debentures bear interest equal to three month LIBOR plus 2.25%, payable each March 15, June 15, September 15 and December 15. The maturity is December 15, 2034. The rate at June 30, 2020 was 2.56% and 4.14% at December 31, 2019.

In January 2020, the Company, through the acquisition of PGBH, acquired PGBH Trust, a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000.  There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security.  The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.  The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at June 30, 2020 was 2.41%.

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

Shareholders’ equity increased $6.3 million, or 1.6%, to $414.0 million during the six-month period ending June 30, 2020 due to $13.3 million of net income, $712,000 from the exercise of stock options, $327,000 from stock-based compensation, and a $887,000 increase in net accumulated other comprehensive income, which was partially offset by $3.6 million of common dividends declared and by $5.3 million of common stock repurchases.  The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on AFS securities.

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

As of June 30, 2020 and December 31, 2019, we had $47.0 million of unsecured federal funds lines with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window were $12.5 million at June 30, 2020 and $14.3 million at December 31, 2019, respectively. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $28.5 million and $28.7 million as of June 30, 2020 and December 31, 2019, respectively. We did not have any borrowings outstanding with the Federal Reserve at June 30, 2020 and December 31, 2019, and our borrowing capacity is limited only by eligible collateral.

At June 30, 2020, we had $150.0 million in FHLB long-term advances outstanding, and none at December 31, 2019.  Based on the values of loans pledged as collateral, we had $1.1 billion and $636.5 million of additional borrowing capacity with the FHLB as of June 30, 2020 and December 31, 2019, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

The table below summarizes the minimum capital requirements applicable to RBB and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to RBB and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as RBB’s and the Bank’s capital ratios as of June 30, 2020 and December 31, 2019. RBB and the Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at June 30, 2020	Ratio at December 31, 2019	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	11.48%	12.89%	4.00%	5.00%	5.00%
Bank	14.14%	15.23%	4.00%	5.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	14.87%	17.16%	7.00%	6.50%	6.50%
Bank	19.09%	20.87%	7.00%	6.50%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	15.49%	17.65%	8.50%	8.00%	8.00%
Bank	19.09%	20.87%	8.50%	8.00%	8.00%
Total Risk-Based Capital Ratio
Consolidated	21.10%	23.82%	10.50%	10.00%	10.00%
Bank	21.13%	21.86%	10.50%	10.00%	10.00%

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

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at June 30, 2020:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,176,494	$—	$—	$—	$1,176,494
Time deposits	1,151,925	92,917	15,182	2	1,260,026
FHLB advances and other borrowings	—	—	150,000	—	150,000
Long-term debt	—	—	—	104,220	104,220
Subordinated debentures	—	—	—	14,174	14,174
Leases	5,313	8,376	4,725	7,980	26,394
Total contractual obligations	$2,333,732	$101,293	$169,907	$126,376	$2,731,308

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

Non-GAAP Financial Measures

Some of the financial measures included herein are not measures of financial performance recognized by GAAP. These non-GAAP financial measures include “tangible common equity to tangible assets,” “tangible book value per share,” “return on average tangible common equity,” “adjusted earnings,” “adjusted diluted earnings per share,” “adjusted return on average assets,” and “adjusted return on average tangible common equity.” And “efficiency ratio”. Our management uses these non-GAAP financial measures in its analysis of our performance.

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

(dollars in thousands)	June 30, 2020	December 31, 2019
Tangible common equity:
Total shareholders' equity	$414,025	$407,690
Adjustments
Goodwill	(69,209)	(58,563)
Core deposit intangible	(5,876)	(6,100)
Tangible common equity	$338,940	$343,027
Tangible assets:
Total assets-GAAP	$3,136,181	$2,788,535
Adjustments
Goodwill	(69,209)	(58,563)
Core deposit intangible	(5,876)	(6,100)
Tangible assets:	$3,061,096	$2,723,872
Common shares outstanding	19,739,280	20,030,866
Tangible common equity to tangible assets ratio	11.07%	12.59%
Book value per share	$20.97	$20.35
Tangible book value per share	$17.17	$17.12

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income available to common shareholders	$6,513	$10,142	$13,261	$20,522
Average shareholder's equity	412,852	390,574	412,021	386,944
Adjustments:
Goodwill	(69,466)	(58,383)	(70,506)	(58,383)
Core deposit intangible	(6,094)	(7,067)	(6,034)	(7,264)
Adjusted average tangible common equity	$337,292	$325,124	$335,481	$321,297
Return on average tangible common equity	7.77%	12.51%	7.95%	12.88%

Efficiency Ratio.  The Company uses certain non-GAAP financial measures to provide supplemental information regarding the Company’s performance.  The efficiency ratio is non-interest expense divided by net interest income plus non-interest income.  The efficiency ratio is presented for the quarters ended June 30, 2020, March 31, 2020 and June 30, 2019, plus the six-month periods ending June 30, 2020 and 2019.

	For the three months ended		For the six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Efficiency Ratio (non-GAAP)
Non-interest expense	$14,819	$16,263	$31,082	$30,224
Net interest income	25,034	23,593	48,627	50,229
Non-interest income	2,208	4,615	6,823	9,698
Net interest income and non-interest income	$27,242	$28,208	$55,450	$59,927
Efficiency ratio	54.40%	57.65%	56.05%	50.43%

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

	As of
(dollars in thousands)	June 30, 2020	December 31, 2019
Adjusted core deposit to total deposit ratio:
Core deposits (1)	$1,874,532	$1,651,678
Adjustments to core deposits
CD > $250,000 considered core deposits (2)	439,183	446,968
Less brokered deposits considered non-core	(2,378)	(67,089)
Less internet deposits < $250,000 considered non-core (3)	(86,356)	(26,025)
Less other deposits not considered core (4)	(59,772)	(60,719)
Adjusted core deposits	$2,165,209	1,944,813
Total deposits	$2,436,520	$2,249,061
Adjusted core deposits to total deposits ratio	88.86%	86.47%

(1)	Core deposits comprise all demand and savings deposits of any amount plus time deposits less than $250,000.
(2)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.
(3)	Comprised of internet and outside deposit originator time deposits less than $250,000, which are not considered to be core deposits.
(4)

Comprised of demand and savings deposits in relationships over $250,000, which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.

Net Non-Core Funding Dependency Ratio. Management measures net non-core funding dependency ratio by using the data provided under “Core Deposits to Total Deposits Ratio” above to make adjustments to the traditional definition of net non-core funding dependency ratio. The traditional net non-core funding dependency ratio measures non-core funding sources less short-term assets divided by total earning assets. The ratio indicates the dependency of the Company on non-core funding. As of June 30, 2020, short-term borrowings consist of FHLB open advances that reprice daily without a fixed maturity date.  The following table reconciles the adjusted net non-core dependency ratio.

	As of	As of
(dollars in thousands)	June 30, 2020	December 31, 2019
Non-core deposits (1)	$561,989	$597,382
Adjustment to Non-core deposits:
CD > $250,000 considered core deposits (2)	(439,183)	(446,968)
Brokered deposits	2,378	67,089
Internet deposits considered non-core (3)	86,356	26,025
Other deposits not considered core (4)	59,772	60,719
Adjusted non-core deposits	271,312	304,247
Short term borrowings outstanding	—	—
Adjusted non-core liabilities (A)	271,312	304,247
Short term assets (5)	272,118	71,303
Adjustment to short term assets:
Purchased receivables with maturities less than 90-days	—	—
Adjusted short term assets (B)	272,118	71,303
Net non-core funding (A-B)	$(806)	$232,944
Total earning assets	$2,943,722	$2,587,093
Adjusted net non-core funding dependency ratio	-0.03%	9.00%

(1)	Non-core deposits are time deposits greater than $250,000.
(2)	Time deposits to core customers over $250,000.
(3)	Internet and outside deposit originator time deposits less than $250,000.
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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2020
Dollar change	$1,848	$2,956	$4,832	$11,201
Percent change	1.79%	2.86%	4.68%	10.85%
December 31, 2019:
Dollar change	$4,224	$5,034	$5,568	$11,629
Percent change	4.69%	5.59%	6.18%	12.91%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

We are within board policy limits for the +/-100 and +/-200 basis point scenarios. The NII at Risk reported at June 30, 2020, projects that our earnings are expected to be neutral to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets increased resulting in a position shift from slightly asset sensitive to interest rate neutral.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2020
Dollar change	$17,929	$4,491	$(5,696)	$(7,992)
Percent change	4.61%	1.15%	-1.46%	-2.05%
December 31, 2019:
Dollar change	$(73,739)	$(45,290)	$298	$485
Percent change	-17.48%	-10.74%	0.07%	0.11%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate +/-100 and +/-200 basis point parallel shifts in market interest rates.

We are within board policy limits for the +/-100 and +/-200 basis point scenarios . The EVE reported at June 30, 2020 projects that as interest rates increase immediately, the economic value of equity position will be expected to decrease slightly. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

The following risk factor supplements should be read in conjunction with, the risk factors described in our 2019 Annual as previously disclosed in Item 1A to Part I of our consolidated audited financial statements, as filed with the SEC on March 16, 2020. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2 for “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

The recent COVID-19 pandemic has led to periods of significant volatility in financial, commodities and other markets and could harm our business and results of operations.

In December 2019, COVID-19 was first reported in Wuhan, Hubei Province, China. Since then, COVID-19 infections have spread to additional countries including the United States. In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the coronavirus will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on our customers and on our business, financial condition and results of operations as well as our growth strategy.

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

The outbreak of COVID-19 and the U.S. federal, state and local governmental responses may result in a disruption in the services we provide. We rely on our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services or experience interruptions in their ability to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the COVID-19 pandemic could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to infection, quarantine or other effects and restrictions of a COVID-19 outbreak in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. If we are unable to promptly recover from such business disruptions, our business and financial conditions and results of operations would be adversely affected. We also may incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.

Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.

The Company participated in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

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

We may incur impairments to goodwill or other intangibles as a result of the economic volatility resulting from the COVID-19 pandemic, which could adversely affect our financial condition, results of operations and stock price.

As of June 30, 2020, we had $69.8 million recorded as goodwill. We evaluate our goodwill for impairment at least annually. Although we conducted an impairment assessment of goodwill and intangibles in the first and second quarters of 2020 and the impairment evaluation did not identify any impairment in the first and second quarters of 2020, there can be no assurances that prolonged significant negative economic trends resulting from the COVID-19 pandemic, including the lack of recovery in the market price of our common stock, or reduced estimates of future cash flows or disruptions to our business, will not result in impairments to goodwill or other intangibles, such as our core deposit intangibles.  If our analysis results in impairment to goodwill or other intangibles, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our financial condition, results of operations and stock price.

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

We are an “emerging growth company”. For as long as we continue to be an emerging growth company, we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. The SEC permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Since RBB’s IPO, it has been the Company’s intention to take advantage of certain temporary exemptions from various reporting requirements and we are taking advantage of additional transitional relief available to emerging growth companies, which for RBB will be available through the end of 2022. We may take advantage of these provisions for up to five years (which should be through January 2023), unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive if we rely on the foregoing red reporting requirements, which may result in a less active trading market and increased volatility in our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 24, 2019, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 1.0 million shares of our common stock.  On March 31, 2020, the Board of Directors approved an additional 250,000 shares eligible to be bought back, at a maximum price of $19.00 per share, through April 1, 2020.  For the three months ended June 30, 2020, we have  repurchased shares of common stock, as set forth in the table below.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2020 to April 30, 2020	—	$—	—	732,131
May 1, 2020 to May 31, 2020	—	$—	—	732,131
June 1, 2020 to June 30, 2020	—	$—	—	732,131
Total	348,094

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No	Description of Exhibits

2.1	Agreement and Plan of Merger By and Among RBB Bancorp, Royal Business Bank, PGH Holdings, Inc. and Pacific Global Bank, effective as of September 5, 2019 (1)

3.1	Articles of Incorporation of RBB Bancorp (2)

3.2	Bylaws of RBB Bancorp (3)

3.3	Amendment to Bylaws of RBB Bancorp (5)

4.1	Specimen Common Stock Certificate of RBB Bancorp (4)

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 2.1 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 12, 2019.

(2)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(4)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(5)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: August 10, 2020	/s/ David Morris
David Morris Duly Authorized Officer, Executive Vice President and Chief Financial Officer