Form 10-Q
period 2020-09-30
RBB Bancorp
filed 2020-11-09
CIK 1499422

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020 or

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

Number of shares of common stock of the registrant: 19,719,093 outstanding as of November 5, 2020.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED)

(In thousands, except share amounts)

	September 30,	December 31,
	2020	2019
Assets
Cash and due from banks	$121,630	$114,763
Federal funds sold and other cash equivalents	57,000	67,000
Cash and cash equivalents	178,630	181,763
Interest-earning deposits in other financial institutions	600	600
Securities:
Available for sale	214,662	126,069
Held to maturity (fair value of $7,982 and $8,632 at September 30, 2020 and December 31, 2019, respectively)	7,569	8,332
Mortgage loans held for sale	23,886	108,194
Loans held for investment:
Real estate	2,328,074	1,852,206
Commercial and other	432,498	349,391
Total loans	2,760,572	2,201,597
Unaccreted discount on acquired loans	(3,381)	(5,067)
Deferred loan (fees) costs, net	(2,038)	404
Total loans, net of deferred loan fees	2,755,153	2,196,934
Allowance for loan losses	(26,634)	(18,816)
Net loans	2,728,519	2,178,118

Premises and equipment	24,237	16,813
Federal Home Loan Bank (FHLB) stock	15,641	15,000
Net deferred tax assets	1,080	2,326
Other real estate owned (OREO)	293	293
Cash surrender value of life insurance (BOLI)	34,930	34,353
Goodwill	69,243	58,563
Servicing assets	14,724	17,083
Core deposit intangibles	5,519	6,100
Accrued interest and other assets	40,043	34,928
Total assets	$3,359,576	$2,788,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019 (AUDITED) (CONTINUED)

(In thousands, except share amounts)

	September 30,	December 31,
	2020	2019
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$642,332	$458,763
Savings, NOW and money market accounts	654,378	537,490
Time deposits under $100,000	213,056	257,362
Time deposits $100,000 and over	1,101,982	995,323
Total deposits	2,611,748	2,248,938

Reserve for unfunded commitments	1,129	826
FHLB advances	190,000	—
Long-term debt, net of debt issuance costs	104,305	104,049
Subordinated debentures	14,229	9,673
Accrued interest and other liabilities	16,749	17,359
Total liabilities	2,938,160	2,380,845

Commitments and contingencies - Note 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 19,739,280 shares issued and outstanding at September 30, 2020 and 20,030,866 shares issued and outstanding at December 31, 2019	286,775	290,395
Additional paid-in capital	4,740	4,938
Retained earnings	128,814	112,046
Non-controlling interest	72	72
Accumulated other comprehensive income, net	1,015	239
Total shareholders’ equity	421,416	407,690
Total liabilities and shareholders’ equity	$3,359,576	$2,788,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest and dividend income:
Interest and fees on loans	$34,153	$32,902	$99,062	$102,981
Interest on interest-earning deposits	61	429	586	1,412
Interest on investment securities	621	703	2,329	1,976
Dividend income on FHLB stock	190	238	379	815
Interest on federal funds sold and other	100	397	900	634
Total interest income	35,125	34,669	103,256	107,818
Interest expense:
Interest on savings deposits, now and money market accounts	779	1,117	2,804	3,649
Interest on time deposits	4,746	8,038	17,765	21,788
Interest on subordinated debentures and long-term debt	1,905	1,921	5,776	5,783
Interest on other borrowed funds	444	81	1,033	2,857
Total interest expense	7,874	11,157	27,378	34,077
Net interest income	27,251	23,512	75,878	73,741
Provision for loan losses	3,861	824	8,815	1,731

Net interest income after provision for loan losses	23,390	22,688	67,063	72,010
Noninterest income:
Service charges, fees and other	1,199	934	3,343	2,976
Gain on sale of loans	760	813	3,552	6,131
Loan servicing fees, net of amortization	546	827	1,846	2,566
Recoveries on loans acquired in business combinations	32	12	79	73
Unrealized gain on equity investments	(56)	—	(56)	147
Increase in cash surrender value of life insurance	194	195	576	580
Gain on sale of securities	52	7	210	7
Gain on sale of OREO	—	11	—	11
Gain on sale of fixed assets	—	—	—	6
	2,727	2,799	9,550	12,497
Noninterest expense:
Salaries and employee benefits	7,599	7,801	25,207	25,088
Occupancy and equipment expenses	2,360	2,434	7,291	7,360
Data processing	1,200	974	3,224	3,202
Legal and professional	675	435	1,949	1,516
Office expenses	271	335	931	965
Marketing and business promotion	131	248	456	926
Insurance and regulatory assessments	363	172	774	754
Core deposit premium	357	384	1,071	1,157
OREO expenses	3	(1)	31	161
Merger and conversion expenses	62	154	741	240
Other expenses	957	850	3,385	2,641
	13,978	13,786	45,060	44,010
Income before income taxes	12,139	11,701	31,553	40,497
Income tax expense	3,619	3,689	9,772	11,963
Net income	$8,520	$8,012	$21,781	$28,534

Net income per share
Basic	$0.43	$0.40	$1.10	$1.42
Diluted	0.43	0.39	1.09	1.40
Cash dividends declared per common share	0.06	0.10	0.24	0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$8,520	$8,012	$21,781	$28,534

Other comprehensive income:
Unrealized gains on securities available for sale:
Change in unrealized gains	(106)	494	1,311	2,380
Reclassification of gains recognized in net income	(52)	(7)	(210)	(7)
	(158)	487	1,101	2,373
Related income tax effect:
Change in unrealized gains	32	(148)	(387)	(706)
Reclassification of gains recognized in net income	15	2	62	2
	47	(146)	(325)	(704)

Total other comprehensive income	(111)	341	776	1,669
Total comprehensive income	$8,409	$8,353	$22,557	$30,203

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at July 1, 2020	19,739,280	$286,350	$4,999	$121,478	$72	$1,126	$414,025
Net income	—	—	—	8,520	—	—	8,520
Stock-based compensation	—	—	166	—	—	—	166
Cash dividend	—	—	—	(1,184)	—	—	(1,184)
Restricted stock vested	—	425	(425)	—	—	—	—
Other comprehensive income, net of taxes	—	—	—	—	—	(111)	(111)
Balance at September 30, 2020	19,739,280	$286,775	$4,740	$128,814	$72	$1,015	$421,416

Balance at July 1, 2019	20,077,524	$289,577	$6,055	$98,126	$72	$(10)	$393,820
Net income	—	—	—	8,012	—	—	8,012
Stock-based compensation	—	—	147	—	—	—	147
Cash dividend	—	—	—	(2,016)	—	—	(2,016)
Stock options exercised, net of expense recognized	123,127	1,727	—	—	—	—	1,727
Repurchase of common stock	(169,785)	(2,442)	—	(748)	—	—	(3,190)
Other comprehensive income, net of taxes	—	—	—	—	—	341	341
Balance at September 30, 2019	20,030,866	$288,862	$6,202	$103,374	$72	$331	$398,841

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	20,030,866	$290,395	$4,938	$112,046	$72	$239	$407,690
Net income	—	—	—	21,781	—	—	21,781
Stock-based compensation	—	—	493	—	—	—	493
Cash dividend	—	—	—	(4,782)	—	—	(4,782)
Stock options exercised, net of expense recognized	56,498	978	(266)	—	—	—	712
Restricted stock vested	—	425	(425)				—
Repurchase of common stock	(348,084)	(5,023)	—	(231)	—	—	(5,254)
Other comprehensive income, net of taxes	—	—	—	—	—	776	776
Balance at September 30, 2020	19,739,280	$286,775	$4,740	$128,814	$72	$1,015	$421,416

Balance at January 1, 2019	20,000,022	$288,610	$5,659	$81,618	$72	$(1,338)	$374,621
Net income	—	—	—	28,534	—	—	28,534
Stock-based compensation	—	—	543	—	—	—	543
Cash dividend	—	—	—	(6,030)	—	—	(6,030)
Stock options exercised, net of expense recognized	200,629	2,694	—	—	—	—	2,694
Repurchase of common stock	(169,785)	(2,442)	—	(748)	—	—	(3,190)
Other comprehensive income, net of taxes	—	—	—	—	—	1,669	1,669
Balance at September 30, 2019	20,030,866	$288,862	$6,202	$103,374	$72	$331	$398,841

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net income	$21,781	$28,534
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization of premises, and equipment	1,535	1,451
Net accretion of securities, loans, deposits, and other	(2,827)	(2,537)
Unrealized loss (gain) on equity securities	56	(147)
Amortization of investment in affordable housing tax credits	740	675
Amortization of intangible assets	4,141	3,637
Impairment loss on mortgage servicing rights	415	—
Provision for loan losses	8,815	1,731
Stock-based compensation	493	543
Deferred tax benefit	(1,441)	(438)
Gain on sale of securities	(210)	(7)
Gain on sale of loans	(3,552)	(6,131)
Gain on sale of OREO	—	(11)
Gain on sale of fixed assets	—	(6)
Increase in cash surrender value of life insurance	(576)	(580)
Loans originated and purchased for sale	(82,051)	(102,887)
Proceeds from loans sold	141,226	347,623
Other items	(8,414)	(4,469)
Net cash provided by operating activities	80,131	266,981
Investing activities
Increase in interest-earning deposits	—	(349)
Securities available for sale:
Purchases	(499,116)	(112,656)
Maturities, prepayments and calls	400,844	109,977
Sales	11,661	6,136
Securities held to maturity:
Maturities, prepayments and calls	745	1,205
Redemption of Federal Home Loan Bank stock	—	1,751
Purchase of Federal Home Loan Bank stock and other equity securities, net	(95)	(8,641)
Purchase of investment in qualified affordable housing projects	(2,230)	—
Net increase in loans	(356,142)	(45,735)
Proceeds from sales of OREO	—	819
Net cash received in connection with acquisition	6,634	—
Proceeds from sale of fixed assets	—	17
Purchases of premises and equipment	(881)	(954)
Net cash used in investing activities	(438,580)	(48,430)
Financing activities
Net increase (decrease) in demand deposits and savings accounts	112,096	(77,905)
Net increase in time deposits	62,544	185,771
Net decrease in short-term FHLB advances	—	(284,500)
Advances of long-term FHLB debt	190,000	—
Cash dividends paid	(4,782)	(6,030)
Common stock repurchased, net of repurchased costs	(5,254)	(3,190)
Exercise of stock options	712	2,694
Net cash provided by (used in) financing activities	355,316	(183,160)
Net (decrease) increase in cash and cash equivalents	(3,133)	35,391
Cash and cash equivalents at beginning of period	181,763	147,685
Cash and cash equivalents at end of period	$178,630	$183,076
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$26,911	$24,600
Taxes paid	9,645	13,010
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	—	974
(Transfer from) transfer to loans held for sale, net	(28,685)	63,422
Loan to facilitate OREO	1,015	—
Net change in unrealized holding gain on securities available for sale	776	1,669
Additions to servicing assets	1,125	2,290
Acquisition:
Assets acquired, net of cash received	183,281	—
Liabilities assumed	200,210	—
Cash considerations	32,885	—
Goodwill	10,680	—

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

At September 30, 2020, the Company had total consolidated assets of $3.4 billion, gross consolidated loans (held for investment and held for sale) of $2.8 billion, total consolidated deposits of $2.6 billion and total consolidated stockholders' equity of $421.4 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

The Company operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, and Westlake Village, California; Las Vegas, Nevada; Manhattan, Brooklyn, Flushing, and Elmhurst, New York; and the Bridgeport and Chinatown areas of Chicago, Illinois. The Company’s primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months and nine months ended September 30, 2020 are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2019, included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2019 (our “2019 Annual Report”).

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

Recent Accounting Pronouncements

When RBB conducted its initial public offering (“IPO”) in 2017, we qualified as an emerging growth company (“EGC”). We will remain an EGC until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.0 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We anticipate no longer qualifying as an EGC on December 31, 2022. EGCs are entitled to reduced regulatory and reporting requirements under the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, as compared to public business entities ("PBE").

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), including subsequent amending ASUs. The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. As amended by ASU 2020-05, this ASU is effective for an EGC for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. The Company has several lease agreements which are currently considered operating leases and are therefore not included on the Company’s Consolidated Balance Sheets. Under the new guidance the Company expects that some of the lease agreements will be recognized on the Consolidated Balance Sheets as a right-of-use asset with a corresponding lease liability. Based upon a preliminary evaluation, the Company expects that the ASU will have an impact on the Company’s Consolidated Balance Sheets. As of this Quarterly Report and the Company’s current leases, we estimate the right-of-use asset and lease liability will be in the range of $25-30 million as of the expected December 31, 2022 EGC adoption date. The effective date for this ASU for PBEs is for years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company will continue to evaluate how extensive the impact will be under the ASU on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (Topic 326), including subsequent amending ASUs. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held to maturity securities, loan commitments, and financial guarantees. For available for sale (“AFS”) debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses.  In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 was originally proposed to be effective for interim and annual reporting periods for an emerging growth company beginning after December 15, 2020 (however, see below). Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its evaluation of the impact of the implementation of ASU 2016-13. The implementation of the provisions of ASU 2016-13 will most likely impact the Company’s consolidated financial statements as to the level of reserves that will be required for credit losses. The Company will continue to assess the potential impact that this Update will have on the Company’s consolidated financial statements.  The Company will adopt CECL (ASU 2016-13) on December 31, 2022.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). This Update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. As a result, under this Update, “an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.” For PBE's, ASU 2017-04 is effective for annual and any interim impairment tests performed in periods beginning after December 15, 2019. As an EGC, the Company will adopt this ASU on December 31, 2022. Adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which is intended to enhance “the accounting for the amortization of premiums for purchased callable debt securities.” This Update shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments in this Update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The ASU’s amendments are effective for EGC’s for interim periods beginning after December 15, 2020 and annual periods beginning after December 15, 2019. An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. The implementation of the provisions of ASU 2017-08 will most likely not have a material impact the Company’s consolidated financial statements. The Company will continue to assess the potential impact that this ASU will have on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. These disclosure requirements were removed from the topic: (1) The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. These disclosure requirements were modified: (1) For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly, and (2) the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added: (1) The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. In addition, the amendments eliminate “at a minimum” from the phrase “an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements”. The amendments in this Update are effective for EGCs for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. As an EGC, the Company adopted this Update on January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This Update provides additional guidance to ASU 2015-05, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (CCA), on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) apply to entities that are a customer in a hosting arrangement. This Update applies to entities that are a customer in a hosting arrangement that is a service contract. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. This Update also requires the customer to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This Update is effective for an EGC for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, for all entities. The amendments in this Update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. This Update will most likely not have a material impact unless the Company incurs implementation costs for a CCA that is a service contract.

In November 2019, the FASB issued ASU 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), Codification Improvements—Share-Based Consideration Payable to a Customer. This ASU will affect companies that issue share-based payments (e.g., options or warrants) to their customers. In June 2018, the FASB issued ASU 2018-07 that expanded the scope of Topic 718, Compensation—Stock Compensation, to include share-based payments to non-employees in exchange for goods and services. That ASU substantially aligned the accounting for share-based payments to non-employees and employees. However, it required share-based payments to nonemployee customers to be accounted for under Topic 606, Revenue from Contracts with Customers, as a reduction of revenue, similar to other sales incentives (such as coupons and rebates). While that ASU provided guidance on the income statement classification of payments to customers (as a reduction of revenue), that ASU did not specify when to measure such awards or how to classify awards on the balance sheet (for example as a liability or as equity). To address diversity in these areas, the new guidance requires companies to measure and classify (on the balance sheet) share-based payments to customers by applying the guidance in Topic 718. As a result, the amount recorded as a reduction in revenue would be measured based on the grant-date fair value of the share-based payment. ASU 2019-08 is effective for entities that have not yet adopted the amendments in ASU 2018-07, the amendments in ASU 2019-08 are effective for an EGC in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  The Company adopted the ASU as of December 31, 2019 and this ASU did not have a material impact on the Company’s financial statements as the Company has not issued share-based payments to non-employees, except for non-employee members of the board of directors.

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)”. This ASU is for equity securities accounted for by the equity method. The amendment clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method.  The Company has equity securities on our balance sheet but are not material to be considered for the equity method. For an EGC, this ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.

In February 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update)”. This is an amendment to add the SEC Staff guidance on CECL) to the FASB codification. It contains guidance on what the SEC would expect the Company to perform and document when measuring and recording its allowance for credit losses for financial assets recorded at amortized cost. As an EGC, the Company will implement CECL on December 31, 2022.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate (“SOFR”). This pronouncement is applicable to all companies with contracts or hedging relationships that reference an interest rate that is expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). For contract modifications, companies can account for the modification as a continuation of the existing contract without additional analysis. For held-to-maturity (“HTM”) debt securities, one-time sale and/or transfer to available-for-sale or trading may be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. Regarding the effective date and transition: (1) companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 (e.g. January 1, 2020 for calendar year-end companies) or any date thereafter, (2) the ASU applies prospectively to contract modifications and hedging relationships, and (3) the one-time election to sell and/or transfer debt securities classified as HTM may be made at any time after March 12, 2020. The optional relief generally does not apply to contract modifications made, sales and transfers of HTM debt securities, and hedging relationships entered into or evaluated after December 31, 2022. The guidance was effective upon issuance and generally can be applied through December 31, 2022. Of the Company’s $2.8 billion in total gross loans as of September 30, 2020, approximately 15% have a LIBOR based reference rate. The Company has several issuances of LIBOR based long-term debt and subordinated debentures. Refer to Notes 9 and 10 of the Company’s consolidated financial statements included in this Form 10-Q. We are currently evaluating this guidance to determine the financial impact on the Company’s consolidated financial statements.

In June 2020, the FASB issued ASU 2020-05, “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities”. This ASU allows for the deferral of the effective dates of ASC 606 and ASC 842 (including amendments issued after the issuance of the original Update) to provide immediate, near-term relief for certain entities for whom these Updates are either currently effective or imminently effective.  The Company has already implemented Topic 606 and will implement topic 842 on January 1, 2022.

NOTE 3 – ACQUISITION

PGB Holdings, Inc. Acquisition:

On January 10, 2020, the Company acquired all the assets and assumed all the liabilities of PGBH and its wholly owned bank subsidiary, in exchange for cash of $32.9 million. PGBH operated three branches in the Chicago, Illinois metropolitan area. The Company acquired PGBH to strategically establish a presence in the Chicago area. Goodwill in the amount of $10.7 million was recognized in this acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of PGBH as of January 10, 2020 and the fair value adjustments and amounts recorded by the Company in 2020 under the acquisition method of accounting:

	PGBH	Fair Value	Fair
(dollars in thousands)	Book Value	Adjustments	Value
Assets acquired
Cash and cash equivalents	$17,033	$—	$17,033
Fed funds sold	8,300	—	8,300
Interest-bearing deposits in other financial Institutions	14,186	—	14,186
Investments - held to maturity	—	—	—
Investments - available for sale	—	—	—
Mortgage loans held for sale	—	—	—
Loans, gross	172,443	666	173,109
Allowance for loan losses	(2,265)	2,265	—
Bank premises and equipment	6,394	1,639	8,033
Mortgage servicing rights	—	—	—
Core deposit premium	—	491	491
Investment in trust	155	—	155
Other assets	1,687	(194)	1,493
Total assets acquired	$217,933	$4,867	$222,800

Liabilities assumed
Deposits	$187,393	$969	$188,362
Escrow Payable	4,277	—	4,277
Subordinated debentures	5,155	(763)	4,392
Deferred income taxes	1,016	1,721	2,737
Other liabilities	1,211	(384)	827
Total liabilities assumed	199,052	1,543	200,595
Excess of assets acquired over liabilities assumed	18,881	3,324	22,205
	$217,933	$4,867
Cash paid			32,885
Goodwill recognized			$10,680

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

For loans acquired from PGBH, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows:

PGBH Acquired Loans
Contractual amounts due	$195,227
Cash flows not expected to be collected	5,176
Expected cash flows	190,051
Interest component of expected cash flows	16,942
Fair value of acquired loans	$173,109

The operating results of the Company for the nine months ended September 30, 2020 include the operating results of PGBH since its acquisition date. The following table presents the net interest and other income, net income and earnings per share as if the acquisition of PGBH was effective as of January 1, 2020. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net interest and other income	$29,978	$28,715	$85,662	$92,856
Net income	8,520	8,531	20,615	30,432
Basic earnings per share	0.43	0.43	1.04	1.52
Diluted earnings per share	0.43	0.42	1.03	1.49

Third-party acquisition related expenses are recognized as incurred and continue until the acquired system is converted and operational functions become fully integrated. The Company incurred third-party acquisition related expenses in the consolidated statements of income for the periods indicated in the Statements of Income in the expense item “Merger and conversion expenses”.

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) securities and held to maturity (“HTM”) securities as of September 30, 2020 and December 31, 2019, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2020	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,258	$30	$—	$1,288
SBA agency securities	4,262	253	—	4,515
Mortgage-backed securities- Government sponsored agencies	17,530	294	(6)	17,818
Collateralized mortgage obligations	45,948	479	(91)	46,336
Commercial paper	109,188	—	—	109,188
Corporate debt securities	33,412	560	(42)	33,930
Municipal securities	1,623	—	(36)	1,587
Total	$213,221	$1,616	$(175)	$214,662

Held to maturity
Municipal taxable securities	$2,797	$156	$—	$2,953
Municipal securities	4,772	257	—	5,029
Total	$7,569	$413	$—	$7,982

December 31, 2019
Available for sale
Government agency securities	$1,591	$—	$(19)	$1,572
SBA agency securities	4,671	42	(22)	4,691
Mortgage-backed securities- Government sponsored agencies	19,126	74	(29)	19,171
Collateralized mortgage obligations	11,641	38	(25)	11,654
Corporate debt securities	88,700	281	—	88,981
Total	$125,729	$435	$(95)	$126,069

Held to maturity
Municipal taxable securities	$3,505	$147	$—	$3,652
Municipal securities	4,827	153	—	4,980
Total	$8,332	$300	$—	$8,632

One security with a fair value of  $ 418,000 and $627,000 at September 30, 2020 and December 31, 2019, respectively, was pledged to secure a local agency deposit.

Proceeds of $3.8 million and $11.7 million were received from the sale of investment securities during the three and nine months ended  September 30, 2020, respectively, and $6.1 million during the three and nine months ended September, 30 2019. There were $52,000 and  $ 210,000 of gains realized on sales of investment securities during the three and nine months ended September 30, 2020, respectively, compared to $7,000 of gains realized during the three and nine months ended September 30, 2019.

The amortized cost and fair value of the investment securities portfolio at September 30, 2020 and December 31, 2019 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
September 30, 2020
Government agency securities	$—	$—	$1,258	$1,288	$—	$—	$—	$—	$1,258	$1,288
SBA securities	—	—	596	629	3,666	3,886	—	—	4,262	4,515
Mortgage-backed securities- Government sponsored agencies	3,010	3,014	14,520	14,804	—	—	—	—	17,530	17,818
Collateralized mortgage obligations	—	—	13,895	14,274	32,053	32,062	—	—	45,948	46,336
Commercial paper	109,188	109,188	—	—	—	—	—	—	109,188	109,188
Corporate debt securities	2,001	2,031	14,668	14,742	12,743	13,159	4,000	3,998	33,412	33,930
Municipal securities	—	—	—	—	—	—	1,623	1,587	1,623	1,587
Total available for sale	$114,199	$114,233	$44,937	$45,737	$48,462	$49,107	$5,623	$5,585	$213,221	$214,662

Municipal taxable securities	$979	$998	$1,818	$1,955	$—	$—	$—	$—	$2,797	$2,953
Municipal securities	—	—	—	—	874	922	3,898	4,107	4,772	5,029
Total held to maturity	$979	$998	$1,818	$1,955	$874	$922	$3,898	$4,107	$7,569	$7,982

December 31, 2019
Government agency securities	$—	$—	$1,591	$1,572	$—	$—	$—	$—	$1,591	$1,572
SBA securities	—	—	714	725	3,957	3,966	—	—	4,671	4,691
Mortgage-backed securities- Government sponsored agencies	3,663	3,679	13,027	13,059	2,436	2,433	—	—	19,126	19,171
Collateralized mortgage obligations	—	—	9,288	9,265	2,353	2,389	—	—	11,641	11,654
Corporate debt securities	70,914	70,919	2,002	2,008	11,772	12,024	4,012	4,030	88,700	88,981
Total available for sale	$74,577	$74,598	$26,622	$26,629	$20,518	$20,812	$4,012	$4,030	$125,729	$126,069

Municipal taxable securities	$285	$289	$2,716	$2,784	$504	$579	$—	$—	$3,505	$3,652
Municipal securities	—	—	40	40	366	379	4,421	4,561	4,827	4,980
Total held to maturity	$285	$289	$2,756	$2,824	$870	$958	$4,421	$4,561	$8,332	$8,632

The following table summarizes investment securities with unrealized losses at September 30, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than Twelve Months			Twelve Months or More			Total
	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
(dollars in thousands)	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
September 30, 2020
Mortgage-backed securities- Government sponsored agencies	(6)	9,998	2	—	—	—	(6)	9,998	2
Collateralized mortgage obligations	(91)	29,260	6				(91)	29,260	6
Corporate debt securities	(42)	5,958	4	—	—	—	(42)	5,958	4
Municipal securities	(36)	1,587	3				(36)	1,587	3
Total available for sale	$(175)	$46,803	15	$—	$—	—	$(175)	$46,803	$15

Total held to maturity	$—	$—	—	$—	$—	—	$—	$—	—

December 31, 2019
Government agency securities	$(19)	$1,572	2	$—	$—	—	$(19)	$1,572	2
SBA securities	(22)	1,469	2	—	—	—	(22)	1,469	2
Mortgage-backed securities- Government sponsored agencies	(5)	2,631	4	(24)	3,912	6	(29)	6,543	10
Collateralized mortgage obligations	(10)	5,738	3	(15)	953	2	(25)	6,691	5
Total available for sale	$(56)	$11,410	11	$(39)	$4,865	8	$(95)	$16,275	19

Total held to maturity	$—	$—	—	$—	$—	—	$—	$—	—

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

Equity Securities - The Company recognized no net gain or loss for the three and nine months ended September 30, 2020, respectively, due to the increase or decrease in the fair value of equity investments without readily determinable fair values. For the three and nine months ended September 30, 2019, respectively, there was no net gain and a gain of $147,000 due to the increase in the fair value of equity investments without readily determinable fair values. Equity securities were $11.9 million as of September 30, 2020 and $11.8 million as of December 31, 2019.

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

	Three Months Ended September 30,
	2020					2019
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,985	$3,813	$22	$—	$22,820	$14,582	$3,976	$3	$—	$18,561
Additions (reductions) to the allowance charged to expense	2,858	990	13	—	3,861	558	25	3	238	824
Charge-offs on loans	—	(48)	—	—	(48)	—	—	—	—	—
Recoveries on loans	—	1	—	—	1	—	1	—	—	1
Ending balance	$21,843	$4,756	$35	$—	$26,634	$15,140	$4,002	$6	$238	$19,386

	Nine Months Ended September 30,
	2020					2019
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning of year	$15,118	$3,588	$9	$101	$18,816	$13,437	$4,140	$—	$—	$17,577
Additions (reductions) to the allowance charged to expense	6,725	2,165	26	(101)	8,815	1,703	(216)	6	238	1,731
Charge-offs on loans	—	(998)	—	—	(998)	—	110	—	—	110
Recoveries on loans	—	1	—	—	1	—	(32)	—	—	(32)
Ending balance	$21,843	$4,756	$35	$—	$26,634	$15,140	$4,002	$6	$238	$19,386

	For the year end December 31, 2019
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning of year	$13,437	$4,140	$—	$—	$17,577
Additions (reductions) to the allowance charged to expense	1,847	433	9	101	2,390
Charge-offs on loans	(166)	(1,093)	—	—	(1,259)
Recoveries on loans	—	108	—	—	108
Ending balance	$15,118	$3,588	$9	$101	$18,816

The following table presents the recorded investment in loans and impairment method as of September 30, 2020, September 30, 2019, and December 31, 2019, by portfolio segment:

(dollars in thousands)
September 30, 2020	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$436	$—	$—	$436
General	21,843	4,320	35	—	26,198
Total allowance for loan losses	$21,843	$4,756	$35	$—	$26,634
Loans evaluated for impairment:
Individually	$6,119	$11,842	$15	$—	$17,976
Collectively	2,316,619	417,242	3,316	—	2,737,177
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,322,738	$429,084	$3,331	$—	$2,755,153

September 30, 2019	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$127	$303	$—	$—	$430
General	15,013	3,699	6	238	18,956
Total allowance for loan losses	$15,140	$4,002	$6	238	19,386
Loans evaluated for impairment:
Individually	$4,537	$5,091	$—	$—	$9,628
Collectively	1,773,616	342,365	536	—	2,116,517
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$1,778,153	$347,456	$536	$—	$2,126,145

December 31, 2019	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$—	$—	$—	$—
General	15,118	3,588	9	101	18,816
Total allowance for loan losses	$15,118	$3,588	$9	$101	$18,816
Loans evaluated for impairment:
Individually	$3,795	$9,423	$—	$—	$13,218
Collectively	1,842,747	340,148	821	—	2,183,716
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$1,846,542	$349,571	$821	$—	$2,196,934

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

The risk category of loans by class of loans was as follows at September 30, 2020 and December 31, 2019:

(dollars in thousands)		Special
September 30, 2020	Pass	Mention	Substandard	Impaired	Total (1)
Real estate:
Construction and land development	$182,808	$—	$—	$761	$183,569
Commercial real estate	913,868	5,980	52,728	2,611	975,187
Single-family residential mortgages	1,158,935	2,083	217	2,747	1,163,982
Commercial:
Other	308,412	—	7,354	2,125	317,891
SBA	97,010	187	4,279	9,717	111,193
Other:	3,316	—	—	15	3,331
Total loans	$2,664,349	$8,250	$64,578	$17,976	$2,755,153

(dollars in thousands)		Special
December 31, 2019	Pass	Mention	Substandard	Impaired	Total(1)
Real estate:
Construction and land development	$95,756	$—	$—	$264	$96,020
Commercial real estate	767,603	5,353	18,115	2,197	793,268
Single-family residential mortgages	955,327	—	593	1,334	957,254
Commercial:
Other	265,178	4,078	5,330	—	274,586
SBA	61,496	189	3,877	9,423	74,985
Other:	821	—	—	—	821
Total loans	$2,146,181	$9,620	$27,915	$13,218	$2,196,934

(1)	Loans, net of deferred fees

The following table presents the aging of the recorded investment in past-due loans at September 30, 2020 and December 31, 2019 by class of loans:

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not	Total	Non-Accrual
September 30, 2020	Days	Days	Or More	Past Due	Past Due	Loans	Loans (1)
Real estate:
Construction and land development	$—	$400	$361	$761	$182,808	$183,569	$761
Commercial real estate	7,578	11,791	1,168	20,537	954,650	975,187	1,168
Single-family residential mortgages	2,408	791	799	3,998	1,159,984	1,163,982	2,747
Commercial:
Other	—	—	882	882	317,009	317,891	1,622
SBA	—	37	9,680	9,717	101,476	111,193	9,680
Other:	12	—	15	27	3,304	3,331	15
	$9,998	$13,019	$12,905	$35,922	$2,719,231	$2,755,153	$15,993

	30-59	60-89	90 Days	Total	Loans Not	Total	Non-Accrual
December 31, 2019	Days	Days	Or More	Past Due	Past Due	Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$—	$—	$96,020	$96,020	$—
Commercial real estate	—	—	725	725	792,543	793,268	725
Single-family residential mortgages	1,454	1,560	450	3,464	953,790	957,254	1,334
Commercial:
Other	—	—	—	—	274,586	274,586	—
SBA	2,263	—	9,378	11,641	63,344	74,985	9,378
Other:	—	—	—	—	821	821	—
	$3,717	$1,560	$10,553	$15,830	$2,181,104	$2,196,934	$11,437

(1)	Included in total loans.

The Company has no loans that are 90 days or more past due and still accruing at September 30, 2020 and December 31, 2019.

Information relating to individually impaired loans presented by class of loans was as follows at September 30, 2020 and December 31, 2019:

(dollars in thousands)	Principal	Recorded	Related
September 30, 2020	Balance	Investment	Allowance
With no related allowance recorded
Construction and land development	$761	$761	$—
Commercial and industrial	1,764	1,713
Commercial real estate	2,611	2,611	—
Residential mortgage loans	2,846	2,747	—
Commercial – SBA	9,695	9,680	—
Other	15	15	—
With related allowance recorded
Commercial and industrial	430	412	430
Commercial - SBA	37	37	6
Total	$18,159	$17,976	$436

(dollars in thousands)	Principal	Recorded	Related
December 31, 2019	Balance	Investment	Allowance
With no related allowance recorded
Construction and land development	$264	$264	$—
Commercial real estate	2,198	2,197	—
Residential mortgage loans	1,349	1,334	—
Commercial – SBA	9,423	9,423	—
With related allowance recorded
Commercial – SBA	—	—	—
Total	$13,234	$13,218	$—

The following table presents information on impaired loans and leases, disaggregated by loan segment, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
(dollars in thousands)	Balance	Income	Balance	Income	Balance	Income	Balance	Income
With no related allowance recorded
Construction and land development	$762	$—	$269	$18	$765	$—	$271	$24
Commercial and industrial	1,782	7	—	—	1,819	24	—	—
Commercial real estate	2,679	25	2,552	152	2,689	77	2,560	169
Residential mortgage loans	2,916	—	906	3	2,755	—	907	25
Commercial – SBA	10,017	—	3,005	3	12,682	—	3,007	4
Other	15	—	—	—	15	—	—
With related allowance recorded
Commercial and industrial	433	—	—	—	482	—	—	—
Commercial real estate	—	—	894	—	—	—	895	—
Commercial – SBA	39	1	2,128	—	41	2	2,131	—
	$18,643	$33	$9,754	$176	$21,248	$103	$9,771	$222

No interest income on non-accrual loans was recognized on a cash basis for the three and nine months ended September 30, 2020 and 2019 and for the year ended December 31, 2019.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as troubled debt restructurings ("TDRs") and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications.

The Company identified six loans as TDRs at September 30, 2020 and four loans at December 31, 2019, respectively, with aggregate balances of $3.1 million and $1.8 million, respectively. Non-accrual TDRs were $1.1 million at September 30, 2020, and zero at December 31, 2019. There were no specific reserves allocated to the loans as of September 30, 2020 and December 31, 2019. There are no commitments to lend additional amounts at September 30, 2020 and December 31, 2019 to customers with outstanding loans that are classified as TDRs. There were two non-accrual loans that were modified as TDRs during the past twelve months that had payment defaults during the periods.

The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2020. There was one loan modified as a TDR during the three months ended September 30, 2020 and three loans modified as TDRs during the nine months ended September 30, 2020. There were no loans and one new TDRs during the three and nine months ended September 30, 2019, respectively. The modification of the terms generally included loans where a moratorium on loan payments was granted. Such moratoriums ranged from six months to nine months on the loans restructured in 2020 and 2019.

		Pre-	Post-
		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded
September 30, 2020	Loans	Investment	Investment
Commercial and industrial	3	1,719	1,719
Total	3	$1,719	$1,719

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets. The principal balances at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Loans serviced for others:
Mortgage loans	$1,569,407	$1,683,298
SBA loans	$153,382	$170,849
Commercial real estate loans	$4,164	$4,216

The fair value of servicing assets for mortgage loans was $11.2 million million and $15.1 million at September 30, 2020 and December 31, 2019, respectively. The fair value of servicing assets for SBA loans was $5.0 million and $5.6 million at September 30, 2020 and December 31, 2019, respectively. Estimates of the loan servicing asset fair value are derived through a discounted cash flow analysis. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography. The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place. The analysis accounts for recent transactions, and supply and demand within the market.

Servicing fees net of servicing asset amortization totaled $546,000 and $1.8 million for the three and nine months ended September 30, 2020, respectively, and $827,000 and $2.6 million for the three and nine months ended September 30, 2019, respectively.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. During the nine months ended  September 30, 2020, the Company recorded an impairment writedown of $416,000 on mortgage servicing rights due to the impact of the COVID-19 pandemic.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is netted against loan servicing fee income.

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$11,981	$3,614	$12,997	$4,086
Additions	228	—	1,055	70
Disposals	(360)	(5)	(998)	(270)
Amortized to expense	(551)	(133)	(1,391)	(410)
Impairment	(50)	—	(415)	—
End of period	$11,248	$3,476	$11,248	$3,476

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$13,244	$4,343	$12,858	$4,512
Additions	130	379	1,471	819
Disposals	(42)	(219)	(128)	(483)
Amortized to expense	(458)	(197)	(1,327)	(542)
End of period	$12,874	$4,306	$12,874	$4,306

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually. The Company has historically selected December 31st as the date to perform the annual impairment test. However, since the COVID-19 pandemic, the Company has performed goodwill impairment tests quarterly.  Goodwill amounted to $69.2 million at September 30, 2020 and $58.6 million at December 31, 2019, and is the only intangible asset with an indefinite life on the balance sheet. The Company performed goodwill impairment tests as of March 31 and June 30, 2020. There were no impairment losses recognized on goodwill during the three months and nine months ended September 30, 2020.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. The unamortized balance at September 30, 2020 and December 31, 2019 was $5.5 million and $6.1 million, respectively. CDI amortization expense was $357,0000 and $384,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.1 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Estimated CDI amortization expense for future years is as follows:

(dollars in thousands)
As of September 30:
Remainder of 2020	$322
2021	1,121
2022	936
2023	800
2024	683
Thereafter	1,657
Total	$5,519

NOTE 8 - DEPOSITS

At September 30, 2020, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	September 30, 2020
One year	$1,232,580
Two to three years	70,341
Over three years	12,117
Total	$1,315,038

The Board of Governors of the Federal Reserve System (“Federal Reserve”) announced the reduction of the reserve requirement ratio to zero percent across all deposit tiers, effective March 26, 2020. Depository institutions that were required to maintain deposits in a Federal Reserve bank account to satisfy reserve requirements will no longer be required to do so, and can use the additional liquidity to lend to individuals and businesses. The Federal Reserve has indicated that it may adjust reserve requirement ratios in the future if conditions warrant.

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

At September 30, 2020 and December 31, 2019, long-term debt was as follows:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Principal	$105,000	$105,000
Unamortized debt issuance costs	$695	$951

The following table presents interest and amortization expense the Company incurred for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Interest Expense:
Interest	$1,662	$1,662	$4,987	$4,987
Amortization	85	85	256	256

In July 2017, British banking regulators announced plans to eliminate the LIBOR rate by the end of 2021, before this long-term debt and subordinated debentures mature. For these subordinated debentures, there are provisions for amendments to establish a new interest rate benchmark.

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Holding Company (“TFC”) in 2016, acquired TFC Statutory Trust (the “Trust”). The Trust conducted a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC issued $5 million of subordinated debentures to the Trust in exchange for ownership of all of the common securities of the Trust and the proceeds of the preferred securities sold by the Trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition, which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security. The Company also purchased an investment in the common stock of the Trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Federal Reserve on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month LIBOR plus 1.65%, which was 1.90% as of September 30, 2020 and 3.54% at December 31, 2019.

In October 2018, the Company, through the acquisition of First American International Corp. (“FAIC”), acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. The FAIC Trust issued 7,000 units of thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7,000,000 to an independent investor, and FAIC issued $7.2 million of subordinated debentures to the FAIC Trust for all of its common securities, amounting to $217,000, which is included in other assets. There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at September 30, 2020 was 2.50% and 4.14% at December 31, 2019.

In January 2020, the Company, through the acquisition of PGBH, acquired Pacific Global Bank Trust I (“PGBH Trust”), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed to floating rate capital securities with an aggregate liquidation amount of $5,000,000 and 155 common securities with an aggregate liquidation amount of $155,000. PGBH issued $5.2 million of subordinated debentures to PGBH Trust in exchange for ownership of all the common securities of PGBH Trust. There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at September 30, 2020 was 2.35%.

The Company paid interest expense of $102,000 and $131,000 for the three months ended September 30, 2020 and 2019, respectively and $369,000 and $415,000 for the nine months ended September 30, 2020 and 2019, respectively, on the subordinated debentures. The amount of aggregate amortization expense recognized for the three months ended September 30, 2020 and 2019 was $54,000 and $42,000, respectively and $164,000 and $125,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

Federal Funds Arrangements with Commercial Banks. At September 30, 2020, the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $50.0 million overnight from Zions Bank, Wells Fargo Bank, First Horizon National Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements. At September 30, 2020, the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit. The secured borrowing capacity with the FRB of $14.9 million million at September 30, 2020 is collateralized by loans pledged with a carrying value of $28.6 million.

FHLB Secured Line of Credit. The secured borrowing capacity with the FHLB of $859.9 million at September 30, 2020 is collateralized by loans pledged with a carrying value of $1.1 billion.

FHLB Advances.  At September 30, 2020, the Company had $40.0 million in overnight advances at a rate of 0.18%, and $150.0 million at a weighted average rate of 1.18% in long-term (five year) advances with the FHLB.  There were no overnight or long-term advances at December 31, 2019. The Company paid interest expenses of $444,000 and $1.0 million on such FHLB advances for the three and nine months ended September 30, 2020. There were no amounts outstanding under any of the other borrowing arrangements above as of September 30, 2020 and at December 31, 2019 except FHLB advances maturing in 2025.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the three months ended September 30, 2020 and 2019, the Company recorded an income tax provision of $3.6 million and $3.7 million, respectively, reflecting an effective tax rate of 29.8% and 31.5% for the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded an income tax provision of $9.8 million and $12.0 million, respectively, reflecting an effective tax rate of 31.0% and 29.5% for the nine months ended September 30, 2020 and 2019, respectively. The Company recognized a tax benefit from stock option exercises of zero and  a tax benefit of $38,000 for the three months ended September 30, 2020 and 2019, respectively. The Company recognized a tax benefit from stock option exercises of $26,000 and $78,000 for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 13 - COMMITMENTS

The Company leases several of its operating facilities under various noncancellable operating leases expiring at various dates through 2034. The Company is also responsible for common area maintenance, taxes and insurance at the various branch locations.

Future minimum rent payments on the Company’s leases were as follows at September 30, 2020:

(dollars in thousands)
Year ending December 31:
2020 remaining	$1,464
2021	5,181
2022	4,727
2023	3,778
2024	2,693
Thereafter	12,032
Total	$29,875

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.4 million and $1.6 million for the three months ended September 30, 2020 and 2019, respectively and $4.3 million and $4.6 million for nine months ended September 30, 2020 and 2019, respectively. The Company received rental income of $82,000 and $49,000 in the third quarter of 2020 and 2019, respectively and $263,000 and $148,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

At September 30, 2020 and December 31, 2019, the Company had the following financial commitments whose contractual amount represents credit risk:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Commitments to extend credit	$447,111	$326,126
Commercial and similar letters of credit	296	358
Standby letters of credit	4,114	3,715
Total	$451,521	$330,199

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Beginning balance	$4,000	$3,600
New loans and advances	7,376	16,180
Repayments	(11,376)	(15,780)
Ending balance	$-	$4,000

There were $11.4 million unfunded loan commitments outstanding to executive officers, directors and their related interests with whom they are associated at September 30, 2020 and none at December 31, 2019.

Deposits from principal officers, directors, and their affiliates at September 30, 2020 and December 31, 2019 were $53.8 million and $84.6 million, respectively.

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

RBB Bancorp 2017 Omnibus Stock Incentive Plan

The OSIP was adopted by the Company’s board of directors in January 2017 and approved by the Company’s shareholders in May 2017. The OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the OSIP, or 3,848,341 shares. As of September 30, 2020, there were 1,239,045 shares of common stock available for issuance under the OSIP. This represents 6.28% of the issued and outstanding shares of the Company’s common stock as of September 30, 2020. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

The Company recognized stock-based compensation expense of $167,000 and $147,000 and recognized income tax benefit of $0 and $38,000 for the three months ended September 30, 2020 and 2019, respectively. The Company recognized stock-based compensation expense of $494,000 and $543,000 and recognized income tax benefits on that expense of $26,000 and $78,000 for the nine months ended September 30, 2020 and 2019, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions presented below for 2020 and 2019.

	2020	2019
Expected volatility	28.5%	35.0%
Expected term (in years)	6.0	6.0
Expected dividends	1.99%	1.90%
Risk free rate	1.31%	2.66%
Grant date fair value	$4.61	$6.32

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

A summary of the status of awards pursuant to the Company's stock option plans as of September 30, 2020 and changes during the nine months ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for share amounts)	Shares	Price	Term (in years)	Value
Outstanding at beginning of year	1,090,968	$13.11
Granted	51,000	20.10
Exercised	(56,498)	12.61
Forfeited/cancelled	(36,000)	18.32
Outstanding at end of year	1,049,470	$13.30	3.52 years	$189,917

Options exercisable	958,470	$12.73	3.01 years	$189,917

As of September 30, 2020 there was approximately $393,000 of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted-average period of 1.7 years.

The total fair value of the shares vested was $221,000, and $484,000 in 2020 and 2019, respectively. The number of unvested stock options were 90,000, and 76,500 with a weighted-average grant date fair value of $5.35 and $6.32 as of September 30, 2020 and December 31, 2019, respectively.

Cash received from the exercise of 56,498 share options was $712,000 for the nine months ended September 30, 2020 and cash received from the exercise of 200,629 share options was $2.8 million for the year ended December 31, 2019. The intrinsic value of options exercised was $389,000, and $1.2 million for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes, at September 30, 2020 and December 31, 2019, that RBB and the Bank satisfied all capital adequacy requirements to which they were subject.

As defined in applicable regulations and set forth in the tables below, RBB and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the "well capitalized" standards at the dates indicated:

			Amount of Capital Required
					Minimum Required Plus		To Be Well-
			Minimum Required for		Conservation Buffer Capital		Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Fully Phased-In		Corrective Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020:
Tier 1 Leverage Ratio
Consolidated	$361,290	11.47%	$125,998	4.0%	$125,998	4.0%	$157,497	5.0%
Bank	445,699	14.16%	125,929	4.0%	125,929	4.0%	157,411	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	347,061	14.11%	110,704	4.5%	172,207	7.0%	159,906	6.5%
Bank	445,699	18.13%	110,432	4.5%	171,783	7.0%	159,513	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	361,290	14.69%	147,606	6.0%	209,108	8.5%	196,808	8.0%
Bank	445,699	18.13%	147,242	6.0%	208,593	8.5%	196,323	8.0%
Total Risk-Based Capital Ratio
Consolidated	493,358	20.05%	196,808	8.0%	258,310	10.5%	246,010	10.0%
Bank	473,462	19.26%	196,323	8.0%	257,674	10.5%	245,404	10.0%

			Amount of Capital Required
					Minimum Required Plus		To Be Well-
			Minimum Required for		Capital Conservation Buffer		Capitalized Under Prompt
	Actual		Capital Adequacy Purposes		Fully Phased-In		Corrective Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Tier 1 Leverage Ratio
Consolidated	$353,572	12.89%	$109,735	4.0%	$109,735	4.0%	$137,169	5.0%
Bank	417,036	15.23%	108,150	4.0%	108,150	4.0%	135,187	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	343,899	17.16%	90,165	4.5%	140,256	7.0%	130,238	6.5%
Bank	417,036	20.87%	89,127	4.5%	138,642	7.0%	128,739	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	353,572	17.65%	120,219	6.0%	170,311	8.5%	160,292	8.0%
Bank	417,036	20.87%	118,836	6.0%	168,351	8.5%	158,448	8.0%
Total Risk-Based Capital Ratio
Consolidated	477,262	23.82%	160,292	8.0%	210,384	10.5%	200,366	10.0%
Bank	436,677	21.86%	158,448	8.0%	207,964	10.5%	198,061	10.0%

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

Appraisals for OREO are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered. No significant adjustments to appraised values have been made as a result of this comparison process as of September 30, 2020.

Collateral-dependent impaired loans:  Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at September 30, 2020 and December 31, 2019:

(dollars in thousands)	Fair Value Measurements Using:
September 30, 2020	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$1,288	$—	$1,288
SBA agency securities	—	4,515	—	4,515
Mortgage-backed securities	—	17,818	—	17,818
Collateralized mortgage obligations	—	46,336	—	46,336
Commercial paper	—	109,188	—	109,188
Corporate debt securities	—	33,930	—	33,930
Municipal securities	—	1,587	—	1,587
	$—	$214,662	$—	$214,662

On a non-recurring basis:
Other real estate owned	—	—	293	293
	$—	$—	$293	$293

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$1,572	$—	$1,572
SBA agency securities	—	4,691	—	4,691
Mortgage-backed securities	—	19,171	—	19,171
Collateralized mortgage obligations	—	11,654	—	11,654
Commercial paper	—	69,898	—	69,898
Corporate debt securities	—	19,083	—	19,083
	$—	$126,069	$—	$126,069

On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

No write-downs to OREO were recorded for nine months ended September 30, 2020 or for the year ended December 31, 2019.

Quantitative information about the Company's impaired loans and OREO non-recurring Level 3 fair value measurements at September 30, 2020 and December 31, 2019 is as follows:

(dollars in thousands)	Fair Value	Valuation	Unobservable	Adjustment
September 30, 2020	Amount	Technique	Input	Range
Other real estate owned	$293	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	5% - 6%

December 31, 2019
Other real estate owned	$293	Third Party Appraisals	Management Adjustments to Reflect Current Conditions and Selling Costs	5% - 6%

OREO as of September 30, 2020 consists of one single-family residence with a fair value of $293,000.

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

For accrued interest receivable, the carrying amount is assumed to be a reasonable estimate of fair value, a Level 1 measurement.

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

For accrued interest payable, the carrying amount is assumed to be a reasonable estimate of fair value, a Level 1 measurement.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at September 30, 2020 and December 31, 2019 are summarized as follows:

		September 30,		December 31,
		2020		2019
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$121,630	$121,630	$114,763	$114,763
Federal funds sold and other cash equivalents	Level 1	57,000	57,000	67,000	67,000
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	214,662	214,662	126,069	126,069
Investment securities - HTM	Level 2	7,569	7,982	8,332	8,632
Mortgage loans held for sale	Level 1	23,886	24,224	108,194	109,385
Loans, net	Level 3	2,728,519	2,741,656	2,178,118	2,158,970
Equity security	Level 3	11,854	11,854	11,826	11,826
Mortgage and SBA serving rights	Level 2	14,724	16,253	17,083	20,752
Accrued interest receivable	Level 1	15,542	15,542	8,942	8,942

Financial Liabilities:
Deposits	Level 2	$2,611,748	$2,611,531	$2,248,938	$2,236,329
FHLB advances	Level 3	190,000	189,965	—	—
Long-term debt	Level 3	104,305	137,628	104,049	109,877
Subordinated debentures	Level 3	14,229	14,562	9,673	11,709
Accrued interest payable	Level 1	3,645	3,645	2,987	2,987

NOTE 19 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”):

	For the Three Months Ended September 30,
	2020		2019
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$8,520		$8,012
Less: Earnings allocated to participating securities	(9)		-
Shares outstanding		19,739,280		20,030,866
Impact of weighting shares		(21,713)		36,981
Used in basic EPS	8,511	19,717,568	8,012	20,067,847
Dilutive effect of outstanding
Stock options		87,324		358,119
Used in dilutive EPS	$8,511	19,804,892	$8,012	20,425,966

Basic earnings per common share	$0.43		$0.40
Diluted earnings per common share	0.43		0.39

	For the Nine Months Ended September 30,
	2020		2019
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$21,781		$28,534
Less: Earnings allocated to participating securities	$(29)
Shares outstanding		19,739,280		20,030,866
Impact of weighting shares		60,337		32,613
Used in basic EPS	21,752	19,799,617	28,534	20,063,479
Dilutive effect of outstanding
Stock options		158,994		372,388
Used in dilutive EPS	$21,752	19,958,612	$28,534	20,435,867

Basic earnings per common share	$1.10		$1.42
Diluted earnings per common share	1.09		1.40

Stock options for 378,709 shares and 76,500 shares of common stock were not considered in computing diluted earnings per common share for September 30, 2020 and 2019, respectively because they were anti-dilutive.

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Non-interest income, in scope (1)
Fees and service charges on deposit accounts	$353	$340	$1,244	$953
Other fees (2)	254	168	513	791
Other income (3)	466	375	1,403	1,108
Gain on sale of fixed assets	—	11	—	17
Total in-scope non-interest income	1,073	894	3,160	2,869
Non-interest income, not in scope (4)	1,654	1,905	6,390	9,628
Total non-interest income	$2,727	$2,799	$9,550	$12,497

(1)	There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606.
(2)	Other fees consists of wealth management fees, miscellaneous loan fees and postage/courier fees.
(3)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity and OREO income.
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

NOTE 21 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At September 30, 2020 and December 31, 2019, the balance of the investment for qualified affordable housing projects was $7.9 million and $8.6 million, respectively. This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified housing projects totaled $2.0 million and $4.2 million at September 30, 2020 and December 31, 2019, respectively. The Company expects to fulfill these commitments between 2020 and 2027.

For the three months ended September 30, 2020 and 2019, the Company recognized amortization expense of $247,000 and $225,000, respectively, which was included within income tax expense on the consolidated statements of income. For the nine months ended September 30, 2020 and 2019, the Company recognized amortization expense of $740,000 and $675,000, respectively, which was included within income tax expense on the consolidated statements of income.

NOTE 22 - RECENT DEVELOPMENTS

On October 1, 2020 the Bank closed the real estate transaction to purchase a 3-story building located at 2057 56th Street, Brooklyn, NY 11214 for $3.5 million.  The first floor is a commercial space. The Bank plans to convert this space into a branch after the Bank reaches an agreement with the existing tenant to early terminate the lease.  The first floor lease is presently scheduled to expire on June 1, 2022.  The second and third floors are residential apartments with one lease on a month to month basis and the other expiring on May 31, 2021.

On October 23, 2020, RBB announced a cash dividend of $0.09 per share for the third quarter of 2020. The dividend is payable on November 16, 2020 to common shareholders of record as of November 2, 2020.

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

The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. In addition to the foregoing, there are or will be other important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic market areas;

●	economic, market, operational, liquidity, credit and interest rate risks associated with our business;

●	lack of seasoning in our loan portfolio;

●	deteriorating asset quality and higher loan charge-offs;

●	the laws and regulations applicable to our business;

●	our ability to achieve organic loan and deposit growth and the composition of such growth;

●	our ability to originate and sell non-qualified mortgages;

●	increased competition in the financial services industry, nationally, regionally or locally;

●	our ability to maintain our historical earnings trends;

●	our ability to raise additional capital to implement our business plan;

●	material weaknesses in our internal control over financial reporting;

●	systems failures or interruptions involving our information technology and telecommunications systems or third-party servicers;

●	the composition of our management team and our ability to attract and retain key personnel;

●	the fiscal position of the U.S. federal government and the soundness of other financial institutions;

●	our ability to monitor our lending relationships;

●	the composition of our loan portfolio, and the concentration of loans in mortgage-related industries;

●	the portion of our loan portfolio that is comprised of participations and shared national credits;

●	the amount of nonperforming and classified assets we hold;

●	time and effort necessary to resolve nonperforming assets;

●

the effect of acquisitions we may make, such as our acquisition of PGBH, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;

●	our limited operating history as an integrated company including prior acquisitions;

●	environmental liability associated with our lending activities;

●	geopolitical and public health conditions such as acts or threats of terrorism, military conflicts, pandemics and public health issues or crises, such as that related to the COVID-19 pandemic;

●	the geographic concentration of our markets in Southern California, Las Vegas (Nevada), Chicago (Illinois) and the New York City metropolitan area and the southwest United States;

●	the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;

●	the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;

●	uncertainty relating to the LIBOR calculation process, the phasing out of LIBOR after 2021, and uncertainty regarding potential alternative reference rates, including SOFR;

●	possible impairment charges to goodwill;

●	natural disasters, earthquakes, fires and severe weather;

●

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

●	requirements to remediate adverse examination findings;

●	changes in the scope and cost of FDIC deposit insurance premiums;

●	implementation of regulatory initiatives regarding bank capital requirements that may require heightened capital;

●	the obligations associated with being a public company;

●	cybersecurity threats and the cost of defending against them;

●	RBB’s status as an EGC and the potential effects of no longer qualifying as an EGC in future periods;

●	our success at managing the risks involved in the foregoing items;

●	our modeling estimates related to an increased interest rate environment;

●	our ability to achieve the cost savings and efficiencies in connection with branch closures;

●	our estimates as to our expected operational leverage and the expected additional loan capacity of our relationship managers; and

●	our success at managing the risks involved in the foregoing items.

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

●	Loans held for investment
●	Loans available for sale
●	Securities
●	Allowance for loan losses (“ALLL”)
●	Goodwill and other intangible assets
●	Deferred income taxes
●	Servicing rights
●	Income taxes
●	Stock-based compensation

Our significant accounting policies are described in greater detail in our 2019 audited consolidated financial statements included in our 2019 Annual Report, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

RBB is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for the Bank and RAM. At September 30, 2020, RBB had total consolidated assets of $3.4 billion, gross consolidated loans of $2.8 billion HFI and HFS, total consolidated deposits of $2.6 billion and total consolidated stockholders' equity of $421.4 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

RBB operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, and Westlake Village (California), Brooklyn, Queens and Manhattan (New York City), Chinatown and Bridgeport (Chicago) and Las Vegas (Nevada). The Bank opened a new banking office in Flushing (Queens, New York) in February 2019, and we plan to open a new branch in Edison, New Jersey by the end of November 2020. We closed one banking office in Manhattan in April 2019, one in March 2020 and one in Flushing in October 2020. In March 2020 we closed the Grand Street branch in New York City, in July 2020 we closed the west Los Angeles branch and in October 2020 we closed the Flushing Financial Center branch. The Bank is a Community Development Financial Institution and as such is able to receive grants from the United States Treasury Department. Any grants we receive will be used to invest in low-to-moderate income areas in the communities we serve.

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

We implemented a number of actions to support a healthy workforce:

●	Flexible work practices such as work-from-home options, working in shifts and placing greater distances between employees;

●	Discontinued non-essential business travel and meetings; and

●	Utilizing online meeting platforms.

We have been and will continue to actively address client needs, including offering loan relief to all impacted clients. We have enrolled clients in the SBA Paycheck Protection Program (“PPP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – COVID-19 Impact on Loan Quality” for a discussion of the pandemic’s effect on the Company’s loan portfolio with certain information provided as of September 30, 2020.

As of mid-August all of our employees located in our operations center are working alternating 14-day shifts in the office, unless they require working remotely from home. We implemented “social distancing” to space employees in work areas. Employees wear masks as a further precaution.

The COVID-19 pandemic has impacted and will continue to impact our financial performance in the following manner:

●	We expect similar single-family loan growth except we expect the mix will change. We expect higher FNMA loan originations and lower non-qualified mortgage originations;

●	We expect lower loan sales volume and gains due to lower non-qualified mortgage originations;

●	We expect commercial real estate loan origination volume to remain stable; however, we are requiring six to twelve months of principal and interest in a deposit account as additional collateral;

●

We have not currently experienced any run-off in deposits. We borrowed $150 million in 5-year fixed-rate FHLB advances to enhance our liquidity and obtain funding at an attractive interest rate. In addition, deposit customers are not as rate sensitive and we have lowered deposit rates significantly;

●	We expect higher loan losses in the second and third quarters of 2021 after loan deferment agreements expire. See “COVID-19 Impact on Loan Quality” for further discussion; and

●

We performed a goodwill impairment analysis as of March 31, June 30, and September 30, 2020 and found no impairment. However, depending on the severity of the recession, we may be subject to goodwill impairment in future periods.

Pursuant to recent regulatory guidance, we have elected under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) to not apply GAAP requirements to loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, and have suspended the determination of loan modifications related to the pandemic from being treated as TDRs. Modifications include the following: (1) forbearance agreements, (2) interest-rate modifications, (3) repayment plans, and (4) any other similar arrangements that defer or delay payments of principal or interest. The relief from TDR treatment applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur beginning on March 1, 2020, until the earlier of the following dates: (1) 60 days after the date on which the national emergency related to the COVlD-19 pandemic outbreak is terminated, or (2) December 31, 2020. The suspension of TDR accounting and reporting guidance may not be applied to any loan of a borrower that is not related to the COVID-19 pandemic.

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

For the third quarter of 2020, we reported net earnings of $8.5 million, compared with $8.0 million for the third quarter of 2019, for an increase of $505,000 from the third quarter of 2019. Diluted earnings per share were $0.43 per share for the third quarter of 2020, compared to $0.39 for the same period last year.

At September 30, 2020, total assets were $3.4 billion, an increase of $571.0 million, or 20.5%, from total assets of $2.8 billion at December 31, 2019. Interest-earning assets were $3.2 billion as of September 30, 2020, an increase of $529.3 million, or 20.0%, compared with $2.6 billion at December 31, 2019. The increase in interest-earning assets was primarily due to a $87.8 million increase in investment securities and a $558.2 million increase in loans held for investment, with $172.4 due to the PGBH acquisition, partially offset by a $84.3 million decrease in mortgage loans held for sale and a $3.1 million decrease in cash and cash equivalents.

At September 30, 2020, AFS investment securities totaled $214.7 million, inclusive of a pre-tax net unrealized gain of $1.4 million, compared to $126.1 million, inclusive of a pre-tax unrealized gain of $340,000, at December 31, 2019. HTM investment securities totaled $7.6 million at September 30, 2020 and $8.3 million at December 31. 2019.

Total HFI loans and leases, net of deferred fees and discounts, were $2.8 billion at September 30, 2020, compared to $2.2 billion at December 31, 2019. HFI loans and leases, net of deferred fees and discounts, increased $558.2 million, or 25.4%, from December 31, 2019. The increase was primarily due to $173.2 million in loans from the PGBH acquisition, a $24.0 million transfer of HFI loans to HFS, and organic loan growth. Between December 31, 2019 and September 30, 2020, within HFI loans, SBA loans increased by $36.2 million, construction and land development (“C&D”) loans increased by $87.5 million, commercial real estate (“CRE”) loans increased by $181.9 million, single-family residential (“SFR”) mortgage loans increased by $206.7 million, and commercial and industrial ("C&I") loans increased by $43.3 million.

HFS loans were $23.9 million at September 30, 2020, compared to $108.2 million at December 31, 2019.  No HFS loans were acquired from PGBH.  During the third quarter of 2020, $4.9 million was transferred from HFS to HFI loans.

Noninterest-bearing deposits were $642.3 million at September 30, 2020, an increase of $183.6 million, or 40.0%, compared to $458.8 million at December 31, 2019. Interest-bearing deposits were $2.0 billion at September 30, 2020, an increase of $179.2 million, or 10.0%, compared to $1.8 billion at December 31, 2019. The increases were driven by the PGBH acquisition and normal business growth. The PGBH acquisition added $188.4 million in deposits. At September 30, 2020, noninterest-bearing deposits were 24.6% of total deposits, compared to 20.4% at December 31, 2019.

Our average cost of total deposits was 0.87% for the quarter ended September 30, 2020, compared to 1.63% for the same period last year. The decrease is primarily due to an increase of $150.1 million in average demand deposits, and a decrease in the average rate paid on interest-bearing deposits to 1.14% from 2.02% due to the decline in market rates.

Borrowings, consisting of long-term and short-term FHLB advances, long-term debt and subordinated debt, increased to $308.5 million at September 30, 2020, compared to $113.7 million as of December 31, 2019, or an increase of $194.8 million.  This primarily consisted of a $150.0 million long-term FHLB advance and a $40.0 million short-term advance.  The $150.0 million in five-year FHLB advances have an average fixed rate of 1.18% and will mature by March 2025. The purpose was to enhance our liquidity in light of the COVID-19 pandemic at an attractive interest rate. As of September 30, 2020, we had $40.0 million in overnight advances from the FHLB at a 0.19% interest rate, and at December 31, 2019, we had no short-term advances.

The allowance for loan losses was $26.6 million at September 30, 2020, compared to $18.8 million at December 31, 2019. The allowance for loan losses increased by $7.8 million during the nine-month period ending September 30, 2020. The increase was due to a $8.8 million loan loss provision, attributable to increases in non-performing loans and loans held-for-investment 30 to 89 days past due increasing to $21.7 million at September 30, 2020, up from $5.3 million at December 31, 2019, as well as an increase in our general reserve qualitative factors as a result of economic conditions resulting from the COVID-19 pandemic. The allowance for loan losses to total loans and leases outstanding was 0.97% and 0.86% as of September 30, 2020 and December 31, 2019, respectively.

Shareholders’ equity increased $13.7 million, or 3.4%, to $421.4 million during the nine-month period ending September 30, 2020 due to $21.8 million of net income, $712,000 from the exercise of stock options, $494,000 from stock-based compensation, and an $776,000 increase in net accumulated other comprehensive income, which was partially offset by $5.3 million from the repurchase of common stock and $4.8 million of common stock dividends declared. The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on AFS securities.

Our capital ratios under the revised capital framework referred to as Basel III remain well capitalized. As of September 30, 2020, the Company’s Tier 1 leverage capital ratio was 11.47%, our common equity Tier 1 ratio was 14.11%, our Tier 1 risk-based capital ratio was 14.69%, and our total risk-based capital ratio was 20.05%. See “Regulatory Capital Requirements” herein for a further discussion of our regulatory capital requirements.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands except per share amounts)	2020	2019	$ or #	%	2020	2019	$ or #	%
Interest income	$35,125	$34,669	$456	1.3%	$103,256	$107,818	$(4,562)	(4.2)%
Interest expense	7,874	11,157	(3,283)	(29.4)	27,378	34,077	(6,699)	(19.7)
Net interest income	27,251	23,512	3,739	15.9	75,878	73,741	(2,137)	(2.9)
Provision for loan losses	3,861	824	3,037	368.6	8,815	1,731	7,084	409.2
Net interest income after provision for loan losses	23,390	22,688	702	3.1	67,063	72,010	(4,947)	(6.9)
Noninterest income	2,727	2,799	(72)	(2.6)	9,550	12,497	(2,947)	(23.6)
Noninterest expense	13,978	13,786	192	1.4	45,060	44,010	1,050	2.4
Income before income taxes	12,139	11,701	438	3.7	31,553	40,497	(8,944)	(22.1)
Income tax expense	3,619	3,689	(70)	(1.9)	9,772	11,963	(2,191)	(18.3)
Net income	8,520	$8,012	$508	6.3	$21,781	$28,534	$(6,753)	(23.7)
Earnings per common share (1):
Basic	$0.43	$0.40	$0.03		$1.10	$1.42	$(0.32)
Diluted	0.43	0.39	0.04		1.09	1.40	(0.31)
Weighted average shares outstanding (1):
Basic	19,717,568	20,067,847	(350,279)	(1.8)	19,799,617	20,063,479	(263,862)	-1.3%
Diluted	19,804,892	20,425,966	(621,074)	(3.0)	19,958,612	20,435,867	(477,255)	-2.3%
Return on average assets, annualized	1.05%	1.15%	(0.1)%	(9.0)%	0.93%	1.34%	(0.4)%	(29.9)%
Return on average shareholders’ equity, annualized	8.06	7.99	0.07	0.9	7.01	9.77	(2.76)	(28.3)
Noninterest income to average assets, annualized	0.34	0.40	(0.06)	(15.0)	0.41	0.59	(0.18)	(30.5)
Noninterest expense to average assets, annualized	1.72	1.97	(0.25)	(12.7)	1.92	2.07	(0.15)	(7.3)
Efficiency ratio (2)	46.63	52.40	(5.77)	(11.0)	52.75	51.03	1.71	3.4
Dividend payout ratio	18.18	19.61	(1.43)	(7.3)	26.87	14.29	12.58	88.0
Average equity to assets ratio	13.04	14.36	(1.32)	(9.2)	13.22	13.73	(0.51)	(3.7)
Tangible book value per share (2)	$17.56	$16.37	$1.19	7.3	$17.56	$16.37	$1.19	7.3
Return on average tangible common equity (2)	9.81%	9.56%	0.25%	2.6	8.59%	11.73%	(3.14)%	(26.8)

(1)

Basic earnings per share are calculated by dividing earnings to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing earnings by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options using the treasury stock method.

(2)

Efficiency ratio (noninterest expenses divided by the sum of fully taxable equivalent net interest income plus noninterest income), tangible book value per share, and return on average tangible common equity are non-GAAP financial measures. See "Non-GAAP Financial Measures" for a reconciliation of these measures to their most comparable GAAP measures.

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

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2020 and 2019. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended September 30,
	2020			2019
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$179,521	$351	0.78%	$144,131	$1,064	2.93%
Securities
Available for sale	168,151	558	1.32	92,292	631	2.71
Held to maturity (2)	7,604	71	3.71	8,730	81	3.68
Mortgage loans held for sale	19,848	171	3.43	253,492	3,050	4.77
Loans held for investment: (3)
Real estate	2,266,752	29,616	5.20	1,749,371	23,963	5.43
Commercial	377,789	4,366	4.60	352,795	5,889	6.62
Total loans	2,644,541	33,982	5.11	2,102,166	29,852	5.63
Total earning assets	3,019,665	$35,133	4.63	2,600,811	$34,678	5.29
Noninterest-earning assets	204,638			169,691
Total assets	$3,224,303			$2,770,502

Interest-bearing liabilities
NOW and money market deposits	$514,271	$748	0.58	364,127	$1,070	1.17%
Savings deposits	126,635	31	0.10	95,725	47	0.19
Time deposits	1,284,351	4,746	1.47	1,340,751	8,038	2.38
Total interest-bearing deposits	1,925,257	5,525	1.14	1,800,603	9,155	2.02
FHLB advances	151,739	444	1.16	13,261	81	2.42
Long-term debt	104,252	1,748	6.67	103,912	1,748	6.67
Subordinated debentures	14,195	157	4.40	9,606	173	7.15
Total interest-bearing liabilities	2,195,443	7,874	1.43	1,927,382	$11,157	2.30
Noninterest-bearing liabilities
Noninterest-bearing deposits	595,264			424,908
Other noninterest-bearing liabilities	13,270			20,490
Total noninterest-bearing liabilities	608,534			445,398
Shareholders' equity	420,326			397,722
Total liabilities and shareholders' equity	$3,224,303			$2,770,502
Net interest income / interest rate spreads		$27,259	3.20%		$23,521	2.99%
Net interest margin			3.59%			3.59%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

	For the Nine Months Ended September 30,
	2020			2019
	Average	Interest	Yield /	Average	Interest	Yield /
(tax-equivalent basis, dollars in thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Earning assets:
Federal funds sold, cash equivalents and other (1)	$220,195	$1,865	1.13%	$122,563	$2,861	3.12%
Securities
Available for sale	159,373	2,136	1.79	82,868	1,749	2.82
Held to maturity (2)	7,760	218	3.75	9,159	255	3.72
Mortgage loans held for sale	40,936	1,454	4.74	352,110	12,785	4.85
Loans held for investment: (3)
Real estate	2,141,022	84,261	5.26	1,759,253	72,842	5.54
Commercial	359,907	13,347	4.95	350,822	17,354	6.61
Total loans	2,500,929	97,608	5.21	2,110,076	90,196	5.72
Total earning assets	2,929,193	$103,281	4.71	2,676,775	$107,846	5.39
Noninterest-earning assets	208,000			167,887
Total assets	$3,137,193			$2,844,663

Interest-bearing liabilities
NOW and money market deposits	$484,157	$2,687	0.74	388,298	$3,500	1.21
Savings deposits	121,836	117	0.13	97,959	149	0.20
Time deposits	1,318,947	17,765	1.80	1,273,604	21,788	2.29
Total interest-bearing deposits	1,924,940	20,569	1.43	1,759,861	25,437	1.93
FHLB advances	118,029	1,033	1.17	148,101	2,857	2.58
Long-term debt	104,168	5,243	6.72	103,827	5,243	6.75
Subordinated debentures	14,221	533	5.01	9,565	540	7.55
Total interest-bearing liabilities	2,161,358	27,378	1.69	2,021,354	$34,077	2.25
Noninterest-bearing liabilities
Noninterest-bearing deposits	546,419			412,845
Other noninterest-bearing liabilities	14,606			19,888
Total noninterest-bearing liabilities	561,025			432,733
Shareholders' equity	414,810			390,576
Total liabilities and shareholders' equity	$3,137,193			$2,844,663
Net interest income / interest rate spreads		$75,903	3.02%		$73,769	3.13%
Net interest margin			3.46%			3.68%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

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

	Comparison of Three Months Ended			Comparison of Nine Months Ended
	September 30, 2020 and September 30, 2019			September 30, 2020 and September 30, 2019
	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$1	$(714)	$(713)	$6	$(1,002)	$(996)
Securities (2)
Available for sale	250	(323)	(73)	685	(298)	387
Held to maturity	(10)	—	(10)	(26)	(11)	(37)
Mortgage loans held for sale	(2,003)	(876)	(2,879)	(7,375)	(3,956)	(11,331)
Loans held for investment: (3)
Real estate	6,726	(1,073)	5,653	10,041	1,378	11,419
Commercial	287	(1,810)	(1,523)	225	(4,232)	(4,007)
Total loans	7,013	(2,883)	4,130	10,266	(2,854)	7,412
Total earning assets	$5,251	$(4,796)	$455	$3,556	$(8,121)	$(4,565)

Interest-bearing liabilities:
NOW and money market deposits	$218	$(540)	$(322)	$355	$(1,168)	$(813)
Savings deposits	8	(24)	(16)	16	(48)	(32)
Time deposits	(207)	(3,085)	(3,292)	408	(4,431)	(4,023)
Total interest-bearing deposits	19	(3,649)	(3,630)	779	(5,647)	(4,868)
FHLB advances	402	(39)	363	(176)	(1,648)	(1,824)
Long-term debt	6	(6)	—	11	(11)	—
Subordinated debentures	50	(66)	(16)	117	(124)	(7)
Total interest-bearing liabilities	477	(3,760)	(3,283)	731	(7,430)	(6,699)
Net interest income	$4,774	$(1,036)	$3,738	$2,825	$(691)	$2,134

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

Results of Operations—Comparison of Results of Operations for the Three Months Ended September 30, 2020 and 2019

The following discussion of our results of operations compares the three months ended September 30, 2020 and the three months ended September 30, 2019. The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Net Interest Income/Average Balance Sheet. In the third quarter of 2020, we generated $27.3 million of taxable-equivalent net interest income, which was an increase of $3.7 million, or 15.9%, from the $23.5 million of taxable-equivalent net interest income we earned in the third quarter of 2019. The increase in net interest income was primarily due to a $418.9 million increase in average earning assets, a 87 basis point decrease in the average rate paid on interest-bearing liabilities and a $170.4 million increase in average non-interest earning deposits, partially offset by a 66 basis point decrease in the average yield on interest-earning assets. The increase in average interest-earning assets reflected increases in average cash equivalents, average investment securities and total loan average balances (average HFS loans decreased by $233.6 million and average HFI loans increased by $542.4 million).

Our average interest bearing deposit balances increased by $124.7 million, primarily as a result of deposits acquired in the PGBH acquisition and organic growth. The decrease in interest expense was primarily due to a 88 basis point decrease in the average rate paid on interest-bearing liabilities, and a $170.4 million increase in average demand deposits. For the three months ended September 30, 2020 and 2019, our net interest margin was 3.59% and 3.59%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the three months ended September 30, 2020 and 2019, excluding accretion income, would have been 3.51% and 3.49%, respectively.

Total interest income was $35.1 million for the third quarter of 2020 compared to $34.7 million for the third quarter of 2019. The $456,000, or 1.3%, increase in total interest income was primarily due to a $418.9 million increase in average earning assets, partially offset by a 66 basis point decrease in the yield on average earning assets.

Interest and fees on HFI and HFS loans for the third quarter of 2020 was $34.2 million compared to $32.9 million for the third quarter of 2019. The $1.3 million, or 3.8%, increase was primarily due to a $308.7 million, or 13.1%, increase in the average balance of total loans outstanding, partially offset by a 44 basis point decrease in the average yield on loans, reflecting the decline in market interest rates.  The increase in the average loan balance was primarily due to loans from the PGBH acquisition and organic loan growth. Purchased loan discount accretion income totaled $634,000 in the third quarter of 2020 compared to $624,000 in the third quarter of 2019. The average yield on loans benefits from discount accretion on our purchased loan portfolio. For the three months ended September 30, 2020 and 2019, the yield on total HFI and HFS loans was 5.10% and 5.54%, respectively, while the yield on total loans excluding accretion income would have been 5.00% and 5.44%, respectively.  Due to payoffs of acquired loans, we expect accretion income to decline through the remainder of 2020 and into 2021.

	As of and For the Three Months Ended		As of and For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019

Beginning balance of discount on purchased loans	$4,076	$6,754	$5,068	$9,228
Additions due to acquisitions:
Commercial and industrial	—	—	39	—
SBA	—	—	—	—
Construction and land development	—	—	1	—
Commercial real estate	—	—	397	—
Single-family residential mortgages	—	—	449	—
Total additions	—	—	886	—
Accretion:
Commercial and industrial	3	(1)	4	17
SBA	3	5	14	12
Construction and land development	1	—	5	—
Commercial real estate	538	657	2,030	2,226
Single-family residential mortgages	150	88	520	968
Total accretion	695	749	2,573	3,223
Ending balance of discount on purchased loans	$3,381	$6,005	$3,381	$6,005

Interest income on our securities portfolio (taxable equivalent) decreased $83,000, or 11.7%, to $629,000 in the third quarter of 2020 compared to $712,000 in the third quarter of 2019. This decrease is primarily attributable to a 137 basis point decrease in the yield on average securities, partially offset by a $74.7 million, or 74.0%, increase in the average balance, from the third quarter of 2019 as compared to the third quarter of 2020. Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the Company’s consolidated statements of income has not been grossed-up.

Interest income on interest earning deposits, dividend income on FHLB stock, federal funds sold, cash equivalents and other investments decreased to $351,000 for the three months ended September 30, 2020 compared to $1.1 million for the three months ended September 30, 2019. This decrease was primarily due to a 215 basis point decrease in the average yield between the two periods, partially offset by a $35.4 million increase in the average balance of short-term cash investments.

Interest expense on interest-bearing liabilities decreased by $3.3 million, or 29.4%, to $7.9 million for the third quarter of 2020 as compared to $11.2 million in the third quarter of 2019 due to decreases in interest rates on both deposits and borrowings, partially offset by increases in most interest-bearing balances and an $170.4 million increase in average non-interest bearing deposits. With the PGBH acquisition in January 2020, $188.4 million in deposits were acquired.

Interest expense on deposits decreased to $5.5 million for the third quarter of 2020 as compared to $9.2 million for the third quarter of 2019. The $3.6 million, or 39.7%, decrease in interest expense on deposits was primarily due to a 88 basis point decrease in the average rate paid on interest-bearing deposits plus a $170.4 million increase in average demand deposits, partially offset by the $124.7 million increase in average interest-bearing deposits. Deposits increased due to the PGBH acquisition and organic deposit growth. The average balance of interest-bearing deposits increased $124.7 million, or 6.9%, from $1.8 billion in the third quarter of 2019 compared to $1.9 billion in the third quarter of 2020. Average brokered certificates of deposit were $2.5 million in the third quarter of 2020 and $134.3 million in the third quarter of 2019. Average non-interest bearing deposits increased to $595.3 million, or 40.1%, from $424.9 million in the third quarter of 2019. The 88 basis point decrease in the average rate paid on interest-bearing deposits was primarily due to lower market interest rates.

Interest expense on FHLB advances increased $363,000 from $81,000 in the third quarter of 2019 to $444,000 in the third quarter of 2020. The average balance increased from $13.3 million to $151.7 million between the two quarters. The $150.0 million in FHLB advances at September 30, 2020 were five-year fixed-rate FHLB advances. The purpose of this borrowing was to obtain funding in order to enhance liquidity in light of the COVID-19 pandemic and obtain funding at an attractive interest rate. The long-term advance average rate is 1.18% and they mature in the first quarter of 2025.  The Company borrowed a $40.0 million in an overnight FHLB advance on September 30, 2020, which was used for general liquidity needs.

Interest expense on long-term debt and subordinated debentures decreased $16,000 to $1.9 million in the third quarter of 2020 as compared to $1.9 million in the third quarter of 2019. The average long-term debt and subordinated debentures increased to $118.4 million in the third quarter of 2020, compared to $113.5 million in the third quarter of 2019, due to the acquisition of PGBH.

Provision for Loan Losses. The $3.0 million increase in the provision for loan losses, to $3.9 million in the third quarter of 2020 compared to $824,000 in the third quarter of 2019, was primarily attributable to the higher loan balances, an increase in 30-89 day past due loans, an increase in non-performing loans and increased qualitative factors due to impact of the COVID-19 pandemic. There were $47,000 in net loan charge-offs in the third quarter of 2020, as compared to a $1,000 loan recovery in the third quarter of 2019

Noninterest Income. Noninterest income decreased $72,000, or 2.6%, to $2.7 million for the third quarter of 2020, compared to $2.8 million in the same quarter in the prior year. The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Noninterest income:
Service charges, fees and other	$1,199	$934	$265	28.4%	$3,343	$2,976	$367	12.3%
Gain on sale of loans	760	813	(53)	(6.5)	3,552	6,131	(2,579)	(42.1)
Loan servicing fee, net of amortization	546	827	(281)	(34.0)	1,846	2,566	(720)	(28.1)
Recoveries on loans acquired in business combinations	32	12	20	166.7	79	73	6	8.2
Unrealized gain (loss) on equity securities	(56)	—	(56)	—	(56)	147	(203)	(138.1)
Cash surrender value of life insurance	194	195	(1)	(0.5)	576	580	(4)	(0.7)
Gain on sale of OREO	—	11	(11)	(100.0)	—	11	(11)	(100.0)
Gain on sale of AFS securities	52	7	45	642.9	210	7	203	2,900.0
Gain on sale of fixed assets	—	—	—	—	—	6	(6)	(100.0)
Total noninterest income	$2,727	$2,799	$(72)	(2.6)	$9,550	$12,497	$(2,947)	(23.6)

Service charges, fees and other income. Service charges, fees and other income totaled $1.1 million in the third quarter of 2020, compared to $934,000 in the third quarter of 2019. The $209,000 increase was in part due to a $45,000 increase in safe deposit box rent fees, a $28,000 increase in wire transfer fees, and a $86,000 increase in loan payoff assignment fees.

Gain on sale of loans. Gains on sale of loans are comprised primarily of gains on sale of SFR mortgage loans and SBA loans. Gains on sale of loans totaled $760,000 in the third quarter of 2020, compared to $813,000 in the third quarter of 2019. The decrease was primarily caused by the effect of the COVID-19 pandemic upon the mortgage and housing markets which slowed non-qualified mortgage origination and caused mortgage securitization to pause.

The following table presents information on loans sold and gains on loans sold for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Loans sold:
SBA	$—	$11,287	$(11,287)	-100.0%	$2,646	$25,052	$(22,406)	-89.4%
SFR mortgages	29,489	5,820	23,669	406.7%	137,674	310,626	(172,952)	-55.7%
Commercial real estate	—	—	—	—	—	10,422	(10,422)	-100.0%
	$29,489	$17,107	$12,382	72.4%	$140,320	$346,100	$(205,780)	-59.5%
Gain on loans sold:
SBA	$—	$631	$(631)	-100.0%	$159	$1,371	$(1,212)	-88.4%
SFR mortgages	760	182	578	317.6%	3,393	4,608	(1,215)	-26.4%
Commercial real estate	—	—	—	—	—	152	(152)	-100.0%
	$760	$813	$(53)	-6.5%	$3,552	$6,131	$(2,579)	-42.1%

Loan servicing income, net of amortization. Our loan servicing income, net of amortization, decreased by $281,000 to $546,000 for the three months ended September 30, 2020 compared to net servicing income of $827,000 for the three months ended September 30, 2019. Loan servicing income, net of amortization decreased due to a lower amount of SFR and SBA loans serviced, and loan payoffs.  The decrease in SBA loans serviced is due to greater SBA loan prepayments in 2020. The following table presents information on loans servicing income for the three and nine months ended September 30, 2020 and 2019.

(dollars in thousands)	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
For the period	2020	2019		$%	2020	2019		$%
Loan servicing income, net of amortization
SFR mortgage loans	$293	$795	$(502)	-63.1%	$1,235	$2,227	$(992)	-44.5%
SBA loans	253	32	221	690.6%	611	339	272	80.2%
Total	$546	$827	$(281)	-34.0%	$1,846	$2,566	$(720)	-28.1%

We are servicing SFR mortgage loans for other financial institutions and FNMA, and we are servicing SBA and CRE loans as of September 30, 2020. The decline in the respective servicing portfolios reflects prepayment of loans and sales of loans from 2019 through the third quarter of 2020.

The following table shows loans serviced for others as of September 30, 2020 and 2019:

	September 30,		Increase (Decrease)
(dollars in thousands)	2020	2019		$%
As of period-end
SFR loans serviced	$1,569,407	$1,686,787	$(117,380)	-7.0%
SBA loans serviced	153,382	182,310	(28,928)	-15.9%
CRE loans serviced	4,164	4,234	(70)	-1.7%

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations was $32,000 in the quarter ended September 30, 2020, compared to $12,000 in the comparable quarter of 2019.

Unrealized gain (loss) on equity securities.  The unrealized loss on equity securities was $56,000 in the third quarter of 2020 and zero for the same quarter of 2019 per the guidance of ASU 2016-01.

Cash surrender value of life insurance. The income from the cash surrender value of life insurance decreased $1,000 in the quarter ended September 30, 2020 compared to the same quarter in 2019.

Gain on sales of securities.  The gain on sales of securities was $52,000 in the third quarter of 2020 and $7,000 in the third quarter of  2019.

Gain on sale of other real estate owned.  The gain on sales of OREO was zero in the third quarter of 2020 and $11,000 in the third quarter of  2019.

Noninterest expense. Noninterest expense increased $192,000, or 1.4%, to $14.0 million in the third quarter of 2020 compared to $13.8 million in the third quarter of 2019. The following table sets forth major components of our noninterest expense for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2020	2019		$%	2020	2019		$%
Noninterest expense:
Salaries and employee benefits	$7,599	$7,801	$(202)	-2.6%	$25,207	$25,088	$119	0.5%
Occupancy and equipment expenses	2,360	2,434	(74)	(3.0)	7,291	7,360	(69)	(0.9)
Data processing	1,200	974	226	23.2	3,224	3,202	22	0.7
Legal and professional	675	435	240	55.2	1,949	1,516	433	28.6
Office expenses	271	335	(64)	(19.1)	931	965	(34)	(3.5)
Marketing and business promotion	131	248	(117)	(47.2)	456	926	(470)	(50.8)
Insurance and regulatory assessments	363	172	191	111.0	774	754	20	2.7
Core deposit premium amortization	357	384	(27)	(7.0)	1,071	1,157	(86)	(7.4)
OREO expenses (income)	3	(1)	4	(400.0)	31	161	(130)	(80.7)
Merger and conversion expenses	62	154	(92)	(59.7)	741	240	501	208.8
Other expenses	957	850	107	12.6	3,385	2,641	744	28.2
Total noninterest expense	$13,978	$13,786	$192	1.4	$45,060	$44,010	$1,050	2.4

Salaries and employee benefits expense. Salaries and employee benefits expense decreased $202,000, or 2.6%, to $7.6 million for the third quarter of 2020 compared to $7.8 million for the third quarter of 2019.  The number of full-time equivalent employees was 341 at September 30, 2020, 350 at June 30, 2020, 382 at March 31, 2020, 355 at December 31, 2019 and 360 at September 30, 2019. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory.  On a periodic basis, the human resources department will advise senior management of the following human capital management metrics:  (1) open positions, (2) overtime expense, (3) staff turnover, and (4) employee headcount.

Occupancy and equipment expense. Occupancy and equipment expense decreased $74,000, or 3.0%, to $2.4 million for the third quarter of 2020 compared to $2.4 million for the third quarter of 2019. On October 19, 2020, the Company had 22 branch and office locations, compared to 25 at December 31, 2019 and 25 at September 30, 2019. In March 2020, we closed the Grand Street branch in New York City. The lease for this branch expired in April 2020. Branch operations and staff were transferred to the Bowery branch. In July 2020, we closed the west Los Angeles branch and in October 2020, we closed the Flushing Financial Center branch.  With the acquisition of PGBH, we acquired three branches located in the Chicago neighborhoods of Chinatown and Bridgeport. The Bank plans to open a new full service banking branch in Edison, New Jersey in November 2020. The branch will be located at 561 US-1, in the Wicks Shopping Plaza in Edison. The Bank purchased a property located at 2057 86th Street, Brooklyn, New York, in the Bensonhurst neighborhood, to house a full-service branch. We expect this branch to open in 2021.

Data processing expense. Data processing expense increased $226,000, or 23.2%, to $1.2 million for the third quarter of 2020, compared to $974,000 for the third quarter of 2019. This increase resulted primarily from PGBH related expenses. Effective June 2019, the Company renegotiated its data processing master agreement with the vendor, under which the Company is allowed to offset future monthly data processing expenses up to approximately $2.2 million through January 2026. As of September 30, 2020, $1.7 million of this benefit remained for future use.

Legal and professional expense. Legal and professional expense increased $240,000 to $675,000 in the three months ended September 30, 2020 compared to $435,000 for the three months ended September 30, 2019. This increase was primarily due to normal business activity.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and were $271,000 for the three months ended September 30, 2020 compared to $335,000 for the three months ended September 30, 2019. This decrease primarily resulted from normal business activity.

Marketing and business promotion expenses. Marketing and business promotion expense decreased $117,000, or 47.2%, to $131,000 in the third quarter of 2020, compared to $248,000 for the third quarter of 2019. The decrease was primarily due the slowed economy and cost saving measures in the second and third quarters of 2020.

Insurance and regulatory expenses. Insurance and regulatory assessments increased $191,000, or 110.0%, to $363,000 in the third quarter of 2020. The increase followed a FDIC small bank assessment credit of $179,000 received in the first quarter of 2020.

Amortization expenses. Amortization of CDI was $357,000 in the third quarter of 2020, compared to $384,000 in the same period of 2019. In January 2020, we added $491,000 of CDI in connection with the PGBH acquisition. CDI amortization occurs over 8 to 10 years.  The PBGH CDI was valued at $491,000.

Merger and conversion expenses. Merger and conversion expense was $62,000 in the third quarter of 2020 compared to $154,000 in the same period of 2019, following the completion of the PGBH acquisition in the first quarter of 2020.

Other Expenses. Other expenses increased $107,000, or 12.6%, to $957,000 for the third quarter of 2020, compared to $850,000 in the third quarter of 2019. The provision for unfunded commitments was $100,000 in the third quarter of 2020 compared to a credit of $3,000 in the third quarter of 2019. At September 30, 2020, the Company recorded an impairment writedown of $50,000 on mortgage servicing rights due to the impact of the COVID-19 pandemic.

Income Tax Expense. During the three months ended September 30, 2020 and 2019, the Company recorded an income tax provision of $3.6 million and $3.7 million, respectively, reflecting an effective tax rate of 29.8% and 31.5% for the three months ended September 30, 2020 and 2019, respectively. The Company recognized tax expense from stock option exercises of zero for the three months ended September 30, 2020 and a credit of $38,000 for the same period in 2019.

Net Income. Net income after tax amounted to $8.5 million for the third quarter 2020, a $508,000, or a 6.3% increase from $8.0 million in the third quarter of 2019. For the third quarter of 2020 as compared to the third quarter of 2019, net interest income before the provision for loan losses increased by $3.7 million, the provision for loan losses increased by $3.0 million, non-interest income decreased by $72,000, non-interest expense increased by $192,000, and income tax expense decreased by $70,000.

Results of Operations—Comparison of Results of Operations for the Nine Months Ended September 30, 2020 and September 30, 2019

The following discussion of our results of operations compares the nine months ended September 30, 2020 and September 30, 2019, respectively. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

Net Interest Income/Average Balance Sheet. In the first nine months of 2020, we generated taxable-equivalent net interest income of $75.9 million, an increase of $2.1 million, or 2.9%, from the $73.7 million in taxable equivalent net interest income of the first nine months of 2019. This increase was largely due to a $252.4 million increase in the average balance of interest-earning assets, a 56 basis point decrease in interest-bearing liabilities, partially offset by a 68 basis point decrease in the average yield on interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to organic HFI loan growth, an increase in Federal funds sold and cash equivalents, and investment securities, partially offset by a decrease in average HFS loans. For the nine-months ended September 30, 2020 and 2019, our net interest margin was 3.46% and 3.68%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. The net interest margin for the nine-months ended September 30, 2020 and 2019, excluding accretion income, would have been 3.36% and 3.44%, respectively.

Total taxable-equivalent interest income was $103.3 million for the first nine-months of 2020 compared to $107.8 million for the first nine-months of 2019. The $4.6 million, or 4.2%, decrease in total interest income was due to decreases in interest earned on our loan portfolio, federal funds sold and securities portfolio.

Interest and fees on total loans was $99.1 million for the first nine-months of 2020 compared to $103.0 million for the first nine months of 2019. The $3.9 million, or 3.8%, decrease in interest income on total HFI and HFS loans was primarily due to a 38 basis point decrease in the average yield on total loans, reflecting the decline in market rates. The average yield on loans benefits from discount accretion on our acquired loan portfolios. For the nine months ended September 30, 2020 and 2019, the average yield on total loans was 5.21% and 5.59%, respectively, while the average yield on total loans excluding accretion income would have been 5.09% and 5.56%, respectively. A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of commercial real estate loans. The table on page 45 illustrates by loan type the accretion income for the first nine-months of 2020 and 2019.

Interest income on our securities portfolio increased $353,000, or 17.9%, to $2.3 million in the first nine months of 2020 compared to $2.0 million in the same period of 2019. The increase in interest income on securities was primarily due to an increase in the average balance of the portfolio of $75.1 million, or 81.6%, partially offset by a 103 basis point decrease in the average yield on securities. Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the Company’s consolidated statements of income has not been grossed-up.

Interest income on our federal funds sold, cash equivalents and other investments decreased $996,000, or 34.8%, to $1.9 million in the first nine months of 2020 compared to $2.9 million in the first nine months of 2019. The decrease in interest income on these cash equivalents was due to a 199 basis point decrease in the average yield, partially offset by an increase in the average balance of $97.6 million. The reasons for the decreased yield were the decrease in the federal funds rate over the period plus a $435,000 decrease in the FHLB dividend.

Interest expense on interest-bearing liabilities decreased $6.7 million, or 19.7%, to $27.4 million in in the first nine months of 2020 compared to $34.1 million in the first nine months of 2019, due to a 56 basis point decrease in the average rate paid on interest bearing liabilities (NOW, money market and time deposits, and FHLB advances), partially offset by increases in the average balance of $519.8 million (deposits, FHLB long- and short-term advances, long-term debt and subordinated debentures).

Interest expense on deposits decreased to $20.6 million in the first nine months of 2020 compared to $25.4 million in the first nine-months of 2019. The $4.8 million, or 19.1%, decrease in interest expense on deposits was primarily due to a 45 basis point decrease in average deposit rates, partially offset by a $298.7 million, or 13.7%, increase in the average balance of total deposits. The increase in the average balance of deposits resulted primarily from normal business growth.

Interest expense on borrowings (FHLB advances, long-term debt and subordinated debentures) decreased to $6.8 million in the first nine months of 2020 compared to $8.6 million in the first nine months of 2019. This decrease was primarily due to the average FHLB advances decreasing to $118.0 million in the first nine months of 2020 compared to $148.1 million in the first nine-months of 2019.   FHLB advances were primarily used to fund held-for-sale loans in 2019, and to hedge against deposit run-off due to COVID-19 in 2020.

Provision for Loan Losses. Provision for loan loss expense in the first nine-months of 2020 was $8.8 million due to the economic impact of the COVID-19 pandemic and normal loan growth, compared to a $1.7 million provision in the first nine-months of 2019.

Noninterest Income. Noninterest income decreased $2.9 million, or 23.6%, to $9.6 million in the first nine-months of 2020 compared to $12.5 million in the first nine-months of 2019. The table on page 46 sets forth major components of our noninterest income for the respective periods.

Service charges, fees and other income. Service charges, fees and other income increased to $3.3 million in the first nine-months of 2020 compared to $3.0 million in the first nine-months of 2019. The increase primarily resulted from increased account analysis charges.

Gain on sale of loans. Gain on sale of loans decreased to $3.6 million in the first nine months of 2020 compared to $6.1 million in the first nine months of 2019 due to a decreased amount of loan sales. As noted in the table on page 47, we sold $140.3 million in SFR mortgage, SBA and CRE loans in the first nine-months of 2020 compared to $346.1 million in the same period of 2019.

Loan servicing income, net of amortization. Our loan servicing income, net of amortization decreased by $720,000 to $1.8 million for the nine months ended September 30, 2020 compared to $2.6 million for the nine months ended September 30, 2019. The reduction in loan servicing income is due to the decrease in loans being serviced in 2020, partially offset by write-downs in serving assets due to pay-offs of SBA serviced loans. We were servicing $1.7 billion in SFR mortgage, SBA and CRE loans as of September 30, 2020 compared to $1.9 billion as of September 30, 2019. Additional details are reflected in the table on page 47.

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations increased $6,000 to $79,000 in the first nine-months of 2020 compared to $73,000 in the same period of 2019

Unrealized Gain(Loss) on Equity Securities.  The unrealized loss of $56,000 in the first nine months of 2020, and gain of $147,000 in the the first nine months of 2019, was due to the guidance of ASU 2016-01.

Cash surrender value of life insurance. The cash surrender value of life insurance value decreased by $4,000 to $576,000 for the nine months ended September 30, 2020 compared to $580,000 for the nine months ended September 30, 2019.

Gain on sale of fixed assets. In the second quarter of 2019, the Company sold fixed assets for a $6,000 gain.  There have been no fixed asset sales during the nine months ended September 30, 2020.

Gain on sale of AFS securities.  The gain on sale of AFS securities was $210,000 for the first nine months of 2020, compared to $7,000 in the same period of 2019.

Noninterest expense. Noninterest expense increased $1.1 million, or 2.4%, to $45.1 million for the first nine months of 2020 compared to $44.0 million in the same period of 2019. The table on page 48 sets forth major components of our noninterest expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The primary reason for the increase was the PGBH acquisition plus normal business growth.

Salaries and employee benefits expense. Salaries and employee benefits expense increased $119,000, or 0.5%, to $25.2 million in the first nine months of 2020 compared to $25.1 million in the same period of 2019. This increase was primarily attributable to severance pay in the second quarter of 2020, largely offset by a decrease in all other salaries and employee benefits. The number of full-time equivalent employees was 341 at September 30, 2020, 355 at December 31, 2019 and 360 at September 30, 2019.

Occupancy and equipment expense. Occupancy and equipment expense decreased $69,000, or 0.9%, to $7.3 million in the first nine months of 2020 compared to $7.4 million in the first nine months of 2019. The decrease in occupancy expense is mainly due to the closing of the Grand Street branch in March 2020.

Data processing expense. Data processing expense increased slightly by $22,000, or 0.7%, to $3.2 million in the first nine months of 2020 compared to $3.2 million for the same period of 2019, largely due to the normal increase in volume.

Legal and professional expense. Legal and professional expense increased $433,000, or 28.6%, from $1.5 million in the first nine months of 2019 compared to $1.9 million for the first nine months of 2020. This increase was primarily due to normal business activity.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies. These totaled $931,000 in first nine months of 2020 compared to $965,000 for the same period of 2019. The $34,000, or 3.5%, decrease primarily resulted from normal business activity.

Marketing and business promotion expenses. Marketing and business promotion expense decreased $470,000, or 50.8%, to $456,000 in the first nine months of 2020 compared to $926,000 for the same period of 2019. This decrease was primarily due to slowed business development activities during the COVID-19 pandemic.

Insurance and regulatory expenses. Insurance and regulatory assessments increased $20,000, or 2.7%, to $774,000, compared to $754,000 in the first nine months of 2019. This increase was due to  regulatory assessments.

Amortization expenses. Amortization of CDI was $1.1 million in the first nine months of 2020, compared to $1.2 million in the same period of 2019. The decrease was due the runoff of CDI from prior acquisitions.

Merger and conversion expenses. Merger and conversion expense was $741,000 in the first nine months of 2020 compared to $240,000 in the same period of 2019, following the completion of the PGBH acquisition in January 2020.

Other noninterest expense. Other noninterest expense totaled $3.4 million in the first nine months of 2020 compared to $2.6 million for the same period of 2019. The increase is partially attributable to an increase in the provision for off-balance sheet commitments of $374,000, a $969,000 increase in other loan related expenses and a mortgage servicing asset writedown of $416,000.

Income Tax Expense. Income tax expense was $9.8 million in the first nine months of 2020 compared to $12.0 million in the same period of 2019. This decrease was due to the $52,000 decrease in tax deductions for stock option exercises and $8.9 million decrease in pre-tax income. Effective tax rates were 31.0% and 29.5% in the first nine months of 2020 and 2019, respectively.

Net Income. Net income decreased $6.7 million to $21.8 million in the first nine months of 2020, compared to $28.5 million in the same period of 2019. The decrease is primarily due to the increase in the provision for loan and lease losses, the decrease in non-interest income and the increase in non-interest expense, partially offset by the increase in net interest income and decreased income tax expense.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets were $3.4 billion as of September 30, 2020 and $2.8 billion as of December 31, 2019. Cash and cash equivalents decreased by $3.1 million, the total gross loan portfolio increased by $558.2 million, primarily with increases in SBA, CRE, SFR mortgage and C&D loans. SFR mortgage loans held for sale decreased by $84.3 million in the nine months ended September 30, 2020.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at September 30, 2020 and December 31, 2019. The book value for securities classified as available for sale is reflected at fair market value and the book value for securities classified as held to maturity is reflected at amortized cost.

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value
U.S. government agency securities	$1,288	0.6%	$1,572	1.2%
SBA agency securities	4,515	2.0%	4,691	3.5%
Mortgage-backed securities, government sponsored agencies	17,818	8.0%	19,171	14.3%
Collateralized mortgage obligations	46,336	20.9%	11,654	8.7%
Commercial paper	109,188	49.1%	69,899	52.0%
Corporate debt securities (1)	33,930	15.3%	19,082	14.1%
Taxable municipal securities	1,587	0.7%	—	—
Total securities, available for sale, at fair value	$214,662	96.6%	$126,069	93.8%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$2,797	1.3%	$3,505	2.6%
Tax-exempt municipal securities	4,772	2.1%	4,827	3.6%
Total securities, held to maturity, at amortized cost	7,569	3.4%	8,332	6.2%
Total securities	$222,231	100.0%	$134,401	100.0%

(1)	Comprised of corporate note securities, commercial paper and financial institution subordinated debentures.

The tables below set forth investment securities AFS and HTM for the periods presented.

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2020	Cost	Gains	Losses	Value
Available for sale
U.S. government agency securities	$1,258	$30	$—	$1,288
SBA securities	4,262	253	—	4,515
Mortgage-backed securities - Government sponsored agencies	17,530	294	(6)	17,818
Collateralized mortgage obligations	45,948	479	(91)	46,336
Commercial paper	109,188	—	—	109,188
Corporate debt securities	33,412	560	(42)	33,930
Taxable municipal securities	1,623	—	(36)	1,587
	$213,221	$1,616	$(175)	$214,662
Held to maturity
Municipal taxable securities	$2,797	$156	$—	$2,953
Municipal securities	4,772	257	—	5,029
	$7,569	$413	$—	$7,982

December 31, 2019
Available for sale
U.S. government agency securities	$1,591	$—	$(19)	$1,572
SBA securities	4,671	42	(22)	4,691
Mortgage-backed securities- Government sponsored agencies	19,126	74	(29)	19,171
Collateralized mortgage obligations	11,641	38	(25)	11,654
Commercial paper	69,899	—	—	69,899
Corporate debt securities	18,801	281	—	19,082
	$125,729	$435	$(95)	$126,069
Held to maturity
Municipal taxable securities	$3,505	$147	$—	$3,652
Municipal securities	4,827	153	—	4,980
	$8,332	$300	$—	$8,632

The weighted-average taxable equivalent book yield on the total investment portfolio at September 30, 2020 was 1.14% with a weighted-average life of 3.3 years. This compares to a weighted-average yield of 2.27% with a weighted-average life of 3.0 years at December 31, 2019. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows the Company’s investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the Notes to the 2019 consolidated financial statements included in our 2019 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months			Twelve Months or More			Total
	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
(dollars in thousands)	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
September 30, 2020
Mortgage-backed securities- Government sponsored agencies	$(6)	$9,998	2	$-	$-	—	$(6)	$9,998	2
Collateralized mortgage obligations	(91)	29,260	6	—	—	—	(91)	29,260	6
Corporate debt securities	(42)	5,958	4	—	—	—	(42)	5,958	4
Taxable municipal securities	(36)	1,587	3	—	—	—	(36)	1,587	3
Total available for sale	$(175)	$46,803	15	$—	$—	—	$(175)	$46,803	15

Municipal securities	$—	$—	—	$—	$—	—	$—	$—	—
Total held to maturity	$—	$—	—	$—	$—	—	$—	$—	—

December 31, 2019
Government agency securities	$(19)	$1,572	2	$—	$—	—	$(19)	$1,572	2
SBA securities	(22)	1,469	2	—	—	—	(22)	1,469	2
Mortgage-backed securities-Government sponsored agencies	(5)	2,631	4	(24)	3,912	6	(29)	6,543	10
Collateralized mortgage obligations	(10)	5,738	3	(15)	953	2	(25)	6,691	5
Total available for sale	$(56)	$11,410	11	$(39)	$4,865	8	$(95)	$16,275	19

The Company did not record any charges for other-than-temporary impairment losses for the three and nine months ended September 30, 2020 and 2019.

Loans

At September 30, 2020, total loans held for investment, net of allowance for loan losses, totaled $2.7 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at September 30, 2020 and December 31, 2019:

	As of September 30, 2020		As of December 31, 2019
(dollars in thousands)	Amount	%	Amount	%
Loans: (1)
Commercial and industrial	$317,891	11.5	$274,586	12.5
SBA	111,193	4.0	74,985	3.4
Construction and land development	183,569	6.7	96,020	4.4
Commercial real estate (2)	975,187	35.4	793,268	36.1
Single-family residential mortgages	1,163,982	42.3	957,254	43.6
Other loans	3,331	0.1	821	0.0
Total loans	$2,755,153	100.0	$2,196,934	100.0
Allowance for loan losses	(26,634)		(18,816)
Total loans, net	$2,728,519		$2,178,118

(1)	Net of discounts and deferred fees and costs.

(2)	Includes non-farm & non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.

Total loans (HFI and HFS) increased $473.9 million, or 20.6%, to $2.8 billion at September 30, 2020 compared to $2.4 billion at December 31, 2019. The Company acquired $172.4 million in loans with the acquisition of PGBH in January 2020 and $32.9 million of loans were originated through the PPP loan program. The total loan portfolio increased primarily in SBA, CRE, SFR mortgage loans and C&D loans.

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

Commercial and industrial loans increased $43.3 million, or 15.8%, to $317.9 million as of September 30, 2020 compared to $274.6 million at December 31, 2019 due to organic loan growth.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR mortgage loans originated for a business purpose. The interest rate for the majority of these loans are prime-based and have a maturity of five years or less except for the SFR mortgage loans originated for a business purpose which may have a maturity of one year. Our policy maximum loan-to-value (“LTV”) ratio is 75% for commercial real estate loans. The total commercial real estate portfolio increased $181.9 million, or 22.9%, to $975.2 million at September 30, 2020, compared to $793.3 million at December 31, 2019. The Company acquired $32.8 million in CRE loans with the PGBH acquisition. The multi-family residential loan portfolio was $273.3 million as of September 30, 2020 and $235.8 million as of December 31, 2019. The SFR mortgage loan portfolio originated for a business purpose totaled $19.7 million as of September 30, 2020 and $19.2 million as of December 31, 2019.

Construction and land development loans. Construction and land development loans increased $87.5 million, or 91.2%, to $183.6 million at September 30, 2020 as compared to $96.0 million at December 31, 2019, as originations exceeded loan repayments. The following table shows the categories of our construction and land development portfolio as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020		As of December 31, 2019
(dollars in thousands)	Amount	% Mix	Amount	% Mix
Residential construction	$105,884	57.7	$60,749	63.3
Commercial construction	61,317	33.4	29,871	31.1
Land development	16,368	8.9	5,400	5.6
Total construction and land development loans	$183,569	100.0	$96,020	100.0

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

SBA loans increased $36.2 million, or 48.3%, to $111.2 million at September 30, 2020 compared to $75.0 million at December 31, 2019.  Of the increase, $32.9 million were through the SBA's PPP loan program.

SFR Loans. We originate both qualified and non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. As of September 30, 2020, we had $1.2 billion of SFR real estate loans, representing 42.3% of our HFI loan portfolio, excluding available for sale SFR loans.

Our non-qualified SFR loan product is a seven-year hybrid adjustable mortgage which re-prices at seven years to the one-year Constant Maturity Treasury rate plus 2.50%. The start rate for the seven-year hybrid in the Eastern region is 4.375% plus 1% in points. In the Western region we offer a seven-year hybrid and the start rate is 5.00%.

As of September 30, 2020, the weighted average loan-to-value of the portfolio was 60.02%, the weighted average FICO score was 749 and the average duration of the portfolio was 1.67 years.  We also offer qualifies SFR mortgage loans as a correspondent to a national financial institution.

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

SFR mortgage real estate loans (which include $5.9 million of home equity loans) increased $206.7 million, or 21.6%, to $1.2 billion as of September 30, 2020 as compared to $957.2 million as of December 31, 2019. This increase includes $133.0 million HFS loans transferred to HFI.  In addition, loans held for sale decreased $84.3 million, or 77.9% to $23.9 million as of September 30, 2020 compared to $108.2 million December 31, 2019. The decrease in loans held for sale is primarily due the disruption in the non-qualified secondary market caused by the COVID-19 pandemic.

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

Discounts on Purchased Loans. In connection with our acquisitions, we hire a third-party to determine the fair value of loans acquired. In many instances, fair values were determined by estimating the cash flows expected to result from those loans and discounting them at appropriate market rates. The excess of expected cash flows above the fair value of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs.

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by category:

	As of September 30, 2020			As of December 31, 2019
(dollars in thousands)	Amount		% (1)	Amount		% (1)
Loans:
Commercial and industrial	$3,665	1.15		$2,736	1.00
SBA	1,091	0.98		852	1.14
Construction and land development	2,420	1.32		1,268	1.32
Commercial real estate (2)	11,645	1.19		7,668	0.97
Single-family residential mortgages	7,779	0.67		6,182	0.65
Other	34	1.02		9	1.10
Allowance for loan losses	$26,634	0.97%		$18,715	0.86%

(1)	Represents the percentage of the allowance to total loans to the total ALLL.

(2)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $5.3 million at September 30, 2020 and $5.3 million at December 31, 2019.

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

Credit-discount on loans purchased through bank acquisitions. Purchased loans are recorded at market value in two categories, credit discount, and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of September 30, 2020 and December 31, 2019. We have recorded additional reserves of $2.0 million due to the credit discounts on acquired loans being less than the analysis for loan losses on those acquisitions as of September 30, 2020.

	As of September 30,	As of December 31,
(dollars in thousands)	2020	2019
Commercial and industrial	$63	$37
SBA	37	42
Construction and land development	8	—
Commercial real estate	1,296	1,657
Single-family residential mortgages	3,897	3,573
Total credit discount on purchased loans	$5,301	$5,309
Total remaining balance of purchased loans through acquisitions	$632,642	$579,329
Credit-discount to remaining balance of purchased loans	0.84%	0.92%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs (recoveries) to average loans were 0.01% and 0.0% for the three months, and 0.05% and zero for the nine months, ended September 30, 2020 and 2019, respectively.

The allowance for loan losses was $26.6 million at September 30, 2020 compared to $18.8 million at December 31, 2019. The $7.8 million increase was due to a $8.8 million loan loss provision primarily attributable to the higher loan balances, an increase in 30-89 day past due loans, an increase in non-performing loans and the expected impact of increased qualitative factors due to the COVID-19 pandemic.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Balance, beginning of period	$22,820	$18,561	$18,816	$17,577
Charge-offs:
Commercial and industrial	—		200	32
SBA	3	—	753	—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Single-family residential mortgages	—	—	—	—
Other	45		45
Total charge-offs	48	—	998	32
Recoveries:
Commercial and industrial	—	—	—	—
SBA	1	1	1	110
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Single-family residential mortgages	—	—	—	—
Total recoveries	1	1	1.00	110
Net charge-offs (recoveries)	47	(1)	997	(78)
Provision for loan losses	3,861	824	8,815	1,731
Balance, end of period	$26,634	$19,386	$26,634	$19,386
Total loans at end of period (1) (2)	$2,755,153	$2,126,145	$2,755,153	$2,126,145
Average loans (2)	$2,644,541	$2,102,166	$2,500,929	$2,110,076
Net charge-offs (recoveries) annualized, to average loans	0.01%	0.00%	0.05%	0.00%
Allowance for loan losses to total loans	0.97%	0.91%	0.97%	0.91%
Credit-discount on loans purchased through acquisitions	$5,301	$2,712	$5,301	$2,712

(1)	Total loans are net of discounts and deferred fees and costs.

(2)	Excludes loans held for sale.

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

	As of September 30,	As of December 31,
(dollars in thousands)	2020	2019
Accruing troubled debt restructured loans:
Commercial and industrial	$502	$—
SBA	37	45
Construction and land development	—	264
Commercial real estate	1,444	1,472
Total troubled debt restructured loans	1,983	1,781
Non-accruing troubled debt restructured loans:
Commercial and industrial	$1,147	$—
SBA	—	—
Commercial real estate	—	—
Total non-accruing troubled debt restructured loans	1,147	—
Non-accrual loans:
Commercial and industrial	$1,622	$—
SBA	9,680	9,378
Construction and land development	761	—
Commercial real estate	1,168	725
Single-family residential mortgages	2,747	1,334
Other	15	—
Total non-accrual loans	15,993	11,437
Loans past due 90 days or more, still accruing	—	—
Total non-performing loans	17,976	13,218
Other real estate owned	293	293
Nonperforming assets	$18,269	$13,511
Allowance for loan losses to nonperforming loans	148.16%	141.59%
Nonperforming loans to total loans (excluding HFS loans)	0.65%	0.60%
Nonperforming assets to total assets	0.54%	0.48%

The $4.8 million increase in nonperforming loans at September 30, 2020 was primarily due to the additions to non-accrual loans of two SBA loans totaling $3.7 million, two commercial and industrial loans totaling $1.0 million and two single-family mortgage loans totaling $653,000.

Our 30-89 day delinquent loans increased to $23.0 million as of September 30, 2020 from $5.3 million as of December 31, 2019. Refer to Note 5 to the consolidated financial statements herein for the detail of past due loans as of September 30, 2020 and December 31, 2020. The increase in past due loans was due to the economic impact of the COVID-19 pandemic.

We did not recognize any interest income on nonaccrual loans during the periods ended September 30, 2020 and December 31, 2019 while the loans were in nonaccrual status. We recognized interest income on loans modified under TDRs of $33,000 and $176,000 during the three months ended September 30, 2020 and 2019, and $103,000 and $222,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

COVID-19 Impact on Loan Quality

We increased SBA lending during the third quarter of 2020 as many of the Bank’s customers sought to participate in the SBA’s PPP Program. As of September 30, 2020, the Company has processed approximately 260 PPP loans with the SBA in the total amount of approximately $32.9 million or 1.2% of the Company’s total HFI loan portfolio. In addition to actively participating in the PPP loan program, we are making available to our SBA customers the SBA six-month payment guarantee program.

As of September 30, 2020, borrowers representing approximately 470 SFR mortgage loans totaling $219.2 million, or 8.0% of the Company’s total HFI loan portfolio, and 100 commercial borrowers representing $214.7 million, or 7.8% of the Company’s HFI loan portfolio, have requested some form of payment deferral. The majority of our non-single-family residential loan portfolio customer requests is to defer payment for three months.  As of October 23, 2020, borrowers representing approximately 52 SFR mortgage loans totaling $35.2 million, or 1.3%, of the Company's HFI loan portfolio, 15 commercial borrowers representing $70.2 million, or 2.6%, of the Company's HFI loan portfolio, are still on a deferral plan.  It is too early in the pandemic-induced economic slowdown to determine the total amount of loans that will ultimately require payment deferrals.

Cash and Cash Equivalents. Cash and cash equivalents decreased $3.1 million, or 1.7%, to $178.6 million as of September 30, 2020 as compared to $181.8 million at December 31, 2019. This increase was primarily due to $80.5 million in cash from operating activities, $355.3 million in cash from financing activities, partially offset by $439.0 million used in investing activities.

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

Goodwill and Other Intangible Assets. Goodwill was $69.2 million at September 30, 2020 and $58.6 million at December 31, 2019. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consist of core deposit intangibles, were $5.5 million and $6.1 million at September 30, 2020 and December 31, 2019, respectively. The goodwill balance increased from December 31, 2019 as a result of the PGBH acquisition. The CDI assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of eight to ten years. We performed a goodwill impairment analysis as of March 31 and June 30, 2020, and found no impairment.

Liabilities. Total liabilities increased by $557.3 million to $2.9 billion at September 30, 2020 from $2.4 billion at December 31, 2019, primarily due to a $150.0 FHLB long-term advances plus $362.8 million in deposit growth.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of September30, 2020, the Bank considers $2.3 billion or 88.5% of our deposits as core relationships.

As of September 30, 2020, our top ten deposit relationships totaled $385.3 million, of which three are related to directors and shareholders of the Company for a total of $61.5 million, or 15.9% of our top ten deposit relationships. As of September 30, 2020, our directors and shareholders with deposits over $250,000 totaled $87.2 million or 5.2% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates for the three months ended September 30, 2020 and year ended December 31, 2019:

	For the Three Months Ended		For the Year Ended
	September 30, 2020		December 31, 2019
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$595,264	—	$421,174	—
Interest-bearing:
NOW	59,450	0.34	24,925	0.27
Savings	126,635	0.10	97,670	0.20
Money market	454,821	0.56	370,451	1.19
Time, less than $250,000	699,764	1.44	712,534	2.25
Time, $250,000 and over	584,587	1.50	566,810	2.35
Total interest-bearing	1,925,257	1.14	1,772,390	1.93
Total deposits	$2,520,521	0.87	$2,193,564	1.56

The following table sets forth the maturity of time deposits of $250,000 or more and wholesale deposits as of September 30, 2020:

(dollars in thousands)	Three Months	Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits, $250,000 and over	$101,382	$155,690	$335,852	$22,448	$615,372
Wholesale deposits (1)	13,388	41,496	21,005	10,916	86,805
Time, brokered	—	—	14,967	2,400	17,367
Total	$114,770	$197,186	$371,824	$35,764	$719,544

(1)	Wholesale deposits are defined as time deposits originated through via internet rate line and/or through other deposit originators.

We acquire wholesale time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits was $86.8 million as of September 30, 2020 and $26.0 million as of December 31, 2019. The Bank had $17.4 million in brokered deposits at September 30, 2020 and $67.1 million as of December 31, 2019. The brokered deposits were acquired to support our loan growth.

Total deposits increased $362.8 million to $2.6 billion at September 30, 2020 as compared to $2.2 billion at December 31, 2019. As of September 30, 2020, total deposits were comprised of 24.6% noninterest-bearing demand accounts, 25.1% of interest-bearing non-maturity accounts and 50.3% of time deposits.

As of September 30, 2020, $124,000 in deposit overdrafts were reclassified as other loans. As of December 31, 2019, the amount was $111,000.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. We had $40.0 million in FHLB short-term advances at September 30, 2020 at an overnight rate of 19 basis points, and none at December 31, 2019. In the first quarter of 2020, the Company obtained $150.0 million in long-term FHLB advances. The term is five years, maturing by March 2025. The average fixed interest rate is 1.18%. The Company secured this funding in case there is a liquidity issue caused by the COVID-19 pandemic and to obtain an attractive interest rate. The following table sets forth information on our total FHLB advances during the periods presented:

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2020	2019	2020	2019
Outstanding at period-end	$190,000	$35,000	$190,000	$35,000
Average amount outstanding	151,739	13,261	118,029	148,101
Maximum amount outstanding at any month-end	190,000	35,000	190,000	364,500
Weighted average interest rate:
During period	1.16%	2.42%	1.17%	2.58%
End of period	0.97%	2.08%	0.97%	2.08%

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

Subordinated Debentures. Subordinated debentures consist of subordinated notes. As of September 30, 2020 and December 31, 2019, the amount outstanding was $14.2 million and $9.7 million, respectively. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt. These subordinated notes consist of the following:

The Company maintains the Trust, which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). These trust preferred securities were originally issued by the Trust, which was a subsidiary of TFC, which was acquired by the Company in February 2016. The Company determined the fair value as of the valuation date of the Trust issuance was $3.3 million, indicating a discount of $1.9 million. The underlying debentures bear interest equal to three month LIBOR plus 1.65%, payable each March 15, June 15, September 15 and December 15. The maturity date is March 15, 2037. The subordinated debentures have a variable rate of interest equal to the three month LIBOR plus 1.65%, which was 1.90% as of September 30, 2020 and 3.54% at December 31, 2019.

The Company maintains FAIC Trust, which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). These trust preferred securities were originally issued by FAIC Trust, which was a subsidiary of FAIC, which the Company acquired in October 2018. The Company determined the fair value as of the valuation date of the FAIC Trust issuance was $6.0 million, with a discount of $1.2 million. The underlying debentures bear interest equal to three month LIBOR plus 2.25%, payable each March 15, June 15, September 15 and December 15. The maturity is December 15, 2034. The rate at September 30, 2020 was 2.50% and 4.14% at December 31, 2019.

In January 2020, the Company, through the acquisition of PGBH, acquired PGBH Trust, a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at September 30, 2020 was 2.35%.

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

Shareholders’ equity increased $13.7 million, or 3.4%, to $421.4 million during the nine-month period ending September 30, 2020 due to $21.8 million of net income, $712,000 from the exercise of stock options, $494,000 from stock-based compensation, and a $776,000 increase in net accumulated other comprehensive income, which was partially offset by $4.8 million of common dividends declared and by $5.3 million of common stock repurchases. The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on AFS securities.

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

As of September 30, 2020 and December 31, 2019, we had $92.0 million and $49.0 million, respectively, of unsecured federal funds lines with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window were $14.9 million at June 30, 2020 and $14.3 million at December 31, 2019, respectively. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $28.6 million and $28.7 million as of September 30, 2020 and December 31, 2019, respectively. We did not have any borrowings outstanding with the Federal Reserve at September 30, 2020 and December 31, 2019, and our borrowing capacity is limited only by eligible collateral.

At September 30, 2020, we had $150.0 million in FHLB long-term advances outstanding, and none at December 31, 2019. At September 30, 2020, we had $40.0 million in FHLB short-term (overnight) advances outstanding, and none at December 31, 2019. Based on the values of loans pledged as collateral, we had $859.9 million of borrowing capacity with the FHLB as of September 30, 2020 and $636.5 million at December 31, 2019. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

The table below summarizes the minimum capital requirements applicable to RBB and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to RBB and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as RBB’s and the Bank’s capital ratios as of September 30, 2020 and December 31, 2019. RBB and the Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at September 30, 2020	Ratio at December 31, 2019	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	11.47%	12.89%	4.00%	5.00%	5.00%
Bank	14.16%	15.23%	4.00%	5.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	14.11%	17.16%	7.00%	6.50%	6.50%
Bank	18.13%	20.87%	7.00%	6.50%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	14.69%	17.65%	8.50%	8.00%	8.00%
Bank	18.13%	20.87%	8.50%	8.00%	8.00%
Total Risk-Based Capital Ratio
Consolidated	20.05%	23.82%	10.50%	10.00%	10.00%
Bank	19.26%	21.86%	10.50%	10.00%	10.00%

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

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at September 30, 2020:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,296,710	$—	$—	$—	$1,296,710
Time deposits	1,232,580	70,341	12,117	—	1,315,038
FHLB advances and other borrowings	40,000	—	150,000	—	190,000
Long-term debt	—	—	—	104,305	104,305
Subordinated debentures	—	—	—	14,229	14,229
Leases	5,416	8,884	5,458	10,117	29,875
Total contractual obligations	$2,574,706	$79,225	$167,575	$128,651	$2,950,157

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

Non-GAAP Financial Measures

Some of the financial measures included herein are not measures of financial performance recognized by GAAP. These non-GAAP financial measures include “tangible common equity to tangible assets,” “tangible book value per share,” “return on average tangible common equity,” “adjusted earnings,” “adjusted diluted earnings per share,” “adjusted return on average assets,” “adjusted return on average tangible common equity,” and “efficiency ratio”. Our management uses these non-GAAP financial measures in its analysis of our performance.

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

(dollars in thousands)	September 30, 2020	December 31, 2019
Tangible common equity:
Total shareholders' equity	$421,416	$407,690
Adjustments
Goodwill	(69,243)	(58,563)
Core deposit intangible	(5,519)	(6,100)
Tangible common equity	$346,654	$343,027
Tangible assets:
Total assets-GAAP	$3,359,576	$2,788,535
Adjustments
Goodwill	(69,243)	(58,563)
Core deposit intangible	(5,519)	(6,100)
Tangible assets:	$3,284,814	$2,723,872
Common shares outstanding	19,739,280	20,030,866
Tangible common equity to tangible assets ratio	10.55%	12.59%
Book value per share	$21.35	$20.35
Tangible book value per share	$17.56	$17.12

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net income available to common shareholders	$8,520	$8,012	$21,781	$28,534
Average shareholder's equity	420,326	397,392	414,810	390,576
Adjustments:
Goodwill	(69,210)	(58,383)	(70,071)	(58,383)
Core deposit intangible	(5,755)	(6,675)	(5,940)	(7,065)
Adjusted average tangible common equity	$345,361	$332,334	$338,799	$325,128
Return on average tangible common equity	9.81%	9.56%	8.59%	11.73%

Efficiency Ratio. The Company uses certain non-GAAP financial measures to provide supplemental information regarding the Company’s performance. The efficiency ratio is non-interest expense divided by net interest income plus non-interest income. The efficiency ratio is presented for the quarters ended September 30, 2020 and 2019, plus the nine-month periods ending September 30, 2020 and 2019.

	For the three months ended		For the nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Efficiency Ratio (non-GAAP)
Non-interest expense	$13,978	$13,786	$45,060	$44,010
Net interest income	27,251	23,512	75,878	73,741
Non-interest income	2,727	2,799	9,550	12,497
Net interest income and non-interest income	$29,978	$26,311	$85,428	$86,238
Efficiency ratio	46.63%	52.40%	52.75%	51.03%

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

	As of
(dollars in thousands)	September 30, 2020	December 31, 2019
Adjusted core deposit to total deposit ratio:
Core deposits (1)	$2,011,046	$1,651,678
Adjustments to core deposits
CD > $250,000 considered core deposits (2)	467,134	446,968
Less brokered deposits considered non-core	(17,367)	(67,089)
Less internet deposits < $250,000 considered non-core (3)	(86,805)	(26,025)
Less other deposits not considered core (4)	(63,175)	(60,719)
Adjusted core deposits	$2,310,833	1,944,813
Total deposits	$2,611,749	$2,249,061
Adjusted core deposits to total deposits ratio	88.48%	86.47%

(1)	Core deposits comprise all demand and savings deposits of any amount plus time deposits less than $250,000.

(2)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.

(3)	Comprised of internet and outside deposit originator time deposits less than $250,000, which are not considered to be core deposits.

(4)

Comprised of demand and savings deposits in relationships over $250,000, which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.

Net Non-Core Funding Dependency Ratio. Management measures net non-core funding dependency ratio by using the data provided under “Core Deposits to Total Deposits Ratio” above to make adjustments to the traditional definition of net non-core funding dependency ratio. The traditional net non-core funding dependency ratio measures non-core funding sources less short-term assets divided by total earning assets. The ratio indicates the dependency of the Company on non-core funding. As of September 30, 2020, short-term borrowings consist of FHLB open advances that reprice daily without a fixed maturity date. The following table reconciles the adjusted net non-core dependency ratio.

	As of	As of
(dollars in thousands)	September 30, 2020	December 31, 2019
Non-core deposits (1)	$600,703	$597,382
Adjustment to Non-core deposits:
CD > $250,000 considered core deposits (2)	(467,134)	(446,968)
Brokered deposits	17,367	67,089
Internet deposits considered non-core (3)	86,805	26,025
Other deposits not considered core (4)	63,175	60,719
Adjusted non-core deposits	300,915	304,247
Short term borrowings outstanding	—	—
Adjusted non-core liabilities (A)	300,915	304,247
Short term assets (5)	236,961	71,303
Adjustment to short term assets:
Purchased receivables with maturities less than 90-days	—	—
Adjusted short term assets (B)	236,961	71,303
Net non-core funding (A-B)	$63,954	$232,944
Total earning assets	$3,165,689	$2,587,093
Adjusted net non-core funding dependency ratio	2.02%	9.00%

(1)	Non-core deposits are time deposits greater than $250,000.

(2)	Time deposits to core customers over $250,000.

(3)	Internet and outside deposit originator time deposits less than $250,000.

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2020
Dollar change	$161	$905	$5,072	$12,035
Percent change	0.14%	0.80%	4.48%	10.63%
December 31, 2019:
Dollar change	$4,224	$5,034	$5,568	$11,629
Percent change	4.69%	5.59%	6.18%	12.91%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models gradual -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

We are within board policy limits for the +/-100 and +/-200 basis point scenarios. The NII at Risk reported at September 30, 2020, projects that our earnings are expected to be neutral to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets increased resulting in a position shift from slightly asset sensitive to interest rate neutral.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2020
Dollar change	$38,837	$10,736	$(7,600)	$(11,506)
Percent change	9.82%	2.71%	-1.92%	-2.91%
December 31, 2019:
Dollar change	$(73,739)	$(45,290)	$298	$485
Percent change	-17.48%	-10.74%	0.07%	0.11%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate +/-100 and +/-200 basis point parallel shifts in market interest rates.

We are within board policy limits for the +/-100 and +/-200 basis point scenarios . The EVE reported at September 30, 2020 projects that as interest rates increase immediately, the economic value of equity position will be expected to decrease slightly. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

The following risk factor supplements should be read in conjunction with, the risk factors described in our 2019 Annual Report as previously disclosed in Item 1A to Part I of our consolidated audited financial statements, as filed with the SEC on March 16, 2020. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2 for “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

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

As of September 30, 2020, we had $69.8 million recorded as goodwill. We evaluate our goodwill for impairment at least annually. Although we conducted an impairment assessment of goodwill and intangibles in the first, second and third quarters of 2020 and the impairment evaluation did not identify any impairment in those quarters of 2020, there can be no assurances that prolonged significant negative economic trends resulting from the COVID-19 pandemic, including the lack of recovery in the market price of our common stock, or reduced estimates of future cash flows or disruptions to our business, will not result in impairments to goodwill or other intangibles, such as our core deposit intangibles. If our analysis results in impairment to goodwill or other intangibles, we would be required to record an impairment charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such change could have a material adverse effect on our financial condition, results of operations and stock price.

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

We are an “emerging growth company”. For as long as we continue to be an emerging growth company, we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. The SEC permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Since RBB’s IPO, it has been the Company’s intention to take advantage of certain temporary exemptions from various reporting requirements and we are taking advantage of additional transitional relief available to emerging growth companies, which for RBB will be available through the end of 2022. We may take advantage of these provisions for up to five years (which should be through December 2022), unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive if we rely on the foregoing reporting requirements, which may result in a less active trading market and increased volatility in our stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 24, 2019, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 1.0 million shares of our common stock.  For the three months ended September 30, 2020, we did not repurchased shares of common stock, as set forth in the table below.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2020 to July 31, 2020	—	$—	—	482,131
August 1, 2020 to August 31, 2020	—	$—	—	482,131
September 1, 2020 to September 30, 2020	—	$—	—	482,131
Total	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No	Description of Exhibits

2.1	Agreement and Plan of Merger By and Among RBB Bancorp, Royal Business Bank, PGH Holdings, Inc. and Pacific Global Bank, effective as of September 5, 2019 (1)

3.1	Articles of Incorporation of RBB Bancorp (2)

3.2	Bylaws of RBB Bancorp (3)

3.3	Amendment to Bylaws of RBB Bancorp (5)

4.1	Specimen Common Stock Certificate of RBB Bancorp (4)

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

RBB BANCORP
(Registrant)

Date: November 9, 2020	/s/ David Morris
David Morris Duly Authorized Officer, Executive Vice President and Chief Financial Officer