Form 10-K
period 2020-12-31
RBB Bancorp
filed 2021-03-09
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $250,297,115.

The number of shares of Registrant’s Common Stock outstanding as of March 2, 2021, was 19,517,486.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 19, 2021, are incorporated by reference into Part III of this Report.

Table of Contents

i

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, the term “Bancorp” refers to RBB Bancorp and the term “Bank” refers to Royal Business Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall,” “should,” “will,” “predicts,” “potential,” “continue,” “possible,” “optimistic,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

●	U.S. and international business and economic conditions;

●	possible additional provisions for loan losses and charge-offs;

●	credit risks of lending activities and deterioration in asset or credit quality;

●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;

●	increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;

●	potential goodwill impairment;

●	liquidity risk;

●	fluctuations in interest rates;

●

the expected discontinuation of the London Interbank Offering Rate (“LIBOR”) after 2021, and uncertainty regarding potential alternative reference rates, including the Secured Overnight Financing Rate ("SOFR");

●	risks associated with acquisitions and the expansion of our business into new markets;

●	inflation and deflation;

●	real estate market conditions and the value of real estate collateral;

●	environmental liabilities;

●	our ability to compete with larger competitors;

●	our ability to retain key personnel;

●	successful management of reputational risk;

●	severe weather, natural disasters, acts of war or terrorism, public health issues (including novel coronavirus, or COVID-19), or other adverse external events could harm our business;

●	general economic or business conditions in Asia, and other regions where the Bank has operations;

●	failures, interruptions, or security breaches of our information systems;

●	our ability to adapt our systems to the expanding use of technology in banking;

●	risk management processes and strategies;

●	adverse results in legal proceedings;

●	the impact of regulatory enforcement actions, if any;

●	certain provisions in our charter and bylaws that may affect acquisition of the Company;

●	changes in tax laws and regulations;

●

the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters, including Accounting Standards Update (“ASU” or “Update”) 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the Current Expected Credit Loss (“CECL”) model, which will change how we estimate credit losses and may increase the required level of our allowance for credit losses after adoption on December 31, 2022;

●	market disruption and volatility;

●	fluctuations in the Bancorp’s stock price;

●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;

●	issuances of preferred stock;

●	our ability to raise additional capital, if needed, and the potential resulting dilution of interests of holders of our common stock; and

●	the soundness of other financial institutions.

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

On January 10, 2020, we acquired PGB Holdings Inc. ("PGBH") and its wholly-owned subsidiary, Pacific Global Bank (“PGB”) in an all cash transaction for $32.9 million. At the time of the acquisition, PGB had approximately $217.9 million in total assets, $191.7 million in total deposits, and three branches in Chicago, Illinois.

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

In addition, in 2016, we became a community development financial institution (“CDFI”) which is a financial institution that has a primary mission of community development, serves a target market, is a financing entity, provides development services, remains accountable to its community, and is a non-governmental entity. CDFIs are certified by the CDFI Fund at the U.S. Department of the Treasury, (“Treasury”) which provide funds to CDFIs through a variety of programs. The Bank has received grants totaling $1.1 million from the CDFI Fund (zero in 2020, $479,000 in 2019, $233,000 in 2018 and $415,000 in prior years). We have established a CDFI advisory board to assist the Bank in finding organizations that provide services to low-to-moderate income people. In our commitment to this designation, the Bank has a policy that requires all directors and management above the level of vice president to contribute at least 24 hours of community service annually to a qualified organization.

The Bank currently operates 22 branches across two separate regions: the Western region (sometimes referred to as the Los Angeles region) with branches in Los Angeles County, California; Orange County, California; Ventura County, California; Clark County, Nevada; and our Eastern region (sometimes referred to as the New York region) with branches in Manhattan, Brooklyn and Queens, New York; Chicago, Illinois and Edison, New Jersey. We currently have nine branches in Los Angeles County, located in downtown Los Angeles, San Gabriel, Torrance, Rowland Heights, Monterey Park, Silver Lake, Arcadia, Cerritos, and Diamond Bar; we have one branch in Orange County, located in Irvine. We have two branches in Ventura County, located in Oxnard and Westlake Village, and one branch in Las Vegas, Nevada. We have six branches located in Manhattan, Brooklyn, Queens in New York State and one in Edison, New Jersey.  We have two branches in Chicago; one in the Bridgeport area and one in the Chinatown area.

As of December 31, 2020, the Company had total consolidated assets of $3.4 billion, total consolidated held for investment loans of $2.7 billion, total consolidated deposits of $2.6 billion and total consolidated shareholders’ equity of $428.5 million. Our common stock is traded on the NASDAQ Global Select Market under the symbol “RBB”.

Our Strategic Plan

In connection with the organization of the Bank, we adopted a strategic plan that we update periodically to reflect the Bank’s growth and recent developments. The Bank’s current strategic plan contains the following key elements:

●	Maintain regulatory capital levels well in excess of fully phased-in Basel III requirements;

●	Provide commercial banking services and products primarily to businesses and their owners operating within Chinese-American communities;

●	Maintain a board of directors comprised of local business leaders who work closely with community leaders;

●	Attract and retain an experienced management team with demonstrated industry knowledge and lending expertise;

●	Focus on a target market consisting of businesses that:

o

are located in southern California, the San Francisco Bay area, the Chicago metropolitan area, the New York metropolitan area (including northern New Jersey), and Nevada, with possible future geographic expansion currently focused on Hawaii, Seattle, Philadelphia and Houston;

o	provide or receive goods or services to or from Asian countries, primarily China (including Hong Kong and Macau) and Taiwan;

o	have annual sales between $5 million and $50 million and between approximately 50 to 500 employees;

o	have loan needs of $1 million to $7 million; and

o	prioritize using bankers with strong market knowledge who are dedicated to serving the local markets in which we operate.

●	Provide four main lending products:

o	CRE lending consisting of commercial real estate loans and construction and development (“C&D”) loans;

o	C&I lending that emphasizes trade finance, operating lines of credit, and working capital loans secured by inventory, accounts receivables, fixed assets and real estate;

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

Market Area

We are headquartered in Los Angeles County, California. We currently have nine branches in Los Angeles County located in downtown Los Angeles, San Gabriel, Torrance, Rowland Heights, Monterey Park, Silver Lake, Arcadia, Cerritos, and Diamond Bar. We operate primarily in the Los Angeles-Long Beach-Anaheim, California MSA. With over 13 million residents, it is the largest MSA in California, the second largest MSA in the United States, and one of the most significant business markets in the world. It is estimated that the greater Los Angeles area has a gross domestic product of approximately $1 trillion, which would rank it as the 16th largest economy in the world. The economic base of the area is heavily dependent on small- and medium-sized businesses, providing us with a market rich in potential customers. According to the U.S. Census Bureau, Asian Americans account for 14.7% of the over 10.0 million residents in Los Angeles County as of 2019.  We also maintain one branch in Irvine, Orange County, California.

We operate two branches in Ventura County, California, in Westlake Village and Oxnard. Westlake Village is considered part of the Los Angeles-Long Beach-Anaheim, California MSA and has similar market characteristics. Oxnard has similar market characteristics of Ventura County, which is home to a broad array of industries, including agriculture, professional business services, technology and tourism. Its proximity to one of the world’s leading wine-growing regions and its 43 miles of coastline attracts a large number of visitors. Ventura County is not only a port of call for travelers, but also a shipping hub for automobiles and agricultural goods. Port Hueneme serves as a distribution hub for automobile manufacturers and is a collection point for many agricultural goods that are shipped throughout the United States. According to the U.S. Census Bureau, Asian Americans account for 7.3% of the 847,263 residents in Ventura County as of 2019.

We operate one branch in the Las Vegas-Paradise, Nevada MSA. This MSA is located in the southern part of the state of Nevada, and includes the cities of Las Vegas, Henderson, North Las Vegas, and Boulder City. A central part of the MSA is the Las Vegas Valley, a 600 square mile basin that includes the MSA’s largest city, Las Vegas. With a 2016 gross domestic product of approximately $118 billion, this MSA contains the largest concentration of people in the state (approximately 2.2 million), and is a significant tourist destination, drawing over 43 million international and domestic visitors in 2016. According to the U.S. Census Bureau, Asian Americans account for 10.0% of the over 2.3 million residents in Clark County as of 2019.

We operate seven branches in the New York City/New Jersey metropolitan MSA. This MSA is located in the south-eastern part of the state of New York and northern New Jersey, and includes the boroughs of Manhattan, Queens and Brooklyn, plus our branch in Edison, New Jersey. A central part of the MSA is the borough of Manhattan. With a 2016 gross domestic product of approximately $1.7 billion, this MSA contains the largest concentration of people in the state, and is a significant business and tourist destination. According to the 2019 U.S. Census Bureau, Asian Americans account for 12% of the over 19.1 million residents in metropolitan New York City.

As a result of the PGB acquisition, we operate two branches in the Chinatown area of Chicago (following the closure of one Chicago branch in February 2021) in the metropolitan area of Chicago-Naperville-Elgin MSA. According to the U.S. Census Bureau, as of 2019, Asians account for 90% of Chicago’s Chinatown population, and the Asian population is 7% of the over 9.5 million residents in the Chicago metropolitan area.

Our Competition

We view the Chinese-American banking market, including the Company, as comprised of 32 banks divided into three segments: publicly-traded banks (4 banks), locally-owned banks (15 banks), and banks that are subsidiaries of Taiwanese or Chinese banks (17 banks).  Fifteen of the locally-owned banks are based in California. We are currently the sixth-largest bank among this group of 32 banks.

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

Our loan portfolio currently consists of four loan types: CRE, C&I, SFR and SBA, with diversified product offerings within each type. The charts below shows our loan portfolio composition as of December 31, 2020, separately by type of collateral support and relevant business line. As described below, the type of collateral supporting a loan is not necessarily indicative of the business line from which the loan was generated.

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

We have four principal lending areas:

Commercial and Industrial Loans. We have significant expertise in small to middle market commercial and industrial lending. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our clients due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our clients, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio since December 31, 2010, while maintaining strong asset quality. As of December 31, 2020, we had outstanding commercial and industrial loans of $290.1 million, or 10.7% of our total loan portfolio. We had $2.2 million non-performing commercial and industrial loans as of December 31, 2020 and no non-performing commercial and industrial loans as of December 31, 2019.

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

The total commercial real estate portfolio was $1.0 billion at December 31, 2020 of which $198.8 million was secured by owner occupied properties. The multi-family residential loan portfolio totaled $346.6 million as of December 31, 2020. The single-family residential loan portfolio originated for a business purpose totaled $24.0 million as of December 31, 2020. Our non-performing commercial real estate loans as of December 31, 2020 were $2.6 million.

Construction and land development loans. Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. As of December 31, 2020, our real estate construction loan portfolio was divided among the foregoing categories: $124.3 million, or 66.4%, of residential construction; $45.5 million, or 24.4%, of commercial construction; and $16.9 million, or 9.2%, of land acquisition and development.

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

We originate SBA loans through our branch staff, loan officers and through SBA brokers. In 2020, we originated $52.3 million in SBA loans, of which $32.9 million were PPP loans and $19.4 million were SBA 7A originations. Of SBA loan originations, $45.2 million, or 86.4%, were produced by branch staff and loan officers. The remaining $7.1 million, or 13.6%, was referred to us through SBA brokers.

As of December 31, 2020 our SBA portfolio totaled $97.8 million of which $48.5 million is guaranteed by the SBA and $49.4 million is unguaranteed, of which $37.6 million is secured by real estate and $11.8 million is unsecured or secured by business assets.  There are $32.9 million SBA loans originated under the Payroll Protection Program (“PPP”).  We monitor the unguaranteed portfolio by type of real estate collateral. As of December 31, 2020, $22.7 million or 46.1% is secured by hotel/motels; $7.3 million or 14.7% by gas stations; and $19.4 million or 39.2% in other real estate types. We further analyze the unguaranteed portfolio by location. As of December 31, 2020, $19.6 million or 39.8% is located in California; $8.3 million or 16.8% is located in Washington state; $5.1 million or 10.4% is located in Nevada; $4.4 million or 8.9% is located in Texas; $1.8 million or 3.7% is located in New York; and $10.1 million or 20.4% is located in other states. Our non-performing SBA loans as of December 31, 2020 amounted to $6.9 million of which $5.2 million are guaranteed by the SBA.

SFR Loans. We originate mainly non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. Our loan product is a seven-year hybrid adjustable mortgage with a current start rate of 4.0% plus 0%-1% in points, which re-prices after five or seven years to the one-year CMT plus 2.50%. We also offer qualified mortgage program as a correspondent to major banking financial institutions. As of December 31, 2020, we had $1.1 billion of SFR mortgage loans, representing 41.5% of our total loan portfolio, excluding available for sale SFR loans. We had 12 non-performing single-family residential real estate loans as of December 31, 2020 totaling $7.7 million.

We originate these non-qualified single-family residential mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationship with us. During 2020, we originated $287.3 million of such loans through our retail channel, and $131.8 million through our correspondent and wholesale channel.

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

Our intention is to continue selling SFR mortgage loans to these investors.  However, our correspondents have moved away from the non-qualified mortgage product to the standard FNMA product.  Therefore, we expect we will have lower non-qualified mortgage sales and higher FNMA sales.  In addition, the current low start rate makes it unprofitable to currently sell non-qualified mortgage loans to institutional investors.

In our Eastern region, we originate 15-year and 30-year conforming mortgages which are sold directly to FNMA. During 2020, we originated $108.9 million of these loans.

Consumer Loans. During 2018, we started an automobile lending unit to support the Chinese-American immigrant community. We do not expect material volumes of business in this area as it is an accommodation to our customers. As of December 31, 2020, such loans amounted to $4.1 million, and consist primarily of automobile loans.

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

As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2020, $2.3 billion or 87.72% of our relationships are considered core relationships.

Many of our management team members, including in many cases branch managers, have worked together for up to 30 years, and our deposits relationships have been cultivated over that time period. Many of our depositors have relationships with executive officers and our board of directors. Our ability to gather deposits, particularly core deposits, is an important aspect of our business franchise and we believe core deposits are a significant driver of franchise value as a cost efficient and stable source of funding to support our growth. As of December 31, 2020, we had $2.6 billion of total deposits, with an average total interest-bearing deposit cost of 1.01% for the year 2020.

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

PGBH Trust. In connection with our 2020 acquisition of PGB and its holding company, PGBH, the Company acquired Pacific Global Bank Trust I (“PGB Capital Trust I”), a statutory business trust that was established by PGB in 2004 under the laws of Delaware as a wholly-owned subsidiary.

Each of the foregoing Trusts issued trust preferred securities representing undivided preferred beneficial interests in the assets of the Trusts. The proceeds of these trusts preferred securities were invested in certain securities issued by us, with similar terms to the relevant series of securities issued by the Trusts, which we refer to as subordinated debentures. The Company guarantees on a limited basis the payments of distributions on the capital securities of the Trusts and payments on redemption of the capital securities of the Trusts. The Company is the owner of all the beneficial interests represented by the common securities of the Trusts.

FAIB Capital Corp. In connection with the 2018 acquisition of FAIC, the Company acquired a real estate investment trust (“REIT”) as a wholly-owned subsidiary of the Bank. FAIB Capital Corp. is a New York State corporation formed on August 28, 2013. The purpose of the REIT is to minimize New York State and local taxes.

With the acquisition of FAIC, we acquired four inactive subsidiaries: FAIC Insurance Services (a New York corporation formed in 2006), and P4G8, LLC, FAIB Reacquisitions I, LLC and FAIB REO Acquisition II, LLC, each of which are New York limited liability companies. FAIC Insurance Services was dissolved in January 2020, and the other three subsidiaries were dissolved in 2019.

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

Human Capital Resources

We believe in the value of teamwork and the power of diversity. We expect and encourage participation and collaboration, and understand that we need each other to be successful. We value accountability because it is essential to our success, and we accept our responsibility to hold ourselves and others accountable for meeting shareholder commitments and achieving exceptional standards of performance.

Staffing Model. The majority of our staff are regular full-time employees. We also employ regular part-time associates and some seasonal/temporary associates. As of December 31, 2020, we had 360 full-time employees and 11 part-time employees, totaling 365.5 full-time equivalent staff.  We do not outsource job functions or use subcontractors to fill open positions. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.

Diversity, Equity and Inclusion. We believe that diversity of thought and experiences results in better outcomes and empowers our employees to make more meaningful contributions within our company and communities.  All members of our board of directors are Asian-American, and two members are women.  Our executive committee is comprised of seven Asian-Americans and one Caucasian, of which two are women.  Our workforce includes 332 Asian-Americans, 20 Latin-Americans, 17 Caucasians and 3 African-Americans.

Health & Safety.  We are focused on conducting our business in a safe and efficient manner and in compliance with all local, state and federal safety and health regulations, and special safety concerns.

Benefits. We are committed to offering a competitive total compensation package. We regularly compare compensation and benefits with peer companies and market data, making adjustments as needed to ensure compensation stays competitive. We also offer a wide array of benefits for our associates and their families, including:

●	Competitive bonus programs;
●	Comprehensive medical, dental and vision benefits;
●	401(k) plan including a competitive company match;
●	Flexible work schedules;
●	Paid time off (PTO), holidays and bank holidays; and
●	Internal training and development.

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

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under U.S. federal and state law. As a result, the growth and earnings performance of the Company and its subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the California Department of Financial Protection and Innovation (DFPI), previously known as the California Department of Business Oversight, the Board of Governors of the Federal Reserve System (“Federal Reserve”), the FDIC, and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development (“HUD”), and agencies such as FNMA and the Federal Home Loan Mortgage Corporation (“FHLMC”), have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiaries, including the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

Bank Holding Company and Bank Regulation

Bancorp is a financial holding company within the meaning of the Bank Holding Company Act and is registered as such with the Federal Reserve. Bancorp is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Therefore, Bancorp and its subsidiaries are subject to examination by, and may be required to file reports with, the Federal Reserve and the DFPI. Federal Reserve and DFPI approvals are also required for financial holding companies to acquire control of a bank. As a California commercial bank, the deposits of which are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DFPI and by the FDIC, as the Bank’s primary federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve.

The wide range of requirements and restrictions contained in both federal and state banking laws include:

●	Requirements that bank holding companies and banks file periodic reports.

●	Requirements that bank holding companies and banks meet or exceed minimum capital requirements (see “Regulatory Capital Requirements” below).

●

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

●

Limitations on dividends payable to stockholders. Bancorp’s ability to pay dividends is subject to legal and regulatory restrictions. A substantial portion of Bancorp’s funds to pay dividends or to pay principal and interest on our debt obligations is derived from dividends paid by the Bank. (See “The Company – Dividend Payments” below)

●

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

●

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

●	Requirements for notice, application and approval, or non-objection of acquisitions and certain other activities conducted directly or in subsidiaries of Bancorp or the Bank.

●

Compliance with the Community Reinvestment Act (“CRA”). The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Bank fails to adequately serve its communities, restrictions may be imposed, including denials of applications for branches, for adding subsidiaries or affiliate companies, for engaging in new activities or for the merger with or purchase of other financial institutions. In its last reported examination by the FDIC in July 2020, the Bank received a CRA rating of “Satisfactory.”

●

Compliance with the Bank Secrecy Act, the USA Patriot Act, and other anti-money laundering laws (“AML”), and the regulations of the Treasury’s Office of Foreign Assets Control (“OFAC”). (See “The Bank – Anti-Money Laundering and OFAC Regulation below.)

●	Limitations on the amount of loans to one borrower and its affiliates and to executive officers and directors.

●	Limitations on transactions with affiliates.

●	Restrictions on the nature and amount of any investments in, and the ability to underwrite, certain securities.

●	Requirements for opening of intra- and interstate branches.

●

Compliance with truth in lending and other consumer protection and disclosure laws to ensure equal access to credit and to protect consumers in credit transactions. (See “Operations, Consumer and Privacy Compliance Laws” below.)

●

Compliance with provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and other federal and state laws dealing with privacy for nonpublic personal information of customers, including but not limited to the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect January 1, 2020. The CCPA gives consumers more control over the personal information that businesses collect about them and the CCPA regulations provide guidance on how to implement the law. This landmark law secures new privacy rights for California consumers, including: (i) the right to know about the personal information a business collects about them and how it is used and shared; (ii) the right to delete personal information collected from them (with some exceptions); (iii) the right to opt-out of the sale of their personal information; and (iv) the right to non-discrimination for exercising their CCPA rights.  The federal bank regulators have adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to unaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to an unaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

The Bank operates branches and/or loan production offices in California, Illinois, Nevada, New York and New Jersey. While the DFPI remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those jurisdictions are subject to local laws, including consumer protection laws.

CFPB Actions

The Dodd-Frank Act provided for the creation of the CFPB as an independent entity within the Federal Reserve with broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets, which are also subject to examination by the CFPB. As the Bank has less than $10 billion in assets, it is not examined for compliance with CFPB regulation by the CFPB, although it is examined by the FDIC and the DFPI.

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

●

Establishes UDAAP authority for the new DFPI, adding “abusive” to “unfair or deceptive” acts or practices prohibited by California law, and authorizing remedies similar to those provided in the Dodd-Frank Act;

●

Authorizes the DFPI to impose penalties of $2,500 for “each act or omission” in violation of the law without a showing that the violation was willful, which, arguably, represents an enhancement of DBO’s existing enforcement powers in contrast to Dodd-Frank and existing California law, enhanced penalties for “reckless” violations of up to $25,000 per day or $10,000 per violation, and for “knowing” violations, the penalty may be up to $1,000,000 per day or 1% of the violator’s net worth (whichever is less) or $25,000 per violation;

●

Exempts from the DFPI’s new UDAAP authority, banks, credit unions, federal savings and loan associations, and similar entities, as well as current licensees of the former DBO and licensees of other California agencies, “to the extent that licensee or employee is acting under the authority of” the license;

●

Creates a “registration” requirement (subject to the DFPI’s implementing regulations) that greatly expands the reach of the DFPI to oversee entities that are not currently subject to licensure/registration;

●

Provides DFPI with broad discretion to determine what constitutes a “financial product or service” within the law’s coverage, including by a regulation finding that the financial product or service is either: “(A) Entered into or conducted as a subterfuge or with a purpose to evade any consumer financial law,” or “(B) Permissible for a bank … to offer or provide … [but] has, or likely will have, a material impact on consumers,” with certain enumerated exclusions; and

●	Provides that administration of the law will be funded through the fees generated by the new registration process and other funds generated from fines, penalties, settlements, or judgments.

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

Financial Regulatory Reform

The Dodd-Frank Act, which was enacted in July 2010, significantly restructured the financial regulatory landscape in the United States, including the creation of a systemic risk oversight body, the Financial Stability Oversight Council (the “FSOC”). The FSOC oversees and coordinates the efforts of the primary U.S. financial regulatory agencies (including the Federal Reserve, SEC, the Commodity Futures Trading Commission and the FDIC) in establishing regulations to address financial stability concerns. The Dodd-Frank Act and the Federal Reserve’s implementing regulations impose increasingly stringent regulatory requirements on financial institutions as their size and scope of activities increases.

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

As fully phased-in on January 1, 2019, Basel III subjects

●	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”, or 7.0%;

●	a minimum ratio of Tier I capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%;

●	a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, or 10.5%; and

●	a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

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

We had outstanding subordinated debentures in the aggregate principal amount of $118.7 million as of December 31, 2020. Of this amount, $14.3 million is attributable to subordinated debentures issued to statutory trusts in connection with prior issuances of trust-preferred securities, which qualifies as Tier 1 capital, and $104.4 million is attributable to outstanding subordinated notes, which qualifies as Tier 2 capital.

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

Basel III became applicable to Bancorp and the Bank on January 1, 2015.  As a result of the EGRRCPA, Bancorp was not subject to the more stringent Basel III minimum capital requirements until Bancorp’s total consolidated assets equaled or exceeded $3 billion.  However, as of December 31, 2020, Bancorp had total consolidated assets of $3.4 billion and, consequently, the more stringent Basel III minimum capital requirements became applicable. Overall, the Company believes that implementation of the Basel III Rule has not had and will not have a material adverse effect on Bancorp’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

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

As of December 31, 2020, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis.

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

Under the California Financial Code, any proposed acquisition of “control” of the Bank by any person (including a company) must be approved by the Commissioner of the DFPI. The California Financial Code defines “control” as the power, directly or indirectly, to direct the Bank’s management or policies or to vote 25% or more of any class of the Bank’s outstanding voting securities. Additionally, a rebuttable presumption of control arises when any person (including a company) seeks to acquire, directly or indirectly, 10% or more of any class of the Bank’s outstanding voting securities.

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

The Bank

General. The Bank is a California-chartered bank, but is not a member of the Federal Reserve System (a “non-member bank”). The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations. As a California-chartered FDIC-insured non-member bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFPI, the chartering authority for California banks, and as a non-member bank, the FDIC.

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DFPI to fund its operations. The amount of the assessment paid by a California bank to the DFPI is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPI. During the year ended December 31, 2020, the Bank paid supervisory assessments to the DFPI totaling $164,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “Regulatory Capital Requirements” above.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DFPI or the Bank’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DFPI, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DFPI and the Bank’s shareholders in connection with a reduction of its contributed capital. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2020.

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

Loans to One Borrower. Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2020, the Bank’s regulatory limit on aggregate secured loans-to-one-borrower was $136.7 million and unsecured loans-to-one borrower was $82.0 million.

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

Branching Authority. California banks, such as the Bank, may, under California law, establish a banking office so long as the bank’s board of directors approves the banking office and the DFPI is notified of the establishment of the banking office. Deposit-taking banking offices must be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate power. The Dodd-Frank Act permits insured state banks to engage in de novo interstate branching if the laws of the state where the new banking office is to be established would permit the establishment of the banking office if it were chartered by such state. Finally, we may also establish banking offices in other states by merging with banks or by purchasing banking offices of other banks in other states, subject to certain restrictions.

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements.  In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks, and in December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) proposed for public comment rules to modernize the agencies’ regulations under the CRA. In September 2020, the Board of Governors of the Federal Reserve System released for public comment its proposed rules to modernize CRA regulations. We will continue to evaluate the impact of any changes to the CRA regulations.  The Bank received a “satisfactory” rating on its most recent CRA examination, which was conducted in July 2020.

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

Many states and local jurisdictions including California have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions.

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

Enforcement Powers of Federal and State Banking Agencies

The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “Prompt Corrective Actions”, the appropriate federal bank regulatory agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan. The DFPI also has broad enforcement powers over us, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

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

Revisions to the Volcker Rule in 2019, that become effective in 2020, simplifies and streamlines the compliance requirements for banks that do not have significant trading activities. In 2020, the OCC, Federal Reserve, FDIC, SEC and Commodity Futures Trading Commission finalized further amendments to the Volcker Rule. The amendments include new exclusions from the Volcker Rule’s general prohibitions on banking entities investing in and sponsoring private equity funds, hedge funds, and certain other investment vehicles (collectively “covered funds”). The amendments in the final rule, which became effective on October 1, 2020, clarify and expand permissible banking activities and relationships under the Volcker Rule.

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

Enforcement Authority

The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution’s capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth and asset quality; (vi) loan concentration; and (vii) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFPI or the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, the DFPI and the FDIC have residual authority to:

●	Require affirmative action to correct any conditions resulting from any violation or practice;

●

Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude the Bank from being deemed “well-capitalized” and restrict its ability to accept certain brokered deposits, among other things;

●	Restrict the Bank’s growth geographically, by products and services, or by mergers and acquisitions;

●

Issue, or require the Bank to enter into, informal or formal enforcement actions, including required board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

●	Require prior approval of senior executive officer or director changes, remove officers and directors, and assess civil monetary penalties; and

●	Terminate FDIC insurance, revoke the Bank’s charter, take possession of, close and liquidate the Bank, or appoint the FDIC as receiver.

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

Securities and Corporate Governance

Bancorp is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. Bancorp is also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

Federal Banking Agency Compensation Guidelines

Guidelines adopted by the federal banking agencies pursuant to the FDI Act prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. The federal banking agencies have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.

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

Federal and State Taxation

Bancorp and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions. The Company has not been audited by the Internal Revenue Service. For 2020, 2019 and 2018, the Company was subject to a maximum federal income tax rate of 21.00% and California state income tax rate of 8.84%. For 2017, the Company was subject to a maximum federal income tax rate of 35.00% and California state income tax rate of 8.84%.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The Tax Act included a number of provisions that impacted us, including the following:

●

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

●

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

●

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

●	Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income, and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

However, with the new Biden administration and the Democrat controlled Congress, tax laws and banking regulations are subject to change.

Item 1A. Risk Factors.

Risks Related to Our Business

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly in the states of California, Illinois, New Jersey and New York, and the Los Angeles, New York City, Chicago and Las Vegas, Nevada metropolitan areas. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the products and services we offer. In recent years there has been a gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher equities markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements, as the current U.S. administration has with China, the European Union and the United Kingdom.  In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China and Taiwan, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, lower home sales and commercial activity, and fluctuations in the commercial Federal Housing Administration financing sector. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

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

At December 31, 2020, approximately 91.2% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2020, we had $205.7 million of commercial loans, consisting of $3.6 million of CRE loans and $202.1 million of C&I loans for which real estate is not the primary source of collateral, and $186.7 million of C&D loans. Commercial loans represented 47.8% of our total loan portfolio at December 31, 2020. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

We have a concentration in commercial real estate which could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued the CRE Concentration Guidance on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner occupied commercial real estate are not included for purposes of CRE Concentration calculation. We believe that the CRE Concentration Guidance is applicable to us. As of December 31, 2020, our CRE loans represented 229.8% of our total risk-based capital, as compared to 166% and 238.4% as of December 31, 2019 and 2018, respectively. We actively work to manage our CRE concentration and we have discussed the CRE Concentration Guidance with the FDIC and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. Nevertheless, the FDIC could become concerned about our CRE loan concentrations, and they could limit our ability to grow by restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

Our SFR loan product consists primarily of non-qualified SFR mortgage loans which may be considered less liquid and more risky.

As of December 31, 2020, our SFR mortgage loan portfolio amounted to $1.1 billion or 41.5% of our held for investment loan portfolio. As of that date, 64.7% of our SFR mortgage loans consisted of non-qualified mortgage loans, which are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. We offer two SFR mortgage products, a low loan-to-value, alternative document hybrid non-qualified SFR mortgage loan, or non-qualified SFR mortgage loan, and a qualified SFR mortgage loan. We originated $55.7 million for the year ended December 31, 2020 and $181.1 million for the year ended December 31, 2019 of non-qualified SFR mortgage loans. We originated qualified SFR mortgage loans of $53.8 million for the year ended December 31, 2020 of and $40.3 million for the year ended December 31, 2019. As of December 31, 2020, our non-qualified SFR mortgage loans had an average loan-to-value of 56.61% and an average FICO score of 757. As of December 31, 2020, 6.15% of our total SFR mortgage loan portfolio was originated to foreign nationals. The non-qualified single-family residential mortgage loans that we originate are designed to assist Asian-Americans who have recently immigrated to the United States and as such are willing to provide higher down payment amounts and pay higher interest rates and fees in return for reduced documentation requirements. Non-qualified SFR mortgage loans are considered less liquid than qualified SFR mortgage loans because such loans are not able to be securitized and can only be sold directly to other financial institutions. Such non-qualified loans may be considered more risky than qualified mortgage loans although we attempt to address this enhanced risk through our underwriting process, including requiring larger down payments and, in some cases, interest reserves.

We sold in the secondary market $79.0 million of our non-qualified mortgage loans for the year ended December 31, 2020, and we realized $2.7 million gains on the sale of non-qualified SFR mortgage loans for the year ended December 31, 2020. We also have a concentration in our SFR secondary sale market, as a substantial portion of our non-qualified mortgage loans have been sold to two banks; however, we are currently selling SFR mortgage loans to three banks. Although, we are taking steps to reduce our dependence on these banks, and we are attempting to expand the number of banks that we sell our non-qualified SFR mortgages, we may not be successful expanding our sales market for our non-qualified mortgage loans. These loans also present pricing risk as rates change, and our sale premiums cannot be guaranteed. Further, the criteria for our loans to be purchased by other banks may change from time to time, which could result in a lower volume of corresponding loan originations.

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

We originated $19.4 million of SBA loans (excluding PPP loans) for the year ended December 31, 2020. We sold $13.7 million for the year ended December 31, 2020, of the guaranteed portion of our SBA loans. Consequently, as of December 31, 2020, we held $97.8 million of SBA loans on our balance sheet, $49.4 million of which consisted of the non-guaranteed portion of SBA loans and $48.5 million or 50.0% consisted of the guaranteed portion of SBA loans which are intended to be sold later in 2021. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We attempt to limit this risk by generally requiring such loans be collateralized and limiting the overall amount that can be held on our balance sheet to 75% of our total capital.

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

We may be adversely impacted by the transition from LIBOR as a reference rate.

            In 2017, the Financial Conduct Authority announced that after 2021 it will no longer compel banks to submit the rates required to calculate LIBOR. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

            There is uncertainty as to what rate or rates may become accepted alternatives to LIBOR, or what effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. In response, the Alternative Reference Rates Committee (“ARRC”) was convened in the U.S. to explore alternative reference rates and supporting processes. The ARRC identified a potential successor rate to LIBOR in the SOFR and crafted the Paced Transition Plan to facilitate the transition. However, there are conceptual and technical differences between LIBOR and SOFR that remain unresolved at this time.

            We have a significant number of loans, some securities and borrowings, and some deposit products with attributes that are either directly or indirectly dependent on LIBOR. We have not yet determined the optimal reference rate(s) that we will ultimately use for our financial instruments going forward. We have organized a multidisciplinary project team to identify operational and contractual best practices, assess our risks, identify the detailed list of all financial instruments impacted, manage the transaction, facilitate communication with our customers and counterparties, and monitor the impacts. We have drafted and begun including fallback language in our loan agreements.

            The transition from LIBOR could create considerable costs and additional risk. The uncertainty as to the nature and effect of the discontinuance of LIBOR may adversely affect the value of, the return on or the expenses associated with our financial assets and liabilities that are based on or are linked to LIBOR, may require extensive changes to the contracts that govern these LIBOR-based products as well as our systems and processes, and could impact our pricing and interest rate risk models, our loan product structures, our funding costs, our valuation tools and result in increased compliance and operational costs. In addition, the market may transition away from LIBOR to an alternative reference rate could prompt inquires or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate, and result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based financial instruments. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.

Although we are currently unable to assess the ultimate impact of the transition from LIBOR, the failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Real estate construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Real estate construction loans, including land development loans, comprised approximately 6.9% of our total loan portfolio as of December 31, 2020, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

As of December 31, 2020, our nonperforming loans (which consist of nonaccrual loans and loans modified under troubled debt restructurings) totaled $19.6 million, or 0.72% of our held for investment (HFI) loan portfolio, and our nonperforming assets (which include nonperforming loans plus OREO) totaled $19.8 million, or 0.59% of total assets. In addition, we had $8.9 million in accruing loans that were 30-89 days delinquent as of December 31, 2020.

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

The Company is a California state chartered bank with operations in California, New York, New Jersey, Nevada and Chicago. We have no overseas operations, including in China and the Far East. However, as a Chinese-American business bank our client base may have customer and operational contact in the Far East, which could be adversely affected by the current coronavirus outbreak. Management will monitor this situation for its impact on our clients.

Risks Related to Our Deposits

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of clients.

As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have a significant amount of seasonality. At December 31, 2020, 131 clients maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $2.0 million. This amounted to $886.7 million or approximately 33.5% of the Bank’s total deposits as of December 31, 2020. In addition, our ten largest depositor relationships accounted for approximately 13.9% of our deposits at December 31, 2020. Our largest depositor relationship accounted for approximately 2.0% of our deposits at December 31, 2020. These deposits can and do fluctuate substantially. The depositors are not concentrated in any industry or business. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on the Bank’s results, the Bank expects, in the ordinary course of business, that these deposits will fluctuate and believes it is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave the Bank, it could have a material adverse impact on the Bank.

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

As of December 31, 2020, our ALLL as a percentage of total loans was 1.08% and as a percentage of total nonperforming loans was 150.03%. Although management believes that the ALLL is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the ALLL, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our ALLL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

The current expected credit loss standard established by the FASB Board will require significant data requirements and changes to methodologies.

In the aftermath of the 2007-2008 financial crisis, the FASB, decided to review how banks estimate losses in the ALLL calculation, and it issued the final Current Expected Credit Loss (“CECL”), standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for the Bank on December 31, 2022 (as the implementation date was deferred by the FASB) in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The Bank has run CECL models on its loan portfolio, and although the new CECL standard is currently not expected to have a significant impact on the Bank’s ALLL, the transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected losses. There can be no assurance that the Bank will not be required to increase its reserves and ALLL as a result of the implementation of CECL.

On December 21, 2018, federal bank regulatory agencies approved a final rule, effective as of April 1, 2019, modifying their regulatory capital rules and providing an option to phase in over a three-year period the initial regulatory capital effects of the CECL methodology. The Company is currently evaluating the magnitude of the one-time cumulative adjustment to its allowance and of the ongoing impact of the CECL model on its loan loss allowance and results of operations, together with the final rule that became effective as of April 1, 2019, to determine if the phase-in option will be elected.

Risks Related to our Acquisition Strategy

Our strategy of pursuing growth via acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Since late 2010, we have been pursuing a strategy of leveraging our human and financial capital by acquiring other financial institutions in our target markets. We have completed several acquisitions in recent years and we may continue pursuing this strategy.

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

●

We may incur time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business.

●	We may encounter insufficient revenue and/or greater than anticipated costs in integrating acquired businesses.

●	We may encounter difficulties in retaining business relationships with vendors and customers of the acquired companies.

●

We are exposed to potential asset and credit quality risks and unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities exceed our estimates, our earnings, capital and financial condition may be materially and adversely affected.

●

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

●

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

●

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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2019, our goodwill totaled $69.3 million. We evaluated our goodwill and intangibles in the first, second and fourth quarters of 2020  The impairment evaluation did not identify an impairment of goodwill or the core deposit intangible in those quarters of 2020.  However, there were write-downs of mortgage servicing rights of $50,000 in the third quarter of 2020 and $366,000 in the second quarter of 2020. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

We may not be able to continue growing our business, particularly if we cannot make acquisitions or increase loans and deposits through organic growth, either because of an inability to find suitable acquisition candidates, constrained capital resources or otherwise.

We have grown our consolidated assets from $300.5 million as of December 31, 2010 to $3.4 billion as of December 31, 2020, and our deposits from $236.4 million as of December 31, 2010 to $2.6 billion as of December 31, 2020. Some of this growth has resulted from several acquisitions that we have completed since 2010. While we intend to continue to grow our business through strategic acquisitions coupled with organic loan and deposit growth, we anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy. A risk exists, however, that we will not be able to identify suitable additional candidates for acquisitions.

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

Our total loan yield and net interest margin has been positively affected by the accretion of purchased loan discounts relating to loans acquired in prior acquisitions. As our acquired loan portfolio is paid down, we expect downward pressure on our total loan yield and net interest income to the extent that the run-off is not replaced with other high-yielding loans. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. For example, the total loan yield for the year ended December 31, 2020 and 2019 was 5.18% and 5.54%, respectively, and the yield generated using only the expected coupon would have been 5.09% and 5.25%, during the same respective periods. Notwithstanding, if we are unable to replace loans in our existing portfolio with comparable high-yielding loans or a larger volume of loans, our total loan yield, net interest income and net income could be adversely affected.

As we expand our business outside of California markets, we will encounter risks that could adversely affect us.

We primarily operate in California, New York, New Jersey and Illinois markets with a concentration of Chinese-American individuals and businesses; however, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Chinese-American individuals and businesses. We also currently have operations in Las Vegas, Nevada, including operating a branch office, and are currently looking for additional branch expansion opportunities in the San Francisco Bay area and Houston and, secondarily, San Diego and Riverside counties in southern California, Hawaii and Phoenix. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.

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

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates. At December 31, 2020, total loans held for investment were 85.7% of our earning assets and exhibited a positive 6% sensitivity to rising interest rates in a 100 basis point parallel shock.

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

As of December 31, 2020, the fair value of our securities portfolio was approximately $218.5 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

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

A natural disaster or recurring energy shortage in our geographic markets, especially in California, could harm our business.

We are based in California and at December 31, 2020, approximately 46.6% of the aggregate outstanding principal of our loans was secured by real estate located in California. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our information technology structure and websites, which could prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

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

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

●	actual or anticipated quarterly fluctuations in our operating results and financial condition and prospects;

●	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

●	failure to meet analysts’ revenue or earnings estimates;

●	speculation in the press or investment community;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	acquisitions of other banks or financial institutions;

●	actions by institutional stockholders;

●	fluctuations in the stock price and operating results of our competitors;

●	general market conditions and, in particular, developments related to market conditions for the financial services industry;

●	proposed or adopted regulatory changes or developments;

●	anticipated or pending investigations, proceedings, or litigation that involve or affect us;

●	successful management of reputational risk;

●	geopolitical and public health conditions such as acts or threats of terrorism, military conflicts, pandemics and public health issues or crises, such as that related to COVID-19; and

●	domestic and international economic factors, such as interest or foreign exchange rates, stock, commodity, credit, or asset valuations or volatility, unrelated to our performance.

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

Our dividend policy may change.

We have paid quarterly dividends since our initial public offering in the third quarter of 2017. In 2017 we paid $0.38 per share, in 2018 we paid $0.35 per share, in 2019 we paid $0.40, and in 2020 we paid $0.33. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability and requirements, projected liquidity needs, financial condition, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our common shareholders.

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

We have outstanding options to purchase 1,106,470 shares of our common stock as of December 31, 2020 that may be exercised and sold (assuming all vesting requirements are met), and we have the ability to issue options exercisable for up to an additional 1,182,045 shares of common stock pursuant to our 2017 Omnibus Stock Incentive Plan. The sale of any of such shares could cause the market price of our stock to decline, and concerns that those sales may occur could cause the trading price of our common stock to decrease or to be lower than it might otherwise be.

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

We are an “emerging growth company”, as described in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.  Since Bancorp’s IPO, it has been the Company’s intention to take advantage of certain temporary exemptions from various reporting requirements and we are taking advantage of additional transitional relief available to emerging growth companies, which for Bancorp will be available through the end of 2022.  We may take advantage of these provisions for up to five years (through December 2022), unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenues exceed $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive if we rely on the exemptions, which may result in a less active trading market and increased volatility in our stock price.

The outbreak of the COVID-19 pandemic has caused a significant global economic downturn which has adversely affected our business and results of operations, and the future impacts of the COVID-9 pandemic on the global economy and our business, results of operations, liquidity, and financial condition remain uncertain.

The COVID-19 pandemic continues to cause economic disruption both worldwide and in the markets we operate. Given the ongoing and dynamic nature of these circumstances, it is difficult to predict the impact of the coronavirus pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the coronavirus will be effective. To date, the impact has included periods of significant volatility in financial, commodities, and other markets. This volatility, if it continues, could have an adverse impact on our customers and on our business, financial condition, and results of operations, as well as our growth strategy.

Our business is dependent upon the willingness and ability of our customers to conduct financial transactions and fulfill their obligations. The spread of COVID-19 has caused (and could continue to cause) severe disruptions in the U.S. economy, and has resulted (and may continue to result) in disruptions to our customers’ businesses, and a decrease in consumer confidence, and adversely affect business generally. In addition, actions by U.S. federal, state, and local governments to address the pandemic, including travel bans, stay-at-home orders, and school, business, and entertainment venue closures, have had (and may continue to have) a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the pandemic and other events beyond our control remain dependent on future developments, including but not limited to the effectiveness and level of acceptance of vaccines, new information that may emerge concerning the severity of the pandemic, the duration of the coronavirus pandemic, any resurgence in the number of COVID-19 cases, any development and proliferation of new strains of COVID-19, actions taken to contain the coronavirus or its impact, and other similar factors; all of which are uncertain and cannot be predicted.

Although new loan origination began to rebound during the latter part of 2020, we believe economic impacts stemming from COVID-19 will continue to influence our loan originations in the near term, both in terms of both a reduction in overall demand for new loans and our continued emphasis on prudent credit risk management, particularly within the context of the continued uncertainty surrounding the economic environment.

We are actively working to support our borrowers to mitigate the impact of the COVID-19 pandemic on them and on our loan portfolio, including through loan modifications that defer payments for those who experienced a hardship as a result of the COVID-19 pandemic. Although recent regulatory guidance provides that such loan modifications are exempt from the calculation and reporting of troubled debt restructurings ("TDRs") and loan delinquencies, we cannot predict whether such loan modifications may ultimately have an adverse impact on our profitability in future periods. Our inability to successfully manage the increased credit risk caused by the COVID-19 pandemic could have a material adverse effect on our business, financial condition and results of operations.

Disruptions to our customers or business in general could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans. The escalation of the pandemic may also negatively impact regional economic conditions for a period of time, which could result in declines in loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations, and deposit availability. If the global response to COVID-19 escalates or is unsuccessful, we could experience a material adverse situation that could affect our business, financial condition, results of operations, and cash flows.

Our participation in the SBA’s PPP Loan Program exposes us to risks.

Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.

The Company participated in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their process and procedures used in processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We are headquartered in Los Angeles County, California. We currently have nine branches in Los Angeles County located in downtown Los Angeles, San Gabriel, Torrance, Rowland Heights, Monterey Park, Silver Lake, Arcadia, Cerritos, and Diamond Bar. We have one branch in Irvine, Orange County, California. We operate two branches in Ventura County, California, in Westlake Village and in Oxnard. These branches are in the Los Angeles-Long Beach-Anaheim, California Metropolitan Statistical Area (“MSA”).

The Company has six branches in the New York City metropolitan area located in Manhattan, Brooklyn, and Queens. These branches operate in the New York-Newark-Jersey City, NY-NJ-PA MSA. Our Eastern region loan center, located at 4401 8th Avenue, Brooklyn, New York, houses our Eastern region mortgage unit, FNMA servicing, commercial lending and credit administration areas.

In November 2020, we opened a new branch in Edison, New Jersey.

We operate one branch in the Las Vegas-Paradise, Nevada MSA.

In January 2020, we acquired PGB and its three branches in Chicago, Illinois, located in the neighborhoods of Chinatown and Bridgeport.  We closed one Chinatown branch in February 2021.

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

Shareholders

As of March 2, 2021, the Company had approximately 1,061 common stock shareholders of record, and the closing price of the Company’s common stock was $19.11 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company's common stock from July 27, 2017 (the date of the Company’s initial public offering and listing on NASDAQ) through December 31, 2020. The graph compares the Company's common stock with the Russell 2000 Index and the SNL Bank $1B-$5B Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on July 27, 2017 and reinvestment of all quarterly dividends. Measurement points are July 27, 2017 and the last trading day of each year-end through December 31, 2020. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

	Period Ending
Index	07/26/17	12/31/17	12/31/18	12/31/19	12/31/20
RBB Bancorp	100.00	117.60	76.45	94.02	69.86
Russell 2000 Index	100.00	107.12	95.32	119.65	143.53
SNL Bank $1B-$5B Index	100.00	105.83	92.72	112.72	95.78

Source: S&P Global Market Intelligence © 2021

Unregistered Sales and Issuer Purchases of Equity Securities

On June 24, 2019, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 1.0 million shares of our common stock. As of December 31, 2020, the Company may repurchase up to 308,772 shares under the June 2019 repurchase program.  The Company has made 173,359 repurchases of shares of its outstanding common stock during the fourth quarter of 2020.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2020 -- October 31, 2020	—	—	—	482,131
November 1, 2020 -- November 30, 2020	102,172	$14.48	—	379,959
December 1, 2020 -- December 31, 2020	71,187	$15.71	—	308,772
Total	173,359		—	308,772

Item 6. Selected Financial Data.

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2020. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Balance sheet data:
Total assets	$3,350,072	$2,788,535	$2,974,002	$1,691,059	$1,395,551
Total loans, held for investment, net of unaccreted discount and deferred costs and fees	2,706,766	2,196,934	2,142,015	1,249,074	1,110,446
Allowance for loan losses	(29,337)	(18,816)	(17,577)	(13,773)	(14,162)
Mortgage loans held for sale	49,963	108,194	434,522	125,847	44,345
Securities	218,041	134,401	83,723	74,966	45,491
Goodwill	69,243	58,563	58,383	29,940	29,940
Total deposits	2,635,128	2,248,938	2,144,041	1,337,281	1,152,763
FHLB advances	150,000	15,000	9,707	25,000	—
Long-term debt	104,391	104,049	103,708	49,528	49,383
Subordinated debentures	14,283	9,673	9,506	3,424	3,334
Total shareholders' equity	428,488	407,690	374,621	265,176	181,585
Tangible common equity	354,049	343,027	308,637	233,798	149,852
Income statement data:
Total interest income	$139,120	$141,725	$102,115	$74,104	$68,189
Total interest expense	34,365	44,861	23,645	13,938	11,707
Net interest income	104,755	96,864	78,470	60,166	56,482
Provision (recapture) for loan losses	11,823	2,390	4,469	(1,053)	4,974
Noninterest income	14,040	18,320	12,842	13,201	8,966
Noninterest expense	59,513	57,473	40,637	27,623	27,906
Income before income taxes	47,459	55,321	46,206	46,797	32,568
Income tax expense	14,531	16,112	10,101	21,269	13,489
Net income	32,928	39,209	36,105	25,528	19,079
Revenue (13)	153,160	160,045	114,957	87,305	77,155
Non-interest income / revenue	9.17%	11.45%	11.17%	15.12%	11.62%
Per share data (common stock):
Earnings:
Basic (1)	$1.66	$1.96	$2.11	$1.81	$1.49
Diluted (1)	1.65	1.92	2.01	1.68	1.39
Dividends declared	0.33	0.40	0.35	0.38	0.20
Book value (2)	21.90	20.35	18.73	16.67	14.16
Tangible book value (3)	18.10	17.12	15.43	14.70	11.68
Weighted average shares outstanding:
Basic	19,763,422	20,017,306	17,151,222	14,078,281	12,800,990
Diluted	19,921,859	20,393,424	17,967,653	15,238,365	13,695,900
Shares outstanding at period end	19,565,921	20,030,866	20,000,022	15,908,893	12,827,803
Performance metrics
Return on average assets	1.03%	1.38%	1.78%	1.66%	1.41%
Return on average shareholders' equity	7.88%	9.95%	12.16%	11.67%	11.08%
Return on average tangible common equity (3)	9.62%	11.93%	13.66%	13.64%	13.14%
Yield on average earning assets	4.67%	5.31%	5.36%	5.13%	5.35%
Cost of average interest-bearing liabilities	1.57%	2.24%	1.69%	1.28%	1.15%
Net interest spread	3.10%	3.07%	3.67%	3.85%	4.20%
Net interest margin (4)	3.52%	3.63%	4.12%	4.16%	4.43%
Efficiency ratio	50.10%	49.90%	44.50%	37.65%	42.64%
Common stock dividend payout ratio (5)	19.88%	20.41%	16.44%	20.95%	19.61%
Loan to deposit ratio	102.72%	97.69%	120.17%	93.40%	96.33%
Adjusted loan to deposit ratio (6)	102.72%	97.69%	120.17%	108.80%	102.13%
Core deposits / total deposits (7)	76.65%	70.46%	77.92%	74.09%	67.83%
Adjusted core deposits / total deposits (8)	87.72%	86.47%	91.19%	75.16%	78.47%
Net non-core funding dependence ratio (9)	12.47%	21.04%	23.93%	18.11%	12.20%
Adjusted net non-core funding dependence ratio (10)	10.30%	9.00%	12.82%	9.13%	8.90%

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Credit quality Data:
Loans 30-89 days past due	$9,612	$5,277	$4,677	$3,636	$343
Loans 30-89 days past due to total loans	0.36%	0.24%	0.22%	0.29%	0.03%
Nonperforming loans (11)	$19,554	$13,218	$3,282	$2,575	$6,133
Nonperforming loans to total loans (11)	0.72%	0.60%	0.15%	0.21%	0.55%
Nonperforming assets (12)	$19,847	$13,511	$4,383	$2,868	$6,966
Nonperforming assets to total assets (12)	0.59%	0.48%	0.15%	0.16%	0.50%
Allowance for loan losses to total loans	1.08%	0.86%	0.82%	1.10%	1.28%
Allowance for loan losses to nonperforming loans (11)	150.03%	142.35%	535.55%	534.87%	230.91%
Net charge-offs (recoveries) to average loans	0.05%	0.05%	0.05%	-0.06%	0.08%
Regulatory and other capital ratios—Company
Tangible common equity to tangible assets (3)	10.81%	12.59%	10.61%	14.09%	10.99%
Tier 1 leverage ratio	11.32%	12.89%	11.80%	14.35%	10.99%
Tier 1 common capital to risk-weighted assets	14.62%	17.16%	15.28%	17.54%	13.30%
Tier 1 capital to risk-weighted assets	15.21%	17.65%	15.74%	17.80%	13.55%
Total capital to risk-weighted assets	20.77%	23.82%	21.71%	22.55%	19.16%
Regulatory capital ratios—Bank only
Tier 1 leverage ratio	14.11%	15.23%	13.66%	14.50%	12.81%
Tier 1 common capital to risk-weighted assets	18.94%	20.87%	18.17%	17.42%	15.81%
Tier 1 capital to risk-weighted assets	18.94%	20.87%	18.17%	17.42%	15.81%
Total capital to risk-weighted assets	20.19%	21.86%	19.07%	18.47%	17.06%

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
(3)

Tangible book value per share, return on average tangible common equity, tangible common equity to tangible assets and efficiency ratio are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a reconciliation of these measures to their most comparable GAAP measures.

(4)

Net interest margin is presented on a fully taxable equivalent (“FTE”) basis. Our management believes that measuring net interest margin, net of purchase accounting accretion, is useful when assessing our net interest margin as compared to the net interest margin of banks that do not reflect purchase accounting adjustments because they are not active acquirers of financial institutions. The effect of accretion income from acquired loans on our net interest margin was an increase of 0.08%, 0.11%, 0.12%, 0.37%, and 0.59%, for the twelve-month periods ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively. We anticipate that the impact of purchase accounting on our net interest margin will decrease as our previously acquired loans are paid off, charged off, foreclosed upon or sold, offset with new acquired loans.

(5)

Common stock dividend payout ratio represents dividends per share divided by basic earnings per share. See “Dividend Policy.” The common stock dividend payout ratio reflected for the year ended December 31, 2016 represents the dividends declared and paid by the Company during 2016 based on the Company’s earnings for the 12 months ended December 31, 2016.

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

(11)

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Nonperforming loans exclude purchase credit impaired ("PCI") loans acquired in prior acquisitions. Nonperforming loans include a SBA guaranteed loan at December 31, 2016 as to which we received a $3.6 million payment in July 2017 pursuant to a SBA loan guaranty. SBA guaranteed loans at December 31, 2020 were $48.5 million.

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

●	Loans held for investment

●	Loans available for sale

●	Securities

●	Allowance for loan losses (ALLL)

●	Goodwill and other intangible assets

●	Deferred income taxes

●	Servicing rights

●	Income Taxes

●	Stock-Based Compensation

Our significant accounting policies are described in greater detail in our 2020 audited financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, specifically in “Note 2 – Summary of Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the year 2020, we reported net earnings of $32.9 million, compared with $39.2 million for the year 2019. This represented a decrease of $6.3 million or 16.0% over the prior year. The decrease in net earnings reflected a $9.4 million increase in the provision for credit losses, a $4.3 million decrease in non-interest income and a $2.0 million increase in non-interest expenses, which was partially offset by a $7.9 million increase in net interest income and a $1.6 million decrease in income tax expense.

At December 31, 2020, total assets were $3.4 billion, an increase of  $561.5 million, or 20.1%, from total assets of $2.8 billion at December 31, 2019. Interest-earning assets were $3.2 billion as of December 31, 2020, an increase of $555.4 million, or 21.3%, compared to $2.6 billion at December 31, 2019. The increase in interest-earning assets was primarily due to net HFI loan growth of $499.3 million, and investment securities growth of $83.6 million, partially offset by a decrease of $58.2 million in mortgage loans available for sale.  The increase in interest-earning assets was due to $212.6 million from the purchase of PGBH and the remainder from organic growth.

At December 31, 2020, available for sale (“AFS”) investment securities totaled $210.9 million inclusive of a pre-tax net unrealized gain of $1.6 million, compared to $126.1 million inclusive of a pre-tax net unrealized gain of $340,000 at December 31, 2019. At December 31, 2020, held to maturity (“HTM”) investment securities totaled $7.2 million, compared to $8.3 million as of December 31, 2019.

Net loans and leases (held for investment, net of deferred fees, discounts, and the allowance for loan losses) were $2.7 billion at December 31, 2020, compared to $2.2 billion at December 31, 2019. Net loans and leases increased $499.3 million, or 22.9%, from December 31, 2019. The increase in net loans was primarily due to the acquisition of PGBH with loan balances of $173.1 million and the remainder from organic growth.  The increase in net loans included approximately $167.1 million in SFR mortgage loans, $210.4 million in CRE loans, $15.6 million in C&I loans, $90.7 million in construction loans, and $22.8 million in SBA loans.

Total deposits were $2.6 billion at December 31, 2020, an increase of $386.2 million, or 17.2%, compared to $2.2 billion at December 31, 2019. The increase is due to the acquisition of $188.4 million of deposits from PGBH, a net increase of $9.0 million from wholesale and brokered deposits, and the remainder from organic growth.

Noninterest-bearing deposits were $617.2 billion at December 31, 2020, an increase of $158.4 million, or 34.5%, from $458.8 million at December 31, 2019. At December 31, 2020, noninterest-bearing deposits were 23.4% of total deposits, compared to 20.4% at December 31, 2019.

Our average cost of total deposits was 1.01% for the year 2020, compared to 1.56% for 2019. The decrease is due to a 63 basis point decrease in the average rate paid on interest bearing deposits. Borrowings, consisting of FHLB long-term advances, long-term debt and subordinated debt, increased $155.0 million to $268.7 million as of December 31, 2020 compared to $113.7 million as of December 31, 2019. The Company had no short-term FHLB advances and $150.0 million in long-term advances at December 31, 2020, compared to none at December 31, 2019.

The allowance for loan losses was $29.3 million at December 31, 2020, an increase of $10.5 million or 55.9%, from $18.8 million at December 31, 2019. During 2020, there was a $11.8 million provision for loan losses compared to $2.4 million for 2019. The ALLL to HFI loans and leases outstanding was 1.08% and 0.86% as of December 31, 2020 and December 31, 2019, respectively.

Shareholders’ equity increased $20.8 million, or 5.1%, to $428.5 million as of December 31, 2020 from $407.7 million at December 31, 2019.  The increase during 2020 was primarily due to $32.9 million of net income, less $6.6 million of common dividends paid and $7.9 million from the repurchase of common stock.

Our capital ratios under the Basel III capital framework regulatory standards remain well capitalized. As of December 31, 2020, the Company’s Tier 1 leverage capital ratio was 11.32%, common equity Tier 1 ratio was 14.62%, Tier 1 risk-based capital ratio totaled 15.21%, and total risk-based capital ratio was 20.77%.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Years Ended December 31,		2020 vs. 2019 Variance		Year Ended	2019 vs. 2018 Variance
	2020	2019		$%	December 31, 2018		$%
	(Dollars in thousands, except per share amounts)
Interest income	$139,120	$141,725	$(2,605)	-1.8%	$102,115	$39,610	38.8%
Interest expense	34,365	44,861	(10,496)	-23.4%	23,645	21,216	89.7%
Net interest income	104,755	96,864	7,891	8.1%	78,470	18,394	23.4%
Provision for loan losses	11,823	2,390	9,433	394.7%	4,469	(2,079)	-46.5%
Net interest income after provision (recapture) for credit losses	92,932	94,474	(1,542)	-1.6%	74,001	20,473	27.7%
Noninterest income	14,040	18,320	(4,280)	-23.4%	12,842	5,478	42.7%
Noninterest expense	59,513	57,473	2,040	3.5%	40,637	16,836	41.4%
Income before income taxes	47,459	55,321	(7,862)	-14.2%	46,206	9,115	19.7%
Income tax expense	14,531	16,112	(1,581)	-9.8%	10,101	(6,011)	-59.5%
Net income	$32,928	$39,209	$(6,281)	-16.0%	$36,105	$3,104	8.6%
Earnings per common share:
Basic	$1.66	$1.96	$(0.30)		$2.11	$(0.15)
Diluted (1)	$1.65	$1.92	$(0.27)		$2.01	$(0.09)
Return on average assets	1.03%	1.38%	-0.35%		1.78%	-0.40%
Return on average shareholders’ equity	7.88%	9.95%	-2.07%		12.16%	-2.21%
Efficiency ratio (2)	50.10%	49.90%	0.20%		44.50%	5.40%
Tangible common equity to tangible assets (2)	10.81%	12.59%	-1.78%		10.61%	1.97%
Tangible book value per share (2)	$18.10	$17.12	$0.98		$15.43	$1.69
Return on average tangible common equity (2)	9.62%	11.93%	-2.31%		13.66%	-1.73%

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

(2)

Efficiency ratio, tangible book value per share, return on average tangible common equity, tangible common equity to tangible assets, and the efficiency ratio are non-GAAP financial measures. See "Non-GAAP Financial Measures" for a reconciliation of these measures to their most comparable GAAP measures.

Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2020 to December 31, 2019

Net Interest Income/Average Balance Sheet

In 2020, we generated fully-taxable equivalent net interest income of $104.8 million, an increase of $7.9 million, or 8.1%, from the net interest income produced in 2019. This increase was largely due to a 11.7% increase in the average balance of interest-earning assets, in part due to the PGBH acquisition and organic loan growth, partially offset by an 11 basis point decrease in the net interest margin. For the years ended December 31, 2020 and 2019 our reported net interest margin was 3.52% and 3.63%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios.

Interest Income. Total interest income was $139.1 million in 2020 compared to $141.7 million in 2019. The $2.6 million, or 1.8%, decrease in total interest income was mainly due to a decrease in the average loan yield of 37 basis points. This was partially offset by increases in the average balance of total loans of $147.5 million, average balance of securities of $88.2 million, and average balance of Federal funds sold, cash equivalents and other investments of $77.5 million.

Interest and fees on loans was $133.9 million in 2020 compared to $135.2 million in 2019. The $1.3 million, or 0.94%, decrease in interest income on loans was primarily due to a 46 basis point decrease in the average yield on loans held for investment and 51 basis point decrease in the average yield on loans held for sale, partially offset by a $147.5 million increase in the average balance of held for investment and held for sale loans outstanding. The increase in the average balance of loans outstanding was primarily due to the PGBH acquisition in January 2020 plus organic growth in commercial real estate and single-family residential mortgage loans during 2020. The yield on the loan portfolio benefited from accretion income associated with purchase accounting discounts established on loans acquired in prior acquisitions. For the years 2020 and 2019, the reported yield on total loans was 5.18% and 5.54%, respectively. The impact of accretion income on our yield on total loans for the years 2020 and 2019 was to increase our reported yield on total loans by 0.08% and 0.11%, respectively. A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of commercial real estate loans and single family residential mortgages.

The table below illustrates by loan type the accretion income for the years 2020, 2019 and 2018:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Beginning balance of discount on purchased loans	$5,068	$9,228	$2,762
Additions due to acquisitions:
Commercial and industrial	39	—	10
Commercial real estate	397	—	3,906
Single family residential mortgages	448	—	4,984
Total additions	$885	$—	$8,900
Accretion:
Commercial and industrial	—	15	119
SBA	17	18	120
Construction and land development	5	—	—
Commercial real estate	2,345	2,893	2,116
Single family residential mortgages	714	1,234	79
Total accretion	$3,081	$4,160	$2,434
Ending balance of discount on purchased loans	$2,872	$5,068	$9,228

Interest income from our securities portfolio increased $315,000, or 11.7%, to $3.0 million in 2020. The increase in interest income on securities was primarily due to an increased average balance of $88.2 million, or 93.1%, partially offset by a 120 basis point decrease in the average yield of securities.

Interest income on our federal funds sold, cash equivalents and other investments decreased $1.7 million, or 42.3%, to $2.3 million in 2020. The decrease in interest income on these earning assets was primarily due to by an 184 basis point decrease in average yield of cash equivalents, partially offset by a $77.5 million increase in the average balance. The increase in the average balance resulted from pending utilization of these funds to higher yielding loans and securities.

Interest Expense. Interest expense on interest-bearing liabilities decreased $10.5 million, or 23.4%, to $34.4 million in 2020 primarily due to a 67 basis point decrease in the average rate on these liabilities plus an increase in non-interest bearing deposits of $142.9 million, partially offset by a $188.2 million increase in the average balance of interest bearing liabilities.

Interest expense on total deposits decreased to $25.2 million in 2020. The $9.0 million, or 26.4%, decrease in interest expense on total deposits was primarily due to a 63 basis point decrease in the average rate paid on total interest bearing deposits, partially offset by a $168.5 million increase in the average balance of interest-bearing deposits. The increase in the average balance of deposits resulted primarily from the PGBH acquisition in early 2020 and organic growth in 2020.

Interest expense on borrowings decreased from $10.6 million in 2019 to $9.2 million or 13.8% in 2020. This decrease reflected decreased interest expense on subordinated notes, subordinated debentures, and other borrowed funds consisting of FHLB short-term and long-term advances. In 2020, the average rate on these liabilities was 3.70% compared to 4.66% in 2019. A five year FHLB advance was obtained in March 2020 to provide for additional liquidity.

Average Balance Sheet, Interest and Yield/Rate Analysis

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2020,  2019 and 2018. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See “Analysis of Financial Condition—Capital Resources and Liquidity Management” and Item 7A Quantitative and Qualitative Disclosures about Market Risk included herein.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years 2020, 2019 and 2018. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Years Ended December 31,
	2020			2019			2018
(tax-equivalent basis, dollars in	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$212,594	$2,258	1.06%	$135,133	$3,914	2.90%	$74,038	$2,284	3.08%
Securities (2)
Available for sale	175,307	2,714	1.55%	85,775	2,354	2.74%	72,515	2,019	2.78%
Held to maturity	7,665	287	3.74%	8,978	334	3.72%	11,114	369	3.33%
Mortgage loans held for sale	41,019	1,779	4.34%	325,039	15,754	4.85%	292,328	13,307	4.55%
Loans held for investment: (3)
Real estate	2,176,695	113,966	5.24%	1,767,923	97,024	5.49%	1,076,438	59,494	5.52%
Commercial (4)	367,718	18,149	4.94%	345,010	22,381	6.49%	380,042	24,679	6.49%
Total loans held for investment	2,544,413	132,115	5.19%	2,112,933	119,405	5.65%	1,456,480	84,173	5.78%
Total earning assets	2,980,998	$139,153	4.67%	2,667,858	$141,761	5.31%	1,906,475	$102,152	5.36%
Noninterest-earning assets	204,617			167,324			117,936
Total assets	$3,185,615			$2,835,182			$2,024,411

Interest-bearing liabilities:
NOW and money market deposits	$504,905	$3,391	0.67%	$395,376	$4,689	1.19%	$401,070	$4,234	1.06%
Savings deposits	123,568	149	0.12%	97,670	197	0.20%	46,260	174	0.38%
Time deposits	1,312,443	21,665	1.65%	1,279,344	29,347	2.29%	769,462	12,548	1.63%
Total interest-bearing deposits	1,940,916	25,205	1.30%	1,772,390	34,233	1.93%	1,216,792	16,956	1.39%
FHLB advances	129,071	1,483	1.15%	114,388	2,930	2.56%	124,990	2,606	2.07%
Long-term debt	104,210	6,990	6.71%	103,870	6,991	6.73%	54,486	3,714	6.82%
Subordinated debentures	14,228	687	4.83%	9,586	707	7.38%	4,968	369	7.43%
Total interest-bearing liabilities	2,188,425	$34,365	1.57%	2,000,234	$44,861	2.24%	1,401,236	$23,645	1.69%
Noninterest-bearing liabilities
Noninterest-bearing deposits	564,111			421,174			310,282
Other noninterest-bearing liabilities	15,164			19,879			16,024
Total noninterest-bearing liabilities	579,275			441,053			326,306
Shareholders' equity	417,915			393,895			296,869
Total liabilities and shareholders equity	$3,185,615			$2,835,182			$2,024,411
Net interest income / interest rate spreads		$104,788	3.10%		$96,900	3.07%		$78,507	3.67%
Net interest margin			3.52%			3.63%			4.12%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash management purposes by the Company.

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

	Year Ended December 31, 2020 Compared with Year Ended December 31, 2019			Year Ended December 31, 2019 Compared with Year Ended December 31, 2018
	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$1,574	$(3,230)	$(1,656)	$1,772	$(142)	$1,630
Securities (2)
Available for sale	1,696	(1,336)	360	363	(28)	335
Held to maturity	(49)	2	(47)	(79)	44	(35)
Mortgage loans held for sale	(12,474)	(1,501)	(13,975)	1,586	861	2,447
Loans held for investment: (3)
Real estate	21,540	(4,598)	16,942	37,963	(433)	37,530
Commercial (4)	1,397	(5,629)	(4,232)	(2,274)	(24)	(2,298)
Total loans held for investment	22,937	(10,227)	12,710	35,689	(457)	35,232
Total earning assets	$13,684	$(16,292)	$(2,608)	$39,331	$278	$39,609

Interest-bearing liabilities
NOW and money market deposits	$1,092	$(2,390)	$(1,298)	$(68)	$523	$455
Savings deposits	43	(91)	(48)	103	(80)	23
Time deposits	737	(8,419)	(7,682)	11,676	5,123	16,799
Total interest-bearing deposits	1,872	(10,900)	(9,028)	11,711	5,566	17,277
FHLB short-term advances	336	(1,783)	(1,447)	(271)	595	324
Long-term debt	21	(22)	(1)	3,324	(47)	3,277
Subordinated debentures	273	(293)	(20)	341	(3)	338
Total interest-bearing liabilities	2,502	(12,998)	(10,496)	15,105	6,111	21,216
Changes in net interest income	$11,182	$(3,294)	$7,888	$24,226	$(5,833)	$18,393

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(4)	Includes purchased receivables, which are short term loans made to investment grade companies and are used for cash management purposes by the Company.

Provision for Credit Losses

The provision for credit loss expense in 2020 was $11.8 million compared to $2.4 million in 2019. The increase in the 2020 provision expense was primarily attributable to COVID-19 pandemic related market effects of $2.3 million, increases in the size of our overall loan portfolio, and increases in past due loans, substandard loans and impaired loans. Non-performing loans that increased during the year were individually analyzed, with $525,000 in 2020 and none in 2019, net addition to the allowance for loan losses.

Noninterest Income

Noninterest income decreased $4.3 million, or 23.4%, to $14.0 million in 2020 from $18.3 million in 2019. The following table sets forth the major components of noninterest income for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,			2020 vs. 2019 Increase (decrease)		2019 vs. 2018 Increase (decrease)
(dollars in thousands)	2020	2019	2018	$	%	$	%
Noninterest income:
Service charges, fees and other	$4,852	$4,072	$2,679	$780	19.2%	1,393	52.0%
Gain on sale of loans	5,997	9,893	7,126	(3,896)	-39.4%	2,767	38.8%
Loan servicing fee, net of amortization	2,052	3,383	850	(1,331)	-39.3%	2,533	298.0%
Recoveries on loans acquired in business combinations	84	143	1,385	(59)	-41.3%	(1,242)	-89.7%
Unrealized gain on equity investments	—	147	—	(147)	-100.0%	147	100.0%
Gain on derivatives	78	—	—	78	100.0%	—	100.0%
Increase in cash surrender of bank owned life insurance	767	775	797	(8)	-1.0%	(22)	-2.8%
Gain on sale of securities	210	7	5	203	2900.0%	2	40.0%
Loss on sale of OREO	—	(106)	—	106	100.0%	(106)	-100.0%
Gain on sale of fixed assets	—	6	—	(6)	-100.0%	6	100.0%
Total noninterest income	$14,040	$18,320	$12,842	$(4,280)	-23.4%	$5,478	42.7%

Service charges, fees and others. The increase in noninterest income from service charges, fees and other income was primarily from service charges on the additional transactional deposit accounts originated organically and acquired in the PGBH acquisition in 2020.  In 2020, the income from

Gain on sale of loans. The gain on sales of loans decreased $3.9 million due primarily to the decrease of $2.9 million in SFR mortgage loans sold and a $788,000 decrease in premiums received on SBA loans sold. Decreases in gain on sales of loans were due to decreases of $15.1 million on SBA loans sold and $288.3 million on mortgage loans held for sale.  The decrease in the mortgage loan sales is attributable to the change in market conditions in the secondary market primarily caused by COVID-19.

	Years Ended December 31,			2020 vs. 2019 Increase (Decrease)		2019 vs. 2018 Increase (Decrease)
(dollars in thousands)	2020	2019	2018	$	%	$	%
Loans sold:
SBA	$13,733	$28,803	$66,700	$(15,070)	-52.3%	$(37,897)	-56.8%
Single family residential mortgage	184,220	472,477	230,771	(288,257)	-61.0%	241,706	104.7%
Commercial real estate	—	10,422	—	(10,422)	-100.0%	10,422	100.0%
	$197,953	$511,702	$297,471	$(313,749)	-61.3%	$214,231	72.0%
Gain on loans sold:
SBA	$754	$1,542	$2,847	$(788)	-51.1%	$(1,305)	-45.8%
Single family residential mortgage	5,243	8,199	4,279	(2,956)	-36.1%	3,920	91.6%
Commercial real estate	—	152	—	(152)	-100.0%	152	100.0%
	$5,997	$9,893	$7,126	$(3,896)	-39.4%	$2,767	38.8%

Loan servicing income, net of amortization. Servicing income decreased due to increased loan pre-payments in the SFR loans serviced causing a decrease in the volume of mortgage loans we are servicing. SBA loan servicing income increased due to a decline in SBA pre-payments.

				2020 vs. 2019 Increase (Decrease)		2019 vs. 2018 Increase (Decrease)
For the year, dollars in thousands	2020	2019	2018	$	%	$	%
Loan servicing income, net of amortization:
SFR loans serviced	$1,440	$2,981	$966	$(1,541)	-51.7%	$2,015	208.6%
SBA loans serviced	612	402	(116)	210	-52.2%	518	-446.6%
Total	$2,052	$3,383	$850	$(1,331)	-39.3%	$2,533	298.0%
As of year-end, dollars in thousands
SFR loans serviced	$1,512,969	$1,683,298	$1,586,499	$(170,329)	-10.1%	$96,799	6.1%
SBA loans serviced	156,222	170,849	184,664	(14,627)	-8.6%	(13,815)	-7.5%
Total	$1,669,191	$1,854,147	$1,771,163	$(184,956)	-10.0%	$82,984	4.7%

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations decreased by $59,000 to $84,000 in 2020 compared to $143,000 in 2019.

Gain on derivatives.  Due to the amount of loans that were committed to be delivered to FNMA at year-end, we recorded a derivative which resulted in a gain of $78,000 in 2020.

Cash surrender value income of bank owned life insurance. Cash surrender value income of bank owned life insurance (“BOLI”) decreased $8,000 due to slightly lower rates.

Gain on sales of securities, net. Gain on sales of securities, net was $210,000 in 2020 from the sale of $11.7 million securities.

Loss on Sale of OREO. In 2020, there were no sales of OREO. A $106,000 loss on sale of OREO was recognized in 2019 from the sale of two OREO properties.

Noninterest Expense

Noninterest expense increased $2.0 million, or 3.5%, to $59.5 million in 2020 from $57.5 million in 2019. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,			2020 vs. 2019 Increase (decrease)		2019 vs. 2018 Increase (decrease)
(dollars in thousands)	2020	2019	2018		$%		$%
Noninterest expense:
Salaries and employee benefits	$33,312	$32,909	$23,254	$403	1.2%	$9,655	41.5%
Occupancy and equipment expenses	9,691	9,750	4,554	(59)	-0.6%	5,196	114.1%
Data processing	4,236	3,699	2,323	537	14.5%	1,376	59.2%
Legal and professional	2,743	1,832	1,714	911	49.7%	118	6.9%
Office expenses	1,226	1,257	890	(31)	-2.5%	367	41.2%
Marketing and business promotion	751	1,308	1,143	(557)	-42.6%	165	14.4%
Insurance and regulatory assessments	984	900	951	84	9.3%	(51)	-5.4%
Amortization of intangibles	1,395	1,501	575	(106)	-7.1%	926	161.0%
OREO expenses	35	337	24	(302)	-89.6%	313	1304.2%
Merger expenses	746	471	1,658	275	58.4%	(1,187)	-71.6%
Other expenses	4,394	3,509	3,551	885	25.2%	(42)	-1.2%
Total noninterest expense	$59,513	$57,473	$40,637	$2,040	3.5%	$16,836	41.4%

Salaries and employee benefits. Salaries and employee benefits expense increased $403,000 due to severance pay to terminated employees in connection with the PGBH merger. The number of full-time equivalent employees were 366 in 2020, 355 in 2019 and 256 in 2018. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory. On a periodic basis, the human resources department will advise senior management of the following human capital management metrics: (1) open positions, (2) overtime expense, (3) staff turnover, and (4) employee headcount.

Occupancy and equipment. Occupancy and equipment expense decreased $59,000 from 2019 to 2020 mainly due to closing three branches in 2020, partially offset by the addition of three branches in Chicago (one leased and two owned)  and opening one branch in Edison, New Jersey.

Data processing. Data processing expense increased $537,000 in 2020. This increase was primarily due to upgrading our infrastructure and also reflected the impact of increased processing costs incurred subsequent to the PGBH acquisition. Effective June 2019, the Company renegotiated its data processing master agreement with its vendor, under which the Company is allowed to offset future monthly data processing expenses up to approximately $2.2 million through January 2026. As of December 31, 2020, this offset benefit amounted to $1.6 million to be recognized through January 2026. Conversion expense associated with the PGBH and FAIC acquisitions is in the “other expenses” line item.

Legal and professional. Legal and professional expense increased $911,000 in 2020 due to increases in problem loan collection expenses, and commission expense recognized in connection with the purchase of a new branch location.

Office expenses. Office expenses comprised of communications, postage, armored car, and office supplies, decreased by $31,000 in 2020. The decrease was primarily due to cost saving implemented in 2020 (following the acquisition of PGBH in January).

Marketing and business promotion. Marketing and business promotion expense decreased $557,000. In 2020, marketing and promotion activity decreased due to COVID-19 pandemic.

Insurance and regulatory assessments. Insurance and regulatory assessments expense increased by $84,000 to $984,000 in 2020 compared to $900,000 in 2019, following the PGBH acquisition in 2020. The FDIC insurance assessment was $455,000 in 2020 and $386,000 in 2019, an increase of $69,000. The California DFPI regulatory assessment increased by $14,000 from $149,000 for the year 2019 to $163,000 for year 2020.  The corporate insurance expenses (including directors and officers insurance and fidelity bond), was $363,000 for 2020 compared to $360,000 for 2019.

Amortization of intangibles. Amortization of intangibles totaled $1.4 million in 2020 as compared to $1.5 million for 2019. The decrease was due to continued amortization of the core deposit intangible asset, following the additional core deposit intangible asset of $491,000 recognized in connection with the PGBH acquisition.

OREO expenses. OREO expenses were $35,000 in 2020 and $337,000 in 2019. The $302,000 decrease was due to payments made for delinquent property taxes and construction costs during the year ended 2019.

Merger expenses. Merger expenses were $746,000 in 2020 compared to $471,000 in 2019. The 2019 expense includes $104,000 with respect to the PGBH acquisition which closed in January 2020.

Other noninterest expenses. Other expenses increased by $885,000 from 2019, primarily due to the provision for credit losses associated with unfunded commitments as of the balance sheet date of $558,000 in 2020 compared to $137,000 in 2019. The off-balance sheet liabilities are letters of credit and other commitments to lend. The provision for off-balance sheet liabilities is a function of the volume of undisbursed loans and other loan commitments multiplied by a risk factor. Other expense increases included a $417,000 increase in mortgage servicing rights impairment due to write-downs reflecting the decline in market rates of interest.

Income Tax Expense

Income tax expense was $14.5 million in 2020 compared to $16.1 million in 2019, a decrease of $1.6 million or 9.8%. The effective tax rate for 2020 was 30.6% and 29.2% for 2019. Income tax expense for 2020 included a $26,000 benefit for stock options exercised and a $78,000 benefit for 2019.

Net Income

Net income decreased $6.3 million to $32.9 million in 2020, compared to $39.2 million in 2019.  The decrease is primarily due to a decrease in net interest income of $1.5 million, a decrease in non-interest income of $4.3 million, a $2.0 million increase in non-interest expense and a $9.4 million increase in the credit loss provision, partially offset by a $10.5 million decrease in interest expense.

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

Cash surrender value income of bank owned life insurance. Cash surrender value income of BOLI decreased $22,000 due to slightly lower rates.

Gain on sales of securities, net. Gain on sales of securities, net was $7,000 in 2019. In 2019, the Company sold $6.1 million securities. In late 2018, the Company sold $44.6 million in securities mainly from the FAIC investment portfolio, which were sold immediately after the purchase of FAIC to limit any gains or losses.

Loss on Sale of OREO. A $106,000 loss on sale of OREO was recognized in 2019 from the sale of two OREO properties. There were no OREO sales during 2018.

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

Legal and professional. Legal and professional expense increased $118,000 in 2019. This increase in 2019 is due to increased auditing and internal control testing fees as the Company grew. In 2018, our legal and professional fees increased substantially due to going public in 2017 and the increased accounting and control audits as well as the cost of the accounting work associated with the FAIC acquisition.

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

Insurance and regulatory assessments. Insurance and regulatory assessments expense decreased by $51,000 to $900,000 in 2019 compared to $951,000 in 2018, following the FAIC acquisition in 2018. Our FDIC insurance assessment was $386,000 in 2019 and $561,000 in 2018, a decrease of $175,000. Our California DFPI regulatory assessment increased by $17,000 from $131,000 for the year ended 2018 to $149,000 for year ended 2019. Our corporate insurance expenses (including directors and officers insurance and fidelity bond), was $360,000 for 2019 compared to $258,000 for 2018.

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

Other noninterest expenses. Other expenses decreased by $42,000 from 2018, primarily due to the provision for credit losses associated with unfunded commitments as of the balance sheet date of $137,000 in 2019 compared to $406,000 in 2018. The off-balance sheet liabilities are comprised of loans, letters of credit and other commitments to lend. The provision for off-balance sheet liabilities is a function of the volume of undisbursed loans and other loan commitments multiplied by a risk factor. Other expense increases included a $204,000 increase in loan expenses and $249,000 decrease in director’s fees and expenses.

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

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets were $3.4 billion as of December 31, 2020 and $2.8 billion as of December 31, 2019. We increased our loans held for investment by $509.8 million.  This increase included $173.1 million from the PGBH acquisition and $336.7 million from loan growth. Organic loan growth increased mainly in single family residential loans and commercial real estate mortgages. Our mortgage loans held for sale decreased by $58.2 million in 2020. The increase in assets was funded by an increase in deposits of $386.2 million (including $188.4 million in deposits from the PGBH acquisition), $150.0 million in a long-term FHLB borrowing, and a $20.8 million increase in equity (primarily resulting from $32.9 million in net income, less $7.9 million in repurchase of common stock and $6.6 million in dividends paid).

Investment Securities. We manage our securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Specific goals of our investment portfolio are as follows:

●

provide a ready source of balance sheet liquidity, ensuring adequate availability of funds to meet fluctuations in loan demand, deposit balances and other changes in balance sheet volumes and composition;

●	serve as a means for diversification of our assets with respect to credit quality, maturity and other attributes; and

●	serve as a tool for modifying our interest rate risk profile pursuant to our established policies.

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

The following table sets forth the book value and percentage of each category of securities at December 31, 2020, 2019 and 2018. The book value for securities classified as available for sale is equal to fair market value and the book value for securities classified as held to maturity is equal to amortized cost.

	December 31, 2020		December 31, 2019		December 31, 2018
		% of		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total
Securities, available for sale, at fair value
Government agency securities	$1,294	0.6%	$1,572	1.2%	$1,815	2.2%
SBA agency securities	4,394	2.0%	4,691	3.5%	5,169	6.2%
Mortgage-backed securities
Government sponsored agencies	17,677	8.1%	19,171	14.3%	22,541	26.9%
Collateralized mortgage obligations	48,874	22.4%	11,654	8.7%	12,066	14.4%
Commercial paper	102,448	47.0%	69,899	51.9%	14,918	17.8%
Corporate debt securities (1)	34,563	15.9%	19,082	14.2%	17,253	20.6%
Municipal securities	1,617	0.7%	—	0.0%	—	0.0%
Total securities, available for sale, at fair value	$210,867	96.7%	$126,069	93.8%	$73,762	88.1%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$2,407	1.1%	$3,505	2.6%	$4,290	5.1%
Tax-exempt municipal securities	4,767	2.2%	4,827	3.6%	5,671	6.8%
Total securities, held to maturity, at amortized cost	7,174	3.3%	8,332	6.2%	9,961	11.9%
Total securities	$218,041	100.0%	$134,401	100.0%	$83,723	100.0%

(1)	Comprised of corporate debt securities and financial institution subordinated debentures

The tables below set forth investment securities AFS and HTM for the periods presented.

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,257	$37	$—	$1,294
SBA agency securities	4,125	269	—	4,394
Mortgage-backed securities
Government sponsored agencies	17,415	270	(8)	17,677
Collateralized mortgage obligations	48,476	491	(93)	48,874
Commercial paper	102,462	—	(14)	102,448
Corporate debt securities	33,907	662	(6)	34,563
Municipal securities	1,621	2	(6)	1,617
	$209,263	$1,731	$(127)	$210,867
Held to maturity
Municipal taxable securities	2,407	$139	$—	$2,546
Municipal securities	4,767	290	—	5,057
	$7,174	$429	$—	$7,603
December 31, 2019
Available for sale
Government agency securities	$1,591	$—	$(19)	$1,572
SBA securities	4,671	42	(22)	4,691
Mortgage-backed securities
Government sponsored agencies	19,126	74	(29)	19,171
Collateralized mortgage obligations	11,641	38	(25)	11,654
Commercial paper	69,899	—	—	69,899
Corporate debt securities	18,801	281	—	19,082
	$125,729	$435	$(95)	$126,069
Held to maturity
Municipal taxable securities	$3,505	$147	$—	$3,652
Municipal securities	4,827	153	—	4,980
	$8,332	$300	$—	$8,632

The weighted-average yield on the total investment portfolio at December 31, 2020 was 1.35% with a weighted-average life of 3.3 years. This compares to a weighted-average yield of 2.31% at December 31, 2019 with a weighted-average life of 3.0 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 10.7% of the securities in the total investment portfolio at December 31, 2020, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2020, no U.S. government agency bonds are callable.

The table below shows the Company’s investment securities’ amortized cost and fair value by maturity in the following maturity groupings as of December 31, 2020.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
December 31, 2020
Government agency securities	$—	$—	$1,257	$1,294	$—	$—	$—	$—	$1,257	$1,294
SBA securities	—	—	595	625	3,530	3,769	—	—	4,125	4,394
Mortgage-backed securities
Government sponsored agencies	7,992	7,987	9,423	9,690	—	—	—	—	17,415	17,677
Collateralized mortgage obligations	—	—	11,911	12,258	36,565	36,616	—	—	48,476	48,874
Commercial paper	102,462	102,448	—	—	—	—	—	—	102,462	102,448
Corporate debt securities	4,991	5,029	11,683	11,740	13,233	13,743	4,000	4,051	33,907	34,563
Municipal securities	—	—	—	—	—	—	1,621	1,617	1,621	1,617
Total available for sale	$115,445	$115,464	$34,869	$35,607	$53,328	$54,128	$5,621	$5,668	$209,263	$210,867

Municipal taxable securities	$899	$910	$1,508	$1,636	$—	$—	$—	$—	$2,407	$2,546
Municipal securities	—	—	—	—	874	925	3,893	4,132	4,767	5,057
Total held to maturity	$899	$910	$1,508	$1,636	$874	$925	$3,893	$4,132	$7,174	$7,603

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020 and December 31, 2019. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the notes to the 2020 consolidated financial statements included in the Form 10-K. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months			Twelve Months or More			Total
	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
(dollars in thousands)	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
December 31, 2020
Mortgage-backed securities
Government sponsored agencies	$(8)	$12,982	3	$—	$—	—	$(8)	$12,982	3
Collateralized mortgage obligations	(93)	28,521	6	—	—	—	(93)	28,521	6
Commercial paper	(14)	16,982	4				(14)	16,982	4
Corporate debt securities	(6)	994	2	—	—	—	(6)	994	2
Municipal securities	(6)	1,092	2				(6)	1,092	2
Total available for sale	$(127)	$60,571	17	$—	$—	—	$(127)	$60,571	17

December 31, 2019
Government agency securities	$(19)	$1,572	2	$—	$—	—	$(19)	$1,572	2
SBA securities	(22)	1,469	2	—	—	—	(22)	1,469	2
Mortgage-backed securities
Government sponsored agencies	(5)	2,631	4	(24)	3,912	6	(29)	6,543	10
Collateralized mortgage obligations	(10)	5,738	3	(15)	953	2	(25)	6,691	5
Total available for sale	$(56)	$11,410	11	$(39)	$4,865	8	$(95)	$16,275	19

The Company did not record any charges for other-than-temporary impairment losses for the twelve months ended December 31, 2020 and 2019.

The Company has no individual investment security amounting to 10% or more of shareholders’ equity.

Loans

The loan portfolio is the largest category of our earning assets. At December 31, 2020, total loans held for investment, net of ALLL, totaled $2.7 billion.

The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31 for the past five years:

	As of December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	$	Mix %	$	Mix %	$	Mix %	$	Mix %	$	Mix %
Loans:
Commercial and industrial	$290,139	10.7	$274,586	12.5	$304,084	14.2	$280,766	22.5	$203,843	18.4
SBA	97,821	3.6	74,985	3.4	84,500	3.9	131,421	10.5	158,968	14.3
Construction and land development	186,723	6.9	96,020	4.4	113,235	5.3	91,908	7.4	89,409	8.1
Commercial real estate (1)	1,003,637	37.1	793,268	36.1	758,721	35.4	496,039	39.7	501,798	45.2
Mortgage loans held for investment	1,124,357	41.5	957,254	43.6	881,249	41.1	248,940	19.9	156,428	14.1
Other loans	4,089	0.2	821	0.0	226	0.1	—	—	—	—
Total loans (2)	2,706,766	100.0	2,196,934	100.0	2,142,015	100.0	1,249,074	100.0	1,110,446	100.0
Allowance for loan losses	(29,337)		(18,816)		(17,577)		(13,773)		(14,162)
Total loans, net	$2,677,429		$2,178,118		$2,124,438		$1,235,301		$1,096,284

(1)	Includes non-farm and non-residential real estate loans, multifamily residential and 1-4 family SFR loans originated for a business purpose
(2)	Net of discounts and deferred fees and costs

Net loans held for investment increased $509.8 million, or 23.2%, to $2.7 billion at December 31, 2020 as compared to $2.2 billion at December 31, 2019. The increase in net loans resulted from $173.1 million loans acquired in the PGBH acquisition, and organic growth for the remaining increase in loans.

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

We originate commercial and industrial lines of credit, term loans, mortgage warehouse lines and international trade discounts which totaled $290.1 million as of December 31, 2020 and $274.6 million at December 31, 2019. The interest rate on these loans are generally Wall Street Journal Prime rate based.

The loan to value and the rate on the underlying loans are based on the policy guidance of the Company.

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

Commercial and industrial loans increased $15.6 million, or 5.7%%, to $290.1 million as of December 31, 2020 compared to $274.6 million at December 31, 2019. This increase resulted primarily from a $31.5 million increase in mortgage warehouse lines, and an increase of $6.1 million in undisbursed commercial lines of credit, partially offset by a decrease in shared national credits of $6.1 million, and a $16.9 million decrease in commercial lines of credit.

Commercial real estate loans.  CRE loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR loans originated for a business purpose. Except for the multi-family residential loan portfolio, the interest rate for the majority of these loans are Prime based and have a maturity of five years or less except for the SFR loans originated for a business purpose which may have a maturity of one year. The interest rate for multi-family residential loans are based on the 5-year treasury, are 10 year maturity with a five year fixed rate period followed by a five year floating rate period, and have a declining prepayment penalty for the first five years. At December 31, 2020, approximately 21.86% of the CRE portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value ("LTV") is 75% for CRE loans. The total CRE portfolio totaled $1.0 billion at December 31, 2020 and $793.3 million as of December 31, 2019, of which $198.8 million and $177.3 million, respectively, are secured by owner occupied properties. The multi-family residential loan portfolio totaled $346.6 million as of December 31, 2020 and $235.8 million as of December 31, 2019. The SFR loan portfolio originated for a business purpose totaled $24.0 million as of December 31, 2020 and $19.2 million as of December 31, 2019.

Construction & land development loans. Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. These loans are typically Prime based and have maturities of less than 18 months. Our LTV policy limits are 75% for construction and land development loans. C&D loans increased $90.7 million or 94.5%, to $186.7 million at December 31, 2020 as compared to $96.0 million at December 31, 2019. This increase was primarily due to increases in residential construction loans. As of December 31, 2020 and 2019, our real estate construction loan portfolio was divided among the foregoing categories as shown in the table below.

	As of December 31, 2020		As of December 31, 2019		Increase (Decrease)
(dollars in thousands)	$	Mix %	$	Mix %		$%
Residential construction	$124,255	66.5	$60,749	63.3	$63,506	104.5
Commercial construction	45,540	24.4	29,871	31.1	15,669	52.5
Land development	16,928	9.1	5,400	5.6	11,528	213.5
Total construction and land development loans	$186,723	100.0	$96,020	100.0	$90,703	94.5

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

We originate SBA loans through our branch staff, loan officers and through SBA brokers. In 2020, we originated $52.3 million in SBA loans, of which $32.9 million were PPP loans and $19.4 million were SBA 7A originations. Of SBA loan originations, $45.2 million or 86.4% were produced by branch staff and loan officers. The remaining $7.1 million or 13.6% was referred to us through SBA brokers.

As of December 31, 2020 our SBA portfolio totaled $97.8 million of which $48.5 million is guaranteed by the SBA and $49.4 million is unguaranteed, of which $37.6 million is secured by real estate and $11.8 million is unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral. As of December 31, 2020, $22.7 million or 46.1% is secured by hotel/motels; $7.3 million or 14.7% by gas stations; and $19.4 million or 39.2% in other real estate types. We further analyze the unguaranteed portfolio by location. As of December 31, 2020, $19.6 million or 39.8% is located in California; $8.3 million or 16.8% is located in Washington; $5.1 million or 10.4% is located in Nevada; $4.4 million or 8.9% is located in Texas; $1.8 million or 3.7% is located in New York; and $10.2 million or 20.4% is located in other states.

SBA loans increased $22.8 million, or 30.5%, to $97.8 million at December 31, 2020 compared to $75.0 million at December 31, 2019. This increase was primarily due to $32.9 million in PPP loan origination, SBA 7A loans originations of $19.4 million less SBA loan sales of $13.7 million, SBA charge-offs of $1.3 million and $14.5 million in loan payments in 2020.

SFR real estate loans. We originate qualified SFR mortgage loans and non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel. The loan product is a seven-year hybrid adjustable mortgage which re-prices between five or seven years to the one-year CMT plus 2.50%. The qualified SFR mortgage loans, 15-year and 30-year conforming mortgages, are originated by our branch network and are sold directly to FNMA within seven days of funding.

We originate these non-qualified SFR mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationships with us. During 2020, we originated $287.3 million of such loans through our retail channel, and $131.8 million through our wholesale and correspondent channel. We sell many of these non-qualified SFR mortgage loans to other Asian-American banks and private investors.

The loans sold to other banks are sold with no representation or warranties and with a replacement feature for the first 90-days if the loan pays off early.  For SFR loans sold FNMA and to investment funds we provide limited representations and warranties and with a repurchase and premium refund for loans that become delinquent in the first 90-days or a premium refund if paid-off in the first 90-days with respect to all loans sold.  As a condition of the sale, the buyer must have the loans audited for underwriting and compliance standards.

During 2020, we originated $419.0 million of SFR mortgage loans and sold $184.2 million to FNMA, investment funds and other banks in our market. SFR real estate loans include home equity loans acquired in the LANB, FAIC and PGBH acquisitions. As of December 31, 2020, we had a total of $5.6 million of home equity loans.

SFR real estate loans held for investment, which include $5.6 million of home equity loans, increased $167.1 million, or 17.5%, to $1.1 billion as of December 31, 2020 as compared to $957.3 million as of December 31, 2019. Loans held for sale decreased $58.2 million or 53.8% to $50.0 million as of December 31, 2020 compared to $108.2 million December 31, 2019. In addition, our SFR mortgage lending unit originates mortgage warehouse lines to our correspondents. These loans are including in our commercial and industrial lending unit and totaled $78.3 million as of December 31, 2020 and $46.7 million as of December 31, 2019.

The loan maturities in the table below are based on contractual maturities as of December 31, 2020. As is customary in the banking industry, loans that meet underwriting criteria can be renewed by mutual agreement between us and the borrower. Because we are unable to estimate the extent to which our borrowers will renew their loans, the table is based on contractual maturities. As a result, the data shown below should not be viewed as an indication of future cash flows.

(dollars in thousands)	One Year or Less	After One Year to Five Years	Over Five Years	Total
Construction & land development
Fixed rate	$—	$186	$13	$199
Floating rate	109,882	76,565	77	186,524
Commercial & industrial
Fixed rate	11,611	3,750	1,474	16,835
Floating rate	155,869	97,047	20,388	273,304
Commercial real estate
Fixed rate	63,220	153,894	2,290	219,404
Floating rate	46,607	260,119	477,507	784,233
SBA
Fixed rate	—	31,258	—	31,258
Floating rate	10	2,649	63,904	66,563
SFR mortgage
Fixed rate	200	4,336	1,118,552	1,123,088
Floating rate	—	—	1,269	1,269
Other
Fixed rate	63	4,026	—	4,089
Floating rate	—	—	—	—
Total loans	$387,462	$633,830	$1,685,474	$2,706,766

Fixed rate	$75,094	$197,450	$1,122,329	$1,394,873
Floating rate	312,368	436,380	563,145	1,311,893
Total loans	$387,462	$633,830	$1,685,474	$2,706,766
Allowance for loan losses				(29,337)
Net loans				$2,677,429
Mortgage loans held for sale				$49,963

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

With our acquisitions of FAB and VCBB, we acquired $16.7 million contractual amount due with a fair value of $9.7 million of PCI loans. There were no outstanding balance and carrying amount of PCI loans as of December 31, 2020 and December 31, 2019, respectively. For these PCI loans, the Company did not record an ALLL for 2020 or 2019 as there were no significant reductions in the expected cash flows.

Analysis of the ALLL. The following table allocates the ALLL, or the allowance, by category:

	As of December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Loans:
Commercial and industrial	$3,690	1.27	$2,736	1.00	$3,112	1.02	$3,014	1.07	$2,581	1.27
SBA	927	0.95	852	1.14	1,027	1.22	1,030	0.78	3,345	2.10
Construction and land development	2,473	1.32	1,268	1.32	1,500	1.32	1,214	1.32	1,206	1.35
Commercial real estate (2)	13,718	1.37	7,668	0.97	6,449	0.85	4,925	0.99	5,952	1.19
Single family residential mortgages	8,486	0.75	6,182	0.65	5,489	0.62	3,170	1.27	1,078	0.69
Other	43	1.05	9	1.10	—	—	—	—	—	—
Unallocated	—	—	101	—	—	—	420	—	—	—
Allowance for loan losses	$29,337	1.08	$18,816	0.82	$17,577	0.82	$13,773	1.10	$14,162	1.28

(1)	Represents the percentage of the allowance to total loans in the respective category.
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and SFR loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount balance was $4.8 million at December 31, 2020 and $5.3 million at December 31, 2019.

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

Credit-discount on loans purchased through acquisition. Purchased loans are recorded at market value in two categories, credit discount and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of December 31, 2020 and December 31, 2019. We have recorded additional reserves of $2.1 million due to the credit discounts on the bank acquisitions being less than the analysis for loan losses on those acquisitions as of December 31, 2020.

	As of December 31,
(dollars in thousands)	2020	2019
Commercial and industrial	$53	$37
SBA	36	42
Commercial real estate	1,029	1,657
Single family residential mortgages	3,653	3,573
Total credit discount on purchased loans	$4,777	$5,309
Total remaining balance of purchased loans through acquisition	$583,605	$579,329
Credit-discount to remaining balance of purchased loans	0.82%	0.92%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.05% for both the twelve months ended December 31, 2020 and 2019.

The ALLL was $29.3 million at December 31, 2020 compared to $18.8 million at December 31, 2019. The $10.5 million increase in 2020 was primarily due to an addition of $2.3 million related to a COVID-19 special quantitative reserve, loan growth and a $6.3 million increase in non-performing loans.  The COVID-19 portion of the ALLL equates to a seven basis point reserve on the entire loan portfolio plus a reserve on all loans being deferred at December 31, 2020.

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

The following table provides an analysis of the ALLL, provision for credit losses and net charge-offs for the years 2016 to 2020:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Balance, beginning of period	$18,816	$17,577	$13,773	$14,162	$10,023
Charge-offs:
Commercial and industrial	(200)	—	—	—	—
SBA	(973)	(1,093)	—	(83)	(835)
Commercial real estate	(85)	(166)	(701)	—	—
Other	(45)	—	—	—	—
Total charge-offs	(1,303)	(1,259)	(701)	(83)	(835)
Recoveries:
Commercial and industrial	—	—	36	—	—
SBA	1	108	—	747	—
Total recoveries	1	108	36	747	—
Net (charge-offs)/recoveries	(1,302)	(1,151)	(665)	664	(835)
Provision for (recapture of) loan losses	11,823	2,390	4,469	(1,053)	4,974
Balance, end of period	$29,337	$18,816	$17,577	$13,773	$14,162
Total loans at end of period	$2,706,766	$2,196,934	$2,142,015	$1,249,074	$1,110,446
Average loans(2)	2,544,413	2,112,933	1,456,480	1,151,965	1,080,448
Net charge-offs (recoveries) to average loans	0.05%	0.05%	0.05%	-0.06%	0.08%
Allowance for loan losses to total loans	1.08%	0.86%	0.82%	1.10%	1.28%
Credit-discount on loans purchased through acquisition	$4,777	$5,309	$8,060	$1,689	$5,124

(1)	Total loans are net of discounts and deferred fees and costs.
(2)	Excludes loans held for sale

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

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings. Nonperforming loans exclude PCI loans. The Company did not have any loans past due 90 days or more but still accruing interest at any of the dates presented.  The balances of nonperforming loans reflect the net investment in these assets.

	As of December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Accruing troubled debt restructured loans:
Commercial and industrial	$502	$—	$—	$—	$—
SBA	34	45	58	—	—
Construction and land development	—	264	276	289	303
Commercial real estate	1,434	1,472	2,033	2,131	2,253
Total accruing troubled debt restructured loans	1,970	1,781	2,367	2,420	2,556
Non-accrual loans:
Commercial and industrial	580	—	—	—	—
Commercial and industrial - TDR	1,081	—	—	—	—
SBA	6,828	9,378	914	155	3,577
Construction and land development	173	—	—	—	—
Commercial real estate	1,193	725	—	—	—
Single-family residential mortgages	7,714	1,334	—	—	—
Other	15	—	—	—	—
Total non-accrual loans	17,584	11,437	914	155	3,577
Total non-performing loans	19,554	13,218	3,281	2,575	6,133
OREO	293	293	1,101	293	833
Nonperforming assets	$19,847	$13,511	$4,382	$2,868	$6,966
Nonperforming loans to total loans	0.72%	0.60%	0.15%	0.21%	0.55%
Nonperforming assets to total assets	0.59%	0.48%	0.15%	0.17%	0.50%

The $6.3 million increase in nonperforming loans at December 31, 2020 was primarily due to the addition of nine SFR mortgage loans for $6.5 million, five commercial and industrial loans for $2.2 million, four SBA loans for $2.1 million and three commercial real estate loans for $552,000, partially offset by payoff of one construction and development loan for $264,000 and one SBA loan for $991,000, and a net balance decrease in nonperforming loans of $3.8 million.

Our 30-89 day delinquent loans, excluding non-accrual loans, increased to $8.9 million as of December 31, 2020, compared to $5.3 million at December 31, 2019.

We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2020 and December 31, 2019 while the loans were in nonaccrual status. We recognized interest income on loans modified under troubled debt restructurings of $170,000 and $128,000 during the years ended December 31, 2020 and December 31, 2019, respectively.

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

Impact of the COVID-19 Pandemic on the Loan Portfolio

As of December 31, 2020, the Bank originated 260 loans totaling $32.9 million, or 1.2% of the Company’s total loan portfolio, under the SBA’s Paycheck Protection Program due to the COVID-19 pandemic.  The following table provides details regarding the Company's COVID-19 loan deferral activity through January 15, 2021.

	As of June 30, 2020		As of October 23, 2020		As of January 15, 2021
	Loans Deferred		Loans Deferred		Loans Deferred
	Number	Principal Amount ($000)	Number	Principal Amount ($000)	Number	Principal Amount ($000)
General retail (excluding SBA)	34	$94,251	3	$26,840	2	$3,174
Mixed use commercial	38	58,841	4	10,547	1	7,500
Hospitality (excluding SBA) (1)	5	25,343	2	12,929	1	6,419
Restaurants (excluding SBA)	11	4,186	1	12	—	—
Multifamily	6	9,086	—	—	—	—
Commercial, office and other (1)	6	22,983	5	19,881	5	18,742
SFR mortgage loans - Western region	183	118,484	38	29,604	14	8,770
SFR mortgage loans - Eastern region	203	85,935	10	4,106	11	4,925
SFR mortgage loans - Chicago metropolitan	84	14,824	4	719	1	249
Total	570	$433,933	67	$104,638	35	$49,779

(1)  Loans with a principal amount of $23.5 million are principal deferments only.  Interest is paid up to date through December 31, 2020 and January 15, 2021.

The Company does not have any shared national credits or loans, backed by airlines or cruise lines, on deferral as of January 15, 2021.

Cash and Cash Equivalents. Cash and cash equivalents increased $12.9 million, or 7.1%, to $194.7 million as of December 31, 2020 as compared to $181.8 million at December 31, 2019.

Goodwill and Other Intangible Assets. Goodwill was $69.2 and $58.6 million at December 31, 2020 and 2019, respectively. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. The $10.7 million increase in 2020 was due to the PGBH acquisition.  Our other intangible assets, which consist of core deposit intangibles, were $5.2 million and $6.1 million at December 31, 2020 and December 31, 2019. In 2020, $491,000 was added from the PGBH acquisition. These core deposit intangible assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 3 to 10 years.

On January 10, 2020, we completed the PGBH acquisition. PGBH, and its subsidiary PGB, provided commercial and retail banking services primarily to Asian-Americans through three branches in the metro Chicago area.

We acquired PGBH for $32.9 million in cash. The identifiable assets acquired of $222.8 million and liabilities assumed of $200.6 million were recorded at fair value. The identifiable assets acquired included the establishment of a $491,000 core deposit intangible, which is being amortized on an accelerated basis over 10 years. Based upon the acquisition date fair values of the net assets acquired, we recorded $10.7 million of goodwill in our consolidated balance sheet.

Liabilities. Total liabilities increased $540.0 million to $2.9 billion, or 22.7%, at December 31, 2020 from $2.4 billion at December 31, 2019, primarily due to a $386.2 million increase in deposits, of which $188.4 million were acquired in the PGBH acquisition, and a $150.0 million increase in FHLB advances.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2020, the Bank considers $2.3 billion or 88.0% of our deposits as core relationships. As of December 31, 2020, our top ten deposit relationships totaled $368.4 million, of which two are related to directors and shareholders of the Company for a total of $17.9 million or 4.9% of our top ten deposit relationships. As of December 31, 2020, our directors and shareholders with deposits over $250,000 totaled $83.6 million or 5.0% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates at December 31, 2020, 2019 and 2018:

	Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$564,111	—	$421,174	—	$310,282	—
Interest-bearing:
NOW	55,794	0.36	24,925	0.27	24,591	0.32
Savings	123,568	0.12	97,670	0.00	46,260	0.38
Money market	449,111	0.71	370,451	1.19	376,479	1.10
Time, less than $250,000	715,181	1.60	712,534	2.25	369,416	1.59
Time, $250,000 and over	597,262	1.71	566,810	2.35	400,046	1.67
Total interest-bearing	1,940,916	1.30	1,772,390	1.93	1,216,792	1.39
Total deposits	$2,505,027	1.01	$2,193,564	1.56	$1,527,074	1.11

The following table sets forth the maturity of non-core time deposits as of December 31, 2020:

	Maturity Within:
(dollars in thousands)	Three Months	After Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$156,541	$134,541	$291,351	$26,280	$608,713
Wholesale deposits (1)	40,767	8,744	13,986	12,105	75,602
Time, brokered	—	—	14,997	2,377	17,374
Total	$197,308	$143,285	$320,334	$40,762	$701,689

(1)	Wholesale deposits are defined as time deposits under $250,000 originated through via internet rate line and/or through other deposit originators, and are considered non-core deposits.

We acquired time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits as of December 31, 2020 was $93.7 million or 3.6% of total deposits. The balances of such deposits as of December 31, 2019 were $93.2 million.

Total deposits increased $386.2 million to $2.6 billion at December 31, 2020 as compared to $2.2 billion at December 31, 2019, as a result of organic growth and the PGBH acquisition. As of December 31, 2020, total deposits were comprised of 23.4% noninterest-bearing demand accounts, 27.7% interest-bearing non-maturity deposit accounts and 48.8% of time deposits.

As of December 31, 2020, $131,000 in deposit overdrafts were reclassified as other loans. As of December 31, 2019, the amount was $141,000.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. We had no FHLB short-term advances at December 31, 2020 and at December 31, 2019. In the first quarter of 2020, the Company obtained $150.0 million in long-term FHLB advances. The term is five years, maturing by March 2025. The average fixed interest rate is 1.18%. The Company secured this funding in case there is a liquidity issue caused by the COVID-19 pandemic and to obtain an attractive interest rate. The following table sets forth information on our total FHLB advances during the periods presented:

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Outstanding at period-end	$150,000	$—	$319,500
Average amount outstanding	$129,071	$114,388	$124,990
Maximum amount outstanding at any month-end	$190,000	$364,500	$319,500
Weighted average interest rate:
During period	1.15%	2.56%	2.07%
End of period	1.18%	0.00%	2.56%

Long-Term Debt. Long-term debt consists of subordinated notes. As of December 31, 2020 the amount of subordinated notes outstanding was $104.4 million as compared to $104.0 million at December 31, 2019.

In March and April 2016, we issued an aggregate of $50.0 million of subordinated notes for aggregate proceeds of $49.4 million. The subordinated notes have a maturity date of April 1, 2026 at a fixed rate of 6.5% for the first five years and a floating rate based on the three-month LIBOR plus 516 basis points thereafter. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt.

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

In connection with the November 2018 issuance of subordinated notes, Bancorp entered into a registration rights agreement with the purchasers of such notes pursuant to which the Company agreed to take certain actions to provide for the exchange of the notes for subordinated notes that are registered under the Securities Act and that have substantially the same terms as the privately issued notes. The exchange of notes was completed in March 2019.

Subordinated Debentures. Subordinated debentures consist of subordinated notes. As of December 31, 2020 and December 31, 2019, the amount outstanding was $14.3 million and $9.7 million, respectively. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt. These subordinated notes consist of the following:

In 2016, Bancorp acquired $5.2 million of subordinated debentures as part of the TFC acquisition (TFC Trust) and recorded them at fair value of $3.3 million. The fair value adjustment is being accreted over the remaining life of the securities. These debentures mature on March 15, 2037 and have a variable rate of interest equal to the three-month LIBOR plus 1.65%. The rate at December 31, 2020 was 1.87% and 3.54% at December 31, 2019.

In October 2018, the Company, through the acquisition of FAIC, acquired the FAIC Trust. The FAIC Trust issued thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7,000,000 to an independent investor, and all of its common securities, amounting to $217,000, financed by the issuance of $7.2 million of debentures. There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at December 31, 2020 was 2.47% and 4.14% at December 31, 2019.

In January 2020, the Company, through the acquisition of PGBH, acquired PGBH Trust, a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at December 31, 2020 was 2.32% and 4.14% at December 31, 2019.

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

Shareholders’ equity increased $20.8 million, or 5.1%, to $428.5 million during 2020 due to $32.9 million of net income, $712,000 of additional paid in capital from the exercise of stock options and a $890,000 increase in other comprehensive income, partially offset by $6.6 million of cash dividends declared during the year and $7.9 million from the repurchase of shares of the Company’s common stock. The increase in accumulated other comprehensive income primarily resulted from increases in unrealized gains on available for sale securities.

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

As of December 31, 2020 and December 31, 2019, we had $92.0 million and $49.0 million, respectively, of unsecured federal funds lines, with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window at December 31, 2020 and December 31, 2019 were $9.8 million and $14.3 million, respectively. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $20.1 million and $28.7 million as of December 31, 2020 and December 31, 2019, respectively. We did not have any borrowings outstanding with the Federal Reserve at December 31, 2020 and December 31, 2019 and our borrowing capacity is limited only by eligible collateral.

At December 31, 2020 there were $150.0 million in FHLB advances outstanding and none at December 31, 2019. Based on the values of loans pledged as collateral, we had $915.2 million and $636.5 million of additional borrowing capacity with the FHLB as of December 31, 2020 and December 31, 2019, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of December 31, 2020 and December 31, 2019.  The Bank exceeded all regulatory capital requirements under Basel III and was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at December 31, 2020	Ratio at December 31, 2019	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	11.32%	12.89%	4.00%	4.00%	5.00%
Bank	14.11%	15.23%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio (1)
Consolidated	14.62%	17.16%	4.50%	7.00%	6.50%
Bank	18.94%	20.87%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	15.21%	17.65%	6.00%	8.50%	8.00%
Bank	18.94%	20.87%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	20.77%	23.82%	8.00%	10.50%	10.00%
Bank	20.19%	21.86%	8.00%	10.50%	10.00%

(1)	The common equity tier 1 risk-based ratio, or CET1, is a ratio created by the Basel III regulations beginning January 1, 2015.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at December 31, 2020:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,348,290	$—	$—	$—	$1,348,290
Time deposits	1,198,799	78,518	9,521	—	1,286,838
FHLB advances	—	—	150,000	—	150,000
Long-term debt	—	—	—	104,391	104,391
Subordinated debentures	—	—	—	14,283	14,283
Leases	5,082	8,319	5,195	9,477	28,073
Total contractual obligations	$2,552,171	$86,837	$164,716	$128,151	$2,931,875

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

(dollars in thousands)	December 31, 2020	December 31, 2019
Tangible common equity:
Total shareholders' equity	$428,488	$407,690
Adjustments
Goodwill	(69,243)	(58,563)
Core deposit intangible	(5,196)	(6,100)
Tangible common equity	$354,049	$343,027
Tangible assets:
Total assets-GAAP	$3,350,072	$2,788,535
Adjustments
Goodwill	(69,243)	(58,563)
Core deposit intangible	(5,196)	(6,100)
Tangible assets:	$3,275,633	$2,723,872
Common shares outstanding	19,565,921	20,030,866
Tangible common equity to tangible assets ratio	10.81%	12.59%
Tangible book value per share	$18.10	$17.12

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

	For the year-ended
(dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Net income available to common shareholders	$32,928	$39,209	$36,105
Average shareholders equity	$417,915	$393,895	$296,869
Adjustments:
Goodwill	(69,863)	(31,086)	(31,081)
Core deposit intangible	(5,806)	(1,483)	(1,483)
Adjusted average tangible common equity	$342,246	$361,326	$264,305
Return on average tangible common equity	9.62%	10.85%	13.66%

Efficiency Ratio. The Company uses certain non-GAAP financial measures to provide supplemental information regarding the Company’s performance. The efficiency ratio is non-interest expense divided by net interest income plus non-interest  income. The efficiency ratio is presented for the years ended December 31, 2020 and 2019.

	For the year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Efficiency Ratio (non-GAAP)
Non-interest expense	$59,513	$57,473	$40,637
Net interest income	104,755	96,864	78,470
Non-interest income	14,040	18,320	12,842
Net interest income and non-interest income	$118,795	$115,184	$91,312
Efficiency ratio	50.10%	49.90%	44.50%

Regulatory Reporting to Financial Statements

Some of the financial measures included in this Annual Report on Form 10-K differ from those reported on the FRB Y-9C report. These financial measures include “core deposits to total deposits” and “net non-core funding dependency ratio”. Our management uses these financial measures in its analysis of our performance.

Core Deposits and Non-core Funding Dependency. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. The following table reconciles the adjusted core deposit to total deposits and the adjusted net non-core dependency ratio.

	As of
(dollars in thousands)	December 31, 2020	December 31, 2019

Adjusted core deposit to total deposit ratio:
Core deposits (1)	$2,037,164	$1,651,678
Adjustments:
CDs > $250,000 considered core deposits (2)	448,159	446,968
Less brokered deposits considered non-core	(17,374)	(67,089)
Less internet deposits < $250,000 considered non-core (3)	(76,356)	(26,025)
Less other deposits not considered core (4)	(80,016)	(60,719)
Total adjustments:	274,413	293,135
Adjusted core deposits	2,311,577	1,944,813
Total deposits	$2,635,128	$2,249,061
Adjusted core deposits to total deposits ratio	87.72%	86.47%
Non core deposits	597,963	597,382
Less total adjustments	(274,413)	(293,135)
Total adjusted non-core deposits	323,550	304,247
Short term borrowing outstanding	—	—
Adjusted non-core liabilities (A)	323,550	304,247
Short term assets(4)	—	71,303
Adjustment to short term assets:
Purchased receivables with maturities less than 90-days	—	—
Adjusted short term assets (B)	—	71,303
Net non-core funding (A-B)	323,550	232,944
Total earning assets	3,141,819	2,587,093
Adjusted net non-core funding dependency ratio	10.30%	9.00%

(1)	Core deposits comprise all demand and savings deposits of any amount plus time deposits less than $250,000.
(2)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.
(3)	Comprised of internet and outside deposit originator time deposits less than $250,000 which are not considered core deposits.
(4)

Comprised of demand and savings deposits in relationships over $250,000 which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.

(5)	Non-core deposits are time deposits greater than $250,000
(6)	Short term assets include cash equivalents and investment with maturities less than one year

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

Our ALCO committee establishes broad policy limits with respect to interest rate risk. ALCO establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO meets monthly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
December 31, 2020:
Dollar change	$(1,212)	$(408)	$5,361	$12,590
Percent change	-1.05%	-0.35%	4.63%	10.87%
December 31, 2019:
Dollar change	4,224	5,034	5,568	11,629
Percent change	4.69%	5.59%	6.18%	12.91%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models gradual −200, −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

We are within board policy limits for the +/-100 and +/-200 basis point scenarios. The NII at Risk reported at December 31, 2020, projects that our earnings are expected to be neutral to changes in interest rates over the next year. In recent periods, the amount of fixed rate assets increased resulting in a position shift from neutral to slightly asset sensitive.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
December 31, 2020:
Dollar change	$36,247	$6,141	$(7,720)	$(12,098)
Percent change	8.86%	1.50%	-1.89%	-2.96%
December 31, 2019:
Dollar change	(73,739)	(45,290)	298	485
Percent change	-17.48%	-10.74%	0.07%	0.11%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −200, −100, +100 and +200 basis point parallel shifts in market interest rates.

We are within board policy limits for the +100, +200, -100 and -200 basis point scenarios. The EVE reported at December 31, 2020 projects that as interest rates increase immediately, the EVE position will be expected to stay nearly flat, and if interest rates were to decrease immediately, the EVE position will be expected to decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. Management has developed a plan to bring the percent change in EVE into compliance with board policy within the next twelve months.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

RBB Bancorp and Subsidiaries
Los Angeles, California

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of RBB Bancorp and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, change in shareholders’ equity, and cash flows for the two years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in 2013 Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the consolidated financial statements.

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

March 9, 2021

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

Rancho Cucamonga, California

March 27, 2019

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands, except for share amounts)

	2020	2019
Assets
Cash and due from banks	$137,654	$114,763
Federal funds sold and other cash equivalents	57,000	67,000
Cash and cash equivalents	194,654	181,763
Interest-earning deposits in other financial institutions	600	600
Securities:
Available for sale	210,867	126,069
Held to maturity (fair value of $7,603 and $8,632 at December 31, 2020 and December 31, 2019, respectively)	7,174	8,332
Mortgage loans held for sale	49,963	108,194
Loans held for investment:
Real estate	2,320,216	1,852,206
Commercial and other	392,066	349,391
Total loans	2,712,282	2,201,597
Unaccreted discount on acquired loans	(2,872)	(5,067)
Deferred loan costs (fees), net	(2,644)	404
Total loans, net of deferred loan fees	2,706,766	2,196,934
Allowance for loan losses	(29,337)	(18,816)
Net loans	2,677,429	2,178,118

Premises and equipment	27,103	16,813
Federal Home Loan Bank (FHLB) stock	15,641	15,000
Net deferred tax assets	2,547	2,326
Other real estate owned (OREO)	293	293
Cash surrender value of life insurance (BOLI)	35,121	34,353
Goodwill	69,243	58,563
Servicing assets	13,965	17,083
Core deposit intangibles	5,196	6,100
Accrued interest and other assets	40,276	34,928
Total assets	$3,350,072	$2,788,535

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands, except for share amounts)

	2020	2019
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$617,206	$458,763
Savings, NOW and money market accounts	731,084	537,490
Time deposits $250,000 and under	688,875	655,303
Time deposits over $250,000	597,963	597,382
Total deposits	2,635,128	2,248,938

Reserve for unfunded commitments	1,383	826
FHLB advances	150,000	—
Long-term debt, net of debt issuance costs	104,391	104,049
Subordinated debentures	14,283	9,673
Accrued interest and other liabilities	16,399	17,359
Total liabilities	2,921,584	2,380,845

Commitments and contingencies - Note 7 and 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 19,565,921 shares issued and outstanding at December 31, 2020 and 20,030,866 shares at December 31, 2019	284,261	290,395
Additional paid-in capital	4,932	4,938
Retained earnings	138,094	112,046
Non-controlling interest	72	72
Accumulated other comprehensive income, net	1,129	239
Total shareholders’ equity	428,488	407,690
Total liabilities and shareholders’ equity	$3,350,072	$2,788,535

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except share amounts)

	2020	2019	2018
Interest and dividend income:
Interest and fees on loans	$133,894	$135,159	$97,480
Interest on interest-earning deposits	641	1,785	1,002
Interest on investment securities	2,968	2,652	2,351
Dividend income on FHLB stock	572	1,079	650
Interest on federal funds sold and other	1,045	1,050	632
Total interest income	139,120	141,725	102,115
Interest expense:
Interest on savings deposits, now and money market accounts	3,540	4,886	4,408
Interest on time deposits	21,665	29,347	12,548
Interest on subordinated debentures and long-term debt	7,677	7,698	4,083
Interest on other borrowed funds	1,483	2,930	2,606
Total interest expense	34,365	44,861	23,645
Net interest income	104,755	96,864	78,470
Provision for credit losses	11,823	2,390	4,469
Net interest income after provision for credit losses	92,932	94,474	74,001
Noninterest income:
Service charges, fees and other	4,852	4,072	2,679
Gain on sale of loans	5,997	9,893	7,126
Loan servicing fees, net of amortization	2,052	3,383	850
Recoveries on loans acquired in business combinations	84	143	1,385
Unrealized gain on equity investments	—	147	—
Gain on derivatives	78	—	—
Increase in cash surrender value of life insurance	767	775	797
Gain on sale of securities	210	7	5
(Loss) on sale of OREO	—	(106)	—
Gain on sale of fixed assets	—	6	—
	14,040	18,320	12,842
Noninterest expense:
Salaries and employee benefits	33,312	32,909	23,254
Occupancy and equipment expenses	9,691	9,750	4,554
Data processing	4,236	3,699	2,323
Legal and professional	2,743	1,832	1,714
Office expenses	1,226	1,257	890
Marketing and business promotion	751	1,308	1,143
Insurance and regulatory assessments	984	900	951
Core deposit premium	1,395	1,501	575
OREO expenses	35	337	24
Merger expenses	746	471	1,658
Other expenses	4,394	3,509	3,551
	59,513	57,473	40,637
Income before income taxes	47,459	55,321	46,206
Income tax expense	14,531	16,112	10,101
Net income	$32,928	$39,209	$36,105

Net income per share
Basic	$1.66	$1.96	$2.11
Diluted	1.65	1.92	2.01
Cash dividends declared per common share	0.33	0.40	0.35

Weighted-average common shares outstanding
Basic	19,763,422	20,017,306	17,151,222
Diluted	19,921,859	20,393,424	17,967,653

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, (In thousands)

	2020	2019	2018
Net income	$32,928	$39,209	$36,105

Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Change in unrealized gains (losses)	1,474	2,248	(1,266)
Reclassification of gains recognized in net income	(210)	(7)	(5)
	1,264	2,241	(1,271)
Related income tax effect:
Change in unrealized (gains) losses	(436)	(666)	376
Reclassification of gains recognized in net income	62	2	—
	(374)	(664)	376

Total other comprehensive income (loss)	890	1,577	(895)

Total comprehensive income	$33,818	$40,786	$35,210

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018 (In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	15,908,893	$205,927	$8,426	$51,266	$—	$(443)	$265,176
Net income	—	—	—	36,105	—	—	36,105
Stock-based compensation	—	—	684	—	—	—	684
Restricted stock awarded	43,425						—
Cash dividend	—	—	—	(5,753)	—	—	(5,753)
Stock options exercised	1,035,942	13,080	(3,451)	—	—	—	9,629
Issuance of common stock for acquisition	3,011,762	69,603	—	—	—	—	69,603
Non-controlling interest	—	—	—	—	72	—	72
Other comprehensive loss, net of taxes				—	—	(895)	(895)
Balance at December 31, 2018	20,000,022	$288,610	$5,659	$81,618	$72	$(1,338)	$374,621
Net income	—	—	—	39,209	—	—	39,209
Stock-based compensation	—	—	689	—	—	—	689
Restricted stock vested	—	425	(425)	—	—	—	—
Cash dividend	—	—	—	(8,033)	—	—	(8,033)
Stock options exercised	200,629	3,802	(985)	—	—	—	2,817
Repurchase of common stock	(169,785)	(2,442)	—	(748)			(3,190)
Other comprehensive loss, net of taxes	—	—	—	—	—	1,577	1,577
Balance at December 31, 2019	20,030,866	$290,395	$4,938	$112,046	$72	$239	$407,690
Net income	—	—	—	32,928	—	—	32,928
Stock-based compensation	—	—	686	—	—	—	686
Restricted stock vested	—	425	(425)	—	—	—	—
Cash dividend	—	—	—	(6,567)	—	—	(6,567)
Stock options exercised	56,498	979	(267)	—	—	—	712
Repurchase of common stock	(521,443)	(7,538)	—	(313)	—	—	(7,851)
Other comprehensive income, net of taxes	—	—	—	—	—	890	890
Balance at December 31, 2020	19,565,921	$284,261	$4,932	$138,094	$72	$1,129	$428,488

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(In thousands)

	2020	2019	2018
Operating activities
Net income	$32,928	$39,209	$36,105
Adjustments to reconcile net income to net cash from
Operating activities:
Depreciation and amortization of premises, and equipment	2,009	1,914	1,833
Net accretion of securities, loans, deposits, and other	(3,328)	(2,845)	(1,754)
Unrealized gain on equity securities	—	(147)	—
Amortization of investment in affordable housing tax credits	979	900	644
Amortization of intangible assets	5,812	4,856	3,302
Impairment loss on mortgage servicing rights	417	—	—
Provision for loan losses	11,823	2,390	4,469
Stock-based compensation	686	689	684
Deferred tax expense (benefit)	(2,998)	1,503	(383)
Gain on sale of securities	(210)	(7)	(5)
Gain on sale of loans	(5,997)	(9,893)	(7,126)
Loss on sale of OREO	—	106	—
Gain on sale of fixed assets	—	(6)	—
Increase in cash surrender value of life insurance	(767)	(775)	(797)
Loans originated and purchased for sale, net	(115,146)	(77,514)	(413,450)
Proceeds from loans sold	203,799	521,594	301,894
Other items	(5,493)	(5,506)	(10,064)
Net cash provided by (used in) operating activities	124,514	476,468	(84,648)
Investing activities
Securities available for sale:
Purchases	(548,846)	(197,386)	(74,171)
Maturities, prepayments and calls	454,597	141,537	64,008
Sales	11,661	6,143	44,591
Securities held to maturity:
Maturities, prepayments and calls	1,135	1,590	—
Redemption of Federal Home Loan Bank stock	—	808	—
Purchase of Federal Home Loan Bank stock and other equity securities, net	(3,135)	(7,741)	(11,077)
Net decrease of investment in qualified affordable housing projects	(2,594)	(2,598)	(1,911)
Net increase in loans	(361,252)	(161,426)	(366,415)
Proceeds from sales of OREO	—	1,053	—
Net cash paid in connection with acquisition	6,634	—	25,073
Proceeds from sale of fixed assets	—	17	—
Purchases of premises and equipment	(4,206)	(1,350)	(2,488)
Net cash used in investing activities	(446,006)	(219,353)	(322,390)
Financing activities
Net increase (decrease) in demand deposits and savings accounts	163,674	(21,758)	(9,807)
Net increase in time deposits	34,415	126,627	186,588
Net increase (decrease) in short-term FHLB advances	—	(319,500)	170,000
Advances of long-term FHLB borrowings	150,000	—	—
Cash dividends paid	(6,567)	(8,033)	(5,753)
Issuance of subordinated debentures, net of issuance costs	—	—	54,018
Common stock repurchased, net of repurchased costs	(7,851)	(3,190)	—
Exercise of stock options	712	2,817	9,629
Net cash provided by (used in) financing activities	334,383	(223,037)	404,675
Net increase (decrease) in cash and cash equivalents	12,891	34,078	(2,363)
Cash and cash equivalents at beginning of period	181,763	147,685	150,048
Cash and cash equivalents at end of period	$194,654	$181,763	$147,685
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$36,186	$45,702	$19,993
Taxes paid	13,475	14,470	9,335
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	—	974	808
Transfer of loans to held for sale, net	24,425	107,859	186,503
Loan to facilitate OREO	1,008	623	104
Additions to servicing assets	1,715	3,068	3,494
Net change in unrealized holding (loss) gain on securities available for sale	1,264	2,241	(1,271)
Acquisition:
Assets acquired, net of cash received	182,895	—	—
Liabilities assumed	200,209	—	—
Cash considerations	32,885	—	34,837
Stock considerations	—	—	69,602
Goodwill	10,680	—	28,443

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

NOTE 1 - BUSINESS DESCRIPTION

RBB Bancorp is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, Royal Business Bank ("Bank") and RBB Asset Management Company ("RAM"), collectively referred to herein as "the Company". At December 31, 2020, the Company had total assets of $3.4 billion, gross consolidated loans (held for investment and held for sale) of $2.8 billion, total deposits of $2.6 billion and total stockholders' equity of $428.5 million. On July 31, 2017, the Company completed its initial public offering of 3,750,000 shares at a price to the public of $23.00 per share. The Company’s stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides business-banking services to the Chinese-American communities in Los Angeles County, Orange County, Ventura County and in the Las Vegas, New York City metropolitan area, Chicago and Edison (New Jersey). Specific services include remote deposit, E-banking, mobile banking, commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts.

The Company operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, and Westlake Village, California; Las Vegas, Nevada; Manhattan, Brooklyn, Flushing and Elmhurst, New York; the Chinatown and Bridgeport neighborhoods of Chicago, Illinois; and Edison, New Jersey. The Company's primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

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

The Company has completed six acquisitions from July 8, 2011 through January 10, 2020, including the acquisition of Pacific Global Bank Holdings, Inc. (“PGBH”) and its wholly-owned subsidiary, Pacific Global Bank (“PGB”), in which the PGBH acquisition closed on January 10, 2020. PGB operated three branches in the Chicago neighborhoods of Chinatown and Bridgeport. All of the Company’s acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.

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

We acquired three statutory business trusts: TFC Statutory Trust in 2016, FAIC Statutory Trust in 2018 and PGB Capital Trust I in 2020. These trusts issued trust preferred securities representing undivided preferred beneficial interests in the assets of the Trusts. The proceeds of these trust preferred securities were invested in certain securities issued by us, with similar terms to the relevant series of securities issued by the Trusts, which we refer to as subordinated debentures.

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

Cash and Due from Banks

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The reserves required to be held as of December 31, 2020 and 2019 was none and $29.5 million, respectively. The Company maintains amounts in due from bank accounts, which may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Interest-Earning Deposits in Other Financial Institutions

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

Loans Held For Sale

Mortgage loans originated or acquired and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Loans held for sale consist primarily of first trust deed mortgages on single-family residential properties located in California and New York.

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

Gains on sales of mortgage, SBA and CRE loans totaled $6.0 million, $9.9 million, and $7.1 million in 2020, 2019 and 2018, respectively. Gains on sale of mortgage loans totaled $5.2 million, $8.2 million, and $4.3 million, and gains on sale of SBA loans totaled $754,000, $1.5 million, and $2.8 million in 2020, 2019, and 2018, respectively. Gains on sale of CRE totaled none in 2020, $152,000 in 2019 and none in 2018.

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

Goodwill and Other Intangible Assets

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Goodwill amounted to $69.2 million and $58.6 million as of December 31, 2020 and 2019, respectively, and is the only intangible asset with an indefinite life on the balance sheet. No impairment was recognized on goodwill during 2020 and 2019.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. CDI was recognized in the 2013 acquisition of Los Angeles National Bank, in the 2016 acquisition of TFC Holding Company, in the 2018 acquisition of FAIC and in the 2020 acquisition of PGBH. The unamortized balance as of December 31, 2020 and 2019 was $5.2 million and $6.1 million, respectively. Accumulated amortization as of December 31, 2020 and 2019 was $4.5 million and $3.1 million, respectively. CDI amortization expense was $1.4 million, $1.5 million, and $575,000 in 2020, 2019 and 2018, respectively.

Estimated CDI amortization expense for the next 5 years is as follows:

(dollars in thousands)
Year ending December 31:
2021	$1,121
2022	936
2023	800
2024	683
2025	589
Thereafter	1,067
Total	$5,196

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

As of December 31, 2020 the Company had several CRA equity investments without readily determinable fair values in the amount of $14.9 million, and $11.8 million at December 31, 2019.

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

Retirement Plans

The Company established a 401(k) plan in 2010. The Company contributed $424,000, $570,000, and $341,000 in 2020, 2019 and 2018, respectively.

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

Derivatives

Interest Rate Lock Commitments (IRLCs) are agreements under which the Company agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Under the agreement, the Company commits to lend funds to a potential borrower (subject to the Company’s approval of the loan) on a fixed or adjustable rate basis, regardless of whether interest rates change in the market, or on a floating rate basis.  As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancelling or expiration.  Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan.  The Company is subject to fallout risk related to IRLCs , which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs.  The Company uses best efforts commitments to substantially eliminate these risks.  Historical commitment-to-closing ratios are considered to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.

The FASB Accounting Standards Codification (“FASB ASC”) provides that IRLCs on mortgage loans that will be held for resale are derivatives and must be accounted for at fair value on the balance sheet (if material). FASB ASC Topic 820 – Fair Value Measurements and Disclosures specifies how these derivatives are to be valued.  Commitments to originate mortgage loans to be held for investment and other types of loans are generally not derivatives. Consequently, the Company has elected to account for these obligations at fair value.

Forward Mortgage Loan Sale Contracts (FMLSC) were utilized to avoid interest rate risk at the time an interest rate lock commitment is made to the buyer.  The Company is subject to interest rate and price risk on its mortgage loans held for sale from the loan funding date until the date the loan is sold.  Best efforts commitments which fix the forward the forward sales price that will be realized in the secondary market are used to eliminate the interest rate and price risk to the Company.  The buyer can enter into mortgage loan sales commitments on a “mandatory” or “best efforts” basis. Mandatory commitments provide that the loan must be delivered or the commitment be “paired off”. In general, best efforts commitments provide that the loan be delivered if and when it closes.  Mandatory delivery commitments, also known as forward loan sales commitments, are considered to be derivatives under FASB ASC Topic 815 (Derivatives and Hedging) because they meet all of the following criteria:

●	They have a specified underlying (the contractually specified price for the loans)
●	They have a notional amount (the committed loan principal amount)
●	They require little or no initial net investment
●	They require or permit net settlement as the institution via a pair-off transaction or the payment of a pair-off fee.

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

Recent Accounting Pronouncements

When RBB conducted its IPO in 2017, we qualified as an emerging growth company (“EGC”). We will remain an EGC until the earliest of (i) the end of the fiscal year during which we have total annual gross revenues of $1.0 billion or more, (ii) the end of the fiscal year following the fifth anniversary of the completion of our IPO, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt and (iv) the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended. We will no longer qualify as an EGC on December 31, 2022. EGCs are entitled to reduced regulatory and reporting requirements under the Securities Act and the Exchange Act.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or “Update”) 2014-09, Revenue from Contracts with Customers (Topic 606). This Update requires an entity to recognize revenue as performance obligations are met, in order to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration the entity is entitled to receive for those goods or services. The following steps are applied in the updated guidance: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. These amendments are effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Our revenue is primarily comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. Accordingly, the majority of the Company’s revenues will not be affected. In addition, the standard does not materially impact the timing or measurement of the Company’s revenue recognition as it is consistent with the Company’s existing accounting for contracts within the scope of the standard. As an emerging growth company, the Company adopted ASU 2014-09 as of January 1, 2019, utilizing the modified prospective approach.  Refer to Note 20 - Revenue from Contracts with Customers.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. The amendments in this Update are effective for annual periods beginning after December 15, 2020 and for interim periods beginning after December 15, 2021, for an emerging growth company as the effective date was deferred by the FASB. The Company has several lease agreements which are currently considered operating leases and are therefore not included on the Company’s Consolidated Balance Sheets. Under the new guidance the Company will recognize on the Consolidated Balance Sheets right-of-use assets with a corresponding lease liability.  With the Company’s current leases, we anticipate recording the right-of-use asset and lease liability of approximately $26.7 million as of the January 1, 2021 adoption date.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (Topic 326), including subsequent amending ASUs. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held to maturity securities, loan commitments, and financial guarantees. For available for sale (“AFS”) debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 was originally proposed to be effective for interim and annual reporting periods for an emerging growth company beginning after December 15, 2020 (however, see below). Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its evaluation of the impact of the implementation of ASU 2016-13. The implementation of the provisions of ASU 2016-13 will most likely impact the Company’s consolidated financial statements as to the level of reserves that will be required for credit losses. The Company will continue to assess the potential impact that this Update will have on the Company’s consolidated financial statements. The Company will adopt CECL (ASU 2016-13) on December 31, 2022.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). This Update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. As a result, under this Update, “an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.” The Company will adopt this ASU on December 31, 2022. Adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, which is intended to enhance “the accounting for the amortization of premiums for purchased callable debt securities.” This Update shortens the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument.  The amendments in this Update affects all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.   The Company early adopted this guidance on January 1, 2018 since the accounting of the Company’s purchased callable debt securities have been consistent with the requirements of ASU 2017-08.  The adoption did not have a material impact on the Company’s consolidated financial statements.

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

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), Effective Dates. In July 2017, British banking regulators announced plans to eliminate the LIBOR rate by the end of 2021. The purpose of the ASU is to facilitate the effects of reference rate reform on financial reporting. It provides temporary, optional expedients and exceptions related to applying U.S. GAAP to contract modifications, hedging relationships, fair value hedges, and other transactions affected by reference rate reform. The ASU applies only to contracts or hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Regulators have established an Alternative Reference Rate Committee to assist with this change. The Company has loans, long-term debt and subordinated debt that have interest rates that reference LIBOR. Of the Company’s $2.8 billion in total gross loans as of December 31, 2020, approximately 13% have a LIBOR based reference rate. The Company has several LIBOR based debt issues, refer to Notes 9 and 10 of the consolidated financial statements. The Company will continue to assess the potential impact that this ASU will have on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments”. The ASU clarifies the accounting and disclosure guidance in various codification topics for financial instruments. In particular, the amendments (1) clarify certain disclosure requirements, including fair value option disclosures, (2) add cross-references in U.S. GAAP to clarify certain guidance, (3) make clear the applicability of the portfolio exception in ASC 820, Fair Value Measurement, to nonfinancial items, (4) clarify the determination of the contractual life of a net investment in leases in estimating expected credit losses under ASC 326, Financial Instruments – Credit Losses, and (5) explain the interaction between the guidance in ASC 860-20, Transfers and Servicing: Sales of Financial Assets, and ASC 326. For RBB as an EGC, issues 1, 2, 4 and 5 were adopted January 1, 2020. The amendment related to Issue 3 is a conforming amendment that affects the guidance in the amendments in ASU 2019-04. We  determined the financial impact on the Company’s consolidated financial statements was not material.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate (“SOFR”). This pronouncement is applicable to all companies with contracts or hedging relationships that reference an interest rate that is expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). For contract modifications, companies can account for the modification as a continuation of the existing contract without additional analysis. For held-to-maturity (“HTM”) debt securities, one-time sale and/or transfer to available-for-sale or trading may be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. Regarding the effective date and transition: (1) companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 (e.g. January 1, 2020 for calendar year-end companies) or any date thereafter, (2) the ASU applies prospectively to contract modifications and hedging relationships, and (3) the one-time election to sell and/or transfer debt securities classified as HTM may be made at any time after March 12, 2020. The optional relief generally does not apply to contract modifications made, sales and transfers of HTM debt securities, and hedging relationships entered into or evaluated after December 31, 2022. The guidance was effective upon issuance and generally can be applied through December 31, 2022. Of the Company’s $2.8 billion in total gross loans as of December 31, 2020, approximately 13% have a LIBOR based reference rate. The Company has several issuances of LIBOR based long-term debt and subordinated debentures. Refer to Notes 9 and 10 of the Company’s consolidated financial statements included in this Form 10-K. We are currently evaluating this guidance to determine the financial impact on the Company’s consolidated financial statements.

In June 2020, the FASB issued ASU 2020-05, “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities”. This ASU allows for the deferral of the effective dates of ASC 606 and ASC 842 (including amendments issued after the issuance of the original Update) to provide immediate, near-term relief for certain entities for whom these Updates are either currently effective or imminently effective. The Company has already implemented Topic 606 and will implement Topic 842 on January 1, 2021.

NOTE 3 – ACQUISITIONS

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

The following table represents the assets acquired and liabilities assumed of PGBH as of January 10, 2020 and the fair value adjustments and amounts recorded by the Company through 2020 under the acquisition method of accounting:

	PGBH	Fair Value	Fair
(dollars in thousands)	Book Value	Adjustments	Value
Assets acquired
Cash and cash equivalents	$17,033	$—	$17,033
Fed funds sold	8,300	—	8,300
Interest-bearing deposits in other financial Institutions	14,186	—	14,186
Loans, gross	172,443	666	173,109
Allowance for loan losses	(2,265)	2,265	—
Bank premises and equipment	6,394	1,639	8,033
Core deposit premium	—	491	491
Investment in trust	155	—	155
Other assets	1,687	(580)	1,107
Total assets acquired	$217,933	$4,481	$222,414

Liabilities assumed
Deposits	$187,393	$969	$188,362
Escrow Payable	4,277	—	4,277
Subordinated debentures	5,155	(763)	4,392
Deferred income taxes	1,016	1,335	2,351
Other liabilities	1,211	(384)	827
Total liabilities assumed	199,052	1,157	200,209
Excess of assets acquired over liabilities assumed	18,881	3,324	22,205
	$217,933	$4,481
Cash paid			32,885
Goodwill recognized			$10,680

The fair values are estimates and are subject to adjustment for up to one year after the merger date.

The Company accounted for this transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition.

The loan portfolio of PGBH was recorded at fair value at the date of acquisition with the assistance of a third-party valuation. A valuation of PGBH’s loan portfolio was performed as of the acquisition date to assess the fair value of the loan portfolio. The loan portfolio was segmented into two groups; loans with credit deterioration, of which there were none, and loans without credit deterioration, and then split further by loan type. The fair value was calculated on an individual loan basis using a discounted cash flow analysis. The discount rate utilized was based on a weighted average cost of capital, considering the cost of equity and cost of debt. Also factored into the fair value estimates were loss rates, recovery period and prepayment rates based on industry standards.

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

For loans acquired from PGBH, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the respective acquisition dates were as follows (dollars in thousands):

(dollars in thousands)	PGBH Acquired Loans
Contractual amounts due	$195,227
Cash flows not expected to be collected	5,176
Expected cash flows	190,051
Interest component of expected cash flows	16,942
Fair value of acquired loans	$173,109

The operating results of the Company for the year ended December 31, 2020 include the operating results of PGBH since its acquisition date. The following table presents the net interest and other income, net income and earnings per share as if the acquisition of PGBH was effective as of January 1, 2020. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Twelve Months Ended
(dollars in thousands, except per share amounts)	December 31, 2020	December 31, 2019
Net interest and other income	$119,029	$124,537
Net income	31,762	41,915
Basic earnings per share	1.61	2.09
Diluted earnings per share	1.59	2.06

Third-party acquisition related expenses are recognized as incurred and continue until the acquired system is converted and operational functions become fully integrated. The Company incurred third-party acquisition related expenses in the consolidated statements of income for the periods indicated in the Statements of Income in the expense item “Merger and conversion expenses”.

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) securities and held to maturity (“HTM”) securities at December 31, 2020 and 2019, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,257	$37	$—	$1,294
SBA agency securities	4,125	269	—	4,394
Mortgage-backed securities- Government sponsored agencies	17,415	270	(8)	17,677
Collateralized mortgage obligations	48,476	491	(93)	48,874
Commercial paper	102,462	—	(14)	102,448
Corporate debt securities	33,907	662	(6)	34,563
Municipal securities	1,621	2	(6)	1,617
Total	$209,263	$1,731	$(127)	$210,867

Held to maturity
Municipal taxable securities	$2,407	$139	$—	$2,546
Municipal securities	4,767	290	—	5,057
Total	$7,174	$429	$—	$7,603

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,591	$—	$(19)	$1,572
SBA agency securities	4,671	42	(22)	4,691
Mortgage-backed securities- Government sponsored agencies	19,126	74	(29)	19,171
Collateralized mortgage obligations	11,641	38	(25)	11,654
Commercial paper	69,899	—	—	69,899
Corporate debt securities	18,801	281	—	19,082
Total	$125,729	$435	$(95)	$126,069

Held to maturity
Municipal taxable securities	$3,505	$147	$—	$3,652
Municipal securities	4,827	153	—	4,980
Total	$8,332	$300	$—	$8,632

Proceeds of  $11.7 million ,  $6.1 million and $44.6 million were received from the sale of investment securities during the twelve months ended December 31, 2020, 2019 and 2018, respectively, There were gains realized on sales of investment securities of $210,000, $7,000 and $5,000 during years ended December 31, 2020 and 2019, respectively.

One security with a fair value of $320,000 and $627,000 was pledged to secure a local agency deposit at December 31, 2020 and 2019, respectively.

The amortized cost and fair value of the investment securities portfolio as of December 31, 2020 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
December 31, 2020
Government agency securities	$—	$—	$1,257	$1,294	$—	$—	$—	$—	$1,257	$1,294
SBA securities	—	—	595	625	3,530	3,769	—	—	4,125	4,394
Mortgage-backed securities- Government sponsored agencies	7,992	7,987	9,423	9,690	—	—	—	—	17,415	17,677
Collateralized mortgage obligations	—	—	11,911	12,258	36,565	36,616	—	—	48,476	48,874
Commercial paper	102,462	102,448	—	—	—	—	—	—	102,462	102,448
Corporate debt securities	4,991	5,029	11,683	11,740	13,233	13,743	4,000	4,051	33,907	34,563
Municipal securities	—	—	—	—	—	—	1,621	1,617	1,621	1,617
Total available for sale	$115,445	$115,464	$34,869	$35,607	$53,328	$54,128	$5,621	$5,668	$209,263	$210,867

Municipal taxable securities	$899	$910	$1,508	$1,636	$—	$—	$—	$—	$2,407	$2,546
Municipal securities	—	—	—	—	874	925	3,893	4,132	4,767	5,057
Total held to maturity	$899	$910	$1,508	$1,636	$874	$925	$3,893	$4,132	$7,174	$7,603

December 31, 2019
Government agency securities	$—	$—	$1,591	$1,572	$—	$—	$—	$—	$1,591	$1,572
SBA securities	—	—	714	725	3,957	3,966	—	—	4,671	4,691
Mortgage-backed securities- Government sponsored agencies	3,663	3,679	13,027	13,059	2,436	2,433	—	—	19,126	19,171
Collateralized mortgage obligations	—	—	9,288	9,265	2,353	2,389	—	—	11,641	11,654
Commercial paper	69,899	69,899	—	—	—	—	—	—	69,899	69,899
Corporate debt securities	1,015	1,020	2,002	2,008	11,772	12,024	4,012	4,030	18,801	19,082
Total available for sale	$74,577	$74,598	$26,622	$26,629	$20,518	$20,812	$4,012	$4,030	$125,729	$126,069

Municipal taxable securities	$285	$289	$2,716	$2,784	$504	$579	$—	$—	$3,505	$3,652
Municipal securities	—	—	40	40	366	379	4,421	4,561	4,827	4,980
Total held to maturity	$285	$289	$2,756	$2,824	$870	$958	$4,421	$4,561	$8,332	$8,632

The following table summarizes investment securities with unrealized losses at December 31, 2020 and December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
December 31, 2020
Mortgage-backed securities- Government sponsored agencies	$(8)	$12,982	3	$—	$—	—	$(8)	$12,982	3
Collateralized mortgage obligations	(93)	28,521	6	—	—	—	(93)	28,521	6
Commercial paper	(14)	16,982	4	—	—	—	(14)	16,982	4
Corporate debt securities	(6)	994	2	—	—	—	(6)	994	2
Municipal securities	(6)	1,092	2	—	—	—	(6)	1,092	2
Total available for sale	$(127)	$60,571	17	$—	$—	—	$(127)	$60,571	17

	Less than Twelve Months			Twelve Months or More			Total

(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
December 31, 2019
Government agency securities	$(19)	$1,572	2	$—	$—	—	$(19)	$1,572	2
SBA securities	(22)	1,469	2	—	—	—	(22)	1,469	2
Mortgage-backed securities- Government sponsored agencies	(5)	2,631	4	(24)	3,912	6	(29)	6,543	10
Collateralized mortgage obligations	(10)	5,738	3	(15)	953	2	(25)	6,691	5
Total available for sale	$(56)	$11,410	11	$(39)	$4,865	8	$(95)	$16,275	19

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

NOTE 5 - LOANS

The Company's loan portfolio consists primarily of loans to borrowers within the Los Angeles, California metropolitan area, the New York City metropolitan area, Chicago, Illinois metropolitan area and Las Vegas, Nevada. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company's market area and, as a result, the Company's loan and collateral portfolios are, to some degree, concentrated in those industries.

A summary of the changes in the allowance for loan losses as of December 31 follows:

(dollars in thousands)	2020	2019	2018
Allowance for loan losses:
Beginning balance	$18,816	$17,577	$13,773
Additions to the allowance charged to expense	11,823	2,390	4,469
Recoveries on loans charged-off	1	108	36
Less loans charged-off	(1,303)	(1,259)	(701)
Ending balance	$29,337	$18,816	$17,577

The following table presents the recorded investment in loans and impairment method as of December 31, 2020, 2019 and 2018 and the activity in the allowance for loan losses for the years then ended, by portfolio segment:

(dollars in thousands)
December 31, 2020	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning of year	$15,118	$3,588	$9	$101	$18,816
Provisions	9,559	2,286	79	(101)	11,823
Charge-offs	—	(1,258)	(45)	—	(1,303)
Recoveries	—	1	—	—	1
	$24,677	$4,617	$43	$—	$29,337
Reserves:
Specific	$—	$525	$—	$—	$525
General	24,677	4,092	43	—	28,812
	$24,677	$4,617	$43	$—	$29,337
Loans evaluated for impairment:
Individually	$10,514	$9,025	$15	$—	$19,554
Collectively	2,304,203	378,935	4,074	—	2,687,212
	$2,314,717	$387,960	$4,089	$—	$2,706,766

December 31, 2019	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning of year	$13,437	$4,140	$—	$—	$17,577
Provisions	1,847	433	9	101	2,390
Charge-offs	(166)	(1,093)	—	—	(1,259)
Recoveries	—	108	—	—	108
	$15,118	$3,588	$9	$101	$18,816
Reserves:
Specific	$—	$—	$—	$—	$—
General	15,118	3,588	9	101	18,816
	$15,118	$3,588	$9	$101	$18,816
Loans evaluated for impairment:
Individually	$3,795	$9,423	$—	$—	$13,218
Collectively	1,842,747	340,148	821	—	2,183,716
	$1,846,542	$349,571	$821	$—	$2,196,934

December 31, 2018	Real Estate	Commercial	Unallocated	Total
Allowance for loan losses:
Beginning of year	$9,309	$4,044	$420	$13,773
Provisions	4,128	761	(420)	4,469
Charge-offs	—	(701)	—	(701)
Recoveries	—	36	—	36
	$13,437	$4,140	$—	$17,577
Reserves:
Specific	$44	$—	$—	$44
General	13,393	4,140	—	17,533
Loans acquired with deteriorated credit quality	—	—	—	—
	$13,437	$4,140	$—	$17,577
Loans evaluated for impairment:
Individually	$2,309	$972	$—	$3,281
Collectively	1,750,896	387,838	—	2,138,734
	$1,753,205	$388,810	$—	$2,142,015

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

The risk category of loans by class of loans was as follows as of December 31, 2020 and 2019:

(dollars in thousands)		Special
December 31, 2020	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$186,550	$—	$—	$173	$186,723
Commercial real estate	947,643	756	52,611	2,627	1,003,637
Single-family residential mortgages	1,113,814	2,436	393	7,714	1,124,357
Commercial:
Commercial and industrial	278,357	999	8,620	2,163	290,139
SBA	86,573	186	4,200	6,862	97,821
Other	4,074	—	—	15	4,089
	$2,617,011	$4,377	$65,824	$19,554	$2,706,766

		Special
December 31, 2019	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$95,756	$—	$—	$264	$96,020
Commercial real estate	767,603	5,353	18,115	2,197	793,268
Single-family residential mortgages	955,327	—	593	1,334	957,254
Commercial:
Commercial and industrial	265,178	4,078	5,330	—	274,586
SBA	61,496	189	3,877	9,423	74,985
Other	821	—	—	—	821
	$2,146,181	$9,620	$27,915	$13,218	$2,196,934

The following table presents the aging of the recorded investment in past-due loans as of December 31, 2020 and 2019 by class of loans. Past due loans presented in table below also includes non-accrual loans.

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non- Accrual
December 31, 2020	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$173	$173	$186,550	$186,723	$173
Commercial real estate	449	10	1,136	1,595	1,002,042	1,003,637	1,193
Single-family residential mortgages	4,219	4,859	6,008	15,086	1,109,271	1,124,357	7,714
Commercial:
Commercial and industrial	—	—	987	987	289,152	290,139	1,661
SBA	—	33	6,828	6,861	90,960	97,821	6,828
Other	42	—	15	57	4,032	4,089	15
	$4,710	$4,902	$15,147	$24,759	$2,682,007	$2,706,766	$17,584
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$49,963	$49,963	$—

	30-59	60-89	90 Days	Total	Loans Not		Non- Accrual
December 31, 2019	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$—	$—	$96,020	$96,020	$—
Commercial real estate	—	—	725	725	792,543	793,268	725
Single-family residential mortgages	1,454	1,560	450	3,464	953,790	957,254	1,334
Commercial:
Commercial and industrial	—	—	—	—	274,586	274,586	—
SBA	2,263	—	9,378	11,641	63,344	74,985	9,378
Other	—	—	—	—	821	821	—
	$3,717	$1,560	$10,553	$15,830	$2,181,104	$2,196,934	$11,437
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$108,194	$108,194	$—

(1)	Included in total loans

Information relating to individually impaired loans presented by class of loans was as follows as of December 31, 2020, 2019 and 2018:

	Unpaid
(dollars in thousands)	Principal	Recorded	Average	Interest	Related
December 31, 2020	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$173	$173	$173	$—	$—
Commercial and industrial	1,710	1,662	1,819	31
Commercial real estate	2,633	2,627	2,724	136	—
Residential mortgage loans	7,839	7,714	7,934	—	—
Commercial - SBA	6,828	6,829	9,928	—	—
Other	15	15	15	—	—
With related allowance recorded
Commercial and industrial	520	501	563	—	520
Commercial-SBA	33	33	40	3	5
Total	$19,751	$19,554	$23,196	$170	$525

	Unpaid
	Principal	Recorded	Average	Interest	Related
December 31, 2019	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$264	$264	$271	$24	$—
Commercial real estate	2,198	2,197	2,384	100	—
Residential mortgage loans	1,349	1,334	1,351	—	—
Commercial - SBA	9,423	9,423	10,791	4	—
With related allowance recorded
Commercial real estate	—	—	—	—	—
Commercial-SBA	—	—	—	—	—
Total	$13,234	$13,218	$14,797	$128	$—

	Unpaid
	Principal	Recorded	Average	Interest	Related
December 31, 2018	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$276	$276	$283	$23	$—
Commercial real estate	2,033	2,033	2,126	134	—
Residential mortgage loans	—	—	—	—	—
Commercial - SBA	1,498	797	1,377	19	—
With related allowance recorded
Commercial-SBA	175	175	193	1	44
Total	$3,982	$3,281	$3,979	$177	$44

No interest income was recognized on a cash basis as of December 31, 2020 and 2019. We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2020 and December 31, 2019 while the loans were in nonaccrual status. We recognized interest income on loans modified under troubled debt restructurings ("TDR's") of $170,000 and $128,000 during the years ended December 31, 2020 and 2019, respectively.

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

The Company identified six loans as TDRs at December 31, 2020 and four loans at December 31, 2019, respectively, with aggregate balances of $3.1 million and $1.8 million, respectively. Non-accrual TDRs were $1.1 million at December 31, 2020, and zero at December 31, 2019. There were $435,000 specific reserves allocated to the loans as of December 31, 2020 and none at   December 31, 2019. There are no commitments to lend additional amounts at December 31, 2020 and 2019 to customers with outstanding loans that are classified as TDRs. There were two non-accrual loans that were modified as TDRs during the past twelve months that had payment defaults during the periods.

During the year ended December 31, 2020, the terms of certain loans were modified as TDR's. The modification of the terms generally included loans where a moratorium on loan payments was granted. Such moratoriums ranged from three months to six months on the loans restructured in 2020.

The modification of the terms generally included loans where a moratorium on loan payments was granted. Such moratoriums ranged from six months to nine months on the loans restructured in 2020 and 2019.

The following table presents loans by class modified as TDR's that occurred during the years ended December 31, 2020, 2019 and 2018:

	December 31,
	2020			2019			2018
		Pre-	Post-		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification		Modification	Modification
	Number of	Recorded	Recorded	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate	3	$1,719	$1,719	1	$476	$476	1	$1,029	$1,029

There were two non-accrual loans and no defaults of TDR’s in 2020 and 2019, respectively, where the loan was modified within the prior twelve months.

In the past the Company has purchased loans as part of its whole bank acquisitions, for which there was at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

No activity in the accretable yield on purchased credit-impaired loans for 2020 and 2019.

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets. The principal balances as of December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
(dollars in thousands)	2020	2019
Loans serviced for others:
Mortgage loans	$1,512,969	$1,683,298
SBA loans	156,222	170,849
Commercial real estate loans	4,145	4,216

The fair value of servicing assets for mortgage loans was $10.7 million and $15.1 million at December 31, 2020 and 2019, respectively. The fair value of servicing assets for SBA loans was $5.0 million and $5.6 million at December 31, 2020 and 2019, respectively. Estimates of the loan servicing asset fair value are derived through a discounted cash flow analysis. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography. The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place. The analysis accounts for recent transactions, and supply and demand within the market.

Servicing fees net of servicing asset amortization totaled $2.1 million, $3.4 million and $850,000 for the twelve months ended December 31, 2020, 2019 and 2018, respectively.  Custodial balances maintained in connection with the foregoing loan servicing (including in non-interest bearing deposits) totaled $.2 million and $3.7 million as of December 31, 2020 and 2019, respectively.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. During the twelve months ended December 31, 2020, the Company recorded an impairment write-down of $417,000 on mortgage servicing rights.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is netted against loan servicing fee income.

	2020		2019		2018
	Mortgage	SBA	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$12,997	$4,086	$12,858	$4,512	$1,540	$4,417
Acquisitions	—	—	—	—	10,651	—
Additions	1,422	293	2,088	980	1,562	1,932
Disposals	(1,513)	(401)	(128)	(708)	(197)	(1,177)
Amortized to expense	(1,960)	(542)	(1,821)	(698)	(698)	(660)
Impairment	(417)	—	—	—	—	—
End of period	$10,529	$3,436	$12,997	$4,086	$12,858	$4,512

The fair value of servicing assets for mortgage loans was $10.7 million and $15.1 million as of December 31, 2020 and 2019, respectively. Fair value at December 31, 2020 was determined using a discount rate of 11.04%, average prepayment speed of 15.50%, depending on the stratification of the specific right, and a weighted-average default rate of 0.10%. Fair value at December 31, 2019 was determined using a discount rate of 10.82%, average prepayment speed of 11.53%, depending on the stratification of the specific right, and a weighted-average default rate of 0.11%.

The fair value of servicing assets for SBA loans was $5.0 million and $5.6 million as of December 31, 2020 and 2019, respectively. Fair value at December 31, 2020 was determined using a discount rate of 8.5%, average prepayment speed of 13.8%, depending on the stratification of the specific right, and a weighted-average default rate of 0.84%. Fair value at December 31, 2019 was determined using a discount rate of 8.50% and average prepayment speed of 12.64%, depending on the stratification of the specific right and a weighted-average default rate of 0.53%.

NOTE 7 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

(dollars in thousands)	2020	2019
Land	$9,066	$5,020
Building and improvements	15,040	7,822
Furniture, fixtures, and equipment	6,772	6,252
Leasehold improvements	5,315	5,590
	36,193	24,684
Less accumulated depreciation and amortization	(9,773)	(8,102)
Construction in progress	683	231
	$27,103	$16,813

Depreciation and leasehold amortization expense was $2.0 million, $1.9 million, and $1.8 million for 2020, 2019, and 2018, respectively.

The Company leases several of its operating facilities under various noncancellable operating leases expiring at various dates through 2028. The Company is also responsible for common area maintenance, taxes and insurance at the various branch locations.

Future minimum rent payments on the Company's leases were as follows as of December 31, 2020:

(dollars in thousands)
Year ending December 31:
2021	$5,082
2022	4,624
2023	3,695
2024	2,667
2025	2,528
Thereafter	9,477
$28,073

The minimum rent payments shown above are given for the existing lease obligations and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $5.7 million, $6.1 million, and $2.7 million for 2020, 2019, and 2018, respectively.

In July 2020, the Company signed a lease, commencing on August 1, 2020, for a branch on Canal Street in New York City, and it is projected that the branch will be open by June 30, 2021. In January 2020, the Company signed a lease to for a new branch in Edison, New Jersey, which the Company occupied in November 2020. In March 2019, the Company signed a new lease to move its Diamond Bar, California branch to a new location, which opened in January 2021. The future payments for all of the new leases are included in the schedule above. The Company recorded $395,000 and $197,000 in sub-lease income in  2020 and 2019, respectively.

NOTE 8 - DEPOSITS

At December 31, 2020 the scheduled maturities of time deposits are as follows:

(dollars in thousands)
One year	$1,198,799
Two to three years	78,518
Over three years	9,521
Total	$1,286,838

Brokered time deposits were $17.4 million at December 31, 2020 and $67.1 million at December 31, 2019.

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

At December 31, 2020 and 2019, respectively, long-term debt was as follows:

(dollars in thousands)	2020	2019
Principal	$105,000	$105,000
Unamortized debt issuance costs	$609	$951

The following table presents interest and amortization expense the Company incurred for the year ended December 31, 2020 and 2019:

	For the Year Ended December 31,
(dollars in thousands)	2020	2019
Interest Expense:
Interest	$6,649	$6,649
Amortization	342	342

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Bancorp in 2016, acquired TFC Statutory Trust (the “Trust”). The Trust contained a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC Bancorp issued $5 million of subordinated debentures to the Trust in exchange for ownership of all of the common security of the Trust and the proceeds of the preferred securities sold by the trust. The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security. The Company also purchased an investment in the common stock of the trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month LIBOR plus 1.65%, which was 1.87% as of December 31, 2020 and 3.54% at December 31, 2019.

In October 2018, the Company, through the acquisition of First American International Corp., acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. The Trust issued 7,000 units of thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7 million to an independent investor, and FAIC issued $7 million of subordinated debentures to the FAIC Trust and all of its common securities, amounting to $217,000, which is included in other assets. There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debenture have a variable rate of interest equal to the three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at December 31, 2020, was 2.47% and 4.14% at December 31, 2019.

In January 2020, the Company, through the acquisition of PGBH, acquired PGB Capital Trust I (“PGBH Trust”), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed to floating rate capital securities with an aggregate liquidation amount of $5,000,000 and 155 common securities with an aggregate liquidation amount of $155,000. PGBH issued $5.2 million of subordinated debentures to PGBH Trust in exchange for ownership of all the common securities of PGBH Trust. There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at December 31, 2020 was 2.32% and 3.89% at December 31, 2019.

The Company paid interest expenses of $468,000 in 2020, $540,000 in 2019 and $263,000 in 2018. The amount of aggregate amortization expense recognized in 2020 was $218,000, $167,000 in 2019, and $106,000 in 2018.

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

Federal Funds Arrangements with Commercial Banks. As of December 31, 2020 the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $50.0 million overnight from Zions Bank, Wells Fargo Bank, First Tennessee National Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements. As of December 31, 2020 the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit. The secured borrowing capacity with the FRB of $9.8 million at December 31, 2020 is collateralized by loans pledged with a carrying value of $20.1 million.

FHLB Secured Line of Credit. The secured borrowing capacity with the FHLB of $915.2 million at December 31, 2020 is collateralized by loans pledged with a carrying value of $1.2 billion.

FHLB Advances. At  December 31, 2020, the Company had $150.0 million at a weighted average rate of 1.18% in long-term (five year) advances with the FHLB.  These advances were collateralized by $1.2 billion in SFR loans There were no overnight or long-term advances at December 31, 2019. The Company paid interest expenses of $1.5 million, $2.9 million and $2.6 million on such FHLB advances for the twelve months ended December 31, 2020, 2019 and 2018. There were no amounts outstanding under any of the other borrowing arrangements above as of December 31, 2020 except FHLB advances maturing in 2025.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income tax expense consists of the following:

(dollars in thousands)	2020	2019	2018
Current:
Federal	$9,948	$8,074	$6,616
State	6,602	5,614	3,451
	16,550	13,688	10,067
Deferred	(2,998)	1,503	(131)
Deferred tax adjustment for change in tax rate	—	21	(479)
Amortization of investment in affordable housing tax credits	979	900	644
	$14,531	$16,112	$10,101

A comparison of the federal statutory income tax rates to the Company's effective income tax rates as of December 31 follows:

	2020		2019		2018
(dollars in thousands)	Amount	Rate %	Amount	Rate %	Amount	Rate %
Statutory federal tax	$9,966	21.0	$11,617	21.0	$9,703	21.0
State franchise tax, net of federal benefit	4,024	8.5	5,322	9.6	3,488	7.5
Tax-exempt income	(192)	(0.4)	(25)	—	(27)	(0.1)
Tax impact from change in tax rate	68	0.1	17	—	(479)	(1.0)
Stock-based compensation	123	0.3	(27)	—	(2,643)	(5.7)
Other items, net	542	1.1	(792)	(1.4)	59	0.1
Actual tax expense	$14,531	30.6	$16,112	29.2	$10,101	21.8

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying balance sheets as of December 31:

(dollars in thousands)	2020	2019
Deferred tax assets:
Pre-opening expenses	$242	$122
Allowance for loan losses	8,575	5,883
Stock-based compensation	1,074	1,346
Off balance sheet reserve	425	258
Operating loss carryforwards	1,196	1,253
Other real estate owned	10	37
Mark to market on held for sale mortgage loans	486	359
State tax	1,473	738
Other	393	856
	13,874	10,852
Deferred tax liabilities:
Depreciation	(1,212)	(282)
Deferred loan costs	(2,482)	(1,104)
Unrealized gain on AFS securities	(497)	(106)
Acquisition accounting fair value adjustments	(3,584)	(2,671)
Mortgage servicing rights	(3,204)	(3,745)
Other	(348)	(618)
	(11,327)	(8,526)
Net deferred tax assets	$2,547	$2,326

At December 31, 2020, the Company has usable net operating loss carryforwards from acquisitions of approximately $29,000 for federal, $400,000 for California, $6.3 million for New York State, $5.5 million for New York City and $1.2 million for Illinois income tax purposes. Net operating loss carry forwards, to the extent not used will begin to expire in 2028. The net operating loss carryforwards were generated through acquisitions, and as a result, are substantially limited by Section 382 of the Internal Revenue Code. Benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carryforward amounts noted above.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several provisions of the CARES Act. As of December 31, 2020, the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on our effective tax rate. The Company’s net operating losses were not generated during the 2018-2020 period.

The Company is subject to federal income tax and state tax laws of California, New York and Illinois.  Income tax returns for the years ended after December 31, 2016 are open to audit by the federal, New York and Illinois authorities and for the years ended after December 31, 2015 are open to audit by California state authorities.  The Company expanded operations to the state of New Jersey starting December 1, 2020.  No income tax returns are open to audit by New Jersey state authorities at December 31, 2020.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2020, 2019 and 2018, respectively. The Company has determined that as of December 31, 2020 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the consolidated financial statements.

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

As of December 31, 2020 and 2019, the Company had the following financial commitments whose contractual amount represents credit risk:

	2020		2019
	Fixed	Variable	Fixed	Variable
(dollars in thousands)	Rate	Rate	Rate	Rate
Commitments to make loans	$7	$281,489	$—	$167,496
Unused lines of credit	57,437	211,192	55,789	102,841
Commercial and similar letters of credit	8,284	—	—	358
Standby letters of credit	1,455	2,576	2,485	1,230
	$67,183	$495,257	$58,274	$271,925

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

(dollars in thousands)	2020	2019
Beginning balance	$4,000	$3,600
New loans and advances	11,498	16,180
Repayments	(14,255)	(15,780)
Ending balance	$1,243	$4,000

Outstanding loan commitments to executive officers, directors and their related interests with whom they are associated were $2.0 million as of December 31, 2020 and 2019.

Deposits from principal officers, directors, and their affiliates at December 31, 2020 and 2019 were $50.0 million and $84.6 million.

NOTE 15 - STOCK OPTION PLAN

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

At December 31, 2020, 1,182,045 shares were available under the 2017 Omnibus Stock Incentive Plan for future grants.

The Company recognized stock-based compensation expense of $686,000, $689,000, and $684,000 in 2020, 2019 and 2018.

The Company did not grant restricted stock awards in 2020 or 2019. The Company granted restricted stock awards for 43,425 shares at a closing price of $29.38 in 2018. There were no restricted stock grants in prior years. These restricted stock units are scheduled to vest over a three year period from the August 15, 2018 grant date. During the year ended 2020, 14,475 restricted stock units vested. As of December 31, 2020, there were 14,475 remaining unvested restricted stock units. As of December 31, 2020 there was $266,000 of total unamortized restricted stock compensation and weighted average grant price was $29.38. The intrinsic value of vested restricted was $223,000 as of December 31, 2020.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions presented below for 2020 and 2019. There were no stock options granted in 2018.

	July 2020	January 2020	January 2019
Expected volatility	31.8%	28.5%	35.0%
Expected term	6.0 years	6.0 years	6.0 years
Expected dividends	2.48%	1.99%	1.90%
Risk free rate	0.29%	1.31%	2.66%
Grant date fair value	$2.97	$4.61	$6.32

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

A summary of the status of the Company's stock option plan as of December 31, 2020 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for share amounts)	Shares	Price	Term	Value
Outstanding at beginning of year	1,090,968	$13.11
Granted	108,000	16.53
Exercised	(56,498)	12.61
Forfeited/cancelled	(36,000)	18.32
Outstanding at end of year	1,106,470	$13.30	3.59 years	$3,184,187

Options exercisable	958,470	$12.73	2.76 years	$3,067,737

As of December 31, 2020 there was $476,000 of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted-average period of 1.8 years.  The intrinsic value of options exercised was $278,000, $1.2 million, and $13.6 million in 2020, 2019, and 2018, respectively.

The total fair value of the shares vested was $300,000, $460,000, and $734,000 in 2020, 2019, and 2018, respectively. The number of unvested stock options were 147,000, 76,500 and 62,008 with a weighted average grant date fair value of $4.43, $6.32 and $6.48 as of December 31, 2020, 2019 and 2018.

Cash received from the exercise of 56,498 share options was $712,000 for the period ended December 31, 2020.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes, at December 31, 2020 and December 31, 2019, that the Bank satisfied all capital adequacy requirements to which it is subject.

As of December 31, 2020 and 2019, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The following table sets forth RBB Bancorp's consolidated and the Bank's actual capital amounts and ratios and related regulatory requirements for the Bank as of December 31, 2020:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Tier 1 Leverage Ratio
Consolidated	$368,413	11.32%	130,219	4.0%	162,774	5.0%
Bank	458,614	14.11%	$129,989	4.0%	$162,487	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$354,130	14.62%	109,021	4.5%	157,474	6.5%
Bank	458,614	18.94%	108,966	4.5%	157,395	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$368,413	15.21%	145,361	6.0%	193,814	8.0%
Bank	458,614	18.94%	145,288	6.0%	193,717	8.0%
Total Risk-Based Capital Ratio
Consolidated	$503,093	20.77%	193,814	8.0%	242,268	10.0%
Bank	488,888	20.19%	193,717	8.0%	242,146	10.0%

The following table sets forth RBB Bancorp's consolidated and the Bank's actual capital amounts and ratios and related regulatory requirements for the Bank as of December 31, 2019:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Tier 1 Leverage Ratio
Consolidated	$353,572	12.89%	NA	NA	NA	NA
Bank	417,036	15.23%	$108,150	4.0%	$135,187	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$343,899	17.16%	NA	NA	NA	NA
Bank	417,036	20.87%	$89,127	4.5%	$128,739	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$353,572	17.65%	NA	NA	NA	NA
Bank	417,036	20.87%	118,836	6.0%	$158,448	8.0%
Total Risk-Based Capital Ratio
Consolidated	$477,262	23.82%	NA	NA	NA	NA
Bank	436,677	21.86%	$158,448	8.0%	$198,061	10.0%

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

Appraisals for other real estate owned are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered. No significant adjustments to appraised values have been made as a result of this comparison process as of December 31, 2020.

Collateral-dependent impaired loans:  Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

Off-Balance-Sheet Financial Instruments:  The fair value of commitments to extend credit, standby letters of credit, interest rate lock commitments, forward mortgage loan sales contracts and financial guarantees written were estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. The fair value of guarantees and letters of credit was based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties at the reporting date. Off-balance-sheet financial instruments were valued based on the assumptions that a market participant would use, a Level 3 measurement.

Fair value was estimated in accordance with ASC Topic 825. Fair value estimates were made at specific points in time, based on relevant market information and information about the financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates were based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates were subjective in nature and involved uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at December 31, 2020 and 2019:

(dollars in thousands)	Fair Value Measurements Using:
December 31, 2020	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$1,294	$—	$1,294
SBA agency securities	—	4,394	—	4,394
Mortgage-backed securities	—	17,677	—	17,677
Collateralized mortgage obligations	—	48,874	—	48,874
Commercial paper	—	102,448	—	102,448
Corporate debt securities	—	34,563	—	34,563
Municipal securities	—	1,617	—	1,617
Interest Rate Lock Contracts	—	—	45	45
Forward Mortgage Loan Sale Contracts	—	—	214	214
	$—	$210,867	$259	$211,126
On a non-recurring basis:
Commercial real estate - collateral dependent impaired loans	$—	$—	$643	$643
SBA - collateral dependent impaired loans	—	—	3,534	3,534
Other real estate owned	—	—	293	293
	$—	$—	$4,470	$4,470

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$1,572	$—	$1,572
SBA agency securities	—	4,691	—	4,691
Mortgage-backed securities	—	19,171	—	19,171
Collateralized mortgage obligations	—	11,654	—	11,654
Commercial paper	—	69,898	—	69,898
Corporate debt securities	—	19,082	—	19,082
	$—	$126,068	$—	$126,068
On a non-recurring basis:
Other real estate owned	—	—	$293	$293
	$—	$—	$293	$293

No write-downs to OREO were recorded in 2020 or 2019.

Quantitative information about the Company's non-recurring Level 3 fair value measurements as of December 31, 2020 and 2019 is as follows:

(dollars in thousands)	Fair Value	Valuation	Unobservable	Adjustment
December 31, 2020	Amount	Technique	Input	Range
Other real estate owned	$293	Third Party	Management Adjustments	5% - 6%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs
Commercial real estate - collateral dependent impaired loans	643	Third Party	Management Adjustments	10%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs
SBA - collateral dependent impaired loans	3,534	Third Party	Management Adjustments	10%
		Appraisals	to Reflect Current
			Conditions and Selling
			Costs
December 31, 2018
Other real estate owned	$293	Third Party	Management Adjustments	5% - 6%
		Appraisals	to Reflect Current
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

Equity Securities

The fair values of the Company’s equity securities are estimated using discounted cash flow analyses resulting in a Level 2 classification.

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

The carrying amounts of short-term debt with maturities of less than ninety days, such as FHLB Advances, approximate their fair values. The fair values of the Company’s long-term FHLB Advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

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

Servicing Rights

Mortgage and SBA servicing rights are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan, a Level 2 measurement

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit, interest rate lock commitments and forward mortgage loan sales contracts is estimated using the fees currently charged to enter into similar agreements. Unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability. The fair value of these financial instruments is not material.

The fair value hierarchy level and estimated fair value of significant financial instruments at December 31, 2020 and 2019 are summarized as follows:

		2020		2019
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$137,654	$137,654	$114,763	$114,763
Federal funds sold and other cash equivalents	Level 1	57,000	57,000	67,000	67,000
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	210,867	210,867	126,069	126,069
Investment securities - HTM	Level 2	7,174	7,603	8,332	8,632
Mortgage loans held for sale	Level 1	49,963	50,716	108,194	109,385
Loans, net	Level 3	2,677,429	2,687,751	2,178,118	2,158,970
Equity securities	Level 3	14,894	14,894	11,826	11,826
Mortgage servicing rights	Level 2	13,965	15,617	17,083	20,752

		Notional	Fair	Notional	Fair
Derivative assets:		Value	Value	Value	Value
Interest Rate Lock Contracts	Level 3	$27,665	$45	$—	$—
Forward Mortgage Loan Sale Contracts	Level 3	55,089	214	—	—

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$2,635,128	$2,632,933	$2,248,938	$2,236,329
FHLB advances	Level 2	150,000	149,964	—	—
Long-term debt	Level 2	104,391	137,930	104,049	109,877
Subordinated debentures	Level 2	14,283	14,654	9,673	11,709

NOTE 19 - EARNINGS PER SHARE ("EPS")

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

	2020		2019		2018
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$32,928		$39,209		$36,105
Less: Earnings allocated to Participating Securities	(37)		(74)		—
Shares outstanding		19,565,921		20,030,866		20,000,022
Impact of weighting shares		197,501		(13,560)		(2,848,800)
Used in basic EPS	32,891	19,763,422	39,135	20,017,306	36,105	17,151,222
Dilutive effect of outstanding
Stock options		158,437		376,118		816,431
Used in dilutive EPS	$32,891	19,921,859	$39,135	20,393,424	$36,105	17,967,653

Basic earnings per common share	$1.66		$1.96		$2.11
Diluted earnings per common share	1.65		1.92		2.01

Stock options for 301,500, 76,500 and 399,000 shares of common stock were not considered in computing diluted earnings per common share for December 31, 2020, 2019 and 2018, respectively because they were anti-dilutive.

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	For the Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Non-interest income, in scope (1)
Fees and service charges on deposit accounts	$1,636	$1,366	$1,115
Other fees (2)	832	1,118	723
Other income (3)	2,013	1,429	709
(Loss) on sale of OREO and fixed assets	—	(100)	—
Total in-scope non-interest income	4,481	3,813	2,547
Non-interest income, not in scope (4)	9,559	14,507	10,295
Total non-interest income	$14,040	$18,320	$12,842

(1)	There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606.
(2)	Other fees consists of wealth management fees, miscellaneous loan fees and postage/courier fees.
(3)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, and OREO income.
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

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Fees and Services Charges on Deposit Accounts

Fees and service charges on deposit accounts include charges for analysis, overdraft, cashier's check fees, ATM, and safe deposit activities executed by our deposit clients, as well as interchange income earned through card payment networks for the acceptance of card based transactions. Fees earned from our deposit clients are governed by contracts that provide for overall custody and access to deposited funds and other related services, and can be terminated at will by either party; this includes fees from money service businesses (MSBs). Fees received from deposit clients for the various deposit activities are recognized as revenue once the performance obligations are met. Periodic service charges are generally collected monthly directly from the customer’s deposit account, and at the end of a statement cycle, while transaction based service charges are typically collected at the time of or soon after the service is performed. The adoption of ASU 2014-09 had no impact to the recognition of fees and service charges on deposit accounts.

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

NOTE 21 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified affordable housing projects in 2016. At December 31, 2020 and December 31, 2019, the balance of the investment for qualified affordable housing projects was $7.6 million and $8.6 million, respectively. This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $1.6 million and $4.2 million at December 31, 2020 and December 31, 2019. The Company expects to fulfill these commitments between 2021 and 2029.

During the years ending December 31, 2020, 2019 and 2018, the Company recognized amortization expense of $979,000, $900,000 and $644,000, respectively, which was included within income tax expense on the consolidated statements of income.

During the years ended December 31, 2020, 2019 and 2018, the Company recognized tax credits from its investment in affordable housing tax credits of $891,000, $1.1 million and $573,000, respectively. The Company had no impairment losses during the years ended December 31, 2020, 2019 and 2018.

NOTE 22 - PARENT ONLY CONDENSED FINANCIAL INFORMATION

The parent company only condensed statements of financial condition as of December 31, 2020 and 2019, and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2020, 2019 and 2018 are presented below:

Condensed Statements of Financial Condition

(Dollars in Thousands)	2020	2019
ASSETS
Cash and cash equivalents	$7,089	$29,985
Investment in Bank	532,972	480,703
Investment in RAM	2,933	6,870
Other assets	5,782	4,202
Total assets	$548,776	$521,760

LIABILITIES AND SHAREHOLDERS' EQUITY
Long term debt	$104,391	$104,049
Subordinated debentures	14,283	9,673
Other liabilities	1,614	348
Total liabilities	120,288	114,070
Shareholders' equity:
Common stock	284,261	290,395
Additional paid-in capital	4,932	4,938
Retained earnings	138,094	112,046
Non-controlling interest	72	72
Accumulated other comprehensive income	1,129	239
Total shareholders' equity	428,488	407,690
Total liabilities and shareholders' equity	$548,776	$521,760

Condensed Statements of Income

(Dollars in Thousands)	2020	2019	2018
Interest income	$—	$—	$15
Dividend from subsidiaries	29,000	—	—
Interest expense	7,677	7,697	4,083
Noninterest expense	1,292	1,300	1,255
Income (loss) before equity in undistributed income of subsidiaries	20,031	(8,997)	(5,323)
Equity in undistributed income of:
Bank	14,053	45,324	39,198
RAM	(3,936)	74	528
Income before income taxes	30,148	36,401	34,403
Income tax benefit	2,780	2,808	1,702
Net income	32,928	39,209	36,105
Other comprehensive income (loss)	890	1,577	(895)
Total comprehensive income	$33,818	$40,786	$35,210

Condensed Statements of Cash Flows

(Dollars in Thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$32,928	$39,209	$36,105
Net amortization of debt issue costs and valuation reserve	560	508	268
Provision for deferred income taxes	441	513	(1,905)
Undistributed income of subsidiaries	(10,116)	(45,398)	(39,726)
Change in other assets and liabilities	(742)	(1,981)	3,493
	23,071	(7,149)	(1,765)
Cash flows from investment activities:
Net cash acquired (outlay) in connection with acquisition	6,634	—	(41,358)
Investment in subsidiaries	(38,895)	—	(15,000)
	(32,261)	—	(56,358)
Cash flows from financing activities:
Issuance of subordinated debentures, net of issuance costs	—	—	54,018
Dividends paid	(6,567)	(8,033)	(5,753)
Common stock repurchased, net of repurchased costs	(7,851)	(3,190)	—
Stock options exercised	712	2,817	9,629
	(13,706)	(8,406)	57,894

Increase in cash and cash equivalents	(22,896)	(15,555)	(229)
Cash and cash equivalents beginning of year	29,985	45,540	45,769
Cash and cash equivalents end of year	$7,089	$29,985	$45,540

NOTE 23 – SUBSEQUENT EVENTS

On January 22, 2021, RBB announced a cash dividend of $0.12 per share for the fourth quarter of 2020. The dividend is payable on February 12, 2021 to common shareholders of record as of February 1, 2021.

In February 2021, the Company closed its Chinatown Square branch in Chicago, Illinois.  The staff will transfer to the other branches in Chicago.  The Company does not anticipate any material termination or relocation costs.

NOTE 24 – QUARTERLY INCOME STATEMENTS (Unaudited)

The following table presents the unaudited quarterly condensed income statements for the years 2020 and 2019.

	2020				2019
(dollars in thousands)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$35,864	$35,125	$34,103	$34,028	$33,907	$34,669	$35,943	$37,206
Interest expense	6,987	7,874	9,069	10,435	10,784	11,157	11,626	11,294
Net interest income	28,877	27,251	25,034	23,593	23,123	23,512	24,317	25,912
Provision for credit losses	3,008	3,861	3,009	1,945	659	824	357	550
Net interest income after provision for credit losses	25,869	23,390	22,025	21,648	22,464	22,688	23,960	25,362
Noninterest income:	4,490	2,727	2,208	4,615	5,823	2,799	5,496	4,202
Noninterest expense:	14,453	13,978	14,819	16,263	13,463	13,786	14,899	15,325
Income before income taxes	15,906	12,139	9,414	10,000	14,824	11,701	14,557	14,239
Income tax expense	4,759	3,619	2,901	3,252	4,149	3,689	4,415	3,859
Net income	$11,147	$8,520	$6,513	$6,748	$10,675	$8,012	$10,142	$10,380

Net income per share
Basic	$0.57	$0.43	$0.33	$0.34	$0.53	$0.40	$0.51	$0.52
Diluted	0.56	0.43	0.33	0.33	0.52	0.39	0.50	0.51

NOTE 25 – REPURCHASE OF COMMON STOCK

During 2019 the board of directors approved the Company to repurchase up to 1,000,000 shares of stock. As of December 31, 2020 the Company had repurchased 691,228 shares of stock at an average per share price of $15.97.

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

As of December 31, 2020, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2019.

On January 10, 2020, we completed our acquisition of PGBH. We are in the process of evaluating the existing controls and procedures of PGBH and integrating PGBH into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the business that we acquired in the PGBH combination from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. The business that we acquired in the PGBH combination represented 7% of the Company’s total assets as of December 31, 2020, and 6% of the Company’s revenues and 5% of the Company’s net income for the year ended December 31, 2020. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of PGBH that are subsumed by internal control over financial reporting.

Eide Bailly, LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, a copy of which appears in Item 8.

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

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information can be found in the sections titled “Proposal 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2021 annual meeting of shareholders to be filed within 120 days after December 31, 2020, which is incorporated herein by reference.

Item 11. Executive Compensation.

This information can be found in the sections titled “Executive Compensation” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2021 annual meeting of shareholders to be filed within 120 days after December 31, 2020, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information can be found in the sections titled “Security Ownership of Certain Beneficial Owners and Management,” appearing in the Company’s Proxy Statement for the 2021 annual meeting of shareholders to be filed within 120 days after December 31, 2020, which is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to options outstanding and available under our 2017 Stock Incentive Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	1,106,470	$13.30	1,182,045
Equity compensation plans not approved by security holders	—	$—	—
Total	1,106,470	$13.30	1,182,045

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information can be found in the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2021 annual meeting of shareholders to be filed within 120 days after December 31, 2020, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

This information can be found in the section titled “Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2021 annual meeting of shareholders to be filed within 120 days after December 31, 2020, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2020 and 2019.

Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018.

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

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to our Form 10-K filed on December 31, 2019)

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

21.1	Subsidiaries of RBB Bancorp (Reference is made to “Item 1. Business” for the required information.)

23.1	Consent of Eide Bailly LLP

23.2	Consent of Vavrinek, Trine, Day & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Finance Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of RBB Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (contained in Exhibit 101)
(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

*	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 9, 2021.

RBB BANCORP

By:	/s/ Yee Phong (Alan) Thian
Name:	Yee Phong (Alan) Thian
Title:	Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yee Phong (Alan) Thian	Director (Chairman); Chief Executive Officer and President (principal executive officer)	March 9, 2021
Yee Phong (Alan) Thian

/s/ David Morris	Executive Vice President; Chief Financial Officer (principal financial and accounting officer)	March 9, 2021
David Morris

/s/ Peter M. Chang	Director	March 9, 2021
Peter M. Chang

/s/ Wendell Chen	Director	March 9, 2021
Wendell Chen

/s/ Christina Kao	Director	March 9, 2021
Christina Kao

/s/ James W. Kao	Director	March 9, 2021
James W. Kao

/s/ Chie-Min (Christopher) Koo	Director	March 9, 2021
Chie-Min (Christopher) Koo

/s/ Alfonso Lau	Director	March 9, 2021
Alfonso Lau

/s/ Christopher Lin	Director	March 9, 2021
Christopher Lin

/s/ Ko-Yen Lin	Director	March 9, 2021
Ko-Yen Lin

/s/ Paul Lin	Director	March 9, 2021
Paul Lin

/s/ Feng (Richard) Lin	Director	March 9, 2021
Feng (Richard) Lin

/s/ Fui Ming (Catherine) Thian	Director	March 9, 2021
Fui Ming (Catherine) Thian

/s/ Raymond Yu	Director	March 9, 2021
Raymond Yu