Form 10-K/A
period 2020-12-31
RBB Bancorp
filed 2021-03-22
CIK 1499422

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend RBB Bancorp’s (together with its consolidated subsidiaries, the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2021 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to correct various, items, statements, balances, percentages and ratios, primarily in the Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following chart sets forth a summary of the corrections to the various items, statements, balances, percentages, and ratios:

Description	Page Number	Previously Reported	Amended Report
Item 1. “Business – Market Area”	6	“With a 2016 gross domestic product of approximately $118 billion, this MSA contains the largest concentration of people in the state (approximately 2.2 million)…”	“With a 2016 gross domestic product of approximately $108 billion, this MSA contains the largest concentration of people in the state (approximately 2.2 million)…”
Item 1. “Business – Market Area”	7	“With a 2016 gross domestic product of approximately $1.7 billion, this MSA contains the largest concentration of people in the state…”	“With a 2016 gross domestic product of approximately $1.6 trillion, this MSA contains the largest concentration of people in the state…”
Item 1. “Business – Our Competition”	7

We view the Chinese-American banking market, including the Company, as comprised of 32 banks divided into three segments: publicly-traded banks (4 banks), locally-owned banks (15 banks), and banks that are subsidiaries of Taiwanese or Chinese banks (17 banks). Fifteen of the locally-owned banks are based in California. We are currently the sixth-largest bank among this group of 32 banks.

We view the Chinese-American banking market, including the Company, as comprised of 37 banks divided into three segments: publicly-traded banks (5 banks), locally-owned banks (33 banks), and banks that are subsidiaries of Taiwanese or Chinese banks (4 banks).  Twenty-four of the locally-owned banks are based in California. We are currently the sixth-largest bank among this group of 37 banks.

Item 1A. “Risk Factors – Risks Related to Our Loans – We have a concentration in commercial real estate which could cause our regulators to restrict our ability to grow.”	30	As of December 31, 2020, our CRE loans represented 229.8% of our total risk-based capital, as compared to 238.4% as of December 31, 2018	As of December 31, 2020, our CRE loans represented 205% of our total risk-based capital, as compared to 173% as of December 31, 2018.
Item 1A. “Risk Factors – Risks Related to Our Acquisition Strategy – If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.”	35	As of December 31, 2019, our goodwill totaled $69.3 million	As of December 31, 2020, our goodwill totaled $69.3 million
Item 1A. “Risk Factors – Risks Related to Our Acquisition Strategy – Paydowns on our acquired loan portfolio will result in reduced total loan yield, net interest income and net income if not replaced with other high-yielding loans.”	36	For the year ended December 31, 2020, the yield generated using only the expected coupon would have been 5.09% and 5.25%, during the same respective periods.	For the year ended December 31, 2020, the yield generated using only the expected coupon would have been 5.09% and 5.42%, during the same respective periods.
Item 3. “Legal Proceedings”	43	As of December 31, 2019, the Company does not have any litigation reserves.	As of December 31, 2020, the Company does not have any litigation reserves.
Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Shareholders”	44	As of March 2, 2021, the Company had approximately 1,767 common stock shareholders of record.	As of March 2, 2021, the Company had approximately 1,113 common stock shareholders of record.

i

Item 6. “Selected Financial Data – December 31, 2019 FHLB Advances”	46	15,000	__
Item 6. “Selected Financial Data – December 31, 2018 FHLB Advances”	46	9,707	319,500
Item 6. “Selected Financial Data – December 31, 2018 Common stock dividend payout ratio”	46	16.44%	16.59%
Item 6. “Selected Financial Data – December 31, 2017 Common stock dividend payout ratio”	46	20.95%	20.99%
Item 6. “Selected Financial Data – December 31, 2016 Common stock dividend payout ratio”	46	19.61%	13.42%
Item 6. “Selected Financial Data – December 31, 2018 Loan to deposit ratio”	46	120.17%

99.41%

(6) For the purposes of calculating the loan to deposit ratio, short-term loans with maturities of less than 90-days, specifically “Term Fed Funds” and purchased receivables are not included as loans as defined by the regulatory agencies.

Item 6. “Selected Financial Data – December 31,2020 – December 31, 2016 Adjusted loan to deposit ratio (6)”	46	December 31, 2020: 102.72% December 31, 2019: 97.69% December 31, 2018: 120.17% December 31, 2017: 108.80% December 31, 2016: 102.13%	Deleted.
Item 6. “Selected Financial Data – December 31, 2020 Core deposits / total deposits”	46	76.65%	77.31%
Item 6. “Selected Financial Data – December 31, 2019 Core deposits / total deposits”	46	70.46%	73.44%
Item 6. “Selected Financial Data – December 31, 2020 Net non-core funding dependence ratio”	46	12.47%	9.11%
Item 6. “Selected Financial Data – December 31, 2019 Net non-core funding dependence ratio”	46	21.04%	13.17%
Item 6. “Selected Financial Data – December 31, 2018 Net non-core funding dependence ratio”	46	23.93%	22.32%
Item 6. “Selected Financial Data – December 31, 2017 Net non-core funding dependence ratio”	46	18.11%	13.72%
Item 6. “Selected Financial Data – December 31, 2016 Net non-core funding dependence ratio”	46	12.20%	19.84%
Item 6. “Selected Financial Data – December 31, 2020 Adjusted net non-core funding dependence ratio”	46	10.30%	0.38%
Item 6. “Selected Financial Data – December 31, 2019 Adjusted net non-core funding dependence ratio”	46	9.00%	1.84%
Item 6. “Selected Financial Data – December 31, 2018 Adjusted net non-core funding dependence ratio”	46	12.82%	12.19%

Item 6. “Selected Financial Data – December 31, 2017 Adjusted net non-core funding dependence ratio”	46	9.13%	12.18%
Item 6. “Selected Financial Data – December 31, 2016 Adjusted net non-core funding dependence ratio”	46	8.90%	8.82%
Item 6. “Selected Financial Data – Footnote (3)”	47

Tangible book value per share, return on average tangible common equity, tangible common equity to tangible assets and efficiency ratio are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a reconciliation of these measures to their most comparable GAAP measures.

Tangible book value per share, return on average tangible common equity, and tangible common equity to tangible assets ratio are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a reconciliation of these measures to their most comparable GAAP measures.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”	49	The increase is due to the acquisition of $188.4 million of deposits from PGBH, a net increase $9 million from wholesale and brokered deposits, and the remainder from organic growth.

The increase is due to the acquisition of $188.4 million of deposits from PGBH, an increase of $125.2 million in money market demand accounts, offset by a net decrease of $6.9 million from wholesale and brokered deposits, and the remainder from organic growth.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of the Results of Operations – Financial Performance”	50

(2) Efficiency ratio, tangible book value per share, return on average tangible common equity, tangible common equity to tangible assets, and the efficiency ratio are non-GAAP financial measures. See "Non-GAAP Financial Measures" for a reconciliation of these measures to their most comparable GAAP measures.

(2) Tangible book value per share, return on average tangible common equity, and tangible common equity to tangible assets are non-GAAP financial measures. See "Non-GAAP Financial Measures" for a reconciliation of these measures to their most comparable GAAP measures.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2020 to December 31, 2019 – Net Interest Income /Average Balance Sheet – Interest Income”	51	For the years 2020 and 2019, the reported yield on total loans was 5.18% and 5.54%, respectively.	For the years 2020 and 2019, the reported yield on total loans was 5.19% and 5.65%, respectively.
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2020 to December 31, 2019 – Noninterest Income – Gain on sale of loans – December 31, 2018 Loans sold: Single family residential mortgage “	54	$230,771	$236,202

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2020 to December 31, 2019 – Noninterest Income – Gain on sale of loans – 2019 vs 2018 Increase (Decrease) ($ and %) Loans sold: Single family residential mortgage”	54	$241,706 104.7%	$236,275 100.0%
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2020 to December 31, 2019 – Noninterest Income – Gain on sale of loans – December 31, 2018 Loans sold: Total loans sold	54	$297,471	$302,902
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2020 to December 31, 2019 – Noninterest Income –2019 vs 2018 Increase (Decrease) ($ and %) Loans sold: Total loans sold	54	$214,231 72.0%	$208,800 68.9%
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2020 to December 31, 2019 –Noninterest Expense – Salaries and employee benefits”	56

Salaries and employee benefits expense increased $403,000 due to severance pay to terminated employees in connection with the PGBH merger. The number of full-time equivalent employees were 366 in 2020, 355 in 2019 and 256 in 2018.

Salaries and employee benefits expense increased $403,000 due to severance pay to terminated employees in connection with the PGBH merger. The number of full-time equivalent employees were 366 in 2020, 355 in 2019 and 365 in 2018.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations— Comparison of Results of Operations for the Years Ended December 31, 2019 to December 31, 2018 – Noninterest Expense – Salaries and employee benefits”	61

Salaries and employee benefits expense increased $9.7 million. The number of full-time equivalent employees averaged 355 in 2019, 256 in 2018 and 186 in 2017. This increase was primarily due to additional staff and expenses from the FAIC acquisition, plus annual salary increases and increased benefit costs of $994,000.

Salaries and employee benefits expense increased $9.7 million. The number of full-time equivalent employees averaged 355 in 2019, 365 in 2018 and 186 in 2017. This increase was primarily due to additional staff and expenses from the FAIC acquisition, plus annual salary increases and increased benefit costs of $1.4 million.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Investment Securities”	64

The weighted-average yield on the total investment portfolio at December 31, 2020 was 1.35% with a weighted-average life of 3.3 years. This compares to a weighted-average yield of 2.31% at December 31, 2019 with a weighted-average life of 3.0 years.

The weighted-average yield on the total investment portfolio at December 31, 2020 was 1.14% with a weighted-average life of 3.3 years. This compares to a weighted-average yield of 2.41% at December 31, 2019 with a weighted-average life of 3.2 years.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Loans – SBA guaranteed loans”	69

SBA loans increased $22.8 million, or 30.5%, to $97.8 million at December 31, 2020 compared to $75.0 million at December 31, 2019. This increase was primarily due to $32.9 million in PPP loan origination, SBA 7A loans originations of $19.4 million less SBA loan sales of $13.7 million, SBA charge-offs of $1.3 million and $14.5 million in loan payments in 2020

SBA loans increased $22.8 million, or 30.5%, to $97.8 million at December 31, 2020 compared to $75.0 million at December 31, 2019. This increase was primarily due to $32.9 million in PPP loan origination, SBA 7A loans originations of $19.4 million less SBA loan sales of $13.7 million, SBA charge-offs of $1.0 million and $14.8 million in loan payments in 2020.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Analysis of the ALLL – December 31, 2019 Allowance for loan losses %”	71	0.82%	0.86%

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Analysis of the ALLL – Credit-discount on loans purchased through acquisition – December 31, 2019 Total remaining balance of purchased loans through acquisition”	72	$579,329	$573,802
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Goodwill and Other Intangible Assets”	75	We acquired PGBH for $32.9 million in cash. The identifiable assets acquired of $222.8 million and liabilities assumed of $200.6 million were recorded at fair value.	We acquired PGBH for $32.9 million in cash. The identifiable assets acquired of $222.4 million and liabilities assumed of $200.2 million were recorded at fair value.
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Liabilities”	75

Total liabilities increased $540.0 million to $2.9 billion, or 22.7%, at December 31, 2020 from $2.4 billion at December 31, 2019, primarily due to a $386.2 million increase in deposits, of which $188.4 million were acquired in the PGBH acquisition, and a $150.0 million increase in FHLB advances.

Total liabilities increased $540.7 million to $2.9 billion, or 22.7%, at December 31, 2020 from $2.4 billion at December 31, 2019, primarily due to a $386.2 million increase in deposits, of which $192.6 million were acquired in the PGBH acquisition, and a $150.0 million increase in FHLB advances.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Deposits”	75

As of December 31, 2020, our top ten deposit relationships totaled $368.4 million, of which two are related to directors and shareholders of the Company for a total of $17.9 million or 4.9% of our top ten deposit relationships.

As of December 31, 2020, our top ten deposit relationships totaled $368.4 million, of which two are related to directors and shareholders of the Company for a total of $44.9 million or 12.2% of our top ten deposit relationships.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Deposits”	76	As of December 31, 2020, $131,000 in deposit overdrafts were reclassified as other loans. As of December 31, 2019, the amount was $141,000.	As of December 31, 2020, $131,000 in deposit overdrafts were reclassified as other loans. As of December 31, 2019, the amount was $111,000.
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Subordinated Debentures”	78

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Non-GAAP Financial Measures – Return on Average Tangible Common Equity – December 31, 2019 Adjustments	81	Goodwill: (31,086) Core deposit intangible: (1,483)	Goodwill: (58,446) Core deposit intangible: (6,873)

v

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Non-GAAP Financial Measures – Return on Average Tangible Common Equity – December 31, 2019 Adjusted average tangible common equity”	81	$361,326	$328,576

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Non-GAAP Financial Measures – Return on Average Tangible Common Equity – December 31, 2019 Return on average tangible common equity”	81	10.85%	11.93%
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Non-GAAP Financial Measures – Core Deposits and Non-core Funding Dependency – December 31, 2020 Short term assets”	82	__	$311,598
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Non-GAAP Financial Measures – Core Deposits and Non-core Funding Dependency – December 31, 2019 Short term assets”	82	$71,303	$256,625
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Non-GAAP Financial Measures – Core Deposits and Non-core Funding Dependency – December 31, 2020 Adjusted short term assets”	82	__	$311,598
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Non-GAAP Financial Measures – Core Deposits and Non-core Funding Dependency – December 31, 2019 Adjusted short term assets”	82	$71,303	$256,625

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Non-GAAP Financial Measures – Core Deposits and Non-core Funding Dependency – December 31, 2020 Net non-core funding”	82	$323,550	$11,952
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Non-GAAP Financial Measures – Core Deposits and Non-core Funding Dependency – December 31, 2019 Net non-core funding”	82	$232,944	$47,622
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Non-GAAP Financial Measures – Core Deposits and Non-core Funding Dependency – December 31, 2020 Adjusted net non-core funding dependency ratio”	82	10.30%	0.38%
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – Non-GAAP Financial Measures – Core Deposits and Non-core Funding Dependency – December 31, 2019 Adjusted net non-core funding dependency ratio”	82	9.00%	1.84%

Item 9A. “Controls and Procedures – Management’s Report on Internal Control over Financial Reporting”	134

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

Deleted.

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

Table of Contents

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

We operate one branch in the Las Vegas-Paradise, Nevada MSA. This MSA is located in the southern part of the state of Nevada, and includes the cities of Las Vegas, Henderson, North Las Vegas, and Boulder City. A central part of the MSA is the Las Vegas Valley, a 600 square mile basin that includes the MSA’s largest city, Las Vegas. With a 2016 gross domestic product of approximately $108 billion, this MSA contains the largest concentration of people in the state (approximately 2.2 million), and is a significant tourist destination, drawing over 43 million international and domestic visitors in 2016. According to the U.S. Census Bureau, Asian Americans account for 10.0% of the over 2.3 million residents in Clark County as of 2019.

We operate seven branches in the New York City/New Jersey metropolitan MSA. This MSA is located in the south-eastern part of the state of New York and northern New Jersey, and includes the boroughs of Manhattan, Queens and Brooklyn, plus our branch in Edison, New Jersey. A central part of the MSA is the borough of Manhattan. With a 2016 gross domestic product of approximately $1.6 trillion, this MSA contains the largest concentration of people in the state, and is a significant business and tourist destination. According to the 2019 U.S. Census Bureau, Asian Americans account for 12% of the over 19.1 million residents in metropolitan New York City.

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

Our Competition

We view the Chinese-American banking market, including the Company, as comprised of 37 banks divided into three segments: publicly-traded banks (5 banks), locally-owned banks (33 banks), and banks that are subsidiaries of Taiwanese or Chinese banks (4 banks).  Twenty-four of the locally-owned banks are based in California. We are currently the sixth-largest bank among this group of 37 banks.

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

In 2020, the California Legislature passed Assembly Bill 1864, which enacts the California Consumer Financial Protection Law ("CCFPL") and changed the name of the Department of Business Oversight (DBO) to the Department of Financial Protection and Innovation ("DFPI").  Among other items, the CCFPL:

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

Additionally, in 2014, the CFPB adopted revisions to Regulation Z, which implement the Truth in Lending Act, pursuant to the Dodd-Frank Act, and apply to all consumer mortgages (except home equity lines of credit, timeshare plans, reverse mortgages, or temporary loans). The revisions mandate specific underwriting criteria for home loans in order for creditors to make a reasonable, good faith determination of a consumer's ability to repay and establish certain protections from liability under this requirement for “qualified mortgages” meeting certain standards. In particular, it restricts banks from making “no doc” and “low doc” home loans, as the rules require that banks determine a consumer’s ability to pay based in part on verified and documented information. We do originate certain “low doc” loans that meet specific underwriting criteria.

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

As fully phased-in on January 1, 2019, Basel III subjects bank holding companies and banks to the following risk-based capital requirements:

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

To be considered “well capitalized,” a bank holding company or bank must have the following minimum ratios: (i) a Tier 1 leverage ratio of 5.0%, (ii) a common equity Tier 1 risk-based capital ratio of 6.5%, (iii) a Tier 1 risk-based capital ratio of 8.0%, and (iv) a total risk-based capital ratio of 10.0%.

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

The Federal Reserve’s Small Bank Holding Company Policy Statement (the "Policy Statement") applies to bank holding companies ("BHCs") with pro forma consolidated assets of less than $3 billion. The Policy Statement was designed to permit the creation of small BHCs and to allow for their expansion by allowing them to have debt levels in excess of what is otherwise allowed for larger BHCs. Under the Policy Statement, a BHC is exempt from the Federal Reserve's risk-based capital and leverage rules (Appendixes A and D of Regulation Y); and may use debt to finance up to 75% of the purchase price of an acquisition allowing (in theory) a BHC to have a debt-to-equity ratio of up to 3:1. The Policy Statement also applies to expedited processing by the Federal Reserve of applications filed by a qualifying BHC and the payment of dividends and the completion of stock redemptions by a qualifying BHC.  However, the Policy Statement is no longer applicable to the Company since it exceeded $3 billion of assets on December 31, 2020.

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

Many states and local jurisdictions including California have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions.  Examples include but are not limited to the CCPA and the CCFPL described above.    Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability.

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

As a part of their regulatory oversight, the federal regulators have issued the CRE Concentration Guidance on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner occupied commercial real estate are not included for purposes of CRE Concentration calculation. We believe that the CRE Concentration Guidance is applicable to us. As of December 31, 2020, our CRE loans represented 205% of our total risk-based capital, as compared to 166% and 173% as of December 31, 2019 and 2018, respectively. We actively work to manage our CRE concentration and we have discussed the CRE Concentration Guidance with the FDIC and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. Nevertheless, the FDIC could become concerned about our CRE loan concentrations, and they could limit our ability to grow by restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2020, our goodwill totaled $69.3 million. We evaluated our goodwill and intangibles in the first, second and fourth quarters of 2020  The impairment evaluation did not identify an impairment of goodwill or the core deposit intangible in those quarters of 2020.  However, there were write-downs of mortgage servicing rights of $50,000 in the third quarter of 2020 and $366,000 in the second quarter of 2020. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

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

Our total loan yield and net interest margin has been positively affected by the accretion of purchased loan discounts relating to loans acquired in prior acquisitions. As our acquired loan portfolio is paid down, we expect downward pressure on our total loan yield and net interest income to the extent that the run-off is not replaced with other high-yielding loans. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. For example, the total loan yield for the year ended December 31, 2020 and 2019 was 5.18% and 5.54%, respectively, and the yield generated using only the expected coupon would have been 5.09% and 5.42%, during the same respective periods. Notwithstanding, if we are unable to replace loans in our existing portfolio with comparable high-yielding loans or a larger volume of loans, our total loan yield, net interest income and net income could be adversely affected.

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

Where appropriate, we establish reserves in accordance with FASB guidance over loss contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2020, the Company does not have any litigation reserves.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Global Select Market (NASDAQ) under the symbol “RBB” on July 27, 2017. Prior to that, there was no public market for our common stock.

Shareholders

As of March 2, 2021, the Company had approximately 1,113 common stock shareholders of record, and the closing price of the Company’s common stock was $19.11 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

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

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Balance sheet data:
Total assets	$3,350,072	$2,788,535	$2,974,002	$1,691,059	$1,395,551
Total loans, held for investment, net of unaccreted discount and deferred costs and fees	2,706,766	2,196,934	2,142,015	1,249,074	1,110,446
Allowance for loan losses	(29,337)	(18,816)	(17,577)	(13,773)	(14,162)
Mortgage loans held for sale	49,963	108,194	434,522	125,847	44,345
Securities	218,041	134,401	83,723	74,966	45,491
Goodwill	69,243	58,563	58,383	29,940	29,940
Total deposits	2,635,128	2,248,938	2,144,041	1,337,281	1,152,763
FHLB advances	150,000	—	319,500	25,000	—
Long-term debt	104,391	104,049	103,708	49,528	49,383
Subordinated debentures	14,283	9,673	9,506	3,424	3,334
Total shareholders' equity	428,488	407,690	374,621	265,176	181,585
Tangible common equity	354,049	343,027	308,637	233,798	149,852
Income statement data:
Total interest income	$139,120	$141,725	$102,115	$74,104	$68,189
Total interest expense	34,365	44,861	23,645	13,938	11,707
Net interest income	104,755	96,864	78,470	60,166	56,482
Provision (recapture) for loan losses	11,823	2,390	4,469	(1,053)	4,974
Noninterest income	14,040	18,320	12,842	13,201	8,966
Noninterest expense	59,513	57,473	40,637	27,623	27,906
Income before income taxes	47,459	55,321	46,206	46,797	32,568
Income tax expense	14,531	16,112	10,101	21,269	13,489
Net income	32,928	39,209	36,105	25,528	19,079
Revenue (13)	153,160	160,045	114,957	87,305	77,155
Non-interest income / revenue	9.17%	11.45%	11.17%	15.12%	11.62%
Per share data (common stock):
Earnings:
Basic (1)	$1.66	$1.96	$2.11	$1.81	$1.49
Diluted (1)	1.65	1.92	2.01	1.68	1.39
Dividends declared	0.33	0.40	0.35	0.38	0.20
Book value (2)	21.90	20.35	18.73	16.67	14.16
Tangible book value (3)	18.10	17.12	15.43	14.70	11.68
Weighted average shares outstanding:
Basic	19,763,422	20,017,306	17,151,222	14,078,281	12,800,990
Diluted	19,921,859	20,393,424	17,967,653	15,238,365	13,695,900
Shares outstanding at period end	19,565,921	20,030,866	20,000,022	15,908,893	12,827,803
Performance metrics
Return on average assets	1.03%	1.38%	1.78%	1.66%	1.41%
Return on average shareholders' equity	7.88%	9.95%	12.16%	11.67%	11.08%
Return on average tangible common equity (3)	9.62%	11.93%	13.66%	13.64%	13.14%
Yield on average earning assets	4.67%	5.31%	5.36%	5.13%	5.35%
Cost of average interest-bearing liabilities	1.57%	2.24%	1.69%	1.28%	1.15%
Net interest spread	3.10%	3.07%	3.67%	3.85%	4.20%
Net interest margin (4)	3.52%	3.63%	4.12%	4.16%	4.43%
Efficiency ratio	50.10%	49.90%	44.50%	37.65%	42.64%
Common stock dividend payout ratio (5)	19.88%	20.41%	16.59%	20.99%	13.42%
Loan to deposit ratio (6)	102.72%	97.69%	99.41%	93.40%	96.33%
Core deposits / total deposits (7)	77.31%	73.44%	77.92%	74.09%	67.83%
Adjusted core deposits / total deposits (8)	87.72%	86.47%	91.19%	75.16%	78.47%
Net non-core funding dependence ratio (9)	9.11%	13.17%	22.32%	13.72%	19.84%
Adjusted net non-core funding dependence ratio (10)	0.38%	1.84%	12.19%	12.18%	8.82%

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Credit quality Data:
Loans 30-89 days past due	$9,612	$5,277	$4,677	$3,636	$343
Loans 30-89 days past due to total loans	0.36%	0.24%	0.22%	0.29%	0.03%
Nonperforming loans (11)	$19,554	$13,218	$3,282	$2,575	$6,133
Nonperforming loans to total loans (11)	0.72%	0.60%	0.15%	0.21%	0.55%
Nonperforming assets (12)	$19,847	$13,511	$4,383	$2,868	$6,966
Nonperforming assets to total assets (12)	0.59%	0.48%	0.15%	0.16%	0.50%
Allowance for loan losses to total loans	1.08%	0.86%	0.82%	1.10%	1.28%
Allowance for loan losses to nonperforming loans (11)	150.03%	142.35%	535.55%	534.87%	230.91%
Net charge-offs (recoveries) to average loans	0.05%	0.05%	0.05%	-0.06%	0.08%
Regulatory and other capital ratios—Company
Tangible common equity to tangible assets (3)	10.81%	12.59%	10.61%	14.09%	10.99%
Tier 1 leverage ratio	11.32%	12.89%	11.80%	14.35%	10.99%
Tier 1 common capital to risk-weighted assets	14.62%	17.16%	15.28%	17.54%	13.30%
Tier 1 capital to risk-weighted assets	15.21%	17.65%	15.74%	17.80%	13.55%
Total capital to risk-weighted assets	20.77%	23.82%	21.71%	22.55%	19.16%
Regulatory capital ratios—Bank only
Tier 1 leverage ratio	14.11%	15.23%	13.66%	14.50%	12.81%
Tier 1 common capital to risk-weighted assets	18.94%	20.87%	18.17%	17.42%	15.81%
Tier 1 capital to risk-weighted assets	18.94%	20.87%	18.17%	17.42%	15.81%
Total capital to risk-weighted assets	20.19%	21.86%	19.07%	18.47%	17.06%

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

Total deposits were $2.6 billion at December 31, 2020, an increase of $386.2 million, or 17.2%, compared to $2.2 billion at December 31, 2019. The increase is due to the acquisition of $188.4 million of deposits from PGBH, an increase of $125.2 million in money market demand accounts, offset by a net decrease of $6.9 million from wholesale and brokered deposits, and the remainder from organic growth.

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

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Years Ended December 31,		2020 vs. 2019 Variance		Year Ended	2019 vs. 2018 Variance
	2020	2019		$%	December 31, 2018		$%
	(Dollars in thousands, except per share amounts)
Interest income	$139,120	$141,725	$(2,605)	-1.8%	$102,115	$39,610	38.8%
Interest expense	34,365	44,861	(10,496)	-23.4%	23,645	21,216	89.7%
Net interest income	104,755	96,864	7,891	8.1%	78,470	18,394	23.4%
Provision for loan losses	11,823	2,390	9,433	394.7%	4,469	(2,079)	-46.5%
Net interest income after provision (recapture) for credit losses	92,932	94,474	(1,542)	-1.6%	74,001	20,473	27.7%
Noninterest income	14,040	18,320	(4,280)	-23.4%	12,842	5,478	42.7%
Noninterest expense	59,513	57,473	2,040	3.5%	40,637	16,836	41.4%
Income before income taxes	47,459	55,321	(7,862)	-14.2%	46,206	9,115	19.7%
Income tax expense	14,531	16,112	(1,581)	-9.8%	10,101	(6,011)	-59.5%
Net income	$32,928	$39,209	$(6,281)	-16.0%	$36,105	$3,104	8.6%
Earnings per common share:
Basic	$1.66	$1.96	$(0.30)		$2.11	$(0.15)
Diluted (1)	$1.65	$1.92	$(0.27)		$2.01	$(0.09)
Return on average assets	1.03%	1.38%	-0.35%		1.78%	-0.40%
Return on average shareholders’ equity	7.88%	9.95%	-2.07%		12.16%	-2.21%
Efficiency ratio	50.10%	49.90%	0.20%		44.50%	5.40%
Tangible common equity to tangible assets (2)	10.81%	12.59%	-1.78%		10.61%	1.97%
Tangible book value per share (2)	$18.10	$17.12	$0.98		$15.43	$1.69
Return on average tangible common equity (2)	9.62%	11.93%	-2.31%		13.66%	-1.73%

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

(2)

Tangible book value per share, return on average tangible common equity, and tangible common equity to tangible assets are non-GAAP financial measures. See "Non-GAAP Financial Measures" for a reconciliation of these measures to their most comparable GAAP measures.

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

Interest and fees on loans was $133.9 million in 2020 compared to $135.2 million in 2019. The $1.3 million, or 0.94%, decrease in interest income on loans was primarily due to a 46 basis point decrease in the average yield on loans held for investment and 51 basis point decrease in the average yield on loans held for sale, partially offset by a $147.5 million increase in the average balance of held for investment and held for sale loans outstanding. The increase in the average balance of loans outstanding was primarily due to the PGBH acquisition in January 2020 plus organic growth in commercial real estate and single-family residential mortgage loans during 2020. The yield on the loan portfolio benefited from accretion income associated with purchase accounting discounts established on loans acquired in prior acquisitions. For the years 2020 and 2019, the reported yield on total loans was 5.19% and 5.65%, respectively. The impact of accretion income on our yield on total loans for the years 2020 and 2019 was to increase our reported yield on total loans by 0.08% and 0.11%, respectively. A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of commercial real estate loans and single family residential mortgages.

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

Service charges, fees and others. The increase in noninterest income from service charges, fees and other income was primarily from service charges on the additional transactional deposit accounts originated organically and acquired in the PGBH acquisition in 2020.  In 2020, the income from interest rate lock commitments ("IRLCs") was $182,000 and was recorded as service charges, fees and other.  The income from forward mortgage loan sales commitments ("FMLSCs") was $78,000 and is reported in the income statement.  There was no IRLC and FMLSC income in 2019.

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

	Years Ended December 31,			2020 vs. 2019 Increase (Decrease)		2019 vs. 2018 Increase (Decrease)
(dollars in thousands)	2020	2019	2018	$	%	$	%
Loans sold:
SBA	$13,733	$28,803	$66,700	$(15,070)	-52.3%	$(37,897)	-56.8%
Single family residential mortgage	184,220	472,477	236,202	(288,257)	-61.0%	236,275	100.0%
Commercial real estate	—	10,422	—	(10,422)	-100.0%	10,422	100.0%
	$197,953	$511,702	$302,902	$(313,749)	-61.3%	$208,800	68.9%
Gain on loans sold:
SBA	$754	$1,542	$2,847	$(788)	-51.1%	$(1,305)	-45.8%
Single family residential mortgage	5,243	8,199	4,279	(2,956)	-36.1%	3,920	91.6%
Commercial real estate	—	152	—	(152)	-100.0%	152	100.0%
	$5,997	$9,893	$7,126	$(3,896)	-39.4%	$2,767	38.8%

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

Salaries and employee benefits. Salaries and employee benefits expense increased $403,000 due to severance pay to terminated employees in connection with the PGBH merger. The number of full-time equivalent employees were 366 in 2020, 355 in 2019 and 365 in 2018. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory. On a periodic basis, the human resources department will advise senior management of the following human capital management metrics: (1) open positions, (2) overtime expense, (3) staff turnover, and (4) employee headcount.

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

Salaries and employee benefits. Salaries and employee benefits expense increased $9.7 million. The number of full-time equivalent employees averaged 355 in 2019, 365 in 2018 and 186 in 2017. This increase was primarily due to additional staff and expenses from the FAIC acquisition, plus annual salary increases and increased benefit costs of $1.4 million.

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

The weighted-average yield on the total investment portfolio at December 31, 2020 was 1.14% with a weighted-average life of 3.3 years. This compares to a weighted-average yield of 2.41% at December 31, 2019 with a weighted-average life of 3.2 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

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

SBA loans increased $22.8 million, or 30.5%, to $97.8 million at December 31, 2020 compared to $75.0 million at December 31, 2019. This increase was primarily due to $32.9 million in PPP loan origination, SBA 7A loans originations of $19.4 million less SBA loan sales of $13.7 million, SBA charge-offs of $1.0 million and $14.8 million in loan payments in 2020.

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

Analysis of the ALLL. The following table allocates the ALLL, or the allowance, by category:

	As of December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Loans:
Commercial and industrial	$3,690	1.27	$2,736	1.00	$3,112	1.02	$3,014	1.07	$2,581	1.27
SBA	927	0.95	852	1.14	1,027	1.22	1,030	0.78	3,345	2.10
Construction and land development	2,473	1.32	1,268	1.32	1,500	1.32	1,214	1.32	1,206	1.35
Commercial real estate (2)	13,718	1.37	7,668	0.97	6,449	0.85	4,925	0.99	5,952	1.19
Single family residential mortgages	8,486	0.75	6,182	0.65	5,489	0.62	3,170	1.27	1,078	0.69
Other	43	1.05	9	1.10	—	—	—	—	—	—
Unallocated	—	—	101	—	—	—	420	—	—	—
Allowance for loan losses	$29,337	1.08	$18,816	0.86	$17,577	0.82	$13,773	1.10	$14,162	1.28

(1)	Represents the percentage of the allowance to total loans in the respective category.
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and SFR loans originated for a business purpose.

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

	As of December 31,
(dollars in thousands)	2020	2019
Commercial and industrial	$53	$37
SBA	36	42
Commercial real estate	1,029	1,657
Single family residential mortgages	3,653	3,573
Total credit discount on purchased loans	$4,777	$5,309
Total remaining balance of purchased loans through acquisition	$583,605	$573,802
Credit-discount to remaining balance of purchased loans	0.82%	0.92%

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

We acquired PGBH for $32.9 million in cash. The identifiable assets acquired of $222.4 million and liabilities assumed of $200.2 million were recorded at fair value. The identifiable assets acquired included the establishment of a $491,000 core deposit intangible, which is being amortized on an accelerated basis over 10 years. Based upon the acquisition date fair values of the net assets acquired, we recorded $10.7 million of goodwill in our consolidated balance sheet.

Liabilities. Total liabilities increased $540.7 million to $2.9 billion, or 22.7%, at December 31, 2020 from $2.4 billion at December 31, 2019, primarily due to a $386.2 million increase in deposits, of which $192.6 million were acquired in the PGBH acquisition, and a $150.0 million increase in FHLB advances.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2020, the Bank considers $2.3 billion or 88.0% of our deposits as core relationships. As of December 31, 2020, our top ten deposit relationships totaled $368.4 million, of which two are related to directors and shareholders of the Company for a total of $44.9 million or 12.2% of our top ten deposit relationships. As of December 31, 2020, our directors and shareholders with deposits over $250,000 totaled $83.6 million or 5.0% of all relationships over $250,000.

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

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Outstanding at period-end	$150,000	$—	$319,500
Average amount outstanding	129,071	114,388	124,990
Maximum amount outstanding at any month-end	190,000	364,500	319,500
Weighted average interest rate:
During period	1.15%	2.56%	2.07%
End of period	1.18%	0.00%	2.56%

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

	For the year-ended
(dollars in thousands)	December 31, 2020	December 31, 2019	December 31, 2018
Net income available to common shareholders	$32,928	$39,209	$36,105
Average shareholders equity	$417,915	$393,895	$296,869
Adjustments:
Goodwill	(69,863)	(58,446)	(31,081)
Core deposit intangible	(5,806)	(6,873)	(1,483)
Adjusted average tangible common equity	$342,246	$328,576	$264,305
Return on average tangible common equity	9.62%	11.93%	13.66%

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

	As of
(dollars in thousands)	December 31, 2020	December 31, 2019

Adjusted core deposit to total deposit ratio:
Core deposits (1)	$2,037,164	$1,651,678
Adjustments:
CDs > $250,000 considered core deposits (2)	448,159	446,968
Less brokered deposits considered non-core	(17,374)	(67,089)
Less internet deposits < $250,000 considered non-core (3)	(76,356)	(26,025)
Less other deposits not considered core (4)	(80,016)	(60,719)
Total adjustments:	274,413	293,135
Adjusted core deposits	2,311,577	1,944,813
Total deposits	$2,635,128	$2,249,061
Adjusted core deposits to total deposits ratio	87.72%	86.47%
Non core deposits	597,963	597,382
Less total adjustments	(274,413)	(293,135)
Total adjusted non-core deposits	323,550	304,247
Short term borrowing outstanding	—	—
Adjusted non-core liabilities (A)	323,550	304,247
Short term assets(4)	311,598	256,625
Adjustment to short term assets:
Purchased receivables with maturities less than 90-days	—	—
Adjusted short term assets (B)	311,598	256,625
Net non-core funding (A-B)	11,952	47,622
Total earning assets	3,141,819	2,587,093
Adjusted net non-core funding dependency ratio	0.38%	1.84%

(1)	Core deposits comprise all demand and savings deposits of any amount plus time deposits less than $250,000.
(2)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.
(3)	Comprised of internet and outside deposit originator time deposits less than $250,000 which are not considered core deposits.
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

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As of December 31, 2020, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Eide Bailly, LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, a copy of which appears in Item 8.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

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

21.1	Subsidiaries of RBB Bancorp (Reference is made to “Item 1. Business” for the required information.)

23.1	Consent of Eide Bailly LLP

23.2	Consent of Vavrinek, Trine, Day & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Finance Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of RBB Bancorp’s Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (contained in Exhibit 101)
(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

*	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 22, 2021.

RBB BANCORP

By:	/s/ Yee Phong (Alan) Thian
Name:	Yee Phong (Alan) Thian
Title:	Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yee Phong (Alan) Thian	Director (Chairman); Chief Executive Officer and President (principal executive officer)	March 22, 2021
Yee Phong (Alan) Thian

/s/ David Morris	Executive Vice President; Chief Financial Officer (principal financial and accounting officer)	March 22, 2021
David Morris

/s/ Peter M. Chang	Director	March 22, 2021
Peter M. Chang

/s/ Wendell Chen	Director	March 22, 2021
Wendell Chen

/s/ Christina Kao	Director	March 22, 2021
Christina Kao

/s/ James W. Kao	Director	March 22, 2021
James W. Kao

/s/ Chie-Min (Christopher) Koo	Director	March 22, 2021
Chie-Min (Christopher) Koo

/s/ Alfonso Lau	Director	March 22, 2021
Alfonso Lau

/s/ Christopher Lin	Director	March 22, 2021
Christopher Lin

/s/ Ko-Yen Lin	Director	March 22, 2021
Ko-Yen Lin

/s/ Paul Lin	Director	March 22, 2021
Paul Lin

/s/ Feng (Richard) Lin	Director	March 22, 2021
Feng (Richard) Lin

/s/ Fui Ming (Catherine) Thian	Director	March 22, 2021
Fui Ming (Catherine) Thian

/s/ Raymond Yu	Director	March 22, 2021
Raymond Yu