Form 10-Q
period 2021-03-31
RBB Bancorp
filed 2021-05-07
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021 or

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

Number of shares of common stock of the registrant: 19,572,224 outstanding as of May 3, 2021.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020 (AUDITED)

(In thousands, except share amounts)

	March 31,	December 31,
	2021	2020
Assets
Cash and due from banks	$362,930	$137,654
Federal funds sold and other cash equivalents	57,000	57,000
Cash and cash equivalents	419,930	194,654
Interest-earning deposits in other financial institutions	600	600
Securities:
Available for sale	281,582	210,867
Held to maturity (fair value of $7,020 and $7,603 at March 31, 2021 and December 31, 2020, respectively)	6,668	7,174
Mortgage loans held for sale	37,675	49,963
Loans held for investment:
Real estate	2,318,916	2,320,216
Commercial and other	401,566	392,066
Total loans	2,720,482	2,712,282
Unaccreted discount on acquired loans	(2,392)	(2,872)
Deferred loan costs (fees), net	(2,885)	(2,644)
Total loans, net of deferred loan fees	2,715,205	2,706,766
Allowance for loan losses	(30,795)	(29,337)
Net loans	2,684,410	2,677,429

Premises and equipment	27,093	27,103
Federal Home Loan Bank (FHLB) stock	15,641	15,641
Net deferred tax assets	3,427	2,547
Other real estate owned (OREO)	293	293
Cash surrender value of life insurance (BOLI)	35,308	35,121
Goodwill	69,243	69,243
Servicing assets	13,264	13,965
Core deposit intangibles	4,895	5,196
Right-of-use assets- operating leases	25,500	—
Accrued interest and other assets	38,770	40,276
Total assets	$3,664,299	$3,350,072

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020 (AUDITED) (CONTINUED)

(In thousands, except share amounts)

	March 31,	December 31,
	2021	2020
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$787,439	$617,206
Savings, NOW and money market accounts	791,486	731,084
Time deposits $250,000 and under	649,190	688,875
Time deposits over $250,000	593,178	597,963
Total deposits	2,821,293	2,635,128

Reserve for unfunded commitments	1,320	1,383
FHLB advances	150,000	150,000
Long-term debt, net of debt issuance costs	172,581	104,391
Subordinated debentures	14,338	14,283
Lease liabilities - operating leases	26,199	—
Accrued interest and other liabilities	42,900	16,399
Total liabilities	3,228,631	2,921,584

Commitments and contingencies - Note 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 19,528,249 shares issued and outstanding at March 31, 2021 and 19,565,921 shares at December 31, 2020	282,845	284,261
Additional paid-in capital	5,095	4,932
Retained earnings	147,806	138,094
Non-controlling interest	72	72
Accumulated other comprehensive (loss) income, net	(150)	1,129
Total shareholders’ equity	435,668	428,488
Total liabilities and shareholders’ equity	$3,664,299	$3,350,072

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Interest and dividend income:
Interest and fees on loans	$34,516	$32,276
Interest on interest-earning deposits	48	451
Interest on investment securities	627	821
Dividend income on FHLB stock	192	2
Interest on federal funds sold and other	157	478
Total interest income	35,540	34,028
Interest expense:
Interest on savings deposits, now and money market accounts	698	1,243
Interest on time deposits	2,964	7,086
Interest on subordinated debentures and long-term debt	1,958	1,956
Interest on other borrowed funds	435	150
Total interest expense	6,055	10,435
Net interest income	29,485	23,593
Provision for credit losses	1,500	1,945

Net interest income after provision for credit losses	27,985	21,648
Noninterest income:
Service charges, fees and other	1,410	1,079
Gain on sale of loans	3,841	2,711
Loan servicing fees, net of amortization	246	592
Recoveries on loans acquired in business combinations	5	42
Unrealized loss on equity investments	(20)	—
Gain on derivatives	225	—
Increase in cash surrender value of life insurance	187	191
	5,894	4,615
Noninterest expense:
Salaries and employee benefits	9,242	9,505
Occupancy and equipment expenses	2,242	2,404
Data processing	1,440	1,142
Legal and professional	805	604
Office expenses	255	323
Marketing and business promotion	184	214
Insurance and regulatory assessments	348	177
Core deposit premium	301	357
OREO expenses	5	14
Merger expenses	42	403
Other expenses	928	1,120
	15,792	16,263
Income before income taxes	18,087	10,000
Income tax expense	5,631	3,252
Net income	$12,456	$6,748

Net income per share
Basic	$0.64	$0.34
Diluted	0.63	0.33
Cash dividends declared per common share	0.12	0.12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands)

	Three Months Ended
	March 31,
	2021	2020

Net income	$12,456	$6,748

Other comprehensive income (loss):
Unrealized (losses) gains on securities available for sale:
Change in unrealized (losses) gains	(1,816)	498
	(1,816)	498
Related income tax effect:
Change in unrealized losses (gains)	537	(148)
	537	(148)

Total other comprehensive (loss) income	(1,279)	350

Total comprehensive income	$11,177	$7,098

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	19,565,921	$284,261	$4,932	$138,094	$72	$1,129	$428,488
Net income	—	—	—	12,456	—	—	12,456
Stock-based compensation	—	—	287	—	—	—	287
Restricted stock granted	60,000	—	—	—	—	—	—
Cash dividend	—	—	—	(2,347)	—	—	(2,347)
Stock options exercised, net of expense recognized	32,289	464	(124)	—	—	—	340
Repurchase of common stock	(129,961)	(1,880)	—	(397)	—	—	(2,277)
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,279)	(1,279)
Balance at March 31, 2021	19,528,249	$282,845	$5,095	$147,806	$72	$(150)	$435,668

Balance at December 31, 2019	20,030,866	$290,395	$4,938	$112,046	$72	$239	$407,690
Net income	—	—	—	6,748	—	—	6,748
Stock-based compensation	—	—	161	—	—	—	161
Cash dividend	—	—	—	(2,414)	—	—	(2,414)
Stock options exercised, net of expense recognized	56,498	978	(266)	—	—	—	712
Repurchase of common stock	(348,084)	(5,023)	—	(231)	—	—	(5,254)
Other comprehensive income, net of taxes	—	—	—	—	—	350	350
Balance at March 31, 2020	19,739,280	$286,350	$4,833	$116,149	$72	$589	$407,993

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net income	$12,456	$6,748
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization of premises and equipment	500	522
Net accretion of securities, loans, deposits, and other	(391)	(873)
Unrealized loss on equity securities	20	—
Amortization of investment in affordable housing tax credits	259	247
Amortization of intangible assets	1,707	1,441
Amortization of right-of-use asset	1,314	—
Change in operating lease liabilities	(1,257)	—
Provision for loan losses	1,500	1,945
Stock-based compensation	287	161
Deferred tax expense (benefit)	(880)	1,503
Gain on sale of loans	(3,841)	(2,711)
Increase in cash surrender value of life insurance	(187)	(191)
Loans originated and purchased for sale, net	(68,236)	(30,423)
Proceeds from loans sold	136,866	104,273
Other items	29,129	(4,442)
Net cash provided by operating activities	109,246	78,200
Investing activities
Securities available for sale:
Purchases	(176,164)	(151,163)
Maturities, prepayments and calls	103,620	151,707
Securities held to maturity:
Maturities, prepayments and calls	500	500
Sale (purchase) of Federal Home Loan Bank stock and other equity securities, net	12	(621)
Net increase of investment in qualified affordable housing projects	(309)	(2,004)
Net increase in loans	(61,207)	(45,668)
Net cash received in connection with acquisition	—	6,634
Purchases of premises and equipment	(478)	(135)
Net cash used in investing activities	(134,026)	(40,750)
Financing activities
Net increase (decrease) in demand deposits and savings accounts	230,636	(108,420)
Net increase (decrease) in time deposits	(44,407)	107,130
Advances on long-term FHLB advances	—	150,000
Cash dividends paid	(2,347)	(2,414)
Redemption of subordinated debentures	(50,000)	—
Issuance of subordinated debentures, net of issuance costs	118,111	—
Common stock repurchased, net of repurchased costs	(2,277)	(5,254)
Exercise of stock options	340	712
Net cash provided by financing activities	250,056	141,754
Net increase in cash and cash equivalents	225,276	179,204
Cash and cash equivalents at beginning of period	194,654	181,763
Cash and cash equivalents at end of period	$419,930	$360,967
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$5,298	$8,643
Non-cash investing and financing activities:
Transfer of loans to held for sale, net	52,771	15,041
Loan to facilitate OREO	—	1,025
Additions to servicing assets	705	827
Net change in unrealized holding (loss) gain on securities available for sale	1,279	350
Recognition of operating lease right-of-use assets	(26,814)	—
Recognition of operating lease liabilities	26,814	—
Acquisition:
Assets acquired, net of cash received	—	182,895
Liabilities assumed	—	200,209
Cash considerations	—	32,885
Goodwill	—	10,680

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

At March 31, 2021, the Company had total consolidated assets of $3.7 billion, gross consolidated loans (held for investment and held for sale) of $2.8 billion, total consolidated deposits of $2.8 billion and total consolidated stockholders' equity of $435.7 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides business-banking services to the Chinese-American communities in Los Angeles County, Orange County and Ventura County in California, in Las Vegas, Nevada, the New York City, New York metropolitan area, including Edison, New Jersey, and Chicago, Illinois. Specific services include remote deposit, E-banking, mobile banking, commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts.

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

The Company has completed six acquisitions from July 2011 through January 2020, including the acquisition of Pacific Global Bank Holdings, Inc. (“PGBH”) and its wholly-owned subsidiary, Pacific Global Bank (“PGB”), in which the PGBH acquisition closed on January 10, 2020. PGB operated branches in the Chicago neighborhoods of Chinatown and Bridgeport. See Note 3 – Acquisition, for more information about the PGBH acquisition transaction. All of the Company’s acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2020, included in our Annual Report filed on Form 10-K/A for the fiscal year ended December 31, 2020 (our “2020 Annual Report”).

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 2 – Basis of Presentation and Summary of Significant Policies in our Consolidated Financial Statements as of and for the year ended December 31, 2020, included in our 2020 Annual Report.  The Financial Accounting Standards Board ("FASB") issues Accounting Standards Updates ("ASU" or “Update”) and Accounting Standards Codifications (“ASC”), which are the primary source of GAAP.

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

In  February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. The amendments in this Update are effective for annual periods beginning after  December 15, 2020 and for interim periods beginning after  December 15, 2021, for an EGC as the effective date was deferred by the FASB. The Company has several lease agreements which are currently considered operating leases and are therefore not included on the Company’s Consolidated Balance Sheets. Under the new guidance the Company recognized on the Consolidated Balance Sheets right-of-use assets with a corresponding lease liability.  The Company adopted this ASU on January 1, 2021 and recorded the right-of-use asset and lease liability of approximately $26.8 million as of the  January 1, 2021 adoption date.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (Topic 326), including subsequent amending ASUs. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren't measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held to maturity securities, loan commitments, and financial guarantees. For available for sale (“AFS”) debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses.  In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 was originally proposed to be effective for interim and annual reporting periods for an emerging growth company beginning after December 15, 2020, but was subsequently extended until December 31, 2022. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company has begun its evaluation of the impact of the implementation of ASU 2016-13. The implementation of the provisions of ASU 2016-13 will most likely impact the Company’s consolidated financial statements as to the level of reserves that will be required for credit losses. The Company will continue to assess the potential impact that this Update will have on the Company’s consolidated financial statements.  The Company will adopt CECL (ASU 2016-13) on December 31, 2022.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate (“SOFR”). This pronouncement is applicable to all companies with contracts or hedging relationships that reference an interest rate that is expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). For contract modifications, companies can account for the modification as a continuation of the existing contract without additional analysis. For held-to-maturity (“HTM”) debt securities, one-time sale and/or transfer to available-for-sale or trading may be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. Regarding the effective date and transition: (1) companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 (e.g. January 1, 2020 for calendar year-end companies) or any date thereafter, (2) the ASU applies prospectively to contract modifications and hedging relationships, and (3) the one-time election to sell and/or transfer debt securities classified as HTM may be made at any time after March 12, 2020. The optional relief generally does not apply to contract modifications made, sales and transfers of HTM debt securities, and hedging relationships entered into or evaluated after December 31, 2022. The guidance was effective upon issuance and generally can be applied through December 31, 2022. Of the Company’s $2.8 billion in total gross loans as of March 31, 2021, approximately 12% have a LIBOR based reference rate. The Company has several issuances of LIBOR based long-term debt and subordinated debentures. Refer to Notes 9 and 10 of the Company’s consolidated financial statements included in this Form 10-Q. We are currently evaluating this guidance to determine the financial impact on the Company’s consolidated financial statements.

In June 2020, the FASB issued ASU 2020-05, “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities”. This ASU allows for the deferral of the effective dates of ASC 606 and ASC 842 (including amendments issued after the issuance of the original Update) to provide immediate, near-term relief for certain entities for whom these Updates are either currently effective or imminently effective.  The Company has already implemented this ASU for Topic 606 and Topic 842.

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

The fair values are estimates and were subject to adjustment for up to one year after the merger date.

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

The Company also determined the fair value of the core deposit intangible, securities, premises and equipment, deposits and debt with the assistance of third-party valuations.

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

The operating results of the Company for the three months ended March 31, 2021 and 2020, respectively include the operating results of PGBH since its acquisition date. The following table presents the net interest and other income, net income and earnings per share as if the acquisition of PGBH was effective as of January 1, 2020. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three Months Ended
(dollars in thousands)	March 31, 2021	March 31, 2020
Net interest and other income	$35,379	$28,442
Net income	12,456	5,582
Basic earnings per share	0.64	0.28
Diluted earnings per share	0.63	0.28

Third-party acquisition related expenses are recognized as incurred and continue until the acquired system is converted and operational functions become fully integrated. The Company incurred third-party acquisition related expenses in the consolidated statements of income for the periods indicated in the Statements of Income in the expense item “Merger expenses”.

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) debt securities and held to maturity (“HTM”) debt securities as of March 31, 2021 and December 31, 2020, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2021	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,088	$20	$—	$1,108
SBA agency securities	4,017	138	—	4,155
Mortgage-backed securities- Government sponsored agencies	30,651	166	(325)	30,492
Collateralized mortgage obligations	88,552	244	(470)	88,326
Commercial paper	119,210	—	(16)	119,194
Corporate debt securities	36,657	512	(426)	36,743
Municipal securities	1,619	—	(55)	1,564
Total	$281,794	$1,080	$(1,292)	$281,582

Held to maturity
Municipal taxable securities	$1,907	$116	$—	$2,023
Municipal securities	4,761	236	—	4,997
Total	$6,668	$352	$—	$7,020

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,257	$37	$—	$1,294
SBA agency securities	4,125	269	—	4,394
Mortgage-backed securities- Government sponsored agencies	17,415	270	(8)	17,677
Collateralized mortgage obligations	48,476	491	(93)	48,874
Commercial paper	102,462	—	(14)	102,448
Corporate debt securities	33,907	662	(6)	34,563
Municipal securities	1,621	2	(6)	1,617
Total	$209,263	$1,731	$(127)	$210,867

Held to maturity
Municipal taxable securities	$2,407	$139	$—	$2,546
Municipal securities	4,767	290	—	5,057
Total	$7,174	$429	$—	$7,603

One security with a fair value of $252,000 and $320,000 at March 31, 2021 and December 31, 2020, respectively, was pledged to secure a local agency deposit.

There were no sales of investment securities during the three months ended  March 31, 2021 and 2020, respectively.

The amortized cost and fair value of the investment securities portfolio at March 31, 2021 and December 31, 2020 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
March 31, 2021
Government agency securities	$—	$—	$1,088	$1,108	$—	$—	$—	$—	$1,088	$1,108
SBA securities	—	—	537	559	3,480	3,596	—	—	4,017	4,155
Mortgage-backed securities- Government sponsored agencies	5,003	5,002	8,441	8,564	17,207	16,926	—	—	30,651	30,492
Collateralized mortgage obligations	—	—	39,752	39,680	48,800	48,646	—	—	88,552	88,326
Commercial paper	119,210	119,194	—	—	—	—	—	—	119,210	119,194
Corporate debt securities	7,988	8,026	11,810	11,987	13,658	13,777	3,201	2,953	36,657	36,743
Municipal securities	—	—	—	—	—	—	1,619	1,564	1,619	1,564
Total available for sale	$132,201	$132,222	$61,628	$61,898	$83,145	$82,945	$4,820	$4,517	$281,794	$281,582

Municipal taxable securities	$399	$403	$1,508	$1,620	$—	$—	$—	$—	$1,907	$2,023
Municipal securities	—	—	—	—	1,320	1,366	3,441	3,631	4,761	4,997
Total held to maturity	$399	$403	$1,508	$1,620	$1,320	$1,366	$3,441	$3,631	$6,668	$7,020
(dollars in thousands)
December 31, 2020
Government agency securities	$—	$—	$1,257	$1,294	$—	$—	$—	$—	$1,257	$1,294
SBA securities	—	—	595	625	3,530	3,769	—	—	4,125	4,394
Mortgage-backed securities- Government sponsored agencies	7,992	7,987	9,423	9,690	—	—	—	—	17,415	17,677
Collateralized mortgage obligations	—	—	11,911	12,258	36,565	36,616	—	—	48,476	48,874
Commercial paper	102,462	102,448	—	—	—	—	—	—	102,462	102,448
Corporate debt securities	4,991	5,029	11,683	11,740	13,233	13,743	4,000	4,051	33,907	34,563
Municipal securities	—	—	—	—	—	—	1,621	1,617	1,621	1,617
Total available for sale	$115,445	$115,464	$34,869	$35,607	$53,328	$54,128	$5,621	$5,668	$209,263	$210,867

Municipal taxable securities	$899	$910	$1,508	$1,636	$—	$—	$—	$—	$2,407	$2,546
Municipal securities	—	—	—	—	874	925	3,893	4,132	4,767	5,057
Total held to maturity	$899	$910	$1,508	$1,636	$874	$925	$3,893	$4,132	$7,174	$7,603

The following table summarizes investment securities with unrealized losses at March 31, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
March 31, 2021
Mortgage-backed securities- Government sponsored agencies	$(325)	$25,969	6	$—	$—	—	$(325)	$25,969	6
Collateralized mortgage obligations	(470)	61,326	14	—	—	—	(470)	61,326	14
Commercial paper	(16)	104,197	14	—	—	—	(16)	104,197	14
Corporate debt securities	(426)	8,329	8	—	—	—	(426)	8,329	8
Municipal securities	(55)	1,564	3	—	—	—	(55)	1,564	3
Total available for sale	$(1,292)	$201,385	45	$—	$—	—	$(1,292)	$201,385	45

	Less than Twelve Months			Twelve Months or More			Total

(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
December 31, 2020
Mortgage-backed securities- Government sponsored agencies	$(8)	$12,982	3	$—	$—	—	$(8)	$12,982	3
Collateralized mortgage obligations	(93)	28,521	6	—	—	—	(93)	28,521	6
Commercial paper	(14)	16,982	4	—	—	—	(14)	16,982	4
Corporate debt securities	(6)	994	2	—	—	—	(6)	994	2
Municipal securities	(6)	1,092	2	—	—	—	(6)	1,092	2
Total available for sale	$(127)	$60,571	17	$—	$—	—	$(127)	$60,571	17

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

Equity Securities - The Company recorded a loss of $20,000 for the three months ended March 31, 2021 and recognized no net gain or loss for the same period a year ago due to the increase or decrease in the fair value of equity investments without readily determinable fair values. Equity securities were $14.9 million as of both March 31, 2021 and December 31, 2020.

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

	Three Months Ended March 31,
	2021					2020
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning of year	$24,677	$4,617	$43	$—	$29,337	$15,118	$3,588	$9	$101	$18,816
Provisions	1,257	164	45	34	1,500	1,273	735	7	(70)	1,945
Charge-offs	—	—	(42)	—	(42)	—	(631)	—	—	(631)
Recoveries	—	—	—	—	—	—	—	—	—	—
	$25,934	$4,781	$46	$34	$30,795	$16,391	$3,692	$16	$31	$20,130

	For the year ended December 31, 2020
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning of year	$15,118	$3,588	$9	$101	$18,816
Provisions	9,559	2,286	79	(101)	11,823
Charge-offs	—	(1,258)	(45)	—	(1,303)
Recoveries	—	1	—	—	1
	$24,677	$4,617	$43	$—	$29,337

The following table presents the recorded investment in loans and impairment method as of March 31, 2021 and 2020 and December 31, 2020, by portfolio segment:

(dollars in thousands)
March 31, 2021	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$524	$—	$—	$524
General	25,934	4,257	46	34	30,271
	$25,934	$4,781	$46	$34	$30,795
Loans evaluated for impairment:
Individually	$11,429	$8,482	$—	$—	$19,911
Collectively	2,302,662	388,864	3,768	—	2,695,294
	$2,314,091	$397,346	$3,768	$—	$2,715,205

March 31, 2020	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$—	$—	$—	$—
General	16,391	3,692	16	31	20,130
	$16,391	$3,692	$16	$31	$20,130
Loans evaluated for impairment:
Individually	$5,376	$14,898	$—	$—	$20,274
Collectively	2,039,968	338,270	1,470	—	2,379,708
	$2,045,344	$353,168	$1,470	$—	$2,399,982

December 31, 2020	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$525	$—	$—	$525
General	24,677	4,092	43	—	28,812
	$24,677	$4,617	$43	$—	$29,337
Loans evaluated for impairment:
Individually	$10,514	$9,025	$15	$—	$19,554
Collectively	2,304,203	378,935	4,074	—	2,687,212
	$2,314,717	$387,960	$4,089	$—	$2,706,766

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

The risk category of loans by class of loans was as follows at March 31, 2021 and December 31, 2020:

(dollars in thousands)		Special
March 31, 2021	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$209,554	$—	$—	$173	$209,727
Commercial real estate	1,007,345	512	52,640	2,607	1,063,104
Single-family residential mortgages	1,032,056	122	433	8,649	1,041,260
Commercial:
Commercial and industrial	276,018	—	8,353	1,645	286,016
SBA	94,079	5,225	5,189	6,837	111,330
Other:	3,768	—	—	—	3,768
	$2,622,820	$5,859	$66,615	$19,911	$2,715,205

(dollars in thousands)		Special
December 31, 2020	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$186,550	$—	$—	$173	$186,723
Commercial real estate	947,643	756	52,611	2,627	1,003,637
Single-family residential mortgages	1,113,814	2,436	393	7,714	1,124,357
Commercial:
Commercial and industrial	278,357	999	8,620	2,163	290,139
SBA	86,573	186	4,200	6,862	97,821
Other:	4,074	—	—	15	4,089
	$2,617,011	$4,377	$65,824	$19,554	$2,706,766

The following table presents the aging of the recorded investment in past-due loans at March 31, 2021 and December 31, 2020 by class of loans:

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
March 31, 2021	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$173	$173	$209,554	$209,727	$173
Commercial real estate	636	—	1,134	1,770	1,061,334	1,063,104	1,189
Single-family residential mortgages	7,700	—	1,395	9,095	1,032,165	1,041,260	8,649
Commercial:
Commercial and industrial	310	1,222	505	2,037	283,979	286,016	1,159
SBA	1,161	—	6,808	7,969	103,361	111,330	6,808
Other:	—	—	—	—	3,768	3,768	—
	$9,807	$1,222	$10,015	$21,044	$2,694,161	$2,715,205	$17,978
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$37,675	$37,675	$—

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non- Accrual
December 31, 2020	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$173	$173	$186,550	$186,723	$173
Commercial real estate	449	10	1,136	1,595	1,002,042	1,003,637	1,193
Single-family residential mortgages	4,219	4,859	6,008	15,086	1,109,271	1,124,357	7,714
Commercial:
Commercial and industrial	—	—	987	987	289,152	290,139	1,661
SBA	—	33	6,828	6,861	90,960	97,821	6,828
Other:	42	—	15	57	4,032	4,089	15
	$4,710	$4,902	$15,147	$24,759	$2,682,007	$2,706,766	$17,584
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$49,963	$49,963	$—

(1)	Included in total loans.

The Company has no loans that are 90 days or more past due and still accruing at March 31, 2021 and December 31, 2020.

Information relating to individually impaired loans presented by class of loans was as follows at March 31, 2021 and December 31, 2020:

	Unpaid
(dollars in thousands)	Principal	Recorded	Related
March 31, 2021	Balance	Investment	Allowance
With no related allowance recorded
Construction and land development	$173	$173	$—
Commercial and industrial	1,204	1,144	—
Commercial real estate	2,616	2,607	—
Residential mortgage loans	8,922	8,649	—
Commercial - SBA	6,808	6,807	—
With related allowance recorded
Commercial and industrial	520	501	520
Commercial-SBA	30	30	4
Total	$20,273	$19,911	$524

	Unpaid
(dollars in thousands)	Principal	Recorded	Related
December 31, 2020	Balance	Investment	Allowance
With no related allowance recorded
Construction and land development	$173	$173	$—
Commercial and industrial	1,710	1,662	—
Commercial real estate	2,633	2,627	—
Residential mortgage loans	7,839	7,714	—
Commercial - SBA	6,828	6,829	—
Other	15	15	—
With related allowance recorded
Commercial and industrial	520	501	520
Commercial-SBA	33	33	5
Total	$19,751	$19,554	$525

The following table presents information on impaired loans and leases, disaggregated by loan segment, for the periods indicated:

	Three Months Ended
	March 31, 2021		March 31, 2020
	Average	Interest	Average	Interest
(dollars in thousands)	Balance	Income	Balance	Income
With no related allowance recorded
Construction and land development	$173	$—	$262	$2
Commercial and industrial	1,211	7	1,987	9
Commercial real estate	2,627	33	2,423	25
Residential mortgage loans	8,980	—	2,962	—
Commercial - SBA	7,154	—	15,153	1
With related allowance recorded
Commercial and industrial	520	—	—	—
Commercial-SBA	32	—	—	—
Total	$20,697	$40	$22,787	$37

No interest income on non-accrual loans was recognized on a cash basis for the three months ended March 31, 2021 and 2020 or for the year ended December 31, 2020.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as troubled debt restructurings ("TDRs") and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2020.  The Consolidated Appropriations Act (“CAA”), signed into law on December 27, 2020, extends the applicable period to include modification to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022 or (ii) 60 days after the date of the termination of the COVID-19 national emergency.  In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications.

The Company identified six loans as TDRs at March 31, 2021 and six loans at December 31, 2020, with aggregate balances of $3.0 million and $3.1 million, respectively. Non-accrual TDRs were $1.1 million and $1.1 million at March 31, 2021 and December 31, 2020, respectively. There were $434,000 and $435,000 specific reserves allocated to the loans as of March 31, 2021 and December 31, 2020, respectively. There are no commitments to lend additional amounts at March 31, 2021 and December 31, 2020 to customers with outstanding loans that are classified as TDRs. There were no non-accrual loans that were modified as TDRs during the past twelve months that had payment defaults during the periods.

There were no loans modified as TDRs during the three months ended March 31, 2021.  There was one commercial and industrial loan modified as a TDR during the three months ended March 31, 2020.  This one loan had a pre-modification recorded investment and post-modification recorded investment of $506,000.

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets. The principal balances at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Loans serviced for others:
Mortgage loans	$1,526,285	$1,512,969
SBA loans	154,064	156,222
Commercial real estate loans	4,126	4,145

The fair value of servicing assets for mortgage loans was $17.6 million and $10.7 million at March 31, 2021 and December 31, 2020, respectively. The fair value of servicing assets for SBA loans was $4.9 million and $5.0 million at March 31, 2021 and December 31, 2020, respectively. Estimates of the loan servicing asset fair value are derived through a discounted cash flow analysis. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography. The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place. The analysis accounts for recent transactions, and supply and demand within the market.

Servicing fees net of servicing asset amortization totaled $246,000 and $592,000 for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. During the three months ended  March 31, 2021 and 2020, the Company did not record any impairment writedowns on mortgage servicing rights.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is netted against loan servicing fee income.

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$10,529	$3,436	$12,997	$4,086
Additions	628	77	789	38
Disposals	(621)	(83)	(343)	(217)
Amortized to expense	(580)	(122)	(382)	(142)
Impairment	—	—	—	—
End of period	$9,956	$3,308	$13,061	$3,765

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually. The Company has historically selected December 31st as the date to perform the annual impairment test. However, since the COVID-19 pandemic, the Company evaluated its goodwill and intangibles in the first, second and fourth quarters of 2020. The impairment evaluation did not identify an impairment of goodwill or the core deposit intangible in those quarters of 2020. Goodwill amounted to $69.2 million at both March 31, 2021 at December 31, 2020, and is the only intangible asset with an indefinite life on the balance sheet.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. The unamortized balance at March 31, 2021 and December 31, 2020 was $4.9 million and $5.2 million, respectively. CDI amortization expense was $301,000 and $357,000 for the three months ended March 31, 2021 and 2020, respectively.

Estimated CDI amortization expense for future years is as follows:

(dollars in thousands)
As of March 31:
Remainder of 2021	$820
2022	936
2023	800
2024	683
2025	589
Thereafter	1,067
Total	$4,895

NOTE 8 - DEPOSITS

At March 31, 2021, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	March 31, 2021
One year	$1,177,404
Two to three years	60,515
Over three years	4,449
Total	$1,242,368

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

NOTE 9 - LONG-TERM DEBT

In March 2016, the Company issued $50 million of 6.5% fixed to floating rate subordinated debentures, due March 31, 2026. The interest rate is fixed through March 31, 2021 and floats at the three month LIBOR plus 516 basis points thereafter. The Company redeemed these subordinated debentures on March 31, 2021.  The redemption price for the subordinated debentures was equal to 100% of principal amount of the subordinated debentures redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date of March 31, 2021.

In March 2021, the Company issued $120 million of 4.00% fixed to floating rate subordinated debentures, due April 1, 2031. The interest rate is fixed through April 1, 2026 and floats at three month SOFR plus 329 basis points thereafter. The Company can redeem these subordinated debentures beginning April 1, 2026. The subordinated debentures are considered Tier 2 capital at the Company.

At March 31, 2021 and December 31, 2020, long-term debt was as follows:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Principal	$175,000	$105,000
Unamortized debt issuance costs	$2,419	$609

The following table presents interest and amortization expense the Company incurred for the three ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
(dollars in thousands)	2021	2020
Interest Expense:
Interest	$1,729	$1,662
Amortization	79	86

In July 2017, British banking regulators announced plans to eliminate the LIBOR rate by the end of 2021, before this long-term debt and subordinated debentures mature. For these subordinated debentures, there are provisions for amendments to establish a new interest rate benchmark.

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Holding Company (“TFC”) in 2016, acquired TFC Statutory Trust (the “Trust”). The Trust conducted a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC issued $5 million of subordinated debentures to the Trust in exchange for ownership of all of the common securities of the Trust and the proceeds of the preferred securities sold by the Trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition, which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security. The Company also purchased an investment in the common stock of the Trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Federal Reserve on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to three month LIBOR plus 1.65%, which was 1.83% as of March 31, 2021 and 1.87% at December 31, 2020.

In October 2018, the Company, through the acquisition of First American International Corp. (“FAIC”), acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. The FAIC Trust issued 7,000 units of thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7,000,000 to an independent investor, and FAIC issued $7.2 million of subordinated debentures to the FAIC Trust for all of its common securities, amounting to $217,000, which is included in other assets. There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at March 31, 2021 was 2.43% and 2.47% at December 31, 2020.

In January 2020, the Company, through the acquisition of PGBH, acquired Pacific Global Bank Trust I (“PGBH Trust”), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed to floating rate capital securities with an aggregate liquidation amount of $5,000,000 and 155 common securities with an aggregate liquidation amount of $155,000. PGBH issued $5.2 million of subordinated debentures to PGBH Trust in exchange for ownership of all the common securities of PGBH Trust. There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at March 31, 2021 was 2.28% and 2.32% at December 31, 2020.

The Company paid interest expense of $95,000 and $153,000 for the three months ended March 31, 2021 and 2020, respectively, on the subordinated debentures. The amount of aggregate amortization expense recognized for the three months ended March 31, 2021 and 2020 was $55,000 and $55,000, respectively.

For regulatory reporting purposes, the Federal Reserve has indicated that the capital or trust preferred securities qualify as Tier 1 capital of the Company subject to previously specified limitations (including that the asset size of the issuer did not exceed $15 billion), until further notice. If regulators make a determination that the capital securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

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

Federal Funds Arrangements with Commercial Banks. At March 31, 2021, the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $50.0 million overnight from Zions Bank, Wells Fargo Bank, First Horizon Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements. At March 31, 2021, the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit. The secured borrowing capacity with the FRB of $36.1 million at March 31, 2021 is collateralized by loans pledged with a carrying value of $47.3 million.

FHLB Secured Line of Credit. The secured borrowing capacity with the FHLB of $957.7 million at March 31, 2021 is collateralized by loans pledged with a carrying value of $1.3 billion.

FHLB Advances.  At March 31, 2021, the Company had no overnight advances but long-term advances of $150.0 million at a weighted average rate of 1.18% with the FHLB.  At December 31, 2020, the Company had $150.0 million at a weighted average rate of 1.18% in long-term (five year) advances with the FHLB. The Company paid interest expenses of $435,000 and $150,000 on such FHLB advances for the three months ended March 30, 2021 and 2020, respectively. There were no amounts outstanding under any of the other borrowing arrangements above as of March 31, 2021 and at December 31, 2020 except FHLB advances maturing in 2025.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the three months ended March 31, 2021 and 2020, the Company recorded an income tax provision of $5.6 million and $3.3 million, respectively, reflecting an effective tax rate of 31.1% and 32.5% for the three months ended March 31, 2021 and 2020, respectively. The Company recognized a tax benefit from stock option exercises of $56,000 and $28,000 for the three months ended March 31, 2021 and 2020, respectively.

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

The Company's exposure to loss in the event of nonperformance on these financial commitments is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

At March 31, 2021 and December 31, 2020, the Company had the following financial commitments whose contractual amount represents credit risk:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Commitments to make loans	$257,253	$281,496
Unused lines of credit	266,209	268,629
Commercial and similar letters of credit	524	8,284
Standby letters of credit	3,976	4,031
Total	$527,962	$562,440

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

NOTE 14 - LEASES

On January 1, 2021, the Company adopted ASU 2016-02, Leases (Topic 842) and elected the package of practical expedients that permits the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected all of the new standard’s available transition practical expedients, including the short-term lease recognition exemption that includes not recognizing Right-of-Use (“ROU”) assets or lease liabilities for existing short-term leases, and the practical expedient to not separate lease and non-lease components for all of the Company's leases.

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate at lease when it is reasonably certain that the Company will exercise those options. The Company's measurement of the ROU assets and operating lease liabilities does not include payments associated with the option to extend or terminate the lease. The ROU lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company did not possess any leases that have variable lease payments or residual value guarantees as of March 31, 2021.

The ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses its incremental borrowing rate to determine the present value of its lease liabilities.

The Company leases several of its operating facilities under various non-cancellable operating leases expiring at various dates through 2036. The Company is also responsible for common area maintenance, taxes and insurance at the various branch locations.

Future minimum rent payments on the Company’s leases were as follows at March 31, 2021:

(dollars in thousands)
As of March 31, 2021:
2021 remaining	$3,476
2022	4,720
2023	3,749
2024	2,685
2025	2,532
Thereafter	9,478
Total	$26,640
Less amount of payment representing interest	(441)
Total present value of lease payments	$26,199

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.3 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. The Company received rental income of $105,000 and $84,000 in the first quarter of 2021 and 2020, respectively.

The following table presents the operating lease related assets and liabilities recorded on the Consolidated Balance Sheet, and the weighted-average remaining lease terms and discount rates as of  March 31, 2021 and January 1, 2021:

	March 31,	January 1,
(dollars in thousands)	2021	2021
Operating Leases
ROU assets	$25,500	$26,814
Lease liabilities	26,199	27,456

Weighted-average remaining lease term (in years)	7.25	7.37
Weighted-average discount rate	0.95%	0.94%

NOTE 15 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Beginning balance	$1,243	$4,000
New loans and advances	350	11,498
Repayments	(1,593)	$(14,255)
Ending balance	$—	$1,243

There were $11.5 million unfunded loan commitments outstanding to executive officers, directors and their related interests with whom they are associated at March 31, 2021 and $2.0 million at December 31, 2020.

Deposits from principal officers, directors, and their affiliates at March 31, 2021 and December 31, 2020 were $46.5 million and $50.0 million, respectively.

NOTE 16 - STOCK-BASED COMPENSATION

RBB Bancorp 2010 Stock Option Plan

Under the RBB Bancorp 2010 Stock Option Plan (the “2010 Plan”), the Company was permitted to grant awards to eligible persons in the form of qualified and non-qualified stock options. The Company reserved up to 30% of the issued and outstanding shares of common stock as of the date the Company adopted the 2010 Plan or 3,494,478 shares, for issuance under the 2010 Plan. Following receipt of shareholder approval of the 2017 Omnibus Stock Incentive Plan (the “OSIP”) in May 2017, no additional grants were made under the 2010 Plan. The 2010 Plan has been terminated and options that were granted under the 2020 Plan have become subject to the OSIP. Awards that were granted under the 2010 Plan will remain exercisable pursuant to the terms and conditions set forth in individual award agreements, but such awards will be assumed and administered under the OSIP. The 2010 Plan award agreements allow for acceleration of exercise privileges of grants upon occurrence of a change in control of the Company. If a participant’s job is terminated for cause, then all unvested awards expire at the date of termination.

RBB Bancorp 2017 Omnibus Stock Incentive Plan

The OSIP was adopted by the Company’s board of directors in January 2017 and approved by the Company’s shareholders in May 2017. The OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the OSIP, or 3,848,341 shares. As of March 31, 2021, there were 987,045 shares of common stock available for issuance under the OSIP. This represents 5.1% of the issued and outstanding shares of the Company’s common stock as of March 31, 2021. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

The Company recognized stock-based compensation expense of $287,000 and $161,000, and recognized income tax benefit of $56,000 and $28,000, for the three months ended March 31, 2021 and 2020, respectively.

The Company granted restricted stock for 60,000 shares at a closing price of $17.74 in 2021. There were no restricted stock awards in 2020. These restricted stock awards are scheduled to vest over a three year period from the  January 21, 2021 grant date. As of March 31, 2021, there were 74,475 remaining unvested restricted stock awards.

The following table presents restricted stock activity during the three months ended March 31, 2021.

		Weighted-Average
		Grant Date
(dollars in thousands, except for share amounts)	Shares	Fair Value
Outstanding at beginning of year	14,475	$29.38
Granted	60,000	17.74
Vested	—	—
Forfeited/cancelled	—	—
Outstanding at end of period	74,475	$22.63

The compensation expense recorded for restricted stock was $176,000 and $106,000 for the three months ended March 31, 2021 and 2020, respectively. Unrecognized stock-based compensation expense related to restricted stock was $1.2 million and $585,000 as of March 31, 2021 and 2020, respectively. As of March 31, 2021, these costs are expected to be recognized over the next 1.8 years for restricted stock.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions presented below for 2021 and 2020.

	January 2021	July 2020	January 2020
Expected volatility	30.8%	31.8%	28.5%
Expected term (years)	6.0 years	6.0 years	6.0 years
Expected dividends	1.86%	2.48%	1.99%
Risk free rate	0.26%	0.29%	1.31%
Grant date fair value	$4.14	$2.97	$4.61

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

A summary of the status of awards pursuant to the Company's stock option plans as of March 31, 2021 and changes during the three months ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for share amounts)	Shares	Price	Term	Value
Outstanding at beginning of year	1,106,470	$13.30
Granted	135,000	17.74
Exercised	(32,289)	10.53
Forfeited/cancelled	—	—
Outstanding at end of period	1,209,181	$13.89	4.13 years	$7,728

Options exercisable	963,681	$13.06	2.78 years	$6,954

As of March 31, 2021 there was approximately $924,000 of total unrecognized compensation cost related to outstanding stock options that will be recognized over a weighted-average period of 2.1 years.

The total fair value of the shares vested was $740,000 and $350,000 during the three months ended March 31, 2021 and 2020, respectively. The number of unvested stock options were 245,500 and 147,000 with a weighted-average grant date fair value of $4.11 and $4.43 as of March 31, 2021 and December 31, 2020, respectively.

Cash received from the exercise of 32,289 share options was $340,000 for the three months ended March 31, 2021 and cash received from the exercise of 56,498 share options was $712,000 for the three months ended March 31, 2020. The intrinsic value of options exercised was $305,000 and $278,000 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 17 - REGULATORY MATTERS

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes that at March 31, 2021 and December 31, 2020, RBB and the Bank satisfied all capital adequacy requirements to which they were subject.

As defined in applicable regulations and set forth in the tables below, RBB and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the "well capitalized" standards at the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
Tier 1 Leverage Ratio
Consolidated	$377,094	11.30%	$133,426	4.0%	$166,782	5.0%
Bank	448,066	13.44%	133,382	4.0%	166,727	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$362,756	14.53%	$112,337	4.5%	$162,264	6.5%
Bank	448,066	17.96%	112,262	4.5%	162,156	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$377,094	15.11%	$149,782	6.0%	$199,710	8.0%
Bank	448,066	17.96%	149,683	6.0%	199,577	8.0%
Total Risk-Based Capital Ratio
Consolidated	$580,891	23.27%	$199,710	8.0%	$249,637	10.0%
Bank	479,261	19.21%	199,577	8.0%	249,471	10.0%

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Tier 1 Leverage Ratio
Consolidated	$368,413	11.32%	$130,219	4.0%	$162,774	5.0%
Bank	458,614	14.11%	129,989	4.0%	162,487	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$354,130	14.62%	$109,021	4.5%	$157,474	6.5%
Bank	458,614	18.94%	108,966	4.5%	157,395	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$368,413	15.21%	$145,361	6.0%	$193,814	8.0%
Bank	458,614	18.94%	145,288	6.0%	193,717	8.0%
Total Risk-Based Capital Ratio
Consolidated	$503,093	20.77%	$193,814	8.0%	$242,268	10.0%
Bank	488,888	20.19%	193,717	8.0%	242,146	10.0%

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

NOTE 18 - FAIR VALUE MEASUREMENTS

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

Appraisals for OREO are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered. No significant adjustments to appraised values have been made as a result of this comparison process as of March 31, 2021.

Collateral-dependent impaired loans:  Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.  Collateral-dependent impaired loans evaluated with specific reserves are classified as Level 3 assets.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at March 31, 2021 and December 31, 2020:

(dollars in thousands)	Fair Value Measurements Using:
March 31, 2021	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$1,108	$—	$1,108
SBA agency securities	—	4,155	—	4,155
Mortgage-backed securities	—	30,492	—	30,492
Collateralized mortgage obligations	—	88,326	—	88,326
Commercial paper	—	119,194	—	119,194
Corporate debt securities	—	36,743	—	36,743
Municipal securities	—	1,564	—	1,564
Interest Rate Lock Contracts	—	—	27	27
Forward Mortgage Loan Sale Contracts	—	—	399	399
	$—	$281,582	$426	$282,008
On a non-recurring basis:
Other real estate owned	—	—	293	293

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$1,294	$—	$1,294
SBA agency securities	—	4,394	—	4,394
Mortgage-backed securities	—	17,677	—	17,677
Collateralized mortgage obligations	—	48,874	—	48,874
Commercial paper	—	102,448	—	102,448
Corporate debt securities	—	34,563	—	34,563
Municipal securities	—	1,617	—	1,617
Interest Rate Lock Contracts	—	—	45	45
Forward Mortgage Loan Sale Contracts	—	—	214	214
	$—	$210,867	$259	$211,126
On a non-recurring basis:
Other real estate owned	—	—	293	293

No write-downs to OREO were recorded for three months ended March 31, 2021 or for the year ended December 31, 2020.

Quantitative information about the Company's impaired loans and OREO non-recurring Level 3 fair value measurements at March 31, 2021 and December 31, 2020 is as follows:

OREO consists of one single-family residence with a fair value of $293,000 as of March 31, 2021 and December 31, 2020.  OREO was evaluated by third party appraisals with unobservable input of management adjustment in the range of 5%-6% to reflect current conditions and selling costs.

Interest Rate Lock Commitments (IRLCs):  Agreements under which the Company agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Under the agreement, the Company commits to lend funds to a potential borrower (subject to the Company’s approval of the loan) on a fixed or adjustable rate basis, regardless of whether interest rates change in the market, or on a floating rate basis.  As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancelling or expiration.  Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan.  The Company is subject to fallout risk related to IRLCs , which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs.  The Company uses best efforts commitments to substantially eliminate these risks.  Historical commitment-to-closing ratios are considered to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.

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

Forward Mortgage Loan Sale Contracts (FMLSCs):  The Company is subject to interest rate and price risk on its mortgage loans held for sale from the loan funding date until the date the loan is sold.  Best efforts commitments which fix the forward the forward sales price that will be realized in the secondary market are used to eliminate the interest rate and price risk to the Company.  To avoid interest rate risk, the Company will enter into mortgage loans sales commitments (FMLSCs) at the time they make an interest rate lock commitment to the buyer. They can enter into mortgage loan sales commitments on a “mandatory” or “best efforts” basis. Mandatory commitments provide that the loan must be delivered or the commitment be “paired off”. In general, best efforts commitments provide that the loan be delivered if and when it closes.

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

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value of commitments to extend credit and standby letters of credit, interest rate lock commitments and forward mortgage loan sales contracts is estimated using the fees currently charged to enter into similar agreements. Unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability result in a Level 3 measurement.

The fair value of FHLB advances is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk, a Level 2 measurement.

Subordinated debentures fair value is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk, a Level 2 measurement.

The fair value of long-term debt is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk, a Level 2 measurement.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at March 31, 2021 and December 31, 2020 are summarized as follows:

		March 31,		December 31,
		2021		2020
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$362,930	$362,930	$137,654	$137,654
Federal funds sold and other cash equivalents	Level 1	57,000	57,000	57,000	57,000
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	281,582	281,582	210,867	210,867
Investment securities - HTM	Level 2	6,668	7,020	7,174	7,603
Mortgage loans held for sale	Level 1	37,675	38,184	49,963	50,716
Loans, net	Level 3	2,684,410	2,691,371	2,677,429	2,687,751
Equity securities	Level 3	14,862	14,862	14,894	14,894
Mortgage servicing rights	Level 2	13,264	22,509	13,965	15,617

		Notional	Fair	Notional	Fair
Derivative assets:		Value	Value	Value	Value
Interest Rate Lock Contracts	Level 3	$15,636	$27	$27,665	$45
Forward Mortgage Loan Sale Contracts	Level 3	36,831	399	55,089	214

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$2,821,293	$2,812,555	$2,635,128	$2,632,933
FHLB advances	Level 2	150,000	149,933	150,000	149,964
Long-term debt	Level 2	172,581	180,218	104,391	137,930
Subordinated debentures	Level 2	14,338	14,858	14,283	14,654

NOTE 20 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”):

	For the Three Months Ended March 31,
	2021		2020
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$12,456		$6,748
Less: Earnings allocated to Participating Securities	(40)		(10)
Shares outstanding		19,528,249		19,739,280
Impact of weighting shares		(52,435)		232,576
Used in basic EPS	12,416	19,475,814	6,738	19,971,856
Dilutive effect of outstanding
Stock options		337,027		294,472
Used in dilutive EPS	$12,416	19,812,841	$6,738	20,266,328

Basic earnings per common share	$0.64		$0.34
Diluted earnings per common share	0.63		0.33

Stock options for 51,000 shares and 263,500 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2021 and 2020, respectively because they were anti-dilutive.

NOTE 21 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	For the Three Months Ended March 31,
(dollars in thousands)	2021	2020
Non-interest income, in scope (1)
Fees and service charges on deposit accounts	$687	$451
Other fees (2)	135	149
Other income (3)	630	452
Total in-scope non-interest income	1,452	1,052
Non-interest income, not in scope (4)	4,442	3,563
Total non-interest income	$5,894	$4,615

(1)	There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606.

(2)	Other fees consists of wealth management fees, miscellaneous loan fees and postage/courier fees.

(3)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity and OREO income.

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

NOTE 22 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At March 31, 2021 and December 31, 2020, the balance of the investment for qualified affordable housing projects was $7.4 million and $7.6 million, respectively. This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified housing projects totaled $1.3 million and $1.6 million at March 31, 2021 and December 31, 2020, respectively. The Company expects to fulfill these commitments between 2021 and 2029.

For the three months ended March 31, 2021 and 2020, the Company recognized amortization expense of $259,000 and $247,000, respectively, which was included within income tax expense on the consolidated statements of income.

NOTE 23 - RECENT DEVELOPMENTS

On April 22, 2021, RBB Bancorp announced a cash dividend of $0.13 per share for the first quarter of 2021. The dividend is payable on May 14, 2021 to common shareholders of record as of May 7, 2021.

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

Although new loan origination began to rebound during the latter part of 2020, we believe economic impacts stemming from COVID-19 will continue to influence our loan originations in the near term, both in terms of a reduction in overall demand for new loans and our continued emphasis on prudent credit risk management, particularly within the context of the continued uncertainty surrounding the economic environment.

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

●

the effect of acquisitions we may make, including without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;

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

Our significant accounting policies are described in greater detail in our 2020 audited consolidated financial statements included in our 2020 Annual Report, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

RBB is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for the Bank and RAM. At March 31, 2021, RBB had total consolidated assets of $3.7 billion, gross consolidated loans of $2.8 billion HFI and HFS, total consolidated deposits of $2.8 billion and total consolidated stockholders' equity of $435.7 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides business banking services to the Chinese-American communities in Los Angeles County, Orange County, Ventura County (California), Brooklyn, Queens and Manhattan (New York City), Chinatown and Bridgeport (Chicago), Las Vegas (Clark County, Nevada) and in Edison, New Jersey, including remote deposit, E-banking, mobile banking, commercial and investor real estate loans, business loans and lines of credit, SBA 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts. RAM was formed to hold and manage problem assets acquired in business combinations.

RBB operates 22 full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, and Westlake Village (California), Brooklyn, Queens and Manhattan (New York City), Chinatown and Bridgeport (Chicago), Las Vegas (Nevada) and Edison, New Jersey. The Bank is a Community Development Financial Institution and as such is able to receive grants from the United States Treasury Department. Any grants we receive will be used to invest in low-to-moderate income areas in the communities we serve.

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

We have been and will continue to actively address client needs, including offering loan relief to all impacted clients. We have enrolled clients in the SBA Paycheck Protection Program (“PPP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – COVID-19 Impact on Loan Quality” for a discussion of the pandemic’s effect on the Company’s loan portfolio with certain information provided as of March 31, 2021.

Since mid-August, most of our employees located in our operations center are working alternating 14-day shifts in the office, unless they require working remotely from home. We implemented “social distancing” to space employees in work areas. Employees wear masks as a further precaution, and we are encouraging all staff to be vaccinated.

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

●

We have not currently experienced any run-off in deposits. We borrowed $150 million in 5-year fixed-rate FHLB advances to enhance our liquidity and obtain funding at an attractive interest rate. In addition, deposit customers are not as rate sensitive and we have lowered deposit rates significantly.  We raised an additional $120.0 million and redeemed $50.0 million in subordinated debentures in March 2021; and

●	We expect higher loan losses in the third and fourth quarters of 2021 after loan deferment agreements expire. See “COVID-19 Impact on Loan Quality” for further discussion.

The CARES Act, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019.  The CAA, signed into law on December 27, 2020, extends the applicable period to include modification to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency.  In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The Company is applying this guidance to qualifying loan modifications

OVERVIEW

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of RBB and its wholly owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our audited financial statements included in our 2020 Annual Report, and the unaudited consolidated financial statements and accompanying notes presented elsewhere in this Report.

For the first quarter of 2021, we reported net earnings of $12.5 million, compared with $6.7 million for the first quarter of 2020, for an increase of $5.8 million from the first quarter of 2020. Diluted earnings per share were $0.63 per share for the first quarter of 2021, compared to $0.33 for the same period last year.

At March 31, 2021, total assets were $3.7 billion, an increase of $314.2 million, or 9.4%, from total assets of $3.4 billion at December 31, 2020. Interest-earning assets were $3.4 billion as of March 31, 2021, an increase of $287.0 million, or 9.1%, compared with $3.2 billion at December 31, 2020. The increase in interest-earning assets was primarily due to a $220.7 million increase in interest income due from banks, a $70.2 million increase in investment securities and an $8.4 million increase in loans held for investment, partially offset by a $12.3 million decrease in mortgage loans held for sale.

At March 31, 2021, AFS investment securities totaled $281.6 million, inclusive of a pre-tax net unrealized loss of $212,000, compared to $210.9 million, inclusive of a pre-tax unrealized gain of $1.6 million at December 31, 2020. HTM investment securities totaled $6.7 million at March 31, 2021 and $7.2 million at December 31. 2020.

Total HFI loans and leases, net of deferred fees and discounts, increased $8.4 million or 0.3% to $2.72 billion at March 31, 2021, compared to $2.71 billion at December 31, 2020. The increase was primarily due to organic loan growth. Between March 31, 2021 and December 31, 2020, commercial real estate (“CRE”) loans increased by $59.5 million, construction and land development (“C&D”) loans increased by $23.0 million, and SBA loans increased by $13.5 million, which were partially offset by decreases in single-family residential (“SFR”) mortgage loans by $83.1 million, commercial and industrial ("C&I") loans by $4.1 million and other loans by $321,000.

HFS loans were $37.7 million at March 31, 2021, compared to $50.0 million at December 31, 2020.  The decrease was due to loan sales.

Noninterest-bearing deposits were $787.4 million at March 31, 2021, an increase of $170.2 million, or 27.6%, compared to $617.2 million at December 31, 2020. Interest-bearing deposits were $2.03 billion at March 31, 2021, an increase of $15.9 million, or 0.79%, compared to $2.02 billion at December 31, 2020. The increases were driven by normal business growth. At March 31, 2021, noninterest-bearing deposits were 27.9% of total deposits, compared to 23.4% at December 31, 2020.

Our average cost of total deposits was 0.55% for the quarter ended March 31, 2021, compared to 1.38% for the same period last year. The decrease is primarily due to an increase of $188.9 million in average demand deposits, and a decrease in the average rate paid on interest-bearing deposits to 0.73% from 1.72% due to the decline in market rates.

Borrowings, consisting of long-term and short-term FHLB advances, long-term debt and subordinated debt, increased to $336.9 million at March 31, 2021, compared to $268.7 million as of December 31, 2020, or an increase of $68.2 million.  This primarily was due to the subordinated debenture issuance in March 2021 of $120.0 million, partially offset by the redemption of $50 million in subordinated debentures that were issued in March 2016.  The $120.0 million of ten-year subordinated debentures have a fixed to floating rate, with a fixed rate of 4.00% through April 1, 2026 and a floating rate thereafter of three month SOFR plus 329 basis points and will mature by April 1, 2031. The $150.0 million in five-year FHLB advances have an average fixed rate of 1.18% and will mature by March 2025. The purpose of the advances was to enhance our liquidity in light of the COVID-19 pandemic at an attractive interest rate. As of March 31, 2021 and December 31, 2020, we had no short term advances from the FHLB.

The Company adopted ASU 2016-02, Leases, as of January 1, 2021.  As of March 31, 2021, the Company reported $25.5 million in right-of-use assets for operating leases, in addition to $26.2 million in lease liabilities.

The allowance for loan losses was $30.8 million at March 31, 2021, compared to $29.3 million at December 31, 2020. The allowance for loan losses increased by $1.5 million during the three-month period ending March 31, 2021. The increase was due to a $1.5 million loan loss provision, attributable to increases in non-performing loans and loans held-for-investment 30 to 89 days past due increasing to $10.7 million at March 31, 2021, as well as an increase in our general reserve qualitative factors as a result of economic conditions resulting from the COVID-19 pandemic. The allowance for loan losses to total HFI loans and leases outstanding was 1.13% and 1.08% as of March 31, 2021 and December 31, 2020, respectively.

Shareholders’ equity increased $7.2 million, or 1.7%, to $435.7 million during the three-month period ending March 31, 2021 due to $12.5 million of net income, $340,000 from the exercise of stock options and $287,000 from stock-based compensation, which was partially offset by $2.3 million of common stock dividends declared, $2.3 million from the repurchase of common stock and a $1.3 million decrease in net accumulated other comprehensive income. The decrease in accumulated other comprehensive income primarily resulted from decreases in unrealized gains on AFS securities.

Our capital ratios under the revised capital framework referred to as Basel III remain well capitalized. As of March 31, 2021, the Company’s Tier 1 leverage capital ratio was 11.30%, the common equity Tier 1 ratio was 14.53%, the Tier 1 risk-based capital ratio was 15.11%, and the total risk-based capital ratio was 23.27%. See “Analysis of Financial Condition -- Regulatory Capital Requirements” herein for a further discussion of our regulatory capital requirements.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended March 31,		Increase (Decrease)
	2021	2020	$ or #	%
	(Dollars in thousands, except per share amounts)
Interest income	$35,540	$34,028	$1,512	4.4%
Interest expense	6,055	10,435	(4,380)	(42.0)%
Net interest income	29,485	23,593	5,892	25.0%
Provision for loan losses	1,500	1,945	(445)	(22.9)%
Net interest income after provision for credit losses	27,985	21,648	6,337	29.3%
Noninterest income	5,894	4,615	1,279	27.7%
Noninterest expense	15,792	16,263	(471)	(2.9)%
Income before income taxes	18,087	10,000	8,087	80.9%
Income tax expense	5,631	3,252	2,379	73.2%
Net income	$12,456	$6,748	$5,708	84.6%
Share Data
Earnings per common share:
Basic	$0.64	$0.34	$0.30	88.2%
Diluted (1)	0.63	0.33	0.30	90.9%
Weighted average shares outstanding (1):
Basic	19,475,814	19,971,856	(496,042)	(2.5)%
Diluted	19,812,841	20,266,328	(453,487)	(2.2)%
Dividend payout ratio	18.75%	35.29%	(16.54)%	(46.9)%
Performance Ratios
Return on average assets	1.47%	0.90%	0.57%	63.3%
Return on average shareholders’ equity	11.64%	6.60%	5.04%	76.4%
Noninterest income to average assets, annualized	0.70%	0.61%	0.09%	14.8%
Noninterest expense to average assets, annualized	1.86%	2.16%	(0.30)%	(13.9)%
Efficiency ratio	44.64%	57.65%	(13.01)%	(22.6)%
Average equity to asset ratio	12.63%	13.56%	(0.93)%	(6.9)%
Return on average tangible common equity (2)	14.05%	8.13%	5.92%	72.8%
Tangible book value per share (2)	$18.51	$16.82	$1.69	10.1%

(1)

Basic earnings per share are calculated by dividing earnings to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing earnings by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options using the treasury stock method.

(2)	Tangible book value per share, and return on average tangible common equity are non-GAAP financial measures. See "Non-GAAP Financial Measures" for a reconciliation of these measures to their most comparable GAAP measures.

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2020 and 2021. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. For additional information see the sections on “Capital Resources and Liquidity Management” and Item 3. Quantitative and Qualitative Disclosures about Market Risk included in this Report.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2021 and 2020. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended March 31,
	2021			2020
(tax-equivalent basis, dollars in thousands)	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$215,230	$397	0.75%	$249,568	$931	1.50%
Securities (2)
Available for sale	239,768	571	0.97%	138,574	755	2.19%
Held to maturity	7,000	64	3.71%	8,016	74	3.71%
Mortgage loans held for sale	54,021	411	3.09%	78,063	981	5.05%
Loans held for investment: (3)
Real estate	2,307,431	29,521	5.19%	2,007,286	26,428	5.30%
Commercial (4)	384,442	4,584	4.84%	337,548	4,867	5.80%
Total loans held for investment	2,691,873	34,105	5.14%	2,344,834	31,295	5.37%
Total earning assets	3,207,892	$35,548	4.49%	2,819,055	$34,036	4.86%
Noninterest-earning assets	228,002			212,568
Total assets	$3,435,894			$3,031,623

Interest-bearing liabilities:
NOW	$64,592	$44	0.28%	$43,838	$42	0.39%
Money market	579,347	623	0.44%	432,005	1,146	1.07%
Saving deposits	131,151	31	0.10%	114,951	55	0.19%
Time deposits, less than $250,000	663,029	1,496	0.92%	737,755	3,376	1.84%
Time deposits, $250,000 and over	593,981	1,468	1.00%	620,884	3,710	2.40%
Total interest-bearing deposits	2,032,100	3,662	0.73%	1,949,433	8,329	1.72%
FHLB advances	150,000	435	1.18%	51,978	150	1.18%
Long-term debt	111,739	1,808	6.56%	104,083	1,748	6.75%
Subordinated debentures	14,302	150	4.25%	14,327	208	5.84%
Total interest-bearing liabilities	2,308,141	6,055	1.06%	2,119,821	10,435	1.98%
Noninterest-bearing liabilities
Noninterest-bearing deposits	653,674			485,555
Other noninterest-bearing liabilities	40,119			15,056
Total noninterest-bearing liabilities	693,793			500,611
Shareholders' equity	433,960			411,191
Total liabilities and shareholders equity	$3,435,894			$3,031,623
Net interest income / interest rate spreads		$29,493	3.43%		$23,601	2.88%
Net interest margin			3.73%			3.37%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

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

	Comparison of Three Months Ended
	March 31, 2021 and March 31, 2020
	Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$(115)	$(419)	$(534)
Securities (2)
Available for sale	1,814	(1,998)	(184)
Held to maturity	(10)	0	(10)
Mortgage loans held for sale	(252)	(318)	(570)
Loans held for investment: (3)
Real estate	6,594	(3,501)	3,093
Commercial	2,828	(3,111)	(283)
Total loans held for investment	9,422	(6,612)	2,810
Total earning assets	$10,859	$(9,347)	$1,512

Interest-bearing liabilities
NOW	$62	$(60)	$2
Money market	1,805	(2,328)	(523)
Saving deposits	42	(66)	(24)
Time deposits, less than $250,000	(317)	(1,563)	(1,880)
Time deposits, $250,000 and over	(155)	(2,087)	(2,242)
Total interest-bearing deposits	1,437	(6,104)	(4,667)
FHLB advances	285	0	285
Long-term debt	330	(270)	60
Subordinated debentures	0	(58)	(58)
Total interest-bearing liabilities	2,052	(6,432)	(4,380)
Changes in net interest income	$8,807	$(2,915)	$5,892

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

Results of Operations—Comparison of Results of Operations for the Three Months Ended March 31, 2021 and 2020

The following discussion of our results of operations compares the three months ended March 31, 2021 and the three months ended March 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

Net Interest Income/Average Balance Sheet. In the first quarter of 2021, we generated $29.5 million of taxable-equivalent net interest income, which was an increase of $5.9 million, or 25.0%, from the $23.6 million of taxable-equivalent net interest income we earned in the first quarter of 2020. The increase in net interest income was primarily due to a $388.8 million increase in average earning assets, a 92 basis point decrease in the average rate paid on interest-bearing liabilities and a $168.1 million increase in average non-interest earning deposits, partially offset by a 37 basis point decrease in the average yield on interest-earning assets. The increase in average interest-earning assets reflected increases in average investment securities and HFI loan average balances.

Our average interest bearing deposit balances increased by $82.7 million, primarily as a result of organic growth. The decrease in interest expense was primarily due to a 92 basis point decrease in the average rate paid on interest-bearing liabilities, and a $168.1 million increase in average non-interest bearing demand deposits. For the three months ended March 31, 2021 and 2020, our net interest margin was 3.73% and 3.37%, respectively.  Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the three months ended March 31, 2021 and 2020, excluding accretion income, would have been 3.67% and 3.27%, respectively.

Total tax-equivalent interest income was $35.5 million for the first quarter of 2021 compared to $34.0 million for the first quarter of 2020. The $1.5 million or 4.4%, increase in total interest income was primarily due to a $388.8 million increase in average earning assets, partially offset by a 37 basis point decrease in the yield on average earning assets.

Interest and fees on HFI and HFS loans for the first quarter of 2021 was $34.5 million compared to $32.3 million for the first quarter of 2020. The $2.2 million, or 6.9%, increase was primarily due to a $323.0 million, or 13.3%, increase in the average balance of total loans outstanding, partially offset by a 26 basis point decrease in the average yield on loans, reflecting the decline in market interest rates.  The increase in the average loan balance was primarily due to organic loan growth. Purchased loan discount accretion income totaled $481,000 in the first quarter of 2021 compared to $889,000 in the first quarter of 2020. The average yield on loans benefits from discount accretion on our purchased loan portfolio. For the three months ended March 31, 2021 and 2020, the yield on total HFI and HFS loans was 5.10% and 5.36%, respectively, while the yield on total loans excluding accretion income would have been 5.03% and 5.21%, respectively.  Due to payoffs of acquired loans, we expect accretion income to decline through the remainder of 2021.

	As of and For the Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
Beginning balance of discount on purchased loans	$2,872	$5,068
Additions due to acquisitions:
Commercial and industrial	—	35
Construction and land development	—	10
Commercial real estate	—	145
Single family residential mortgages	—	696
Total additions	$—	$886
Accretion:
Commercial and industrial	(5)	(1)
SBA	3	8
Construction and land development	1	1
Commercial real estate	159	429
Single family residential mortgages	323	452
Total accretion	$481	$889
Ending balance of discount on purchased loans	$2,391	$5,065

Interest income on our securities portfolio (taxable equivalent) decreased $194,000, or 23.4%, to $635,000 in the first quarter of 2021 compared to $829,000 in the first quarter of 2020. This decrease is primarily attributable to a 123 basis point decrease in the yield on average securities, partially offset by a $100.2 million, or 68.3%, increase in the average balance, in the first quarter of 2021 as compared to the first quarter of 2020. Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the Company’s consolidated statements of income has not been grossed-up.

Interest income on interest earning deposits, dividend income on FHLB stock, federal funds sold, cash equivalents and other investments decreased to $397,000 for the three months ended March 31, 2021 compared to $931,000 for the three months ended March 31, 2020. This decrease was primarily due to a 75 basis point decrease in the average yield between the two periods and a $34.3 million decrease in the average balance of short-term cash investments.

Interest expense on interest-bearing liabilities decreased by $4.4 million, or 42.0%, to $6.1 million for the first quarter of 2021 as compared to $10.4 million in the first quarter of 2020 due to decreases in interest rates on both deposits and borrowings, partially offset by increases in most interest-bearing balances and an $168.1 million increase in average non-interest bearing deposits.

Interest expense on deposits decreased to $3.7 million for the first quarter of 2021 as compared to $8.3 million for the first quarter of 2020. The $4.7 million, or 56.0%, decrease in interest expense on deposits was primarily due to a 99 basis point decrease in the average rate paid on interest-bearing deposits, plus a $101.6 million decrease in average time deposits, partially offset by $168.3 million increase in average NOW, money market and saving deposits. Deposits increased due to organic deposit growth. The average balance of interest-bearing deposits increased $82.7 million, or 4.2%, from $1.9 billion in the first quarter of 2020 compared to $2.0 billion in the first quarter of 2021.  Average brokered certificates of deposit were $17.4 million in the first quarter of 2021 and $66.4 million in the first quarter of 2020. Average non-interest bearing deposits increased to $653.7 million, or 34.6%, from $485.6 million in the first quarter of 2020. The 99 basis point decrease in the average rate paid on interest-bearing deposits was primarily due to lower market interest rates.

Interest expense on FHLB advances increased $285,000 from $150,000 in the first quarter of 2020 to $435,000 in the first quarter of 2021. The average balance increased from $52.0 million to $150.0 million between the two quarters. The $150.0 million in FHLB advances at March 31, 2021 were fixed-rate FHLB advances with an average rate of 1.18% maturing in the first quarter of 2025. The purpose of these borrowings was to obtain funding in order to enhance liquidity in light of the COVID-19 pandemic and obtain funding at an attractive interest rate. The Company had no outstanding overnight FHLB advances as of March 31, 2021, which are used for general liquidity needs.  The FHLB advances at March 31, 2020 were overnight advances.

Interest expense on long-term debt and subordinated debentures increased slightly by $2,000 to $2.0 million in the first quarter of 2021 from the first quarter of 2020. The increase in interest expense on long-term debt and subordinated debentures was due to the issuance of $120.0 million of subordinated debentures at 4.0%, on March 23, 2021, of which $50.0 million was used to redeem the 2016 issuance of subordinated debentures. The average long-term debt and subordinated debentures increased to $126.0 million in the first quarter of 2021, compared to $118.4 million in the first quarter of 2020.  The average rate on long-term debt and subordinated debentures was 6.30% in the first quarter of 2021 compared to 6.64% in the first quarter of 2020.

Provision for Loan Losses. The $445,000 decrease in the provision for loan losses, to $1.5 million in the first quarter of 2021 compared to $1.9 million in the first quarter of 2020, was primarily attributable a decrease in 30-89 day past due loans and a decrease in non-performing loans. There were $42,000 in net loan charge-offs in the first quarter of 2021, as compared to $631,000 in net loan charge-offs in the first quarter of 2020.

Noninterest Income. Noninterest income increased $1.3 million, or 27.7%, to $5.9 million for the first quarter of 2021, compared to $4.6 million in the same quarter in the prior year. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,		Increase (decrease)
(dollars in thousands)	2021	2020	$	%
Noninterest income:
Service charges, fees and other	$1,410	$1,079	$331	30.7%
Gain on sale of loans	3,841	2,711	1,130	41.7%
Loan servicing fee, net of amortization	246	592	(346)	(58.4)%
Recoveries on loans acquired in business combinations	5	42	(37)	(88.1)%
Unrealized loss on equity investments	(20)	—	(20)	100.0%
Gain on Derivatives	225	—	225	100.0%
Increase in cash surrender of life insurance	187	191	(4)	(2.1)%
Total noninterest income	$5,894	$4,615	$1,279	27.7%

Service charges, fees and other income. Service charges, fees and other income totaled $1.4 million in the first quarter of 2021, compared to $1.1 million in the first quarter of 2020. The $331,000 increase was in part due to an $11,000 increase in safe deposit box rent fees, a $157,000 increase in wire transfer fees, and a $285,000 increase in analysis charges.

Gain on sale of loans. Gains on sale of loans are comprised primarily of gains on sale of SFR mortgage loans and SBA loans. Gains on sale of loans totaled $3.8 million in the first quarter of 2021, compared to $2.7 million in the first quarter of 2020. The increase was primarily caused by an increase of $31.9 million in loan sale volume, primarily due to an increase in FNMA loan sales.

The following table presents information on loans sold and gains on loans sold for the three ended March 31, 2021 and 2020.

	For the Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2021	2020	$	%
Loans sold:
SBA	$3,540	$1,249	$2,291	183.4%
Single family residential mortgage	130,088	100,464	29,624	29.5%
	$133,628	$101,713	$31,915	31.4%
Gain on loans sold:
SBA	$355	$89	$266	298.9%
Single family residential mortgage	3,486	2,622	864	33.0%
	$3,841	$2,711	$1,130	41.7%

Loan servicing income, net of amortization. Our loan servicing income, net of amortization, decreased by $346,000 to $246,000 for the three months ended March 31, 2021 compared to net servicing income of $592,000 for the three months ended March 31, 2020. Loan servicing income, net of amortization decreased due to a lower amount of SFR loans serviced, and loan payoffs.  Lower serviced loan prepayments contributed to the higher SBA loan servicing income in the first quarter of 2021. The following table presents information on loans servicing income for the three ended March 31, 2021 and 2020.

(dollars in thousands)	For the Three Months Ended March 31,		Increase (Decrease)
For the period	2021	2020	$	%
Loan servicing income, net of amortization:
Single family residential loans serviced	$10	$537	$(527)	(98.1)%
SBA loans serviced	236	55	181	329.1%
Total	$246	$592	$(346)	(58.4)%

We are servicing SFR mortgage loans for other financial institutions and FNMA, and we are servicing SBA and CRE loans as of March 31, 2021. The decline in the respective servicing portfolios reflects prepayment of loans and sales of loans from 2020 through the first quarter of 2021.

The following table shows loans serviced for others as of March 31, 2021 and 2020:

	March 31,		Increase (Decrease)
(dollars in thousands)	2021	2020	$	%
As of period-end
Single family residential loans serviced	$1,526,285	$1,673,304	$(147,019)	(8.8)%
SBA loans serviced	154,064	156,750	(2,686)	(1.7)%
Commercial real estate loans serviced	4,126	4,199	(73)	(1.7)%
Total	$1,684,475	$1,834,253	$(149,778)	(8.2)%

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations was $5,000 in the quarter ended March 31, 2021, compared to $42,000 in the comparable quarter of 2020.

Unrealized gain (loss) on equity securities.  There was $20,000 in unrealized loss on equity securities for the first quarter of 2021 and none in 2020 per the guidance of ASU 2016-01.

Gain on Derivatives.  The $225,000 gain on derivatives in the first quarter was due to the amount of loans that were committed to be delivered to FNMA at quarter-end.

Cash surrender value of life insurance. The income from the cash surrender value of life insurance decreased $4,000 in the quarter ended March 31, 2021 compared to the same quarter in 2020.

Noninterest expense. Noninterest expense decreased $471,000, or 2.9%, to $15.8 million in the first quarter of 2021 compared to $16.3 million in the first quarter of 2020. The following table sets forth major components of our noninterest expense for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,		Increase (decrease)
(dollars in thousands)	2021	2020	$	%
Noninterest expense:
Salaries and employee benefits	$9,242	$9,505	$(263)	(2.8)%
Occupancy and equipment expenses	2,242	2,404	(162)	(6.7)%
Data processing	1,440	1,142	298	26.1%
Legal and professional	805	604	201	33.3%
Office expenses	255	323	(68)	(21.1)%
Marketing and business promotion	184	214	(30)	(14.0)%
Insurance and regulatory assessments	348	177	171	96.6%
Amortization of core deposit intangible	301	357	(56)	(15.7)%
OREO expenses	5	14	(9)	(64.3)%
Merger expenses	42	403	(361)	(89.6)%
Other expenses	928	1,120	(192)	(17.1)%
Total noninterest expense	$15,792	$16,263	$(471)	(2.9)%

Salaries and employee benefits expense. Salaries and employee benefits expense decreased $263,000, or 2.8%, to $9.2 million for the first quarter of 2021 compared to $9.5 million for the first quarter of 2020 due to fully integrating PGBH in the first and second quarters of 2020.  The number of full-time equivalent employees was 366 at March 31, 2021 compared to 382 at March 31, 2020. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory.  On a periodic basis, the human resources department will advise senior management of the following human capital management metrics:  (1) open positions, (2) overtime expense, (3) staff turnover, and (4) employee headcount.

Occupancy and equipment expense. Occupancy and equipment expense decreased $162,000, or 6.7%, to $2.2 million for the first quarter of 2021 compared to $2.4 million for the first quarter of 2020 due to branch closures that contributed to rent decreases.

Data processing expense. Data processing expense increased $298,000, or 26.1%, to $1.4 million for the first quarter of 2021, compared to $1.1 million for the first quarter of 2020 due to the establishment of reserves for ongoing IT projects. Effective June 2019, the Company renegotiated its data processing master agreement with the vendor, under which the Company is allowed to offset future monthly data processing expenses up to approximately $2.2 million through January 2026. As of March 31, 2021, $1.5 million of this benefit remained for future use.

Legal and professional expense. Legal and professional expense increased $201,000 to $805,000 in the three months ended March 31, 2021 compared to $604,000 for the three months ended March 31, 2020. This increase was primarily due to normal business activity.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and were $255,000 for the three months ended March 31, 2021 compared to $323,000 for the three months ended March 31, 2020. This decrease primarily resulted from normal business activity.

Marketing and business promotion expenses. Marketing and business promotion expense decreased by $30,000, or 14.0%, to $184,000 in the first quarter of 2021, compared to $214,000 for the first quarter of 2020. The decrease was primarily due to less travel in the first quarter of 2021.

Insurance and regulatory expenses. Insurance and regulatory assessments increased $171,000, or 96.6%, to $348,000 in the first quarter of 2021. The increase is due to a FDIC small bank assessment credit of $179,000 received in the first quarter of 2020.

Amortization of core deposit intangible expense. Amortization of the core deposit intangible was $301,000 in the first quarter of 2021, compared to $357,000 in the same period of 2020.

Merger expenses. Merger expense was $42,000 in the first quarter of 2021 compared to $403,000 in the same period of 2020, following the completion of the PGBH acquisition in the first quarter of 2020.

Other Expenses. Other expenses decreased $192,000, or 17.1%, to $928,000 for the first quarter of 2021, compared to $1.1 million in the first quarter of 2020.  There was a recovery in the provision for unfunded commitments of $63,000 in the first quarter of 2021 compared to a charge of $153,000 in the first quarter of 2020.

Income Tax Expense. During the three months ended March 31, 2021 and 2020, the Company recorded an income tax provision of $5.6 million and $3.3 million, respectively, reflecting an effective tax rate of 31.1% and 32.5% for the three months ended March 31, 2021 and 2020, respectively. The Company recognized tax benefit from stock option exercises of $56,000 for the three months ended March 31, 2021 and $28,000 for the same period in 2020.

Net Income. Net income after tax amounted to $12.5 million for the first quarter 2021, a $5.7 million increase, or an 84.6% increase from $6.7 million in the first quarter of 2020. For the first quarter of 2021 as compared to the first quarter of 2020, net interest income before the provision for loan losses increased by $5.9 million, the provision for loan losses decreased by $445,000, non-interest income increased by $1.3 million, non-interest expense decreased by $471,000, and income tax expense increased by $2.4 million.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets were $3.7 billion as of March 31, 2021 and $3.4 billion as of December 31, 2020. Cash and cash equivalents increased by $225.3 million, investment securities increased by $70.2 million, net HFI loans increased by $7.0 million and the Company recorded $25.5 million in right-of-use assets for operating leases per the adoption of ASU 2016-02, which were partially offset by decrease of $12.3 million in HFS loans.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at March 31, 2021 and December 31, 2020. The book value for debt securities classified as available for sale is reflected at fair market value and the book value for securities classified as held to maturity is reflected at amortized cost.

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value
Government agency securities	$1,108	0.4%	$1,294	0.6%
SBA agency securities	4,155	1.4%	4,394	2.0%
Mortgage-backed securities - Government sponsored agencies	30,492	10.6%	17,677	8.1%
Collateralized mortgage obligations	88,326	30.6%	48,874	22.4%
Commercial paper	119,194	41.4%	102,448	47.0%
Corporate debt securities (1)	36,743	12.7%	34,563	15.9%
Municipal securities	1,564	0.5%	1,617	0.7%
Total securities, available for sale, at fair value	$281,582	97.6%	$210,867	96.7%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$1,907	0.7%	$2,407	1.1%
Tax-exempt municipal securities	4,761	1.7%	4,767	2.2%
Total securities, held to maturity, at amortized cost	6,668	2.4%	7,174	3.3%
Total securities	$288,250	100.0%	$218,041	100.0%

(1)	Comprised of corporate note securities, commercial paper and financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM for the periods presented.

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2021	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,088	$20	$—	$1,108
SBA agency securities	4,017	138	—	4,155
Mortgage-backed securities- Government sponsored agencies	30,651	166	(325)	30,492
Collateralized mortgage obligations	88,552	244	(470)	88,326
Commercial paper	119,210	—	(16)	119,194
Corporate debt securities	36,657	512	(426)	36,743
Municipal securities	1,619	—	(55)	1,564
	$281,794	$1,080	$(1,292)	$281,582
Held to maturity
Municipal taxable securities	$1,907	$116	$—	$2,023
Municipal securities	4,761	236	—	4,997
	$6,668	$352	$—	$7,020
December 31, 2020
Available for sale
Government agency securities	$1,257	$37	$—	$1,294
SBA securities	4,125	269	—	4,394
Mortgage-backed securities- Government sponsored agencies	17,415	270	(8)	17,677
Collateralized mortgage obligations	48,476	491	(93)	48,874
Commercial paper	102,462	—	(14)	102,448
Corporate debt securities	33,907	662	(6)	34,563
Municipal securities	1,621	2	(6)	1,617
	$209,263	$1,731	$(127)	$210,867
Held to maturity
Municipal taxable securities	$2,407	$139	$—	$2,546
Municipal securities	4,767	290	—	5,057
	$7,174	$429	$—	$7,603

The weighted-average book yield on the total investment portfolio at March 31, 2021 was 0.97% with a weighted-average life of 3.5 years. This compares to a weighted-average yield of 1.35% with a weighted-average life of 3.3 years at December 31, 2020. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows the Company’s investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the Notes to the 2020 consolidated financial statements included in our 2020 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
March 31, 2021	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
Mortgage-backed securities- Government sponsored agencies	$(325)	$25,969	6	$—	$—	—	$(325)	$25,969	6
Collateralized mortgage obligations	(470)	61,326	14	—	—	—	(470)	61,326	14
Commercial paper	(16)	104,197	14				(16)	104,197	14
Corporate debt securities	(426)	8,329	8	—	—	—	(426)	8,329	8
Municipal securities	(55)	1,564	3	—	—	—	(55)	1,564	3
Total available for sale	$(1,292)	$201,385	45	$—	$—	—	$(1,292)	$201,385	45

December 31, 2020
Mortgage-backed securities- Government sponsored agencies	$(8)	$12,982	3	$—	$—	—	$(8)	$12,982	3
Collateralized mortgage obligations	(93)	28,521	6	—	—	—	(93)	28,521	6
Commercial paper	(14)	16,982	4	—	—	—	(14)	16,982	4
Corporate debt securities	(6)	994	2	—	—	—	(6)	994	2
Municipal securities	(6)	1,092	2	—	—	—	(6)	1,092	2
Total available for sale	$(127)	$60,571	17	$—	$—	—	$(127)	$60,571	17

The Company did not record any charges for other-than-temporary impairment losses for the three months ended March 31, 2021 and 2020.

Loans

At March 31, 2021, total loans held for investment, net of allowance for loan losses, totaled $2.7 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at March 31, 2021 and December 31, 2020:

	As of March 31, 2021		As of December 31, 2020
(dollars in thousands)	$	Mix %	$	Mix %
Loans:(1)
Commercial and industrial	$286,016	10.5%	$290,139	10.7%
SBA	111,330	4.1%	97,821	3.6%
Construction and land development	209,727	7.7%	186,723	6.9%
Commercial real estate (2)	1,063,104	39.2%	1,003,637	37.1%
Single-family residential mortgages	1,041,260	38.3%	1,124,357	41.5%
Other loans	3,768	0.1%	4,089	0.2%
Total loans	2,715,205	100%	2,706,766	100%
Allowance for loan losses	(30,795)		(29,337)
Total loans, net	$2,684,410		$2,677,429

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm & non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.

Total HFI loans increased $8.4 million, or 0.31%, to $2.7 billion at March 31, 2021 compared to $2.7 billion at December 31, 2020. The total loan portfolio increased primarily in SBA, commercial real estate, and construction and land development loans, partially offset by decreases in commercial and industrial, single-family residential mortgages and other loans.

Commercial and industrial loans. We provide a mix of variable and fixed rate commercial and industrial loans. The loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and for international trade financing. Commercial and industrial loans include lines of credit with a maturity of one year or less, commercial and industrial term loans with maturities of five years or less, shared national credits with maturities of five years or less, mortgage warehouse lines with a maturity of one year or less, purchased receivables with a maturity of two months or less and international trade discounts with a maturity of three months or less. Substantially all of our commercial and industrial loans are collateralized by business assets or by real estate.

Commercial and industrial loans decreased $4.1 million, or 1.4%, to $286.0 million as of March 31, 2021 compared to $290.1 million at December 31, 2020 due to normal loan activity.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR mortgage loans originated for a business purpose. The interest rate for the majority of these loans are prime-based and have a maturity of five years or less except for the SFR mortgage loans originated for a business purpose which may have a maturity of one year. Our policy maximum loan-to-value (“LTV”) ratio is 75% for commercial real estate loans; however, we temporally lowered the applicable LTV to 70% to be conservative in regards to real estate valuations. The total commercial real estate portfolio increased $59.5 million, or 5.9%, to $1.1 billion at March 31, 2021, compared to $1.0 billion at December 31, 2020. The multi-family residential loan portfolio was $360.1 million as of March 31, 2021 and $346.6 million as of December 31, 2020. The SFR mortgage loan portfolio originated for a business purpose totaled $35.0 million as of March 31, 2021 and $24.0 million as of December 31, 2020.

Construction and land development loans. Construction and land development loans increased $23.0 million, or 12.3%, to $209.7 million at March 31, 2021 as compared to $186.7 million at December 31, 2020, as originations exceeded loan repayments. The following table shows the categories of our construction and land development portfolio as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021		As of December 31, 2020		Increase (Decrease)
(dollars in thousands)	$	Mix %	$	Mix %	$	%
Residential construction	$138,500	66.0%	$124,255	66.5%	$14,245	11.5%
Commercial construction	54,578	26.0%	45,540	24.4%	9,038	19.8%
Land development	16,649	8.0%	16,928	9.1%	(279)	(1.6)%
Total construction and land development loans	$209,727	100.0%	$186,723	100.0%	$23,004	12.3%

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

SBA loans increased $13.5 million, or 13.8%, to $111.3 million at March 31, 2021 compared to $97.8 million at December 31, 2020. $21.5 million in SBA loans originated during the first quarter of 2021 were through the SBA's PPP loan program which were partially offset by $3.5 million in sales and $4.5 million in payoffs and paydowns.

SFR Loans. We originate both qualified and non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. As of March 31, 2021, we had $1.0 billion of SFR real estate loans, representing 38.3% of our HFI loan portfolio, excluding available for sale SFR loans.

Our non-qualified SFR loan product is a seven-year hybrid adjustable mortgage which re-prices at seven years to the one-year Constant Maturity Treasury rate plus 2.50%. The start rate for the seven-year hybrid in the Eastern region is 4.00% plus 1% in points. In the Western region we offer a seven-year hybrid and the start rate is 4.00%.

As of March 31, 2021, the weighted-average loan-to-value of the portfolio was 56.4%, the weighted average FICO score was 756 and the average duration of the portfolio was 2.67 years.  We also offer qualified SFR mortgage loans as a correspondent to a national financial institution.

We originate these non-qualified SFR mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationship with us. We sell many of these non-qualified SFR mortgage loans to other Asian-American banks, FNMA and other investors.

Except for SFR loans sold to FNMA or in connection with a securitization, the loans are sold with no representation or warranties and with a replacement feature for the first 90-days if the loan pays off early. As a condition of the sale, the buyer must have the loans audited for underwriting and compliance standards.  We originate qualified mortgages and sell them directly to FNMA. These loans are underwritten under FNMA guidelines and sold with the normal FNMA conditions. In addition, we may sell some of our non-qualified SFR mortgage loans to FNMA in a bulk sale with limited recourse to us.

SFR mortgage real estate loans (which include $4.9 million of home equity loans) decreased $83.1 million, or 7.4%, to $1.0 billion as of March 31, 2021 as compared to $1.1 billion as of December 31, 2020. In addition, loans held for sale decreased $12.3 million, or 24.6% to $37.7 million as of March 31, 2021 compared to $50.0 million December 31, 2020. The decrease in loans held for sale is primarily due to loan sales during the first quarter of 2021.

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

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by category:

	As of March 31, 2021		As of December 31, 2020
(dollars in thousands)	$	% (1)	$	% (1)
Loans:
Commercial and industrial	$3,743	1.31%	$3,690	1.27%
SBA	1,038	0.93%	927	0.95%
Construction and land development	2,878	1.37%	2,473	1.32%
Commercial real estate (2)	14,975	1.41%	13,718	1.37%
Single family residential mortgages	8,081	0.78%	8,486	0.75%
Other	46	1.22%	43	1.05%
Unallocated	34	0.00%	—	—
Allowance for loan losses	$30,795	1.13%	$29,337	1.08%

(1)	% of allowance to total loans in the respective category
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $4.3 million at March 31, 2021 and $4.8 million at December 31, 2020.

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

Credit-discount on loans purchased through bank acquisitions. Purchased loans are recorded at market value in two categories, credit discount, and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of March 31, 2021 and December 31, 2020. We have recorded additional reserves of $1.9 million due to the credit discounts on acquired loans being less than the analysis for loan losses on those acquisitions as of March 31, 2021.

	As of March 31,	As of December 31,
(dollars in thousands)	2021	2020
Commercial and industrial	$48	$53
SBA	35	36
Construction and land development	4	6
Commercial real estate	902	1,029
Single-family residential mortgages	3,339	3,653
Total credit discount on purchased loans	$4,328	$4,777
Total remaining balance of purchased loans through acquisition	$530,919	$583,605
Credit-discount to remaining balance of purchased loans	0.82%	0.82%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs (recoveries) to average loans were 0.01% and 0.11% for the three-months, ended March 31, 2021 and 2020, respectively.

The allowance for loan losses was $30.8 million at March 31, 2021 compared to $29.3 million at December 31, 2020. The $1.5 million increase was due to a $1.5 million loan loss provision primarily attributable to the higher loan balances, a $1.4 million increase in 30-89 day past due loans, and a $357,000 increase in non-performing loans.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
(dollars in thousands)	2021	2020
Balance, beginning of period	$29,337	$18,816
Charge-offs:
SBA	—	(631)
Other	(42)	—
Total charge-offs	(42)	(631)
Total recoveries	—	—
Net (charge-offs)/recoveries	(42)	(631)
Provision for loan losses	1,500	1,945
Balance, end of period	$30,795	$20,130
Total HFI loans at end of period	2,715,205	$2,399,982
Average HFI loans	2,691,873	2,344,834
Net charge-offs to average HFI loans	0.01%	0.11%
Allowance for loan losses to total loans	1.13%	0.84%
Credit discount on loans purchased through acquisitions	$4,328	$6,398

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

Pursuant to recent regulatory guidance, we have elected under the CARES Act to not apply GAAP requirements to loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, and have suspended the determination of loan modifications related to the pandemic from being treated as TDRs. Modifications include the following: (1) forbearance agreements, (2) interest-rate modifications, (3) repayment plans, and (4) any other similar arrangements that defer or delay payments of principal or interest. The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur beginning on March 1, 2020, until the earlier of the following dates: (1) 60 days after the date on which the national emergency related to the COVlD-19 pandemic outbreak is terminated, or (2) January 1, 2022.  The suspension of TDR accounting and reporting guidance may not be applied to any loan of a borrower that is not related to the COVID-19 pandemic.

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

	As of March 31,	As of December 31,
(dollars in thousands)	2021	2020
Accruing troubled debt restructured loans:
Commercial and industrial	$486	$502
SBA	30	34
Commercial real estate	1,417	1,434
Total accruing troubled debt restructured loans	1,933	1,970
Non-accrual loans:
Commercial and industrial	90	580
Commercial and industrial - TDR	1,069	1,081
SBA	6,807	6,828
Construction and land development	173	173
Commercial real estate	1,190	1,193
Single-family residential mortgages	8,649	7,714
Other	—	15
Total non-accrual loans	17,978	17,584
Total non-performing loans	19,911	19,554
OREO	293	293
Nonperforming assets	$20,204	$19,847
Nonperforming loans to total loans	0.73%	0.72%
Nonperforming assets to total assets	0.55%	0.59%

The $357,000 increase in nonperforming loans at March 31, 2021 was primarily due to the additions to non-accrual loans of four SFR mortgage loans totaling $2.9 million, partially offset by three SFR loans removed from non-accrual status in the amount of $1.8 million, payoffs of $537,000, and paydowns of $221,000 during the first quarter of 2021.

Our 30-89 day delinquent loans, excluding nonaccrual loans, increased to $10.7 million as of March 31, 2021 from $8.9 million as of December 31, 2020, excluding impaired loans. The increase in past due loans (which consist primarily of SFR mortgages) was due to the economic impact of the COVID-19 pandemic.

We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2021 and 2020, while the loans were in nonaccrual status. We recognized interest income on loans modified under TDRs of $40,000 and $37,000 during the three months ended March 31, 2021 and 2020, respectively.

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

COVID-19 Impact on Loan Quality

We increased SBA lending during the first quarter of 2021 as many of the Bank’s customers sought to participate in the SBA’s PPP Program. As of March 31, 2021, the Company has processed approximately 285 PPP loans with the SBA in the total amount of approximately $42.9 million or 1.56% of the Company’s total HFI loan portfolio. In addition to actively participating in the PPP loan program, we are making available to our SBA customers the SBA six-month payment guarantee program.

As of March 31, 2021, borrowers representing approximately 14 SFR mortgage loans totaling $7.6 million, or 0.3% of the Company’s total HFI loan portfolio, and 7 commercial borrowers representing $10.1 million, or 0.4% of the Company’s HFI loan portfolio, have requested some form of payment deferral. The majority of our non-single-family residential loan portfolio customer requests is to defer payment for three months.

Cash and Cash Equivalents. Cash and cash equivalents increased $225.3 million, or 115.7%, to $419.9 million as of March 31, 2021 as compared to $194.7 million at December 31, 2020. This increase was primarily due to $109.2 million in cash from operating activities, $250.1 million in cash from financing activities, partially offset by $134.0 million used in investing activities.

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

Goodwill and Other Intangible Assets. Goodwill was $69.2 million at both March 31, 2021 and December 31, 2020. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consist of CDI, were $4.9 million and $5.2 million at March 31, 2021 and December 31, 2020, respectively. The CDI assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of eight to ten years.

Liabilities. Total liabilities increased by $307.0 million to $3.2 billion at March 31, 2021 from $2.9 billion at December 31, 2020, primarily due to $186.2 million in deposit growth and long-term debt issuance (net of redemptions) of $68.1 million  in March 2021.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to make large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of March 31, 2021, the Bank considers $2.3 billion or 83% of our deposits as core relationships.

As of March 31, 2021, our top ten deposit relationships totaled $480.4 million, of which four are related to directors and shareholders of the Company for a total of $69.9 million, or 14.6% of our top ten deposit relationships. As of March 31, 2021, our directors and shareholders with deposits over $250,000 totaled $78.6 million or 4.3% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2021 and year ended December 31, 2020:

	For the Three Months Ended		For the Year Ended
	March 31, 2021		December 31, 2020
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$653,674	—	$564,111	—
Interest-bearing:
NOW	64,592	0.28%	55,794	0.36%
Savings	131,151	0.10%	123,568	0.12%
Money market	579,347	0.44%	449,111	0.71%
Time, less than $250,000	663,029	0.92%	715,181	1.60%
Time, $250,000 and over	593,981	1.00%	597,262	1.71%
Total interest-bearing	2,032,100	0.73%	1,940,916	1.30%
Total deposits	$2,685,774	0.55%	$2,505,027	1.01%

The following table sets forth the maturity of time deposits of $250,000 or more and wholesale deposits as of March 31, 2021:

	Maturity Within:
(dollars in thousands)	Three Months	After Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$147,956	$218,448	$227,371	$12,902	$606,677
Wholesale deposits (1)	9,557	12,743	24,845	10,470	57,615
Time, brokered	—	14,986	2,395	—	17,381
Total	$157,513	$246,177	$254,611	$23,372	$681,673

(1)	Wholesale deposits are defined as time deposits originated through via internet rate line and/or through other deposit originators.

We acquire wholesale time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits was $57.6 million as of March 31, 2021 and $93.7 million as of December 31, 2020. The Bank had $17.4 million in brokered deposits at March 31, 2021 and $17.4 million as of December 31, 2020. The brokered deposits were acquired to support our loan growth.

Total deposits increased $186.2 million to $2.8 billion at March 31, 2021 as compared to $2.6 billion at December 31, 2020. As of March 31, 2021, total deposits were comprised of 27.9% noninterest-bearing demand accounts, 28.1% of interest-bearing non-maturity accounts and 44.0% of time deposits.

As of March 31, 2021, $174,000 in deposit overdrafts were reclassified as other loans. As of December 31, 2020, the amount was $131,000.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. We had no FHLB short-term advances at March 31, 2021, and none at December 31, 2020. We had $150.0 million in FHLB long-term advances at March 31, 2021 and at December 31, 2020. The term is five years, maturing by March 2025. The average fixed interest rate is 1.18%. The Company secured this funding in case it experienced a liquidity issue caused by the COVID-19 pandemic and to obtain an attractive interest rate. The following table sets forth information on our total FHLB advances during the periods presented:

	As of and for the Three Months Ended
	March 31,
(dollars in thousands)	2021	2020
Outstanding at period-end	$150,000	$150,000
Average amount outstanding	150,000	51,978
Maximum amount outstanding at any month-end	150,000	150,000
Weighted average interest rate:
During period	1.18%	1.18%
End of period	1.18%	1.18%

Long-term Debt.  In March 2016, the Company issued $50 million of 6.5% fixed to floating rate subordinated debentures, due March 31, 2026. The interest rate is fixed through March 31, 2021 and floats at three month LIBOR plus 516 basis points thereafter. The Company redeemed these subordinated debentures on March 31, 2021.  The redemption price for the subordinated debentures was equal to 100% of principal amount of the Notes redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date of March 31, 2021.

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

In March 2021, the Company issued $120 million of 4.00% fixed to floating rate subordinated debentures, due April 1, 2031. The interest rate is fixed through July 1, 2026 and floats at 3 month SOFR plus 329 basis points thereafter. The Company can redeem these subordinated debentures beginning April 1, 2026. The subordinated debentures are considered Tier 2 capital at the Company.

Subordinated Debentures. Subordinated debentures consist of subordinated notes. As of March 31, 2021 and December 31, 2020, the amount outstanding was $14.3 million and $14.3 million, respectively. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt. These subordinated notes consist of the following:

The Company maintains the Trust, which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). These trust preferred securities were originally issued by the Trust, which was a subsidiary of TFC, which was acquired by the Company in February 2016. The Company determined the fair value as of the valuation date of the Trust issuance was $3.3 million, indicating a discount of $1.9 million. The underlying debentures bear interest equal to three month LIBOR plus 1.65%, payable each March 15, June 15, September 15 and December 15. The maturity date is March 15, 2037. The subordinated debentures have a variable rate of interest equal to the three month LIBOR plus 1.65%, which was 1.83% as of March 31, 2021 and 1.87% at December 31, 2020.

The Company maintains FAIC Trust, which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). These trust preferred securities were originally issued by FAIC Trust, which was a subsidiary of FAIC, which the Company acquired in October 2018. The Company determined the fair value as of the valuation date of the FAIC Trust issuance was $6.0 million, with a discount of $1.2 million. The underlying debentures bear interest equal to three month LIBOR plus 2.25%, payable each March 15, June 15, September 15 and December 15. The maturity is December 15, 2034. The rate at March 31, 2021 was 2.43% and 2.47% at December 31, 2020.

In January 2020, the Company, through the acquisition of PGBH, acquired PGBH Trust, a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. There was a $763,000 discount recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at December 31, 2021 was 2.28% and 2.32% at December 31, 2020.

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

Shareholders’ equity increased $7.2 million, or 1.7%, to $435.7 million during the three-month period ending March 31, 2021 due to $12.5 million of net income, $340,000 from the exercise of stock options and $287,000 from stock-based compensation, which was partially offset by $1.3 million decrease in net accumulated other comprehensive income, $2.3 million of common dividends declared and $2.3 million of common stock repurchases. The decrease in accumulated other comprehensive income primarily resulted from decreases in unrealized gains on AFS securities.

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

Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, available for sale securities, term federal funds, purchased receivables and maturing or prepaying balances in our securities and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window and the issuance of preferred or common securities. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. For additional information regarding our operating, investing and financing cash flows, see the consolidated statements of cash flows provided in our consolidated financial statements.

Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis.

As of March 31, 2021 and December 31, 2020, we had $92.0 million and $92.0 million, respectively, of unsecured federal funds lines with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window were $36.1 million at March 31, 2021 and $9.8 million at December 31, 2020, respectively. Federal Reserve Discount Window lines were collateralized by a pool of loans totaling $47.3 million and $20.1 million as of March 31, 2021 and December 31, 2020, respectively. We did not have any borrowings outstanding with the Federal Reserve at March 31, 2021 and December 31, 2020, and our borrowing capacity is limited only by eligible collateral.

At March 31, 2021 and December 31, 2020, we had $150.0 million in FHLB long-term advances outstanding. At March 31, 2021 and December 31, 2020, we had no FHLB short-term (overnight) advances outstanding. Based on the values of loans pledged as collateral, we had $957.7 million of borrowing capacity with the FHLB as of March 31, 2021 and $915.2 million at December 31, 2020. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

The table below summarizes the minimum capital requirements applicable to RBB and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to RBB and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as RBB’s and the Bank’s capital ratios as of March 31, 2021 and December 31, 2020. RBB and the Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at March 31, 2021	Ratio at December 31, 2020	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	11.30%	11.32%	4.00%	4.00%	5.00%
Bank	13.44%	14.11%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio (1)
Consolidated	14.53%	14.62%	4.50%	7.00%	6.50%
Bank	17.96%	18.94%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	15.11%	15.21%	6.00%	8.50%	8.00%
Bank	17.96%	18.94%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	23.27%	20.77%	8.00%	10.50%	10.00%
Bank	19.21%	20.19%	8.00%	10.50%	10.00%

The Basel III regulations also revised the definition of capital and describe the capital components and eligibility criteria for common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. The most significant changes to the capital criteria were that: (i) the prior concept of unrestricted Tier 1 capital and restricted Tier 1 capital has been replaced with additional Tier 1 capital and a regulatory capital ratio that is based on common equity Tier 1 capital; and (ii) trust preferred securities and cumulative perpetual preferred stock issued after May 19, 2010 no longer qualify as Tier 1 capital. This change is already effective due to the Dodd-Frank Act, although such instruments issued prior to May 19, 2010 continue to qualify as Tier 1 capital (assuming they qualified as such under the prior regulatory capital standards and that the asset size of the issuer does not exceed $15 billion), subject to the 25% of Tier 1 capital limit.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at March 31, 2021:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,578,925	$—	$—	$—	$1,578,925
Time deposits	1,177,404	60,515	4,447	2	1,242,368
FHLB advances	—	—	150,000	—	150,000
Long-term debt	—	—	—	14,338	14,338
Subordinated debentures	—	—	—	172,581	172,581
Leases	4,673	8,052	5,084	8,831	26,640
Total contractual obligations	$2,761,002	$68,567	$159,531	$195,752	$3,184,852

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

Non-GAAP Financial Measures

Some of the financial measures included herein are not measures of financial performance recognized by GAAP. These non-GAAP financial measures include “tangible common equity to tangible assets,” “tangible book value per share,” “return on average tangible common equity,” “adjusted earnings,” “adjusted diluted earnings per share,” “adjusted return on average assets,” and “adjusted return on average tangible common equity”. Our management uses these non-GAAP financial measures in its analysis of our performance.

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

(dollars in thousands)	March 31, 2021	December 31, 2020
Tangible common equity:
Total shareholders' equity	$435,668	$428,488
Adjustments
Goodwill	(69,243)	(69,243)
Core deposit intangible	(4,895)	(5,196)
Tangible common equity	$361,530	$354,049
Tangible assets:
Total assets-GAAP	$3,664,299	$3,350,072
Adjustments
Goodwill	(69,243)	(69,243)
Core deposit intangible	(4,895)	(5,196)
Tangible assets:	$3,590,161	$3,275,633
Common shares outstanding	19,528,249	19,565,921
Tangible common equity to tangible assets ratio	10.07%	10.81%
Tangible book value per share	$18.51	$18.10

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

	For the Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net income available to common shareholders	$12,456	$6,748
Average shareholders equity	$433,960	$411,191
Adjustments:
Goodwill	(69,243)	(71,547)
Core deposit intangible	(5,092)	(5,973)
Adjusted average tangible common equity	$359,625	$333,671
Return on average tangible common equity	14.05%	8.13%

Regulatory Reporting to Financial Statements

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

	As of
(dollars in thousands)	March 31, 2021	December 31, 2020

Adjusted core deposit to total deposit ratio:
Core deposits: demand and savings deposits of any amount plus time deposits less than $250,000	$2,228,115	$2,037,164
Adjustments:
CDs > $250,000 considered core deposits (1)	410,171	448,159
Less brokered deposits considered non-core	(17,381)	(17,374)
Less internet and outside deposit originated time deposits < $250,000 considered non-core	(57,615)	(76,356)
Less other deposits not considered core (2)	(220,622)	(80,016)
Total adjustments	114,553	274,413
Adjusted core deposits	2,342,668	2,311,577
Total deposits	$2,821,293	$2,635,128
Adjusted core deposits to total deposits ratio	83.04%	87.72%
Non-core deposits: Time deposits greater than $250,000	$593,178	597,963
Less total adjustments	(114,553)	(274,413)
Total adjusted non-core deposits	478,625	323,550
Short term borrowing outstanding	—	—
Adjusted non-core liabilities (A)	478,625	323,550
Short term assets(3)	553,172	311,598
Adjustment to short term assets:
Purchased receivables with maturities less than 90-days	—	—
Adjusted short term assets (B)	553,172	311,598
Net non-core funding (A-B)	$(74,547)	11,952
Total earning assets	3,444,479	3,141,819
Adjusted net non-core funding dependency ratio	-2.16%	0.38%

(1)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.

(2)

Comprised of demand and savings deposits in relationships over $250,000, which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.

(3)	Short term assets include cash equivalents and investment with maturities less than one year.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our asset liability committee ("ALCO"), establishes broad policy limits with respect to interest rate risk. ALCO establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO meets monthly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.

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

We use two approaches to model interest rate risk: Net Interest Income at Risk ("NII at Risk") and Economic Value of Equity ("EVE"). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2021
Dollar change	$12	$908	$8,198	$18,168
Percent change	0.01%	0.78%	7.06%	15.65%
December 31, 2020
Dollar change	$(1,212)	$(407)	$5,361	$12,590
Percent change	(1.05)%	(0.35)%	4.63%	10.87%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models immediate -200, -100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

We are within board policy limits for the +/-100 and +/-200 basis point scenarios. The NII at Risk reported at March 31, 2021, projects that our earnings are expected to be slightly asset sensitive to changes in interest rates over the next year. In recent periods, the amount of floating rate assets increased, resulting in a position shift from interest rate neutral to slightly asset sensitive.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2021
Dollar change	(25,311)	(29,557)	436	4,072
Percent change	(5.61)%	(6.55)%	0.10%	0.90%
December 31, 2020
Dollar change	36,247	6,141	(7,720)	(12,098)
Percent change	8.86%	1.50%	(1.89)%	(2.96)%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate +/-100 and +/-200 basis point parallel shifts in market interest rates.

We are within board policy limits for the +/-100 and +/-200 basis point scenarios. The EVE reported at March 31, 2021 projects that as interest rates increase immediately, the economic value of equity position will be expected to increase slightly. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

There have been no material changes to the risk factors as previously disclosed in Item 1A to Part I of our 2020 Annual Report, as filed with the SEC on March 22, 2021.  The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2 for “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 24, 2019, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 1.0 million shares of our common stock.  For the three months ended March 31, 2021, we repurchased shares of common stock, as set forth in the table below.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2021 to January 31, 2021	68,581	$17.25	68,581	240,191
February 1, 2021 to February 28, 2021	61,381	$17.81	129,962	178,810
March 1, 2021 to March 31, 2021	—	$—	—	178,810
Total	129,962			178,810

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No	Description of Exhibits

2.1	Agreement and Plan of Merger By and Among RBB Bancorp, Royal Business Bank, PGH Holdings, Inc. and Pacific Global Bank, effective as of September 5, 2019 (1)

3.1	Articles of Incorporation of RBB Bancorp (2)

3.2	Bylaws of RBB Bancorp (3)

3.3	Amendment to Bylaws of RBB Bancorp (5)

4.1	Specimen Common Stock Certificate of RBB Bancorp (4)

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

4.2	Subordinated Indenture, dated as of March 26, 2021 by and between RBB Bancorp and Wilmington Trust, National Association (6)

4.3	First Supplemental Indenture, dated as of March 26, 2021, between RBB Bancorp and Wilmington Trust, National Association (6)

4.4	Form of 4.00% Fixed-to-Floating Rate Subordinated Notes due 2031 (included in Exhibit 4.2)(6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 2.1 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 12, 2019.

(2)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(4)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(5)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

(6)	Incorporated by reference from Exhibit 1.1 of the Registrant’s Current Report in Form 8-K filed with the SEC on March 26, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: May 6, 2021	/s/ David Morris
David Morris Duly Authorized Officer, Executive Vice President and Chief Financial Officer