Form 10-Q
period 2021-09-30
RBB Bancorp
filed 2021-11-08
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock of the registrant:  19,516,393 outstanding as of November 2, 2021.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020 (AUDITED)

(In thousands, except share amounts)

	September 30,	December 31,
	2021	2020
Assets
Cash and due from banks	$206,927	$137,654
Federal funds sold and other cash equivalents	170,000	57,000
Cash and cash equivalents	376,927	194,654
Interest-earning deposits in other financial institutions	600	600
Securities:
Available for sale	345,000	210,867
Held to maturity (fair value of $6,598 and $7,603 at September 30, 2021 and December 31, 2020, respectively)	6,258	7,174
Mortgage loans held for sale	15,188	49,963
Loans held for investment:
Real estate	2,456,816	2,320,216
Commercial and other	388,568	392,066
Total loans	2,845,384	2,712,282
Unaccreted discount on acquired loans	(1,919)	(2,872)
Deferred loan fees, net	(3,111)	(2,644)
Total loans, net of deferred loan fees and unaccreted discounts on acquired loans	2,840,354	2,706,766
Allowance for loan losses	(32,231)	(29,337)
Net loans	2,808,123	2,677,429

Premises and equipment	27,157	27,103
Federal Home Loan Bank (FHLB) stock	15,000	15,641
Other real estate owned (OREO)	293	293
Cash surrender value of life insurance (BOLI)	55,656	35,121
Goodwill	69,243	69,243
Servicing assets	12,141	13,965
Core deposit intangibles	4,327	5,196
Right-of-use assets- operating leases	23,735	—
Accrued interest and other assets	42,159	42,823
Total assets	$3,801,807	$3,350,072

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020 (AUDITED) (CONTINUED)

(In thousands, except share amounts)

	September 30,	December 31,
	2021	2020
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$824,771	$617,206
Savings, NOW and money market accounts	931,517	731,084
Time deposits $250,000 and under	614,146	688,875
Time deposits over $250,000	597,379	597,963
Total deposits	2,967,813	2,635,128

Reserve for unfunded commitments	1,304	1,383
FHLB advances	150,000	150,000
Long-term debt, net of debt issuance costs	172,862	104,391
Subordinated debentures	14,447	14,283
Lease liabilities - operating leases	24,524	—
Accrued interest and other liabilities	14,833	16,399
Total liabilities	3,345,783	2,921,584

Commitments and contingencies - Note 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 19,516,393 shares issued and outstanding at September 30, 2021 and 19,565,921 shares issues and outstanding at December 31, 2020	283,170	284,261
Additional paid-in capital	4,387	4,932
Retained earnings	168,933	138,094
Non-controlling interest	72	72
Accumulated other comprehensive (loss) income, net	(538)	1,129
Total shareholders’ equity	456,024	428,488
Total liabilities and shareholders’ equity	$3,801,807	$3,350,072

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest and dividend income:
Interest and fees on loans	$35,601	$34,153	$104,786	$99,062
Interest on interest-earning deposits	219	61	392	586
Interest on investment securities	889	621	2,310	2,329
Dividend income on FHLB stock	225	190	642	379
Interest on federal funds sold and other	174	100	489	900
Total interest income	37,108	35,125	108,619	103,256
Interest expense:
Interest on savings deposits, now and money market accounts	697	779	2,103	2,804
Interest on time deposits	2,048	4,746	7,422	17,765
Interest on subordinated debentures and long-term debt	2,342	1,905	6,656	5,776
Interest on other borrowed funds	445	444	1,320	1,033
Total interest expense	5,532	7,874	17,501	27,378
Net interest income	31,576	27,251	91,118	75,878
Provision for loan losses	1,196	3,861	3,324	8,815
Net interest income after provision for loan losses	30,380	23,390	87,794	67,063
Noninterest income:
Service charges, fees and other	3,100	1,199	5,884	3,343
Gain on sale of loans	1,790	760	8,203	3,552
Loan servicing fees, net of amortization	62	546	426	1,846
Recoveries on loans acquired in business combinations	68	32	78	79
Unrealized loss on equity investments	(5)	(56)	(60)	(56)
Gain on derivatives	178	—	323	—
Increase in cash surrender value of life insurance	331	194	735	576
Gain on sale of securities	—	52	—	210
	5,524	2,727	15,589	9,550
Noninterest expense:
Salaries and employee benefits	8,772	7,599	26,756	25,207
Occupancy and equipment expenses	2,189	2,360	6,566	7,291
Data processing	965	1,200	3,636	3,224
Legal and professional	746	675	2,087	1,949
Office expenses	311	271	838	931
Marketing and business promotion	324	131	739	456
Insurance and regulatory assessments	384	363	1,086	774
Core deposit premium	281	357	869	1,071
OREO expenses	4	3	13	31
Merger expenses	40	62	99	741
Other expenses	404	957	2,203	3,385
	14,420	13,978	44,892	45,060
Income before income taxes	21,484	12,139	58,491	31,553
Income tax expense	6,120	3,619	17,291	9,772
Net income	$15,364	$8,520	$41,200	$21,781

Net income per share
Basic	$0.79	$0.43	$2.11	$1.10
Diluted	0.77	0.43	2.07	1.09
Cash dividends declared per common share	0.13	0.06	0.39	0.24

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$15,364	$8,520	$41,200	$21,781

Other comprehensive income (loss):
Unrealized (losses) gains on securities available for sale:
Change in unrealized (losses) gains	(1,001)	(106)	(2,369)	1,311
Reclassification of gains recognized in net income	—	(52)	—	(210)
	(1,001)	(158)	(2,369)	1,101
Related income tax effect:
Change in unrealized (gains) losses	296	32	702	(387)
Reclassification of gains recognized in net income	—	15	—	62
	296	47	702	(325)

Total other comprehensive income (loss)	(705)	(111)	(1,667)	776

Total comprehensive income	$14,659	$8,409	$39,533	$22,557

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at June 30, 2021	19,349,802	$280,253	$5,275	$156,558	$72	$167	$442,325
Net income	—	—	—	15,364	—	—	15,364
Stock-based compensation	—	—	268	—	—	—	268
Restricted stock vested	—	425	(425)	—	—	—	—
Cash dividend	—	—	—	(2,517)	—	—	(2,517)
Stock options exercised, net of expense recognized	211,478	3,140	(731)	—	—	—	2,409
Repurchase of common stock	(44,887)	(648)	—	(472)	—	—	(1,120)
Other comprehensive income, net of taxes	—	—	—	—	—	(705)	(705)
Balance at September 30, 2021	19,516,393	$283,170	$4,387	$168,933	$72	$(538)	$456,024

Balance at June 30, 2020	19,739,280	$286,350	$4,999	$121,478	$72	$1,126	$414,025
Net income	—	—	—	8,520	—	—	8,520
Stock-based compensation	—	—	166	—	—	—	166
Restricted stock vested	—	425	(425)	—	—	—	—
Cash dividend	—	—	—	(1,184)	—	—	(1,184)
Other comprehensive income, net of taxes	—	—	—	—	—	(111)	(111)
Balance at September 30, 2020	19,739,280	$286,775	$4,740	$128,814	$72	$1,015	$421,416

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	19,565,921	$284,261	$4,932	$138,094	$72	$1,129	$428,488
Net income	—	—	—	41,200	—	—	41,200
Stock-based compensation	—	—	870	—	—	—	870
Restricted stock granted	60,000	—	—	—	—	—	—
Restricted stock vested	—	425	(425)	—	—	—	—
Cash dividend	—	—	—	(7,403)	—	—	(7,403)
Stock options exercised, net of expense recognized	287,744	4,205	(990)	—	—	—	3,215
Repurchase of common stock	(397,272)	(5,721)	—	(2,958)	—	—	(8,679)
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,667)	(1,667)
Balance at September 30, 2021	19,516,393	$283,170	$4,387	$168,933	$72	$(538)	$456,024

Balance at December 31, 2019	20,030,866	$290,395	$4,938	$112,046	$72	$239	$407,690
Net income	—	—	—	21,781	—	—	21,781
Stock-based compensation	—	—	493	—	—	—	493
Restricted stock vested	—	425	(425)	—	—	—	—
Cash dividend	—	—	—	(4,782)	—	—	(4,782)
Stock options exercised, net of expense recognized	56,498	978	(266)	—	—	—	712
Repurchase of common stock	(348,084)	(5,023)	—	(231)	—	—	(5,254)
Other comprehensive income, net of taxes	—	—	—	—	—	776	776
Balance at September 30, 2020	19,739,280	$286,775	$4,740	$128,814	$72	$1,015	$421,416

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net income	$41,200	$21,781
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization of premises and equipment	1,456	1,535
Net accretion of securities, loans, deposits, and other	(342)	(2,827)
Unrealized loss on equity securities	60	56
Amortization of investment in affordable housing tax credits	778	740
Amortization of intangible assets	5,000	4,141
(Reversal of) Impairment loss on mortgage servicing rights	(416)	416
Amortization of right-of-use asset	3,933	—
Change in operating lease liabilities	(3,786)	—
Provision for loan losses	3,324	8,815
Stock-based compensation	870	493
Gain on sale of securities	—	(210)
Gain on sale of loans	(8,203)	(3,552)
Increase in cash surrender value of life insurance	(735)	(576)
Loans originated and purchased for sale, net	(134,320)	(82,051)
Proceeds from loans sold	260,795	141,226
Other items	147	(9,856)
Net cash provided by operating activities	169,761	80,131
Investing activities
Securities available for sale:
Purchases	(480,269)	(499,116)
Maturities, prepayments and calls	343,529	400,844
Sales	—	11,661
Securities held to maturity:
Maturities, prepayments and calls	900	745
Purchase of other equity securities, net	(166)	—
Redemption of Federal Home Loan Bank stock	641	—
Purchase of Federal Home Loan Bank stock and other equity securities, net	—	(95)
Net increase of investment in qualified affordable housing projects	(494)	(2,230)
Net increase in loans	(218,451)	(356,142)
Purchase of bank owned life insurance	(19,800)	—
Net cash received in connection with acquisition	—	6,634
Purchases of premises and equipment	(1,475)	(881)
Net cash used in investing activities	(375,585)	(438,580)
Financing activities
Net increase in demand deposits and savings accounts	407,999	112,096
Net increase (decrease) in time deposits	(75,146)	62,544
Advances on long-term FHLB advances	—	190,000
Cash dividends paid	(7,403)	(4,782)
Redemption of subordinated debentures	(50,000)	—
Issuance of subordinated debentures, net of issuance costs	118,111	—
Common stock repurchased, net of repurchased costs	(8,679)	(5,254)
Exercise of stock options	3,215	712
Net cash provided by financing activities	388,097	355,316
Net increase (decrease) in cash and cash equivalents	182,273	(3,133)
Cash and cash equivalents at beginning of period	194,654	181,763
Cash and cash equivalents at end of period	$376,927	$178,630
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$17,502	$26,911
Taxes paid	19,240	9,645
Non-cash investing and financing activities:
Loans transfer to (from) held for sale, net	83,497	(28,685)
Loan to facilitate OREO	—	1,015
Additions to servicing assets	1,890	1,125
Net change in unrealized holding gain on securities available for sale	1,667	776
Recognition of operating lease right-of-use assets	(27,668)	—
Recognition of operating lease liabilities	27,668	—
Acquisition:
Assets acquired, net of cash received	—	183,281
Liabilities assumed	—	200,210
Cash considerations	—	32,885
Goodwill	—	10,680

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

At September 30, 2021, the Company had total consolidated assets of $3.8 billion, gross consolidated loans (held for investment and held for sale) of $2.9 billion, total consolidated deposits of $3.0 billion and total consolidated stockholders' equity of $456.0 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2020, included in our Annual Report filed on Form 10-K/A for the fiscal year ended December 31, 2020 (our “2020 Annual Report”).

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

In  February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance.. The Company has several lease agreements, which are currently considered operating leases and are therefore not included on the Company’s Consolidated Balance Sheets. Under the new guidance, the Company recognized on the Consolidated Balance Sheets right-of-use assets with a corresponding lease liability.  The Company early adopted this ASU on January 1, 2021 and recorded the right-of-use asset and lease liability of approximately $26.8.

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

In February 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update)”. This is an amendment to add the SEC Staff guidance on CECL to the FASB codification. It contains guidance on what the SEC would expect the Company to perform and document when measuring and recording its allowance for credit losses for financial assets recorded at amortized cost. As an EGC, the Company will implement CECL on December 31, 2022.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate (“SOFR”). This pronouncement is applicable to all companies with contracts or hedging relationships that reference an interest rate that is expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). For contract modifications, companies can account for the modification as a continuation of the existing contract without additional analysis. For held-to-maturity (“HTM”) debt securities, one-time sale and/or transfer to available-for-sale or trading may be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. Regarding the effective date and transition: (1) companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 (e.g. January 1, 2020 for calendar year-end companies) or any date thereafter, (2) the ASU applies prospectively to contract modifications and hedging relationships, and (3) the one-time election to sell and/or transfer debt securities classified as HTM may be made at any time after March 12, 2020. The optional relief generally does not apply to contract modifications made, sales and transfers of HTM debt securities, and hedging relationships entered into or evaluated after December 31, 2022. The guidance was effective upon issuance and generally can be applied through December 31, 2022. Of the Company’s $2.9 billion in total gross loans as of September 30, 2021, approximately 9.4% have a LIBOR based reference rate. The Company has several issuances of LIBOR based long-term debt and subordinated debentures. Refer to Notes 9 and 10 of the Company’s consolidated financial statements included in this Form 10-Q.  The Company is developing new SOFR-based loan products that will be equivalent to prior LIBOR-based loan products.  We anticipate a neutral financial impact.

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

The operating results of the Company for the three and nine months ended September 30, 2021 and 2020, respectively include the operating results of PGBH since its acquisition date. The following table presents the net interest and other income, net income and earnings per share as if the acquisition of PGBH was effective as of January 1, 2020. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net interest and other income	$37,100	$29,978	$106,707	$85,662
Net income	15,364	8,520	41,200	20,615
Basic earnings per share	0.79	0.43	2.11	1.04
Diluted earnings per share	0.77	0.43	2.07	1.03

Third-party acquisition related expenses are recognized as incurred and continue until the acquired system is converted and operational functions become fully integrated. The Company incurred third-party acquisition related expenses in the consolidated statements of income for the periods indicated in the Statements of Income in the expense item “Merger expenses”.

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) debt securities and held to maturity (“HTM”) debt securities as of September 30, 2021 and December 31, 2020, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2021	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$748	$13	$—	$761
SBA agency securities	3,649	176	—	3,825
Mortgage-backed securities- Government sponsored agencies	60,498	158	(405)	60,251
Collateralized mortgage obligations	125,829	239	(757)	125,311
Commercial paper	99,963	—	(179)	99,784
Corporate debt securities	42,369	591	(228)	42,732
Municipal securities	12,709	—	(373)	12,336
Total	$345,765	$1,177	$(1,942)	$345,000

Held to maturity
Municipal taxable securities	$1,506	$95	$—	$1,601
Municipal securities	4,752	245	—	4,997
Total	$6,258	$340	$—	$6,598

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,257	$37	$—	$1,294
SBA agency securities	4,125	269	—	4,394
Mortgage-backed securities- Government sponsored agencies	17,415	270	(8)	17,677
Collateralized mortgage obligations	48,476	491	(93)	48,874
Commercial paper	102,462	—	(14)	102,448
Corporate debt securities	33,907	662	(6)	34,563
Municipal securities	1,621	2	(6)	1,617
Total	$209,263	$1,731	$(127)	$210,867

Held to maturity
Municipal taxable securities	$2,407	$139	$—	$2,546
Municipal securities	4,767	290	—	5,057
Total	$7,174	$429	$—	$7,603

One security with a fair value of $153,000 and $320,000 at September 30, 2021 and December 31, 2020, respectively, was pledged to secure a local agency deposit.

There were no sales of investment securities during the three and nine months ended September 30, 2021. Proceeds of $3.8 million and $11.7 million were received from the sale of investment securities during the three and nine months of September 30, 2020. There were $52,000 and $210,000 of gains realized on sales of investment securities during the three and nine months ended September 30, 2020.

The amortized cost and fair value of the investment securities portfolio at September 30, 2021 and December 31, 2020 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
September 30, 2021
Government agency securities	$—	$—	$748	$761	$—	$—	$—	$—	$748	$761
SBA securities	—	—	1,041	1,080	2,608	2,745	—	—	3,649	3,825
Mortgage-backed securities- Government sponsored agencies	5,001	4,998	47,553	47,443	7,944	7,810	—	—	60,498	60,251
Collateralized mortgage obligations	150	153	89,563	89,132	36,116	36,026	—	—	125,829	125,311
Commercial paper	99,963	99,784	—	—	—	—	—	—	99,963	99,784
Corporate debt securities	10,996	11,019	6,302	6,468	20,381	20,633	4,690	4,612	42,369	42,732
Municipal securities	—	—	—	—	—	—	12,709	12,336	12,709	12,336
Total available for sale	$116,110	$115,954	$145,207	$144,884	$67,049	$67,214	$17,399	$16,948	$345,765	$345,000

Municipal taxable securities	$500	$502	$1,006	$1,099	$—	$—	$—	$—	$1,506	$1,601
Municipal securities	—	—	—	—	1,745	1,823	3,007	3,174	4,752	4,997
Total held to maturity	$500	$502	$1,006	$1,099	$1,745	$1,823	$3,007	$3,174	$6,258	$6,598
(dollars in thousands)
December 31, 2020
Government agency securities	$—	$—	$1,257	$1,294	$—	$—	$—	$—	$1,257	$1,294
SBA securities	—	—	595	625	3,530	3,769	—	—	4,125	4,394
Mortgage-backed securities- Government sponsored agencies	7,992	7,987	9,423	9,690	—	—	—	—	17,415	17,677
Collateralized mortgage obligations	—	—	11,911	12,258	36,565	36,616	—	—	48,476	48,874
Commercial paper	102,462	102,448	—	—	—	—	—	—	102,462	102,448
Corporate debt securities	4,991	5,029	11,683	11,740	13,233	13,743	4,000	4,051	33,907	34,563
Municipal securities	—	—	—	—	—	—	1,621	1,617	1,621	1,617
Total available for sale	$115,445	$115,464	$34,869	$35,607	$53,328	$54,128	$5,621	$5,668	$209,263	$210,867

Municipal taxable securities	$899	$910	$1,508	$1,636	$—	$—	$—	$—	$2,407	$2,546
Municipal securities	—	—	—	—	874	925	3,893	4,132	4,767	5,057
Total held to maturity	$899	$910	$1,508	$1,636	$874	$925	$3,893	$4,132	$7,174	$7,603

The following table summarizes investment securities with unrealized losses at September 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
September 30, 2021
Mortgage-backed securities- Government sponsored agencies	$(401)	$46,071	12	$(4)	$9,996	2	$(405)	$56,067	14
Collateralized mortgage obligations	(722)	79,329	19	(35)	17,958	4	(757)	97,287	23
Commercial paper	(179)	89,786	12	—	—	—	(179)	89,786	12
Corporate debt securities	(228)	10,998	10	—	—	—	(228)	10,998	10
Municipal securities	(327)	11,286	9	(46)	1,050	2	(373)	12,336	11
Total available for sale	$(1,857)	$237,470	62	$(85)	$29,004	8	$(1,942)	$266,474	70

	Less than Twelve Months			Twelve Months or More			Total

(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
December 31, 2020
Mortgage-backed securities- Government sponsored agencies	$(8)	$12,982	3	$—	$—	—	$(8)	$12,982	3
Collateralized mortgage obligations	(93)	28,521	6	—	—	—	(93)	28,521	6
Commercial paper	(14)	16,982	4	—	—	—	(14)	16,982	4
Corporate debt securities	(6)	994	2	—	—	—	(6)	994	2
Municipal securities	(6)	1,092	2	—	—	—	(6)	1,092	2
Total available for sale	$(127)	$60,571	17	$—	$—	—	$(127)	$60,571	17

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

Equity Securities - The Company recorded a loss of $5,000 and $60,000 for the three and nine months ended September 30, 2021, respectively, due to the decrease in the fair value of equity investments without readily determinable fair values. The Company recognized a loss of $56,000 for the same periods a year ago. Equity securities were $14.8 million as of September 30, 2021 and $14.9 million as of December 31, 2020.

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

	For the Three Months Ended September 30,
	2021					2020
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$26,434	$4,787	$102	$29	$31,352	$18,985	$3,813	$22	$—	$22,820
Provisions	1,270	(336)	291	(29)	1,196	2,858	990	13	—	3,861
Charge-offs	—	(412)	—	—	(412)	—	(48)	—	—	(48)
Recoveries	—	95	—	—	95	—	1	—	—	1
	$27,704	$4,134	$393	$—	$32,231	$21,843	$4,756	$35	$—	$26,634

	For the Nine Months Ended September 30,
	2021					2020
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$24,677	$4,617	$43	$—	$29,337	$15,118	$3,588	$9	$101	$18,816
Provisions	3,094	(76)	306	—	3,324	6,725	2,165	26	(101)	8,815
Charge-offs	(67)	(502)	(42)	—	(611)	—	(998)	—	—	(998)
Recoveries	—	95	86	—	181	—	1	—	—	1
	$27,704	$4,134	$393	$—	$32,231	$21,843	$4,756	$35	$—	$26,634

	For the year ended December 31, 2020
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$15,118	$3,588	$9	$101	$18,816
Provisions	9,559	2,286	79	(101)	11,823
Charge-offs	—	(1,258)	(45)	—	(1,303)
Recoveries	—	1	—	—	1
	$24,677	$4,617	$43	$—	$29,337

The following table presents the recorded investment in loans and impairment method as of September 30, 2021 and 2020 and December 31, 2020, by portfolio segment:

(dollars in thousands)
September 30, 2021	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$7	$—	$—	$7
General	27,704	4,127	393	—	32,224
Total allowance for loan losses	$27,704	$4,134	$393	$—	$32,231
Loans evaluated for impairment:
Individually	$7,012	$7,236	$—	$—	$14,248
Collectively	2,445,162	357,935	23,009	—	2,826,106
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,452,174	$365,171	$23,009	$—	$2,840,354

September 30, 2020	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$436	$—	$—	$436
General	21,843	4,320	35	—	26,198
Total allowance for loan losses	$21,843	$4,756	$35	$—	$26,634
Loans evaluated for impairment:
Individually	$6,119	$11,842	$15	$—	$17,976
Collectively	2,316,619	417,242	3,316	—	2,737,177
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,322,738	$429,084	$3,331	$—	$2,755,153

December 31, 2020	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$525	$—	$—	$525
General	24,677	4,092	43	—	28,812
Total allowance for loan losses	$24,677	$4,617	$43	$—	$29,337
Loans evaluated for impairment:
Individually	$10,514	$9,025	$15	$—	$19,554
Collectively	2,304,203	378,935	4,074	—	2,687,212
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,314,717	$387,960	$4,089	$—	$2,706,766

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

The risk category of loans by class of loans was as follows at September 30, 2021 and December 31, 2020:

(dollars in thousands)		Special
September 30, 2021	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$268,981	$2,626	$—	$157	$271,764
Commercial real estate	1,148,519	349	54,205	2,557	1,205,630
Single-family residential mortgages	970,004	—	478	4,298	974,780
Commercial:
Commercial and industrial	259,432	1,927	14,588	440	276,387
SBA	75,065	4,085	2,838	6,796	88,784
Other:	23,009	—	—	—	23,009
	$2,745,010	$8,987	$72,109	$14,248	$2,840,354

(dollars in thousands)		Special
December 31, 2020	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$186,550	$—	$—	$173	$186,723
Commercial real estate	947,643	756	52,611	2,627	1,003,637
Single-family residential mortgages	1,113,814	2,436	393	7,714	1,124,357
Commercial:
Commercial and industrial	278,357	999	8,620	2,163	290,139
SBA	86,573	186	4,200	6,862	97,821
Other:	4,074	—	—	15	4,089
	$2,617,011	$4,377	$65,824	$19,554	$2,706,766

The following table presents the aging of the recorded investment in past-due loans at September 30, 2021 and December 31, 2020 by class of loans:

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
September 30, 2021	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$157	$157	$271,607	$271,764	$157
Commercial real estate	—	484	234	718	1,204,912	1,205,630	1,212
Single-family residential mortgages	2,662	2,943	2,047	7,652	967,128	974,780	4,298
Commercial:
Commercial and industrial	12	—	3	15	276,372	276,387	4
SBA	757	1,384	5,004	7,145	81,639	88,784	6,796
Other:	—	7	—	7	23,002	23,009	—
	$3,431	$4,818	$7,445	$15,694	$2,824,660	$2,840,354	$12,467
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$15,188	$15,188	$—

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
December 31, 2020	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$173	$173	$186,550	$186,723	$173
Commercial real estate	449	10	1,136	1,595	1,002,042	1,003,637	1,193
Single-family residential mortgages	4,219	4,859	6,008	15,086	1,109,271	1,124,357	7,714
Commercial:
Commercial and industrial	—	—	987	987	289,152	290,139	1,661
SBA	—	33	6,828	6,861	90,960	97,821	6,828
Other:	42	—	15	57	4,032	4,089	15
	$4,710	$4,902	$15,147	$24,759	$2,682,007	$2,706,766	$17,584
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$49,963	$49,963	$—

(1)	Included in total loans.

The Company has no loans that are 90 days or more past due and still accruing at September 30, 2021 and December 31, 2020.

Information relating to individually impaired loans presented by class of loans was as follows at September 30, 2021 and December 31, 2020:

	Unpaid
(dollars in thousands)	Principal	Recorded	Related
September 30, 2021	Balance	Investment	Allowance
With no related allowance recorded
Construction and land development	$173	$157	$—
Commercial and industrial	436	436	—
Commercial real estate	2,600	2,557	—
Single-family residential mortgage loans	4,440	4,298	—
Commercial - SBA	6,797	6,774	—
With related allowance recorded
Commercial and industrial	4	4	4
Commercial-SBA	22	22	3
Total	$14,472	$14,248	$7

	Unpaid
(dollars in thousands)	Principal	Recorded	Related
December 31, 2020	Balance	Investment	Allowance
With no related allowance recorded
Construction and land development	$173	$173	$—
Commercial and industrial	1,710	1,662	—
Commercial real estate	2,633	2,627	—
Residential mortgage loans	7,839	7,714	—
Commercial - SBA	6,828	6,829	—
Other	15	15	—
With related allowance recorded
Commercial and industrial	520	501	520
Commercial-SBA	33	33	5
Total	$19,751	$19,554	$525

The following table presents information on impaired loans and leases, disaggregated by loan segment, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
(dollars in thousands)	Balance	Income	Balance	Income	Balance	Income	Balance	Income
With no related allowance recorded
Construction and land development	$173	$—	$762	$—	$173	$—	$765	$—
Commercial and industrial	448	7	1,782	7	469	21	1,819	24
Commercial real estate	2,617	33	2,679	25	2,662	100	2,689	77
Residential mortgage loans	4,491	—	2,916	—	4,503	—	2,755	—
Commercial - SBA	7,117	—	10,017	—	7,564	—	12,682	—
Other	—	—	15	—	—	—	15	—
With related allowance recorded
Commercial and industrial	5	—	433	—	6	—	482	—
Commercial - SBA	25	—	—	—	28	—	—	—
Other	—	—	39	1	—	—	41	2
Total	$14,876	$40	$18,643	$33	$15,405	$121	$21,248	$103

No interest income on non-accrual loans was recognized on a cash basis for the three and nine months ended September 30, 2021 and 2020 or for the year ended December 31, 2020.

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

The Company identified seven loans as TDRs at September 30, 2021 and six loans at December 31, 2020, with aggregate balances of $3.3 million and $3.1 million, respectively. Non-accrual TDRs were $1.5 million and $1.1 million at September 30, 2021 and December 31, 2020, respectively. There were $3,000 and $435,000 specific reserves allocated to the loans as of September 30, 2021 and December 31, 2020, respectively. There are no commitments to lend additional amounts at September 30, 2021 and December 31, 2020 to customers with outstanding loans that are classified as TDRs. There were no non-accrual loans that were modified as TDRs during the past twelve months that had payment defaults during the periods.

The following table presents loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2021 and 2020.  There was one loan modified as TDRs during the three months ended September 30, 2021.  There were three loans modified as TDRs during the nine months ended September 30, 2021, which had a pre-modification recorded investment and post-modification recorded investment of $1.5 million. There was one loan and three loans modified as TDRs during the three and nine months ended September 30, 2020, respectively, with a pre-modification recorded investment and post-modification recorded investment of $1.7 million. The modification of the terms generally included loans where a moratorium on loan payments was granted. Such moratoriums ranged from six months to nine months on the loans restructured in 2021 and 2020.

	Three Months Ended			Nine Months Ended
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
September 30, 2021	Loans	Investment	Investment	Loans	Investment	Investment
SBA	1	$1,090	$1,090	1	$1,090	$1,090
Commercial real estate	—	—	—	1	238	238
Construction and land development	—	—	—	1	165	165
Total	1	$1,090	$1,090	3	$1,493	$1,493

		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
September 30, 2020	Loans	Investment	Investment	Loans	Investment	Investment
Commercial and industrial	1	$414	$414	3	$1,719	$1,719
Total	1	$414	$414	3	$1,719	$1,719

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets. The principal balances at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Loans serviced for others:
Mortgage loans	$1,366,256	$1,512,969
SBA loans	140,497	156,222
Commercial real estate loans	4,089	4,145

The fair value of servicing assets for mortgage loans was $15.7 million and $10.7 million at September 30, 2021 and December 31, 2020, respectively. The fair value of servicing assets for SBA loans was $4.3 million and $5.0 million at September 30, 2021 and December 31, 2020, respectively. Estimates of the loan servicing asset fair value are derived through a discounted cash flow analysis. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography. The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place. The analysis accounts for recent transactions, and supply and demand within the market.

Servicing fees net of servicing asset amortization totaled $62,000 and $426,000 for the three and nine months ended September 30, 2021, respectively, and $546,000 and $1.8 million for the three and nine months ended September 30, 2020, respectively.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. During the three and nine months ended September 30, 2021, the Company did not record any impairment writedowns but recorded a recovery on impairments of $416,000 on mortgage servicing rights as the economic impact from pandemic eased. During three and nine months ended September 30, 2020, the Company recorded an impairment writedown of $50,000 and $416,000, respectively, on mortgage servicing rights due to the impact of the COVID-19 pandemic.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is netted against loan servicing fee income.

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$9,318	$3,240	$10,529	$3,436
Additions	351	124	1,559	331
Disposals	(403)	(329)	(1,744)	(490)
Amortized to expense	(458)	(118)	(1,536)	(360)
Impairment	416	—	416	—
End of period	$9,224	$2,917	$9,224	$2,917

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$11,981	$3,614	$12,997	$4,086
Additions	228	—	1,055	70
Disposals	(360)	(5)	(998)	(270)
Amortized to expense	(551)	(133)	(1,391)	(410)
Impairment	(50)	—	(415)	—
End of period	$11,248	$3,476	$11,248	$3,476

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually. The Company has historically selected December 31st as the date to perform the annual impairment test. However, since onset of the COVID-19 pandemic, the Company evaluated its goodwill and intangibles in the first, second and fourth quarters of 2020. The impairment evaluation did not identify an impairment of goodwill or the core deposit intangible in those quarters of 2020. Goodwill amounted to $69.2 million at September 30, 2021 and  December 31, 2020, respectively, and is the only intangible asset with an indefinite life on the balance sheet.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. The unamortized balance at September 30, 2021 and December 31, 2020 was $4.3 million and $5.2 million, respectively. CDI amortization expense was $281,000 and $357,000 for the three months ended September 30, 2021 and 2020, respectively and $869,000 and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Estimated CDI amortization expense for future years is as follows:

(dollars in thousands)
As of September 30:
Remainder of 2021	$252
2022	936
2023	800
2024	683
2025	589
Thereafter	1,067
Total	$4,327

NOTE 8 - DEPOSITS

At September 30, 2021, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	September 30, 2021
One year	$1,155,965
Two to three years	52,389
Over three years	3,171
Total	$1,211,525

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

In March 2021, the Company issued $120 million of 4.00% fixed to floating rate subordinated debentures, due April 1, 2031. The interest rate is fixed through April 1, 2026 and floats at three month SOFR plus 329 basis points thereafter. The Company can redeem these subordinated debentures beginning April 1, 2026. The subordinated debentures are considered Tier 2 capital at the Company.  The Company contributed $25 million to the Bank as Tier 1 capital

At September 30, 2021 and December 31, 2020, long-term debt was as follows:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Principal	$175,000	$105,000
Unamortized debt issuance costs	$2,138	$609

The following table presents interest and amortization expense the Company incurred for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Interest Expense:
Interest	$2,050	$1,662	$5,828	$4,987
Amortization	145	85	381	256

The British banking regulators have announced plans to eliminate the LIBOR rate before this long-term debt and subordinated debentures mature. For these subordinated debentures, there are provisions for amendments to establish a new interest rate benchmark.

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Holding Company (“TFC”) in 2016, acquired TFC Statutory Trust (the “Trust”). The Trust conducted a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC issued $5 million of subordinated debentures to the Trust in exchange for ownership of all of the common securities of the Trust and the proceeds of the preferred securities sold by the Trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition, which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security. The Company also purchased an investment in the common stock of the Trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Federal Reserve on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to three month LIBOR plus 1.65%, which was 1.77% as of September 30, 2021 and 1.87% at December 31, 2020.

In October 2018, the Company, through the acquisition of First American International Corp. (“FAIC”), acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. The FAIC Trust issued 7,000 units of thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7,000,000 to an independent investor, and FAIC issued $7.2 million of subordinated debentures to the FAIC Trust for all of its common securities, amounting to $217,000, which is included in other assets. There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at September 30, 2021 was 2.37% and 2.47% at December 31, 2020.

In January 2020, the Company, through the acquisition of PGBH, acquired Pacific Global Bank Trust I (“PGBH Trust”), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed to floating rate capital securities with an aggregate liquidation amount of $5,000,000 and 155 common securities with an aggregate liquidation amount of $155,000. PGBH issued $5.2 million of subordinated debentures to PGBH Trust in exchange for ownership of all the common securities of PGBH Trust. There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at September 30, 2021 was 2.22% and 2.32% at December 31, 2020.

The Company paid interest expense of $93,000 and $283,000 for the three and nine months ended September 30, 2021, respectively, and $102,000 and $369,000 for the three and nine months ended September 30, 2020, respectively, on the subordinated debentures. The amount of aggregate amortization expense recognized for the three months ended September 30, 2021 and 2020 was $55,000 and $54,000, respectively and $164,000 and $164,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

Federal Funds Arrangements with Commercial Banks. At September 30, 2021, the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $50.0 million overnight from Zions Bank, Wells Fargo Bank, First Horizon Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements. At September 30, 2021, the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit. The secured borrowing capacity with the FRB of $26.4 million at September 30, 2021 is collateralized by loans pledged with a carrying value of $39.8 million.

FHLB Secured Line of Credit. The secured borrowing capacity with the FHLB of $914.0 million at September 30, 2021 is collateralized by loans pledged with a carrying value of $1.2 billion.

FHLB Advances.  At September 30, 2021, the Company had no overnight advances but long-term (five year original term) advances of $150.0 million at a weighted average rate of 1.18% with the FHLB.  The Company paid interest expenses of $445,000 and $444,000 on such FHLB advances for the three months ended September 30, 2021 and 2020, respectively. The Company paid interest expenses of $1.3 million and $1.0 million on such FHLB advances for the nine months ended September 30, 2021 and 2020, respectively.  There were no amounts outstanding under any of the other borrowing arrangements above as of September 30, 2021 and at December 31, 2020 except the $150.0 million of FHLB advances maturing in 2025.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the three months ended September 30, 2021 and 2020, the Company recorded an income tax provision of $6.1 million and $3.6 million, respectively, reflecting an effective tax rate of 28.5% and 29.8% for the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded an income tax provision of $17.3 million and $9.8 million, respectively, reflecting an effective tax rate of 29.6% and 31.0% for the nine months ended September 30, 2021 and 2020, respectively. The Company recognized a tax benefit from stock option exercises of $534,000 and a tax charge from stock option exercises of zero for the three months ended September 30, 2021 and 2020, respectively. The Company recognized a tax benefit from stock option exercises of $657,000 and $26,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

At September 30, 2021 and December 31, 2020, the Company had the following financial commitments whose contractual amount represents credit risk:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Commitments to make loans	$225,723	$281,496
Unused lines of credit	261,940	268,629
Commercial and similar letters of credit	1,969	8,284
Standby letters of credit	4,695	4,031
Total	$494,327	$562,440

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

In the 3rd quarter of 2021, the Company signed a commitment to remodel a New York branch building.  The estimated cost is $900,000.

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

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space, and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate at lease when it is reasonably certain that the Company will exercise those options. The Company's measurement of the ROU assets and operating lease liabilities does not include payments associated with the option to extend or terminate the lease. The ROU lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company did not possess any leases that have variable lease payments or residual value guarantees as of September 30, 2021.

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

Future minimum rent payments on the Company’s leases were as follows at September 30, 2021:

(dollars in thousands)
As of September 30, 2021:
2021 remaining	$909
2022	4,890
2023	3,925
2024	2,866
2025	2,718
Thereafter	9,572
Total	$24,880
Less amount of payment representing interest	(356)
Total present value of lease payments	$24,524

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.3 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively and $3.9 million and $4.3 million for the nine months ended September 30, 2021 and 2020, respectively. The Company received rental income of $112,000 and $82,000 in the third quarter of 2021 and 2020, respectively and $316,000 and $263,000 for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents the operating lease related assets and liabilities recorded on the Consolidated Balance Sheet, and the weighted-average remaining lease terms and discount rates as of  September 30, 2021 and January 1, 2021:

	September 30,	January 1,
(dollars in thousands)	2021	2021
Operating Leases
ROU assets	$23,735	$26,770
Lease liabilities	24,524	27,412

Weighted-average remaining lease term (in years)	6.95	7.38
Weighted-average discount rate	0.99%	0.94%

NOTE 15 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Beginning balance	$1,243	$4,000
New loans and advances	10,292	11,498
Repayments	(3,094)	$(14,255)
Ending balance	$8,441	$1,243

There were $343,000 unfunded loan commitments outstanding to executive officers, directors and their related interests with whom they are associated at September 30, 2021 and $2.0 million at December 31, 2020.

Deposits from principal officers, directors, and their affiliates at September 30, 2021 and December 31, 2020 were $60.5 million and $50.0 million, respectively.

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

RBB Bancorp 2017 Omnibus Stock Incentive Plan

The OSIP was adopted by the Company’s board of directors in January 2017 and approved by the Company’s shareholders in May 2017. The OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the OSIP, or 3,848,341 shares. As of September 30, 2021, there were 972,045 shares of common stock available for issuance under the OSIP. This represents 5.0% of the issued and outstanding shares of the Company’s common stock as of September 30, 2021. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

The recorded compensation expense for stock options was $126,000 and $60,000 and the Company recognized income tax benefit of  $534,000 and zero for the three months ended September 30, 2021 and 2020, respectively. The recorded compensation expense for stock options was $357,000 and $175,000 and the Company recognized income tax benefits on that expense of $657,000 and $26,000 for the nine months ended September 30, 2021 and 2020, respectively. Unrecognized stock-based compensation expense related to options was $763,000 and $1.2 million as of September 30, 2021 and 2020, respectively. Unrecognized stock-based compensation expense will be recognized over a weighted-average period of 1.6 years as of  September 30, 2021.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions presented below for 2021 and 2020.

	July 2021	January 2021	July 2020	January 2020
Expected volatility	31.6%	30.8%	31.8%	28.5%
Expected term (years)	6.0 years	6.0 years	6.0 years	6.0 years
Expected dividends	1.98%	1.86%	2.48%	1.99%
Risk free rate	0.48%	0.26%	0.29%	1.31%
Grant date fair value	$5.69	$4.14	$2.97	$4.61

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

A summary of the status of awards pursuant to the Company's stock option plans as of September 30, 2021 and changes during the nine months ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for share amounts)	Shares	Price	Term in years	Value
Outstanding at beginning of year	1,106,470	$13.30
Granted	150,000	18.34
Exercised	(287,744)	11.18
Forfeited/cancelled	—	—
Outstanding at end of period	968,726	$14.74	4.34	$10,146

Options exercisable	727,222	$13.70	2.80	$8,372

The Company granted restricted stock for 60,000 shares at a closing price of $17.74 in 2021.  These restricted stock awards are scheduled to vest over a three year period from the January 21, 2021 grant date.  There were no restricted stock awards in 2020.  As of September 30, 2021, there were 60,000 remaining unvested restricted stock awards.

The recorded compensation expense for restricted stock was $142,000 and $106,000 for the three months ended September 30, 2021 and 2020, respectively, and $513,000 and $319,000 for the nine months ended September 30, 2021, respectively. Unrecognized stock-based compensation expense related to restricted stock was $817,000 and $372,000 as of September 30, 2021 and 2020, respectively. As of September 30, 2021, unrecognized stock-based compensation expense related to restricted stock is expected to be recognized over the next 1.3 years.

The following table presents restricted stock activity during the nine months ended September 30, 2021.

		Weighted-Average
		Grant Date
(dollars in thousands, except for share amounts)	Shares	Fair Value
Outstanding at beginning of year	14,475	$29.38
Granted	60,000	17.74
Vested	(14,475)	(29.38)
Forfeited/cancelled	—	—
Outstanding at end of period	60,000	$17.74

The total fair value of the shares vested was $1.3 million and $221,000 during the nine months ended September 30, 2021 and 2020, respectively. The number of unvested stock options were 241,504 and 90,000 with a weighted-average grant date fair value of $4.30 and $5.35 as of September 30, 2021 and September 30, 2020, respectively.

Cash received from the exercise of 287,744 stock options was $3.2 million for the nine months ended September 30, 2021 and cash received from the exercise of 56,498 stock options was $712,000 for the nine months ended September 30, 2020. The intrinsic value of options exercised was $3.8 million and $389,000 for the nine months ended September 30, 2021 and 2020, respectively.  Cash received from the exercise of 211,479 stock options was $2.4 million for the three months ended September 30, 2021.  There were no options and cash received from the exercise of stock options for the three months ended September 30, 2020. The intrinsic value of options exercised was $3.0 million for the three months ended September 30, 2021.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes that at September 30, 2021 and December 31, 2020, RBB and the Bank satisfied all capital adequacy requirements to which they were subject.

As defined in applicable regulations and set forth in the tables below, RBB and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the "well capitalized" standards at the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021:
Tier 1 Leverage Ratio
Consolidated	$398,190	10.26%	$154,540	4.0%	$193,174	5.0%
Bank	481,514	12.42%	154,303	4.0%	192,879	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$383,743	14.82%	$116,521	4.5%	$168,308	6.5%
Bank	481,514	18.64%	116,260	4.5%	167,931	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$398,190	15.38%	$155,361	6.0%	$207,148	8.0%
Bank	481,514	18.64%	155,014	6.0%	206,685	8.0%
Total Risk-Based Capital Ratio
Consolidated	$603,433	23.30%	$207,148	8.0%	$258,935	10.0%
Bank	513,824	19.89%	206,685	8.0%	258,356	10.0%

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Tier 1 Leverage Ratio
Consolidated	$368,413	11.32%	$130,219	4.0%	$162,774	5.0%
Bank	458,614	14.11%	129,989	4.0%	162,487	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$354,130	14.62%	$109,021	4.5%	$157,474	6.5%
Bank	458,614	18.94%	108,966	4.5%	157,395	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$368,413	15.21%	$145,361	6.0%	$193,814	8.0%
Bank	458,614	18.94%	145,288	6.0%	193,717	8.0%
Total Risk-Based Capital Ratio
Consolidated	$503,093	20.77%	$193,814	8.0%	$242,268	10.0%
Bank	488,888	20.19%	193,717	8.0%	242,146	10.0%

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

Appraisals for OREO are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered. No significant adjustments to appraised values have been made as a result of this comparison process as of September 30, 2021.

Interest Rate Lock Contracts and Forward Mortgage Loan Sale Contracts: The fair values of interest rate lock contracts and forward mortgage loan sale contracts are determined by loan lock-in rate, loan funded rate, market interest rate, fees to be collected from the borrower, fees and costs associated with the origination of the loan, expiration timing, sale price, and the value of the retained servicing.   The company classified these derivatives as level 3 due to management’s estimate of market rate, cost and expiration timing on these contracts.

Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.  Collateral-dependent impaired loans evaluated with specific reserves are classified as Level 3 assets.  There were no loans of this type as of September 30, 2021 and December 31, 2020.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at September 30, 2021 and December 31, 2020:

(dollars in thousands)	Fair Value Measurements Using:
September 30, 2021	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$761	$—	$761
SBA agency securities	—	3,825	—	3,825
Mortgage-backed securities	—	60,251	—	60,251
Collateralized mortgage obligations	—	125,311	—	125,311
Commercial paper	—	99,784	—	99,784
Corporate debt securities	—	42,732	—	42,732
Municipal securities	—	12,336	—	12,336
Interest Rate Lock Contracts	—	—	113	113
Forward Mortgage Loan Sale Contracts	—	—	400	400
	$—	$345,000	$513	$345,513
On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$1,294	$—	$1,294
SBA agency securities	—	4,394	—	4,394
Mortgage-backed securities	—	17,677	—	17,677
Collateralized mortgage obligations	—	48,874	—	48,874
Commercial paper	—	102,448	—	102,448
Corporate debt securities	—	34,563	—	34,563
Municipal securities	—	1,617	—	1,617
Interest Rate Lock Contracts	—	—	45	45
Forward Mortgage Loan Sale Contracts	—	—	214	214
	$—	$210,867	$259	$211,126
On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

No write-downs to OREO were recorded for the nine months ended September 30, 2021 or for the year ended December 31, 2020.

Quantitative information about the Company's OREO non-recurring Level 3 fair value measurements at September 30, 2021 and December 31, 2020 is as follows:

OREO consists of one single-family residence with a fair value of $293,000 as of September 30, 2021 and December 31, 2020.  OREO was evaluated by third party appraisals with unobservable input of management adjustment in the range of 5%-6% to reflect current conditions and selling costs.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at September 30, 2021 and December 31, 2020 are summarized as follows:

		September 30, 2021		December 31, 2020
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$206,927	$206,927	$137,654	$137,654
Federal funds sold and other cash equivalents	Level 1	170,000	170,000	57,000	57,000
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	345,000	345,000	210,867	210,867
Investment securities - HTM	Level 2	6,258	6,598	7,174	7,603
Mortgage loans held for sale	Level 1	15,188	15,415	49,963	50,716
Loans, net	Level 3	2,808,123	2,817,699	2,677,429	2,687,751
Equity securities	Level 3	14,815	14,815	14,894	14,894
Servicing assets:	Level 2	12,141	19,977	13,965	15,617

		Notional	Fair	Notional	Fair
Derivative assets:		Value	Value	Value	Value
Interest Rate Lock Contracts	Level 3	$7,734	$113	$27,665	$45
Forward Mortgage Loan Sale Contracts	Level 3	23,088	400	55,089	214

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$2,967,813	$2,972,143	$2,635,128	$2,632,933
FHLB advances	Level 3	150,000	144,477	150,000	149,964
Long-term debt	Level 3	172,862	177,018	104,391	137,930
Subordinated debentures	Level 3	14,447	13,948	14,283	14,654

NOTE 20 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”):

	For the Three Months Ended September 30,
	2021		2020
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$15,364		$8,520
Less: Earnings allocated to participating securities	$(53)		$(9)
Shares outstanding		19,516,393		19,739,280
Impact of weighting shares		(173,131)		(21,712)
Used in basic EPS	15,311	19,343,262	8,511	19,717,568
Dilutive effect of outstanding
Stock options		454,925		87,324
Used in dilutive EPS	$15,311	19,798,187	$8,511	19,804,892

Basic earnings per common share	$0.79		$0.43
Diluted earnings per common share	$0.77		0.43

	For the Nine Months Ended September 30,
	2021		2020
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$41,200		$21,781
Less: Earnings allocated to participating securities	(144)		(29)
Shares outstanding		19,516,393		19,739,280
Impact of weighting shares		(99,785)		60,337
Used in basic EPS	41,056	19,416,608	21,752	19,799,617
Dilutive effect of outstanding
Stock options		412,004		158,995
Used in dilutive EPS	$41,056	19,828,612	$21,752	19,958,612

Basic earnings per common share	$2.11		$1.10
Diluted earnings per common share	$2.07		1.09

Stock options for 0 shares and 378,709 shares of common stock were not considered in computing diluted earnings per common share for September 30, 2021 and 2020, respectively because they were anti-dilutive.

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Non-interest income, in scope (1)
Fees and service charges on deposit accounts	$534	$353	$1,839	$1,244
Other fees (2)	2,017	254	2,300	512
Other income (3)	488	466	1,642	1,403
Total in-scope non-interest income	3,039	1,073	5,781	3,159
Non-interest income, not in scope (4)	2,485	1,654	9,808	6,391
Total non-interest income	$5,524	$2,727	$15,589	$9,550

(1)	There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606.
(2)	Other fees consists of wealth management fees, miscellaneous loan fees and postage/courier fees.
(3)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity and OREO income.
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

NOTE 22 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At September 30, 2021 and December 31, 2020, the balance of the investment for qualified affordable housing projects was $6.9 million and $7.6 million, respectively. This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified housing projects totaled $1.1 million and $1.6 million at September 30, 2021 and December 31, 2020, respectively. The Company expects to fulfill these commitments between 2021 and 2029.

For the three months ended September 30, 2021 and 2020, the Company recognized amortization expense of $259,000 and $247,000, respectively, which was included within income tax expense on the consolidated statements of income.  For the nine months ended September 30, 2021 and 2020, the Company recognized amortization expense of $778,000 and $740,000, respectively, which was included within income tax expense on the consolidated statements of income.

NOTE 23 - RECENT DEVELOPMENTS

On October 20, 2021, RBB Bancorp announced a cash dividend of $0.13 per share for the third quarter of 2021. The dividend is payable on November 12, 2021 to common shareholders of record as of November 1, 2021.

The Company and Bank of the Orient (“BOTO”) announced on July 12, 2021, that the Bank had entered into an agreement to buy the Honolulu, Hawaii branch office of BOTO (the "Branch"). The terms of the agreement provide for the Bank to acquire all the premises and equipment at the Branch, all deposits totaling approximately $81.5 million as of September 30, 2021, and selected performing loans totaling approximately $9.9 million as of September 30, 2021, for a total consideration of $2.8 million. The transaction is subject to regulatory approval and is expected to be completed in mid- January 2022.

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

Given the ongoing and dynamic nature of the COVID-19 pandemic, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity and prospects remain uncertain. Although general business and economic conditions have begun to recover, the recovery could be slowed or reversed by a number of factors, including increases in COVID-19 infections, the tight labor market, supply chain disruptions, inflationary pressures, or turbulence in domestic or global financial markets, which could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill or other intangible assets in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response, to the COVID-19 pandemic could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance. In addition to the foregoing, the following additional factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

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

GENERAL

RBB is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for the Bank and RAM. At September 30, 2021, RBB had total consolidated assets of $3.8 billion, gross consolidated loans of $2.9 billion HFI and HFS, total consolidated deposits of $3.0 billion and total consolidated stockholders' equity of $456.0 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides consumer and business banking services to the Chinese-American communities in Los Angeles County, Orange County, Ventura County (California), Brooklyn, Queens and Manhattan (New York City), Chinatown and Bridgeport (Chicago), Las Vegas (Clark County, Nevada) and in Edison, New Jersey, including remote deposit, E-banking, mobile banking, commercial and investor real estate loans, business loans and lines of credit, SBA 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts. RAM was formed to hold and manage problem assets acquired in business combinations.

The Company operates 22 full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, and Westlake Village (California), Brooklyn, Queens and Manhattan (New York City), Chinatown and Bridgeport (Chicago), Las Vegas (Nevada) and Edison, New Jersey.

RBB has completed six acquisitions since 2011, including the acquisition of PGBH which was completed on January 10, 2020.

The Company and BOTO announced on July 12, 2021, that the Bank had entered into an agreement to buy the Honolulu, Hawaii branch office of BOTO. The terms of the agreement provide for the Bank to acquire all the premises and equipment at the Branch, all deposits totaling approximately $38.5 million as of September 30, 2021, and selected performing loans totaling approximately $9.9 million as of September 30, 2021, for a total consideration of $2.8 million. The transaction is subject to regulatory approval and is expected to be completed in mid-January 2022.

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

We have been and will continue to actively address client needs, including offering loan relief to all impacted clients. We have participated in the SBA Paycheck Protection Program (“PPP”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Analysis of Financial Condition – COVID-19 Impact on Loan Quality” for a discussion of the COVID-19 pandemic’s effect on the Company’s loan portfolio with certain information provided as of September 30, 2021.

Since mid-August 2020, most of our employees located in our operations center are working alternating 14-day shifts in the office, unless they require working remotely from home. We implemented “social distancing” to space employees in work areas. Employees wear masks as a further precaution, and we are encouraging all staff to be vaccinated.  As of July 2021, we have called most of our staff back to the office, however, certain higher-risk employees may continue to work remotely.

The COVID-19 pandemic has impacted and will continue to impact our financial performance in the following manner:

●	We expect lower single-family loan growth due to the accelerated pre-payments in the non-qualified mortgage loans caused by historically low interest rates;
● ●

We expect lower loan sales volume and no gains on non-qualified mortgages, due to loan pay-offs being greater than originations;

We expect higher SBA loan pay-offs due to government direct borrowing programs to small businesses;

●	We expect commercial real estate loan origination volume to remain stable; and,
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

For the third quarter of 2021, we reported net earnings of $15.4 million, compared with $8.5 million for the third quarter of 2020, reflecting an increase of $6.8 million from the third quarter of 2020. Diluted earnings per share was $0.77 per share for the third quarter of 2021, compared to $0.43 for the same period last year.

At September 30, 2021, total assets were $3.8 billion, an increase of $451.7 million, or 13.5%, from total assets of $3.4 billion at December 31, 2020. Interest-earning assets were $3.6 billion as of September 30, 2021, an increase of $409.2 million, or 13.0%, compared with $3.2 billion at December 31, 2020. The increase in interest-earning assets was primarily due to a $133.2 million increase in investment securities, a $113.0 million increase in term federal funds, a $64.8 million increase in interest bearing due from banks and a $133.6 million increase in loans held for investment, partially offset by a $34.8 million decrease in mortgage loans held for sale.

At September 30, 2021, AFS investment securities totaled $345.0 million, inclusive of a pre-tax net unrealized loss of $765,000, compared to $210.9 million, inclusive of a pre-tax unrealized gain of $1.6 million at December 31, 2020. HTM investment securities totaled $6.3 million at September 30, 2021 and $7.2 million at December 31, 2020.

Total HFI loans and leases, net of deferred fees and discounts, increased $133.6 million or 4.9% to $2.84 billion at September 30, 2021, compared to $2.71 billion at December 31, 2020. The increase was primarily due to organic loan growth. From December 31, 2020 to September 30, 2021, commercial real estate (“CRE”) loans increased by $202.0 million, construction and land development (“C&D”) loans increased by $85.0 million, and other loans increased by $18.9 million.  These increases were partially offset by decreases in single-family residential (“SFR”) mortgage loans of $149.6 million, commercial and industrial ("C&I") loans of  $13.8 million, and SBA loans decreased by $9.0 million,  The SFR mortgage portfolio is pre-paying more quickly than anticipated at origination because interest rates to refinance are at historical lows.

HFS loans were $15.2 million at September 30, 2021, compared to $50.0 million at December 31, 2020.  The decrease was due to loan sales.

Noninterest-bearing deposits were $824.8 million at September 30, 2021, an increase of $207.6 million, or 33.6% compared to $617.2 million at December 31, 2020.  Interest-bearing deposits were $2.14 billion  at September 30, 2021, an increase of $125.1 million, or 6.2%, compared to $2.02 billion at December 31, 2020. The increases were driven by normal business growth.  At September 30, 2021, noninterest-bearing deposits were 27.8% of total deposits, compared to 23.4% at December 31, 2020.

Our average cost of total deposits was 0.35% for the quarter ended September 30, 2021, compared to 0.87% for the same period last year. The decrease is primarily due to a $408.0 million increase in average noninterest bearing demand deposits, and a decrease in the average rate paid on interest-bearing deposits to 0.51% from 1.14% due to the decline in market rates.

Borrowings, consisting of long-term FHLB advances, long-term debt and subordinated debt, increased to $337.3 million at September 30, 2021, compared to $268.7 million as of December 31, 2020, or an increase of $68.6 million or 25.5%.  This primarily was due to the subordinated debenture issuance in March 2021 of $120.0 million, partially offset by the redemption of $50 million in subordinated debentures that were issued in March 2016.  The $120.0 million of ten-year subordinated debentures have a fixed to floating rate, with a fixed rate of 4.00% through April 1, 2026 and a floating rate thereafter of three month SOFR plus 329 basis points and will mature on April 1, 2031. The $150.0 million in five-year original term FHLB advances have an average fixed rate of 1.18% and will mature by March 2025. The purpose of the advances was to enhance our liquidity in light of the COVID-19 pandemic at an attractive interest rate. As of September 30, 2021 and December 31, 2020, we had no short-term advances from the FHLB.

The Company adopted ASU 2016-02, Leases, as of January 1, 2021.  As of September 30, 2021, the Company reported $23.7 million in right-of-use assets for operating leases and $24.5 million in lease liabilities.

The allowance for loan losses was $32.2 million at September 30, 2021, compared to $29.3 million at December 31, 2020, an increase of $2.9 million during the nine-month period ending September 30, 2021. The increase was due to a $3.3 million loan loss provision, attributable to loan growth, partially offset by a decrease in our COVID-19 reserve because of the improving economic conditions. The allowance for loan losses to total HFI loans and leases outstanding was 1.13% and 1.08% as of September 30, 2021 and December 31, 2020, respectively.

Shareholders’ equity increased $27.5 million, or 6.4%, to $456.0 million during the nine-month period ending September 30, 2021 due to $41.2 million of net income, $3.2 million from the exercise of stock options and $870,000 from stock-based compensation, which was partially offset by $7.4 million of common stock dividends, $8.7 million from the repurchase of common stock and a $1.7 million decrease in net accumulated other comprehensive income. The decrease in accumulated other comprehensive income primarily resulted from decreases in unrealized gains on AFS securities.

Our capital ratios under the revised capital framework referred to as Basel III remain well capitalized. As of September 30, 2021, the Company’s Tier 1 leverage capital ratio was 10.26%, the common equity Tier 1 ratio was 14.82%, the Tier 1 risk-based capital ratio was 15.38%, and the total risk-based capital ratio was 23.30%. See “Analysis of Financial Condition -- Regulatory Capital Requirements” herein for a further discussion of our regulatory capital requirements.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2021	2020	$ or #	%	2021	2020	$ or #	%
	(Dollars in thousands, except per share amounts)				(Dollars in thousands, except per share amounts)
Interest income	$37,108	$35,125	$1,983	5.6%	$108,619	$103,256	$5,363	5.2%
Interest expense	5,532	7,874	(2,342)	(29.7)%	17,501	27,378	(9,877)	(36.1)%
Net interest income	31,576	27,251	4,325	15.9%	91,118	75,878	15,240	20.1%
Provision for loan losses	1,196	3,861	(2,665)	(69.0)%	3,324	8,815	(5,491)	(62.3)%
Net interest income after provision for loan losses	30,380	23,390	6,990	29.9%	87,794	67,063	20,731	30.9%
Noninterest income	5,524	2,727	2,797	102.6%	15,589	9,550	6,039	63.2%
Noninterest expense	14,420	13,978	442	3.2%	44,892	45,060	(168)	(0.4)%
Income before income taxes	21,484	12,139	9,345	77.0%	58,491	31,553	26,938	85.4%
Income tax expense	6,120	3,619	2,501	69.1%	17,291	9,772	7,519	76.9%
Net income	$15,364	$8,520	$6,844	80.3%	$41,200	$21,781	$19,419	89.2%
Share Data
Earnings per common share:
Basic	$0.79	$0.43	$0.36	83.7%	$2.11	$1.10	$1.01	91.8%
Diluted (1)	0.77	0.43	0.34	79.1%	2.07	1.09	0.98	89.9%
Weighted average shares outstanding (1):
Basic	19,343,262	19,717,568	(374,306)	(1.9)%	19,416,608	19,799,617	(383,009)	(1.9)%
Diluted	19,798,187	19,804,892	(6,705)	(0.0)%	19,828,612	19,958,612	(130,000)	(0.7)%
Performance Ratios
Return on average assets, annualized	1.54%	1.05%	0.49%	46.7%	1.47%	0.93%	0.54%	58.1%
Return on average shareholders’ equity, annualized	13.52%	8.06%	5.46%	67.7%	12.45%	7.01%	5.44%	77.6%
Noninterest income to average assets, annualized	0.55%	0.34%	0.21%	61.8%	0.56%	0.41%	0.15%	36.6%
Noninterest expense to average assets, annualized	1.45%	1.72%	(0.27)%	(15.7)%	1.60%	1.92%	(0.32)%	(16.7)%
Efficiency ratio	38.87%	46.63%	(7.76)%	(16.6)%	42.07%	52.75%	(10.68)%	(20.3)%
Dividend payout ratio	16.46%	18.18%	(1.72)%	(9.5)%	18.01%	26.87%	(8.86)%	(33.0)%
Average equity to asset ratio	11.40%	13.04%	(1.64)%	(12.6)%	11.80%	13.22%	(1.42)%	(10.7)%
Return on average tangible common equity, annualized (2)	16.17%	9.81%	6.35%	64.7%	14.95%	8.59%	6.36%	74.1%
Tangible book value per share (2)	$19.60	$17.56	$2.04	11.6%	$19.60	$17.56	$2.04	11.6%

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

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2021 and 2020. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended September 30,
	2021			2020
(tax-equivalent basis, dollars in thousands)	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$628,020	$618	0.39%	$179,521	$351	0.78%
Securities (2)
Available for sale	336,130	856	1.01%	168,151	558	1.32%
Held to maturity	6,262	56	3.55%	7,604	71	3.71%
Mortgage loans held for sale	5,218	46	3.50%	19,848	171	3.43%
Loans held for investment: (3)
Real estate	2,361,405	30,911	5.19%	2,266,752	29,616	5.20%
Commercial	374,125	4,644	4.92%	377,789	4,366	4.60%
Total loans held for investment	2,735,530	35,555	5.16%	2,644,541	33,982	5.11%
Total earning assets	3,711,160	$37,131	3.97%	3,019,665	$35,133	4.63%
Noninterest-earning assets	242,742			204,638
Total assets	$3,953,902			$3,224,303

Interest-bearing liabilities:
NOW	$71,454	$48	0.27%	$59,451	$50	0.33%
Money market	660,806	615	0.37%	454,820	698	0.61%
Saving deposits	139,555	34	0.10%	126,635	31	0.10%
Time deposits, less than $250,000	644,013	977	0.60%	699,765	2,539	1.44%
Time deposits, $250,000 and over	604,394	1,071	0.70%	584,586	2,207	1.50%
Total interest-bearing deposits	2,120,222	2,745	0.51%	1,925,257	5,525	1.14%
FHLB advances	150,000	445	1.18%	151,739	444	1.16%
Long-term debt	172,767	2,194	5.04%	104,252	1,748	6.67%
Subordinated debentures	14,411	148	4.07%	14,195	157	4.40%
Total interest-bearing liabilities	2,457,400	5,532	0.89%	2,195,443	7,874	1.43%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,003,304			595,264
Other noninterest-bearing liabilities	42,419			13,270
Total noninterest-bearing liabilities	1,045,723			608,534
Shareholders' equity	450,779			420,326
Total liabilities and shareholders' equity	$3,953,902			$3,224,303
Net interest income / interest rate spreads		$31,599	3.08%		$27,259	3.20%
Net interest margin			3.38%			3.59%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

	Nine Months Ended September 30,
	2021			2020
(tax-equivalent basis, dollars in	Average	Interest	Yield /	Average	Interest	Yield /
thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$476,780	$1,523	0.43%	$220,195	$1,865	1.13%
Securities: (2)
Available for sale	301,653	2,180	0.97%	159,373	2,136	1.79%
Held to maturity	6,640	182	3.66%	7,760	218	3.75%
Mortgage loans held for sale	26,579	630	3.17%	40,936	1,454	4.74%
Loans held for investment: (3)
Real estate	2,320,525	90,226	5.20%	2,141,022	84,261	5.26%
Commercial	382,168	13,930	4.87%	359,907	13,347	4.95%
Total loans held for investment	2,702,693	104,156	5.15%	2,500,929	97,608	5.21%
Total earning assets	3,514,345	$108,671	4.13%	2,929,193	$103,281	4.71%
Noninterest-earning assets	233,652			208,000
Total assets	$3,747,997			$3,137,193

Interest-bearing liabilities:
NOW deposits	$67,633	$136	0.27%	$53,633	$153	0.38%
Money market deposits	627,024	1,866	0.40%	430,524	2,534	0.79%
Savings deposits	137,072	101	0.10%	121,836	117	0.13%
Time deposits, less than $250,000	654,776	3,635	0.74%	720,810	9,408	1.74%
Time deposits, $250,000 and over	600,973	3,787	0.84%	598,137	8,357	1.87%
Total interest-bearing deposits	2,087,478	9,525	0.61%	1,924,940	20,569	1.43%
FHLB advances	150,000	1,320	1.18%	118,029	1,033	1.17%
Long-term debt	152,600	6,209	5.44%	104,168	5,243	6.72%
Subordinated debentures	14,357	447	4.16%	14,221	533	5.01%
Total interest-bearing liabilities	2,404,435	17,501	0.97%	2,161,358	27,378	1.69%
Noninterest-bearing liabilities
Noninterest-bearing deposits	858,087			546,419
Other noninterest-bearing liabilities	43,038			14,606
Total noninterest-bearing liabilities	901,125			561,025
Shareholders' equity	442,437			414,810
Total liabilities and shareholders' equity	$3,747,997			$3,137,193
Net interest income / interest rate spreads		$91,170	3.16%		$75,903	3.02%
Net interest margin			3.47%			3.46%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

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

	Comparison of Three Months Ended			Comparison of Nine Months Ended
	September 30, 2021 and 2020			September 30, 2021 and 2020
	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$1,389	$(1,122)	$267	$1,789	$(2,131)	$(342)
Securities: (2)
Available for sale	1,085	(787)	298	1,757	(1,713)	44
Held to maturity	(12)	(3)	(15)	(31)	(5)	(36)
Mortgage loans held for sale	(149)	24	(125)	(424)	(400)	(824)
Loans held for investment: (3)
Real estate	1,672	(377)	1,295	7,513	(1,548)	5,965
Commercial	(262)	540	278	919	(336)	583
Total loans held for investment	1,410	163	1,573	8,432	(1,884)	6,548
Total earning assets	$3,723	$(1,725)	$1,998	$11,523	$(6,133)	$5,390

Interest-bearing liabilities
NOW	$37	$(39)	$(2)	$48	$(65)	$(17)
Money market	1,124	(1,207)	(83)	1,292	(1,960)	(668)
Saving deposits	3	-	3	20	(36)	(16)
Time deposits, less than $250,000	(188)	(1,374)	(1,562)	(794)	(4,979)	(5,773)
Time deposits, $250,000 and over	491	(1,627)	(1,136)	66	(4,636)	(4,570)
Total interest-bearing deposits	1,467	(4,247)	(2,780)	632	(11,676)	(11,044)
FHLB advances	(24)	25	1	278	9	287
Long-term debt	2,802	(2,356)	446	2,577	(1,611)	966
Subordinated debentures	15	(24)	(9)	9	(95)	(86)
Total interest-bearing liabilities	4,260	(6,602)	(2,342)	3,496	(13,373)	(9,877)
Changes in net interest income	$(537)	$4,877	$4,340	$8,027	$7,240	$15,267

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

Results of Operations—Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020

The following discussion of our results of operations compares the three months ended September 30, 2021 and 2020. The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

Net Interest Income/Average Balance Sheet. In the third quarter of 2021, we generated $31.6 million of taxable-equivalent net interest income, which was an increase of $4.3 million, or 15.9%, from the $27.3 million of taxable-equivalent net interest income we earned in the third quarter of 2020. The increase in net interest income was primarily due to a $691.5 million increase in average earning assets and a 54 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a 66 basis point decrease in the average yield on interest-earning assets.  The decrease in average yield on interest-earning assets was primarily due to a decrease in rates. The increase in average interest-earning assets resulted from increases in average federal funds sold and cash equivalents, investment securities and average loan balances.

Our average interest-bearing deposit balances increased by $195.0 million, primarily as a result of organic growth. The decrease in interest expense was primarily due to a 54 basis point decrease in the average rate paid on interest-bearing liabilities. For the three months ended September 30, 2021 and 2020, our net interest margin was 3.38% and 3.59%, respectively.  Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the three months ended September 30, 2021 and 2020, excluding accretion income, would have been 3.35% and 3.51%, respectively.

Total tax-equivalent interest income was $37.1 million for the third quarter of 2021 compared to $35.1 million for the third quarter of 2020. The $2.0 million, or 5.7%, increase in total tax-equivalent interest income was primarily due to a $691.5 million increase in average earning assets, partially offset by a 66 basis point decrease in the yield on average earning assets.

Interest and fees on HFI and HFS loans for the third quarter of 2021 was $35.6 million compared to $34.2 million for the third quarter of 2020. The $1.4 million, or 4.2%, increase was primarily due to a $76.4 million, or 2.9%, increase in the average balance of total loans outstanding and a 5 basis point increase in the average yield on HFI loans. The increase in the average loan balance was primarily due to organic loan growth. Purchased loan discount accretion income totaled $289,000 in the third quarter of 2021 compared to $695,000 in the third quarter of 2020. The average yield on loans benefits from discount accretion on our purchased loan portfolio. For the three months ended September 30, 2021 and 2020, the yield on total HFI and HFS loans was 5.15% and 5.10%, respectively, while the yield on total loans excluding accretion income would have been 5.11% and 5.00%, respectively.  Due to payoffs of acquired loans, we expect accretion income to decline through the remainder of 2021.

	As of and For the Three Months Ended		As of and For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Beginning balance of discount on purchased loans	$2,208	$4,076	$2,872	$5,068
Additions due to acquisitions:
Commercial and industrial	—	—	—	39
Construction and land development	—	—	—	1
Commercial real estate	—	—	—	397
Single family residential mortgages	—	—	—	449
Total additions	$—	$—	$—	$886
Accretion:
Commercial and industrial	(2)	3	(8)	4
SBA	2	3	8	14
Construction and land development	—	1	1	5
Commercial real estate	51	538	163	2,030
Single family residential mortgages	238	150	789	520
Total accretion	$289	$695	$953	$2,573
Ending balance of discount on purchased loans	$1,919	$3,381	$1,919	$3,381

Interest income on our total securities portfolio (taxable equivalent) increased $283,000, or 45.0%, to $912,000 in the third quarter of 2021 compared to $629,000 in the third quarter of 2020. This increase is primarily attributable to a $166.6 million, or 94.8%, increase in the average balance, partially offset by a 37 basis point decrease in the yield on average securities, in the third quarter of 2021 as compared to the third quarter of 2020. Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the Company’s consolidated statements of income has not been grossed-up.

Interest income on interest-earning deposits, dividend income on FHLB stock, federal funds sold, cash equivalents and other investments increased to $618,000 for the three months ended September 30, 2021 compared to $351,000 for the three months ended September 30, 2020. This increase was primarily due to a $448.5 million increase in the average balance of short-term cash investments, partially offset by a 39 basis point decrease in the average yield between the two periods.

Interest expense on interest-bearing liabilities decreased by $2.3 million, or 29.7%, to $5.5 million for the third quarter of 2021 as compared to $7.9 million in the third quarter of 2020 due to decreases in interest rates on both deposits and borrowings, partially offset by a $262.0 million increase in average interest-bearing liabilities.

Interest expense on deposits decreased to $2.7 million for the third quarter of 2021 as compared to $5.5 million for the third quarter of 2020. The $2.8 million, or 50.3%, decrease in interest expense on deposits was primarily due to a 63 basis point decrease in the average rate paid on interest-bearing deposits, plus a $35.9 million decrease in average time deposits, partially offset by $230.9 million increase in average NOW, money market and saving deposits. Deposits increased due to organic deposit growth. The average balance of interest-bearing deposits increased $195.0 million, or 10.1%, from $1.9 billion in the third quarter of 2020 compared to $2.1 billion in the third quarter of 2021.  Average brokered certificates of deposit were $17.2 million in the third quarter of 2021 compared to $2.5 million in the third quarter of 2020. Average non-interest-bearing deposits increased to $1.0 billion, or 68.6%, from $595.3 million in the third quarter of 2020. The 63 basis point decrease in the average rate paid on interest-bearing deposits was primarily due to lower market interest rates.

Interest expense on FHLB advances increased $1,000 from $444,000 in the third quarter of 2020 to $445,000 in the third quarter of 2021. The average balance decreased from $151.7 million to $150.0 million between the two quarters. The $150.0 million in FHLB advances at September 30, 2021 were fixed-rate FHLB advances with an average rate of 1.18% maturing in the first quarter of 2025. The purpose of this borrowing was to obtain funding in order to enhance liquidity in light of the COVID-19 pandemic and obtain funding at an attractive interest rate. The Company had no outstanding overnight FHLB advances as of September 30, 2021 and no overnight FHLB advances as of September 30, 2020.

Interest expense on long-term debt and subordinated debentures increased by $437,000 to $2.3 million in the third quarter of 2021 from $1.9 million during the third quarter of 2020. The increase in interest expense on long-term debt and subordinated debentures was due to the issuance of $120.0 million of subordinated debentures at an initial rate of 4.0% on March 23, 2021, of which $50.0 million was used to redeem the 2016 issuance of subordinated debentures. The average balance of long-term debt and subordinated debentures increased to $187.2 million in the third quarter of 2021, compared to $118.4 million in the third quarter of 2020.  The average rate on long-term debt and subordinated debentures was 4.96% in the third quarter of 2021 compared to 6.40% in the third quarter of 2020.

Provision for Loan Losses. The $2.7 million decrease in the provision for loan losses, to $1.2 million in the third quarter of 2021 compared to $3.9 million in the third quarter of 2020, was primarily attributable to decreasing our COVID-19 special reserve by 50%, a decrease in 30-89 day past due loans and a decrease in non-performing loans. There were $317,000 in net loan charge-offs in the third quarter of 2021, as compared to $47,000 in net loan charge-offs in the third quarter of 2020.

Noninterest Income. Noninterest income increased $2.8 million, or 102.6%, to $5.5 million for the third quarter of 2021, compared to $2.7 million in the same quarter in the prior year. The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		Increase (decrease)		For the nine months ended September 30,		Increase (decrease)
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Noninterest income:
Service charges, fees and other	$3,100	$1,199	$1,901	158.5%	$5,884	$3,343	$2,541	76.0%
Gain on sale of loans	1,790	760	1,030	135.5%	8,203	3,552	4,651	130.9%
Loan servicing fee, net of amortization	62	546	(484)	(88.6)%	426	1,846	(1,420)	(76.9)%
Recoveries on loans acquired in business combinations	68	32	36	112.5%	78	79	(1)	(1.3)%
Unrealized loss on equity investments	(5)	(56)	51	(91.1)%	(60)	(56)	(4)	7.1%
Gain on derivatives	178	—	178	100.0%	323	—	323	100.0%
Increase in cash surrender of life insurance	331	194	137	70.6%	735	576	159	27.6%
Gain on sale of securities	—	52	(52)	(100.0)%	—	210	(210)	(100.0)%
Total noninterest income	$5,524	$2,727	$2,797	102.6%	$15,589	$9,550	$6,039	63.2%

Service charges, fees and other income. Service charges, fees and other income totaled $3.1 million in the third quarter of 2021, compared to $1.2 million in the third quarter of 2020. The $1.9 million increase was in primarily due to a $1.8 million CDFI Rapid Response Program grant.  In mid-June, 2021 the Bank was awarded a $1.8 million grant under the US Treasury’s Rapid Response Program to facilitate a rapid response to the economic impacts of the COVID-19 pandemic in distressed and underserved communities. The award was received in August 2021 after finalization of the contract between the Bank and the US Treasury which included various performance goals and measures that specify the use of the funds to provide affordable housing. The funds had been disbursed pursuant to two loans that provide affordable housing to underserved communities.

Gain on sale of loans. Gains on sale of loans are comprised primarily of gains on sale of SFR mortgage loans and SBA loans. Gains on sale of loans totaled $1.8 million in the third quarter of 2021, compared to $760,000 in the third quarter of 2020. The increase was primarily caused by an increase of $13.0 million in loan sale volume, primarily due to an increase in FNMA loan sales.

The following table presents information on loans sold and gains on loans sold for the three and nine months September 30, 2021 and 2020.

	For the three months ended September 30,		Increase (Decrease)		For the nine months ended September 30,		Increase (Decrease)
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Loans sold:
SBA	$5,930	$—	$5,930	100.0%	$15,373	$2,646	$12,727	481.0%
Single family residential mortgage	36,600	29,489	7,111	24.1%	238,991	137,674	101,317	73.6%
	$42,530	$29,489	$13,041	44.2%	$254,364	$140,320	$114,044	81.3%
Gain on loans sold:
SBA	$553	$—	$553	100.0%	$1,655	$159	$1,496	940.9%
Single family residential mortgage	1,237	760	477	62.8%	6,548	3,393	3,155	93.0%
	$1,790	$760	$1,030	135.5%	$8,203	$3,552	$4,651	130.9%

Loan servicing income, net of amortization. Our loan servicing income, net of amortization, decreased by $484,000 to $62,000 for the three months ended September 30, 2021 compared to net servicing income of $546,000 for the three months ended September 30, 2020. Loan servicing income, net of amortization decreased due to a lower amount of SFR loans serviced, and loan payoffs.  We are experiencing higher loan pre-payments in SFR loans due to historic low mortgage rates.  The decrease in SBA loan servicing income is due to the SBA offering Economic Injury Disaster loans, which are loans directly to borrowers from the SBA at rates between 2.75% and 3.75%.  The borrowers are using these loans to refinance their 7A loans.  The following table presents information on loans servicing income for the three and nine months ended September 30, 2021 and 2020.

(dollars in thousands)	For the three months ended September 30,		Increase (Decrease)		For the nine months ended September 30,		Increase (Decrease)
For the period	2021	2020	$	%	2021	2020	$	%
Loan servicing income, net of amortization:
Single family residential loans serviced	$164	$293	$(129)	(44.0)%	$91	$1,235	$(1,144)	(92.6)%
SBA loans serviced	(102)	253	(355)	(140.3)%	335	611	(276)	(45.2)%
Total	$62	$546	$(484)	(88.6)%	$426	$1,846	$(1,420)	(76.9)%

We are servicing SFR mortgage loans for other financial institutions and FNMA, and we are servicing SBA and CRE loans as of September 30, 2021. The decline in the respective servicing portfolios reflects prepayment of loans from year-end 2020 through the third quarter of 2021.

The following table shows loans serviced for others as of September 30, 2021 and 2020:

	September 30,		Increase (Decrease)
(dollars in thousands)	2021	2020	$	%
As of period-end
Single family residential loans serviced	$1,366,256	$1,569,407	$(203,151)	(12.9)%
SBA loans serviced	140,497	153,382	(12,885)	(8.4)%
Commercial real estate loans serviced	4,089	4,164	(75)	(1.8)%
Total	$1,510,842	$1,726,953	$(216,111)	(12.5)%

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations was $68,000 and $32,000 for quarters ended September 30, 2021 and 2020, respectively.

Unrealized loss on equity securities.  There was $5,000 in unrealized loss on equity securities for the third quarter of 2021, compared to $56,000 unrealized loss in the third quarter of 2020, per the guidance of ASU 2016-01.

Gain on Derivatives.  The $178,000 gain on derivatives in the third quarter was due to a higher amount of loans that were committed to be delivered to FNMA at quarter-end.

Cash surrender value of life insurance. The income from the cash surrender value of life insurance increased $137,000 in the quarter ended September 30, 2021 compared to the same quarter in 2020.  We purchased additional BOLI in the second quarter of 2021.

Noninterest expense. Noninterest expense increased $442,000 or 3.2%, to $14.4 million in the third quarter of 2021 compared to $14.0 million in the third quarter of 2020. The following table sets forth major components of our noninterest expense for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		Increase (decrease)		For the nine months ended September 30,		Increase (decrease)
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Noninterest expense:
Salaries and employee benefits	$8,772	$7,599	$1,173	15.4%	$26,756	$25,207	$1,549	6.1%
Occupancy and equipment expenses	2,189	2,360	(171)	(7.2)%	6,566	7,291	(725)	(9.9)%
Data processing	965	1,200	(235)	(19.6)%	3,636	3,224	412	12.8%
Legal and professional	746	675	71	10.5%	2,087	1,949	138	7.1%
Office expenses	311	271	40	14.8%	838	931	(93)	(10.0)%
Marketing and business promotion	324	131	193	147.3%	739	456	283	62.1%
Insurance and regulatory assessments	384	363	21	5.8%	1,086	774	312	40.3%
Amortization of core deposit intangible	281	357	(76)	(21.3)%	869	1,071	(202)	(18.9)%
OREO expenses	4	3	1	33.3%	13	31	(18)	(58.1)%
Merger expenses	40	62	(22)	(35.5)%	99	741	(642)	(86.6)%
Other expenses	404	957	(553)	(57.8)%	2,203	3,385	(1,182)	(34.9)%
Total noninterest expense	$14,420	$13,978	$442	3.2%	$44,892	$45,060	$(168)	(0.4)%

Salaries and employee benefits expense. Salaries and employee benefits expense increased $1.2 million, or 15.4%, to $8.8 million for the third quarter of 2021 compared to $7.6 million for the third quarter of 2020, due to normal salary increases, increases in staff level and increases in health benefit costs.  The number of full-time equivalent employees was 371 at September 30, 2021 compared to 341 at September 30, 2020. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory.  On a periodic basis, the human resources department will advise senior management of the following human capital management metrics:  (1) open positions, (2) overtime expense, (3) staff turnover, and (4) employee headcount.

Occupancy and equipment expense. Occupancy and equipment expense decreased $171,000, or 7.2%, to $2.2 million for the third quarter of 2021 compared to $2.4 million for the third quarter of 2020 due to decreases in rent due to branch consolidation.

Data processing expense. Data processing expense decreased $235,000, or 19.6%, to $965,000 for the third quarter of 2021, compared to $1.2 million for the third quarter of 2020, due to continued expense control and migrating to more cost effective cloud based systems. Effective June 2019, the Company renegotiated its data processing master agreement with the vendor, under which the Company is allowed to offset future monthly data processing expenses up to approximately $2.2 million through January 2026. As of September 30, 2021, $1.3 million of this benefit remained for future use.

Legal and professional expense. Legal and professional expense increased $71,000 to $746,000 in the three months ended September 30, 2021 compared to $675,000 for the three months ended September 30, 2020. This increase was primarily due to normal business activity.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and were $311,000 for the three months ended September 30, 2021 compared to $271,000 for the three months ended September 30, 2020. This increase primarily resulted from normal business activity.

Marketing and business promotion expense. Marketing and business promotion expense increased by $193,000, or 147.3%, to $324,000 in the third quarter of 2021, compared to $131,000 for the third quarter of 2020. The increase was primarily due to increased marketing efforts in the third quarter of 2021 that were reduced in 2020 due to COVID-19.

Insurance and regulatory expenses. Insurance and regulatory assessments increased $21,000, or 5.8%, to $384,000 in the third quarter of 2021.

Amortization of core deposit intangible expense. Amortization of the core deposit intangible was $281,000 in the third quarter of 2021, compared to $357,000 in the same period of 2020.

Merger expenses. Merger expense was $40,000 in the third quarter of 2021 compared to $62,000 in the same period of 2020, following the completion of the PGBH acquisition in the first quarter of 2020.

Other expenses. Other expenses decreased $553,000, or 57.8%, to $404,000 for the third quarter of 2021, compared to $957,000 in the third quarter of 2020. There was provision reserve for unfunded commitments recorded of $88,000 in the third quarter of 2021 compared to a provision of $100,000 in the third quarter of 2020. The Company recorded an impairment writedown reversal of $416,000 on servicing assets in the third quarter of 2021 and recorded an impairment writedown of $50,000 on servicing assets in the third quarter of 2020.

Income Tax Expense. During the three months ended September 30, 2021 and 2020, the Company recorded an income tax provision of $6.1 million and $3.6 million, respectively, reflecting an effective tax rate of 28.5% and 29.8% for the three months ended September 30, 2021 and 2020, respectively. The Company recognized tax benefit from stock option exercises of $534,000 for the three months ended September 30, 2021 and none for the same period in 2020.

Net Income. Net income after tax amounted to $15.4 million for the third quarter 2021, a $6.8 million increase, or an 80.3% increase from $8.5 million in the third quarter of 2020. For the third quarter of 2021 as compared to the third quarter of 2020, net interest income before the provision for loan losses increased by $4.3 million, the provision for loan losses decreased by $2.7 million, non-interest income increased by $2.8 million, non-interest expense increased by $442,000, and income tax expense increased by $2.5 million.

Results of Operations—Comparison of Results of Operations for the Nine Months Ended September 30, 2021 and September 30, 2020

The following discussion of our results of operations compares the nine months ended September 30, 2021 and September 30, 2020, respectively.  The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

Net Interest Income/Average Balance Sheet.  In the first nine months of 2021, we generated net interest income of $91.1 million, an increase of $15.2 million, or 20.1%, from the $75.9 million in net interest income for the first nine months of 2020.  This increase was largely due to a $585.2 million increase in the average balance of interest-earning assets, partially offset by a 58 basis point decrease in the average yield of interest-earning assets.  The increase in the average balance of interest-earning assets was primarily due to organic HFI loan growth, an increase in Federal funds sold and cash equivalents, and investment securities, partially offset by a decrease in average HFS loans.  The increase in Federal funds sold and cash equivalents is due to the increase in noninterest-bearing deposits.   For the nine months ended September 30, 2021 and 2020, our net interest margin was 3.47% and 3.46%, respectively.  Our net interest margin benefits from discount accretion on our purchased loan portfolios.  The net interest margin for the nine months ended September 30, 2021 and 2020, excluding accretion income, would have been 3.43% and 3.36%, respectively.

Total interest income was $108.6 million for the first nine-months of 2021 compared to $103.3 million for the first nine-months of 2020. The $5.4 million, or 5.2%, increase in total interest income was due to increases in interest earned on our loan portfolio, partially offset by a decrease in interest earned on our securities portfolio.

Interest and fees on loans was $104.8 million for the first nine-months of 2021 compared to $99.1 million for the first nine-months of 2020. The $5.7 million, or 5.8%, increase in interest income on loans was primarily due to a $187.4 million increase in average total loans partially offset by a 7 basis point decrease in the average yield on total loans. The average yield on loans benefits from discount accretion on our acquired loan portfolios. For the nine months ended September 30, 2021 and 2020, the average yield on total loans was 5.13% and 5.21%, respectively, while the average yield on total loans excluding accretion income would have been 5.09% and 5.09%, respectively. A portion of our acquired loan portfolio that is subject to discount accretion consists of commercial real estate loans.

Interest income on our securities portfolio (taxable equivalent) decreased $8,000, or 0.3%, to $2.4 million in the first nine months of 2021 compared to $2.4 million in the first nine months of 2020. The decrease in interest income on securities was primarily due to a an 86 basis point decrease in the average yield on securities, partially offset by $141.2 million increase in the average balance of the portfolio. Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the Company’s consolidated statements of income has not been grossed-up.

Interest income on our federal funds sold, cash equivalents and other investments decreased by $342,000, or 18.3%, to $1.5 million in the first nine months of 2021 compared to $1.9 million in the first nine months of 2020. The decrease in interest income on these cash equivalents was due to a 70 basis point decrease in the average yield partially offset by an increase in the average balance of $256.6 million.

Interest expense on interest-bearing liabilities decreased $9.9 million, or 36.1%, to $17.5 million in in the first nine months of 2021 compared to $27.4 million in the first nine months of 2020 due to lower rates on interest bearing deposits, long-term debt and subordinated debentures), partially offset by increases in interest bearing balances of $243.1 million (non-maturity deposits, jumbo time deposits, FHLB advances, long-term debt and subordinated debentures).

Interest expense on deposits decreased to $9.5 million in the first nine months of 2021 compared to $20.6 million in the first nine months of 2020.  The $11.1 million, or 53.7%, decrease in interest expense on deposits was primarily due to an 82 basis point decrease in average deposit rates, partially offset by a $162.5 million, or 8.4%, increase in the average balance of total interest bearing deposits. Average non-interest bearing deposits increased $311.7 million from the first nine-months of 2020 to 2021.  The increase in the average balance of deposits resulted primarily from normal organic growth.

Interest expense on borrowings (FHLB advances, long-term debt and subordinated debentures) increased to $8.0 million in the first nine months of 2021 compared to $6.8 million in the first nine months of 2020.  This increase was primarily due to  average FHLB advance increasing to $150.0 million in the first nine months of 2021 compared to $118.0 million in the first nine months of 2020.  FHLB advances were primarily used to fund held-for-sale loans.

Provision for Loan Losses.  Provision for loan loss expense in the first nine months of 2021 was $3.3 million, compared to $8.8 million in the first nine months of 2020.  The decrease was due to reducing our COVID-19 reserve by 50% in the third quarter of 2021 and a decrease in nonperforming loans.

Noninterest Income. Noninterest income increased $6.0 million, or 63.2%, to $15.6 million in the first nine months of 2021 compared to $9.6 million in the first nine months of 2020.  The table on page 46 sets forth the major components of our noninterest income for the respective periods.

Service charges, fees and other income. Service charges, fees and other income increased to $5.9 million in the first nine-months of 2021 compared to $3.3 million in the first nine-months of 2020. The increase primarily resulted from a $1.8 million CDFI Rapid Response Program grant received in August 2021.

Gain on sale of loans. Gain on sale of loans increased to $8.2 million in the first nine months of 2021 compared to $3.6 million in the first nine months of 2020 due to an increased amount of SBA and mortgage loan sales. As noted in the table on page 47, we sold $254.4 million in SFR mortgage and SBA loans in the first nine months of 2021, compared to $140.3 million in the same period of 2020.

Loan servicing income, net of amortization. Our loan servicing income, net of amortization decreased by $1.4 million to $426,000 for the nine months ended September 30, 2021 compared to $1.8 million for the nine months ended September 30, 2020.  The reduction in income is due to the decrease in loans being serviced in 2021, which is a result of higher pre-payments in SFR mortgages serviced.  We were servicing $1.5 billion in SFR mortgage, SBA and CRE loans as of September 30, 2021 compared to $1.7 billion as of September 30, 2020.  In 2021, the SBA announced the Economic Injury Disaster Loan ("EIDL") program.  This program allows current SBA borrowers to borrower directly from the SBA at rates between 2.75% to 3.75% for up to 30 years.  Many of our SBA borrowers have refinanced their SBA 7A loan with EIDL loans in the third quarter of 2021.  Additional details are reflected in the table on page 47.

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations decreased $1,000 to $78,000 in the first nine months of 2021 compared to $79,000 in the first nine months of 2020.

Unrealized loss on equity securities.  There was $60,000 unrealized loss on equity securities for the first nine months of 2021 and as compared to a loss of $56,000 for the first nine months of 2020, per the guidance of ASU 2016-01.

Gain on Derivatives.  The $323,000 gain on derivatives in the first nine months of 2021 was due to a higher amount of loans that were committed to be delivered to FNMA at quarter-end.

Increase in cash surrender of life insurance.  Cash surrender of life insurance value increased by $159,000 to $735,000 for the nine months ended September 30, 2021 compared to $576,000 for the nine months ended September 30, 2020.  This increase was due to purchasing additional BOLI in the second quarter of 2021.

Noninterest expense. Noninterest expense decreased $168,000, or 0.4%, to $44.9 million for the first nine months of 2021 compared to $45.1 million in the same period of 2020.  The table on page 48 sets forth the major components of our noninterest expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Salaries and employee benefits expense. Salaries and employee benefits expense increased $1.5 million, or 6.1%, to $26.8 million in the first nine months of 2021 compared to $25.2 million in the same period of 2020. This increase was primarily attributable to salary increases and increased staffing.  The number of full-time equivalent employees was 371 at September 30, 2021, 366 at December 31, 2020 and 341 at September 30, 2020.

Occupancy and equipment expense. Occupancy and equipment expense decreased $725,000, or 9.9%, to $6.6 million in the first nine months of 2021 compared to $7.3 million in the first nine months of 2020. The decrease in occupancy expense is mainly due to the closing of the Grand Street branch in Manhattan, NY in 2020 and the Chinatown Square branch in Chicago in 2021.

Data processing expense. Data processing expense increased $412,000, or 12.8%, to $3.6 million in the first nine months of 2021 compared to $3.2 million for the first nine months of 2020 mainly due to ongoing IT projects to improve efficiency and deliver additional products to our customers.

Legal and professional expense. Legal and professional expense increased $138,000, or 7.1%, to $2.1 million in the first nine months of 2021 compared to $1.9 million for the first nine months of 2020.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and totaled $838,000 in first nine months of 2021 compared to $931,000 for the first nine months of 2020. The $93,000, or 10.0%, decrease primarily resulted from decreased office activity.

Marketing and business promotion expense. Marketing and business promotion expense increased $283,000, or 62.1%, to $739,000 in the first nine months of 2021 compared to $456,000 for the first nine months of 2020. The increase was primarily due to increased business development activities following the COVID-19 pandemic.

Insurance and regulatory expenses. Insurance and regulatory assessments increased $312,000, or 40.3%, to $1.1 million, compared to $774,000 in the first nine months of 2020.  This increase was due to higher FDIC assessments.  In 2020, the Bank received a small bank credit from the FDIC.

Amortization expenses. Amortization of CDI was $869,000 in the first nine months of 2021, compared to $1.1 million in the first nine months of 2020.

Merger expense. Merger expense were $99,000 in the first nine months of 2021 compared to $741,000 in the first nine months of 2020, following the completion of the PGBH acquisition in January 2020.

Other expenses. Other expenses totaled $2.2 million in the first nine months of 2021 compared to $3.4 million for the same period of 2020. The decrease is attributable to a $383,000 decrease in the provision for off-balance sheet commitments and a reversal of impairment writedown of $416,000 on servicing assets recorded in the first nine months of 2020.

Income tax expense. Income tax expense was $17.3 million in the first nine months of 2021 compared to $9.8 million in the same period of 2020. This increase was due to $26.9 million increase in pre-tax income.  Effective tax rates were 29.6% and 31.0% in the first nine months of 2021 and 2020, respectively. The tax benefits from the exercise of stock options were $657,000 for the first nine months of 2021, and $26,000 for the same period in 2020.

Net Income. Net income increased $19.4 million to $41.2 million in the first nine months of 2021, compared to $21.8 million in the same period of 2020. The increase is primarily due to the $15.2 million increase in net interest income, $5.5 million decrease in the provision for credit losses, $6.0 million increase in non-interest income and $168,000 decrease in non-interest expense, partially offset by a $7.5 million increase in income tax expense.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets were $3.8 billion as of September 30, 2021 and $3.4 billion as of December 31, 2020. Cash and cash equivalents increased by $182.3 million, investment securities increased by $133.2 million, net HFI loans increased by $133.6 million, right-of-use assets for operating leases increased $23.7 million and bank owned life insurance increased $20.5 million, which were partially offset by a decrease of $34.8 million in HFS loans.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at September 30, 2021 and December 31, 2020. The book value for debt securities classified as available for sale is reflected at fair market value and the book value for securities classified as held to maturity is reflected at amortized cost.

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value
Government agency securities	$761	0.2%	$1,294	0.6%
SBA agency securities	3,825	1.1%	4,394	2.0%
Mortgage-backed securities - Government sponsored agencies	60,251	17.2%	17,677	8.1%
Collateralized mortgage obligations	125,311	35.7%	48,874	22.4%
Commercial paper	99,784	28.4%	102,448	47.0%
Corporate debt securities (1)	42,732	12.2%	34,563	15.9%
Municipal securities	12,336	3.4%	1,617	0.7%
Total securities, available for sale, at fair value	$345,000	98.2%	$210,867	96.7%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$1,506	0.4%	$2,407	1.1%
Tax-exempt municipal securities	4,752	1.4%	4,767	2.2%
Total securities, held to maturity, at amortized cost	6,258	1.8%	7,174	3.3%
Total securities	$351,258	100.0%	$218,041	100.0%

(1)	Comprised of corporate note securities, commercial paper and financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM for the periods presented.

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2021	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$748	$13	$—	$761
SBA agency securities	3,649	176	—	3,825
Mortgage-backed securities- Government sponsored agencies	60,498	158	(405)	60,251
Collateralized mortgage obligations	125,829	239	(757)	125,311
Commercial paper	99,963	—	(179)	99,784
Corporate debt securities	42,369	591	(228)	42,732
Municipal securities	12,709	—	(373)	12,336
	$345,765	$1,177	$(1,942)	$345,000
Held to maturity
Municipal taxable securities	$1,506	$95	$—	$1,601
Municipal securities	4,752	245	—	4,997
	$6,258	$340	$—	$6,598
December 31, 2020
Available for sale
Government agency securities	$1,257	$37	$—	$1,294
SBA securities	4,125	269	—	4,394
Mortgage-backed securities- Government sponsored agencies	17,415	270	(8)	17,677
Collateralized mortgage obligations	48,476	491	(93)	48,874
Commercial paper	102,462	—	(14)	102,448
Corporate debt securities	33,907	662	(6)	34,563
Municipal securities	1,621	2	(6)	1,617
	$209,263	$1,731	$(127)	$210,867
Held to maturity
Municipal taxable securities	$2,407	$139	$—	$2,546
Municipal securities	4,767	290	—	5,057
	$7,174	$429	$—	$7,603

The weighted-average book yield on the total investment portfolio at September 30, 2021 was 1.07% with a weighted-average life of 4.0 years. This compares to a weighted-average book yield of 1.14% with a weighted-average life of 3.3 years at December 31, 2020. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows the Company’s investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the Notes to the 2020 consolidated financial statements included in our 2020 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
September 30, 2021	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
Mortgage-backed securities- Government sponsored agencies	$(401)	$46,071	12	$(4)	$9,996	2	$(405)	$56,067	14
Collateralized mortgage obligations	(722)	79,329	19	(36)	17,958	4	(758)	97,287	23
Commercial paper	(179)	89,786	12	—	—	—	(179)	89,786	12
Corporate debt securities	(228)	10,998	10	—	—	—	(228)	10,998	10
Municipal securities	(327)	11,286	9	(45)	1,050	2	(372)	12,336	11
Total available for sale	$(1,857)	$237,470	62	$(85)	$29,004	8	$(1,942)	$266,474	70

December 31, 2020
Mortgage-backed securities- Government sponsored agencies	$(8)	$12,982	3	$—	$—	—	$(8)	$12,982	3
Collateralized mortgage obligations	(93)	28,521	6	—	—	—	(93)	28,521	6
Commercial paper	(14)	16,982	4	—	—	—	(14)	16,982	4
Corporate debt securities	(6)	994	2	—	—	—	(6)	994	2
Municipal securities	(6)	1,092	2	—	—	—	(6)	1,092	2
Total available for sale	$(127)	$60,571	17	$—	$—	—	$(127)	$60,571	17

The Company did not record any charges for other-than-temporary impairment losses for the three and nine months ended September 30, 2021 and 2020.

Loans

At September 30, 2021, total loans held for investment, net of allowance for loan losses, totaled $2.8 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at September 30, 2021 and December 31, 2020:

	As of September 30, 2021		As of December 31, 2020
(dollars in thousands)	$	Mix %	$	Mix %
Loans:(1)
Commercial and industrial	$276,387	9.7%	$290,139	10.7%
SBA	88,784	3.1%	97,821	3.6%
Construction and land development	271,764	9.6%	186,723	6.9%
Commercial real estate (2)	1,205,630	42.4%	1,003,637	37.1%
Single-family residential mortgages	974,780	34.3%	1,124,357	41.5%
Other loans	23,009	0.9%	4,089	0.2%
Total loans	2,840,354	100.0%	2,706,766	100%
Allowance for loan losses	(32,231)		(29,337)
Total loans, net	$2,808,123		$2,677,429

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm & non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.

Total HFI loans increased $133.6 million, or 4.9%, to $2.8 billion at September 30, 2021 compared to $2.7 billion at December 31, 2020. The total loan portfolio increased primarily in commercial real estate, construction and land development loans and other loans, partially offset by decreases in commercial and industrial, single-family residential mortgages and SBA loans.

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

Commercial and industrial loans decreased $13.8 million, or 4.7%, to $276.4 million as of September 30, 2021 compared to $290.1 million at December 31, 2020 due to normal loan activity.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR mortgage loans originated for a business purpose. The interest rate for the majority of these loans are prime-based and have a maturity of five years or less. Our policy maximum loan-to-value (“LTV”) ratio is 75% for commercial real estate loans; however, we temporarily lowered the applicable LTV to 70% to be conservative in regards to real estate valuations. The total commercial real estate portfolio increased $202.0 million, or 20.1%, to $1.2 billion at September 30, 2021, compared to $1.0 billion at December 31, 2020. The multi-family residential loan portfolio was $497.8 million as of September 30, 2021 and $336.8 million as of December 31, 2020. The SFR mortgage loan portfolio originated for a business purpose totaled $51.5 million as of September 30, 2021 and $24.0 million as of December 31, 2020.

Construction and land development loans. Construction and land development loans increased $85.0 million, or 45.5%, to $271.8 million at September 30, 2021 as compared to $186.7 million at December 31, 2020, as originations exceeded loan repayments. The following table shows the categories of our construction and land development portfolio as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021		As of December 31, 2020		Increase (Decrease)
(dollars in thousands)	$	Mix %	$	Mix %	$	%
Residential construction	$178,419	65.7%	$124,255	66.5%	$54,164	43.6%
Commercial construction	73,493	27.0%	45,540	24.4%	27,953	61.4%
Land development	19,852	7.3%	16,928	9.1%	2,924	17.3%
Total construction and land development loans	$271,764	100.0%	$186,723	100.0%	$85,041	45.5%

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

SBA loans decreased $9.0 million, or 9.2%, to $88.8 million at September 30, 2021 compared to $97.8 million at December 31, 2020. We originated SBA loans of $49.1 million during the first nine months of 2021 including loans of $22.5 million funded through the SBA's PPP loan program.  Partially offsetting the loan origination were loan sales of $15.6 million and loan payoffs and paydowns of $42.5 million during the first nine months of 2021.

SFR Loans. We originate both qualified and non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. As of September 30, 2021, we had $974.8 million of SFR real estate loans, representing 34.3% of our HFI loan portfolio, excluding available for sale SFR loans.

Our non-qualified SFR loan product is a seven-year hybrid adjustable mortgage which re-prices at seven years to the one-year Constant Maturity Treasury rate plus 2.50%. The start rate for the seven-year hybrid in the Eastern region is 4.00% plus 1% in points. In the Western region we offer a seven-year hybrid and the start rate is 4.875%.

As of September 30, 2021, the weighted-average loan-to-value of the portfolio was 56.2%, the weighted average FICO score was 758 and the average duration of the portfolio was 2.75 years.  We also offer qualified SFR mortgage loans as a correspondent to a national financial institution.

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

SFR mortgage real estate loans (which include $4.3 million of home equity loans) decreased $149.6 million, or 13.3%, to $974.8 million as of September 30, 2021 as compared to $1.1 billion as of December 31, 2020. In addition, loans held for sale decreased $34.8 million, or 69.6%, to $15.2 million as of September 30, 2021 compared to $50.0 million December 31, 2020. The decrease in loans held for sale and held to maturity is primarily due to decreased origination volume during the first nine months of 2021.

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

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by category:

	As of September 30, 2021		As of December 31, 2020
(dollars in thousands)	$	% (1)	$	% (1)
Loans:
Commercial and industrial	$3,169	1.15%	$3,690	1.27%
SBA	965	1.09%	927	0.95%
Construction and land development	3,721	1.37%	2,473	1.32%
Commercial real estate (2)	16,503	1.37%	13,718	1.37%
Single family residential mortgages	7,480	0.77%	8,486	0.75%
Other	393	1.71%	43	1.05%
Allowance for loan losses	$32,231	1.13%	$29,337	1.08%

(1)	% of allowance to total loans in the respective category
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $3.6 million at September 30, 2021 and $4.8 million at December 31, 2020.

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

Credit-discount on loans purchased through bank acquisitions. Purchased loans are recorded at market value in two categories, credit discount, and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of September 30, 2021 and December 31, 2020. We have recorded additional reserves of $1.7 million due to the credit discounts on acquired loans being less than the analysis for loan losses on those acquisitions as of September 30, 2021.

	As of September 30,	As of December 31,
(dollars in thousands)	2021	2020
Commercial and industrial	$41	$53
SBA	32	36
Construction and land development	2	6
Commercial real estate	701	1,029
Single-family residential mortgages	2,819	3,653
Total credit discount on purchased loans	$3,595	$4,777
Total remaining balance of purchased loans through acquisition	$449,811	$583,605
Credit-discount to remaining balance of purchased loans	0.80%	0.82%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs (recoveries) to average loans were 0.05% and 0.01% for the three months ended September 30, 2021 and 2020, respectively, and 0.02% and 0.05% for the nine months ended September 30, 2021 and 2020,  respectively.

The allowance for loan losses was $32.2 million at September 30, 2021 compared to $29.3 million at December 31, 2020. The $2.9 million increase was due to a $3.3 million credit loss provision driven by loan growth, partially offset by a $430,00 decrease in net charge-offs.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Balance, beginning of period	$31,352	$22,820	$29,337	$18,816
Charge-offs:
Commercial and industrial	(411)	—	(501)	(200)
SBA	—	(3)	(1)	(753)
Commercial real estate	—	—	(67)	—
Other	—	(45)	(42)	(45)
Total charge-offs	(411)	(48)	(611)	(998)
Recoveries:
Commercial and industrial	—	—	1	—
SBA	94	1	94	1
Other	—	—	86	—
Total recoveries	94	1	181	1
Net (charge-offs)/recoveries	(317)	(47)	(430)	(997)
Provision for loan losses	1,196	3,861	3,324	8,815
Balance, end of period	$32,231	$26,634	$32,231	$26,634
Total HFI loans at end of period	2,840,354	2,755,153	2,840,354	2,755,153
Average HFI loans	2,735,530	2,644,541	2,702,693	2,500,929
Net charge-offs to average HFI loans	0.05%	0.01%	0.02%	0.05%
Allowance for loan losses to total loans	1.13%	0.97%	1.13%	0.97%
Credit discount on loans purchased through acquisitions	$3,595	$5,301	$3,595	$5,301

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

	As of September 30,	As of December 31,
(dollars in thousands)	2021	2020
Accruing troubled debt restructured loans:
Commercial and industrial	$436	$502
SBA	—	34
Commercial real estate	1,345	1,434
Total accruing troubled debt restructured loans	1,781	1,970
Non-accrual loans:
Commercial and industrial	4	1,661
SBA	6,796	6,828
Construction and land development	157	173
Commercial real estate	1,212	1,193
Single-family residential mortgages	4,298	7,714
Other	—	15
Total non-accrual loans	12,467	17,584
Total non-performing loans	14,248	19,554
OREO	293	293
Nonperforming assets	$14,541	$19,847
Nonperforming loans to total loans	0.50%	0.72%
Nonperforming assets to total assets	0.38%	0.59%

The $5.3 million decrease in nonperforming loans at September 30, 2021 was primarily due to the net charge-off of six non-accrual loans of $483,000, payoffs of $2.0 million, paydowns of $2.0 million and five loans removed from non-accrual status in the amount of $6.0 million, partially offset by the addition of seven SFR loans in the amount of $2.9 million, two SBA loans in the amounts of $1.6 million, one commercial real estate loan in the amount of $710,000 and one commercial and industrial loan in the amount of $7,000 during the first nine months of 2021.

Our 30-89 day delinquent loans, excluding nonaccrual loans, decreased to $7.3 million as of September 30, 2021 from $8.9 million as of December 31, 2020, excluding impaired loans. The decrease in past due loans (which consist primarily of SFR mortgages) was due to the decreasing economic impact of the COVID-19 pandemic.

We did not recognize any interest income on nonaccrual loans during the nine months ended September 30, 2021 and 2020, while the loans were in nonaccrual status. We recognized interest income on loans modified under TDRs of $40,000 and $33,000 during the three months ended September 30, 2021 and 2020, and $121,000 and $103,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

COVID-19 Impact on Loan Quality.  We increased SBA lending during the first nine months of 2021 as many of the Bank’s customers sought to participate in the SBA’s PPP Program. As of September 30, 2021, the Company has processed approximately 167 PPP loans with the SBA in the total amount of approximately $23.0 million, or 0.8%, of the Company’s total HFI loan portfolio.

As of September 30, 2021, three borrower representing three loans for $399,000, or 0.01% of the Company’s total HFI loan portfolio, are on a payment deferral for three months.

Cash and Cash Equivalents. Cash and cash equivalents increased $182.3 million, or 93.4%, to $377.5 million as of September 30, 2021 as compared to $194.7 million at December 31, 2020. This increase was primarily due to $169.8 million in cash from operating activities, $388.1 million in cash from financing activities, partially offset by $375.6 million used in investing activities.

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

Goodwill and Other Intangible Assets. Goodwill was $69.2 million both at September 30, 2021 and December 31, 2020. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consists of CDI, were $4.3 million and $5.2 million at September 30, 2021 and December 31, 2020, respectively. The CDI assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of eight to ten years.

Liabilities. Total liabilities increased by $424.2 million to $3.3 billion at September 30, 2021 from $2.9 billion at December 31, 2020, primarily due to $332.7 million in deposit growth, $68.3 million in long-term debt issuance (net of redemptions), and $24.5 million in operating lease liabilities.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to make large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of September 30, 2021, the Bank considers $2.4 billion or 79.9% of our deposits as core relationships.

As of September 30, 2021, our top ten deposit relationships totaled $448.9 million, of which one is related to directors and shareholders of the Company for a total of $39.1 million, or approximately 15.1% of our top ten deposit relationships. As of September 30, 2021, our directors and shareholders with deposits over $250,000 totaled $59.8 million, or 5.1%, of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates for the three months ended September 30, 2021 and year ended December 31, 2020:

	For the Three Months Ended		For the Year Ended
	September 30, 2021		December 31, 2020
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$1,003,304	—	$564,111	—
Interest-bearing:
NOW	71,454	0.27%	55,794	0.36%
Money market	660,806	0.37%	449,111	0.71%
Savings	139,555	0.10%	123,568	0.12%
Time, less than $250,000	644,013	0.60%	715,181	1.60%
Time, $250,000 and over	604,394	0.70%	597,262	1.71%
Total interest-bearing	2,120,222	0.51%	1,940,916	1.30%
Total deposits	$3,123,526	0.35%	$2,505,027	1.01%

The following table sets forth the maturity of time deposits of $250,000 or more and wholesale deposits as of September 30, 2021:

	Maturity Within:
(dollars in thousands)	Three Months	After Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$142,209	$141,176	$309,295	$14,699	$607,379
Wholesale deposits (1)	15,293	30,478	26,311	7,641	79,723
Time, brokered	—	2,395	—	—	2,395
Total	$157,502	$174,049	$335,606	$22,340	$689,497

(1)	Wholesale deposits are defined as time deposits originated through via internet rate line and/or through other deposit originators.

We acquire wholesale time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits was $79.7 million as of September 30, 2021 and $93.7 million as of December 31, 2020. The Bank had $2.4 million and $17.4 million in brokered deposits at September 30, 2021 and December 31, 2020, respectively. The brokered deposits were acquired to support our loan growth.

Total deposits increased $332.7 million to $3.0 billion at September 30, 2021 as compared to $2.6 billion at December 31, 2020. As of September 30, 2021, total deposits were comprised of 27.8% noninterest-bearing demand accounts, 31.4% of interest-bearing non-maturity accounts and 40.8% of time deposits.

As of September 30, 2021, $248,000 in deposit overdrafts were reclassified as other loans. As of December 31, 2020, the amount was $131,000.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. We had no FHLB short-term advances at September 30, 2021 and December 31, 2020. We had $150.0 million in FHLB long-term advances at September 30, 2021 and December 31, 2020. The original term is five years, maturing by March 2025. The average fixed interest rate is 1.18%. The Company secured this funding in case it experienced a liquidity issue caused by the COVID-19 pandemic and to obtain an attractive interest rate. The following table sets forth information on our total FHLB advances during the periods presented:

	As of and for the three months ended		As of and for the nine months ended
	September 30,		September 30,
(dollars in thousands)	2021	2020	2021	2020
Outstanding at period-end	$150,000	$190,000	$150,000	$190,000
Average amount outstanding	150,000	151,739	150,000	118,029
Maximum amount outstanding at any month-end	150,000	190,000	150,000	190,000
Weighted average interest rate:
During period	1.18%	1.16%	1.18%	1.17%
End of period	1.18%	0.97%	1.18%	0.97%

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

Subordinated Debentures. Subordinated debentures consist of subordinated notes. As of September 30, 2021 and December 31, 2020, the amount outstanding was $14.4 million and $14.3 million, respectively. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt. These subordinated notes consist of the following:

●  The Company maintains the Trust, which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). These trust preferred securities were originally issued by the Trust, which was a subsidiary of TFC, which was acquired by the Company in February 2016. The Company determined the fair value as of the valuation date of the Trust issuance was $3.3 million, indicating a discount of $1.9 million. The underlying debentures bear interest equal to three month LIBOR plus 1.65%, payable each March 15, June 15, September 15 and December 15. The maturity date is March 15, 2037. The subordinated debentures have a variable rate of interest equal to the three month LIBOR plus 1.65%, which was 1.77% as of September 30, 2021 and 1.87% at December 31, 2020.

●  The Company maintains the FAIC Trust, which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). These trust preferred securities were originally issued by FAIC Trust, which was a subsidiary of FAIC, which the Company acquired in October 2018. The Company determined the fair value as of the valuation date of the FAIC Trust issuance was $6.0 million, with a discount of $1.2 million. The underlying debentures bear interest equal to three month LIBOR plus 2.25%, payable each March 15, June 15, September 15 and December 15. The maturity is December 15, 2034. The rate at September 30, 2021 was 2.37% and 2.47% at December 31, 2020.

●  In January 2020, the Company, through the acquisition of PGBH, acquired PGBH Trust, a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. There was a $763,000 discount recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at September 30, 2021 was 2.22% and 2.32% at December 31, 2020.

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

Shareholders’ equity increased $27.5 million, or 6.4%, to $456.0 million during the nine-month period ending September 30, 2021 due to $41.2 million of net income, $3.2 million from the exercise of stock options and $870,000 from stock-based compensation, which were partially offset by $7.4 million of common stock dividends paid, $8.7 million from the repurchase of common stock and a $1.7 million decrease in net accumulated other comprehensive income. The decrease in accumulated other comprehensive income primarily resulted from decreases in unrealized gains on AFS securities.

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

As of September 30, 2021 and December 31, 2020, we had $92.0 million and $92.0 million, respectively, of unsecured federal funds lines with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window were $26.4 million at September 30, 2021 and $9.8 million at December 31, 2020, respectively. Federal Reserve Discount Window lines were collateralized by a pool of loans totaling $39.8 million and $20.1 million as of September 30, 2021 and December 31, 2020, respectively. We did not have any borrowings outstanding with the Federal Reserve at September 30, 2021 and December 31, 2020, and our borrowing capacity is limited only by eligible collateral.

At September 30, 2021 and December 31, 2020, we had $150.0 million in FHLB long-term advances outstanding. At September 30, 2021 and December 31, 2020, we had no FHLB short-term (overnight) advances outstanding. Based on the values of loans pledged as collateral, we had $914.0 million of borrowing capacity with the FHLB as of September 30, 2021 and $915.2 million at December 31, 2020.

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

The table below summarizes the minimum capital requirements applicable to RBB and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to RBB and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as RBB’s and the Bank’s capital ratios as of September 30, 2021 and December 31, 2020. RBB and the Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at September 30, 2021	Ratio at December 31, 2020	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	10.26%	11.32%	4.00%	4.00%	5.00%
Bank	12.42%	14.11%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio (1)
Consolidated	14.82%	14.62%	4.50%	7.00%	6.50%
Bank	18.64%	18.94%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	15.38%	15.21%	6.00%	8.50%	8.00%
Bank	18.64%	18.94%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	23.30%	20.77%	8.00%	10.50%	10.00%
Bank	19.89%	20.19%	8.00%	10.50%	10.00%

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

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at September 30, 2021:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,756,288	$—	$—	$—	$1,756,288
Time deposits	1,155,965	52,389	3,171	—	1,211,525
FHLB advances	—	—	150,000	—	150,000
Long-term debt	—	—	—	172,862	172,862
Subordinated debentures	—	—	—	14,447	14,447
Leases	4,632	7,289	5,429	7,530	24,880
Total contractual obligations	$2,916,885	$59,678	$158,600	$194,839	$3,330,002

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

(dollars in thousands)	September 30, 2021	December 31, 2020
Tangible common equity:
Total shareholders' equity	$456,024	$428,488
Adjustments
Goodwill	(69,243)	(69,243)
Core deposit intangible	(4,327)	(5,196)
Tangible common equity	$382,454	$354,049
Tangible assets:
Total assets-GAAP	$3,801,807	$3,350,072
Adjustments
Goodwill	(69,243)	(69,243)
Core deposit intangible	(4,327)	(5,196)
Tangible assets:	$3,728,237	$3,275,633
Common shares outstanding	19,516,393	19,565,921
Common equity to assets ratio	11.99%	12.79%
Book value per share	$23.37	$21.90
Tangible common equity to tangible assets ratio	10.26%	10.81%
Tangible book value per share	$19.60	$18.10

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

	For the Three Months Ended September 30,		For the nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net income available to common shareholders	$15,364	$8,520	$41,200	$21,781
Average shareholders equity	450,779	420,326	442,437	414,810
Adjustments:
Goodwill	(69,243)	(69,210)	(69,243)	(70,071)
Core deposit intangible	(4,513)	(5,755)	(4,797)	(5,940)
Adjusted average tangible common equity	$377,023	$345,361	$368,397	$338,799
Return on average tangible common equity	16.17%	9.81%	14.95%	8.59%

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

	As of
(dollars in thousands)	September 30, 2021	December 31, 2020

Adjusted core deposit to total deposit ratio:
Core deposits: demand and savings deposits of any amount plus time deposits less than $250,000	$2,370,433	$2,037,164
Adjustments:
CDs > $250,000 considered core deposits (1)	319,183	448,159
Less brokered deposits considered non-core	(2,395)	(17,374)
Less internet and outside deposit originated time deposits < $250,000 considered non-core	(84,681)	(76,356)
Less other deposits not considered core (2)	(88,473)	(80,016)
Total adjustments	143,634	274,413
Adjusted core deposits	2,514,067	2,311,577
Total deposits	$2,967,813	$2,635,128
Adjusted core deposits to total deposits ratio	84.71%	87.72%
Non-core deposits: Time deposits greater than $250,000	$597,379	597,963
Less total adjustments	(143,634)	(274,413)
Total adjusted non-core deposits	453,745	323,550
Short term borrowing outstanding	—	—
Adjusted non-core liabilities (A)	453,745	323,550
Short term assets(3)	494,010	311,598
Adjustment to short term assets:
Purchased receivables with maturities less than 90-days	—	—
Adjusted short term assets (B)	494,010	311,598
Net non-core funding (A-B)	$(40,265)	$11,952
Total earning assets	3,566,610	3,141,819
Adjusted net non-core funding dependency ratio	-1.13%	0.38%

(1)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.

(2)

Comprised of demand and savings deposits in relationships over $250,000, which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.

(3)	Short term assets include cash equivalents and investment with maturities less than one year.

Other

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2021
Dollar change	$(41)	$627	$9,605	$20,377
Percent change	(0.03)%	0.50%	7.68%	16.30%
December 31, 2020
Dollar change	$(1,212)	$(408)	$5,361	$12,590
Percent change	(1.05)%	(0.35)%	4.63%	10.87%

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

We are within board policy limits for the +/-100 and +/-200 basis point scenarios. The NII at Risk reported at September 30, 2021, projects that our earnings are expected to be slightly asset sensitive to changes in interest rates over the next year. In recent periods, the amount of floating rate assets increased, resulting in a position shift from interest rate neutral to slightly asset sensitive.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2021
Dollar change	(70,984)	(55,998)	(97)	1,943
Percent change	(14.57)%	(11.49)%	(0.02)%	0.40%
December 31, 2020
Dollar change	36,247	6,141	(7,720)	(12,098)
Percent change	8.86%	1.50%	(1.89)%	(2.96)%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate +/-100 and +/-200 basis point parallel shifts in market interest rates.

We are within board policy limits for the +100 and +/-200 basis point scenarios. The EVE for the -100 basis point scenario is slightly out of compliance, primarily due to a large deposit over the quarter-end and the amount of borrowings we have at the holding company.  The likelihood that interest rates decrease further or become negative is small, in management's opinion.  Therefore, this scenario is considered remote.  The EVE reported at September 30, 2021 projects that as interest rates increase immediately, the economic value of equity position will be expected to increase slightly. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Evaluation of disclosure controls and procedures. The Company’s management, including our President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the “Exchange Act, as of the end of the period covered by this Form 10-Q. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors as previously disclosed in Item 1A to Part I of our 2020 Annual Report, as filed with the SEC on March 22, 2021.  The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this report or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2 for “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 24, 2019, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 1.0 million shares of our common stock.  On April 22, 2021, the Board of Directors approved a stock repurchase program to buy back up to an aggregate amount of 500,000 shares of our common stock.  For the three months ended September 30, 2021, we repurchased shares of common stock, as set forth in the table below.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2021 to July 31, 2021	4,164	$24.66	4,164	452,223
August 1, 2021 to August 31, 2021	26,321	$25.23	26,321	425,902
September 1, 2021 to September 30, 2021	14,403	$24.54	14,403	411,499
Total	44,888			411,499

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No	Description of Exhibits

2.1	Agreement and Plan of Merger By and Among RBB Bancorp, Royal Business Bank, PGH Holdings, Inc. and Pacific Global Bank, effective as of September 5, 2019 (1)

3.1	Articles of Incorporation of RBB Bancorp (2)

3.2	Bylaws of RBB Bancorp (3)

3.3	Amendment to Bylaws of RBB Bancorp (5)

4.1	Specimen Common Stock Certificate of RBB Bancorp (4)

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. I-Ming (Vincent) Liu

10.2	First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. David R. Morris

10.3	First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. Simon Pang

10.4	First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. Jeffrey Yeh

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 2.1 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 12, 2019.

(2)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(4)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(5)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: November 5, 2021	/s/ David Morris
David Morris Duly Authorized Officer, Executive Vice President and Chief Financial Officer