Form 10-K
period 2021-12-31
RBB Bancorp
filed 2022-03-11
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $378,802,944.

The number of shares of Registrant’s Common Stock outstanding as of March 9, 2022, was 19,453,941.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 18, 2022, are incorporated by reference into Part III of this Report.

Table of Contents

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K, the term “Bancorp” refers to RBB Bancorp and the term “Bank” refers to Royal Business Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall,” “should,” “will,” “predicts,” “potential,” “continue,” “possible,” “optimistic,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

●	the COVID-19 pandemic and the impact of actions to mitigate any continuing effects from the COVID-19 pandemic;
●	U.S. and international business and economic conditions;
●	possible additional provisions for loan losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	the transition away from the London Interbank Offering Rate ("LIBOR") and uncertainty regarding potential alternative reference rates, including the Secured Overnight Financing Rate ("SOFR");
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	severe weather, natural disasters, acts of war or terrorism, public health issues (including novel coronavirus, or COVID-19), or other adverse external events could harm our business;
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;

●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
●	cybersecurity threats and the cost of defending against them;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in tax laws and regulations;
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

The Bank initially offered lending products that included traditional commercial real estate (“CRE”) loans, secured commercial and industrial (“C&I”) loans, and trade finance services for companies doing business in China, Taiwan and other Asian countries. In 2014, we began originating a significant amount of non-conforming single family residential (“SFR”) mortgage loans, a portion of which we accumulate and may sell to other banks. In 2018, with the acquisition of First American International Bank ("FAIB") we became a FNMA originator and servicer.  Since 2010, we have also originated Small Business Administration (“SBA”) loans, with the intent to accumulate and periodically sell the guaranteed portion of such loans.

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

In October 2018, we acquired First American International Corp. (“FAIC”) and its wholly-owned subsidiary FAIB, located in the New York City metropolitan area. This transaction involved the issuance by the Company of 3,011,762 shares of common stock (which was valued as of the date of the closing of the acquisition at $69.6 million) and $34.8 million of cash, and which added $850.3 million in total assets, $715.6 million in loans, and $629.7 million in total deposits. In November 2018, we further supplemented our capital by issuing $55.0 million of subordinated notes, which we refer to as long-term debt in our consolidated financial statements.

On January 10, 2020, we acquired PGB Holdings Inc. ("PGBH") and its wholly-owned subsidiary, Pacific Global Bank (“PGB”) in an all cash transaction for $32.9 million. At the time of the acquisition, PGB had approximately $217.9 million in total assets, $191.7 million in total deposits, and three branches in Chicago, Illinois.

In March 2021, we issued $120.0 million subordinated debt for growth and liquidity purposes.

In July 2021, we entered into an agreement, and in September 2021 we received regulatory approval in September, to purchase the Honolulu, Hawaii branch of the Bank of the Orient. The transaction was completed on January 14, 2022. The Company received a payment of $71.0 million to acquire all the premises and equipment at the Branch, all deposits totaling $81.7 million and performing loans totaling $7.4 million as of December 31, 2021, reflecting a premium paid by us of approximately $3.0 million.

On December 28, 2021, the Company announced that it entered into a definitive agreement to acquire Gateway Bank, F.S.B. ("Gateway Bank") in a cash transaction valued at approximately $22.9 million, subject to certain terms and conditions, including the receipt of the requisite regulatory approvals.  The Company expects the transaction to be accretive to earnings per share in 2022 in the mid-single digit range. The Company also expects to incur tangible book value per share dilution of approximately 1.8% upon closing of the transaction, with a tangible book value dilution payback period of approximately 1.8 years. The earnings per share accretion estimates are based on estimated cost savings of approximately 60% of Gateway Bank's non-interest expense, with the cost savings phased in during 2022. The earnings per share accretion estimates do not include any assumption of revenue synergies. The transaction is expected to close in second quarter of 2022.

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

In addition, in 2016, we became a community development financial institution (“CDFI”) which is a financial institution that has a primary mission of community development, serves a target market, is a financing entity, provides development services, remains accountable to its community, and is a non-governmental entity. CDFIs are certified by the CDFI Fund at the U.S. Department of the Treasury, (“Treasury”) which provide funds to CDFIs through a variety of programs. The Bank has received grants totaling $1.1 million from the CDFI Fund (zero in both 2021 and 2020, $479,000 in 2019 and $648,000 in prior years). We have established a CDFI advisory board to assist the Bank in finding organizations that provide services to low-to-moderate income people. In our commitment to this designation, the Bank has a policy that requires all directors and management above the level of vice president to contribute at least 24 hours of community service annually to a qualified organization. In mid-June, 2021 the Bank was awarded a $1.8 million CDFI grant under the US Treasury’s Rapid Response Program to facilitate a rapid response to the economic impacts of the COVID-19 pandemic in distressed and underserved communities. The award was received in August 2021 after finalization of the contract between the Bank and the US Treasury which included various performance goals and measures that specify the use of the funds to provide affordable housing. The Bank utilized all of such funds to originate two loans that provide affordable housing to underserved communities.

The Bank currently operates 23 branches across two separate regions: the Western region with branches in Los Angeles County, California; Orange County, California; Ventura County, California; Clark County, Nevada; Honolulu, Hawaii; and our Eastern region (sometimes referred to as the New York region) with branches in Manhattan, Brooklyn and Queens, New York; Chicago, Illinois and Edison, New Jersey.

As of December 31, 2021, the Company had total consolidated assets of $4.2 billion, total consolidated held for investment loans of $2.9 billion, total consolidated deposits of $3.4 billion and total consolidated shareholders’ equity of $466.7 million. Our common stock is traded on the NASDAQ Global Select Market under the symbol “RBB”.

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
o

are located in southern California, the San Francisco Bay area, the Chicago metropolitan area, the New York metropolitan area (including northern New Jersey), Nevada and Hawaii, with possible future geographic expansion currently focused on Seattle, Philadelphia and Houston;

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

Market Area

We are headquartered in Los Angeles County, California. We currently have nine branches in Los Angeles County located in downtown Los Angeles, San Gabriel, Torrance, Rowland Heights, Monterey Park, Silver Lake, Arcadia, Cerritos, and Diamond Bar. We operate primarily in the Los Angeles-Long Beach-Anaheim, California MSA. With over 13 million residents, it is the largest MSA in California, the second largest MSA in the United States, and one of the most significant business markets in the world. It is estimated that the greater Los Angeles area has a gross domestic product of approximately $1 trillion, which would rank it as the 18th largest economy in the world. The economic base of the area is heavily dependent on small- and medium-sized businesses, providing us with a market rich in potential customers. According to the U.S. Census Bureau, Asian Americans account for 14.7% of the over 10.1 million residents in Los Angeles County as of 2019.  We also maintain one branch in Irvine, Orange County, California.

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

We operate one branch in the Las Vegas-Paradise, Nevada MSA. This MSA is located in the southern part of the state of Nevada, and includes the cities of Las Vegas, Henderson, North Las Vegas, and Boulder City. A central part of the MSA is the Las Vegas Valley, a 600 square mile basin that includes the MSA’s largest city, Las Vegas. With a 2020 gross domestic product of approximately $119.4 billion, this MSA contains the largest concentration of people in the state (approximately 2.2 million), and is a significant tourist destination, drawing over 19 million international and domestic visitors in 2016. According to the U.S. Census Bureau, Asian Americans account for 10.0% of the 2.3 million residents in Clark County as of 2019.

We operate seven branches in the New York City/New Jersey metropolitan MSA. This MSA is located in the south-eastern part of the state of New York and northern New Jersey, and includes the boroughs of Manhattan, Queens and Brooklyn, plus our branch in Edison, New Jersey. A central part of the MSA is the borough of Manhattan. With a 2020 gross domestic product of approximately $1.8 trillion, this MSA contains the largest concentration of people in the state, and is a significant business and tourist destination. According to the 2019 U.S. Census Bureau, Asian Americans account for 12% of the over 19.2 million residents in metropolitan New York City.

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

As of January 18, 2022, we operate one branch in Honolulu, Hawaii.  The branch was purchased from the Bank of the Orient.  According to the 2020 U.S. Census Bureau, Asian Americans account for 56% of the nearly 1.5 million residents in the state of Hawaii.

Our Competition

We view the Chinese-American banking market, including the Company, as comprised of 23 banks divided into three overlapping segments: publicly-traded banks (7 banks), locally-owned banks (16 banks), and banks that are subsidiaries of Taiwanese or Chinese banks (7 banks).  Fourteen of the locally-owned banks are based in California. We are currently the fifth-largest bank among this group of 24 banks.

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

Our loan portfolio currently consists of four loan types: CRE, C&I, SFR and SBA, with diversified product offerings within each type. The charts below shows our loan portfolio composition as of December 31, 2021, separately by type of collateral support and relevant business line. As described below, the type of collateral supporting a loan is not necessarily indicative of the business line from which the loan was generated.

(1) Includes construction and land development loans

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

We have four principal lending areas:

Commercial and Industrial Loans. We have significant expertise in small to middle market commercial and industrial lending. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our clients due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our clients, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio since December 31, 2010, while maintaining strong asset quality. As of December 31, 2021, we had outstanding commercial and industrial loans of $268.7 million, or 9.2% of our total loan portfolio. We had $3.7 million non-accrual commercial and industrial loans as of December 31, 2021 compared to $1.7 million non-accrual commercial and industrial loans as of December 31, 2020.

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

The total commercial real estate portfolio was $1.2 billion at December 31, 2021 of which $222.8 million was secured by owner occupied properties. The multi-family residential loan portfolio totaled $545.9 million as of December 31, 2021. The single-family residential loan portfolio originated for a business purpose totaled $65.6 million as of December 31, 2021. Our non-accrual commercial real estate loans as of December 31, 2021 were $4.7 million.

Construction and land development loans. Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. As of December 31, 2021, our real estate construction loan portfolio was divided among the foregoing categories: $211.9 million, or 69.9%, of residential construction; $71.9 million, or 23.7%, of commercial construction; and $19.4 million, or 6.4%, of land acquisition and development.

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

We originate SBA loans through our branch staff, loan officers and through SBA brokers. In 2021, we originated $60.3 million in SBA loans, of which $22.5 million were PPP loans, $26.2 million were SBA 7A originations and $11.6 million were SBA 504 originations. Of SBA loan originations, $43.9 million, or 72.8%, were produced by branch staff and loan officers. The remaining $16.4 million, or 27.2%, was referred to us through SBA brokers.

As of December 31, 2021 our SBA portfolio totaled $76.1 million of which $17.9 million is guaranteed by the SBA and $58.2 million is unguaranteed, of which $56.6 million is secured by real estate and $1.6 million is unsecured or secured by business assets.  There are $22.5 million SBA loans originated under the Paycheck Protection Program (“PPP”) in 2021.  We monitor the unguaranteed portfolio by type of real estate collateral. As of December 31, 2021, $25.4 million or 43.6% is secured by hotel/motels; $5.0 million or 8.6% by gas stations; and $27.9 million or 47.8% in other real estate types. We further analyze the unguaranteed portfolio by location. As of December 31, 2021, $27.8 million or 47.7% is located in California; $6.0 million or 10.3% is located in Washington state; $5.1 million or 8.7% is located in Nevada; $5.0 million or 8.5% is located in Texas; $3.4 million or 5.8% is located in New York; and $11.0 million or 19.0% is located in other states. Our non-performing SBA loans as of December 31, 2021 amounted to $6.3 million of which $1.1 million are guaranteed by the SBA.

SFR Loans. We originate mainly non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. Our loan product is a seven-year hybrid adjustable mortgage with a current start rate of 3.875% plus 0%-1% in points, which re-prices after five or seven years to the one-year CMT plus 3.00%. We also offer qualified mortgage program as a correspondent to major banking financial institutions. As of December 31, 2021, we had $1.0 billion of SFR mortgage loans, representing 34.3% of our total loan portfolio, excluding available for sale SFR loans. We had 13 non-accrual single-family residential real estate loans as of December 31, 2021 totaling $4.2 million compared to 12 loans totaling $7.7 million at December 31, 2020.

We originate these non-qualified single-family residential mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationship with us. During 2021, we originated $410.0 million of such loans through our retail channel, and $62.1 million through our correspondent and wholesale channel. During 2020, we originated $287.3 million of such loans through our retail channel, and $131.8 million through our correspondent and wholesale channel.

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

In our Eastern region, we originate 15-year and 30-year conforming mortgages which are sold directly to FNMA. During 2021, we originated $136.2 million of these loans.

Consumer Loans. During 2019, we started an automobile lending unit to support the Chinese-American immigrant community. We do not expect material volumes of business in this area as it is an accommodation to our customers. In 2021, we purchased home improvement loans of $29.7 million. As of December 31, 2021, consumer loans amounted to $30.8 million.

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

As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2021, $3.0 billion or 87.5% of our relationships are considered adjusted core relationships.

Many of our management team members, including in many cases branch managers, have worked together for up to 30 years, and our deposits relationships have been cultivated over that time period. Many of our depositors have relationships with executive officers and our board of directors. Our ability to gather deposits, particularly core deposits, is an important aspect of our business franchise and we believe core deposits are a significant driver of franchise value as a cost efficient and stable source of funding to support our growth. As of December 31, 2021, we had $3.4 billion of total deposits, with an average total interest-bearing deposit cost of 0.46% at December 31, 2021.

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

Staffing Model. The majority of our staff are regular full-time employees. We also employ regular part-time associates and some seasonal/temporary associates. As of December 31, 2021, we had 362 full-time employees and 3 part-time employees, totaling 365 full-time equivalent staff.  We do not outsource job functions or use subcontractors to fill open positions. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.

Diversity, Equity and Inclusion. We believe that diversity of thought and experiences results in better outcomes and empowers our employees to make more meaningful contributions within our company and communities.  All members of our board of directors are Asian-American, and two members are women.  Our executive committee is comprised of seven Asian-Americans and one Caucasian, of which two are women.  Our workforce includes 330 Asian-Americans, 20 Latin-Americans, 20 Caucasians and 3 African-Americans.

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

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under U.S. federal and state law. As a result, the growth and earnings performance of the Company and its subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the California Department of Financial Protection and Innovation ("DFPI"), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the FDIC, and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development (“HUD”), and agencies such as FNMA and the Federal Home Loan Mortgage Corporation (“FHLMC”), have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiaries, including the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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
●

Compliance with the Community Reinvestment Act (“CRA”). The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Bank fails to adequately serve its communities, restrictions may be imposed, including denials of applications for branches, for adding subsidiaries or affiliate companies, for engaging in new activities or for the merger with or purchase of other financial institutions. In its last reported examination by the FDIC in April 2020, the Bank received a CRA rating of “Satisfactory.”

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

The Bank operates branches and/or loan production offices in California, Illinois, Nevada, New York, New Jersey and Hawaii. While the DFPI remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those jurisdictions are subject to local laws, including consumer protection laws.

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

In 2020, the California Legislature passed Assembly Bill 1864, which enacts the California Consumer Financial Protection Law ("CCFPL").  Among other items, the CCFPL:

●

Establishes UDAAP authority for the new DFPI, adding “abusive” to “unfair or deceptive” acts or practices prohibited by California law, and authorizing remedies similar to those provided in the Dodd-Frank Act;

●

Authorizes the DFPI to impose penalties of $2,500 for “each act or omission” in violation of the law without a showing that the violation was willful, which, arguably, represents an enhancement of DFPI’s existing enforcement powers in contrast to Dodd-Frank and existing California law, enhanced penalties for “reckless” violations of up to $25,000 per day or $10,000 per violation, and for “knowing” violations, the penalty may be up to $1,000,000 per day or 1% of the violator’s net worth (whichever is less) or $25,000 per violation;

●

Exempts from the DFPI’s new UDAAP authority, banks, credit unions, federal savings and loan associations, and similar entities, as well as current licensees of the DFPI and licensees of other California agencies, “to the extent that licensee or employee is acting under the authority of” the license;

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

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework, among other things, (i) introduced as a new capital measure “Common Equity Tier 1” (“CET1”) (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expanded the scope of the adjustments, as compared to existing regulations. Beginning January 1, 2016, financial institutions were required to maintain a minimum capital conservation buffer to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The minimum capital conservation buffer was phased in over a four year transition period with minimum buffers of 0.625%, 1.25%, 1.875%, and 2.50% during 2017, 2018, 2019 and 2020, respectively.

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

We had outstanding subordinated debentures in the aggregate principal amount of $187.5 million as of December 31, 2021. Of this amount, $14.5 million is attributable to subordinated debentures issued to statutory trusts in connection with prior issuances of trust preferred securities, which qualifies as Tier 1 capital, and $173.0 million is attributable to outstanding subordinated notes, which qualifies as Tier 2 capital.

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

Basel III became applicable to Bancorp and the Bank on January 1, 2015.  As a result of the EGRRCPA, Bancorp was not subject to the more stringent Basel III minimum capital requirements until Bancorp’s total consolidated assets equaled or exceeded $3 billion.  However, as of December 31, 2021, Bancorp had total consolidated assets of $4.2 billion and, consequently, the more stringent Basel III minimum capital requirements became applicable. Overall, the Company believes that implementation of the Basel III Rule has not had and will not have a material adverse effect on Bancorp’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

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

As of December 31, 2021, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis.

With respect to the Bank, the Basel III Capital Rules also revise the PCA regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “PCA”.

Prompt Corrective Action (“PCA”)

The Federal Deposit Insurance Act, as amended (the "FDIA"), requires federal banking agencies to take PCA in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. The Basel III Capital Rules, revised the PCA requirements effective January 1, 2015. Under the revised PCA provisions of the FDIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

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

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2021, we met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the prompt corrective action regulations, as currently in effect.

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

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DFPI to fund its operations. The amount of the assessment paid by a California bank to the DFPI is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPI. During the years ended December 31, 2021 and 2020, the Bank paid supervisory assessments to the DFPI totaling $201,000  and $164,000, respectively.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “Regulatory Capital Requirements” above.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DFPI or the Bank’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DFPI, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DFPI and the Bank’s shareholders in connection with a reduction of its contributed capital. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2021.

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

Loans to One Borrower. Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2021, the Bank’s regulatory limit on aggregate secured loans-to-one-borrower was $150.8 million and unsecured loans-to-one borrower was $90.5 million.

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

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements.  In April 2018, the U.S. Department of Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks, and in December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) proposed for public comment rules to modernize the agencies’ regulations under the CRA. In September 2020, the Board of Governors of the Federal Reserve System released for public comment its proposed rules to modernize CRA regulations. We will continue to evaluate the impact of any changes to the CRA regulations.  The Bank received a “satisfactory” rating on its most recent CRA examination, which was conducted in April 2020.

Anti-Money Laundering and OFAC Regulation. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act") is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities. Banking regulators also examine banks for compliance with the economic sanctions regulations administered by OFAC. Failure of a financial institution to maintain and implement adequate anti-money laundering and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

Pursuant to the FDIA and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, the Bank may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, pursuant to the GLB Act, California banks may conduct certain “financial” activities in a subsidiary to the same extent as a national bank, provided the bank is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA. The Bank currently has no financial subsidiaries.

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

Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Federal Banking Agency Compensation Guidelines

Guidelines adopted by the federal banking agencies pursuant to the FDIA prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. The federal banking agencies have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.

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

Federal and State Taxation

Bancorp and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions. The Company has not been audited by the Internal Revenue Service. For 2021, 2020 and 2019, the Company was subject to a maximum federal income tax rate of 21.00% and California state income tax rate of 8.84%. For 2017, the Company was subject to a maximum federal income tax rate of 35.00% and California state income tax rate of 8.84%.

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

However, under the Biden administration and the Democrat controlled Congress, tax laws and banking regulations are subject to change.

Item 1A. Risk Factors.

Risks Related to Our Business

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly in the states of California, Illinois, New Jersey, Hawaii and New York, and the Los Angeles, New York City, Chicago and Las Vegas, Nevada metropolitan areas. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the products and services we offer. In recent years there has been a gradual improvement in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher equities markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements, as the current U.S. administration has with China, the European Union and the United Kingdom.  In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China and Taiwan, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, lower home sales and commercial activity, and fluctuations in the commercial Federal Housing Administration financing sector. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

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

At December 31, 2021, approximately 87.2% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2021, we had $1.8 billion of commercial loans, consisting of $1.2 billion of CRE loans and $268.7 million of C&I loans for which real estate is not the primary source of collateral, and $303.1 million of C&D loans. C&I loans represented 9.2% of our total loan portfolio at December 31, 2021. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

We have a concentration in commercial real estate which could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued the CRE Concentration Guidance on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner occupied commercial real estate are not included for purposes of CRE Concentration calculation. We believe that the CRE Concentration Guidance is applicable to us. As of December 31, 2021, our CRE loans represented 217% of our total risk-based capital, as compared to 205% and 166% as of December 31, 2020 and 2019, respectively. We actively work to manage our CRE concentration and we have discussed the CRE Concentration Guidance with the FDIC and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. Nevertheless, the FDIC could become concerned about our CRE loan concentrations, and they could limit our ability to grow by restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

Our SFR loan product consists primarily of non-qualified SFR mortgage loans which may be considered less liquid and more risky.

As of December 31, 2021, our SFR mortgage loan portfolio amounted to $1.0 billion or 34.3% of our held for investment loan portfolio. As of that date, 92.3% of our SFR mortgage loans consisted of non-qualified mortgage loans, which are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. We offer two SFR mortgage products, a low loan-to-value, alternative document hybrid non-qualified SFR mortgage loan, or non-qualified SFR mortgage loan, and a qualified SFR mortgage loan. We originated $291.3 million for the year ended December 31, 2021 and $55.7 million for the year ended December 31, 2020 of non-qualified SFR mortgage loans. We originated qualified SFR mortgage loans of $180.8 million for the year ended December 31, 2021 of and $53.8 million for the year ended December 31, 2020. As of December 31, 2021, our non-qualified SFR mortgage loans had an average loan-to-value of 56.24% and an average FICO score of 760. As of December 31, 2021, 5.5% of our total SFR mortgage loan portfolio was originated to foreign nationals. The non-qualified single-family residential mortgage loans that we originate are designed to assist Asian-Americans who have recently immigrated to the United States and as such are willing to provide higher down payment amounts and pay higher interest rates and fees in return for reduced documentation requirements. Non-qualified SFR mortgage loans are considered less liquid than qualified SFR mortgage loans because such loans are not able to be securitized and can only be sold directly to other financial institutions. Such non-qualified loans may be considered more risky than qualified mortgage loans although we attempt to address this enhanced risk through our underwriting process, including requiring larger down payments and, in some cases, interest reserves.

We sold in the secondary market $63.1 million of our non-qualified mortgage loans for the year ended December 31, 2021, and we realized $1.6 million gains on the sale of non-qualified SFR mortgage loans for the year ended December 31, 2021. We also have a concentration in our SFR secondary sale market, as a substantial portion of our non-qualified mortgage loans have been sold to two banks; however, we are currently selling SFR mortgage loans to three banks. Although, we are taking steps to reduce our dependence on these banks, and we are attempting to expand the number of banks that we sell our non-qualified SFR mortgages, we may not be successful expanding our sales market for our non-qualified mortgage loans. These loans also present pricing risk as rates change, and our sale premiums cannot be guaranteed. Further, the criteria for our loans to be purchased by other banks may change from time to time, which could result in a lower volume of corresponding loan originations.

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

We originated $37.8 million of SBA loans (excluding PPP loans) for the year ended December 31, 2021. We sold $20.9 million for the year ended December 31, 2021, of the guaranteed portion of our SBA loans. Consequently, as of December 31, 2021, we held $76.1 million of SBA loans on our balance sheet, $58.2 million of which consisted of the non-guaranteed portion of SBA loans and $17.9 million or 23.5% consisted of the guaranteed portion of SBA loans which are intended to be sold later in 2021. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We attempt to limit this risk by generally requiring such loans be collateralized and limiting the overall amount that can be held on our balance sheet to 75% of our total capital.

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

There are also operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of multiple alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us.

Real estate construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Real estate construction loans, including land development loans, comprised approximately 10.3% of our total loan portfolio as of December 31, 2021, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

As of December 31, 2021, our nonperforming loans (which consist of nonaccrual loans and loans modified under troubled debt restructurings) totaled $20.7 million, or 0.71%, of our held for investment (HFI) loan portfolio, and our nonperforming assets (which include nonperforming loans plus OREO) totaled $21.0 million, or 0.50%, of total assets. In addition, we had $17.6 million in accruing loans that were 30-89 days delinquent as of December 31, 2021.

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

The Company is a California state chartered bank with operations in California, Hawaii, Illinois, New York, New Jersey, and Nevada. We have no overseas operations, including in China and the Far East. However, as a Chinese-American business bank our client base may have customer and operational contact in the Far East, which could be adversely affected by the current coronavirus outbreak. Management will monitor this situation for its impact on our clients.

Risks Related to Our Deposits

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of clients.

As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have a significant amount of seasonality. At December 31, 2021, 154 clients maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $2.0 million. This amounted to $1.6 billion or approximately 47.3% of the Bank’s total deposits as of December 31, 2021. In addition, our ten largest depositor relationships accounted for approximately 26.1% of our deposits at December 31, 2021. Our largest depositor relationship accounted for approximately 14.7% of our deposits at December 31, 2021. These deposits can and do fluctuate substantially.  As of December 31, 2021, one trust company depositor is maintaining demand deposit balances in the range of $400 to $600 million with the Bank.  The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on the Bank’s results, the Bank expects, in the ordinary course of business, that these deposits will fluctuate and believes it is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave the Bank, it could have a material adverse impact on the Bank.

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

As of December 31, 2021, our ALLL as a percentage of total loans was 1.12% and as a percentage of total nonperforming loans was 158.8%. Although management believes that the ALLL is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the ALLL, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our ALLL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

The current expected credit loss standard established by the FASB Board will require significant data requirements and changes to methodologies.

In the aftermath of the 2007-2008 financial crisis, the FASB decided to review how banks estimate losses in the ALLL calculation, and it issued the final CECL standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for the Bank on December 31, 2022 (as the implementation date was deferred by the FASB) in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The Bank has run CECL models on its loan portfolio, and although the new CECL standard is currently not expected to have a significant impact on the Bank’s ALLL, the transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected losses. There can be no assurance that the Bank will not be required to increase its reserves and ALLL as a result of the implementation of CECL.

On December 21, 2018, federal bank regulatory agencies approved a final rule, effective as of April 1, 2019, modifying their regulatory capital rules and providing an option to phase in over a three-year period the initial regulatory capital effects of the CECL methodology. The Company is currently evaluating the magnitude of the one-time cumulative adjustment to its allowance and of the ongoing impact of the CECL model on its loan loss allowance and results of operations, together with the final rule that became effective as of April 1, 2019, to determine if the phase-in option will be elected.  The Company will adopt CECL on December 31, 2022.

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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2021, our goodwill totaled $69.3 million. We evaluated our goodwill and intangibles in the first, second and fourth quarters of 2020, and the fourth quarter of  2021. The impairment evaluation did not identify an impairment of goodwill or the core deposit intangible in those quarters of 2020 and  2021. However, there were write-downs of mortgage servicing rights of $50,000 in the third quarter of 2020 and $366,000 in the second quarter of 2020. The Company recorded an impairment writedown reversal of $416,000 on servicing assets in 2021. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

We may not be able to continue growing our business, particularly if we cannot make acquisitions or increase loans and deposits through organic growth, either because of an inability to find suitable acquisition candidates, constrained capital resources or otherwise.

We have grown our consolidated assets from $300.5 million as of December 31, 2010 to $4.2 billion as of December 31, 2021, and our deposits from $236.4 million as of December 31, 2010 to $3.4 billion as of December 31, 2021. Some of this growth has resulted from several acquisitions that we have completed since 2010. While we intend to continue to grow our business through strategic acquisitions coupled with organic loan and deposit growth, we anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy. A risk exists, however, that we will not be able to identify suitable additional candidates for acquisitions.

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

Our total loan yield and net interest margin has been positively affected by the accretion of purchased loan discounts relating to loans acquired in prior acquisitions. As our acquired loan portfolio is paid down, we expect downward pressure on our total loan yield and net interest income to the extent that the run-off is not replaced with other high-yielding loans. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. For example, the total loan yield for the year ended December 31, 2021 and 2020 was 5.12% and 5.18%, respectively, and the yield generated using only the expected coupon would have been 5.08% and 5.09%, during the same respective periods. Notwithstanding, if we are unable to replace loans in our existing portfolio with comparable high-yielding loans or a larger volume of loans, our total loan yield, net interest income and net income could be adversely affected.

As we expand our business outside of California markets, we will encounter risks that could adversely affect us.

We primarily operate in California, New York, New Jersey and Illinois markets with a concentration of Chinese-American individuals and businesses; however, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Chinese-American individuals and businesses. We also currently have operations in Las Vegas, Nevada and Honolulu, Hawaii, including operating a branch office, and are currently looking for additional branch expansion opportunities in the San Francisco Bay area and Houston and, secondarily, San Diego and Riverside counties in southern California, and Phoenix. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.

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

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates. At December 31, 2021, total loans held for investment were 73.5% of our earning assets and exhibited a positive 8% sensitivity to rising interest rates in a 100 basis point parallel shock.

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

As of December 31, 2021, the fair value of our securities portfolio was approximately $374.8 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

Other Risks Related to Our Business

We are exposed to risks related to fraud and cyber-attacks.

The Company is continuously enhancing and expanding our digital products and services to meet client and business needs with desired outcomes. These digital products and services often include storing, transmitting, and processing confidential client, employee, monetary, and business information. Due to the nature of this information, and the value it has for internal and external threat actors, we, and our third-party service providers, continue to be subject to cyber-attacks and fraud activity that attempts to gain unauthorized access, misuse information and information systems, steal information, disrupt or degrade information systems, spread malicious software, and other illegal activities.

We believe we have robust preventive, detective, and administrative safeguards and security controls to minimize the probability and magnitude of a material event. However, because the tactics and techniques used by threat actors to bypass safeguards and security controls change frequently, and often are not recognized until after an event has occurred, we may be unable to anticipate future tactics and techniques, or to implement adequate and timely protective measures.

Cybersecurity, and the continued development and enhancement of controls, processes, and practices designed to protect client information, systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for the Company. As cybersecurity threats continue to evolve, we may be required to expend additional resources to continue to enhance, modify, and refine our protective measures against these evolving threats.

To date, we have no knowledge of a successful cyber-attack or other material information security breach affecting our systems. However, our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the continuation of a remote work environment for our employees and service providers and our plans to continue to implement and expand digital banking services, expand operations, and use third-party information systems that includes cloud-based infrastructure, platforms, and software. Recent instances of attacks specifically targeting financial services businesses indicate that the risk to our systems remains significant. If we or a critical third party vendor were to experience a cyber-attack or information security breach, we could suffer damage to our reputation, productivity losses, response costs associated with investigation and resumption of services, and incur substantial additional expenses, including remediation expenses costs associated with client notification and credit monitoring services, increased insurance premiums, regulatory penalties and fines, and costs associated civil litigation, any of which could have a materially adverse effect on our business, financial condition, and results of operations.

In addition, the Company’s clients and vendors rely on technology and systems unmanaged by the Company, such as networking devices, server infrastructure, personal computers, smartphones, tablets, and other mobile devices, to contact and conduct business with the Company. If the devices of the Company’s clients or vendors become the target of a cyber-attack, or information security breach, it could result in unauthorized access to, misuse of, or loss of confidential client, employee, monetary, or business information. Threat actors using improperly obtained personal or financial information of consumers can attempt to obtain loans, lines of credit, or other financial products from the Company, or attempt to fraudulently persuade the Company’s employees, clients, or other users of the Company’s systems to disclose confidential information in order to gain improper access to the Company’s information and information systems.

We also face additional costs when our customers become the victims of cyber-attacks. For example, various retailers have reported that they have been the victims of a cyber-attack in which large amounts of their clients’ data, including debit and credit card information, is obtained. Our clients may be the victims of phishing scams, providing cyber criminals access to their accounts, or credit or debit card information. In these situations, we incur costs to replace compromised cards and address fraudulent transaction activity affecting our clients.

Both internal and external fraud and theft are risks. If confidential client, employee, monetary, or business information were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage, and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or if such information were to be intercepted or otherwise inappropriately taken by third parties, or if our own employees abused their access to financial systems to commit fraud against our clients and the Company. These activities can occur in connection with the origination of loans and lines of credit, ACH transactions, wire transactions, ATM transactions, and checking transactions, and result in financial losses as well as reputational damage.

Operational errors can include information system misconfiguration, clerical or record-keeping errors, or disruptions from faulty or disabled computer or telecommunications systems. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Because of the Company’s large transaction volume and its necessary dependence upon automated systems to record and process these transactions, there is a risk that technical flaws, tampering, or manipulation of those automated systems, arising from events wholly or partially beyond its control, may give rise to disruption of service to customers and to financial loss or liability. We are exposed to the risk that our business continuity and data security systems prove to be inadequate.

The occurrence of any of these risks could result in a diminished ability for us to operate our business, additional costs to correct defects, potential liability to clients, reputational intervention, any of which could adversely affect our business, financial condition and results of operations.

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

We are based in California and at December 31, 2021, approximately 44.1% of the aggregate outstanding principal of our mortgage loans was secured by real estate located in California. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Natural disasters could harm our operations directly through interference with communications, including the interruption or loss of our information technology structure and websites, which could prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

Climate change could have a material negative impact on the Company and clients.

The Company’s business, as well as the operations and activities of our clients, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and its clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon- dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients who operate in carbon-intensive industries.

Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their clients, which may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Company may face regulatory risk of increasing focus on the Company’s resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.

With the increased importance and focus on climate change, we are making efforts to enhance our governance of climate change-related risks and integrate climate considerations into our risk governance framework. Nonetheless, the risks associated with climate change are rapidly changing and evolving in an escalating fashion, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change and our climate change strategy, which, in turn, could have a material negative impact on our business, results of operations, and financial condition.

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

Our dividend policy may change.

We have paid quarterly dividends since our initial public offering in the third quarter of 2017. In 2017 we paid $0.38 per share, in 2018 we paid $0.35 per share, in 2019 we paid $0.40 per share, in 2020 we paid $0.33 per share, and in 2021 we paid $0.51 per share. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability and requirements, projected liquidity needs, financial condition, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our common shareholders.

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

We have outstanding options to purchase 943,918 shares of our common stock as of December 31, 2021 that may be exercised and sold (assuming all vesting requirements are met), and we have the ability to issue options exercisable for up to an additional 981,853 shares of common stock pursuant to our 2017 Omnibus Stock Incentive Plan. The sale of any of such shares could cause the market price of our stock to decline, and concerns that those sales may occur could cause the trading price of our common stock to decrease or to be lower than it might otherwise be.

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

Other Risks

The continuing COVID-19 pandemic could adversely affect our business and our customers, counterparties, employees, and third-party service providers.

The spread of COVID-19 has created a global public-health crisis that has impacted household, business, economic, and market conditions.

Governments have taken unprecedented financial and monetary steps in response to the pandemic. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy, followed by additional COVID relief legislation of approximately $900 million in December 2020. In March 2021, the American Rescue Plan Act (“American Rescue Plan”), also called the COVID-19 Stimulus Package or American Rescue Plan, Pub L. No. 117-2, was enacted to inject an additional $1.9 trillion in financial relief and economic stimulus. The Federal Reserve has taken decisive and sweeping actions as well. Since March 15, 2020, their actions have included a reduction in the target range for the federal funds rate to 0 to 25 basis points, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, corporate bonds and other investments, and numerous facilities to support the flow of credit to households and businesses.

The full extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects is still uncertain, and will depend on a number of evolving factors, including:

●

The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained; continuing spread and rise of new variants could affect significantly more households and businesses, or cause additional limitations on commercial activity, increased unemployment, increased property vacancy rates and general economic and financial instability. The continuation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in loan demand and collateral values. The duration and severity of the pandemic continues to be impossible to predict, as is the potential for a seasonal or other resurgence. We also believe we will continue to see the economic effects of the pandemic even after the COVID-19 outbreak has subsided, which is expected to continue to affect our business, financial position, results of operations and prospects.

●

The response of governmental authorities. To date, many of the actions of governmental authorities, including eviction forbearance, occupancy restrictions and vaccine mandates, have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal and monetary policy measures to partially mitigate the adverse effects on individual households and businesses. The ultimate success or impact of these actions and their effect on our customers and the economy generally is still unclear. Further, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on our business.

●

The effect on our customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties are affecting individuals, households, and businesses differently and unevenly. Negative impacts on our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans.

●

The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies and markets could suffer disruptions that are lasting. Governmental actions are meaningfully influencing the interest-rate environment and financial-market activity and could have lasting effects on taxes and other economic factors, which could adversely affect our results of operations and financial condition.

Our participation in the SBA’s PPP Loan Program exposes us to risks.

Our participation in the SBA PPP loan program exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations. As of December 31, 2021, our PPP loans were approximately $11.8 million.

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

In November 2020, we opened a new branch in Edison, New Jersey.  We operate one branch in the Las Vegas-Paradise, Nevada MSA.  In January 2020, we acquired PGB and its three branches in Chicago, Illinois, located in the neighborhoods of Chinatown and Bridgeport.  We closed one Chinatown branch in February 2021.  In January 2022 we acquired the Honolulu, Hawaii branch of the Bank of the Orient.

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

Except for our Monterey Park, California branch, our Buena Park, California operations center, our Eastern region loan center, and two branches in Chicago, all of our offices are leased. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. None of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing.

We own a three story walk up on 86th Avenue in Brooklyn, New York.  We are presently renovating the property to become a branch, planned to open prior to June 30, 2022.

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

Where appropriate, we establish reserves in accordance with FASB guidance over loss contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2021, the Company does not have any litigation reserves.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Global Select Market (NASDAQ) under the symbol “RBB” on July 27, 2017. Prior to that, there was no public market for our common stock.

Shareholders

As of March 9, 2022, the Company had approximately 177 common stock shareholders of record, and the closing price of the Company’s common stock was $24.11 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

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

Under the terms of our subordinated notes issued in March 2016, November 2018 and March 2021, and the related subordinated note purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the subordinated notes. Additionally, under the terms of such notes, we are not permitted to declare or pay any dividends on our capital stock if we are not “well capitalized” for regulatory purposes immediately prior to the payment of such dividend. The terms of the debentures underlying our Trust Preferred Securities also prohibit us from paying dividends on our capital stock if we are in deferral of interest payments on those debentures.

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company's common stock from July 27, 2017 (the date of the Company’s initial public offering and listing on NASDAQ) through December 31, 2021. The graph compares the Company's common stock with the Russell 2000 Index and the SNL Bank $1B-$5B Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on July 27, 2017 and reinvestment of all quarterly dividends. Measurement points are July 27, 2017 and the last trading day of each year-end through December 31, 2021. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

		Period Ending
Index	07/26/17	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
RBB Bancorp	100.00	117.60	76.45	94.02	69.86	121.82
Russell 2000 Index	100.00	107.12	95.32	119.65	143.53	164.80
KBW Nasdaq Regional Banking Index	100.00	106.56	87.92	108.85	99.37	135.78

Source: S&P Global Market Intelligence
© 2022

Unregistered Sales and Issuer Purchases of Equity Securities

On April 22, 2021, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 500,000 shares of our common stock.  As of December 31, 2021, the Company may repurchase up to 335,650 shares under the repurchase program.  The Company has repurchased 75,849 shares of its outstanding common stock during the fourth quarter of 2021.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2021 to October 31, 2021	—	$—	—	411,499
November 1, 2021 to November 30, 2021	—	$—	—	411,499
December 1, 2021 to December 31, 2021	75,849	$24.53	75,849	335,650
Total	75,849	$24.53	75,849	335,650

Item 6. Selected Financial Data.

The following consolidated selected financial data is derived from the Company’s audited consolidated financial statements as of and for the five years ended December 31, 2021. This information should be read in connection with our audited consolidated financial statements, related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report.

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Balance sheet data:
Total assets	$4,228,194	$3,350,072	$2,788,535	$2,974,002	$1,691,059
Total loans, held for investment, net of unaccreted discount and deferred costs and fees	2,931,350	2,706,766	2,196,934	2,142,015	1,249,074
Allowance for loan losses	(32,912)	(29,337)	(18,816)	(17,577)	(13,773)
Mortgage loans held for sale	5,957	49,963	108,194	434,522	125,847
Securities	374,512	218,041	134,401	83,723	74,966
Goodwill	69,243	69,243	58,563	58,383	29,940
Total deposits	3,385,532	2,635,128	2,248,938	2,144,041	1,337,281
FHLB Advances	150,000	150,000	—	319,500	25,000
Long-term debt	173,007	104,391	104,049	103,708	49,528
Subordinated debentures	14,502	14,283	9,673	9,506	3,424
Total shareholders' equity	466,683	428,488	407,690	374,621	265,176
Tangible common equity	393,365	354,049	343,027	308,637	233,798
Income statement data:
Total interest income	$147,063	$139,120	$141,725	$102,115	$74,104
Total interest expense	22,720	34,365	44,861	23,645	13,938
Net interest income	124,343	104,755	96,864	78,470	60,166
Provision (recapture) for loan losses	3,959	11,823	2,390	4,469	(1,053)
Noninterest income	18,745	14,040	18,320	12,842	13,201
Noninterest expense	58,192	59,513	57,473	40,637	27,623
Income before income taxes	80,937	47,459	55,321	46,206	46,797
Income tax expense	24,031	14,531	16,112	10,101	21,269
Net income	56,906	32,928	39,209	36,105	25,528
Revenue (13)	165,808	153,160	160,045	114,957	87,305
Non-interest income / revenue	11.31%	9.17%	11.45%	11.17%	15.12%
Per share data (common stock):
Earnings:
Basic (1)	$2.92	$1.66	$1.96	$2.11	$1.81
Diluted (1)	2.86	1.65	1.92	2.01	1.68
Dividends declared	0.51	0.33	0.40	0.35	0.38
Book value (2)	23.99	21.90	20.35	18.73	16.67
Tangible book value (3)	20.22	18.10	17.12	15.43	14.70
Weighted average shares outstanding:
Basic	19,423,549	19,763,422	20,017,306	17,151,222	14,078,281
Diluted	19,834,306	19,921,859	20,393,424	17,967,653	15,238,365
Shares outstanding at period end	19,455,544	19,565,921	20,030,866	20,000,022	15,908,893
Performance metrics
Return on average assets	1.48%	1.03%	1.38%	1.78%	1.66%
Return on average shareholders' equity	12.71%	7.88%	9.95%	12.16%	11.67%
Return on average tangible common equity (3)	15.22%	9.62%	11.93%	13.66%	13.64%
Yield on average earning assets	4.09%	4.67%	5.31%	5.36%	5.13%
Cost of average interest-bearing liabilities	0.94%	1.57%	2.24%	1.69%	1.28%
Net interest spread	3.15%	3.10%	3.07%	3.67%	3.85%
Net interest margin (4)	3.46%	3.52%	3.63%	4.12%	4.16%
Efficiency ratio	40.67%	50.10%	49.90%	44.50%	37.65%
Common stock dividend payout ratio (5)	17.47%	19.88%	20.41%	16.59%	20.99%
Loan to deposit ratio(6)	86.58%	102.72%	97.69%	99.41%	93.40%
Core deposits / total deposits (7)	82.91%	77.31%	73.44%	77.92%	74.09%
Adjusted core deposits / total deposits (8)	87.48%	87.72%	86.47%	91.19%	75.16%
Net non-core funding dependence ratio (9)	-6.50%	9.11%	13.17%	22.32%	13.72%
Adjusted net non-core funding dependence ratio (10)	-10.38%	0.38%	1.84%	12.19%	12.18%

	As of and for the Year Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Credit quality Data:
Loans 30-89 days past due	$21,080	$9,612	$5,277	$4,677	$3,636
Loans 30-89 days past due to total loans	0.72%	0.36%	0.24%	0.22%	0.29%
Nonperforming loans (11)	$20,725	$19,554	$13,218	$3,282	$2,575
Nonperforming loans to total loans (11)	0.71%	0.72%	0.60%	0.15%	0.21%
Nonperforming assets (12)	$21,018	$19,847	$13,511	$4,383	$2,868
Nonperforming assets to total assets (12)	0.50%	0.59%	0.48%	0.15%	0.16%
Allowance for loan losses to total loans	1.12%	1.08%	0.86%	0.82%	1.10%
Allowance for loan losses to nonperforming loans (11)	158.80%	150.03%	142.35%	535.55%	534.87%
Net charge-offs (recoveries) to average loans	-0.01%	0.05%	0.05%	0.05%	-0.06%
Regulatory and other capital ratios—Company
Tangible common equity to tangible assets (3)	9.47%	10.81%	12.59%	10.61%	14.09%
Tier 1 leverage ratio	10.21%	11.32%	12.89%	11.80%	14.35%
Tier 1 common capital to risk-weighted assets	14.86%	14.62%	17.16%	15.28%	17.54%
Tier 1 capital to risk-weighted assets	15.40%	15.21%	17.65%	15.74%	17.80%
Total capital to risk-weighted assets	23.15%	20.77%	23.82%	21.71%	22.55%
Regulatory capital ratios—Bank only
Tier 1 leverage ratio	12.45%	14.11%	15.23%	13.66%	14.50%
Tier 1 common capital to risk-weighted assets	18.80%	18.94%	20.87%	18.17%	17.42%
Tier 1 capital to risk-weighted assets	18.80%	18.94%	20.87%	18.17%	17.42%
Total capital to risk-weighted assets	20.05%	20.19%	21.86%	19.07%	18.47%

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

(4)

Net interest margin is presented on a fully taxable equivalent (“FTE”) basis. Our management believes that measuring net interest margin, net of purchase accounting accretion, is useful when assessing our net interest margin as compared to the net interest margin of banks that do not reflect purchase accounting adjustments because they are not active acquirers of financial institutions. The effect of accretion income from acquired loans on our net interest margin was an increase of 0.03%, 0.08%, 0.11%, 0.12%, and 0.37%, for the twelve-month periods ended December 31, 2021, 2020, 2019, 2018 and 2017, respectively. We anticipate that the impact of purchase accounting on our net interest margin will decrease as our previously acquired loans are paid off, charged off, foreclosed upon or sold, offset with new acquired loans.

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

(11)

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings. Nonperforming loans exclude purchase credit impaired ("PCI") loans acquired in prior acquisitions. Nonperforming loans include a SBA guaranteed loan at December 31, 2016 as to which we received a $3.6 million payment in July 2017 pursuant to a SBA loan guaranty. SBA guaranteed loans at December 31, 2021 were $17.9 million.

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

●	Loans held for investment
●	Loans available for sale
●	Securities
●	ALLL
●	Goodwill and other intangible assets
●	Deferred income taxes
●	Servicing rights
●	Income Taxes
●	Stock-Based Compensation

Our significant accounting policies are described in greater detail in our 2021 audited financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K, specifically in “Note 2 – Summary of Significant Accounting Policies” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the year 2021, we reported net earnings of $56.9 million, compared with $32.9 million for the year 2020. This represented an increase of $24.0 million, or 72.8%, over the prior year. The increase in net earnings reflected a $19.6 million increase in net interest income, a $4.7 million increase in non-interest income, $7.9 million decrease in the provision for loan losses and a $1.3 million  decrease in non-interest expenses, which was partially offset by a $9.5 million increase in income tax expense.

At December 31, 2021, total assets were $4.2 billion, an increase of $878.1 million, or 26.2%, from total assets of $3.4 billion at December 31, 2020. Interest-earning assets were $4.0 billion as of December 31, 2021, an increase of $831.3 million, or 26.3%, compared to $3.2 billion at December 31, 2020. The increase in interest-earning assets was primarily due to net HFI loan growth of $224.6 million and investment securities growth of $156.5 million, partially offset by a decrease of $44.0 million in mortgage loans available for sale.

At December 31, 2021, available for sale (“AFS”) investment securities totaled $368.3 million inclusive of a pre-tax net unrealized loss of $2.4 million, compared to $210.9 million inclusive of a pre-tax net unrealized gain of $1.6 million at December 31, 2020. At December 31, 2021, held to maturity (“HTM”) investment securities totaled $6.3 million, compared to $7.2 million as of December 31, 2020.

Net loans and leases (held for investment, net of deferred fees, discounts, and the allowance for loan losses) were $2.9 billion at December 31, 2021, compared to $2.7 billion at December 31, 2020. Net loans and leases increased $221.0 million, or 8.3%, from December 31, 2020. The increase in net loans was due to organic growth.  The increase in net loans included approximately $244.4 million in CRE loans, $116.4 million in construction loans and $26.7 million in other loans, partially offset by a $119.8 million decrease in SFR mortgage loans, $21.4 million in C&I loans and $21.7 million in SBA loans.

Total deposits were $3.4 billion at December 31, 2021, an increase of $750.4 million, or 28.5%, compared to $2.6 billion at December 31, 2020. The increase is due to an increase of $870.8 million in non-maturity deposits, partially offset by a net decrease of $120.4 million from time  deposits, and the remainder from organic growth.

Noninterest-bearing deposits were $1.3 billion at December 31, 2021, an increase of $674.3 million, or 109.2%, from $617.2 million at December 31, 2020.  At December 31, 2021, noninterest-bearing deposits were 38.1% of total deposits, compared to 23.4% at December 31, 2020.

Our average cost of total deposits was 0.40% for the year 2021, compared to 1.01% for 2020. The decrease is due to a 73 basis point decrease in the average rate paid on interest bearing deposits. Borrowings, consisting of FHLB long-term advances, long-term debt and subordinated debt, increased $68.8 million to $337.5 million as of December 31, 2021 compared to $268.7 million as of December 31, 2020. The Company had no short-term FHLB advances, and $150.0 million in long-term advances at December 31, 2021 and at December 31, 2020.

The allowance for loan losses was $32.9 million at December 31, 2021, an increase of $3.6 million or 12.2%, from $29.3 million at December 31, 2020.  During 2021, there was a $4.0 million provision for loan losses compared to $11.8 million for 2020. The ALLL to HFI loans and leases outstanding was 1.12% and 1.08% as of December 31, 2021 and December 31, 2020, respectively.

Shareholders’ equity increased $38.2 million, or 8.9%, to $466.7 million as of December 31, 2021 from $428.5 million at December 31, 2020.  The increase during 2021 was primarily due to $56.9 million of net income, less $9.9 million of common dividends paid and $10.5 million from the repurchase of common stock.

Our capital ratios under the Basel III capital framework regulatory standards remain well capitalized. As of December 31, 2021, the Company’s Tier 1 leverage capital ratio was 10.21%, common equity Tier 1 ratio was 14.86%, Tier 1 risk-based capital ratio totaled 15.40%, and total risk-based capital ratio was 23.15%.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Years Ended December 31,		2021 vs. 2020 Variance Increase (Decrease)		Year Ended	2020 vs. 2019 Variance Increase (Decrease)
	2021	2020	$ or #	%	December 31, 2019	$ or #	%
	(Dollars in thousands, except per share amounts)
Interest income	$147,063	$139,120	$7,943	5.7%	$141,725	$(2,605)	(1.8)%
Interest expense	22,720	34,365	(11,645)	(33.9)%	44,861	(10,496)	(23.4)%
Net interest income	124,343	104,755	19,588	18.7%	96,864	7,891	8.1%
Provision for loan losses	3,959	11,823	(7,864)	(66.5)%	2,390	9,433	394.7%
Net interest income after provision (recapture) for loan losses	120,384	92,932	27,452	29.5%	94,474	(1,542)	(1.6)%
Noninterest income	18,745	14,040	4,705	33.5%	18,320	(4,280)	(23.4)%
Noninterest expense	58,192	59,513	(1,321)	(2.2)%	57,473	2,040	3.5%
Income before income taxes	80,937	47,459	33,478	70.5%	55,321	(7,862)	(14.2)%
Income tax expense	24,031	14,531	9,500	65.4%	16,112	(1,581)	(9.8)%
Net income	$56,906	$32,928	$23,978	72.8%	$39,209	$(6,281)	(16.0)%
Share Data
Earnings per common share:
Basic	$2.92	$1.66	$1.26		$1.96	$(0.30)
Diluted (1)	2.86	1.65	1.21		1.92	(0.27)
Performance Ratios
Return on average assets, annualized	1.48%	1.03%	0.45%		1.38%	(0.35)%
Return on average shareholders’ equity, annualized	12.71%	7.88%	4.83%		9.95%	(2.07)%
Efficiency ratio	40.67%	50.10%	(9.43)%		49.90%	0.20%
Tangible comon equity to tangible assets (2)	9.47%	10.81%	(1.34)%		12.59%	(1.78)%
Return on average tangible common equity, annualized (2)	15.22%	9.62%	5.60%		11.93%	(2.31)%
Tangible book value per share (2)	$20.22	$18.10	$2.12		$17.12	$0.98

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

Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2021 to December 31, 2020

Net Interest Income/Average Balance Sheet

In 2021, we generated fully-taxable equivalent net interest income of $124.4 million, an increase of $19.6 million, or 18.7%, from the net interest income produced in 2020. This increase was largely due to a 20.7% increase in the average balance of interest-earning assets, in part due to organic loan growth, partially offset by an 6 basis point decrease in the net interest margin. For the years ended December 31, 2021 and 2020 our reported net interest margin was 3.46% and 3.52%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios.

Interest Income. Total fully-taxable equivalent interest income was $147.1 million in 2021 compared to $139.2 million in 2020. The $8.0 million, or 5.7%, increase in total interest income was mainly due to increases in the average balance of total loans of $180.9 million, average balance of securities of $144.1 million, and average balance of Federal funds sold, cash equivalents and other investments of $292.2 million. This was partially offset by a decrease in the average total loan yield of 6 basis points.

Interest and fees on loans was $141.6 million in 2021 compared to $133.9 million in 2020. The $7.7 million, or 5.7%, increase in interest income on loans was primarily due to a $180.9 million increase in the average balance of total loans outstanding, partially offset by 6 basis point decrease in the average yield on total loans. The increase in the average balance of loans outstanding was primarily due to organic growth in commercial real estate and single-family residential mortgage loans during 2021. The yield on the loan portfolio benefited from accretion income associated with purchase accounting discounts established on loans acquired in prior acquisitions. For the years 2021 and 2020, the reported yield on total loans was 5.12% and 5.18%, respectively. The impact of accretion income on our yield on total loans for the years 2021 and 2020 was to increase our reported yield on total loans by 0.03% and 0.08%, respectively.  A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of commercial real estate loans and single family residential mortgages.

The table below illustrates by loan type the accretion income for the years 2021, 2020 and 2019:

(dollars in thousands)	2021	2020	2019
Beginning balance of discount on purchased loans	$2,872	$5,068	$9,228
Additions due to acquisitions:
Commercial and industrial	—	39	—
Construction and land development	—	—	—
Commercial real estate	—	397	—
Single family residential mortgages	—	449	—
Total additions	$—	$885	$—
Accretion:
Commercial and industrial	(9)	—	15
SBA	11	17	18
Construction and land development	—	5	—
Commercial real estate	146	2,345	2,893
Single family residential mortgages	998	714	1,234
Total accretion	$1,146	$3,081	$4,160
Ending balance of discount on purchased loans	$1,726	$2,872	$5,068

Interest income from our securities portfolio increased $454,000, or 15.1%, to $3.5 million in 2021. The increase in interest income on securities was primarily due to an increased average balance of $144.1 million, or 78.8%, partially offset by a 58 basis point decrease in the average yield of securities.

Interest income on our federal funds sold, cash equivalents and other investments decreased $143,000, or 6.3%, to $2.1 million in 2021. The decrease in interest income on these earning assets was primarily due to a 64 basis point decrease in average yield of cash equivalents, partially offset by a $292.2 million increase in the average balance. The increase in the average balance resulted from pending utilization of these funds to higher yielding loans and securities.

Interest Expense. Interest expense on interest-bearing liabilities decreased $11.6 million, or 33.9%, to $22.7 million in 2021 primarily due to a 63 basis point decrease in the average rate on these liabilities plus an increase in average non-interest bearing deposits of $374.6 million, partially offset by a $216.5 million increase in the average balance of interest bearing liabilities.

Interest expense on total deposits decreased to $12.0 million in 2021. The $13.2 million, or 52.6%, decrease in interest expense on total deposits was primarily due to a 73 basis point decrease in the average rate paid on total average interest bearing deposits, partially offset by a $141.9 million increase in the average balance of interest-bearing deposits. The increase in the average balance of deposits resulted primarily from organic growth in 2021.

Interest expense on borrowings increased 17.5% from $9.2 million in 2020 to $10.8 million in 2021. This increase reflected increased average balances in long term debt. In 2021, the average rate on these liabilities was 3.34% compared to 3.70% in 2020.

Average Balance Sheet, Interest and Yield/Rate Analysis

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2021,  2020 and 2019. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See “Analysis of Financial Condition—Capital Resources and Liquidity Management” and Item 7A Quantitative and Qualitative Disclosures about Market Risk included herein.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years 2021, 2020 and 2019. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Years Ended December 31,
	2021			2020			2019
(tax-equivalent basis, dollars in	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$504,809	$2,115	0.42%	$212,594	$2,258	1.06%	$135,133	$3,914	2.90%
Securities: (2)
Available for sale	320,544	3,217	1.00%	175,307	2,714	1.55%	85,775	2,354	2.74%
Held to maturity	6,543	238	3.64%	7,665	287	3.74%	8,978	334	3.72%
Mortgage loans held for sale	20,817	670	3.22%	41,019	1,779	4.34%	325,039	15,754	4.85%
Loans held for investment: (3)
Real estate	2,363,846	122,204	5.17%	2,176,695	113,966	5.24%	1,767,923	97,024	5.49%
Commercial	381,646	18,695	4.90%	367,718	18,149	4.94%	345,010	22,381	6.49%
Total loans held for investment	2,745,492	140,899	5.13%	2,544,413	132,115	5.19%	2,112,933	119,405	5.65%
Total earning assets	3,598,205	$147,139	4.09%	2,980,998	$139,153	4.67%	2,667,858	$141,761	5.31%
Noninterest-earning assets	235,267			204,617			167,324
Total assets	$3,833,472			$3,185,615			$2,835,182

Interest-bearing liabilities:
NOW deposits	$69,211	$184	0.27%	$55,795	$201	0.36%	$24,925	$68	0.27%
Money market deposits	637,539	2,468	0.39%	449,110	3,190	0.71%	370,451	4,621	1.25%
Savings deposits	137,534	134	0.10%	123,568	149	0.12%	97,670	197	0.20%
Time deposits, less than $250,000	640,747	4,462	0.70%	715,181	11,466	1.60%	712,535	16,044	2.25%
Time deposits, $250,000 and over	597,770	4,708	0.79%	597,262	10,199	1.71%	566,810	13,303	2.35%
Total interest-bearing deposits	2,082,801	11,956	0.57%	1,940,916	25,205	1.30%	1,772,391	34,233	1.93%
FHLB advances	150,000	1,765	1.18%	129,071	1,483	1.15%	114,388	2,930	2.56%
Long-term debt	157,719	8,404	5.33%	104,210	6,990	6.71%	103,870	6,991	6.73%
Subordinated debentures	14,385	595	4.14%	14,228	687	4.83%	9,586	707	7.38%
Total interest-bearing liabilities	2,404,905	22,720	0.94%	2,188,425	34,365	1.57%	2,000,235	44,861	2.24%
Noninterest-bearing liabilities
Noninterest-bearing deposits	938,710			564,111			421,174
Other noninterest-bearing liabilities	42,143			15,164			19,879
Total noninterest-bearing liabilities	980,853			579,275			441,053
Shareholders' equity	447,714			417,915			393,895
Total liabilities and shareholders' equity	$3,833,472			$3,185,615			$2,835,183
Net interest income / interest rate spreads		$124,419	3.15%		$104,788	3.10%		$96,900	3.07%
Net interest margin			3.46%			3.52%			3.63%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

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

	Year Ended December 31, 2021 Compared with Year Ended December 31, 2020			Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance	Volume	Rate	Interest Variance
Interest-earning assets:
Federal funds sold, cash equivalents & other (1)	$1,792	$(1,935)	$(143)	$1,574	$(3,230)	$(1,656)
Securities: (2)
Available for sale	1,702	(1,199)	503	1,696	(1,336)	360
Held to maturity	(41)	(8)	(49)	(49)	2	(47)
Mortgage loans held for sale	(728)	(381)	(1,109)	(12,474)	(1,501)	(13,975)
Loans held for investment: (3)
Real estate	9,768	(1,530)	8,238	21,540	(4,598)	16,942
Commercial	692	(146)	546	1,397	(5,629)	(4,232)
Total loans held for investment	10,460	(1,676)	8,784	22,937	(10,227)	12,710
Total	$13,185	$(5,199)	$7,986	$13,684	$(16,292)	$(2,608)

Interest-bearing liabilities
NOW	$41	$(58)	$(17)	$105	$28	$133
Money market	1,038	(1,760)	(722)	847	(2,278)	(1,431)
Saving deposits	14	(29.00)	(15)	43	(91)	(48)
Time deposits, less than $250,000	(1,094)	(5,910)	(7,004)	60	(4,638)	(4,578)
Time deposits, $250,000 and over	9	(5,500)	(5,491)	684	(3,788)	(3,104)
Total interest-bearing deposits	8	(13,257)	(13,249)	1,739	(10,767)	(9,028)
FHLB advances	243	39	282	336	(1,783)	(1,447)
Long-term debt	3,063	(1,649)	1,414	21	(22)	(1)
Subordinated debentures	8	(100)	(92)	273	(293)	(20)
Total interest-bearing liabilities	3,322	(14,967)	(11,645)	2,369	(12,865)	(10,496)
Changes in net interest income	$9,863	$9,768	$19,631	$11,315	$(3,427)	$7,888

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

Provision for Loan Losses

The provision for loan losses in 2021 was $4.0 million compared to $11.8 million in 2020. The decrease in the 2021 provision expense was primarily attributable to a decrease in COVID-19 pandemic related market effects from 2020, partially offset by increases in past due loans, substandard loans and impaired loans. Non-performing loans that increased during the year were individually analyzed, with $30,000 in 2021 and $525,000 in 2020, net addition to the allowance for loan losses.

Noninterest Income

Noninterest income increased $4.7 million, or 33.5%, to $18.7 million in 2021 from $14.0 million in 2020. The following table sets forth the major components of noninterest income for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,			2021 vs. 2020 Increase (Decrease)		2020 vs. 2019 Increase (Decrease)
(dollars in thousands)	2021	2020	2019	$	%	$	%
Noninterest income:
Service charges, fees and other	$7,235	$4,852	$4,072	$2,383	49.1%	$780	19.2%
Gain on sale of loans	9,991	5,997	9,893	3,994	66.6%	(3,896)	(39.4)%
Loan servicing income, net of amortization	684	2,052	3,383	(1,368)	(66.7)%	(1,331)	(39.3)%
Recoveries on loans acquired in business combinations	82	84	143	(2)	(2.4)%	(59)	(41.3)%
Unrealized (loss) gain on equity investments	(360)	—	147	(360)	100.0%	(147)	(100.0)%
Gain on derivatives	46	78	—	(32)	(41.0)%	78	100.0%
Increase in cash surrender of life insurance	1,067	767	775	300	39.1%	(8)	(1.0)%
Gain on sale of securities	—	210	7	(210)	(100.0)%	203	2900.0%
Loss on sale of OREO	—	—	(106)	—	—	106	(100.0)%
Gain on sale of fixed assets	—	—	6	—	—	(6)	(100.0)%
Total noninterest income	$18,745	$14,040	$18,320	$4,705	33.5%	$(4,280)	(23.4)%

Service charges, fees and others. The increase in noninterest income from service charges, fees and other income was primarily from service charges on the additional transactional deposit accounts originated organically.

Gain on sale of loans. The gain on sales of loans increased $4.0 million due primarily to the increase in gains of $2.7 million in SFR mortgage loans sold and increase in gains of $1.3 million in SBA loans sold. Increases in gain on sales of loans were due to increases of $7.2 million on SBA loans sold and $92.4 million on mortgage loans held for sale.  The increase in the mortgage loan sales is attributable to the favorable change in market conditions in the secondary market.

	Years Ended December 31,			2021 vs. 2020 Increase (Decrease)		2020 vs. 2019 Increase (Decrease)
(dollars in thousands)	2021	2020	2019	$	%	$	%
Loans sold:
SBA	$20,922	$13,733	$28,803	$7,189	52.3%	$(15,070)	(52.3)%
Single family residential mortgage	276,650	184,220	472,477	92,430	50.2%	(288,257)	(61.0)%
Commercial real estate	—	—	10,422	—	—	(10,422)	(100.0)%
	$297,572	$197,953	$511,702	$99,619	50.3%	$(313,749)	(61.3)%
Gain on loans sold:
SBA	$2,091	$754	$1,542	$1,337	177.3%	$(788)	(51.1)%
Single family residential mortgage	7,900	5,243	8,199	2,657	50.7%	(2,956)	(36.1)%
Commercial real estate	—	—	152	—	—	(152)	(100.0)%
	$9,991	$5,997	$9,893	$3,994	66.6%	$(3,896)	(39.4)%

Loan servicing income, net of amortization. Servicing income decreased due to increased loan pre-payments in the SFR loans serviced causing a decrease in the volume of mortgage loans we are servicing. SBA loan servicing income decreased due to a decline in SBA pre-payments.

(dollars in thousands)	Years Ended December 31,			2021 vs. 2020 Increase (Decrease)		2020 vs. 2019 Increase (Decrease)
For the period	2021	2020	2019	$	%	$	%
Loan servicing income, net of amortization:
Single family residential loans serviced	$268	$1,440	$2,981	$(1,172)	(81.4)%	$(1,541)	(51.7)%
SBA loans serviced	416	612	402	(196)	(32.0)%	210	52.2%
Total	$684	$2,052	$3,383	$(1,368)	(66.7)%	$(1,331)	(39.3)%

	Years Ended December 31,			2021 vs. 2020 Increase (Decrease)		2020 vs. 2019 Increase (Decrease)
(dollars in thousands)	2021	2020	2019		$%		$%
As of year-end, dollars in thousands
Single family residential loans serviced	$1,308,672	$1,512,969	$1,683,298	$(204,297)	(13.5)%	$(170,329)	(10.1)%
SBA loans serviced	138,173	156,222	170,849	(18,049)	(11.6)%	(14,627)	(8.6)%
Total	$1,446,845	$1,669,191	$1,854,147	$(222,346)	(13.3)%	$(184,956)	(10.0)%

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations decreased by $2,000 to $82,000 in 2021 compared to $84,000 in 2020.

Gain on derivatives.  Due to the amount of loans that were committed to be delivered to FNMA at year-end, we recorded derivatives which resulted in a gain of $46,000 in 2021 and $78,000 in 2020. In 2021 and 2020, the income from interest rate lock commitments ("IRLCs") was ($41,000) and $182,000, respectively, and was recorded as service charges, fees and other.  The income from forward mortgage loan sales commitments ("FMLSCs") was $46,000 and $78,000 in 2021 and 2020, respectively, and is reported in the income statement.  There was no IRLC and FMLSC income in 2019.

Cash surrender value income of bank owned life insurance. Cash surrender value income of bank owned life insurance (“BOLI”) increased $300,000 due to additional BOLI investment of $19.9 million in June 2021.

Gain on sales of securities, net. Gain on sales of securities, net was $210,000 in 2020 from the sale of $11.7 million securities.  There was no gain on sale of securities in 2021.

Noninterest Expense

Noninterest expense decreased $1.3 million, or 2.2%, to $58.2 million in 2021 from $59.5 million in 2020. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,			2021 vs. 2020 Increase (Decrease)		2020 vs. 2019 Increase (Decrease)
(dollars in thousands)	2021	2020	2019		$%		$%
Noninterest expense:
Salaries and employee benefits	$33,568	$33,312	$32,909	$256	0.8%	$403	1.2%
Occupancy and equipment expenses	8,691	9,691	9,750	(1,000)	(10.3)%	(59)	(0.6)%
Data processing	4,474	4,236	3,699	238	5.6%	537	14.5%
Legal and professional	3,773	2,743	1,832	1,030	37.6%	911	49.7%
Office expenses	1,197	1,226	1,257	(29)	(2.4)%	(31)	(2.5)%
Marketing and business promotion	1,157	751	1,308	406	54.1%	(557)	(42.6)%
Insurance and regulatory assessments	1,561	984	900	577	58.6%	84	9.3%
Amortization of core deposit intangible	1,121	1,395	1,501	(274)	(19.6)%	(106)	(7.1)%
OREO expenses	17	35	337	(18)	(51.4)%	(302)	(89.6)%
Merger expenses	137	746	471	(609)	(81.6)%	275	58.4%
Other expenses	2,496	4,394	3,509	(1,898)	(43.2)%	885	25.2%
Total noninterest expense	$58,192	$59,513	$57,473	$(1,321)	(2.2)%	$2,040	3.5%

Salaries and employee benefits. Salaries and employee benefits expense increased $256,000 due to normal salary increases. The number of full-time equivalent employees were 365 at December, 31, 2021, 366 at year-end 2020 and 355 at year-end 2019.  None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory. On a periodic basis, the human resources department will advise senior management of the following human capital management metrics: (1) open positions, (2) overtime expense, (3) staff turnover, and (4) employee headcount.

Occupancy and equipment. Occupancy and equipment expense decreased $1.0 million from 2020 to 2021 mainly due to the savings from branch closures in 2020 and in early 2021.

Data processing. Data processing expense increased $238,000 in 2021. This increase was primarily due to upgrading our infrastructure. Effective June 2019, the Company renegotiated its data processing master agreement with its vendor, under which the Company is allowed to offset future monthly data processing expenses up to approximately $2.2 million through January 2026. As of December 31, 2021, this offset benefit amounted to $1.2 million to be recognized through January 2026.

Legal and professional. Legal and professional expense increased $1.0 million in 2021 due to increases in internal control audits, professional expense associated with emerging growth company status and problem loan collections.

Office expenses. Office expenses, comprised of communications, postage, armored car, and office supplies, decreased by $29,000 in 2021.

Marketing and business promotion. Marketing and business promotion expense increased $406,000, due to increased marketing efforts following the COVID-19 pandemic.

Insurance and regulatory assessments. Insurance and regulatory assessments expense increased by $577,000 to $1.6 million in 2021 compared to $984,000 in 2020. The FDIC insurance assessment was $949,000 in 2021 and $455,000 in 2020, an increase of $494,000. The California DFPI regulatory assessment increased by $20,000 from $163,000 for the year 2020 to $183,000 for year 2021.  The corporate insurance expenses (including directors and officers insurance and fidelity bond), was $435,000 for 2021 compared to $363,000 for 2020.

Amortization of intangibles. Amortization of intangibles totaled $1.1 million in 2021 as compared to $1.4 million for 2020. The decrease was due to continued amortization of the core deposit intangible asset, following the additional core deposit intangible asset of $491,000 recognized in connection with the 2020 PGBH acquisition.

OREO expenses. OREO expenses were $17,000 in 2021 and $35,000 in 2020. The $18,000 decrease was due to no further ongoing expenses for past OREOs.

Merger expenses. Merger expenses were $137,000 in 2021 compared to $746,000 in 2020. The 2021 expense includes expenses relating to the acquisition of the Hawaii branch.  While the 2020 expenses relate to the PGBH acquisition.

Other noninterest expenses. Other expenses decreased by $1.9 million from 2020, primarily due to the provision (benefit) for credit losses associated with unfunded commitments as of the balance sheet date of ($180,000) in 2021 compared to $558,000 in 2020. The off-balance sheet liabilities are letters of credit and other commitments to lend. The provision for off-balance sheet liabilities is a function of the volume of undisbursed loans and other loan commitments multiplied by a risk factor. Other expense increases included a $416,000 decrease in mortgage servicing rights impairment due to reversal of write-downs reflecting the decline in market rates of interest.

Income Tax Expense

Income tax expense was $24.0 million in 2021 compared to $14.5 million in 2020, an increase of $9.5 million, or 65.4%. The effective tax rate for 2021 was 29.7% and 30.6% for 2020. Income tax expense for 2021 included a $873,000 benefit for stock options exercised and a $26,000 benefit for 2020.

Net Income

Net income increased $24.0 million to $56.9 million in 2021, compared to $32.9 million in 2020.  The increase is primarily due to a increase in net interest income of $19.6 million, an increase in non-interest income of $4.7 million, a $1.3 million decrease in non-interest expense and a $7.9 million decrease in the credit loss provision, partially offset by a $9.5 million increase in tax expense.

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

Interest income on our federal funds sold, cash equivalents and other investments decreased $1.7 million, or 42.3%, to $2.3 million in 2020. The decrease in interest income on these earning assets was primarily due to by a 184 basis point decrease in average yield of cash equivalents, partially offset by a $77.5 million increase in the average balance. The increase in the average balance resulted from pending utilization of these funds to higher yielding loans and securities.

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

Provision for Loan Losses

The provision for loan losses in 2020 was $11.8 million compared to $2.4 million in 2019. The increase in the 2020 provision expense was primarily attributable to COVID-19 pandemic related market effects of $2.3 million, increases in the size of our overall loan portfolio, and increases in past due loans, substandard loans and impaired loans. Non-performing loans that increased during the year were individually analyzed, with $525,000 in 2020 and none in 2019, net addition to the allowance for loan losses.

Noninterest Income

Noninterest income decreased $4.3 million, or 23.4%, to $14.0 million in 2020 from $18.3 million in 2019.

Service charges, fees and others. The increase in noninterest income from service charges, fees and other income was primarily from service charges on the additional transactional deposit accounts originated organically and acquired in the PGBH acquisition in 2020.  In 2020, the income from interest rate lock commitments ("IRLCs") was $182,000 and was recorded as service charges, fees and other.  The income from forward mortgage loan sales commitments ("FMLSCs") was $78,000 and is reported in the income statement as a gain on derivatives.  There was no IRLC and FMLSC income in 2019.

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

Cash surrender value income of bank owned life insurance. Cash surrender value income of BOLI decreased $8,000 due to slightly lower rates.

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

Insurance and regulatory assessments. Insurance and regulatory assessments expense increased by $84,000 to $984,000 in 2020 compared to $900,000 in 2019, following the PGBH acquisition in 2020. The FDIC insurance assessment was $455,000 in 2020 and $386,000 in 2019, an increase of $69,000. The DFPI regulatory assessment increased by $14,000 from $149,000 for the year 2019 to $163,000 for year 2020.  The corporate insurance expenses (including directors and officers insurance and fidelity bond), were $363,000 for 2020 compared to $360,000 for 2019.

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

Merger expenses. Merger expenses were $746,000 in 2020 compared to $471,000 in 2019. The 2020 and 2019 expenses are for the PGBH acquisition which closed in January 2020.

Other noninterest expenses. Other expenses increased by $885,000 from 2019, primarily due to the provision for credit losses associated with unfunded commitments as of the balance sheet date of $558,000 in 2020 compared to $137,000 in 2019. The off-balance sheet liabilities are letters of credit and other commitments to lend. The provision for off-balance sheet liabilities is a function of the volume of undisbursed loans and other loan commitments multiplied by a risk factor. Other expense increases included a $416,000 increase in mortgage servicing rights impairment due to write-downs reflecting the decline in market rates of interest.

Income Tax Expense

Income tax expense was $14.5 million in 2020 compared to $16.1 million in 2019, a decrease of $1.6 million or 9.8%. The effective tax rate for 2020 was 30.6% and 29.2% for 2019. Income tax expense for 2020 included a $26,000 benefit for stock options exercised and a $78,000 benefit for 2019.

Net Income

Net income decreased $6.3 million to $32.9 million in 2020, compared to $39.2 million in 2019.  The decrease was primarily due to a decrease in net interest income of $1.5 million, a decrease in non-interest income of $4.3 million, a $2.0 million increase in non-interest expense and a $9.4 million increase in the loan loss provision, partially offset by a $10.5 million decrease in interest expense.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets were $4.2 billion as of December 31, 2021 and $3.4 billion as of December 31, 2020. We increased our net loans held for investment by $221.0 million.  This increase was from organic loan growth. Organic loan growth increased mainly in commercial real estate loans and construction loans. Our mortgage loans held for sale decreased by $44.0 million in 2021. The increase in assets was funded by an increase in deposits of $750.4 million, and a $38.2 million increase in equity (primarily resulting from $56.9 million in net income, less $10.5 million in repurchase of common stock and $9.9 million in dividends paid).

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

The following table sets forth the book value and percentage of each category of securities at December 31, 2021, 2020 and 2019. The book value for securities classified as available for sale is equal to fair market value and the book value for securities classified as held to maturity is equal to amortized cost.

	December 31, 2021		December 31, 2020		December 31, 2019
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value
Government agency securities	$5,610	1.5%	$1,294	0.6%	$1,572	1.2%
SBA agency securities	3,469	0.9%	4,394	2.0%	4,691	3.5%
Mortgage-backed securities - Government sponsored agencies	55,025	14.7%	17,677	8.1%	19,171	14.3%
Collateralized mortgage obligations	119,511	31.9%	48,874	22.4%	11,654	8.7%
Commercial paper	129,926	34.7%	102,448	47.0%	69,899	51.9%
Corporate debt securities (1)	42,205	11.3%	34,563	15.9%	19,082	14.2%
Municipal securities	12,514	3.3%	1,617	0.7%	—	0.0%
Total securities, available for sale, at fair value	$368,260	98.3%	$210,867	96.7%	$126,069	93.8%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$1,506	0.4%	$2,407	1.1%	$3,505	2.6%
Tax-exempt municipal securities	4,746	1.3%	4,767	2.2%	4,827	3.6%
Total securities, held to maturity, at amortized cost	6,252	1.7%	7,174	3.3%	8,332	6.2%
Total securities	$374,512	100.0%	$218,041	100.0%	$134,401	100.0%

(1)	Comprised of corporate debt securities and financial institution subordinated debentures

The tables below set forth investment securities AFS and HTM for the periods presented.

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,689	$4	$(83)	$5,610
SBA agency securities	3,351	118	—	3,469
Mortgage-backed securities- Government sponsored agencies	55,534	31	(540)	55,025
Collateralized mortgage obligations	121,377	128	(1,994)	119,511
Commercial paper	129,962	—	(36)	129,926
Corporate debt securities	41,999	460	(254)	42,205
Municipal securities	12,701	—	(187)	12,514
	$370,613	$741	$(3,094)	$368,260
Held to maturity
Municipal taxable securities	$1,506	$77	$—	$1,583
Municipal securities	4,746	248	—	4,994
	$6,252	$325	$—	$6,577
December 31, 2020
Available for sale
Government agency securities	$1,257	$37	$—	$1,294
SBA securities	4,125	269	—	4,394
Mortgage-backed securities- Government sponsored agencies	17,415	270	(8)	17,677
Collateralized mortgage obligations	48,476	491	(93)	48,874
Commercial paper	102,462	—	(14)	102,448
Corporate debt securities	33,907	662	(6)	34,563
Municipal securities	1,621	2	(6)	1,617
	$209,263	$1,731	$(127)	$210,867
Held to maturity
Municipal taxable securities	$2,407	$139	$—	$2,546
Municipal securities	4,767	290	—	5,057
	$7,174	$429	$—	$7,603

The weighted-average yield on the total investment portfolio at December 31, 2021 was 1.03% with a weighted-average life of 3.8 years. This compares to a weighted-average yield of 1.14% at December 31, 2020 with a weighted-average life of 3.3 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 17.1% of the securities in the total investment portfolio at December 31, 2021, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2021, no U.S. government agency bonds are callable.

The table below shows the Company’s investment securities’ amortized cost and fair value by maturity in the following maturity groupings as of December 31, 2021.  The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
December 31, 2021
Government agency securities	$—	$—	$5,689	$5,610	$—	$—	$—	$—	$5,689	$5,610
SBA securities	—	—	1,551	1,582	1,800	1,887	—	—	3,351	3,469
Mortgage-backed securities- Government sponsored agencies	5,001	4,998	35,254	35,000	15,279	15,027	—	—	55,534	55,025
Collateralized mortgage obligations	117	117	78,021	76,496	43,239	42,898	—	—	121,377	119,511
Commercial paper	129,962	129,926	—	—	—	—	—	—	129,962	129,926
Corporate debt securities	7,999	8,007	8,389	8,633	22,927	22,931	2,684	2,634	41,999	42,205
Municipal securities	—	—	—	—	—	—	12,701	12,514	12,701	12,514
Total available for sale	$143,079	$143,048	$128,904	$127,321	$83,245	$82,743	$15,385	$15,148	$370,613	$368,260

Municipal taxable securities	$500	$502	$1,006	$1,081	$—	$—	$—	$—	$1,506	$1,583
Municipal securities	—	—	—	—	1,743	1,818	3,003	3,176	4,746	4,994
Total held to maturity	$500	$502	$1,006	$1,081	$1,743	$1,818	$3,003	$3,176	$6,252	$6,577

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021 and December 31, 2020. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the notes to the 2021 consolidated financial statements included in the Form 10-K. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
December 31, 2021	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
Government sponsored agencies	$(83)	$4,860	1	$—	$—	—	$(83)	$4,860	1
Mortgage-backed securities- Government sponsored agencies	(536)	44,009	12	(4)	9,974	2	$(540)	53,983	14
Collateralized mortgage obligations	(1,916)	79,851	23	(78)	17,782	4	(1,994)	97,633	27
Commercial paper	(36)	129,926	19	—	—	—	(36)	129,926	19
Corporate debt securities	(254)	13,208	12	—	—	—	(254)	13,208	12
Municipal securities	(160)	11,447	9	(27)	1,067	2	(187)	12,514	11
Total available for sale	$(2,985)	$283,301	76	$(109)	$28,823	8	$(3,094)	$312,124	84

December 31, 2020
Mortgage-backed securities- Government sponsored agencies	$(8)	$12,982	3	$—	$—	—	$(8)	$12,982	3
Collateralized mortgage obligations	(93)	28,521	6	—	—	—	(93)	28,521	6
Commercial paper	(14)	16,982	4	—	—	—	(14)	16,982	4
Corporate debt securities	(6)	994	2	—	—	—	(6)	994	2
Municipal securities	(6)	1,092	2	—	—	—	(6)	1,092	2
Total available for sale	$(127)	$60,571	17	$—	$—	—	$(127)	$60,571	17

The Company did not record any charges for other-than-temporary impairment losses for the twelve months ended December 31, 2021 and 2020.

Loans

The loan portfolio is the largest category of our earning assets. At December 31, 2021, total loans held for investment, net of ALLL, totaled $2.9 billion.

The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31 for the past five years:

	As of December 31,
	2021		2020		2019		2018		2017
(dollars in thousands)	$	Mix %	$	Mix %	$	Mix %	$	Mix %	$	Mix %
Loans:(1)
Commercial and industrial	$268,709	9.2%	$290,139	10.7%	$274,586	12.5%	$304,084	14.2%	$280,766	22.5%
SBA	76,136	2.6%	97,821	3.6%	74,985	3.4%	84,500	3.9%	131,421	10.5%
Construction and land development	303,144	10.3%	186,723	6.9%	96,020	4.4%	113,235	5.3%	91,908	7.4%
Commercial real estate (2)	1,247,999	42.6%	1,003,637	37.1%	793,268	36.1%	758,721	35.4%	496,039	39.7%
Single-family residential mortgages	1,004,576	34.3%	1,124,357	41.5%	957,254	43.6%	881,249	41.1%	248,940	19.9%
Other loans	30,786	1.0%	4,089	0.2%	821	0.0%	226	0.1%	—	0.0%
Total loans	2,931,350	100.0%	2,706,766	100%	2,196,934	100.0%	2,142,015	100.0%	1,249,074	100.0%
Allowance for loan losses	(32,912)		(29,337)		(18,816)		(17,577)		(13,773)
Total loans, net	$2,898,438		$2,677,429		$2,178,118		$2,124,438		$1,235,301

(1)	Includes non-farm and non-residential real estate loans, multifamily residential and 1-4 family SFR loans originated for a business purpose
(2)	Net of discounts and deferred fees and costs

Net loans held for investment increased $221.0 million, or 8.3%, to $2.9 billion at December 31, 2021 as compared to $2.7 billion at December 31, 2020. The increase in net loans resulted from organic growth.

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

We originate commercial and industrial lines of credit, term loans, mortgage warehouse lines and international trade discounts which totaled $268.7 million as of December 31, 2021 and $290.1 million at December 31, 2020. The interest rate on these loans are generally Wall Street Journal Prime rate based.

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

Commercial and industrial loans decreased $21.4 million, or 7.4%, to $268.7 million as of December 31, 2021 compared to $290.1 million at December 31, 2020. This decrease resulted primarily from a $31.1 million decrease in mortgage warehouse lines, partially offset by a $15.4 million increase in commercial lines of credit.

Commercial real estate loans.  CRE loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR loans originated for a business purpose. Except for the multi-family residential loan portfolio, the interest rate for the majority of these loans are Prime based and have a maturity of five years or less except for the SFR loans originated for a business purpose which may have a maturity of one year. The interest rate for multi-family residential loans are based on the 5-year treasury, are 10 year maturity with a five year fixed rate period followed by a five year floating rate period, and have a declining prepayment penalty for the first five years. At December 31, 2021, approximately 14.7% of the CRE portfolio consisted of fixed-rate loans. Our policy maximum loan-to-value ("LTV") is 75% for CRE loans. The total CRE portfolio totaled $1.2 billion at December 31, 2021 and $1.0 billion as of December 31, 2020, of which $222.8 million and $198.8 million, respectively, are secured by owner occupied properties. The multi-family residential loan portfolio totaled $545.9 million as of December 31, 2021 and $346.6 million as of December 31, 2020. The SFR loan portfolio originated for a business purpose totaled $65.6 million as of December 31, 2021 and $24.0 million as of December 31, 2020.

Construction & land development loans. Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. These loans are typically Prime based and have maturities of less than 18 months. Our LTV policy limits are 75% for construction and land development loans. C&D loans increased $116.4 million or 62.3%, to $303.1 million at December 31, 2021 as compared to $186.7 million at December 31, 2020. This increase was primarily due to increases in residential construction loans. As of December 31, 2021 and 2020, our real estate construction loan portfolio was divided among the foregoing categories as shown in the table below.

	As of December 31, 2021		As of December 31, 2020		Increase (Decrease)
(dollars in thousands)	$	Mix %	$	Mix %	$	%
Residential construction	$211,850	69.9%	$124,255	66.5%	$87,595	70.5%
Commercial construction	71,918	23.7%	45,540	24.4%	26,378	57.9%
Land development	19,376	6.4%	16,928	9.1%	2,448	14.5%
Total construction and land development loans	$303,144	100.0%	$186,723	100.0%	$116,421	62.3%

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

We originate SBA loans through our branch staff, loan officers and through SBA brokers. In 2021, we originated $60.3 million in SBA loans, of which $22.5 million were PPP loans and $26.2 million were SBA 7A originations and $11.6 million were SBA 504 originations. Of SBA loan originations, $43.9 million or 72.8% were produced by branch staff and loan officers. The remaining $16.4 million or 27.2% was referred to us through SBA brokers.

As of December 31, 2021 our SBA portfolio totaled $76.1 million of which $17.9 million is guaranteed by the SBA and $58.2 million is unguaranteed, of which $56.6 million is secured by real estate and $1.6 million is unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral. As of December 31, 2021, $25.4 million or 43.6% is secured by hotel/motels; $5.0 million or 8.6% by gas stations; and $27.9 million or 47.9% in other real estate types. We further analyze the unguaranteed portfolio by location. As of December 31, 2021, $27.8 million or 47.8% is located in California; $6.0 million or 10.3% is located in Washington state; $5.1 million or 8.7% is located in Nevada; $5.0 million or 8.5% is located in Texas; $3.4 million or 5.8% is located in New York; and $11.0 million or 19.0% is located in other states.

SBA loans decreased $21.7 million, or 22.2%, to $76.1 million at December 31, 2021 compared to $97.8 million at December 31, 2020. This decrease was primarily due to SBA loan sales of $20.9 million, and $50.9 million in mainly PPP loan payments in 2021 less $22.5 million in PPP loan origination, and SBA 7A loans originations of $26.2 million.

SFR real estate loans. We originate qualified SFR mortgage loans and non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel. The loan product is a five- or seven-year hybrid adjustable mortgage which re-prices between five or seven years to the one-year CMT plus 3.00%. The qualified SFR mortgage loans, 15-year and 30-year conforming mortgages, are originated by our branch network and are sold directly to FNMA within seven days of funding.

We originate these non-qualified SFR mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationships with us. During 2021, we originated $410.0 million of such loans through our retail channel, and $62.1 million through our wholesale and correspondent channel. We sell many of these non-qualified SFR mortgage loans to other Asian-American banks and private investors.

The loans sold to other banks are sold with no representation or warranties and with a replacement feature for the first 90-days if the loan pays off early.  For SFR loans sold to FNMA and to investment funds we provide limited representations and warranties and with a repurchase and premium refund for loans that become delinquent in the first 90-days or a premium refund if paid-off in the first 90-days with respect to all loans sold.  As a condition of the sale, the buyer must have the loans audited for underwriting and compliance standards.

During 2021, we originated $472.1 million of SFR mortgage loans and sold $276.7 million to FNMA, investment funds and other banks in our market. SFR real estate loans include home equity loans acquired in the LANB, FAIC and PGBH acquisitions. As of December 31, 2021, we had $3.9 million in home equity loans.

SFR real estate loans held for investment, which include $3.9 million of home equity loans, decreased $119.8 million, or 10.7%, to $1.0 billion as of December 31, 2021 as compared to $1.1 billion as of December 31, 2020. Loans held for sale decreased $44.0 million or 88.1% to $6.0 million as of December 31, 2021 compared to $50.0 million December 31, 2020. In addition, our SFR mortgage lending unit originates mortgage warehouse lines to our correspondents. These loans are included in our commercial and industrial lending unit and totaled $47.2 million as of December 31, 2021 and $78.3 million as of December 31, 2020.

The loan maturities in the table below are based on contractual maturities as of December 31, 2021. As is customary in the banking industry, loans that meet underwriting criteria can be renewed by mutual agreement between us and the borrower. Because we are unable to estimate the extent to which our borrowers will renew their loans, the table is based on contractual maturities. As a result, the data shown below should not be viewed as an indication of future cash flows.

(dollars in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	Over Fifteen Years	Total
Construction & land development
Fixed rate	$—	$184	$11	$—	$195
Floating rate	226,964	75,372	538	75	302,949
Commercial & industrial
Fixed rate	$30,291	$2,428	$812	$3	$33,534
Floating rate	134,646	75,075	25,454	—	235,175
Commercial real estate
Fixed rate	$20,070	$124,999	$38,369	$—	$183,438
Floating rate	185,775	210,812	417,360	250,614	1,064,561
SBA
Fixed rate	$3,605	$338	$17,659	$—	$21,602
Floating rate	37	2,374	5,028	47,095	54,534
SFR mortgage
Fixed rate	$146	$2,271	$16,799	$980,835	$1,000,051
Floating rate	—	606	3,919	—	4,525
Other
Fixed rate	$24,421	$2,365	$4,000	$—	$30,786
Floating rate	—	—	—	—	—
Total loans	$625,955	$496,824	$529,949	$1,278,622	$2,931,350

Fixed rate	$78,533	$132,585	$77,650	$980,838	$1,269,606
Floating rate	547,422	364,239	452,299	297,784	1,661,744
Total loans	$625,955	$496,824	$529,949	$1,278,622	$2,931,350
Allowance for loan losses					(32,912)
Net loans					$2,898,438
Mortgage loans held for sale					$5,957

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

Analysis of the ALLL. The following table allocates the ALLL, or the allowance, by category:

	As of December 31, 2021
	2021		2020		2019		2018		2017
(dollars in thousands)		$% (1)		$% (1)		$% (1)		$% (1)		$% (1)
Loans:
Commercial and industrial	$2,813	1.05%	$3,690	1.27%	$2,736	1.00%	$3,112	1.02%	$3,014	1.07%
SBA	980	1.29%	927	0.95%	852	1.14%	1,027	1.22%	1,030	0.78%
Construction and land development	4,150	1.37%	2,473	1.32%	1,268	1.32%	1,500	1.32%	1,214	1.32%
Commercial real estate (2)	16,603	1.33%	13,718	1.37%	7,668	0.97%	6,449	0.85%	4,925	0.99%
Single family residential mortgages	7,839	0.78%	8,486	0.75%	6,182	0.65%	5,489	0.62%	3,170	1.27%
Other	527	1.71%	43	1.05%	9	1.10%	—	—	—	—
Unallocated	—	—	—	—	101	—	—	—	420	—
Allowance for loan losses	$32,912	1.12%	$29,337	1.08%	$18,816	0.86%	$17,577	0.82%	$13,773	1.10%

(1)	Represents the percentage of the allowance to total loans in the respective category.
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and SFR loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable credit losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount balance was $3.3 million at December 31, 2021 and $4.8 million at December 31, 2020.

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

Credit-discount on loans purchased through acquisition. Purchased loans are recorded at market value in two categories, credit discount and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of December 31, 2021 and December 31, 2020. We have recorded additional reserves of $1.6 million at December 31, 2021 and $2.1 million at December 31, 2020 due to the credit discounts on the bank acquisitions being less than the analysis for loan losses on those acquisitions as of December 31, 2021.

	As of December 31,	As of December 31,
(dollars in thousands)	2021	2020
Commercial and industrial	$38	$53
SBA	31	36
Construction and land development	2	6
Commercial real estate	629	1,029
Single-family residential mortgages	2,619	3,653
Total credit discount on purchased loans	$3,319	$4,777
Total remaining balance of purchased loans through acquisition	$418,038	$583,605
Credit-discount to remaining balance of purchased loans	0.79%	0.82%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.01% and 0.05% for both the twelve months ended December 31, 2021 and 2020, respectively

The ALLL was $32.9 million at December 31, 2021 compared to $29.3 million at December 31, 2020. The $3.6 million increase in 2021 was primarily due to loan growth and a $1.2 million increase in non-performing loans.  The COVID-19 portion of the ALLL equates to a 2.63 basis point reserve on the loan portfolio, excluding impaired and cash secured loans, at December 31, 2021.

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

The following table provides an analysis of the ALLL, provision for credit losses and net charge-offs for the years 2017 to 2021:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Balance, beginning of period	$29,337	$18,816	$17,577	$13,773	$14,162
Charge-offs:					—
Commercial and industrial	(500)	(200)	—	—	—
SBA	(1)	(973)	(1,093)	—	(83)
Commercial real estate	(67)	(85)	(166)	(701)	—
Other	(59)	(45)	—	—	—
Total charge-offs	(627)	(1,303)	(1,259)	(701)	(83)
Recoveries:
Commercial and industrial	1	—	—	36	—
SBA	95	1	108	—	747
Commercial real estate	61	—
Other	86	—	—	—	—
Total recoveries	243	1	108	36	747
Net (charge-offs)/recoveries	(384)	(1,302)	(1,151)	(665)	664
Provision for loan losses	3,959	11,823	2,390	4,469	(1,053)
Balance, end of period	$32,912	$29,337	$18,816	$17,577	$13,773
Total HFI loans at end of period	2,931,350	2,706,766	2,196,934	2,142,015	1,249,074
Average HFI loans	2,745,492	2,544,413	2,112,933	1,456,480	1,151,965
Net charge-offs to average HFI loans	0.01%	0.05%	0.05%	0.05%	-0.06%
Allowance for loan losses to total loans	1.12%	1.08%	0.86%	0.82%	1.10%
Credit discount on loans purchased through acquisitions	$3,319	$4,777	$5,309	$8,060	$1,689

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

	As of December 31,
(dollars in thousands)	2021	2020	2019	2018	2017
Accruing troubled debt restructured loans:
Commercial and industrial	$410	$502	$—	$—	$—
SBA	—	34	45	58	—
Construction and land development	—	—	264	276	289
Commercial real estate	1,328	1,434	1,472	2,033	2,131
Total accruing troubled debt restructured loans	1,738	1,970	1,781	2,367	2,420
Non-accrual loans:
Commercial and industrial	3,712	1,661	—	—	—
SBA	6,263	6,828	9,378	914	155
Construction and land development	149	173	—	—	—
Commercial real estate	4,672	1,193	725	—	—
Single-family residential mortgages	4,191	7,714	1,334	—	—
Other	—	15	—	—	—
Total non-accrual loans	18,987	17,584	11,437	914	155
Total non-performing loans	20,725	19,554	13,218	3,281	2,575
OREO	293	293	293	1,101	293
Nonperforming assets	$21,018	$19,847	$13,511	$4,382	$2,868
Nonperforming loans to total loans	0.71%	0.72%	0.60%	0.15%	0.21%
Nonperforming assets to total assets	0.50%	0.59%	0.48%	0.15%	0.17%

The $1.2 million increase in nonperforming loans at December 31, 2021 was primarily due to the addition of eight SFR mortgage loans for $3.0 million, four commercial and industrial loans for $3.7 million, two SBA loans for $1.6 million and four commercial real estate loans for $4.2 million, partially offset by four loans removed from non-accrual status in the amount of $5.6 million, net charge offs of six non-accrual loans of $422,000, payoffs of $2.7 million and paydowns of $2.6 million.

Our 30-89 day delinquent loans, excluding non-accrual loans, increased to $17.6 million as of December 31, 2021, compared to $8.9 million at December 31, 2020.  From December 31, 2020 to December 31, 2021, the increase in past due loans (excluding non-accrual loans) resulted from increases of $3.9 million in SFR mortgage loans, $1.7 million in SBA loans, $1.6 million in commercial and industrial loans, and $1.5 million in CRE loans.

We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2021 and December 31, 2020 while the loans were in nonaccrual status. We recognized interest income on loans modified under troubled debt restructurings of $159,000 and $170,000 during the years ended December 31, 2021 and December 31, 2020, respectively.

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

Impact of the COVID-19 Pandemic on the Loan Portfolio

As of December 31, 2021, the Bank had 69 loans totaling $11.8 million, or 0.40% of the Company’s total loan portfolio that had been originated pursuant to the PPP due to the COVID-19 pandemic and were still outstanding as of such date.  Presently none of our SBA customers are on a payment deferral plan due to the COVID-19 pandemic.

As of January 15, 2022, the Company had no loans deferred as a result of the COVID-19 pandemic.

The Company does not have any shared national credits or loans, backed by airlines or cruise lines, on deferral as of January 15, 2022.

Cash and Cash Equivalents. Cash and cash equivalents increased $499.7 million, or 256.7%, to $694.4 million as of December 31, 2021 as compared to $194.7 million at December 31, 2020.

Goodwill and Other Intangible Assets. Goodwill was $69.2 million both at December 31, 2021 and 2020. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Our other intangible assets, which consist of core deposit intangibles, were $4.1 million and $5.2 million at December 31, 2021 and December 31, 2020. These core deposit intangible assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 3 to 10 years.

Liabilities. Total liabilities increased $839.9 million to $3.8 billion, or 28.7%, at December 31, 2021 from $2.9 billion at December 31, 2020, primarily due to a $750.4 million increase in deposits.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2021, the Bank considers $2.96 billion or 87.5% of our deposits as adjusted core relationships. As of December 31, 2021, our top ten deposit relationships totaled $884.7 million, of which two are related to directors and shareholders of the Company for a total of $54.5 million or 1.6% of our top ten deposit relationships. As of December 31, 2021, our directors and shareholders with deposits over $250,000 totaled $56.9 million or 2.3% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates at December 31, 2021, 2020 and 2019:

	For the year ended
	December 31, 2021		December 31, 2020		December 31, 2019
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$938,710	—	$564,111	—	$421,174	—
Interest-bearing:
NOW	69,211	0.27%	55,794	0.36%	24,925	0.27%
Money market	637,539	0.39%	449,111	0.71%	370,451	1.19%
Savings	137,534	0.10%	123,568	0.12%	97,670	0.00%
Time, less than $250,000	640,747	0.70%	715,181	1.60%	712,534	2.25%
Time, $250,000 and over	597,770	0.79%	597,262	1.71%	566,810	2.35%
Total interest-bearing	2,082,801	0.57%	1,940,916	1.30%	1,772,390	1.93%
Total deposits	$3,021,511	0.40%	$2,505,027	1.01%	$2,193,564	1.56%

The following table sets forth the maturity of non-core time deposits as of December 31, 2021:

	Maturity Within:
(dollars in thousands)	Three Months	After Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$156,655	$175,970	$241,438	$12,437	$586,500
Wholesale deposits (1)	30,490	22,458	7,990	6,156	67,094
Time, brokered	2,398	—	—	—	2,398
Total	$189,543	$198,428	$249,428	$18,593	$655,992

(1)	Wholesale deposits are defined as time deposits under $250,000 originated through via internet rate line and/or through other deposit originators, and are considered non-core deposits.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(dollars in thousands)	For the year ended December 31,
	2021	2020
Uninsured deposits	$1,823,410	$1,081,383

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $475.6 milllion at December 31, 2021.  The following table sets forth the maturity distribution of the estimated uninsured time deposits.

(dollars in thousands)	December 31, 2021
3 months or less	$ 93,993
Over 3 months through 6 months	146,149
Over 6 months through 12 months	222,872
Over 12 months	12,550
Total	$ 475,564

We acquired time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits as of December 31, 2021 was $70.1 million or 2.1% of total deposits. The balance of such deposits as of December 31, 2020 were $93.7 million or 3.6% of total deposits.

Total deposits increased $750.4 million to $3.4 billion at December 31, 2021 as compared to $2.6 billion at December 31, 2020, as a result of organic growth. As of December 31, 2021, total deposits were comprised of 38.1% noninterest-bearing demand accounts, 27.4% interest-bearing non-maturity deposit accounts and 34.5% of time deposits.

As of December 31, 2021, $20,000 in deposit overdrafts were reclassified as other loans. As of December 31, 2020, the amount was $131,000.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. We had no FHLB short-term advances at December 31, 2021 and at December 31, 2020. In the first quarter of 2020, the Company obtained $150.0 million in long-term FHLB advances. The term is five years, maturing by March 2025. The average fixed interest rate is 1.18%. The Company secured this funding in case there was a liquidity issue caused by the COVID-19 pandemic and to obtain an attractive interest rate. The following table sets forth information on our total FHLB advances during the periods presented:

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Outstanding at period-end	$150,000	$150,000	$—
Average amount outstanding	150,000	129,071	114,388
Maximum amount outstanding at any month-end	150,000	190,000	364,500
Weighted average interest rate:
During period	1.18%	1.15%	2.56%
End of period	1.18%	1.18%	0.00%

Long-Term Debt. Long-term debt consists of subordinated notes. As of December 31, 2021 the amount of subordinated notes outstanding was $173.0 million as compared to $104.4 million at December 31, 2020.

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

In connection with the November 2018 issuance of subordinated notes, Bancorp entered into a registration rights agreement with the purchasers of such notes pursuant to which the Company exchanged the notes for subordinated notes that were registered under the Securities Act and that have substantially the same terms as the privately issued notes. The exchange of notes was completed in March 2019.

In March 2021, the Company issued $120 million of 4.00% fixed to floating rate subordinated debentures, due April 1, 2031. The interest rate is fixed through April 1, 2026 and floats at three month SOFR plus 329 basis points thereafter. The Company can redeem these subordinated debentures beginning April 1, 2026. The subordinated debentures are considered Tier 2 capital at the Company.

The Company used the net proceeds from these subordinated debt offerings for general corporate purposes, including providing capital to the Bank and maintaining adequate liquidity at Bancorp. The subordinated notes qualified as Tier 2 capital for Bancorp for regulatory purposes and the portion that Bancorp contributed to the Bank qualified as Tier 1 capital for the Bank.

Subordinated Debentures. Subordinated debentures consist of subordinated notes. As of December 31, 2021 and December 31, 2020, the amount outstanding was $14.5 million and $14.3 million, respectively. Under the terms of our subordinated notes issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt. These subordinated notes consist of the following:

In 2016, Bancorp acquired $5.2 million of subordinated debentures as part of the TFC acquisition (TFC Trust) and recorded them at fair value of $3.3 million. The fair value adjustment is being accreted over the remaining life of the securities. These debentures mature on March 15, 2037 and have a variable rate of interest equal to the three-month LIBOR plus 1.65%. The rate at December 31, 2021 was 1.85% and 1.87% at December 31, 2020.

In October 2018, the Company, through the acquisition of FAIC, acquired the FAIC Trust. The FAIC Trust issued thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7,000,000 to an independent investor, and all of its common securities, amounting to $217,000, financed by the issuance of $7.2 million of debentures. There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at December 31, 2021 was 2.45% and 2.47% at December 31, 2020.

In January 2020, the Company, through the acquisition of PGBH, acquired PGBH Trust, a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at December 31, 2021 was 2.30% and 2.32% at December 31, 2020.

In July 2017, British banking regulators announced plans to eliminate the LIBOR rate by June 3023, before these subordinated notes and debentures mature. For these subordinated notes and debentures, there are provisions for amendments to establish a new interest rate benchmark.  At this time, SOFR is the alternative reference rate we plan to adopt as the index rate for U.S. dollar LIBOR.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available for sale investment securities.

Shareholders’ equity increased $38.2 million, or 8.9%, to $466.7 million during 2021 due to $56.9 million of net income, $3.5 million of additional paid in capital from the exercise of stock options and $1.1 million from stock based compensation, partially offset by $9.9 million of cash dividends declared during the year, $10.5 million from the repurchase of shares of the Company’s common stock and a $2.8 million decrease in other comprehensive income. The decrease in accumulated other comprehensive income primarily resulted from decreases in unrealized gains on available for sale securities.

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

As of December 31, 2021 and December 31, 2020, we had $92.0 million for both years, respectively, of unsecured federal funds lines, with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window at December 31, 2021 and December 31, 2020 were $22.3 million and $9.8 million, respectively. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $33.2 million and $20.1 million as of December 31, 2021 and December 31, 2020, respectively. We did not have any borrowings outstanding with the Federal Reserve at December 31, 2021 and December 31, 2020 and our borrowing capacity is limited only by eligible collateral.

At December 31, 2021 and 2020 there were $150.0 million in FHLB long-term advances outstanding. Based on the values of loans pledged as collateral, we had $833.6 million and $915.2 million of additional borrowing capacity with the FHLB as of December 31, 2021 and December 31, 2020, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of December 31, 2021 and December 31, 2020.  The Bank exceeded all regulatory capital requirements under Basel III and was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at December 31, 2021	Ratio at December 31, 2020	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	10.21%	11.32%	4.00%	4.00%	5.00%
Bank	12.45%	14.11%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio (1)
Consolidated	14.86%	14.62%	4.50%	7.00%	6.50%
Bank	18.80%	18.94%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	15.40%	15.21%	6.00%	8.50%	8.00%
Bank	18.80%	18.94%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	23.15%	20.77%	8.00%	10.50%	10.00%
Bank	20.05%	20.19%	8.00%	10.50%	10.00%

(1)	The common equity tier 1 risk-based ratio, or CET1, is a ratio created by the Basel III regulations beginning January 1, 2015.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at December 31, 2021:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$2,219,093	$—	$—	$—	$2,219,093
Time deposits	1,119,404	44,612	2,423	—	1,166,439
FHLB advances	—	—	150,000	—	150,000
Long-term debt	—	—	—	173,007	173,007
Subordinated debentures	—	—	—	14,502	14,502
Leases	4,490	6,803	5,428	6,875	23,596
Total contractual obligations	$3,342,987	$51,415	$157,851	$194,384	$3,746,637

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

(dollars in thousands)	December 31, 2021	December 31, 2020
Tangible common equity:
Total shareholders' equity	$466,683	$428,488
Adjustments
Goodwill	(69,243)	(69,243)
Core deposit intangible	(4,075)	(5,196)
Tangible common equity	$393,365	$354,049
Tangible assets:
Total assets-GAAP	$4,228,194	$3,350,072
Adjustments
Goodwill	(69,243)	(69,243)
Core deposit intangible	(4,075)	(5,196)
Tangible assets:	$4,154,876	$3,275,633
Common shares outstanding	19,455,544	19,565,921
Tangible common equity to tangible assets ratio	9.47%	10.81%
Tangible book value per share	$20.22	$18.10

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

	For the year-ended
(dollars in thousands)	2021	2020	2019
Net income available to common shareholders	$56,906	$32,928	$39,209
Average shareholders equity	447,714	417,915	393,895
Adjustments:
Goodwill	(69,243)	(69,863)	(58,446)
Core deposit intangible	(4,657)	(5,806)	(6,873)
Adjusted average tangible common equity	$373,814	$342,246	$328,576
Return on average tangible common equity	15.22%	9.62%	11.93%

Regulatory Reporting to Financial Statements

Some of the financial measures included in this Annual Report on Form 10-K differ from those reported on the FRB Y-9C report. These financial measures include “core deposits to total deposits” and “net non-core funding dependency ratio.” Our management uses these financial measures in its analysis of our performance.

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

	As of
(dollars in thousands)	December 31, 2021	December 31, 2020

Adjusted core deposit to total deposit ratio:
Core deposits: demand and savings deposits of any amount plus time deposits less than $250,000	$2,807,033	$2,037,164
Adjustments:
CDs > $250,000 considered core deposits (1)	317,501	448,159
Less brokered deposits considered non-core	(2,398)	(17,374)
Less internet and outside deposit originated time deposits < $250,000 considered non-core	(70,303)	(76,356)
Less other deposits not considered core (2)	(90,116)	(80,016)
Total adjustments	154,684	274,413
Adjusted core deposits	2,961,717	2,311,577
Total deposits	$3,385,532	$2,635,128
Adjusted core deposits to total deposits ratio	87.48%	87.72%
Non-core deposits: Time deposits greater than $250,000	$578,499	597,963
Less total adjustments	(154,684)	(274,413)
Total adjusted non-core deposits	423,815	323,550
Short term borrowing outstanding	—	—
Adjusted non-core liabilities (A)	423,815	323,550
Short term assets(3)	837,941	311,598
Adjustment to short term assets:
Purchased receivables with maturities less than 90-days	—	—
Adjusted short term assets (B)	837,941	311,598
Net non-core funding (A-B)	$(414,126)	$11,952
Total earning assets	3,988,715	3,141,819
Net non-core funding dependency ratio	-6.50%	9.11%
Adjusted net non-core funding dependency ratio	-10.38%	0.38%

(1)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.
(2)	Comprised of demand and savings deposits in relationships over $250,000, which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.
(3)	Short term assets include cash equivalents and investment with maturities less than one year.

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

Our ALCO establishes broad policy limits with respect to interest rate risk. ALCO establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. Our ALCO meets monthly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits.

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
December 31, 2021
Dollar change	$(685)	$135	$13,590	$27,947
Percent change	(0.53)%	0.10%	10.44%	21.46%
December 31, 2020
Dollar change	$(1,212)	$(408)	$5,361	$12,590
Percent change	(1.05)%	(0.35)%	4.63%	10.87%

          We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models gradual −200, −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

We are within board policy limits for all rate scenarios. The NII at Risk reported at December 31, 2021, projects that our earnings are expected to be asset sensitive to changes in interest rates over the next year. In recent periods, the amount of floating rate assets increased resulting in a position shift from neutral to asset sensitive.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
December 31, 2021
Dollar change	(140,235)	(97,523)	31,226	56,888
Percent change	(24.61)%	(17.12)%	5.48%	9.98%
December 31, 2020
Dollar change	36,247	6,141	(7,720)	(12,098)
Percent change	8.86%	1.50%	(1.89)%	(2.96)%

      The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −200, −100, +100 and +200 basis point parallel shifts in market interest rates.

We are within board policy limits for the -100 and -200 basis point scenarios, but not the +100 and +200 basis point scenarios. The EVE reported at December 31, 2021 projects that as interest rates increase immediately, the EVE position will be expected to increase, and if interest rates were to decrease immediately, the EVE position will be expected to decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall. The out-of-compliance situation in the negative scenario is believed to be a result of rates not being able to move below zeroManagement has developed a plan to bring the percent change in EVE into compliance with board policy within the next twelve months.

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

Board of Directors and Shareholders of

RBB Bancorp and Subsidiaries

Los Angeles, California

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of RBB Bancorp and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in 2013 Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of RBB Bancorp and Subsidiaries as of December 31, 2021 and 2020, and the results of their operations and its cash flows for each of the three year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Change in Accounting Principle

As discussed in Note 2 and Note 14 to the financial statements, the Company has adopted the provisions of FASB Accounting Standards Codification Topic 842, Leases, as of January 1, 2021 using the modified retrospective approach with an adjustment at the beginning of the adoption period. Our opinion is not modified with respect to this matter.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the entity’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company’s auditor since 2019. Vavrinek, Trine, Day & Co., LLP, who joined Eide Bailly LLP in 2019, had served as the Company’s auditor since 2008.

Laguna Hills, California

March 11, 2022

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands, except for share amounts)

	2021	2020
Assets
Cash and due from banks	$501,372	$137,654
Federal funds sold and other cash equivalents	193,000	57,000
Cash and cash equivalents	694,372	194,654
Interest-earning deposits in other financial institutions	600	600
Securities:
Available for sale	368,260	210,867
Held to maturity (fair value of $6,577 and $7,603 at December 31, 2021 and December 31, 2020, respectively)	6,252	7,174
Mortgage loans held for sale	5,957	49,963
Loans held for investment:
Real estate	2,560,465	2,320,216
Commercial and other	375,684	392,066
Total loans	2,936,149	2,712,282
Unaccreted discount on acquired loans	(1,727)	(2,872)
Deferred loan fees, net	(3,072)	(2,644)
Total loans, net of deferred loan fees and unaccreted discounts on acquired loans	2,931,350	2,706,766
Allowance for loan losses	(32,912)	(29,337)
Net loans	2,898,438	2,677,429

Premises and equipment	27,199	27,103
Federal Home Loan Bank (FHLB) stock	15,000	15,641
Net deferred tax assets	4,855	2,547
Income tax receivable	477	—
Other real estate owned (OREO)	293	293
Cash surrender value of life insurance (BOLI)	55,988	35,121
Goodwill	69,243	69,243
Servicing assets	11,517	13,965
Core deposit intangibles	4,075	5,196
Right-of-use assets- operating leases	22,454	—
Accrued interest and other assets	43,214	40,276
Total assets	$4,228,194	$3,350,072

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands, except for share amounts)

	2021	2020
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$1,291,484	$617,206
Savings, NOW and money market accounts	927,609	731,084
Time deposits $250,000 and under	587,940	688,875
Time deposits over $250,000	578,499	597,963
Total deposits	3,385,532	2,635,128

Reserve for unfunded commitments	1,203	1,383
FHLB advances	150,000	150,000
Long-term debt, net of debt issuance costs	173,007	104,391
Subordinated debentures	14,502	14,283
Lease liabilities - operating leases	23,282	—
Accrued interest and other liabilities	13,985	16,399
Total liabilities	3,761,511	2,921,584

Commitments and contingencies - Note 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 19,455,544 shares issued and outstanding at December 31, 2021 and 19,565,921 shares issues and outstanding at December 31, 2020	282,335	284,261
Additional paid-in capital	4,603	4,932
Retained earnings	181,329	138,094
Non-controlling interest	72	72
Accumulated other comprehensive (loss) income, net	(1,656)	1,129
Total shareholders’ equity	466,683	428,488
Total liabilities and shareholders’ equity	$4,228,194	$3,350,072

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,

(In thousands, except share amounts)

	2021	2020	2019
Interest and dividend income:
Interest and fees on loans	$141,569	$133,894	$135,159
Interest on interest-earning deposits	552	641	1,785
Interest on investment securities	3,379	2,968	2,652
Dividend income on FHLB stock	869	572	1,079
Interest on federal funds sold and other	694	1,045	1,050
Total interest income	147,063	139,120	141,725
Interest expense:
Interest on savings deposits, now and money market accounts	2,786	3,540	4,886
Interest on time deposits	9,170	21,665	29,347
Interest on subordinated debentures and long-term debt	8,999	7,677	7,698
Interest on other borrowed funds	1,765	1,483	2,930
Total interest expense	22,720	34,365	44,861
Net interest income	124,343	104,755	96,864
Provision for loan losses	3,959	11,823	2,390
Net interest income after provision for loan losses	120,384	92,932	94,474
Noninterest income:
Service charges, fees and other	7,235	4,852	4,072
Gain on sale of loans	9,991	5,997	9,893
Loan servicing fees, net of amortization	684	2,052	3,383
Recoveries on loans acquired in business combinations	82	84	143
Unrealized (loss) gain on equity investments	(360)	—	147
Gain on derivatives	46	78	—
Increase in cash surrender value of life insurance	1,067	767	775
Gain on sale of securities	—	210	7
Loss on sale of OREO	—	—	(106)
Gain on sale of fixed assets	—	—	6
	18,745	14,040	18,320
Noninterest expense:
Salaries and employee benefits	33,568	33,312	32,909
Occupancy and equipment expenses	8,691	9,691	9,750
Data processing	4,474	4,236	3,699
Legal and professional	3,773	2,743	1,832
Office expenses	1,197	1,226	1,257
Marketing and business promotion	1,157	751	1,308
Insurance and regulatory assessments	1,561	984	900
Core deposit premium	1,121	1,395	1,501
OREO expenses	17	35	337
Merger expenses	137	746	471
Other expenses	2,496	4,394	3,509
	58,192	59,513	57,473
Income before income taxes	80,937	47,459	55,321
Income tax expense	24,031	14,531	16,112
Net income	$56,906	$32,928	$39,209

Net income per share
Basic	$2.92	$1.66	$1.96
Diluted	2.86	1.65	1.92
Cash dividends declared per common share	0.51	0.33	0.40

Weighted-average common shares outstanding
Basic	19,423,549	19,763,422	20,017,306
Diluted	19,834,306	19,921,859	20,393,424

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, (In thousands)

	2021	2020	2019
Net income	$56,906	$32,928	$39,209

Other comprehensive income (loss):
Unrealized (losses) gains on securities available for sale:
Change in unrealized (losses) gains	(3,957)	1,474	2,248
Reclassification of gains recognized in net income	—	(210)	(7)
	(3,957)	1,264	2,241
Related income tax effect:
Change in unrealized (gains) losses	1,172	(436)	(666)
Reclassification of gains recognized in net income	—	62	2
	1,172	(374)	(664)

Total other comprehensive income (loss)	(2,785)	890	1,577

Total comprehensive income	$54,121	$33,818	$40,786

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019 (In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	20,000,022	$288,610	$5,659	$81,618	$72	$(1,338)	$374,621
Net income	—	—	—	39,209	—	—	39,209
Stock-based compensation	—	—	689	—	—	—	689
Restricted stock vested	—	425	(425)	—	—	—	—
Cash dividend	—	—	—	(8,033)	—	—	(8,033)
Stock options exercised, net of expense recognized	200,629	3,802	(985)	—	—	—	2,817
Repurchase of common stock	(169,785)	(2,442)	—	(748)	—	—	(3,190)
Other comprehensive income, net of taxes	—	—	—	—	—	1,577	1,577
Balance at December 31, 2019	20,030,866	$290,395	$4,938	$112,046	$72	$239	$407,690
Net income	—	—	—	32,928	—	—	32,928
Stock-based compensation	—	—	686	—	—	—	686
Restricted stock vested	—	425	(425)	—	—	—	—
Cash dividend	—	—	—	(6,567)	—	—	(6,567)
Stock options exercised, net of expense recognized	56,498	979	(267)	—	—	—	712
Repurchase of common stock	(521,443)	(7,538)	—	(313)	—	—	(7,851)
Other comprehensive income, net of taxes	—	—	—	—	—	890	890
Balance at December 31, 2020	19,565,921	$284,261	$4,932	$138,094	$72	$1,129	$428,488
Net income	—	—	—	56,906	—	—	56,906
Stock-based compensation	—	—	1,086	—	—	—	1,086
Restricted stock granted	60,000	—	—	—	—	—	—
Restricted stock vested	—	425	(425)	—	—	—	—
Cash dividend	—	—	—	(9,947)	—	—	(9,947)
Stock options exercised, net of expense recognized	302,745	4,465	(990)	—	—	—	3,475
Repurchase of common stock	(473,122)	(6,816)	—	(3,724)	—	—	(10,540)
Other comprehensive loss, net of taxes	—	—	—	—	—	(2,785)	(2,785)
Balance at December 31, 2021	19,455,544	$282,335	$4,603	$181,329	$72	$(1,656)	$466,683

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(In thousands)

	2021	2020	2019
Operating activities
Net income	$56,906	$32,928	$39,209
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization of premises and equipment	1,943	2,009	1,914
Net accretion of securities, loans, deposits, and other	(191)	(3,328)	(2,845)
Unrealized loss (gain) on equity securities	360	—	(147)
Amortization of investment in affordable housing tax credits	1,037	979	900
Amortization of intangible assets	6,347	5,812	4,856
(Reversal of) Impairment loss on mortgage servicing rights	(417)	417	—
Amortization of right-of-use asset	5,245	—	—
Change in operating lease liabilities	(5,058)	—	—
Provision for loan losses	3,959	11,823	2,390
Stock-based compensation	1,086	686	689
Deferred tax (benefit) expense	(1,093)	(2,998)	1,503
Gain on sale of securities	—	(210)	(7)
Gain on sale of loans	(9,991)	(5,997)	(9,893)
Loss on sale of OREO	—	—	106
Gain on sale of fixed assets	—	—	(6)
Increase in cash surrender value of life insurance	(1,067)	(767)	(775)
Loans originated and purchased for sale, net	(161,972)	(115,146)	(77,514)
Proceeds from loans sold	305,337	203,799	521,594
Other items	(256)	(5,493)	(5,506)
Net cash provided by operating activities	202,175	124,514	476,468
Investing activities
Securities available for sale:
Purchases	(603,836)	(548,846)	(197,386)
Maturities, prepayments and calls	442,056	454,597	141,537
Sales	—	11,661	6,143
Securities held to maturity:
Maturities, prepayments and calls	900	1,135	1,590
Redemption of Federal Home Loan Bank stock	641	—	—
Purchase of Federal Home Loan Bank stock and other equity securities, net	(5,839)	(3,135)	(6,933)
Net increase of investment in qualified affordable housing projects	(763)	(2,594)	(2,598)
Net increase in loans	(315,551)	(361,252)	(161,426)
Proceeds from sales of OREO	—	—	1,053
Purchase of bank owned life insurance	(19,800)	—	—
Net cash received in connection with acquisition	—	6,634	—
Proceeds from sale of fixed assets	—	—	17
Purchases of premises and equipment	(1,989)	(4,206)	(1,350)
Net cash used in investing activities	(504,181)	(446,006)	(219,353)
Financing activities
Net increase (decrease) in demand deposits and savings accounts	870,803	163,674	(21,758)
Net (decrease) decrease in time deposits	(120,178)	34,415	126,627
Net decrease in short-term FHLB advances	—	—	(319,500)
Advances on long-term FHLB advances	—	150,000	—
Cash dividends paid	(9,947)	(6,567)	(8,033)
Redemption of subordinated debentures	(50,000)	—	—
Issuance of subordinated debentures, net of issuance costs	118,111	—	—
Common stock repurchased, net of repurchased costs	(10,540)	(7,851)	(3,190)
Exercise of stock options	3,475	712	2,817
Net cash provided by (used in) financing activities	801,724	334,383	(223,037)
Net increase in cash and cash equivalents	499,718	12,891	34,078
Cash and cash equivalents at beginning of period	194,654	181,763	147,685
Cash and cash equivalents at end of period	$694,372	$194,654	$181,763
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$22,507	$36,186	$45,702
Taxes paid	25,786	13,475	14,470
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	—	—	974
Loans transfer to held for sale, net	89,368	24,425	107,859
Loan to facilitate OREO	—	1,008	623
Additions to servicing assets	2,361	1,715	3,068
Net change in unrealized holding (loss) gain on securities available for sale	(3,957)	1,264	2,241
Recognition of operating lease right-of-use assets	(27,699)	—	—
Recognition of operating lease liabilities	27,699	—	—
Acquisition:
Assets acquired, net of cash received	—	182,895	—
Liabilities assumed	—	200,209	—
Cash considerations	—	32,885	—
Goodwill	—	10,680	—

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

NOTE 1 - BUSINESS DESCRIPTION

RBB Bancorp is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, Royal Business Bank ("Bank") and RBB Asset Management Company ("RAM"), collectively referred to herein as "the Company". At December 31, 2021, the Company had total assets of $4.2 billion, gross consolidated loans (held for investment and held for sale) of $2.9 billion, total deposits of $3.4 billion and total stockholders' equity of $466.7 million. On July 31, 2017, the Company completed its initial public offering of 3,750,000 shares at a price to the public of $23.00 per share. The Company’s stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

The Company operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, and Westlake Village, California; Las Vegas, Nevada; Manhattan, Brooklyn, Flushing and Elmhurst, New York; the Chinatown and Bridgeport neighborhoods of Chicago, Illinois; Edison, New Jersey; and Honolulu, Hawaii. The Company's primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

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

The Company has completed six bank acquisitions from July 8, 2011 through January 10, 2020, including the acquisition of Pacific Global Bank Holdings, Inc. (“PGBH”) and its wholly-owned subsidiary, Pacific Global Bank (“PGB”), in which the PGBH acquisition closed on January 10, 2020. PGB operated three branches in the Chicago neighborhoods of Chinatown and Bridgeport. All of the Company’s acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.

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

RBB Bancorp has no significant business activity other than its investments in Royal Business Bank and RAM. Parent only condensed financial information on RBB Bancorp is provided in Note 23.

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

Cash and Due from Banks

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. There were no reserves required to be held as of December 31, 2021 and 2020. The Company maintains amounts in due from bank accounts, which may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized on the level-yield method.  Premiums are amoritized to the earlier of maturity or call date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Gains on sales of mortgage, SBA and CRE loans totaled $10.0 million, $6.0 million, and $9.9 million in 2021, 2020 and 2019, respectively. Gains on sale of mortgage loans totaled $7.9 million, $5.2 million, and $8.2 million, and gains on sale of SBA loans totaled $2.1 million, $754,000, and $1.5 million in 2021, 2020, and 2019, respectively. Gains on sale of CRE totaled none in 2021 and  2020 and $152,000 in 2019.

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

Operating Lease ROU Assets and Lease Liabilities

Operating lease ROU assets and lease liabilities are included in other assets and other liabilities, respectively, on the Company’s consolidated balance sheet. The Company uses its incremental borrowing rate, factoring in the lease term, to determine the lease liability, which is measured at the present value of future lease payments. The ROU asset, at adoption of this ASU, was recorded at the amount of the lease liability plus any prepaid rent and initial direct costs, less any lease incentives and accrued rent. The lease terms include periods covered by options to extend or terminate the lease depending on whether the Company is reasonably certain to exercise such options.

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

Goodwill and Other Intangible Assets

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually. The Company has selected December 31 as the date to perform the annual impairment test. Goodwill amounted to $69.2 million and $69.2 million as of December 31, 2021 and 2020, respectively, and is the only intangible asset with an indefinite life on the balance sheet. No impairment was recognized on goodwill during 2021 and 2020.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. CDI was recognized in the 2013 acquisition of Los Angeles National Bank, in the 2016 acquisition of TFC Holding Company, in the 2018 acquisition of FAIC and in the 2020 acquisition of PGBH. The unamortized balance as of December 31, 2021 and 2020 was $4.1 million and $5.2 million, respectively. Accumulated amortization as of December 31, 2021 and 2020 was $5.7 million and $4.5 million, respectively. CDI amortization expense was $1.1 million, $1.4 million, and $1.5 million in 2021, 2020 and 2019, respectively.

Estimated CDI amortization expense for the next 5 years is as follows:

(dollars in thousands)
Year ending December 31:
2022	$936
2023	800
2024	683
2025	589
2026	432
Thereafter	635
Total	$4,075

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

As of December 31, 2021 the Company had several CRA equity investments without readily determinable fair values in the amount of $20.0 million, and $14.9 million at December 31, 2020.

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

Retirement Plans

The Company established a 401(k) plan in 2010. The Company contributed $532,000, $424,000, and $570,000 in 2021, 2020 and 2019, respectively.

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

See Note 18 and Note 19 for more information and disclosures relating to the Company's fair value measurements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. The amendments in this Update are effective for annual periods beginning after December 15, 2020 and for interim periods beginning after December 15, 2021, for an EGC as the effective date was deferred by the FASB. The Company early adopted this ASU on January 1, 2021 and recorded the right-of-use asset and lease liability of $26.8 million.

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

In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), Effective Dates. In July 2017, British banking regulators announced plans to eliminate the LIBOR rate by the end of 2021. The purpose of the ASU is to facilitate the effects of reference rate reform on financial reporting. It provides temporary, optional expedients and exceptions related to applying U.S. GAAP to contract modifications, hedging relationships, fair value hedges, and other transactions affected by reference rate reform. The ASU applies only to contracts or hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. Regulators have established an Alternative Reference Rate Committee to assist with this change. The Company has loans, long-term debt and subordinated debt that have interest rates that reference LIBOR. Of the Company’s $2.9 billion in total gross loans as of December 31, 2021, approximately 8% have a LIBOR based reference rate. The Company has several LIBOR based debt issues, refer to Notes 9 and 10 of the consolidated financial statements. At this point in time, SOFR is the alternative reference rate we plan to adopt as the replacing index rate for USD LIBOR.  The Company will continue to assess the potential impact that this ASU will have on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).” This ASU is for equity securities accounted for by the equity method. The amendment clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The Company has equity securities on our balance sheet but are not material to be considered for the equity method. For an EGC, this ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate (“SOFR”). This pronouncement is applicable to all companies with contracts or hedging relationships that reference an interest rate that is expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). For contract modifications, companies can account for the modification as a continuation of the existing contract without additional analysis. For held-to-maturity (“HTM”) debt securities, one-time sale and/or transfer to available-for-sale or trading may be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. Regarding the effective date and transition: (1) companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 (e.g. January 1, 2020 for calendar year-end companies) or any date thereafter, (2) the ASU applies prospectively to contract modifications and hedging relationships, and (3) the one-time election to sell and/or transfer debt securities classified as HTM may be made at any time after March 12, 2020. The optional relief generally does not apply to contract modifications made, sales and transfers of HTM debt securities, and hedging relationships entered into or evaluated after December 31, 2022. The guidance was effective upon issuance and generally can be applied through December 31, 2022.  The LIBOR termination deadline (except for the 1-week and 2-month indexes) is June 30, 2023.  No LIBOR indexed loans are being originated.  The Company's current plan is to convert LIBOR to SOFR for all loans indexed under LIBOR by June 30, 2023.  Of the Company’s $2.9 billion in total gross loans as of December 31, 2021, approximately 8% have a LIBOR based reference rate. The Company has several issuances of LIBOR based long-term debt and subordinated debentures. Refer to Notes 9 and 10 of the Company’s consolidated financial statements included in this Form 10-K. We are currently evaluating this guidance to determine the financial impact on the Company’s consolidated financial statements.

In June 2020, the FASB issued ASU 2020-05, “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities”. This ASU allows for the deferral of the effective dates of ASC 606 and ASC 842 (including amendments issued after the issuance of the original Update) to provide immediate, near-term relief for certain entities for whom these Updates are either currently effective or imminently effective. The Company has already implemented Topic 606 and Topic 842 on January 1, 2021.

The FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities" in October 2021, to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance as if the acquirer had originated the contract. That is, such acquired contracts will not be measured at fair value.  The ASU is potentially material to RBB, depending on the materiality of an acquired contract asset or liability.  The Update is effective for public companies in fiscal years starting after December 15, 2022. Early adoption is permitted.  This ASU will be effective for RBB on January 1, 2023.

The FASB issued ASU2021-10 "Disclosures by Business Entities about Government Assistance" in November 2021.  The amendments in this Update require the annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy.  This Update is applicable to RBB and will be adopted January 1, 2022.

NOTE 3 – ACQUISITIONS

Completion of Acquisition of Certain Assets and Liabilities of the Honolulu, Hawaii Branch Office of Bank of the Orient

On January 14, 2022, the Company completed the acquisition of the Honolulu, Hawaii branch office the Bank of the Orient on January 14, 2022. Royal Business Bank acquired all the premises and equipment at the Branch, all deposits totaling approximately $81.7 million, selected performing loans totaling approximately $7.4 million, an estimated premium of approximately $3.0 million, for a total consideration of approximately $71.0 million. The transaction acquired all necessary regulatory approvals.

Agreement to Acquire Gateway Bank, F.S.B.

On December 28, 2021, RBB Bancorp announced that it entered into a definitive agreement to acquire Gateway Bank, F.S.B. ("Gateway Bank") in a cash transaction valued at approximately $22.9 million, subject to certain terms and conditions, including customary holdbacks if certain contingencies are not met, and other possible adjustments as contained in the definitive agreement.

Gateway Bank, a commercial bank based in Oakland, California, had total assets of $172.4 million, total gross loans of $123.1 million, total deposits of $147.5 million, and total tangible equity of $15.5 million as of September 30, 2021. Principally serving the Asian-American communities in the San Francisco Bay Area, Gateway Bank has one branch located in Oakland’s Chinatown neighborhood, offering consumer and business banking and loan products and services.

All regulatory applications have been filed, and we are waiting for the regulatory agencies to make a decision.

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

	Twelve months ended
(dollars in thousands)	December 31, 2021	December 31, 2020
Net interest and other income	$143,088	$119,029
Net income	56,906	31,762
Basic earnings per share	2.92	1.61
Diluted earnings per share	2.86	1.59

Third-party acquisition related expenses are recognized as incurred and continue until the acquired system is converted and operational functions become fully integrated. The Company incurred third-party acquisition related expenses in the consolidated statements of income for the periods indicated in the Statements of Income in the expense item “Merger and conversion expenses”.

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) securities and held to maturity (“HTM”) securities at December 31, 2021 and 2020, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,689	$4	$(83)	$5,610
SBA agency securities	3,351	118	—	3,469
Mortgage-backed securities- Government sponsored agencies	55,534	31	(540)	55,025
Collateralized mortgage obligations	121,377	128	(1,994)	119,511
Commercial paper	129,962	—	(36)	129,926
Corporate debt securities	41,999	460	(254)	42,205
Municipal securities	12,701	—	(187)	12,514
Total	$370,613	$741	$(3,094)	$368,260

Held to maturity
Municipal taxable securities	$1,506	$77	$—	$1,583
Municipal securities	4,746	248	—	4,994
Total	$6,252	$325	$—	$6,577

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$1,257	$37	$—	$1,294
SBA agency securities	4,125	269	—	4,394
Mortgage-backed securities- Government sponsored agencies	17,415	270	(8)	17,677
Collateralized mortgage obligations	48,476	491	(93)	48,874
Commercial paper	102,462	—	(14)	102,448
Corporate debt securities	33,907	662	(6)	34,563
Municipal securities	1,621	2	(6)	1,617
Total	$209,263	$1,731	$(127)	$210,867

Held to maturity
Municipal taxable securities	$2,407	$139	$—	$2,546
Municipal securities	4,767	290	—	5,057
Total	$7,174	$429	$—	$7,603

There was no sale of investment securities during the twelve months ended December 31, 2021. Proceeds of $11.7 million and $6.1 million were received from the sale of investment securities during the twelve months ended December 31, 2020 and 2019, respectively. There were no gain nor loss recorded for sales of investement securities during year ended December 31, 2021. During years ended December 31, 2020 and 2019, there were gains realized on sales of investment securities of $210,000 and $7,000, respectively.

One security with a fair value of $117,000 and $320,000 was pledged to secure a local agency deposit at December 31, 2021 and 2020, respectively.

The amortized cost and fair value of the investment securities portfolio as of December 31, 2021 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
December 31, 2021
Government agency securities	$—	$—	$5,689	$5,610	$—	$—	$—	$—	$5,689	$5,610
SBA securities	—	—	1,551	1,582	1,800	1,887	—	—	3,351	3,469
Mortgage-backed securities- Government sponsored agencies	5,001	4,998	35,254	35,000	15,279	15,027	—	—	55,534	55,025
Collateralized mortgage obligations	117	117	78,021	76,496	43,239	42,898	—	—	121,377	119,511
Commercial paper	129,962	129,926	—	—	—	—	—	—	129,962	129,926
Corporate debt securities	7,999	8,007	8,389	8,633	22,927	22,931	2,684	2,634	41,999	42,205
Municipal securities	—	—	—	—	—	—	12,701	12,514	12,701	12,514
Total available for sale	$143,079	$143,048	$128,904	$127,321	$83,245	$82,743	$15,385	$15,148	$370,613	$368,260

Municipal taxable securities	$500	$502	$1,006	$1,081	$—	$—	$—	$—	$1,506	$1,583
Municipal securities	—	—	—	—	1,743	1,818	3,003	3,176	4,746	4,994
Total held to maturity	$500	$502	$1,006	$1,081	$1,743	$1,818	$3,003	$3,176	$6,252	$6,577
(dollars in thousands)
December 31, 2020
Government agency securities	$—	$—	$1,257	$1,294	$—	$—	$—	$—	$1,257	$1,294
SBA securities	—	—	595	625	3,530	3,769	—	—	4,125	4,394
Mortgage-backed securities- Government sponsored agencies	7,992	7,987	9,423	9,690	—	—	—	—	17,415	17,677
Collateralized mortgage obligations	—	—	11,911	12,258	36,565	36,616	—	—	48,476	48,874
Commercial paper	102,462	102,448	—	—	—	—	—	—	102,462	102,448
Corporate debt securities	4,991	5,029	11,683	11,740	13,233	13,743	4,000	4,051	33,907	34,563
Municipal securities	—	—	—	—	—	—	1,621	1,617	1,621	1,617
Total available for sale	$115,445	$115,464	$34,869	$35,607	$53,328	$54,128	$5,621	$5,668	$209,263	$210,867

Municipal taxable securities	$899	$910	$1,508	$1,636	$—	$—	$—	$—	$2,407	$2,546
Municipal securities	—	—	—	—	874	925	3,893	4,132	4,767	5,057
Total held to maturity	$899	$910	$1,508	$1,636	$874	$925	$3,893	$4,132	$7,174	$7,603

The following table summarizes investment securities with unrealized losses at December 31, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
December 31, 2021
Government agency securities	$(83)	$4,860	1	$—	$—	—	$(83)	$4,860	1
Mortgage-backed securities- Government sponsored agencies	(536)	44,009	12	(4)	9,974	2	(540)	53,983	14
Collateralized mortgage obligations	(1,916)	79,851	23	(78)	17,782	4	(1,994)	97,633	27
Commercial paper	(36)	129,926	19	—	—	—	(36)	129,926	19
Corporate debt securities	(254)	13,208	12	—	—	—	(254)	13,208	12
Municipal securities	(160)	11,447	9	(27)	1,067	2	(187)	12,514	11
Total available for sale	$(2,985)	$283,301	76	$(109)	$28,823	8	$(3,094)	$312,124	84

	Less than Twelve Months			Twelve Months or More			Total

(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
December 31, 2020
Mortgage-backed securities- Government sponsored agencies	$(8)	$12,982	3	$—	$—	—	$(8)	$12,982	3
Collateralized mortgage obligations	(93)	28,521	6	—	—	—	(93)	28,521	6
Commercial paper	(14)	16,982	4	—	—	—	(14)	16,982	4
Corporate debt securities	(6)	994	2	—	—	—	(6)	994	2
Municipal securities	(6)	1,092	2	—	—	—	(6)	1,092	2
Total available for sale	$(127)	$60,571	17	$—	$—	—	$(127)	$60,571	17

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

A summary of the changes in the allowance for loan losses as of December 31 follows:

(dollars in thousands)	2021	2020	2019
Allowance for loan losses:
Beginning balance	$29,337	$18,816	$17,577
Additions to the allowance charged to expense	3,959	11,823	2,390
Recoveries on loans charged-off	243	1	108
Less loans charged-off	(627)	(1,303)	(1,259)
Ending balance	$32,912	$29,337	$18,816

The following table presents the recorded investment in loans and impairment method as of December 31, 2021, 2020 and 2019 and the activity in the allowance for loan losses for the years then ended, by portfolio segment:

(dollars in thousands)
December 31, 2021	Real Estate	Commercial	Other	Total
Allowance for loan losses:
Beginning of year	$24,677	$4,617	$43	$29,337
Provisions	3,982	(480)	457	3,959
Charge-offs	(67)	(501)	(59)	(627)
Recoveries	—	157	86	243
	$28,592	$3,793	$527	$32,912
Reserves:
Specific	$—	$30	$—	$30
General	28,592	3,763	527	32,882
Total allowance for loan losses	$28,592	$3,793	$527	$32,912
Loans evaluated for impairment:
Individually	$10,340	$10,385	$—	$20,725
Collectively	2,545,379	334,460	30,786	2,910,625
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,555,719	$344,845	$30,786	$2,931,350

December 31, 2020	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning of year	$15,118	$3,588	$9	$101	$18,816
Provisions	9,559	2,286	79	(101)	11,823
Charge-offs	—	(1,258)	(45)	—	(1,303)
Recoveries	—	1	—	—	1
	$24,677	$4,617	$43	$—	$29,337
Reserves:
Specific	$—	$525	$—	$—	$525
General	24,677	4,092	43	—	28,812
Total allowance for loan losses	$24,677	$4,617	$43	$—	$29,337

Loans evaluated for impairment:
Individually	$10,514	$9,025	$15	$—	$19,554
Collectively	2,304,203	378,935	4,074	—	2,687,212
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,314,717	$387,960	$4,089	$—	$2,706,766

December 31, 2019	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning of year	$13,437	$4,140	$—	$—	$17,577
Provisions	1,847	433	9	101	2,390
Charge-offs	(166)	(1,093)	—	—	(1,259)
Recoveries	—	108	—	—	108
	$15,118	$3,588	$9	$101	$18,816
Reserves:
Specific	$—	$—	$—	$—	$—
General	15,118	3,588	9	101	18,816
Total allowance for loan losses	$15,118	$3,588	$9	$101	$18,816
Loans evaluated for impairment:
Individually	$3,795	$9,423	$—	$—	$13,218
Collectively	1,842,747	340,148	821	—	2,183,716
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$1,846,542	$349,571	$821	$—	$2,196,934

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

The risk category of loans by class of loans was as follows as of December 31, 2021 and 2020:

(dollars in thousands)		Special
December 31, 2021	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$299,333	$3,662	$—	$149	$303,144
Commercial real estate	1,184,889	2,006	55,104	6,000	1,247,999
Single-family residential mortgages	1,000,385	—	—	4,191	1,004,576
Commercial:
Commercial and industrial	255,439	—	9,148	4,122	268,709
SBA	62,300	1,303	6,270	6,263	76,136
Other:	30,786	—	—	—	30,786
	$2,833,132	$6,971	$70,522	$20,725	$2,931,350

(dollars in thousands)		Special
December 31, 2020	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$186,550	$—	$—	$173	$186,723
Commercial real estate	947,643	756	52,611	2,627	1,003,637
Single-family residential mortgages	1,113,814	2,436	393	7,714	1,124,357
Commercial:
Commercial and industrial	278,357	999	8,620	2,163	290,139
SBA	86,573	186	4,200	6,862	97,821
Other:	4,074	—	—	15	4,089
	$2,617,011	$4,377	$65,824	$19,554	$2,706,766

The following table presents the aging of the recorded investment in past-due loans as of December 31, 2021 and 2020 by class of loans. Past due loans presented in table below also includes non-accrual loans.

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
December 31, 2021	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$149	$149	$302,995	$303,144	$149
Commercial real estate	1,914	3,002	667	5,583	1,242,416	1,247,999	4,672
Single-family residential mortgages	10,554	2,238	2,680	15,472	989,104	1,004,576	4,191
Commercial:
Commercial and industrial	1,575	—	3,689	5,264	263,445	268,709	3,712
SBA	—	1,733	4,839	6,572	69,564	76,136	6,263
Other:	57	7	—	64	30,722	30,786	—
	$14,100	$6,980	$12,024	$33,104	$2,898,246	$2,931,350	$18,987
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$5,957	$5,957	$—

________________

(1)	Included in total loans

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non- Accrual
December 31, 2020	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$173	$173	$186,550	$186,723	$173
Commercial real estate	449	10	1,136	1,595	1,002,042	1,003,637	1,193
Single-family residential mortgages	4,219	4,859	6,008	15,086	1,109,271	1,124,357	7,714
Commercial:
Commercial and industrial	—	—	987	987	289,152	290,139	1,661
SBA	—	33	6,828	6,861	90,960	97,821	6,828
Other	42	—	15	57	4,032	4,089	15
	$4,710	$4,902	$15,147	$24,759	$2,682,007	$2,706,766	$17,584
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$49,963	$49,963	$—

(1)	Included in total loans

The Company has no loans that are 90 days or more past due and still accruing at December 31, 2021 and  December 31, 2020.

Information relating to individually impaired loans presented by class of loans was as follows as of December 31, 2021, 2020 and 2019:

	Unpaid
(dollars in thousands)	Principal	Recorded	Average	Interest	Related
December 31, 2021	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$173	$149	$292	$—	$—
Commercial and industrial	4,096	4,096	4,390	27	—
Commercial real estate	6,059	6,000	6,163	132	—
Single-family residential mortgage loans	4,365	4,191	4,486	—	—
Commercial - SBA	6,274	6,245	11,589	—	—
With related allowance recorded
Commercial and industrial	27	26	34	—	27
Commercial-SBA	18	18	26	—	3
Total	$21,012	$20,725	$26,980	$159	$30

	Unpaid
(dollars in thousands)	Principal	Recorded	Average	Interest	Related
December 31, 2020	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$173	$173	$173	$—	$—
Commercial and industrial	1,710	1,662	1,819	31
Commercial real estate	2,633	2,627	2,724	136	—
Residential mortgage loans	7,839	7,714	7,934	—	—
Commercial - SBA	6,828	6,829	9,928	—	—
Other	15	15	15	—	—
With related allowance recorded
Commercial and industrial	520	501	563	—	520
Commercial-SBA	33	33	40	3	5
Total	$19,751	$19,554	$23,196	$170	$525

	Unpaid
	Principal	Recorded	Average	Interest	Related
December 31, 2019	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$264	$264	$271	$24	$—
Commercial real estate	2,198	2,197	2,384	100	—
Residential mortgage loans	1,349	1,334	1,351	—	—
Commercial - SBA	9,423	9,423	10,791	4	—
With related allowance recorded
Commercial real estate	—	—	—	—	—
Commercial-SBA	—	—	—	—	—
Total	$13,234	$13,218	$14,797	$128	$—

No interest income was recognized on a cash basis as of December 31, 2021 and 2020. We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2021 and December 31, 2020 while the loans were in nonaccrual status. We recognized interest income on loans modified under troubled debt restructurings ("TDR's") of $159,000 and $170,000 during the years ended December 31, 2021 and 2020, respectively.

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

The Company identified nine loans as TDRs at December 31, 2021 and six loans at December 31, 2020, respectively, with aggregate balances of $3.4 million and $3.1 million, respectively. Non-accrual TDRs were $1.7 million at December 31, 2021, and $1.1 million at December 31, 2020. There were $3,000 specific reserves allocated to the loans as of December 31, 2021 and $435,000 at   December 31, 2020. There are no commitments to lend additional amounts at December 31, 2021 and 2020 to customers with outstanding loans that are classified as TDRs. There were no non-accrual loans that were modified as TDRs during the past twelve months that had payment defaults during the periods.

During the year ended December 31, 2021, the terms of certain loans were modified as TDR's. The modification of the terms generally included loans where a moratorium on loan payments was granted. Such moratoriums ranged from six months to nine months on the loans restructured in 2021 and 2020.

The following table presents loans by class modified as TDR's that occurred during the years ended December 31, 2021, 2020 and 2019:

	December 31,
	2021			2020			2019
		Pre-	Post-		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment	Loans	Investment	Investment
SBA	1	$1,090	$1,090	—	$—	$—	—	$—	$—
Commercial real estate	2	284	284	3	1,719	1,719	1	476	476
Construction and land development	1	165	165	—	—	—	—	—	—
SFR	1	156	156	—	—	—	—	—	—
Total	5	$1,695	$1,695	3	$1,719	$1,719	1	$476	$476

There were five and three non-accrual loans defaults of TDR’s in 2021 and 2020, respectively, where the loan was modified within the prior twelve months.

In the past the Company has purchased loans as part of its whole bank acquisitions, for which there was at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets. The principal balances as of December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Loans serviced for others:
Mortgage loans	$1,308,672	$1,512,969
SBA loans	138,173	156,222
Commercial real estate loans	4,070	4,145

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

Servicing fees net of servicing asset amortization totaled $684,000, $2.1 million and $3.4 million for the twelve months ended December 31, 2021, 2020 and 2019, respectively.  Custodial balances maintained in connection with the foregoing loan servicing (including in non-interest bearing deposits) totaled $14.3 million and $16.6 million as of December 31, 2021 and 2020, respectively.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. During the twelve months ended December 31, 2021, the Company reversed an impairment write-down of $416,000 on mortgage servicing rights.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is netted against loan servicing fee income.

	2021		2020		2019
	Mortgage	SBA	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$10,529	$3,436	$12,997	$4,086	$12,858	$4,512
Additions	1,920	441	1,422	293	2,088	980
Disposals	(2,129)	(646)	(1,513)	(401)	(128)	(708)
Amortized to expense	(1,988)	(462)	(1,960)	(542)	(1,821)	(698)
Impairment	416	—	(417)	—	—	—
End of period	$8,748	$2,769	$10,529	$3,436	$12,997	$4,086

The fair value of servicing assets for mortgage loans was $15.4 million and $10.7 million as of December 31, 2021 and 2020, respectively. Fair value at December 31, 2021 was determined using a discount rate of 10.86%, average prepayment speed of 14.04%, depending on the stratification of the specific right, and a weighted-average default rate of 0.10%. Fair value at December 31, 2020 was determined using a discount rate of 11.04%, average prepayment speed of 15.50%, depending on the stratification of the specific right, and a weighted-average default rate of 0.10%.

The fair value of servicing assets for SBA loans was $4.1 million and $5.0 million as of December 31, 2021 and 2020, respectively. Fair value at December 31, 2021 was determined using a discount rate of 8.5%, average prepayment speed of 15.87%, depending on the stratification of the specific right, and a weighted-average default rate of 0.61%. Fair value at December 31, 2020 was determined using a discount rate of 8.5% and average prepayment speed of 13.8%, depending on the stratification of the specific right and a weighted-average default rate of 0.84%.

NOTE 7 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

(dollars in thousands)	2021	2020
Land	$9,066	$9,066
Building and improvements	15,265	15,040
Furniture, fixtures, and equipment	7,575	6,772
Leasehold improvements	6,455	5,315
	38,361	36,193
Less accumulated depreciation and amortization	(11,629)	(9,773)
Construction in progress	467	683
	$27,199	$27,103

Depreciation and leasehold amortization expense was $1.9 million, $2.0 million, and $1.9 million for 2021, 2020, and 2019, respectively.

The Company leases several of its operating facilities under various noncancellable operating leases expiring at various dates through 2036. The Company is also responsible for common area maintenance, taxes and insurance at various branch locations.

Future minimum rent payments on the Company's leases were as follows as of December 31, 2021:

(dollars in thousands)
As of December 31, 2021:
2022	$4,490
2023	3,931
2024	2,872
2025	2,724
2026	2,704
Thereafter	6,875
Total	$23,596

The minimum rent payments shown above are given for the existing lease obligations and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $5.3 million, $5.7 million, and $6.1 million for 2021, 2020, and 2019, respectively.

In July 2020, the Company signed a lease, commencing on August 1, 2020, on Canal Street in New York City for our NY Bowery branch relocation, and the Canal Street branch opened by December 24, 2021. In January 2020, the Company signed a lease to for a new branch in Edison, New Jersey, which the Company occupied in November 2020. In March 2019, the Company signed a new lease to move its Diamond Bar, California branch to a new location, which opened in January 2021. The future payments for all of the new leases are included in the schedule above. The Company recorded $479,000 and $395,000 in sub-lease income in  2021 and 2020, respectively.

NOTE 8 - DEPOSITS

At December 31, 2021 the scheduled maturities of time deposits are as follows:

(dollars in thousands)	December 31, 2021
One year	$1,119,404
Two to three years	44,612
Over three years	2,422
Total	$1,166,439

Brokered time deposits were $2.4 million at December 31, 2021 and $17.4 million at December 31, 2020.

NOTE 9 - LONG-TERM DEBT

In March 2016, the Company issued $50 million of 6.5% fixed to floating rate subordinated debentures, due March 31, 2026. The interest rate is fixed through March 31, 2021 and floats at 3 month LIBOR plus 516 basis points thereafter. The Company redeemed these subordinated debentures on March 31, 2021. The redemption price for the subordinated debentures was equal to 100% of principal amount of the note redeemed, plus any accrued and unpaid interest up to, but excluding, redemption date of March 31, 2021.

In November 2018, the Company issued $55 million of 6.18% fixed to floating rate subordinated debentures, due December 1, 2028. The interest rate is fixed through December 1, 2023 and floats at 3 month LIBOR plus 315 basis points thereafter. The Company can redeem these subordinated debentures beginning December 1, 2023. The sub-debt is considered Tier 2 capital at the Company. The Company allocated $25 million to the Bank as Tier-one capital.

In March 2021, the Company issued $120 million of 4.00% fixed to floating rate subordinated debentures, due April 1, 2031. The interest rate is fixed through April 1, 2026 and floats at three month SOFR plus 329 basis points thereafter. The Company can redeem these subordinated debentures beginning April 1, 2026. The subordinated debentures are considered Tier 2 capital at the Company.

At December 31, 2021 and 2020, respectively, long-term debt was as follows:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Principal	$175,000	$105,000
Unamortized debt issuance costs	$1,993	$609

The following table presents interest and amortization expense the Company incurred for the year ended December 31, 2021 and 2020:

	For the Year Ended December 31,
(dollars in thousands)	2021	2020
Interest Expense:
Interest	$7,878	$6,649
Amortization	525	342

The British banking regulators have announced plans to eliminate the LIBOR rate before this long-term debt and subordinated debentures mature. For these subordinated debentures, there are provisions for amendments to establish a new interest rate benchmark.  At this point in time, SOFR is the alternative reference rate we plan to adopt as the replacing index rate for USD LIBOR.

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Bancorp in 2016, acquired TFC Statutory Trust (the “Trust”). The Trust contained a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC Bancorp issued $5 million of subordinated debentures to the Trust in exchange for ownership of all of the common security of the Trust and the proceeds of the preferred securities sold by the trust. The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security. The Company also purchased an investment in the common stock of the trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month LIBOR plus 1.65%, which was 1.85% as of December 31, 2021 and 1.87% at December 31, 2020.

In October 2018, the Company, through the acquisition of First American International Corp., acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. The Trust issued 7,000 units of thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7 million to an independent investor, and FAIC issued $7 million of subordinated debentures to the FAIC Trust and all of its common securities, amounting to $217,000, which is included in other assets. There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debenture have a variable rate of interest equal to the three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at December 31, 2021, was 2.45% and 2.47% at December 31, 2020.

In January 2020, the Company, through the acquisition of PGBH, acquired PGB Capital Trust I (“PGBH Trust”), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed to floating rate capital securities with an aggregate liquidation amount of $5,000,000 and 155 common securities with an aggregate liquidation amount of $155,000. PGBH issued $5.2 million of subordinated debentures to PGBH Trust in exchange for ownership of all the common securities of PGBH Trust. There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at December 31, 2021 was 2.30% and 2.32% at December 31, 2020.

The Company paid interest expenses of $377,000 in 2021, $468,000 in 2020 and $540,000 in 2019. The amount of aggregate amortization expense recognized in 2021 was $218,000, $218,000 in 2020, and $167,000 in 2019.

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

Federal Funds Arrangements with Commercial Banks. As of December 31, 2021 the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $50.0 million overnight from Zions Bank, Wells Fargo Bank, First Horizon Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements. As of December 31, 2021 the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit. The secured borrowing capacity with the FRB of $22.3 million at December 31, 2021 is collateralized by loans pledged with a carrying value of $33.2 million.

FHLB Secured Line of Credit. The secured borrowing capacity with the FHLB of $833.6 million at December 31, 2021 is collateralized by loans pledged with a carrying value of $1.1 billion.

FHLB Advances. At  December 31, 2021, the Company had $150.0 million at a weighted average rate of 1.18% in long-term (five year) advances with the FHLB.  These advances were collateralized by $1.1 billion in residential and commercial loans. There were no overnight or long-term advances at December 31, 2021. The Company paid interest expenses of $1.8 million, $1.5 million and $2.9 million on such FHLB advances for the twelve months ended December 31, 2021, 2020 and 2019. There were no amounts outstanding under any of the other borrowing arrangements above as of December 31, 2021 except FHLB advances maturing in 2025.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income tax expense consists of the following:

(dollars in thousands)	2021	2020	2019
Current:
Federal	$15,000	$9,948	$8,074
State	9,087	6,602	5,614
	24,087	16,550	13,688
Deferred	(1,093)	(2,998)	1,503
Deferred tax adjustment for change in tax rate	—	—	21
Amortization of investment in affordable housing tax credits	1,037	979	900
	$24,031	$14,531	$16,112

A comparison of the federal statutory income tax rates to the Company's effective income tax rates as of December 31 follows:

	2021		2020		2019
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory federal tax	$16,997	21.0%	$9,966	21.0%	$11,617	21.0%
State franchise tax, net of federal benefit	7,182	8.9%	4,024	8.5%	5,322	9.6%
Tax-exempt income	(285)	-0.4%	(192)	-0.4%	(25)	0.0%
Tax impact from change in tax rate	(59)	-0.1%	68	0.1%	17	0.0%
Stock-based compensation	(404)	-0.5%	123	0.3%	(27)	0.0%
Other items, net	600	0.7%	542	1.1%	(792)	-1.4%
Actual tax expense	$24,031	29.6%	$14,531	30.6%	$16,112	29.2%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying balance sheets as of December 31:

(dollars in thousands)	2021	2020
Deferred tax assets:
Pre-opening expenses	$64	$242
Allowance for loan losses	9,735	8,575
Stock-based compensation	781	1,074
Off balance sheet reserve	367	425
Operating loss carryforwards	606	1,196
Unrealized loss on AFS securities	718	—
Lease liability	7,106	—
Mark to market on held for sale mortgage loans	74	486
State tax	1,967	1,473
Other	797	403
	22,215	13,874
Deferred tax liabilities:
Depreciation	(1,441)	(1,212)
Deferred loan costs	(2,598)	(2,482)
Unrealized gain on AFS securities	—	(497)
Acquisition accounting fair value adjustments	(3,348)	(3,584)
Mortgage servicing rights	(2,667)	(3,204)
Right of use asset	(6,853)	—
Other	(453)	(348)
	(17,360)	(11,327)
Net deferred tax assets	$4,855	$2,547

At December 31, 2021, the Company has usable net operating loss carryforwards from acquisitions of approximately $26,000 for federal, $409,000 for California, $3.9 million for New York State, $3.1 million for New York City and $0 for Illinois income tax purposes. Net operating loss carry forwards, to the extent not used will begin to expire in 2028. The net operating loss carryforwards were generated through acquisitions, and as a result, are substantially limited by Section 382 of the Internal Revenue Code. Benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carryforward amounts noted above.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several provisions of the CARES Act. As of December 31, 2021, the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on our effective tax rate. The Company’s net operating losses were not generated during the 2018-2020 period.

The Company is subject to federal income tax and state tax laws of California, New York and Illinois.  Income tax returns for the years ended after December 31, 2017 are open to audit by the federal, New York and Illinois authorities and for the years ended after December 31, 2016 are open to audit by California state authorities.  The Company expanded operations to the state of New Jersey starting December 1, 2020.  The 2020 tax returns are open to audit by New Jersey state authorities at December 31, 2021.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2021, 2020 and 2019, respectively. The Company has determined that as of December 31, 2021 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the consolidated financial statements.

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

As of December 31, 2021 and 2020, the Company had the following financial commitments whose contractual amount represents credit risk:

	2021		2020
	Fixed	Variable	Fixed	Variable
(dollars in thousands)	Rate	Rate	Rate	Rate
Commitments to make loans	$1,474	$200,814	$7	$281,489
Unused lines of credit	22,777	229,154	57,437	211,192
Commercial and similar letters of credit	1,214	—	8,284	—
Standby letters of credit	2,042	2,686	1,455	2,576
Total	$27,507	$432,654	$67,183	$495,257

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

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space, and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate at lease when it is reasonably certain that the Company will exercise those options. The Company's measurement of the ROU assets and operating lease liabilities does not include payments associated with the option to extend or terminate the lease. The ROU lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company did not possess any leases that have variable lease payments or residual value guarantees as of December 31, 2021.

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

Future minimum rent payments on the Company’s leases were as follows at December 31, 2021:

(dollars in thousands)
As of December 31, 2021:
2022	$4,490
2023	3,931
2024	2,872
2025	2,724
2026	2,704
Thereafter	6,875
Total	$23,596
Less amount of payment representing interest	(314)
Total present value of lease payments	$23,282

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $5.3 million and $5.7 million for the twelve months ended December 31, 2021 and 2020, respectively. The Company received rental income of $479,000 and $395,000 for the twelve months ended December 31, 2021 and 2020, respectively.

The following table presents the operating lease related assets and liabilities recorded on the Consolidated Balance Sheet, and the weighted-average remaining lease terms and discount rates as of  December 31, 2021 and January 1, 2021:

	December 31,	January 1,
(dollars in thousands)	2021	2021
Operating Leases
ROU assets	$22,454	$26,770
Lease liabilities	23,282	27,412

Weighted-average remaining lease term (in years)	6.84	7.38
Weighted-average discount rate	1.01%	0.94%

NOTE 15 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Beginning balance	$1,243	$4,000
New loans and advances	10,292	11,498
Repayments	(3,094)	$(14,255)
Ending balance	$8,441	$1,243

Outstanding loan commitments to executive officers, directors and their related interests with whom they are associated were $0 and $2 million as of December 31, 2021 and 2020.

Deposits from principal officers, directors, and their affiliates at December 31, 2021 and 2020 were $57.6 million and $50.0 million.

Several directors and their affiliates own $8.1 million of RBB subordinated debentures as of December 31, 2021.

NOTE 16 - STOCK OPTION PLAN

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

At December 31, 2021, 981,853 shares were available under the 2017 Omnibus Stock Incentive Plan for future grants.

The Company recognized total stock-based compensation expense of $1.1 million, $686,000, and $689,000 in 2021, 2020 and 2019.

The recorded compensation expense for stock option was $485,000, $260,000, and $152,000 and the Company recognized income tax benefit of $873,000, $26,000, and $78,000 for the twelve months ended December 31, 2021, 2020, and 2019, respectively. Unrecognized stock-based compensation expense related to options was $635,000, $476,000, and $332,000 as of December 31, 2021, 2020, and 2019, respectively. Unrecognized stock-based compensation expense will be recognized over a weighted-average period of 1.4 years as of  December 31, 2021.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions presented below for 2021, 2020 and 2019.

	July 2021	January 2021	July 2020	January 2020	January 2019
Expected volatility	31.6%	30.8%	31.8%	28.5%	35.0%
Expected term (years)	6.0 years	6.0 years	6.0 years	6.0 years	6.0 years
Expected dividends	1.98%	1.86%	2.48%	1.99%	1.90%
Risk free rate	0.48%	0.26%	0.29%	1.31%	2.66%
Grant date fair value	$5.69	$4.14	$2.97	$4.61	$6.32

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

A summary of the status of the Company's stock option plan as of December 31, 2021 and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for share amounts)	Shares	Price	Term in years	Value
Outstanding at beginning of year	1,097,470	$13.30
Granted	150,000	18.34
Exercised	(302,744)	11.48
Forfeited/cancelled	(808)	11.15
Outstanding at end of period	943,918	$14.66	4.04	$10,895

Options exercisable	706,418	$13.59	2.46	$8,909

The Company granted restricted stock for 60,000 shares at a closing price of $17.74 in 2021. There were no restricted stock awards in 2020 and 2019. These restricted stock awards are scheduled to vest over a three year period from the January 21, 2021 grant date. As of December 31, 2021, there were 60,000 remaining unvested restricted stock awards.

The recorded compensation expense for restricted stock was $602,000, $425,000, and $425,000 for the twelve months ended December 31, 2021, 2020, and 2019, respectively. Unrecognized stock-based compensation expense related to restricted stock was $729,000, $266,000, $691,000 as of December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, unrecognized stock-based compensation expense related to restricted stock are expected to be recognized over the next 2.1 years.

The following table presents restricted stock activity during the twelve months ended December 31, 2021.

		Weighted-
		Average
		Grant Date
(dollars in thousands, except for share amounts)	Shares	Fair Value
Outstanding at beginning of year	14,475	$29.38
Granted	60,000	17.74
Vested	(14,475)	(29.38)
Outstanding at end of period	60,000	$17.74

The total fair value of the shares vested was $1.2 million, $300,000, and $460,000 in 2021, 2020, and 2019, respectively. The number of unvested stock options were 237,500, 147,500, and 76,500 with a weighted average grant date fair value of $4.28, $4.43, and $6.32 as of December 31, 2021, 2020 and 2019.

Cash received from the exercise of 302,744 share options was $3.5 million for the period ended December 31, 2021. Cash received from the exercise of 56,498 share options was $712,000 for the period ended December 31, 2020. Cash received from the exercise of 200,629 share options was $2.8 million for the period ended December 31, 2019. The intrinsic value of options exercised was $3.8 million, $278,000, and $1.2 million in 2021, 2020, and 2019.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes, at December 31, 2021 and December 31, 2020, that the Bank satisfied all capital adequacy requirements to which it is subject.

As of December 31, 2021 and 2020, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The following table sets forth RBB Bancorp's consolidated and the Bank's actual capital amounts and ratios and related regulatory requirements for the Bank as of December 31, 2021:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Tier 1 Leverage Ratio
Consolidated	$410,134	10.21%	$160,642	4.0%	$200,803	5.0%
Bank	499,325	12.45%	160,418	4.0%	200,523	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$395,632	14.86%	$119,841	4.5%	$173,104	6.5%
Bank	499,325	18.80%	119,550	4.5%	172,684	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$410,134	15.40%	$159,788	6.0%	$213,051	8.0%
Bank	499,325	18.80%	159,401	6.0%	212,534	8.0%
Total Risk-Based Capital Ratio
Consolidated	$616,440	23.15%	$213,051	8.0%	$266,314	10.0%
Bank	532,544	20.05%	212,534	8.0%	265,668	10.0%

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

Appraisals for other real estate owned are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered. No significant adjustments to appraised values have been made as a result of this comparison process as of December 31, 2021.

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

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at December 31, 2021 and 2020:

(dollars in thousands)	Fair Value Measurements Using:
December 31, 2021	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$5,610	$—	$5,610
SBA agency securities	—	3,469	—	3,469
Mortgage-backed securities	—	55,025	—	55,025
Collateralized mortgage obligations	—	119,511	—	119,511
Commercial paper	—	129,926	—	129,926
Corporate debt securities	—	42,205	—	42,205
Municipal securities	—	12,514	—	12,514
Interest Rate Lock Contracts	—	—	141	141
Forward Mortgage Loan Sale Contracts	—	—	124	124
	$—	$368,260	$265	$368,525
On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$1,294	$—	$1,294
SBA agency securities	—	4,394	—	4,394
Mortgage-backed securities	—	17,677	—	17,677
Collateralized mortgage obligations	—	48,874	—	48,874
Commercial paper	—	102,448	—	102,448
Corporate debt securities	—	34,563	—	34,563
Municipal securities	—	1,617	—	1,617
Interest Rate Lock Contracts	—	—	45	45
Forward Mortgage Loan Sale Contracts	—	—	214	214
	$—	$210,867	$259	$211,126
On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

Quantitative information about the Company's recurring Level 3 fair value measurements as of December 31, 2021 and 2020 is as follows:

At December 31, 2020, fair value for IRLCs and FMLSCs totaled $259,000.  All IRLCs and FMLSCs at December 31, 2020, were funded and sold to Fannie Mae in the first six months of 2021 except one FMLSC with fair value less than a thousand dollars.  Changes in fair value were $6,000 in 2021.  Fair value for IRLCs and FMLSCs totaled $265,000 at December 31, 2021.

The fair value measurement of IRLCs and FMLSCs were primarily based on the buy price from borrowers ranging from 96 to 100, the sale price to Fannie Mae ranging from 99 to 104, and the significant unobservable inputs using margin cost rate from 1.50% to 2.00%.

Quantitative information about the Company's non-recurring Level 3 fair value measurements as of December 31, 2021 and 2020 is as follows:

OREO consists of one single-family residence with a fair value of $293,000 as of December 31, 2021 and December 31, 2020.  OREO was evaluated by third party appraisals with unobservable input of management adjustment in the range of 5%-6% to reflect current conditions and selling costs.

No write-downs to OREO were recorded in 2021 or 2020.

Quantitative information about the Company's recurring Level 3 fair value measurements as of December 31, 2021 and 2020 is as follows:

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments not previously presented:

Cash and Due From Banks -- The carrying amounts of cash and short-term instruments approximate fair values.

Time Deposits in Other Banks -- Fair values for time deposits with other banks are estimated using discounted cash flow analyses, using interest rates currently being offered with similar terms.

Loans -- For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of December 31, 2021 was measured using an exit price notion.

Mortgage Loans Held for Sale -- The Company records mortgage loans held for sale at fair value based on the net premium received on recent sales of mortgage loans for identical pools of loans.

Equity Securities -- The fair values of the Company’s equity securities are estimated using discounted cash flow analyses resulting in a Level 2 classification.

Deposits -- The fair values disclosed for demand deposits, including interest and non-interest demand accounts, savings, and certain types of money market accounts are, by definition based on carrying value. Fair value for fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits. Early withdrawal of fixed-rate certificates of deposit is not expected to be significant

FHLB Advances -- The carrying amounts of short-term debt with maturities of less than ninety days, such as FHLB Advances, approximate their fair values. The fair values of the Company’s long-term FHLB Advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Long-Term Debt -- The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Subordinated Debentures -- The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Servicing Rights -- Mortgage and SBA servicing rights are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan, a Level 2 measurement

Off-Balance Sheet Financial Instruments -- The fair value of commitments to extend credit and standby letters of credit, interest rate lock commitments and forward mortgage loan sales contracts is estimated using the fees currently charged to enter into similar agreements. Unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability. The fair value of these financial instruments is not material.

The fair value hierarchy level and estimated fair value of significant financial instruments at December 31, 2021 and 2020 are summarized as follows:

		December 31, 2021		December 31, 2020
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$501,372	$501,372	$137,654	$137,654
Federal funds sold and other cash equivalents	Level 1	193,000	193,000	57,000	57,000
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	368,260	368,260	210,867	210,867
Investment securities - HTM	Level 2	6,252	6,577	7,174	7,603
Mortgage loans held for sale	Level 1	5,957	6,055	49,963	50,716
Loans, net	Level 3	2,898,438	2,908,742	2,677,429	2,687,751
Equity securities	Level 3	19,992	19,992	14,894	14,894
Servicing assets:	Level 2	11,517	19,442	13,965	15,617

		Notional	Fair	Notional	Fair
Derivative assets:		Value	Value	Value	Value
Interest Rate Lock Contracts	Level 3	$8,099	$141	$27,665	$45
Forward Mortgage Loan Sale Contracts	Level 3	14,296	124	55,089	214

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,385,532	$3,388,008	$2,635,128	$2,632,933
FHLB advances	Level 3	150,000	143,237	150,000	149,964
Long-term debt	Level 3	173,007	175,773	104,391	137,930
Subordinated debentures	Level 3	14,502	13,991	14,283	14,654

NOTE 20 - EARNINGS PER SHARE ("EPS")

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

	2021		2020		2019
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$56,906		$32,928		$39,209
Less: Earnings allocated to participating securities	(192)		(37)		(74)
Shares outstanding		19,455,544		19,565,921		20,030,866
Impact of weighting shares		(31,995)		197,501		(13,560)
Used in basic EPS	56,715	19,423,549	32,891	19,763,422	39,135	20,017,306
Dilutive effect of outstanding
Stock options		410,756		158,437		376,118
Used in dilutive EPS	$56,715	19,834,306	$32,891	19,921,859	$39,135	$20,393,424

Basic earnings per common share	$2.92		$1.66		$1.96
Diluted earnings per common share	2.86		1.65		1.92

Stock options for zero, 301,500 and 76,500 shares of common stock were not considered in computing diluted earnings per common share for December 31, 2021, 2020 and 2019, respectively because they were anti-dilutive.

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

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	For the Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Non-interest income, in scope (1)
Fees and service charges on deposit accounts	$2,367	$1,636	$1,366
Other fees (2)	2,543	832	1,118
Other income (3)	2,157	2,013	1,429
(Loss) on sale of OREO and fixed assets	—	—	(100)
Total in-scope non-interest income	7,067	4,481	3,813
Non-interest income, not in scope (4)	11,678	9,559	14,507
Total non-interest income	$18,745	$14,040	$18,320

(1)	There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606.
(2)	Other fees consists of wealth management fees, miscellaneous loan fees and postage/courier fees.
(3)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, and OREO income.
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

Gain (loss) on Sales of Other Real Estate Owned and Fixed Assets

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

NOTE 22 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified affordable housing projects in 2016. At December 31, 2021 and December 31, 2020, the balance of the investment for qualified affordable housing projects was $6.6 million and $7.6 million, respectively. This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $826,000 and $1.6 million at December 31, 2021 and December 31, 2020. The Company expects to fulfill these commitments between 2022 and 2029.

During the years ending December 31, 2021, 2020 and 2019, the Company recognized amortization expense of $1.0 million, $979,000, and $900,000, respectively, which was included within income tax expense on the consolidated statements of income.

During the years ended December 31, 2021, 2020 and 2019, the Company recognized tax credits from its investment in affordable housing tax credits of $1.0 million, $891,000 and $1.1 million, respectively. The Company had no impairment losses during the years ended December 31, 2021, 2020 and 2019.

NOTE 23 - PARENT ONLY CONDENSED FINANCIAL INFORMATION

The parent company only condensed statements of financial condition as of December 31, 2021 and 2020, and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2021, 2020 and 2019 are presented below:

Condensed Statements of Financial Condition

(Dollars in Thousands)	2021	2020
ASSETS
Cash and cash equivalents	$77,578	$7,089
Investment in Bank	570,610	532,972
Investment in RAM	2,992	2,933
Other assets	4,624	5,782
Total assets	$655,804	$548,776

LIABILITIES AND SHAREHOLDERS' EQUITY
Long term debt	173,007	104,391
Subordinated debentures	14,502	14,283
Other liabilities	1,612	1,614
Total liabilities	189,121	120,288
Shareholders' equity:
Common stock	282,335	284,261
Additional paid-in capital	4,603	4,932
Retained earnings	181,329	138,094
Non-controlling interest	72	72
Accumulated other comprehensive income	(1,656)	1,129
Total shareholders' equity	466,683	428,488
Total liabilities and shareholders' equity	$655,804	$548,776

Condensed Statements of Income

(Dollars in Thousands)	2021	2020	2019
Dividend from subsidiaries	$25,000	$29,000	$—
Interest expense	8,999	7,677	7,697
Noninterest expense	1,452	1,292	1,300
Income (loss) before equity in undistributed income of subsidiaries	14,549	20,031	(8,997)
Equity in undistributed income of:
Bank	39,109	14,053	45,324
RAM	59	(3,936)	74
Income before income taxes	53,717	30,148	36,401
Income tax benefit	3,189	2,780	2,808
Net income	56,906	32,928	39,209
Other comprehensive income (loss)	(2,785)	890	1,577
Total comprehensive income	$54,121	$33,818	$40,786

Condensed Statements of Cash Flows

(Dollars in Thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$56,906	$32,928	$39,209
Net amortization of other	724	560	508
Provision for deferred income taxes	(337)	441	513
Undistributed income of subsidiaries	(39,168)	(10,116)	(45,398)
Change in other assets and liabilities	1,645	(742)	(1,981)
	19,770	23,071	(7,149)
Cash flows from investment activities:
Net cash acquired in connection with acquisition	—	6,634	—
Purchase of other equity securities, net	(380)	—	—
Investment in subsidiaries	—	(38,895)	—
	(380)	(32,261)	—
Cash flows from financing activities:
Issuance of subordinated debentures, net of issuance costs	118,111	—	—
Redemptions of subordinated debentures	(50,000)	—	—
Dividends paid	(9,947)	(6,567)	(8,033)
Common stock repurchased, net of repurchased costs	(10,540)	(7,851)	(3,190)
Stock options exercised	3,475	712	2,817
	51,099	(13,706)	(8,406)

Increase (decrease) in cash and cash equivalents	70,489	(22,896)	(15,555)
Cash and cash equivalents beginning of year	7,089	29,985	45,540
Cash and cash equivalents end of year	$77,578	$7,089	$29,985

NOTE 24 – SUBSEQUENT EVENTS

On January 19, 2022, the board of directors of RBB Bancorp approved an amendment and restatement of the RBB 2017 Omnibus Stock Incentive Plan.

On January 20, 2022, RBB announced a cash dividend of $0.14 per share for the fourth quarter of 2021. The dividend is payable on February 1, 2022 to common shareholders of record as of January 31, 2022.

On January 21, 2022, RBB Bancorp announced that it had completed the acquisition of the Bank of the Orient Hawaii branch on January 14, 2022.

On February 22, 2022, RBB Bancorp announced that President and Chief Executive Officer Alan Thian will take a leave of absence, effective immediately, pending an internal investigation being conducted by a special committee of the RBB Board of Directors. The RBB Board of Directors has appointed David Morris, Executive Vice President and Chief Financial Officer, as Interim President and Chief Executive Officer. Mr. Morris will continue in his role as CFO.

NOTE 25 – QUARTERLY INCOME STATEMENTS (Unaudited)

The following table presents the unaudited quarterly condensed income statements for the years 2021 and 2020.

	2021				2020
(dollars in thousands)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Interest income	$38,444	$37,108	$35,971	$35,540	$35,864	$35,125	$34,103	$34,028
Interest expense	5,219	5,532	5,914	6,055	6,987	7,874	9,069	10,435
Net interest income	33,225	31,576	30,057	29,485	28,877	27,251	25,034	23,593
Provision for credit losses	635	1,196	628	1,500	3,008	3,861	3,009	1,945
Net interest income after provision for credit losses	32,590	30,380	29,429	27,985	25,869	23,390	22,025	21,648
Noninterest income:	3,156	5,524	4,171	5,894	4,490	2,727	2,208	4,615
Noninterest expense:	13,300	14,420	14,680	15,792	14,453	13,978	14,819	16,263
Income before income taxes	22,446	21,484	18,920	18,087	15,906	12,139	9,414	10,000
Income tax expense	6,740	6,120	5,540	5,631	4,759	3,619	2,901	3,252
Net income	$15,706	$15,364	$13,380	$12,456	$11,147	$8,520	$6,513	$6,748

Net income per share
Basic	$0.81	$0.79	$0.69	$0.64	$0.57	$0.43	$0.33	$0.34
Diluted	0.79	0.77	0.67	0.63	0.56	0.43	0.33	0.33

NOTE 26 – REPURCHASE OF COMMON STOCK

On June 24, 2019, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 1.0 million shares of our common stock. On April 22, 2021, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 500,000 shares of our common stock.  As of December 31, 2021, the Company may repurchase up to 335,650 shares under the repurchase program.  As of December 31, 2021 the Company had repurchased 1,164,350 shares of stock at an average per share price of $18.53.

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

As of December 31, 2021, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.

Eide Bailly, LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, a copy of which appears in Item 8.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during the fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially effect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

This information can be found in the sections titled “Proposal 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.

Item 11. Executive Compensation.

This information can be found in the sections titled “Executive Compensation” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information can be found in the sections titled “Security Ownership of Certain Beneficial Owners and Management,” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to options outstanding and available under our 2017 Stock Incentive Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	943,918	$14.66	981,853
Equity compensation plans not approved by security holders	—	—	—
Total	943,918	$14.66	981,853

Item 13. Certain Relationships and Related Transactions, and Director Independence.

This information can be found in the sections titled “Certain Relationships and Related Party Transactions” and “Corporate Governance and the Board of Directors” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

This information can be found in the section titled “Independent Registered Public Accounting Firm” appearing in the Company’s Proxy Statement for the 2022 annual meeting of shareholders to be filed within 120 days after December 31, 2021, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2021 and 2020.

Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019.

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

21.1	Subsidiaries of RBB Bancorp (Reference is made to “Item 1. Business” for the required information.)

23.1	Consent of Eide Bailly LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Finance Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of RBB Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (contained in Exhibit 101)
(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

*	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 11, 2022.

RBB BANCORP

By:	/s/ David R. Morris
Name:	David R. Morris
Title:	Interim Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. Morris	Interim Chief Executive Officer and President (principal executive officer)	March 11, 2022
David R. Morris

/s/ David R. Morris	Executive Vice President; Chief Financial Officer (principal financial and accounting officer)	March 11, 2022
David Morris

/s/ Peter M. Chang	Director	March 11, 2022
Peter M. Chang

/s/ Wendell Chen	Director	March 11, 2022
Wendell Chen

/s/ Christina Kao	Director	March 11, 2022
Christina Kao

/s/ James W. Kao	Director	March 11, 2022
James W. Kao

/s/ Chie-Min (Christopher) Koo	Director	March 11, 2022
Chie-Min (Christopher) Koo

/s/ Alfonso Lau	Director	March 11, 2022
Alfonso Lau

/s/ Christopher Lin	Director	March 11, 2022
Christopher Lin

/s/ Ko-Yen Lin	Director	March 11, 2022
Ko-Yen Lin

/s/ Paul Lin	Director	March 11, 2022
Paul Lin

/s/ Feng (Richard) Lin	Director	March 11, 2022
Feng (Richard) Lin

/s/ Fui Ming (Catherine) Thian	Director	March 11, 2022
Fui Ming (Catherine) Thian

/s/ Raymond Yu	Director	March 11, 2022
Raymond Yu