Form 10-K/A
period 2021-12-31
RBB Bancorp
filed 2022-04-04
CIK 1499422

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

The number of shares of Registrant’s Common Stock outstanding as of March 21, 2022, was 19,453,941.

The registrant's auditor is Eide Bailly LLP, Laguna Hills, California, PCAOB ID 286.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on May 18, 2022, are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend RBB Bancorp’s (together with its consolidated subsidiaries, the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2022 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to correct the previously filed Exhibit Index, which inadvertently did not incorporate by reference previously-filed exhibits or include a reference to the date, and the filing with which, such exhibits were previously filed and to file additional exhibits, which were inadvertently omitted from the Exhibit Index.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits The exhibit index attached hereto is incorporated herein by reference.

(b)	Financial Statement Schedules. All schedules have been omitted as not applicable or not required under the rules of Regulation S-X.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger By and Among RBB Bancorp, Royal Business Bank, PGH Holdings, Inc. and Pacific Global Bank, effective as of September 5, 2019 (incorporated herein by reference to Exhibit 2.1 to our Form 10-Q filed on November 12, 2019)

3.1	Articles of Incorporation of RBB Bancorp (incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017)

3.2	Bylaws of RBB Bancorp (incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017).

3.3	Amendment to Bylaws of RBB Bancorp (incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018)

4.1
Specimen Common Stock Certificate of RBB Bancorp (incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017).
Instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.2 to our Form 10-K filed on December 31, 2019)

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

10.4	Employment Agreement, dated April 12, 2017 between RBB Bancorp, Royal Business Bank and Vincent (I-Ming) Liu*+

10.5	Employment Agreement, dated April 12, 2017 between RBB Bancorp, Royal Business Bank and Jeffrey Yeh*+

10.6
First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. I-Ming (Vincent) Liu (incorporated herein by reference to Exhibit 10.1 to our Form 10-Q filed with the SEC on November 8, 2021)*

10.7
First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. David R. Morris (incorporated herein by reference to Exhibit 10.2 to our Form 10-Q filed with the SEC on November 8, 2021)*

10.8
First Amendment of Employment Agreement dated October 22, 2021, between RBB Bancorp, Royal Business Bank and Mr. Simon Pang (incorporated herein by reference to Exhibit 10.3 to our Form 10-Q filed with the SEC on November 8, 2021)*

10.9
First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. Jeffrey Yeh (incorporated herein by reference to Exhibit 10.4 to our Form 10-Q filed with the SEC on November 8, 2021)*

10.10	RBB Bancorp 2010 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.11
Form of Stock Option Award under the RBB Bancorp 2010 Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.12	RBB Bancorp 2017 Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 99.2 to our Form 8-K filed on January 21, 2022)*

10.13
Form of Stock Option Award Terms under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.14
Form of Stock Appreciation Rights Award under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.15
Form of Deferred Stock Award Agreement under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.16
Form of Restricted Stock Award Agreement under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.17
Form of Performance Award Agreement under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.18
Form of Indemnification Agreements entered into with all of the directors and executive officers of RBB Bancorp (incorporated herein by reference to Exhibit 10.12 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.19
Form of Indemnification Agreement entered into with all of the former directors and executive officers of TFC Holding Company (incorporated herein by reference to Exhibit 10.13 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.20	Form of Restricted Stock Unit Award Agreement for Employees under the RBB Bancorp 2017 Omnibus Stock Incentive Plan*+

10.21	Form of Restricted Stock Unit Award Agreement for Directors under the RBB Bancorp 2017 Omnibus Stock Incentive Plan*+

21.1	Subsidiaries of RBB Bancorp (Reference is made to “Item 1. Business” for the required information.)

23.1	Consent of Eide Bailly LLP**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Finance Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	The cover page of RBB Bancorp’s Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (contained in Exhibit 101)

* Indicates a management contract or compensatory plan

** Filed with the Original Filing

+ Filed herewith

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1*
Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002, as amended.

31.2*
Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002, as amended.

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on April __, 2022.

RBB BANCORP

By:	/s/ David R. Morris
Name:	David R. Morris
Title:	Interim Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. Morris	Interim Chief Executive Officer and President (principal executive officer)	April 1, 2022
David R. Morris

/s/ David R. Morris	Executive Vice President; Chief Financial Officer (principal financial and accounting officer)	April 1, 2022
David Morris

/s/ Peter M. Chang	Director	April 1, 2022
Peter M. Chang

/s/ Wendell Chen	Director	April 1, 2022
Wendell Chen

/s/ Christina Kao	Director	April 1, 2022
Christina Kao

/s/ James W. Kao	Director	April 1, 2022
James W. Kao

/s/ Chie-Min (Christopher) Koo	Director	April 1, 2022
Chie-Min (Christopher) Koo

/s/ Alfonso Lau	Director	April 1, 2022
Alfonso Lau

/s/ Christopher Lin	Director	April 1, 2022
Christopher Lin

/s/ Ko-Yen Lin	Director	April 1, 2022
Ko-Yen Lin

/s/ Paul Lin	Director	April 1, 2022
Paul Lin

/s/ Feng (Richard) Lin	Director	April 1, 2022
Feng (Richard) Lin

/s/ Fui Ming (Catherine) Thian	Director	April 1, 2022
Fui Ming (Catherine) Thian

/s/ Raymond Yu	Director	April 1, 2022
Raymond Yu