Form 10-Q
period 2022-03-31
RBB Bancorp
filed 2022-05-09
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 or

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

Number of shares of common stock of the registrant:  19,191,761 outstanding as of May 4, 2022.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021 (AUDITED)

(In thousands, except share amounts)

	March 31,	December 31,
	2022	2021
Assets
Cash and due from banks	$149,767	$501,372
Federal funds sold and other cash equivalents	200,000	193,000
Cash and cash equivalents	349,767	694,372
Interest-earning deposits in other financial institutions	600	600
Securities:
Available for sale	420,448	368,260
Held to maturity (fair value of $6,292 and $6,577 at March 31, 2022 and December 31, 2021, respectively)	6,246	6,252
Mortgage loans held for sale	3,572	5,957
Loans held for investment:
Real estate	2,633,681	2,560,465
Commercial and other	376,786	375,684
Total loans	3,010,467	2,936,149
Unaccreted discount on acquired loans	(1,461)	(1,727)
Deferred loan fees, net	(2,522)	(3,072)
Total loans, net of deferred loan fees and unaccreted discounts on acquired loans	3,006,484	2,931,350
Allowance for loan losses	(33,292)	(32,912)
Net loans	2,973,192	2,898,438

Premises and equipment	27,455	27,199
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Equity Securities	19,977	19,992
Other real estate owned (OREO)	293	293
Cash surrender value of life insurance (BOLI)	56,313	55,988
Goodwill	71,498	69,243
Servicing assets	11,048	11,517
Core deposit intangibles	4,525	4,075
Right-of-use assets- operating leases	22,451	22,454
Accrued interest and other assets	31,184	28,554
Total assets	$4,013,569	$4,228,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021 (AUDITED) (CONTINUED)

(In thousands, except share amounts)

	March 31,	December 31,
	2022	2021
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$1,159,703	$1,291,484
Savings, NOW and money market accounts	885,050	927,609
Time deposits $250,000 and under	570,274	587,940
Time deposits over $250,000	553,226	578,499
Total deposits	3,168,253	3,385,532

Reserve for unfunded commitments	1,186	1,203
FHLB advances	150,000	150,000
Long-term debt, net of debt issuance costs	173,152	173,007
Subordinated debentures	14,556	14,502
Lease liabilities - operating leases	23,314	23,282
Accrued interest and other liabilities	18,283	13,985
Total liabilities	3,548,744	3,761,511

Commitments and contingencies - Note 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 19,247,970 shares issued and outstanding at March 31, 2022 and 19,455,544 shares issues and outstanding at December 31, 2021	279,836	282,335
Additional paid-in capital	4,392	4,603
Retained earnings	190,849	181,329
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(10,324)	(1,656)
Total shareholders’ equity	464,825	466,683
Total liabilities and shareholders’ equity	$4,013,569	$4,228,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Interest and dividend income:
Interest and fees on loans	$37,886	$34,516
Interest on interest-earning deposits	171	48
Interest on investment securities	1,007	627
Dividend income on FHLB stock	227	192
Interest on federal funds sold and other	275	157
Total interest income	39,566	35,540
Interest expense:
Interest on savings deposits, now and money market accounts	718	698
Interest on time deposits	1,574	2,964
Interest on subordinated debentures and long-term debt	2,348	1,958
Interest on other borrowed funds	435	435
Total interest expense	5,075	6,055
Net interest income	34,491	29,485
Provision for loan losses	366	1,500
Net interest income after provision for loan losses	34,125	27,985
Noninterest income:
Service charges, fees and other	1,121	1,415
Gain on sale of loans	1,174	3,841
Loan servicing fees, net of amortization	432	246
Unrealized loss on equity investments	—	(20)
(Loss) gain on derivatives	(108)	225
Increase in cash surrender value of life insurance	325	187
	2,944	5,894
Noninterest expense:
Salaries and employee benefits	9,369	9,242
Occupancy and equipment expenses	2,206	2,242
Data processing	1,258	1,440
Legal and professional	1,006	805
Office expenses	293	255
Marketing and business promotion	307	184
Insurance and regulatory assessments	441	348
Core deposit premium	279	301
OREO expenses	8	5
Merger expenses	37	42
Other expenses	857	928
	16,061	15,792
Income before income taxes	21,008	18,087
Income tax expense	6,391	5,631
Net income	$14,617	$12,456

Net income per share
Basic	$0.75	$0.64
Diluted	0.74	0.63
Cash dividends declared per common share	0.14	0.12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$14,617	$12,456

Other comprehensive loss:
Unrealized losses on securities available for sale:
Change in unrealized losses	(12,557)	(1,816)
Reclassification of gains recognized in net income	—	—
	(12,557)	(1,816)
Related income tax effect:
Change in unrealized losses	3,889	537
Reclassification of gains recognized in net income	—	—
	3,889	537

Total other comprehensive loss	(8,668)	(1,279)

Total comprehensive income	$5,949	$11,177

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive (Loss) Income	Total
Balance at December 31, 2021	19,455,544	$282,335	$4,603	$181,329	$72	$(1,656)	$466,683
Net income	—	—	—	14,617	—	—	14,617
Stock-based compensation	—	—	257	—	—	—	257
Restricted stock vested	—	355	(355)	—	—	—	—
Cash dividend	—	—	—	(2,724)	—	—	(2,724)
Stock options exercised, net of expense recognized	25,763	507	(113)	—	—	—	394
Repurchase of common stock	(233,337)	(3,361)	—	(2,373)	—	—	(5,734)
Other comprehensive loss, net of taxes	—	—	—	—	—	(8,668)	(8,668)
Balance at March 31, 2022	19,247,970	$279,836	$4,392	$190,849	$72	$(10,324)	$464,825

Balance at December 31, 2020	19,565,921	$284,261	$4,932	$138,094	$72	$1,129	$428,488
Net income	—	—	—	12,456	—	—	12,456
Stock-based compensation	—	—	287	—	—	—	287
Restricted stock granted	60,000	—	—	—	—	—	—
Cash dividend	—	—	—	(2,347)	—	—	(2,347)
Stock options exercised, net of expense recognized	32,289	464	(124)	—	—	—	340
Repurchase of common stock	(129,961)	(1,880)	—	(397)	—	—	(2,277)
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,279)	(1,279)
Balance at March 31, 2021	19,528,249	$282,845	$5,095	$147,806	$72	$(150)	$435,668

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net income	$14,617	$12,456
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization of premises and equipment	494	500
Net accretion of securities, loans, deposits, and other	(70)	(391)
Unrealized loss on equity securities	—	20
Amortization of investment in affordable housing tax credits	255	259
Amortization of intangible assets	1,210	1,707
Amortization of right-of-use asset	1,290	1,314
Change in operating lease liabilities	(1,256)	(1,257)
Provision for loan losses	366	1,500
Stock-based compensation	257	287
Deferred tax expense (benefit)	(244)	(880)
Gain on sale of loans	(1,174)	(3,841)
Increase in cash surrender value of life insurance	(325)	(187)
Loans originated and purchased for sale, net	(24,015)	(68,236)
Proceeds from loans sold	36,271	136,866
Other items	5,480	29,129
Net cash provided by operating activities	33,156	109,246
Investing activities
Securities available for sale:
Purchases	(185,335)	(176,164)
Maturities, prepayments and calls	120,537	103,620
Securities held to maturity:
Maturities, prepayments and calls	—	500
Purchase of other equity securities, net	16	12
Net increase of investment in qualified affordable housing projects	(3)	(309)
Net increase in loans	(76,643)	(61,207)
Net cash received in connection with a branch purchase	71,352	—
Purchases of premises and equipment	(725)	(478)
Net cash used in investing activities	(70,801)	(134,026)
Financing activities
Net (decrease) increase in demand deposits and savings accounts	(256,038)	230,636
Net decrease in time deposits	(42,858)	(44,407)
Cash dividends paid	(2,724)	(2,347)
Redemption of subordinated debentures	—	(50,000)
Issuance of subordinated debentures, net of issuance costs	—	118,111
Common stock repurchased, net of repurchased costs	(5,734)	(2,277)
Exercise of stock options	394	340
Net cash (used in) provided by financing activities	(306,960)	250,056
Net (decrease) increase in cash and cash equivalents	(344,605)	225,276
Cash and cash equivalents at beginning of period	694,372	194,654
Cash and cash equivalents at end of period	$349,767	$419,930
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$3,020	$5,298
Taxes refunded	(125)	—
Non-cash investing and financing activities:
Loans transfer to held for sale, net	8,697	52,771
Additions to servicing assets	462	705
Net change in unrealized holding gain on securities available for sale	(12,557)	(1,816)
Recognition of operating lease right-of-use assets	(1,287)	(26,814)
Recognition of operating lease liabilities	1,287	26,814
Acquisition - Refer to Note 3

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

At March 31, 2022, the Company had total consolidated assets of $4.0 billion, gross consolidated loans (held for investment and held for sale) of $3.0 billion, total consolidated deposits of $3.2 billion and total consolidated stockholders' equity of $464.8 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides business-banking services to the Chinese-American communities in Los Angeles County, Orange County and Ventura County in California, in Las Vegas, Nevada, the New York City, New York metropolitan area, including Edison, New Jersey, Chicago, Illinois, and Honolulu, Hawaii. Specific services include remote deposit, E-banking, mobile banking, commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts. The Bank closed its acquisition of the Honolulu, Hawaii branch from Bank of the Orient ("BOTO") on January 14, 2022.

The Company operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, and Westlake Village, California; Las Vegas, Nevada; Manhattan, Brooklyn, Flushing, and Elmhurst, New York; the Chinatown and Bridgeport neighborhoods of Chicago, Illinois; Edison, New Jersey; and Honolulu, Hawaii. The Company’s primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals.  On May 2, 2022 we opened our Bensonhurst branch on 86th Street in Brooklyn, New York.

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

The Company has completed six whole bank acquisitions from July 2011 through January 2022. All of the Company’s acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.  The Company announced the agreement to acquire Gateway Bank F.S.B., and believes the transaction will close in the fourth quarter of 2022.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2021, included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021 and Amendment No. 1 to the Annual Report on Form 10-K/A (collectively our “2021 Annual Report”).

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in Note 2 – Basis of Presentation and Summary of Significant Policies in our Consolidated Financial Statements as of and for the year ended December 31, 2021, included in our 2021 Annual Report.  The Financial Accounting Standards Board ("FASB") issues Accounting Standards Updates ("ASU" or “Update”) and Accounting Standards Codifications (“ASC”), which are the primary source of GAAP.

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

In  February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months. This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. Under the new guidance, the Company recognized on the Consolidated Balance Sheets right-of-use assets with a corresponding lease liability.  The Company early adopted this ASU on January 1, 2021 and recorded the right-of-use asset and lease liability of approximately $26.8 million.

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

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three year period the day-one adverse regulatory capital effects of ASU 2016-13. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the novel coronavirus disease 2019 ("COVID-19") pandemic. As a result, entities will have the option to gradually phase in the full effect of CECL on regulatory capital over a five-year transition period.  At this point, RBB does not expect to take the option to phase in effect of CECL.

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

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)”. This ASU is for equity securities accounted for by the equity method. The amendment clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method.  The Company has equity securities on our balance sheet but are not material to be considered for the equity method. For an EGC, this ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  The Company adopted this ASU on January 1, 2022 and this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate (“SOFR”). This pronouncement is applicable to all companies with contracts or hedging relationships that reference an interest rate that is expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time (generally through December 31, 2022). For contract modifications, companies can account for the modification as a continuation of the existing contract without additional analysis. For held-to-maturity (“HTM”) debt securities, one-time sale and/or transfer to available-for-sale or trading may be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. Regarding the effective date and transition: (1) companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 (e.g. January 1, 2020 for calendar year-end companies) or any date thereafter, (2) the ASU applies prospectively to contract modifications and hedging relationships, and (3) the one-time election to sell and/or transfer debt securities classified as HTM may be made at any time after March 12, 2020. The optional relief generally does not apply to contract modifications made, sales and transfers of HTM debt securities, and hedging relationships entered into or evaluated after December 31, 2022. The guidance was effective upon issuance and generally can be applied through December 31, 2022. Of the Company’s $3.0 billion in total gross loans as of March 31, 2022, approximately 6.8% have a LIBOR based reference rate. The Company has several issuances of LIBOR based long-term debt and subordinated debentures. Refer to Notes 9 and 10 of the Company’s consolidated financial statements included in this Form 10-Q.  The Company is developing new SOFR-based loan products that will be equivalent to prior LIBOR-based loan products.  We anticipate a neutral financial impact.

In October 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities", to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance as if the acquirer had originated the contract. That is, such acquired contracts will not be measured at fair value. The ASU is potentially material to the Company, depending on the materiality of an acquired contract asset or liability.  The Update is effective for public companies in fiscal years starting after  December 15, 2022. Early adoption is permitted.  This ASU will be effective for the Company on  January 1, 2023.

In November 2021, the FASB issued ASU 2021-10 "Disclosures by Business Entities about Government Assistance".  The amendments in this Update require the annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This Update is applicable to the Company and was adopted  January 1, 2022.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326):  Troubled Debt Restructurings and Vintage Disclosures. This pronouncement eliminates the accounting guidance on troubled debt restructurings ("TDRs") for creditors and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.  As the Company will adopt ASU 2016-13 (“CECL”) on December 31, 2022, ASU 2022-02 will also be effective for the Company on December 31, 2022.

NOTE 3 – ACQUISITION

Honolulu, Hawaii Branch Purchase

On January 14, 2022, the Bank completed the acquisition of the Honolulu, Hawaii branch office of BOTO. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of January 14, 2022. The total fair value of assets acquired approximated $8.5 million, which included $312,000 in cash and cash equivalents, $7.4 million in selected performing loans, $729,000 in core deposit intangible assets and $64,000 in other assets. The total fair value of liabilities assumed was $81.8 million, which included $81.7 million in deposits, $27,000 in certificate of deposit premium, and $90,000 in other liabilities.  The Bank received $71.0 million in cash in connection with the acquisition which represented consideration for the deposits assumed by the Bank, partially offset by the purchase price of the assets acquired and the premium paid.  Goodwill of $2.3 million and core deposit premium of $729,000 was recognized from the Honolulu branch purchase.

The Company acquired this branch to strategically establish a presence in the Hawaiian Islands area. Goodwill in the amount of $2.3 million was recognized in this acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of the BOTO Honolulu branch as of January 14, 2022 and the fair value adjustments and amounts recorded by the Company under the acquisition method of accounting:

	BOTO	Fair Value	Fair
(dollars in thousands)	Book Value	Adjustments	Value
Assets acquired
Cash and cash equivalents	$312	$—	$312
Loans, gross	7,352	38	7,390
Bank premises and equipment	12	—	12
Core deposit premium	—	729	729
Other assets	412	(360)	52
Total assets acquired	$8,088	$407	$8,495

Liabilities assumed
Deposits	$81,673	$27	$81,700
Escrow Payable	2	—	2
Other liabilities	460	(372)	88
Total liabilities assumed	82,135	(345)	81,790
Excess of assets acquired over liabilities assumed	(74,047)	752	(73,295)
	$8,088	$407
Cash received			71,040
Goodwill recognized			$2,255

The fair values are estimates and are subject to adjustment for up to one year after the acquisition date.

The Company accounted for this transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition.

The loan portfolio of the Honolulu branch was recorded at fair value at the date of acquisition with the assistance of a third-party valuation. A valuation of the loan portfolio was performed as of the acquisition date to assess the fair value of the loan portfolio. The loan portfolio was segmented into two groups; loans with credit deterioration and loans without credit deterioration, and then split further by loan type. There were no loans acquired with credit deterioration.  The fair value was calculated on an individual loan basis using a discounted cash flow analysis. The discount rate utilized was based on a weighted average cost of capital, considering the cost of equity and cost of debt. Also factored into the fair value estimates were loss rates, recovery period and prepayment rates based on industry standards.

The Company also determined the fair value of the core deposit intangible, premises and equipment and deposits with the assistance of third-party valuations.

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

For the Honolulu branch, during the first quarter of 2022, revenue was $96,000 and the net loss was $87,000.

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) debt securities and held to maturity (“HTM”) debt securities as of  March 31, 2022 and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2022	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,373	$—	$(307)	$5,066
SBA agency securities	3,182	—	(60)	3,122
Mortgage-backed securities- Government sponsored agencies	48,686	—	(3,220)	45,466
Collateralized mortgage obligations	122,621	—	(7,103)	115,518
Commercial paper	205,326	—	(216)	205,110
Corporate debt securities	37,477	69	(1,492)	36,054
Municipal securities	12,693	—	(2,581)	10,112
Total	$435,358	$69	$(14,979)	$420,448

Held to maturity
Municipal taxable securities	$1,505	$36	$—	$1,541
Municipal securities	4,741	16	(6)	4,751
Total	$6,246	$52	$(6)	$6,292

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,689	$4	$(83)	$5,610
SBA agency securities	3,351	118	—	3,469
Mortgage-backed securities- Government sponsored agencies	55,534	31	(540)	55,025
Collateralized mortgage obligations	121,377	128	(1,994)	119,511
Commercial paper	129,962	—	(36)	129,926
Corporate debt securities	41,999	460	(254)	42,205
Municipal securities	12,701	—	(187)	12,514
Total	$370,613	$741	$(3,094)	$368,260

Held to maturity
Municipal taxable securities	$1,506	$77	$—	$1,583
Municipal securities	4,746	248	—	4,994
Total	$6,252	$325	$—	$6,577

One security with a fair value of $99,000 and $117,000 at March 31, 2022 and December 31, 2021, respectively, was pledged to secure a local agency deposit.

There were no sales of investment securities during the three months ended March 31, 2022 and 2021, respectively.

The amortized cost and fair value of the investment securities portfolio at March 31, 2022 and December 31, 2021 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
March 31, 2022
Government agency securities	$—	$—	$5,373	$5,066	$—	$—	$—	$—	$5,373	$5,066
SBA securities	—	—	1,382	1,344	1,800	1,778	—	—	3,182	3,122
Mortgage-backed securities- Government sponsored agencies	—	—	20,341	19,525	25,528	23,378	2,817	2,563	48,686	45,466
Collateralized mortgage obligations	3,130	3,129	28,604	27,171	90,887	85,218	—	—	122,621	115,518
Commercial paper	205,326	205,110	—	—	—	—	—	—	205,326	205,110
Corporate debt securities	5,000	5,000	7,880	7,839	21,918	20,932	2,679	2,283	37,477	36,054
Municipal securities	—	—	—	—	—	—	12,693	10,112	12,693	10,112
Total available for sale	$213,456	$213,239	$63,580	$60,945	$140,133	$131,306	$18,189	$14,958	$435,358	$420,448

Municipal taxable securities	$500	$500	$1,005	$1,041	$—	$—	$—	$—	$1,505	$1,541
Municipal securities	—	—	—	—	1,743	1,740	2,998	3,011	4,741	4,751
Total held to maturity	$500	$500	$1,005	$1,041	$1,743	$1,740	$2,998	$3,011	$6,246	$6,292
(dollars in thousands)
December 31, 2021
Government agency securities	$—	$—	$5,689	$5,610	$—	$—	$—	$—	$5,689	$5,610
SBA securities	—	—	1,551	1,582	1,800	1,887	—	—	3,351	3,469
Mortgage-backed securities- Government sponsored agencies	5,001	4,998	35,254	35,000	15,279	15,027	—	—	55,534	55,025
Collateralized mortgage obligations	117	117	78,021	76,496	43,239	42,898	—	—	121,377	119,511
Commercial paper	129,962	129,926	—	—	—	—	—	—	129,962	129,926
Corporate debt securities	7,999	8,007	8,389	8,633	22,927	22,931	2,684	2,634	41,999	42,205
Municipal securities	—	—	—	—	—	—	12,701	12,514	12,701	12,514
Total available for sale	$143,079	$143,048	$128,904	$127,321	$83,245	$82,743	$15,385	$15,148	$370,613	$368,260

Municipal taxable securities	$500	$502	$1,006	$1,081	$—	$—	$—	$—	$1,506	$1,583
Municipal securities	—	—	—	—	1,743	1,818	3,003	3,176	4,746	4,994
Total held to maturity	$500	$502	$1,006	$1,081	$1,743	$1,818	$3,003	$3,176	$6,252	$6,577

The following table summarizes investment securities with unrealized losses at March 31, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
March 31, 2022
Government agency securities	$(307)	$5,066	3	$—	$—	—	$(307)	$5,066	3
SBA securities	(60)	3,122	4	—	—	—	(60)	3,122	4
Mortgage-backed securities- Government sponsored agencies	(2,536)	33,698	12	(684)	11,768	3	(3,220)	45,466	15
Collateralized mortgage obligations	(5,989)	84,608	31	(1,114)	25,845	7	(7,103)	110,453	38
Commercial paper	(216)	205,110	30	—	—	—	(216)	205,110	30
Corporate debt securities	(1,096)	20,916	23	(396)	2,872	2	(1,492)	23,788	25
Municipal securities	(2,263)	8,817	8	(318)	1,295	3	(2,581)	10,112	11
Total available for sale	$(12,467)	$361,337	111	$(2,512)	$41,780	15	$(14,979)	$403,117	126

Municipal securities	$(6)	$868	2	$—	$—	—	$(6)	$868	2
Total held to maturity	$(6)	$868	2	$—	$—	—	$(6)	$868	2

	Less than Twelve Months			Twelve Months or More			Total

(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
December 31, 2021
Government agency securities	$(83)	$4,860	1	$—	$—	—	$(83)	$4,860	1
Mortgage-backed securities- Government sponsored agencies	(536)	44,009	12	(4)	9,974	2	(540)	53,983	14
Collateralized mortgage obligations	(1,916)	79,851	23	(78)	17,782	4	(1,994)	97,633	27
Commercial paper	(36)	129,926	19	—	—	—	(36)	129,926	19
Corporate debt securities	(254)	13,208	12	—	—	—	(254)	13,208	12
Municipal securities	(160)	11,447	9	(27)	1,067	2	(187)	12,514	11
Total available for sale	$(2,985)	$283,301	76	$(109)	$28,823	8	$(3,094)	$312,124	84

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

Equity Securities - The Company has several CRA equity investments.  The Company recorded no loss nor gain for the three months ended March 31, 2022 and a loss of $20,000 for the three months ended March 31, 2021 due to the decrease in the fair value of those equity investments without readily determinable fair values.  CRA equity securities were $20.0 million as of March 31, 2022 and December 31, 2021.

NOTE 5 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company's loan portfolio consists primarily of loans to borrowers within the Southern California metropolitan area, the New York City metropolitan area, the Chicago, Illinois metropolitan area, Las Vegas, Nevada, Edison, New Jersey and Honolulu, Hawaii. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company's market area and, as a result, the Company's loan and collateral portfolios are, to some degree, concentrated in those industries.

The following tables present the balance and activity related to the allowance for loan losses for held for investment loans by type for the periods presented.

	For the Three Months Ended March 31,
	2022					2021
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$28,592	$3,793	$527	$—	$32,912	$24,677	$4,617	$43	$—	$29,337
Provisions	430	(53)	(11)	—	366	1,257	164	45	34	1,500
Charge-offs	—	—	(47)	—	(47)	—	—	(42)	—	(42)
Recoveries	—	60	1	—	61	—	—	—	—	—
	$29,022	$3,800	$470	$—	$33,292	$25,934	$4,781	$46	$34	$30,795

	For the Year Ended December 31, 2021
(dollars in thousands)	Real Estate	Commercial	Other	Total
Allowance for loan losses:
Beginning balance	$24,677	$4,617	$43	$29,337
Provisions	3,982	(480)	457	3,959
Charge-offs	(67)	(501)	(59)	(627)
Recoveries	—	157	86	243
	$28,592	$3,793	$527	$32,912

The following table presents the recorded investment in loans and impairment method as of March 31, 2022 and 2021 and December 31, 2021, by portfolio segment:

(dollars in thousands)
March 31, 2022	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$26	$—	$—	$26
General	29,022	3,774	470	—	33,266
Total allowance for loan losses	$29,022	$3,800	$470	$—	$33,292
Loans evaluated for impairment:
Individually	$10,905	$9,783	$3	$—	$20,691
Collectively	2,618,427	338,730	28,636	—	2,985,793
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,629,332	$348,513	$28,639	$—	$3,006,484

March 31, 2021	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$524	$—	$—	$524
General	25,934	4,257	46	34	30,271
Total allowance for loan losses	$25,934	$4,781	$46	$34	$30,795
Loans evaluated for impairment:
Individually	$11,429	$8,482	$—	$—	$19,911
Collectively	2,302,662	388,864	3,768	—	2,695,294
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,314,091	$397,346	$3,768	$—	$2,715,205

December 31, 2021	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$30	$—	$—	$30
General	28,592	3,763	527	—	32,882
Total allowance for loan losses	$28,592	$3,793	$527	$—	$32,912
Loans evaluated for impairment:
Individually	$10,340	$10,385	$—	$—	$20,725
Collectively	2,545,379	334,460	30,786	—	2,910,625
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,555,719	$344,845	$30,786	$—	$2,931,350

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

The risk category of loans by class of loans was as follows at March 31, 2022 and December 31, 2021:

(dollars in thousands)		Special
March 31, 2022	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$346,625	$—	$—	$141	$346,766
Commercial real estate	1,177,470	1,773	33,517	5,225	1,217,985
Single-family residential mortgages	1,058,985	—	57	5,539	1,064,581
Commercial:
Commercial and industrial	248,852	23,332	3,975	4,666	280,825
SBA	55,049	1,302	6,220	5,117	67,688
Other:	28,636	—	—	3	28,639
	$2,915,617	$26,407	$43,769	$20,691	$3,006,484

(dollars in thousands)		Special
December 31, 2021	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$299,333	$3,662	$—	$149	$303,144
Commercial real estate	1,184,889	2,006	55,104	6,000	1,247,999
Single-family residential mortgages	1,000,385	—	—	4,191	1,004,576
Commercial:
Commercial and industrial	255,439	—	9,148	4,122	268,709
SBA	62,300	1,303	6,270	6,263	76,136
Other:	30,786	—	—	—	30,786
	$2,833,132	$6,971	$70,522	$20,725	$2,931,350

The following table presents the aging of the recorded investment in past-due loans at March 31, 2022 and December 31, 2021 by class of loans:

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
March 31, 2022	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$6,700	$—	$141	$6,841	$339,925	$346,766	$141
Commercial real estate	505	—	3,669	4,174	1,213,811	1,217,985	3,916
Single-family residential mortgages	8,639	—	3,340	11,979	1,052,602	1,064,581	5,539
Commercial:
Commercial and industrial	70	497	3,689	4,256	276,569	280,825	4,282
SBA	1,887	—	3,748	5,635	62,053	67,688	5,117
Other:	56	9	3	68	28,571	28,639	3
	$17,857	$506	$14,590	$32,953	$2,973,531	$3,006,484	$18,998
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$3,572	$3,572	$—

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
December 31, 2021	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$149	$149	$302,995	$303,144	$149
Commercial real estate	1,914	3,002	667	5,583	1,242,416	1,247,999	4,672
Single-family residential mortgages	10,554	2,238	2,680	15,472	989,104	1,004,576	4,191
Commercial:
Commercial and industrial	1,575	—	3,689	5,264	263,445	268,709	3,712
SBA	—	1,733	4,839	6,572	69,564	76,136	6,263
Other:	57	7	—	64	30,722	30,786	—
	$14,100	$6,980	$12,024	$33,104	$2,898,246	$2,931,350	$18,987
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$5,957	$5,957	$—

(1)	Included in total loans.

The Company has no loans that are 90 days or more past due and still accruing at March 31, 2022 and December 31, 2021.

Information relating to individually impaired loans presented by class of loans was as follows at March 31, 2022 and December 31, 2021:

	Unpaid
(dollars in thousands)	Principal	Recorded	Related
March 31, 2022	Balance	Investment	Allowance
With no related allowance recorded
Construction and land development	$173	$141	$—
Commercial and industrial	4,660	4,643	—
Commercial real estate	5,271	5,225	—
Single-family residential mortgage loans	5,784	5,539	—
Commercial - SBA	5,120	5,104	—
Other	3	3	—
With related allowance recorded
Commercial and industrial	24	23	24
Commercial-SBA	14	13	2
Total	$21,049	$20,691	$26

	Unpaid
(dollars in thousands)	Principal	Recorded	Related
December 31, 2021	Balance	Investment	Allowance

Construction and land development	$173	$149	$—
Commercial and industrial	4,096	4,096	—
Commercial real estate	6,059	6,000	—
Residential mortgage loans	4,365	4,191	—
Commercial - SBA	6,274	6,245	—
Other	—	—	—
With related allowance recorded
Commercial and industrial	27	26	27
Commercial-SBA	18	18	3
Total	$21,012	$20,725	$30

The following table presents information on impaired loans and leases, disaggregated by loan segment, for the periods indicated:

	Three Months Ended
	March 31, 2022		March 31, 2021
	Average	Interest	Average	Interest
(dollars in thousands)	Balance	Income	Balance	Income
With no related allowance recorded
Construction and land development	$173	$8	$173	$—
Commercial and industrial	4,669	6	1,211	7
Commercial real estate	5,302	32	2,627	33
Residential mortgage loans	5,807	—	8,980	—
Commercial - SBA	5,321	—	7,154	—
Other	3	—	—	—
With related allowance recorded
Commercial and industrial	25	—	520	—
Commercial - SBA	17	—	32	—
Total	$21,317	$46	$20,697	$40

No interest income on non-accrual loans was recognized on a cash basis for the three months ended March 31, 2022 and 2021 or for the year ended December 31, 2021.

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

The Company identified seven loans as TDRs at March 31, 2022 and nine loans at December 31, 2021, with aggregate balances of $3.2 million and $3.4 million, respectively. Non-accrual TDRs were $1.6 million and $1.7 million at March 31, 2022 and December 31, 2021, respectively. There were $2,000 and $3,000 specific reserves allocated to such loans as of March 31, 2022 and December 31, 2021, respectively. There are no commitments to lend additional amounts at March 31, 2022 and December 31, 2021 to customers with outstanding loans that are classified as TDRs. There were no non-accrual loans that were modified as TDRs during the past twelve months that had payment defaults during the periods.

There were no loans modified as TDRs during the three months ended March 31, 2022 and 2021.

NOTE 6 - LOAN SERVICING

Mortgage, SBA and CRE loans serviced for others are not reported as assets. The principal balances at March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Loans serviced for others:
Mortgage loans	$1,236,179	$1,308,672
SBA loans	142,023	138,173
Commercial real estate loans	4,050	4,070

The fair value of servicing assets for mortgage loans was $16.3 million and $15.4 million at March 31, 2022 and December 31, 2021, respectively. The fair value of servicing assets for SBA loans was $4.1 million and $4.1 million at March 31, 2022 and December 31, 2021, respectively. Estimates of the loan servicing asset fair value are derived through a discounted cash flow analysis. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography. The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place. The analysis accounts for recent transactions, and supply and demand within the market.

Servicing fees net of servicing asset amortization totaled $432,000 and $246,000 for the three months ended March 31, 2022 and 2021, respectively.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. During the three months ended   March 31, 2022 and 2021, the Company did not record any impairment writedowns on mortgage servicing rights.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is netted against loan servicing fee income.

	Three Months Ended
	March 31, 2022		March 31, 2021
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$8,748	$2,769	$10,529	$3,436
Additions	299	163	628	77
Disposals	(391)	(51)	(621)	(83)
Amortized to expense	(392)	(97)	(580)	(122)
End of period	$8,264	$2,784	$9,956	$3,308

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions are tested for impairment at least annually. The Company has historically selected December 31st as the date to perform the annual impairment test. Goodwill amounted to $71.5 million and $69.2 million at March 31, 2022 and at December 31, 2021, respectively, and is the only intangible asset with an indefinite life on the Company's balance sheet. Goodwill in the amount of $2.3 million was recognized in conjunction with the acquisition of the Honolulu, Hawaii branch office.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank and branch acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. During the quarter ended March 31, 2022, $729,000 of CDI was recognized in conjunction with for the Hawaii branch purchase. The unamortized balance at March 31, 2022 and December 31, 2021 was $4.5 million and $4.1 million, respectively. CDI amortization expense was $279,000 and $301,000 for the three months ended March 31, 2022 and 2021, respectively.

Estimated CDI amortization expense for future years is as follows:

(dollars in thousands)
As of March 31:
Remainder of 2022	$807
2023	923
2024	784
2025	672
2026	501
Thereafter	838
Total	$4,525

NOTE 8 - DEPOSITS

At March 31, 2022, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	March 31, 2022
One year	$1,088,147
Two to three years	33,087
Over three years	2,266
Total	$1,123,500

NOTE 9 - LONG-TERM DEBT

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

At March 31, 2022 and December 31, 2021, long-term debt was as follows:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Principal	$175,000	$175,000
Unamortized debt issuance costs	$1,848	$1,993

The following table presents interest and amortization expense the Company incurred for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021
Interest Expense:
Interest	$2,050	$1,729
Amortization	145	79

The British banking regulators will continue the use of LIBOR rates through December 2022, and some will continue into 2023.  At this point in time, the Company has adopted SOFR as the alternative reference rate to replace LIBOR with respect to the Company’s long-term debt.

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Holding Company (“TFC”) in 2016, acquired TFC Statutory Trust (the “Trust”). The Trust conducted a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC issued $5 million of subordinated debentures to the Trust in exchange for ownership of all of the common securities of the Trust and the proceeds of the preferred securities sold by the Trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition, which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security. The Company also purchased an investment in the common stock of the Trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Federal Reserve on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to three month LIBOR plus 1.65%, which was 2.48% as of March 31, 2022 and 1.85% at December 31, 2021.

In October 2018, the Company, through the acquisition of First American International Corp. (“FAIC”), acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. The FAIC Trust issued 7,000 units of thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7,000,000 to an independent investor, and FAIC issued $7.2 million of subordinated debentures to the FAIC Trust for all of its common securities, amounting to $217,000, which is included in other assets. There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at March 31, 2022 was 3.08% and 2.45% at December 31, 2021.

In January 2020, the Company, through the acquisition of PGBH, acquired Pacific Global Bank Trust I (“PGBH Trust”), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed to floating rate capital securities with an aggregate liquidation amount of $5,000,000 and 155 common securities with an aggregate liquidation amount of $155,000. PGBH issued $5.2 million of subordinated debentures to PGBH Trust in exchange for ownership of all the common securities of PGBH Trust. There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at March 31, 2022 was 2.93% and 2.30% at December 31, 2021.

The Company paid interest expense of $100,000 and $95,000 for the three months ended March 31, 2022 and 2021, respectively, on the subordinated debentures. The amount of aggregate amortization expense recognized for the three months ended March 31, 2022 and 2021 was $55,000 and $55,000, respectively.

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

The British banking regulators eliminated the use of the LIBOR rate at the end of 2021. At this point in time, the Company has adopted SOFR as the alternative reference rate to replace LIBOR with respect to the Company’s subordinated debentures

.

NOTE 11 - BORROWING ARRANGEMENTS

The Company has established secured and unsecured lines of credit. The Company may borrow funds from time to time on a term or overnight basis from the Federal Home Loan Bank of San Francisco ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB") and other financial institutions as indicated below.

Federal Funds Arrangements with Commercial Banks. At March 31, 2022, the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $50.0 million overnight from Zions Bank, Wells Fargo Bank, First Horizon Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements. At March 31, 2022, the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit. The secured borrowing capacity with the FRB of $18.0 million at March 31, 2022 is collateralized by loans pledged with a carrying value of $22.7 million.

FHLB Secured Line of Credit. The secured borrowing capacity with the FHLB of $893.4 million at March 31, 2022 is collateralized by loans pledged with a carrying value of $1.2 billion.

FHLB Advances.  At March 31, 2022, the Company had no overnight advances but long-term (five year original term) advances of $150.0 million at a weighted average rate of 1.18% with the FHLB.  The Company paid interest expenses of $435,000 and $435,000 on such FHLB advances for the three months ended March 31, 2022 and 2021, respectively. There were no amounts outstanding under any of the other borrowing arrangements above as of March 31, 2022 and at December 31, 2021 except the $150.0 million of FHLB advances maturing in 2025.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the three months ended March 31, 2022 and 2021, the Company recorded an income tax provision of $6.4 million and $5.6 million, respectively, reflecting an effective tax rate of 30.4% and 31.1% for the three months ended March 31, 2022 and 2021, respectively. The Company recognized a tax benefit from stock option exercises of $23,000 and $56,000 for the three months ended March 31, 2022 and 2021, respectively.

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

At March 31, 2022 and December 31, 2021, the Company had the following financial commitments whose contractual amount represents credit risk:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Commitments to make loans	$202,537	$202,288
Unused lines of credit	260,255	251,931
Commercial and similar letters of credit	3,001	1,214
Standby letters of credit	4,328	4,728
Total	$470,121	$460,161

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

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space, and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate at lease when it is reasonably certain that the Company will exercise those options. The Company's measurement of the ROU assets and operating lease liabilities does not include payments associated with the option to extend or terminate the lease. The ROU lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company did not possess any leases that have variable lease payments or residual value guarantees as of March 31, 2022.

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

Future minimum rent payments on the Company’s leases were as follows at March 31, 2022:

(dollars in thousands)
As of March 31, 2022:
2022 remaining	$3,484
2023	4,284
2024	3,123
2025	2,927
2026	2,913
Thereafter	6,886
Total	$23,617
Less amount of payment representing interest	(303)
Total present value of lease payments	$23,314

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.3 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. The Company received rental income of $135,000 and $105,000 in the first quarter of 2022 and 2021, respectively.

The following table presents the operating lease related assets and liabilities recorded on the Consolidated Balance Sheet, and the weighted-average remaining lease terms and discount rates as of  March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Operating Leases
ROU assets	$22,451	$22,454
Lease liabilities	23,314	23,282

Weighted-average remaining lease term (in years)	6.58	6.84
Weighted-average discount rate	1.03%	1.01%

NOTE 15 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Beginning balance	$8,441	$1,243
New loans and advances	—	10,292
Repayments	(772)	$(3,094)
Ending balance	$7,669	$8,441

There were $772,000 unfunded loan commitments outstanding to executive officers, directors and their related interests with whom they are associated at March 31, 2022 and none at December 31, 2021.

Deposits from principal officers, directors, and their affiliates at March 31, 2022 and December 31, 2021 were $63.2 million and $57.6 million, respectively.

Several directors and their affiliates own in the aggregate $8.1 million of RBB's subordinated debentures as of March 31, 2022.

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

RBB Bancorp 2017 Omnibus Stock Incentive Plan

The OSIP was adopted by the Company’s board of directors in January 2017 and approved by the Company’s shareholders in May 2017. The OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the OSIP, or 3,848,341 shares. As of March 31, 2022, there were 994,047 shares of common stock available for issuance under the OSIP. This represents 5.2% of the issued and outstanding shares of the Company’s common stock as of March 31, 2022. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

The recorded compensation expense for stock options was $86,000 and $111,000 and the Company recognized income tax benefit of  $23,000 and $56,000 for the three months ended March 31, 2022 and 2021, respectively. Unrecognized stock-based compensation expense related to options was $399,000 and $924,000 as of March 31, 2022 and 2021, respectively. Unrecognized stock-based compensation expense will be recognized over a weighted-average period of 1.4 years as of  March 31, 2022.

There were no options granted during the first quarter of 2022. The fair value of prior option grants were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions presented below for 2021 and 2020.

	July 2021	January 2021
Expected volatility	31.6%	30.8%
Expected term (years)	6.0 years	6.0 years
Expected dividends	1.98%	1.86%
Risk free rate	0.48%	0.26%
Grant date fair value	$5.69	$4.14

	July 2021	January 2021
Expected volatility	31.6%	30.8%
Expected term (years)	6.0 years	6.0 years
Expected dividends	1.98%	1.86%
Risk free rate	0.48%	0.26%
Grant date fair value	$5.69	$4.14

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

A summary of the status of option awards pursuant to the Company's stock option plans as of March 31, 2022 and changes during the three months ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for share amounts)	Shares	Price	Term in years	Value
Outstanding at beginning of year	943,918	$14.66
Granted	—	—
Exercised	(25,763)	15.30
Forfeited/cancelled	(51,001)	15.77
Outstanding at end of period	867,154	$14.57	3.12	$7,736

Options exercisable	759,148	$14.03	2.32	$7,179

The total fair value of the shares vested was $1.8 million and $740,000 during the three months ended March 31, 2022 and 2021, respectively. The number of unvested stock options were 108,006 and 245,500 with a weighted-average grant date fair value of $4.27 and $4.11 as of March 31, 2022 and 2021, respectively.

Cash received from the exercise of 25,763 stock options was $394,000 for the three months ended March 31, 2022 and cash received from the exercise of 32,289 stock options was $340,000 for the three months ended March 31, 2021. The intrinsic value of options exercised was $189,000 and $305,000 for the three months ended March 31, 2022 and 2021, respectively.

The Company did not grant restricted stock in 2022. The Company granted restricted stock for 60,000 shares at a closing price of $17.74 in 2021.  These restricted stock awards are scheduled to vest over a three year period from the January 21, 2021 grant date. As of March 31, 2022, there were 40,000 remaining unvested restricted stock awards.

The recorded compensation expense for restricted stock was $89,000 and $176,000 for the three months ended March 31, 2022 and 2021, respectively. Unrecognized stock-based compensation expense related to restricted stock was $640,000 and $1.2 million as of March 31, 2022 and 2021, respectively. Unrecognized stock-based compensation expense related to restricted stock was reversed in April 2022, due to a former employee's resignation on April 8, 2022.

The following table presents restricted stock activity during the three months ended March 31, 2022.

		Weighted-Average
		Grant Date
(dollars in thousands, except for share amounts)	Shares	Fair Value
Outstanding at beginning of year	60,000	$17.74
Granted	—	—
Vested	(20,000)	17.74
Forfeited/cancelled	—	—
Outstanding at end of period	40,000	$17.74

The Company granted 39,497 restricted stock units at a closing price of $27.16 in 2022 to its directors and executive officers, subject to the approval of the Company’s shareholders. These restricted stock units are scheduled to vest over a two year period for shares granted to directors and a three year period for shares granted to executive officers from the January 19, 2022 grant date. As of  March 31, 2022. there were 38,807 remaining unvested restricted stock units.

The recorded compensation expense for restricted stock units was $83,000 and none for the three months ended  March 31, 2022 and 2021, respectively. Unrecognized stock-based compensation expense related to restricted stock unit was $971,000 and zero as of  March 31, 2022 and 2021, respectively. As of  March 31, 2022, unrecognized stock-based compensation expense related to restricted stock units is expected to be recognized over the next 2.5 years.

The following table presents restricted stock unit activity during the three months ended March 31, 2022.

		Weighted-Average
		Grant Date
(dollars in thousands, except for share amounts)	Shares	Fair Value
Outstanding at beginning of year	—	$—
Granted	39,497	27.16
Vested	—	—
Forfeited/cancelled	(690)	27.16
Outstanding at end of period	38,807	$27.16

On January 19, 2022, the board of directors of RBB Bancorp approved an amendment and restatement of the RBB 2017 Omnibus Stock Incentive Plan

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes that at March 31, 2022 and December 31, 2021, RBB and the Bank satisfied all capital adequacy requirements to which they were subject.

As defined in applicable regulations and set forth in the tables below, RBB and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the "well capitalized" standards at the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022:
Tier 1 Leverage Ratio
Consolidated	$415,013	9.90%	$167,665	4.0%	N/A	N/A
Bank	514,298	12.29%	167,428	4.0%	209,284	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$400,457	14.12%	$127,617	4.5%	N/A	N/A
Bank	514,298	18.15%	127,522	4.5%	184,199	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$415,013	14.63%	$170,156	6.0%	N/A	N/A
Bank	514,298	18.15%	170,030	6.0%	226,706	8.0%
Total Risk-Based Capital Ratio
Consolidated	$622,644	21.96%	$226,875	8.0%	N/A	N/A
Bank	548,777	19.37%	226,706	8.0%	283,383	10.0%

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Tier 1 Leverage Ratio
Consolidated	$410,134	10.21%	$160,642	4.0%	N/A	N/A
Bank	499,325	12.45%	160,418	4.0%	200,523	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$395,632	14.86%	$119,841	4.5%	N/A	N/A
Bank	499,325	18.80%	119,550	4.5%	172,684	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$410,134	15.40%	$159,788	6.0%	N/A	N/A
Bank	499,325	18.80%	159,401	6.0%	212,534	8.0%
Total Risk-Based Capital Ratio
Consolidated	$616,440	23.15%	$213,051	8.0%	N/A	N/A
Bank	532,544	20.05%	212,534	8.0%	265,668	10.0%

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

Appraisals for OREO are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company.  When a Notice of Default is recorded, an appraisal report is ordered.  Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals.  Commercial appraisals are sent to an independent third party to review.  The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value.  If the existing appraisal is older than twelve months a new appraisal report is ordered. No significant adjustments to appraised values have been made as a result of this comparison process as of March 31, 2022.

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

Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable. Collateral-dependent impaired loans evaluated with specific reserves are classified as Level 3 assets.  There were no loans of this type as of March 31, 2022 and December 31, 2021.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at March 31, 2022 and December 31, 2021:

(dollars in thousands)	Fair Value Measurements Using:
March 31, 2022	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$5,066	$—	$5,066
SBA agency securities	—	3,122	—	3,122
Mortgage-backed securities	—	45,466	—	45,466
Collateralized mortgage obligations	—	115,518	—	115,518
Commercial paper	—	205,110	—	205,110
Corporate debt securities	—	36,054	—	36,054
Municipal securities	—	10,112	—	10,112
Interest Rate Lock Contracts	—	—	16	16
Forward Mortgage Loan Sale Contracts	—	—	16	16
	$—	$420,448	$32	$420,480
On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$5,610	$—	$5,610
SBA agency securities	—	3,469	—	3,469
Mortgage-backed securities	—	55,025	—	55,025
Collateralized mortgage obligations	—	119,511	—	119,511
Commercial paper	—	129,926	—	129,926
Corporate debt securities	—	42,205	—	42,205
Municipal securities	—	12,514	—	12,514
Interest Rate Lock Contracts	—	—	141	141
Forward Mortgage Loan Sale Contracts	—	—	124	124
	$—	$368,260	$265	$368,525
On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

No write-downs to OREO were recorded for the three months ended March 31, 2022 or for the year ended December 31, 2021.

Quantitative information about the Company's recurring Level 3 fair value measurements as of March 31, 2022 and December 31, 2021 is as follows:

At December 31, 2021, fair value for IRLCs and FMLSCs totaled $265,000.  All IRLCs and FMLSCs at December 31, 2021 were funded and sold to Fannie Mae in the first three months of 2022.  Changes in fair value were $233,000 in 2022.  Fair value for IRLCs and FMLSCs totaled $32,000 at March 31, 2022.

The fair value measurement of IRLCs and FMLSCs were primarily based on the buy price from borrowers ranging from 97 to 100, the sale price to Fannie Mae ranging from 98 to 103, and the significant unobservable inputs using margin cost rate of 1.50%.

Quantitative information about the Company's OREO non-recurring Level 3 fair value measurements at March 31, 2022 and December 31, 2021 is as follows:

OREO consists of one single-family residence with a fair value of $293,000 as of March 31, 2022 and December 31, 2021.  OREO was evaluated by third party appraisals with unobservable input of management adjustment in the range of 5%-6% to reflect current conditions and selling costs.

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

Equity securities fair value are measured based on unobservable inputs at the reporting date, a Level 3 measurement.  Equity securities are comprised of affordable housing investment funds and other restricted stocks.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at March 31, 2022 and December 31, 2021 are summarized as follows:

		March 31, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$149,767	$149,767	$501,372	$501,372
Federal funds sold and other cash equivalents	Level 1	200,000	200,000	193,000	193,000
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	420,448	420,448	368,260	368,260
Investment securities - HTM	Level 2	6,246	6,292	6,252	6,577
Mortgage loans held for sale	Level 1	3,572	3,624	5,957	6,055
Loans, net	Level 3	2,973,192	2,984,592	2,898,438	2,908,742
Equity securities	Level 3	19,977	19,977	19,992	19,992
Servicing assets:	Level 2	11,048	20,422	11,517	19,442

		Notional	Fair	Notional	Fair
Derivative assets:		Value	Value	Value	Value
Interest Rate Lock Contracts	Level 3	$7,356	$16	$8,099	$141
Forward Mortgage Loan Sale Contracts	Level 3	10,365	16	14,296	124

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,168,253	$3,164,659	$3,385,532	$3,388,008
FHLB advances	Level 3	150,000	138,368	150,000	143,237
Long-term debt	Level 3	173,152	167,441	173,007	175,773
Subordinated debentures	Level 3	14,556	14,120	14,502	13,991

NOTE 20 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”):

	For the Three Months Ended March 31,
	2022		2021
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$14,617		$12,456
Less: Earnings allocated to participating securities	$(32)		$(40)
Shares outstanding		19,247,970		19,528,249
Impact of weighting shares		129,437		(52,435)
Used in basic EPS	14,585	19,377,407	12,416	19,475,814
Dilutive effect of outstanding
Stock options		391,302		337,027
Restricted Stock Unit		30,614		-
Used in dilutive EPS	$14,585	19,799,323	$12,416	19,812,841

Basic earnings per common share	$0.75		$0.64
Diluted earnings per common share	$0.74		$0.63

Stock options for zero shares and 51,000 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2022 and 2021, respectively because they were anti-dilutive.

NOTE 21 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021
Non-interest income, in scope (1)
Fees and service charges on deposit accounts	$520	$687
Other fees (2)	133	135
Other income (3)	509	630
Total in-scope non-interest income	1,162	1,452
Non-interest income, not in scope (4)	1,782	4,442
Total non-interest income	$2,944	$5,894

(1)	There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606.
(2)	Other fees consists of wealth management fees, miscellaneous loan fees and postage/courier fees.
(3)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity and OREO income.
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

NOTE 22 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At March 31, 2022 and December 31, 2021, the balance of the investment for qualified affordable housing projects was $6.4 million and $6.6 million, respectively. This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified housing projects totaled $823,000 and $826,000 at March 31, 2022 and December 31, 2021, respectively. The Company expects to fulfill these commitments between 2022 and 2029.

For the three months ended March 31, 2022 and 2021, the Company recognized amortization expense of $255,000 and $259,000, respectively, which was included within income tax expense on the consolidated statements of income.

NOTE 23 - RECENT DEVELOPMENTS

On April 20, 2022, the Company announced a cash dividend of $0.14 per share for the first quarter of 2022. The dividend is payable on May 6, 2022 to common shareholders of record as of May 2, 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report” or "Form 10-Q) contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our results of operations, financial condition and financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

Given the ongoing and dynamic nature of the COVID-19 pandemic, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity and prospects remain uncertain. Although general business and economic conditions have begun to recover, the recovery could be slowed or reversed by a number of factors, including increases in COVID-19 infections, the tight labor market, supply chain disruptions, inflationary pressures, or turbulence in domestic or global financial markets, which could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill or other intangible assets in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response, to the COVID-19 pandemic could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with regulatory guidance. In addition to the foregoing, the following additional factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic market areas;
●	economic, market, operational, liquidity, credit and interest rate risks associated with our business, particularly in light of the recent increases in market rates of interest;
●	lack of seasoning in our loan portfolio;
●	deteriorating asset quality and higher loan charge-offs;
●	the laws and regulations applicable to our business;
●	our ability to achieve organic loan and deposit growth and the composition of such growth;
●	our ability to originate and sell non-qualified mortgages;
●	increased competition in the financial services industry, nationally, regionally or locally;
●	our ability to maintain our historical earnings trends;
●	our ability to raise additional capital to implement our business plan;
●	material weaknesses in our internal control over financial reporting;
●	systems failures or interruptions involving our information technology and telecommunications systems or third-party servicers;
●	the composition of our management team and our ability to attract and retain key personnel;
●	the fiscal position of the U.S. federal government and the soundness of other financial institutions;

●	our ability to monitor our lending relationships;
●	the composition of our loan portfolio, and the concentration of loans in mortgage-related industries;
●	the portion of our loan portfolio that is comprised of participations and shared national credits;
●	the amount of nonperforming and classified assets we hold;
●	time and effort necessary to resolve nonperforming assets;
●

the effect of acquisitions we may make, including without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;

●	our limited operating history as an integrated company including prior acquisitions;
●	environmental liability associated with our lending activities;
●	geopolitical and public health conditions such as acts or threats of terrorism, military conflicts, pandemics and public health issues or crises, such as that related to the COVID-19 pandemic;
●	the geographic concentration of our markets in Southern California, Las Vegas (Nevada), Chicago (Illinois), Honolulu (Hawaii), New York City metropolitan area and the southwest United States;
●	the commencement and outcome of litigation and other legal proceedings against us or to which we may become subject;
●	the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators;
●	the transition away from the LIBOR calculation process and related uncertainty as well as the risks and costs related to our adoption of SOFR;
●	possible impairment charges to goodwill;
●	natural disasters, earthquakes, fires and severe weather;
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

●	requirements to remediate adverse examination findings;
●	changes in the scope and cost of FDIC deposit insurance premiums;
●	implementation of regulatory initiatives regarding bank capital requirements that may require heightened capital;
●	the obligations associated with being a public company;
●	cybersecurity threats and the cost of defending against them;
●	RBB’s status as an EGC and the potential effects of no longer qualifying as an EGC in future periods;
●	our success at managing the risks involved in the foregoing items;
●	our modeling estimates related to an increased interest rate environment;
●	our ability to achieve the cost savings and efficiencies in connection with branch closures;
●	our estimates as to our expected operational leverage and the expected additional loan capacity of our relationship managers;
●	geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, which could impact business and economic conditions in the United States and abroad
●	our success at managing the risks involved in the foregoing items.

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

Our significant accounting policies are described in greater detail in our 2021 audited consolidated financial statements included in our 2021 Annual Report, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

RBB is a financial holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for the Bank and RAM. At March 31, 2022, RBB had total consolidated assets of $4.0 billion, gross consolidated loans of $3.0 billion HFI and HFS, total consolidated deposits of $3.2 billion and total consolidated stockholders' equity of $464.8 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides consumer and business banking services to the Chinese-American communities in Los Angeles County, Orange County, Ventura County (California), Brooklyn, Queens and Manhattan (New York City), Chinatown and Bridgeport (Chicago), Las Vegas (Clark County, Nevada), Edison, New Jersey and in Honolulu, Hawaii, including remote deposit, E-banking, mobile banking, commercial and investor real estate loans, business loans and lines of credit, SBA 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts. RAM was formed to hold and manage problem assets acquired in business combinations.

The Company operates 23 full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, and Westlake Village (California), Brooklyn, Queens and Manhattan (New York City), Chinatown and Bridgeport (Chicago), Las Vegas (Nevada), Edison, New Jersey and Honolulu, Hawaii.  We opened our 24th full-service banking office in the Bensonhurst area of Brooklyn, New York on May 2, 2022.

The Bank completed the acquisition of the Honolulu, Hawaii branch from BOTO on January 14, 2022. The Bank assumed all deposits totaling $81.7 million, selected performing loans totaling $7.4 million, and received $71.0 million in cash  in connection with the acquisition which represented consideration for the deposits assumed by the Bank, partially offset by the purchase price of the assets acquired and the premium paid.

RBB has completed six whole bank acquisitions since 2011, including the acquisition of Pacific Global Bank Holdings, Inc. ("PGBH") which was completed on January 10, 2020.

On April 11, 2022, RBB Bancorp announced that President and Chief Executive Officer Alan Thian resigned effective immediately following the completion of an internal investigation conducted by a special committee of the Board of Directors.  Mr. Thian had been on a paid leave of absence since February 22, 2022. The investigation, which was conducted by an independent outside law firm on behalf of a special committee of the Board of Directors, identified violations of Company policies and procedures, including those relating to personnel decisions, as well as resulting adverse effects on officer and employee morale. The Board of Directors and management indicated that the violations did not have any overall adverse financial impact on the Company.  Mr. Thian's restricted stock units were forfeited.

OVERVIEW

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of RBB and its wholly owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our audited financial statements included in our 2021 Annual Report, and the unaudited consolidated financial statements and accompanying notes presented elsewhere in this Report.

For the first quarter of 2022, we reported net earnings of $14.6 million, compared with $12.5 million for the first quarter of 2021, reflecting an increase of $2.2 million from the first quarter of 2021. Diluted earnings per share was $0.74 per share for the first quarter of 2022, compared to $0.63 for the same period last year.

At March 31, 2022, total assets were $4.0 billion, a decrease of $214.6 million, or 5.1%, from total assets of $4.2 billion at December 31, 2021. Interest-earning assets were $3.8 billion as of March 31, 2022, a decrease of $213.6 million, or 5.4%, compared with $4.0 billion at December 31, 2021. The decrease in interest-earning assets was primarily due to a $338.5 million decrease in federal funds & cash equivalents and a $2.4 million decrease in mortgage loans held for sale, partially offset by a $75.1 million increase in loans held for investment and a $52.2 million increase in investment securities.

At March 31, 2022, AFS investment securities totaled $420.4 million, inclusive of a pre-tax net unrealized loss of $14.9 million, compared to $368.3 million, inclusive of a pre-tax unrealized loss of $2.4 million at December 31, 2021. HTM investment securities totaled $6.2 million at March 31, 2022 and $6.3 million at December 31, 2021.

Total HFI loans and leases, net of deferred fees and discounts, increased $75.1 million or 2.6% to $3.01 billion at March 31, 2022, compared to $2.93 billion at December 31, 2021. The increase was primarily due to organic loan growth. From December 31, 2021 to March 31, 2022, single-family residential (“SFR”) mortgage loans increased by $60.0 million, construction and land development (“C&D”) loans increased by $43.6 million, and commercial and industrial ("C&I") loans increased by $12.1 million. These increases were partially offset by a decrease in commercial real estate (“CRE”) loans of  $30.0 million, and a decrease of  $8.4 million in SBA loans.

HFS loans were $3.6 million at March 31, 2022, compared to $6.0 million at December 31, 2021. The decrease was due to loan sales.

Noninterest-bearing deposits were $1.2 billion at March 31, 2022, a decrease of $131.8 million, or 10.2%, compared to $1.3 billion at December 31, 2021. Interest-bearing deposits were $2.01 billion at March 31, 2022, a decrease of $85.5 million, or 4.1%, compared to $2.09 billion at December 31, 2021. The decreases were driven by normal business fluctuations. At March 31, 2022, noninterest-bearing deposits were 36.6% of total deposits, compared to 38.1% at December 31, 2021.

Our average cost of total deposits was 0.27% for the quarter ended March 31, 2022, compared to 0.55% for the same period last year. The decrease is primarily due to a $647.8 million increase in average noninterest bearing demand deposits, and a decrease in the average rate paid on interest-bearing deposits to 0.44% from 0.73% due to the decline in market rates.

Borrowings, consisting of long-term FHLB advances, long-term debt and subordinated debt, increased to $337.7 million at March 31, 2022, compared to $337.5 million as of December 31, 2021, or an increase of $199,000 or 0.1% The $150.0 million in five-year original term FHLB advances have an average fixed rate of 1.18% and will mature by March 2025. The purpose of the advances was to enhance our liquidity in light of the COVID-19 pandemic at an attractive interest rate. As of March 31, 2022 and December 31, 2021, we had no short-term advances from the FHLB.

The Company adopted ASU 2016-02, Leases, as of January 1, 2021. As of March 31, 2022, the Company reported $22.5 million in right-of-use assets for operating leases and $23.3 million in lease liabilities.

The allowance for loan losses was $33.3 million at March 31, 2022, compared to $32.9 million at December 31, 2021, an increase of $380,000 during the three-month period ending March 31, 2022. The increase was due to a $366,000 loan loss provision, attributable to loan growth, partially offset by a decrease in our COVID-19 reserve because of the improving economic conditions. The allowance for loan losses to total HFI loans and leases outstanding was 1.11% and 1.12% as of March 31, 2022 and December 31, 2021, respectively.

Shareholders’ equity decreased $1.9 million, or 0.4%, to $464.8 million during the three-month period ending March 31, 2022 due to $2.7 million of common stock dividends, $5.7 million from the repurchase of common stock and a $8.7 million decrease in net accumulated other comprehensive income, which was partially offset by $14.6 million of net income, $394,000 from the exercise of stock options and $257,000 from stock-based compensation. The decrease in accumulated other comprehensive income primarily resulted from decreases in unrealized gains on AFS securities.

Our capital ratios under the revised capital framework referred to as Basel III remain well capitalized. As of March 31, 2022, the Company’s Tier 1 leverage capital ratio was 9.90%, the common equity Tier 1 ratio was 14.12%, the Tier 1 risk-based capital ratio was 14.63%, and the total risk-based capital ratio was 21.96%. See “Analysis of Financial Condition -- Regulatory Capital Requirements” herein for a further discussion of our regulatory capital requirements.

On April 11, 2022, the Company announced that its President and Chief Executive Officer, Alan Thian, had resigned effective immediately following the completion of an internal investigation conducted by a special committee of the board of directors. Mr. Thian had been on a paid leave of absence since February 22, 2022. The investigation, which was conducted by an independent outside law firm on behalf of a special committee of the board of directors, identified violations of Company policies and procedures, including those relating to personnel decisions, as well as resulting adverse effects on officer and employee morale. The board of directors and management indicated that the violations did not have any overall adverse financial impact on the Company.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$ or #	%
	(Dollars in thousands, except per share amounts)
Interest income	$39,566	$35,540	$4,026	11.3%
Interest expense	5,075	6,055	(980)	(16.2)%
Net interest income	34,491	29,485	5,006	17.0%
Provision for loan losses	366	1,500	(1,134)	(75.6)%
Net interest income after provision for loan losses	34,125	27,985	6,140	21.9%
Noninterest income	2,944	5,894	(2,950)	(50.1)%
Noninterest expense	16,061	15,792	269	1.7%
Income before income taxes	21,008	18,087	2,921	16.1%
Income tax expense	6,391	5,631	760	13.5%
Net income	$14,617	$12,456	$2,161	17.3%
Share Data
Earnings per common share:
Basic	$0.75	$0.64	$0.11	17.2%
Diluted (1)	0.74	0.63	0.11	17.5%
Weighted average shares outstanding (1):
Basic	19,377,407	19,475,814	(98,407)	(0.5)%
Diluted	19,799,323	19,812,841	(13,518)	(0.1)%
Performance Ratios
Return on average assets, annualized	1.39%	1.47%	(0.08)%	(5.4)%
Return on average shareholders’ equity, annualized	12.59%	11.64%	0.95%	8.2%
Noninterest income to average assets, annualized	0.28%	0.70%	(0.42)%	(60.0)%
Noninterest expense to average assets, annualized	1.53%	1.86%	(0.33)%	(17.7)%
Efficiency ratio	42.90%	44.64%	(1.74)%	(3.9)%
Dividend payout ratio	18.67%	18.75%	(0.08)%	(0.4)%
Average equity to asset ratio	11.06%	12.63%	(1.57)%	(12.4)%
Return on average tangible common equity, annualized (2)	14.91%	14.05%	0.86%	6.1%
Tangible book value per share (2)	$20.20	$18.51	$1.69	9.1%

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

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2022 and 2021. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. For additional information see the sections on “Capital Resources and Liquidity Management” and Item 3. Quantitative and Qualitative Disclosures about Market Risk included in this Report.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2022 and 2021. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended March 31,
	2022			2021
(tax-equivalent basis, dollars in thousands)	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$628,634	$673	0.43%	$215,230	$397	0.75%
Securities (2)
Available for sale	392,858	974	1.01%	239,768	571	0.97%
Held to maturity	6,250	57	3.70%	7,000	64	3.71%
Mortgage loans held for sale	3,652	43	4.78%	54,021	411	3.09%
Loans held for investment: (3)
Real estate	2,602,382	33,095	5.16%	2,307,431	29,521	5.19%
Commercial	380,978	4,748	5.05%	384,442	4,584	4.84%
Total loans held for investment	2,983,360	37,843	5.14%	2,691,873	34,105	5.14%
Total earning assets	4,014,754	$39,590	4.00%	3,207,892	$35,548	4.49%
Noninterest-earning assets	241,235			228,002
Total assets	$4,255,989			$3,435,894

Interest-bearing liabilities:
NOW	$75,399	$43	0.23%	$64,592	$44	0.28%
Money market	720,197	643	0.36%	579,347	623	0.44%
Saving deposits	145,327	32	0.09%	131,151	31	0.10%
Time deposits, less than $250,000	600,563	754	0.51%	663,029	1,496	0.92%
Time deposits, $250,000 and over	570,210	820	0.58%	593,981	1,468	1.00%
Total interest-bearing deposits	2,111,696	2,292	0.44%	2,032,100	3,662	0.73%
FHLB advances	150,000	435	1.18%	150,000	435	1.18%
Long-term debt	173,058	2,194	5.14%	111,739	1,808	6.56%
Subordinated debentures	14,521	154	4.30%	14,302	150	4.25%
Total interest-bearing liabilities	2,449,275	5,075	0.84%	2,308,141	6,055	1.06%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,301,497			653,674
Other noninterest-bearing liabilities	34,319			40,119
Total noninterest-bearing liabilities	1,335,816			693,793
Shareholders' equity	470,898			433,960
Total liabilities and shareholders' equity	$4,255,989			$3,435,894
Net interest income / interest rate spreads		$34,515	3.16%		$29,493	3.43%
Net interest margin			3.49%			3.73%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs and discount accretion.

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

	Comparison of Three Months Ended
	March 31, 2022 and 2021
	Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance
Earning assets:
Federal funds sold, cash equivalents & other (1)	$1,353	$(1,077)	$276
Securities: (2)
Available for sale	379	24	403
Held to maturity	(7)	0	(7)
Mortgage loans held for sale	(1,383)	1,015	(368)
Loans held for investment: (3)
Real estate	4,744	(1,170)	3,574
Commercial	(250)	414	164
Total loans held for investment	4,494	(756)	3,738
Total earning assets	$4,836	$(794)	$4,042

Interest-bearing liabilities
NOW	$30	$(31)	$(1)
Money market	542	(522)	20
Saving deposits	14	(13)	1
Time deposits, less than $250,000	(130)	(612)	(742)
Time deposits, $250,000 and over	(56)	(592)	(648)
Total interest-bearing deposits	400	(1,770)	(1,370)
Long-term debt	2,553	(2,167)	386
Subordinated debentures	2	2	4
Total interest-bearing liabilities	2,955	(3,935)	(980)
Changes in net interest income	$1,881	$3,141	$5,022

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs and discount accretion.

Results of Operations—Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following discussion of our results of operations compares the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Net Interest Income/Average Balance Sheet. In the first quarter of 2022, we generated $34.5 million of taxable-equivalent net interest income, which was an increase of $5.0 million, or 17.0%, from the $29.5 million of taxable-equivalent net interest income we earned in the first quarter of 2021. The increase in net interest income was primarily due to an $806.9 million increase in average earning assets and a 22 basis point decrease in the average rate paid on interest-bearing liabilities, partially offset by a 49 basis point decrease in the average yield on interest-earning assets. The decreases in average yield on interest-earning assets and the average rate paid on interest-bearing liabilities were primarily due to a decrease in market rates. The increase in average interest-earning assets resulted from increases in average federal funds sold and cash equivalents, investment securities and average loan balances.

Our average interest-bearing deposit balances increased by $79.6 million, primarily as a result of organic growth. The decrease in interest expense was primarily due to a 22 basis point decrease in the average rate paid on interest-bearing liabilities. For the three months ended March 31, 2022 and 2021, our net interest margin was 3.49% and 3.73%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. Our net interest margin for the three months ended March 31, 2022 and 2021, excluding accretion income, would have been 3.46% and 3.67%, respectively.

Total tax-equivalent interest income was $39.6 million for the first quarter of 2022 compared to $35.5 million for the first quarter of 2021. The $4.0 million, or 11.4%, increase in total tax-equivalent interest income was primarily due to a $806.9 million increase in average earning assets, partially offset by a 49 basis point decrease in the yield on average earning assets.

Interest and fees on HFI and HFS loans for the first quarter of 2022 was $37.9 million compared to $34.5 million for the first quarter of 2021. The $3.4 million, or 9.8%, increase was primarily due to a $241.1 million, or 8.8%, increase in the average balance of total loans outstanding and a 4 basis point increase in the average yield on total loans. The increase in the average loan balance was primarily due to organic loan growth. Purchased loan discount accretion income totaled $246,000 in the first quarter of 2022 compared to $481,000 in the first quarter of 2021. The average yield on loans benefits from discount accretion on our purchased loan portfolio. For the three months ended March 31, 2022 and 2021, the yield on total HFI and HFS loans was 5.14% and 5.10%, respectively, while the yield on total loans excluding accretion income would have been 5.11% and 5.03%, respectively. Due to payoffs of acquired loans, we expect accretion income to decline through the remainder of 2022.

	As of and For the Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
Beginning balance of discount on purchased loans	$1,726	$2,872
Additions due to acquisitions:
Commercial and industrial	8	—
Commercial real estate	26	—
Single family residential mortgages	(52)	—
Total additions	$(18)	$—
Accretion:
Commercial and industrial	4	(5)
SBA	3	3
Construction and land development	(1)	1
Commercial real estate	54	159
Single family residential mortgages	186	323
Total accretion	$246	$481
Ending balance of discount on purchased loans	$1,462	$2,391

Interest income on our total securities portfolio (taxable equivalent) increased $396,000, or 62.4%, to $1.0 million in the first quarter of 2022 compared to $635,000 in the first quarter of 2021. This increase is primarily attributable to a $152.3 million, or 61.7%, increase in the average balance, plus a 1 basis point increase in the yield on average securities, in the first quarter of 2022 as compared to the first quarter of 2021. Securities income reported in the average balance sheet has been adjusted to a tax-equivalent basis; interest income reported in the Company’s consolidated statements of income has not been grossed-up.

Interest income on interest-earning deposits, dividend income on FHLB stock, federal funds sold, cash equivalents and other investments increased to $673,000 for the three months ended March 31, 2022 compared to $397,000 for the three months ended March 31, 2021. This increase was primarily due to a $413.4 million increase in the average balance of short-term cash investments, partially offset by a 32 basis point decrease in the average yield between the two periods.

Interest expense on interest-bearing liabilities decreased by $980,000, or 16.2%, to $5.1 million for the first quarter of 2022 as compared to $6.1 million in the first quarter of 2021 due to decreases in interest rates on both deposits and borrowings, partially offset by a $141.1 million increase in average interest-bearing liabilities.

Interest expense on deposits decreased to $2.3 million for the first quarter of 2022 as compared to $3.7 million for the first quarter of 2021. The $1.4 million, or 37.4%, decrease in interest expense on deposits was primarily due to a 29 basis point decrease in the average rate paid on interest-bearing deposits, plus a $86.2 million decrease in average time deposits, partially offset by $165.8 million increase in average NOW, money market and saving deposits. Deposits increased due to organic deposit growth. The average balance of interest-bearing deposits increased $79.6 million, or 3.9%, from $2.0 billion in the first quarter of 2021 compared to $2.1 billion in the first quarter of 2022. Average brokered certificates of deposit were $1.5 million in the first quarter of 2022 compared to $17.4 million in the first quarter of 2021. Average non-interest-bearing deposits increased to $1.3 billion, or 99.1%, from $653.7 million in the first quarter of 2021. The 29 basis point decrease in the average rate paid on interest-bearing deposits was primarily due to lower market interest rates.

Interest expense on FHLB advances was $435,000 in both the first quarter of 2021 and the first quarter of 2022. The average balance remained unchanged from $150.0 million between the two quarters. The $150.0 million in FHLB advances at March 31, 2022 were fixed-rate FHLB advances with an average rate of 1.18% maturing in the first quarter of 2025. The purpose of this borrowing was to obtain funding in order to enhance liquidity in light of the COVID-19 pandemic and obtain funding at an attractive interest rate. The Company had no outstanding overnight FHLB advances as of March 31, 2022 and no overnight FHLB advances as of March 31, 2021.

Interest expense on long-term debt and subordinated debentures increased by $390,000 to $2.3 million in the first quarter of 2022 from $2.0 million during the first quarter of 2021. The average balance of long-term debt and subordinated debentures increased to $187.6 million in the first quarter of 2022, compared to $126.0 million in the first quarter of 2021. The average rate on long-term debt and subordinated debentures was 5.08% in the first quarter of 2022 compared to 6.30% in the first quarter of 2021.

Provision for Loan Losses. The $1.1 million decrease in the provision for loan losses, to $366,000 in the first quarter of 2022 compared to $1.5 million in the first quarter of 2021, was primarily attributable to the reversal of COVID-19 pandemic reserve due to less severe status than two years ago. There were $14,000 in net loan recoveries in the first quarter of 2022, as compared to $42,000 in net loan charge-offs in the first quarter of 2021.

Noninterest Income. Noninterest income decreased $3.0 million, or 50.1%, to $2.9 million for the first quarter of 2022, compared to $5.9 million in the same quarter in the prior year. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%
Noninterest income:
Service charges, fees and other	$1,116	$1,410	$(294)	(20.9)%
Gain on sale of loans	1,174	3,841	(2,667)	(69.4)%
Loan servicing fee, net of amortization	432	246	186	75.6%
Recoveries on loans acquired in business combinations	5	5	—	0.0%
Unrealized loss on equity investments	—	(20)	20	(100.0)%
(Loss) Gain on derivatives	(108)	225	(333)	(148.0)%
Increase in cash surrender of life insurance	325	187	138	73.8%
Total noninterest income	$2,944	$5,894	$(2,950)	(50.1)%

Service charges, fees and other income. Service charges, fees and other income totaled $1.1 million in the first quarter of 2022, compared to $1.4 million in the first quarter of 2021. The $294,000 decrease was in primarily due to a $362,000 decrease in analysis charges.

Gain on sale of loans. Gains on sale of loans are comprised primarily of gains on sale of SFR mortgage loans and SBA loans. Gains on sale of loans totaled $1.2 million in the first quarter of 2022, compared to $3.8 million in the first quarter of 2021. The decrease was primarily caused by a decrease of $98.3 million in loan sale volume, primarily due to a decrease in FNMA and non-qualified mortgage loan sales.

The following table presents information on loans sold and gains on loans sold for the three months ended  March 31, 2022 and 2021.

	For the Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%
Loans sold:
SBA	$8,349	$3,540	$4,809	135.8%
Single family residential mortgage	26,932	130,088	(103,156)	(79.3)%
	$35,281	$133,628	$(98,347)	(73.6)%
Gain on loans sold:
SBA	$463	$355	$108	30.4%
Single family residential mortgage	711	3,486	(2,775)	(79.6)%
	$1,174	$3,841	$(2,667)	(69.4)%

Loan servicing income, net of amortization. Our loan servicing income, net of amortization, increased by $186,000 to $432,000 for the three months ended March 31, 2022 compared to net servicing income of $246,000 for the three months ended March 31, 2021. Loan servicing income, net of amortization increased due to higher interest rates, which affects the pre-payment speeds on loans serviced. We are experiencing lower loan pre-payments in SFR loans due to higher mortgage rates. The decrease in SBA loan servicing income is due to the decrease in the volume of SBA loans we are servicing. The following table presents information on loans servicing income for the three months ended March 31, 2022 and 2021.

(dollars in thousands)	For the Three Months Ended March 31,		Increase (Decrease)
For the period	2022	2021	$	%
Loan servicing income, net of amortization:
Single family residential loans serviced	$250	$10	$240	2400.0%
SBA loans serviced	182	236	(54)	(22.9)%
Total	$432	$246	$186	75.6%

As of March 31, 2022, we are servicing SFR mortgage loans for other financial institutions and FNMA, and we are also servicing SBA and CRE loans. The decline in the respective servicing portfolios reflects prepayment of loans from year-end 2021 through the first quarter of 2022.

The following table shows loans serviced for others as of March 31, 2022 and 2021:

	March 31,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%
As of period-end
Single family residential loans serviced	$1,236,179	$1,526,285	$(290,106)	(19.0)%
SBA loans serviced	142,023	154,064	(12,041)	(7.8)%
Commercial real estate loans serviced	4,050	4,126	(76)	(1.8)%
Total	$1,382,252	$1,684,475	$(302,223)	(17.9)%

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations was $5,000 and $5,000 for quarters ended March 31, 2022 and 2021, respectively.

Unrealized loss on equity investments.  There was no unrealized loss on equity investments for the first quarter of 2022, compared to $20,000 unrealized loss in the first quarter of 2021, per the guidance of ASU 2016-01.

(Loss) Gain on Derivatives.  The $108,000 loss on derivatives in the first quarter was due to a higher market rate and a lower amount of loans that were committed to be delivered to FNMA at quarter-end, which compared to $225,000 of gains for the first quarter of 2021.

Cash surrender value of life insurance. The income from the cash surrender value of life insurance increased $138,000 in the quarter ended March 31, 2022 compared to the same quarter in 2021. We purchased additional BOLI in the second quarter of 2021.

Noninterest expense. Noninterest expense increased $269,000 or 1.7%, to $16.1 million in the first quarter of 2022 compared to $15.8 million in the first quarter of 2021. The following table sets forth major components of our noninterest expense for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%
Noninterest expense:
Salaries and employee benefits	$9,369	$9,242	$127	1.4%
Occupancy and equipment expenses	2,206	2,242	(36)	(1.6)%
Data processing	1,258	1,440	(182)	(12.6)%
Legal and professional	1,006	805	201	25.0%
Office expenses	293	255	38	14.9%
Marketing and business promotion	307	184	123	66.8%
Insurance and regulatory assessments	441	348	93	26.7%
Amortization of core deposit intangible	279	301	(22)	(7.3)%
OREO expenses	8	5	3	60.0%
Merger expenses	37	42	(5)	(11.9)%
Other expenses	857	928	(71)	(7.7)%
Total noninterest expense	$16,061	$15,792	$269	1.7%

Salaries and employee benefits expense. Salaries and employee benefits expense increased $127,000, or 1.4%, to $9.4 million for the first quarter of 2022 compared to $9.2 million for the first quarter of 2021, due to normal salary increases and increases in health benefit costs. The number of full-time equivalent employees was 357 at March 31, 2022 compared to 366 at March 31, 2021. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory. On a periodic basis, the human resources department will advise senior management of the following human capital management metrics:  (1) open positions, (2) overtime expense, (3) staff turnover, and (4) employee headcount.

Occupancy and equipment expense. Occupancy and equipment expense decreased $36,000, or 1.6%, to $2.2 million for the first quarter of 2022 compared to $2.2 million for the first quarter of 2021 due to moving one branch to a lower rent property , offset by adding the Hawaai branch and increases in rental income.

Data processing expense. Data processing expense decreased $182,000, or 12.6%, to $1.3 million for the first quarter of 2022, compared to $1.4 million for the first quarter of 2021, due to continued expense control and migrating to more cost effective cloud based systems. Effective June 2019, the Company renegotiated its data processing master agreement with the vendor, under which the Company is allowed to offset future monthly data processing expenses up to approximately $2.2 million through January 2026. As of March 31, 2022, $1.2 million of this benefit remained for future use.

Legal and professional expense. Legal and professional expense increased $201,000 to $1.0 million in the three months ended March 31, 2022 compared to $805,000 for the three months ended March 31, 2021. This increase was primarily due to a previously announced Board-authorized special investigation.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and were $293,000 for the three months ended March 31, 2022 compared to $255,000 for the three months ended March 31, 2021. This increase primarily resulted from normal business activity.

Marketing and business promotion expense. Marketing and business promotion expense increased by $123,000, or 66.8%, to $307,000 in the first quarter of 2022, compared to $184,000 for the first quarter of 2021. The increase was primarily due to increased marketing efforts in the first quarter of 2022 that were reduced in 2021 due to COVID-19.

Insurance and regulatory expenses. Insurance and regulatory assessments increased $93,000, or 26.7%, to $441,000 in the first quarter of 2022 due to an increase in the FDIC assessment by $80,000.

Amortization of core deposit intangible expense. Amortization of the core deposit intangible was $279,000 in the first quarter of 2022, compared to $301,000 in the same period of 2021. During the first quarter, the Company recognized $729,000 of core deposit intangible associated with the acquisition of the Honolulu Branch office of the Bank of the Orient.

Merger expenses. Merger expense was $37,000 in the first quarter of 2022 compared to $42,000 in the same period of 2021, following the completion of the Honolulu, Hawaii branch acquisition in the first quarter of 2022.

Other expenses. Other expenses decreased $71,000, or 7.7%, to $857,000 for the first quarter of 2022, compared to $928,000 in the first quarter of 2021. There was a provision reserve for unfunded commitments recorded of $17,000 in the first quarter of 2022 compared to a provision of $63,000 in the first quarter of 2021.

Income Tax Expense. During the three months ended March 31, 2022 and 2021, the Company recorded an income tax provision of $6.4 million and $5.6 million, respectively, reflecting an effective tax rate of 30.4% and 31.1% for the three months ended March 31, 2022 and 2021, respectively. The Company recognized tax benefit from stock option exercises of $23,000 for the three months ended March 31, 2022 and $56,000 for the same period in 2021.

Net Income. Net income after tax amounted to $14.6 million for the first quarter 2022, a $2.2 million increase, or a 17.3% increase from $12.5 million in the first quarter of 2021. For the first quarter of 2022 as compared to the first quarter of 2021, net interest income before the provision for loan losses increased by $5.0 million, the provision for loan losses decreased by $1.1 million, non-interest income decreased by $3.0 million, non-interest expense increased by $269,000, and income tax expense increased by $760,000.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets were $4.0 billion as of March 31, 2022 and $4.2 billion as of December 31, 2021. Cash and cash equivalents decreased by $344.6 million and HFS loans decreased by $2.4 million, which were partially offset by an increase of $52.2 million in investment securities and a $75.1 million increase in net HFI loans.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at March 31, 2022 and December 31, 2021. The book value for debt securities classified as available for sale is reflected at fair market value and the book value for securities classified as held to maturity is reflected at amortized cost.

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value
Government agency securities	$5,066	1.2%	$5,610	1.5%
SBA agency securities	3,122	0.7%	3,469	0.9%
Mortgage-backed securities - Government sponsored agencies	45,466	10.7%	55,025	14.7%
Collateralized mortgage obligations	115,518	27.1%	119,511	31.9%
Commercial paper	205,110	48.1%	129,926	34.7%
Corporate debt securities (1)	36,054	8.4%	42,205	11.3%
Municipal securities	10,112	2.4%	12,514	3.3%
Total securities, available for sale, at fair value	$420,448	98.6%	$368,260	98.3%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$1,505	0.4%	$1,506	0.4%
Tax-exempt municipal securities	4,741	1.0%	4,746	1.3%
Total securities, held to maturity, at amortized cost	6,246	1.4%	6,252	1.7%
Total securities	$426,694	100.0%	$374,512	100.0%

(1)	Comprised of corporate note securities, commercial paper and financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM for the periods presented.

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2022	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,373	$—	$(307)	$5,066
SBA agency securities	3,182	—	(60)	3,122
Mortgage-backed securities- Government sponsored agencies	48,686	—	(3,220)	45,466
Collateralized mortgage obligations	122,621	—	(7,103)	115,518
Commercial paper	205,326	—	(216)	205,110
Corporate debt securities	37,477	69	(1,492)	36,054
Municipal securities	12,693	—	(2,581)	10,112
	$435,358	$69	$(14,979)	$420,448
Held to maturity
Municipal taxable securities	$1,505	$36	$—	$1,541
Municipal securities	4,741	16	(6)	4,751
	$6,246	$52	$(6)	$6,292
December 31, 2021
Available for sale
Government agency securities	$5,689	$4	$(83)	$5,610
SBA securities	3,351	118	—	3,469
Mortgage-backed securities- Government sponsored agencies	55,534	31	(540)	55,025
Collateralized mortgage obligations	121,377	128	(1,994)	119,511
Commercial paper	129,962	—	(36)	129,926
Corporate debt securities	41,999	460	(254)	42,205
Municipal securities	12,701	—	(187)	12,514
	$370,613	$741	$(3,094)	$368,260
Held to maturity
Municipal taxable securities	$1,506	$77	$—	$1,583
Municipal securities	4,746	248	—	4,994
	$6,252	$325	$—	$6,577

The weighted-average book yield on the total investment portfolio at March 31, 2022 was 1.09% with a weighted-average life of 3.8 years. This compares to a weighted-average book yield of 1.03% with a weighted-average life of 3.8 years at December 31, 2021. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows the Company’s investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2022 and December 31, 2021. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the Notes to the 2021 consolidated financial statements included in our 2021 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
March 31, 2022	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
Government sponsored agencies	$(307)	$5,066	3	$—	$—	—	$(307)	$5,066	3
SBA Agency Securities	(60)	3,122	4	—	—	—	(60)	3,122	4
Mortgage-backed securities- Government sponsored agencies	(2,536)	33,698	12	(684)	11,769	3	(3,220)	45,467	15
Collateralized mortgage obligations	(5,989)	84,608	31	(1,114)	25,845	7	(7,103)	110,453	38
Commercial paper	(216)	205,110	30	—	—	—	(216)	205,110	30
Corporate debt securities	(1,096)	20,916	23	(396)	2,872	2	(1,492)	23,788	25
Municipal securities	(2,263)	8,817	8	(318)	1,295	3	(2,581)	10,112	11
Total available for sale	$(12,467)	$361,337	111	$(2,512)	$41,781	15	$(14,979)	$403,118	126

December 31, 2021
Government sponsored agencies	$(83)	$4,860	1	$—	$—	—	$(83)	$4,860	1
Mortgage-backed securities- Government sponsored agencies	(536)	44,009	12	(4)	9,974	2	(540)	53,983	14
Collateralized mortgage obligations	(1,916)	79,851	23	(78)	17,782	4	(1,994)	97,633	27
Commercial paper	(36)	129,926	19	—	—	—	(36)	129,926	19
Corporate debt securities	(254)	13,208	12	—	—	—	(254)	13,208	12
Municipal securities	(160)	11,447	9	(27)	1,067	2	(187)	12,514	11
Total available for sale	$(2,985)	$283,301	76	$(109)	$28,823	8	$(3,094)	$312,124	84

The Company did not record any charges for other-than-temporary impairment losses for the three months ended March 31, 2022 and 2021.

Loans

At March 31, 2022, total loans held for investment, net of allowance for loan losses, totaled $3.0 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at March 31, 2022 and December 31, 2021:

	As of March 31, 2022		As of December 31, 2021
(dollars in thousands)	$	Mix %	$	Mix %
Loans:(1)
Commercial and industrial	$280,825	9.3%	$268,709	9.2%
SBA	67,688	2.3%	76,136	2.6%
Construction and land development	346,766	11.5%	303,144	10.3%
Commercial real estate (2)	1,217,985	40.5%	1,247,999	42.6%
Single-family residential mortgages	1,064,581	35.4%	1,004,576	34.3%
Other loans	28,639	1.0%	30,786	1.0%
Total loans	3,006,484	100.0%	2,931,350	100%
Allowance for loan losses	(33,292)		(32,912)
Total loans, net	$2,973,192		$2,898,438

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm & non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.

Total HFI loans increased $75.1 million, or 2.6%, to $3.0 billion at March 31, 2022 compared to $2.9 billion at December 31, 2021. The total loan portfolio increased primarily in single-family residential mortgages, construction and land development loans and commercial and industrial, partially offset by decreases in commercial real estate, SBA loans and other loans.

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

Commercial and industrial loans increased $12.1 million, or 4.5%, to $280.8 million as of March 31, 2022 compared to $268.7 million at December 31, 2021 due to normal loan activity.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR mortgage loans originated for a business purpose. The interest rate for the majority of these loans are prime-based and have a maturity of five years or less. Our policy maximum loan-to-value (“LTV”) ratio is 75% for commercial real estate loans; however, we temporarily lowered the applicable LTV to 70% to be conservative in regards to real estate valuations. The total commercial real estate portfolio decreased $30.0 million, or 2.4%, to $1.22 billion at March 31, 2022, compared to $1.25 billion at December 31, 2021. The multi-family residential loan portfolio was $520.0 million as of March 31, 2022 and $545.9 million as of December 31, 2021. The SFR mortgage loan portfolio originated for a business purpose totaled $58.3 million as of March 31, 2022 and $65.6 million as of December 31, 2021.

Construction and land development loans. Construction and land development loans increased $43.6 million, or 14.4%, to $346.8 million at March 31, 2022 as compared to $303.1 million at December 31, 2021, as originations exceeded loan repayments. The following table shows the categories of our construction and land development portfolio as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022		As of December 31, 2021		Increase (Decrease)
(dollars in thousands)	$	Mix %	$	Mix %	$	%
Residential construction	$237,650	68.5%	$211,850	69.9%	$25,800	12.2%
Commercial construction	75,690	21.8%	71,918	23.7%	3,772	5.2%
Land development	33,426	9.7%	19,376	6.4%	14,050	72.5%
Total construction and land development loans	$346,766	100.0%	$303,144	100.0%	$43,622	14.4%

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

SBA loans decreased $8.5 million, or 11.1%, to $67.7 million at March 31, 2022 compared to $76.1 million at December 31, 2021. We originated SBA loans of $11.9 million during the first three months of 2022. Partially offsetting the loan origination were loan sales of $8.3 million and net loan payoffs and paydowns of $12.1 million during the first three months of 2022.

SFR Loans. We originate both qualified and non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. As of March 31, 2022, we had $1.1 billion of SFR real estate loans, representing 35.4% of our HFI loan portfolio, excluding available for sale SFR loans.

There are three non-qualified SFR loan products. The five-year and seven-year hybrid adjustable mortgage re-price at five and seven years, respectively, to the one-year Constant Maturity Treasury rate plus 3.00% for Primary Residences or plus 3.50% for Second Home/Investment. The start rate for the five-year hybrid is 4.00% plus 0.5% in points while the start rate for the seven-year hybrid is 4.25% plus 0.5% in points. The start rate for the 30-year fixed mortgage is 4.875% plus 0.5% in points.

As of March 31, 2022, the weighted-average loan-to-value of the portfolio was 56.6%, the weighted average FICO score was 761 and the average duration of the portfolio was 2.5 years. We also offer qualified SFR mortgage loans as a correspondent to a national financial institution.

We originate non-qualified SFR mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers, many of whom establish a deposit relationship with us and by correspondent relationships. At this time, we are not selling non-qualified SFR mortgages.

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

SFR mortgage real estate loans (which include $5.3 million of home equity loans) increased $60.0 million, or 6.0%, to $1.1 billion as of March 31, 2022 as compared to $1.0 billion as of December 31, 2021. In addition, loans held for sale decreased $2.4 million, or 40.0%, to $3.6 million as of March 31, 2022 compared to $6.0 million December 31, 2021. The decrease in loans held for sale is primarily due to loan sales.

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

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by category:

	As of March 31, 2022		As of December 31, 2021
(dollars in thousands)	$	% (1)	$	% (1)
Loans:
Commercial and industrial	$2,899	1.03%	$2,813	1.05%
SBA	901	1.33%	980	1.29%
Construction and land development	4,748	1.37%	4,150	1.37%
Commercial real estate (2)	15,880	1.30%	16,603	1.33%
Single family residential mortgages	8,394	0.79%	7,839	0.78%
Other	470	1.64%	527	1.71%
Allowance for loan losses	$33,292	1.11%	$32,912	1.12%

(1)	% of allowance to total loans in the respective category
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $3.1 million at March 31, 2022 and $3.3 million at December 31, 2021.

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

Credit-discount on loans purchased through bank acquisitions. Purchased loans are recorded at market value in two categories, credit discount, and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of March 31, 2022 and December 31, 2021. We have recorded additional reserves of $1.4 million due to the credit discounts on acquired loans being less than the analysis for loan losses on those acquisitions as of March 31, 2022.

	As of March 31,	As of December 31,
(dollars in thousands)	2022	2021
Commercial and industrial	$34	$38
SBA	30	31
Construction and land development	2	2
Commercial real estate	567	629
Single-family residential mortgages	2,451	2,619
Total credit discount on purchased loans	$3,084	$3,319
Total remaining balance of purchased loans through acquisition	$397,112	$418,038
Credit-discount to remaining balance of purchased loans	0.78%	0.79%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs (recoveries) to average loans were 0.00% and 0.01% for the three months ended March 31, 2022 and 2021, respectively.

The allowance for loan losses was $33.3 million at March 31, 2022 compared to $32.9 million at December 31, 2021. The $380,000 increase was due to a $366,000 loan loss provision driven by loan growth and $14,000 in net recoveries.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021
Balance, beginning of period	$32,912	$29,337
Charge-offs:
Other	(47)	(42)
Total charge-offs	(47)	(42)
Recoveries:
Commercial and industrial	1	—
SBA	59	—
Other	1	—
Total recoveries	61	—
Net (charge-offs)/recoveries	14	(42)
Provision for loan losses	366	1,500
Balance, end of period	$33,292	$30,795
Total HFI loans at end of period	3,006,484	2,715,205
Average HFI loans	2,983,360	2,691,873
Net charge-offs to average HFI loans	0.00%	0.01%
Allowance for loan losses to total loans	1.11%	1.13%
Credit discount on loans purchased through acquisitions	$3,084	$4,328

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

Pursuant to recent regulatory guidance, we have elected under the CARES Act to not apply GAAP requirements to loan modifications related to the COVID-19 pandemic that would otherwise be categorized as a TDR, and have suspended the determination of loan modifications related to the pandemic from being treated as TDRs. Modifications include the following: (1) forbearance agreements, (2) interest-rate modifications, (3) repayment plans, and (4) any other similar arrangements that defer or delay payments of principal or interest. The relief from TDR guidance applies to modifications of loans that were not more than 30 days past due as of December 31, 2019, and that occur beginning on March 1, 2020, until January 1, 2022. The suspension of TDR accounting and reporting guidance may not be applied to any loan of a borrower that is not related to the COVID-19 pandemic.

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

	As of March 31,	As of December 31,
(dollars in thousands)	2022	2021
Accruing troubled debt restructured loans:
Commercial and industrial	$384	$410
Commercial real estate	1,309	1,328
Total accruing troubled debt restructured loans	1,693	1,738
Non-accrual loans:
Commercial and industrial	4,282	3,712
SBA	5,117	6,263
Construction and land development	141	149
Commercial real estate	3,916	4,672
Single-family residential mortgages	5,539	4,191
Other	3	—
Total non-accrual loans	18,998	18,987
Total non-performing loans	20,691	20,725
OREO	293	293
Nonperforming assets	$20,984	$21,018
Nonperforming loans to total loans	0.69%	0.71%
Nonperforming assets to total assets	0.52%	0.50%

The $34,000 decrease in nonperforming loans at March 31, 2022 was primarily due to payoffs and paydowns of $2.3 million, partially offset by the addition of three SFR loans in the amounts of $1.6 million, two C&I loans in the amount of $578,000 and one home improvement loan in the amount of $3,000 and recovery of one non-accrual loan for $58,000 during the first three months of 2022.

Our 30-89 day delinquent loans, excluding nonaccrual loans were $17.6 million as of March 31, 2022 compared to $17.6 million as of December 31, 2021. The $5,000 decrease in past due loans (which consist primarily of SFR mortgages) was due to the decreasing economic impact of the COVID-19 pandemic.

We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2022 and 2021, while the loans were in nonaccrual status. We recognized interest income on loans modified under TDRs of $46,000 and $40,000 during the three months ended March 31, 2022 and 2021, respectively.

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

COVID-19 Impact on Loan Quality.  We decreased SBA lending during the first quarter of 2022 as the Bank’s SBA’s PPP Program ended on May 31, 2021. As of March 31, 2022, the Company has approximately 14 PPP loans with the SBA in the total amount of approximately $2.6 million, or 0.08%, of the Company’s total HFI loan portfolio.

As of March 31, 2022, the Company had no loans deferred as a result of the COVID-19 pandemic.

Cash and Cash Equivalents. Cash and cash equivalents decreased $344.6 million, or 49.6%, to $349.8 million as of March 31, 2022 as compared to $694.4 million at December 31, 2021. This decrease was primarily due to $33.1 million in cash from operating activities, partially offset by $307.0 million used in financing activities and $70.8 million used in investing activities.

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

Goodwill and Other Intangible Assets. Goodwill was $71.5 million and $69.2 million at March 31, 2022 and December 31, 2021, respectively.  Goodwill in the amount of $2.3 million was recorded due to the Honolulu, Hawaii branch acquisition in the first of quarter of 2022.  Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consists of CDI, were $4.5 million and $4.1 million at March 31, 2022 and December 31, 2021, respectively. CDI of $729,000 was recorded due to the Hawaii branch purchase in the first of quarter of 2022. The CDI assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of eight to ten years.

Liabilities. Total liabilities decreased by $212.8 million to $3.5 billion at March 31, 2022 from $3.8 billion at December 31, 2021, primarily due to $217.3 million decrease in deposits.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to make large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of March 31, 2022, the Bank considers $2.6 billion or 82.5%, of our deposits as core relationships.

As of March 31, 2022, our top ten deposit relationships totaled $730.0 million, of which one is related to directors and shareholders of the Company for a total of $39.5 million, or approximately 5.4% of our top ten deposit relationships. As of March 31, 2022, our directors and shareholders with deposits over $250,000 totaled $62.7 million, or 2.8%, of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2022 and year ended December 31, 2021:

	For the Three Months Ended		For the Year Ended
	March 31, 2022		December 31, 2021
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$1,301,497	—	$938,710	—
Interest-bearing:
NOW	75,399	0.23%	69,211	0.27%
Money market	720,197	0.36%	637,539	0.39%
Savings	145,327	0.09%	137,534	0.10%
Time, less than $250,000	600,563	0.51%	640,747	0.70%
Time, $250,000 and over	570,210	0.58%	597,770	0.79%
Total interest-bearing	2,111,696	0.44%	2,082,801	0.57%
Total deposits	$3,413,193	0.27%	$3,021,511	0.40%

The following table sets forth the maturity of time deposits of $250,000 or more and wholesale deposits as of March 31, 2022:

	Maturity Within:
(dollars in thousands)	Three Months	After Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$190,324	$187,951	$178,504	$4,446	$561,225
Wholesale deposits (1)	22,214	4,305	4,333	5,263	36,115
Time, brokered	—	—	—	—	—
Total	$212,538	$192,256	$182,837	$9,709	$597,340

(1)	Wholesale deposits are defined as time deposits originated through via internet rate line and/or through other deposit originators.

We acquire wholesale time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits was $36.1 million as of March 31, 2022 and $70.1 million as of December 31, 2021. The Bank had no brokered deposits at March 31, 2022 and $2.4 million in brokered deposits at December 31, 2021. The brokered deposits were acquired to support our loan growth.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(dollars in thousands)
	March 31, 2022	December 31, 2021
Uninsured deposits	$1,578,868	$1,823,410

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $449.2 milllion at March 31, 2022. The following table sets forth the maturity distribution of the estimated uninsured time deposits

As of March 31,
(dollars in thousands)	2022
3 months or less	$143,777
Over 3 months through 6 months	161,382
Over 6 months through 12 months	141,334
Over 12 months	2,752
Total	$449,245

Total deposits decreased $217.3 million to $3.2 billion at March 31, 2022 as compared to $3.4 billion at December 31, 2021.  The decrease was expected and mainly due to customers placing funds into other investments.  As of March 31, 2022, total deposits were comprised of 36.6% noninterest-bearing demand accounts, 27.9% of interest-bearing non-maturity accounts and 35.5% of time deposits.

As of March 31, 2022, $322,000 in deposit overdrafts were reclassified as other loans. As of December 31, 2021, the amount was $20,000.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. We had no FHLB short-term advances at March 31, 2022 and December 31, 2021. We had $150.0 million in FHLB long-term advances at March 31, 2022 and December 31, 2021. The original term is five years, maturing by March 2025. The average fixed interest rate is 1.18%. The Company secured this funding in case it experienced a liquidity issue caused by the COVID-19 pandemic and to obtain an attractive interest rate. The following table sets forth information on our total FHLB advances during the periods presented:

	As of and For the Three Months Ended
	March 31,
(dollars in thousands)	2022	2021
Outstanding at period-end	$150,000	$150,000
Average amount outstanding	150,000	150,000
Maximum amount outstanding at any month-end	150,000	150,000
Weighted average interest rate:
During period	1.18%	1.18%
End of period	1.18%	1.18%

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

In November 2018, the Company issued $55.0 million of 6.18% fixed-to-floating rate subordinated notes due December 1, 2028. The Company used the net proceeds from the offering for general corporate purposes, including providing capital to the Bank and maintaining adequate liquidity at the Company. The subordinated notes bear interest at the initial rate of 6.18% per annum from December 1, 2018 until but excluding December 1, 2023, payable on June 1 and December 1 of each year. Thereafter, the Company will pay interest on the principal amount of this note at a variable rate equal to three month LIBOR plus 315 basis points each March 1, June 1, September 1 and December 1.

In March 2021, the Company issued $120 million of 4.00% fixed-to-floating rate subordinated debentures due April 1, 2031. The interest rate is fixed through July 1, 2026 and floats at 3 month SOFR plus 329 basis points thereafter. The Company can redeem these subordinated debentures beginning April 1, 2026. The subordinated debentures are considered Tier 2 capital at the Company.

Subordinated Debentures. Subordinated debentures consist of subordinated notes. As of March 31, 2022 and December 31, 2021, the amount outstanding was $14.6 million and $14.5 million, respectively. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt. These subordinated notes consist of the following:

●  The Company maintains the TFC Statutory Trust, which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). These trust preferred securities were originally issued by the Trust, which was a subsidiary of TFC, which was acquired by the Company in February 2016. The Company determined the fair value as of the valuation date of the Trust issuance was $3.3 million, indicating a discount of $1.9 million. The underlying debentures bear interest equal to three month LIBOR plus 1.65%, payable each March 15, June 15, September 15 and December 15. The maturity date is March 15, 2037. The subordinated debentures have a variable rate of interest equal to the three month LIBOR plus 1.65%, which was 2.48% as of March 31, 2022 and 1.85% at December 31, 2021.

●  The Company maintains the FAIC Trust, which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). These trust preferred securities were originally issued by FAIC Trust, which was a subsidiary of FAIC, which the Company acquired in October 2018. The Company determined the fair value as of the valuation date of the FAIC Trust issuance was $6.0 million, with a discount of $1.2 million. The underlying debentures bear interest equal to three month LIBOR plus 2.25%, payable each March 15, June 15, September 15 and December 15. The maturity is December 15, 2034. The rate at March 31, 2022 was 3.08% and 2.45% at December 31, 2021.

●  In January 2020, the Company, through the acquisition of PGBH, acquired PGBH Trust, a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. There was a $763,000 discount recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at March 31, 2022 was 2.93% and 2.30% at December 31, 2021.

The British banking regulators eliminated use of the LIBOR rate at the end of 2021. At this point in time, the Company has adopted SOFR as the alternative reference rate to replace LIBOR with respect to the Company’s long-term debt and subordinated debentures.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available for sale investment securities.

Shareholders’ equity decreased $1.9 million, or 0.4%, to $464.8 million during the three-month period ending March 31, 2022 due to $2.7 million of common stock dividends, $5.7 million from the repurchase of common stock and a $8.7 million decrease in net accumulated other comprehensive income. The decrease in accumulated other comprehensive income primarily resulted from decreases in unrealized gains on AFS securities, which was partially offset by  $14.6 million of net income, $394,000 from the exercise of stock options and $257,000 from stock-based compensation.

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

As of both March 31, 2022 and December 31, 2021, we had $92.0 million of unsecured federal funds lines with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window were $18.0 million at March 31, 2022 and $22.3 million at December 31, 2021, respectively. Federal Reserve Discount Window lines were collateralized by a pool of loans totaling $22.7 million and $33.2 million as of March 31, 2022 and December 31, 2021, respectively. We did not have any borrowings outstanding with the Federal Reserve at March 31, 2022 and December 31, 2021, and our borrowing capacity is limited only by eligible collateral.

At March 31, 2022 and December 31, 2021, we had $150.0 million in FHLB long-term advances outstanding. At March 31, 2022 and December 31, 2021, we had no FHLB short-term (overnight) advances outstanding. Based on the values of loans pledged as collateral, we had $893.4 million of borrowing capacity with the FHLB as of March 31, 2022 and $833.6 million at December 31, 2021.

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

The table below summarizes the minimum capital requirements applicable to RBB and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to RBB and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as RBB’s and the Bank’s capital ratios as of March 31, 2022 and December 31, 2021. RBB and the Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at March 31, 2022	Ratio at December 31, 2021	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	9.90%	10.21%	4.00%	4.00%	N/A
Bank	12.29%	12.45%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio (1)
Consolidated	14.12%	14.86%	4.50%	7.00%	N/A
Bank	18.15%	18.80%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	14.63%	15.40%	6.00%	8.50%	N/A
Bank	18.15%	18.80%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	21.96%	23.15%	8.00%	10.50%	N/A
Bank	19.37%	20.05%	8.00%	10.50%	10.00%

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

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at March 31, 2022:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$2,044,753	$—	$—	$—	$2,044,753
Time deposits	1,088,146	33,087	2,267	—	1,123,500
FHLB advances	—	150,000	—	—	150,000
Long-term debt	—	—	—	173,152	173,152
Subordinated debentures	—	—	—	14,556	14,556
Leases	4,673	6,945	5,788	6,212	23,618
Total contractual obligations	$3,137,572	$190,032	$8,055	$193,920	$3,529,579

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

(dollars in thousands)	March 31, 2022	December 31, 2021
Tangible common equity:
Total shareholders' equity	$464,825	$466,683
Adjustments
Goodwill	(71,498)	(69,243)
Core deposit intangible	(4,525)	(4,075)
Tangible common equity	$388,802	$393,365
Tangible assets:
Total assets-GAAP	$4,013,569	$4,228,194
Adjustments
Goodwill	(71,498)	(69,243)
Core deposit intangible	(4,525)	(4,075)
Tangible assets:	$3,937,546	$4,154,876
Common shares outstanding	19,247,970	19,455,544
Common equity to assets ratio	11.58%	11.04%
Book value per share	$24.15	$23.99
Tangible common equity to tangible assets ratio	9.87%	9.47%
Tangible book value per share	$20.20	$20.22

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

	For the Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net income available to common shareholders	$14,617	$12,456
Average shareholders equity	470,898	433,960
Adjustments:
Goodwill	(69,268)	(69,243)
Core deposit intangible	(4,061)	(5,092)
Adjusted average tangible common equity	$397,569	$359,625
Return on average tangible common equity	14.91%	14.05%

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

	As of
(dollars in thousands)	March 31, 2022	December 31, 2021

Adjusted core deposit to total deposit ratio:
Core deposits: demand and savings deposits of any amount plus time deposits less than $250,000	$2,615,027	$2,807,033
Adjustments:
CDs > $250,000 considered core deposits (1)	305,161	317,501
Less brokered deposits considered non-core	—	(2,398)
Less internet and outside deposit originated time deposits < $250,000 considered non-core	(38,318)	(70,303)
Less other deposits not considered core (2)	(91,558)	(90,116)
Total adjustments	175,285	154,684
Adjusted core deposits	2,790,312	2,961,717
Total deposits	$3,168,253	$3,385,532
Adjusted core deposits to total deposits ratio	88.07%	87.48%
Non-core deposits: Time deposits greater than $250,000	$553,226	$578,499
Less total adjustments	(175,285)	(154,684)
Total adjusted non-core deposits	377,941	423,815
Short term borrowing outstanding	—	—
Adjusted non-core liabilities (A)	377,941	423,815
Short term assets(3)	563,822	837,941
Adjustment to short term assets:
Purchased receivables with maturities less than 90-days	—	—
Adjusted short term assets (B)	563,822	837,941
Net non-core funding (A-B)	$(185,881)	$(414,126)
Total earning assets	3,775,148	3,988,715
Adjusted net non-core funding dependency ratio	-4.92%	-10.38%

(1)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2022
Dollar change	$(6,331)	$(3,675)	$12,055	$24,734
Percent change	(4.57)%	(2.65)%	8.71%	17.86%
December 31, 2021
Dollar change	$(685)	$135	$13,590	$27,947
Percent change	(0.53)%	0.10%	10.44%	21.46%

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

We are within board policy limits for the +/-100 and +/-200 basis point scenarios. The NII at Risk reported at March 31, 2022, projects that our earnings are expected to be slightly asset sensitive to changes in interest rates over the next year. In recent periods, the amount of floating rate assets increased, resulting in a position shift from interest rate neutral to slightly asset sensitive.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2022
Dollar change	(186,790)	(79,577)	18,427	32,119
Percent change	(27.26)%	(11.61)%	2.69%	4.69%
December 31, 2021
Dollar change	(140,235)	(97,523)	31,226	56,888
Percent change	(24.61)%	(17.12)%	5.48%	9.98%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate +/-100 and +/-200 basis point parallel shifts in market interest rates.

We are within board policy limits for the +100 and +/-200 basis point scenarios. The EVE for the -100 basis point scenario is slightly out of compliance, primarily due to a large deposit over the quarter-end and the amount of borrowings we have at the holding company. The likelihood that interest rates decrease further or become negative is small, in management's opinion. Therefore, this scenario is considered remote. The EVE reported at March 31, 2022 projects that as interest rates increase immediately, the economic value of equity position will be expected to increase slightly. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Evaluation of disclosure controls and procedures. The Company’s management, including our Interim President and Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the “Exchange Act), as of the end of the period covered by this Form 10-Q. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

There have been no material changes to the risk factors as previously disclosed in Item 1A to Part I of our 2021 Annual Report. The materiality of any risks and uncertainties identified in our "Cautionary Note Regarding Forward-Looking Statements" contained in this Report or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2 for “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 24, 2019 and on April 22, 2021, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 1.0 million and 500,000, respectively, shares of our common stock. On March 16, 2022, the Board of Directors approved a stock repurchase program to buy back up to an aggregate amount of 500,000 shares of our common stock. For the three months ended March 31, 2022, we repurchased shares of common stock, as set forth in the table below.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2022 to January 31, 2022	1,934	$26.05	1,934	333,716
February 1, 2022 to February 28, 2022	25,432	$23.17	25,432	308,284
March 1, 2022 to March 31, 2022	205,971	$24.74	205,971	602,313
Total	233,337			602,313

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No	Description of Exhibits

3.1	Articles of Incorporation of RBB Bancorp (1)

3.2	Bylaws of RBB Bancorp (2)

3.3	Amendment to Bylaws of RBB Bancorp (4)

4.1	Specimen Common Stock Certificate of RBB Bancorp (3)

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. I-Ming (Vincent) Liu

10.2	First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. David R. Morris

10.3	First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. Simon Pang

10.4	First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. Jeffrey Yeh

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: May 9, 2022	/s/ David Morris
David Morris Duly Authorized Officer, Interim President and Chief Executive Officer, Executive Vice President and Chief Financial Officer