Form 10-Q
period 2022-06-30
RBB Bancorp
filed 2022-08-08
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022 or

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

Number of shares of common stock of the registrant:  19,020,331 outstanding as of August 3, 2022.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021 (AUDITED)

(In thousands, except share amounts)

	June 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$224,736	$501,372
Federal funds sold and other cash equivalents	100,000	193,000
Cash and cash equivalents	324,736	694,372
Interest-earning deposits in other financial institutions	600	600
Securities:
Available for sale	358,135	368,260
Held to maturity (fair value of $5,615 and $6,577 at June 30, 2022 and December 31, 2021, respectively)	5,741	6,252
Mortgage loans held for sale	—	5,957
Loans held for investment:
Real estate	2,725,639	2,560,465
Commercial and other	322,772	375,684
Total loans	3,048,411	2,936,149
Unaccreted discount on acquired loans	(1,388)	(1,727)
Deferred loan fees, net	(1,077)	(3,072)
Total loans, net of deferred loan fees and unaccreted discounts on acquired loans	3,045,946	2,931,350
Allowance for loan losses	(34,154)	(32,912)
Net loans	3,011,792	2,898,438

Premises and equipment	27,104	27,199
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Equity Securities	19,964	19,992
Other real estate owned (OREO)	293	293
Cash surrender value of life insurance (BOLI)	56,642	55,988
Goodwill	71,498	69,243
Servicing assets	10,456	11,517
Core deposit intangibles	4,248	4,075
Right-of-use assets- operating leases	25,931	22,454
Accrued interest and other assets	36,897	28,554
Total assets	$3,969,037	$4,228,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021 (AUDITED) (CONTINUED)

(In thousands, except share amounts)

	June 30,	December 31,
	2022	2021
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$1,045,009	$1,291,484
Savings, NOW and money market accounts	868,307	927,609
Time deposits $250,000 and under	574,050	587,940
Time deposits over $250,000	540,199	578,499
Total deposits	3,027,565	3,385,532

Reserve for unfunded commitments	1,070	1,203
FHLB advances	250,000	150,000
Long-term debt, net of debt issuance costs	173,296	173,007
Subordinated debentures	14,611	14,502
Lease liabilities - operating leases	26,823	23,282
Accrued interest and other liabilities	11,965	13,985
Total liabilities	3,505,330	3,761,511

Commitments and contingencies - Note 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 18,881,829 shares issued and outstanding at June 30, 2022 and 19,455,544 shares issues and outstanding at December 31, 2021	275,096	282,335
Additional paid-in capital	4,193	4,603
Retained earnings	200,093	181,329
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(15,747)	(1,656)
Total shareholders’ equity	463,707	466,683
Total liabilities and shareholders’ equity	$3,969,037	$4,228,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans	$40,157	$34,669	$78,043	$69,185
Interest on interest-earning deposits	111	125	282	173
Interest on investment securities	1,419	794	2,426	1,421
Dividend income on FHLB stock	222	225	449	417
Interest on federal funds sold and other	429	158	704	315
Total interest income	42,338	35,971	81,904	71,511
Interest expense:
Interest on savings deposits, now and money market accounts	844	708	1,562	1,406
Interest on time deposits	1,506	2,410	3,080	5,374
Interest on subordinated debentures and long-term debt	2,379	2,356	4,727	4,314
Interest on other borrowed funds	519	440	954	875
Total interest expense	5,248	5,914	10,323	11,969
Net interest income	37,090	30,057	71,581	59,542
Provision for loan losses	915	628	1,281	2,128
Net interest income after provision for loan losses	36,175	29,429	70,300	57,414
Noninterest income:
Service charges, fees and other	1,382	1,332	2,622	2,800
Gain on sale of loans	344	2,572	1,518	6,413
Loan servicing fees, net of amortization	472	118	904	364
Recoveries on loans acquired in business combinations	98	5	103	10
Unrealized loss on equity investments	—	(35)	—	(55)
Gain (Loss) on derivatives	39	(38)	(194)	129
Increase in cash surrender value of life insurance	330	217	654	404
Gain on sale of fixed assets	757	—	757	—
	3,422	4,171	6,364	10,065
Noninterest expense:
Salaries and employee benefits	9,628	8,742	18,997	17,984
Occupancy and equipment expenses	2,174	2,135	4,380	4,377
Data processing	1,293	1,231	2,551	2,671
Legal and professional	2,254	536	3,260	1,341
Office expenses	358	272	651	527
Marketing and business promotion	501	231	808	415
Insurance and regulatory assessments	478	354	919	702
Core deposit premium	277	287	556	588
OREO expenses	5	4	13	9
Merger expenses	23	17	60	59
Other expenses	621	871	1,476	1,799
	17,612	14,680	33,671	30,472
Income before income taxes	21,985	18,920	42,993	37,007
Income tax expense	6,508	5,540	12,899	11,171
Net income	$15,477	$13,380	$30,094	$25,836

Net income per share
Basic	$0.81	$0.69	$1.56	$1.32
Diluted	0.80	0.67	1.54	1.30
Cash dividends declared per common share	0.14	0.13	0.28	0.25

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$15,477	$13,380	$30,094	$25,836

Other comprehensive (loss)/gain:
Unrealized losses on securities available for sale:
Change in unrealized (losses)/gains	(7,810)	448	(20,367)	(1,368)
	(7,810)	448	(20,367)	(1,368)
Related income tax effect:
Change in unrealized (losses)/gains	2,387	(131)	6,276	406
	2,387	(131)	6,276	406

Total other comprehensive (loss)/gain	(5,423)	317	(14,091)	(962)

Total comprehensive income	$10,054	$13,697	$16,003	$24,874

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at March 31, 2022	19,247,970	$279,836	$4,392	$190,849	$72	$(10,324)	$464,825
Net income	—	—	—	15,477	—	—	15,477
Stock-based compensation	—	—	149	—	—	—	149
Restricted stock cancelled	(40,000)	—	—	—	—	—	—
Restricted stock unit vested	1,000	27	(27)	—	—	—	—
Cash dividend	—	—	—	(2,687)	—	—	(2,687)
Stock options exercised, net of expense recognized	198,613	2,781	(321)	—	—	—	2,460
Repurchase of common stock	(525,754)	(7,548)	—	(3,546)	—	—	(11,094)
Other comprehensive income, net of taxes	—	—	—	—	—	(5,423)	(5,423)
Balance at June 30, 2022	18,881,829	$275,096	$4,193	$200,093	$72	$(15,747)	$463,707

Balance at March 31, 2021	19,528,249	$282,845	$5,095	$147,806	$72	$(150)	$435,668
Net income	—	—	—	13,380	—	—	13,380
Stock-based compensation	—	—	315	—	—	—	315
Cash dividend	—	—	—	(2,540)	—	—	(2,540)
Stock options exercised, net of expense recognized	43,976	466	—	—	—	—	466
Repurchase of common stock	(222,423)	(3,058)	(135)	(2,088)	—	—	(5,281)
Other comprehensive income, net of taxes	—	—	—	—	—	317	317
Balance at June 30, 2021	19,349,802	$280,253	$5,275	$156,558	$72	$167	$442,325

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	19,455,544	$282,335	$4,603	$181,329	$72	$(1,656)	$466,683
Net income	—	—	—	30,094	—	—	30,094
Stock-based compensation	—	—	406	—	—	—	406
Restricted stock cancelled	(40,000)	—	—	—	—	—	—
Restricted stock vested	—	355	(355)	—	—	—	—
Restricted stock unit vested	1,000	27	(27)	—	—	—	—
Cash dividend	—	—	—	(5,411)	—	—	(5,411)
Stock options exercised, net of expense recognized	224,376	3,289	(434)	—	—	—	2,855
Repurchase of common stock	(759,091)	(10,910)	—	(5,919)	—	—	(16,829)
Other comprehensive loss, net of taxes	—	—	—	—	—	(14,091)	(14,091)
Balance at June 30, 2022	18,881,829	$275,096	$4,193	$200,093	$72	$(15,747)	$463,707

Balance at December 31, 2020	19,565,921	$284,261	$4,932	$138,094	$72	$1,129	$428,488
Net income	—	—	—	25,836	—	—	25,836
Stock-based compensation	—	—	602	—	—	—	602
Restricted stock granted	60,000	—	—	—	—	—	—
Cash dividend	—	—	—	(4,887)	—	—	(4,887)
Stock options exercised, net of expense recognized	76,265	930	(124)	—	—	—	806
Repurchase of common stock	(352,384)	(4,938)	(135)	(2,486)	—	—	(7,559)
Other comprehensive loss, net of taxes	—	—	—	—	—	(962)	(962)
Balance at June 30, 2021	19,349,802	$280,253	$5,275	$156,558	$72	$167	$442,325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating activities
Net income	$30,094	$25,836
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization of premises and equipment	1,346	980
Net accretion of securities, loans, deposits, and other	(209)	(369)
Unrealized loss on equity securities	—	55
Amortization of investment in affordable housing tax credits	510	519
Amortization of intangible assets	2,249	3,411
Amortization of right-of-use asset	2,586	2,618
Change in operating lease liabilities	(2,523)	(2,512)
Provision for loan losses	1,281	2,128
Stock-based compensation	406	602
Deferred tax (benefit) expense	(417)	203
Gain on sale of loans	(1,518)	(6,413)
Gain on sale of fixed assets	(757)	—
Increase in cash surrender value of life insurance	(654)	(404)
Loans originated and purchased for sale, net	(32,739)	(108,425)
Proceeds from loans sold	50,014	216,770
Other items	(4,174)	(2,672)
Net cash provided by operating activities	45,495	132,327
Investing activities
Securities available for sale:
Purchases	(315,434)	(372,303)
Maturities, prepayments and calls	305,355	242,162
Securities held to maturity:
Maturities, prepayments and calls	500	500
Purchase of other equity securities, net	(171)	(43)
Redemption of Federal Home Loan Bank stock	—	641
Net increase of investment in qualified affordable housing projects	(3)	(453)
Net increase in loans	(117,356)	(64,521)
Purchase of bank owned life insurance	—	(19,800)
Net cash received in connection with a branch purchase	71,352	—
Proceeds from sale of fixed assets	757	—
Purchases of premises and equipment	(1,215)	(895)
Net cash used in investing activities	(56,215)	(214,712)
Financing activities
Net (decrease) increase in demand deposits and savings accounts	(387,475)	450,349
Net decrease in time deposits	(52,056)	(15,436)
Advances on short-term FHLB advances	220,000	—
Repays of short-term FHLB Advances	(120,000)	—
Cash dividends paid	(5,411)	(4,887)
Redemption of subordinated debentures	—	(50,000)
Issuance of subordinated debentures, net of issuance costs	—	118,111
Common stock repurchased, net of repurchased costs	(16,829)	(7,559)
Exercise of stock options	2,855	806
Net cash (used in) provided by financing activities	(358,916)	491,384
Net (decrease) increase in cash and cash equivalents	(369,636)	408,999
Cash and cash equivalents at beginning of period	694,372	194,654
Cash and cash equivalents at end of period	$324,736	$603,653
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$10,407	$11,357
Taxes paid	15,077	15,100
Non-cash investing and financing activities:
Loans transfer to held for sale, net	9,800	61,215
Additions to servicing assets	632	1,416
Net change in unrealized holding gain on securities available for sale	(20,367)	(1,368)
Recognition of operating lease right-of-use assets	(6,063)	(27,668)
Recognition of operating lease liabilities	6,063	27,668
Acquisition - Refer to Note 3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 - BUSINESS DESCRIPTION

RBB Bancorp (“RBB”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, Royal Business Bank ("Bank") and RBB Asset Management Company ("RAM"), collectively referred to herein as "the Company". RAM was formed to hold and manage problem assets acquired in business combinations.

At June 30, 2022, the Company had total consolidated assets of $4.0 billion, gross consolidated loans (held for investment and held for sale) of $3.0 billion, total consolidated deposits of $3.0 billion and total consolidated stockholders' equity of $463.7 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

The Company operates full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, and Westlake Village, California; Las Vegas, Nevada; Manhattan, Brooklyn, Flushing, and Elmhurst, New York; the Chinatown and Bridgeport neighborhoods of Chicago, Illinois; Edison, New Jersey; and Honolulu, Hawaii. The Company’s primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals. On May 2, 2022, we opened our Bensonhurst branch on 86th Street in Brooklyn, New York.

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

The Company has completed six whole bank acquisitions from July 2011 through January 2022. All of the Company’s acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. In addition, on December 28, 2021, the Company announced that it had entered into an agreement to acquire Gateway Bank F.S.B. (“Gateway”), a commercial bank based in Oakland, California, in a cash transaction valued at approximately $22.9 million, subject to certain terms and conditions, including customary holdbacks if certain contingencies are not met, and other possible adjustments as contained in the agreement. As of June 30, 2022, Gateway had total assets of $160.0 million, total gross loans of $111.3 million, total deposits of $145.9 million and total tangible equity of $13.5 million. The acquisition is subject to several conditions, including the receipt of all requisite regulatory approvals, and management currently believes that the acquisition will close in the fourth quarter of 2022.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months and the six months ended June 30, 2022 are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2021, included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021 and Amendment No. 1 to the Annual Report on Form 10-K/A (collectively our “2021 Annual Report”).

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It is reasonably possible our estimate of the allowance for loan losses could change as actual results could differ from those estimates.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (Topic 326), including subsequent amending ASUs. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held to maturity securities, loan commitments, and financial guarantees. For available for sale (“AFS”) debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 was originally proposed to be effective for interim and annual reporting periods for an emerging growth company beginning after December 15, 2020, but was subsequently extended until December 31, 2022. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The CECL implementation project team of the Company is currently working with an outside firm to develop an econometric regression model. The Company expects to have an independent third party validation of the CECL model in the second half of 2022. Management currently believes based on its preliminary model that a one-time cumulative adjustment will be made to the Company's allowance for credit losses which will be recorded through retained earnings upon adoption of ASU 2016-13 on December 31, 2022.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three year period the day-one adverse regulatory capital effects of ASU 2016-13. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the novel coronavirus disease 2019 ("COVID-19") pandemic. As a result, entities will have the option to gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. Currently, RBB does not expect to take the option to phase in the regulatory capital effects of CECL and, instead, will reflect the effects to its regulatory capital upon adoption on December 31, 2022.

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

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)”. This ASU is for equity securities accounted for by the equity method. The amendment clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The Company has equity securities on our balance sheet but are not material to be considered for the equity method. For an EGC, this ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Adoption of ASU 2020-01 on January 1, 2022 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting". This pronouncement is applicable to all companies with contracts or hedging relationships that reference an interest rate that is expected to be discontinued. The ASU provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate (“SOFR”). The guidance was effective upon issuance and generally can be applied through December 31, 2022. Of the Company’s $3.0 billion in total gross loans as of June 30, 2022, approximately 6.2% have a LIBOR based reference rate. The Company has several issuances of LIBOR based long-term debt and subordinated debentures. Refer to Notes 9 and 10 of the Company’s consolidated financial statements included in this Form 10-Q. The Company is developing new SOFR-based loan products that will be substantially equivalent to prior LIBOR-based loan products and the Company has adopted SOFR as the alternative reference rate to replace LIBOR with respect to the Company’s long-term debt and subordinated debentures.

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

NOTE 3 – ACQUISITIONS

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

The Company acquired this branch to strategically establish a presence in the Hawaiian Islands area. Goodwill in the amount of $2.3 million and core deposit premium of $729,000 was recognized in connection with this acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill is not deductible for income tax purposes.

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

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) debt securities and held to maturity (“HTM”) debt securities as of  June 30, 2022 and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2022	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,364	$—	$(373)	$4,991
SBA agency securities	2,877	—	(127)	2,750
Mortgage-backed securities- Government sponsored agencies	52,299	—	(4,909)	47,390
Collateralized mortgage obligations	137,776	9	(10,572)	127,213
Commercial paper	128,655	—	(182)	128,473
Corporate debt securities	41,198	6	(2,960)	38,244
Municipal securities	12,686	—	(3,612)	9,074
Total	$380,855	$15	$(22,735)	$358,135

Held to maturity
Municipal taxable securities	$1,005	$20	$—	$1,025
Municipal securities	4,736	—	(146)	4,590
Total	$5,741	$20	$(146)	$5,615

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,689	$4	$(83)	$5,610
SBA agency securities	3,351	118	—	3,469
Mortgage-backed securities- Government sponsored agencies	55,534	31	(540)	55,025
Collateralized mortgage obligations	121,377	128	(1,994)	119,511
Commercial paper	129,962	—	(36)	129,926
Corporate debt securities	41,999	460	(254)	42,205
Municipal securities	12,701	—	(187)	12,514
Total	$370,613	$741	$(3,094)	$368,260

Held to maturity
Municipal taxable securities	$1,506	$77	$—	$1,583
Municipal securities	4,746	248	—	4,994
Total	$6,252	$325	$—	$6,577

One security with a fair value of $90,000 and $117,000 at June 30, 2022 and December 31, 2021, respectively, was pledged to secure a local agency deposit.

There were no sales of investment securities during the three and six months ended June 30, 2022 and 2021, respectively.

The amortized cost and fair value of the investment securities portfolio at June 30, 2022 and December 31, 2021 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
June 30, 2022
Government agency securities	$—	$—	$5,364	$4,991	$—	$—	$—	$—	$5,364	$4,991
SBA agency securities	—	—	1,275	1,212	1,602	1,538	—	—	2,877	2,750
Mortgage-backed securities- Government sponsored agencies	—	—	19,249	18,221	17,992	16,362	15,058	12,807	52,299	47,390
Collateralized mortgage obligations	3,034	3,034	37,290	35,566	93,299	85,289	4,153	3,324	137,776	127,213
Commercial paper	128,655	128,473	—	—	—	—	—	—	128,655	128,473
Corporate debt securities	—	—	9,874	9,625	28,651	26,670	2,673	1,949	41,198	38,244
Municipal securities	—	—	—	—	—	—	12,686	9,074	12,686	9,074
Total available for sale	$131,689	$131,507	$73,052	$69,615	$141,544	$129,859	$34,570	$27,154	$380,855	$358,135

Municipal taxable securities	$—	$—	$1,005	$1,025	$—	$—	$—	$—	$1,005	$1,025
Municipal securities	—	—	—	—	1,742	1,709	2,994	2,881	4,736	4,590
Total held to maturity	$—	$—	$1,005	$1,025	$1,742	$1,709	$2,994	$2,881	$5,741	$5,615
(dollars in thousands)
December 31, 2021
Government agency securities	$—	$—	$5,689	$5,610	$—	$—	$—	$—	$5,689	$5,610
SBA agency securities	—	—	1,551	1,582	1,800	1,887	—	—	3,351	3,469
Mortgage-backed securities- Government sponsored agencies	5,001	4,998	35,254	35,000	15,279	15,027	—	—	55,534	55,025
Collateralized mortgage obligations	117	117	78,021	76,496	43,239	42,898	—	—	121,377	119,511
Commercial paper	129,962	129,926	—	—	—	—	—	—	129,962	129,926
Corporate debt securities	7,999	8,007	8,389	8,633	22,927	22,931	2,684	2,634	41,999	42,205
Municipal securities	—	—	—	—	—	—	12,701	12,514	12,701	12,514
Total available for sale	$143,079	$143,048	$128,904	$127,321	$83,245	$82,743	$15,385	$15,148	$370,613	$368,260

Municipal taxable securities	$500	$502	$1,006	$1,081	$—	$—	$—	$—	$1,506	$1,583
Municipal securities	—	—	—	—	1,743	1,818	3,003	3,176	4,746	4,994
Total held to maturity	$500	$502	$1,006	$1,081	$1,743	$1,818	$3,003	$3,176	$6,252	$6,577

The following table summarizes investment securities with unrealized losses at June 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
June 30, 2022
Government agency securities	$(373)	$4,991	3	$—	$—	—	$(373)	$4,991	3
SBA securities	(127)	2,750	4	—	—	—	(127)	2,750	4
Mortgage-backed securities- Government sponsored agencies	(3,189)	35,927	12	(1,720)	11,463	4	(4,909)	47,390	16
Collateralized mortgage obligations	(6,925)	79,184	30	(3,647)	34,289	10	(10,572)	113,473	40
Commercial paper	(182)	128,473	19	—	—	—	(182)	128,473	19
Corporate debt securities	(2,373)	35,067	32	(587)	2,672	2	(2,960)	37,739	34
Municipal securities	(2,170)	5,284	4	(1,442)	3,790	7	(3,612)	9,074	11
Total available for sale	$(15,339)	$291,676	104	$(7,396)	$52,214	23	$(22,735)	$343,890	127

Municipal securities	$(146)	$4,590	10	$—	$—	—	$(146)	$4,590	10
Total held to maturity	$(146)	$4,590	10	$—	$—	—	$(146)	$4,590	10

	Less than Twelve Months			Twelve Months or More			Total

(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
December 31, 2021
Government agency securities	$(83)	$4,860	1	$—	$—	—	$(83)	$4,860	1
Mortgage-backed securities- Government sponsored agencies	(536)	44,009	12	(4)	9,974	2	(540)	53,983	14
Collateralized mortgage obligations	(1,916)	79,851	23	(78)	17,782	4	(1,994)	97,633	27
Commercial paper	(36)	129,926	19	—	—	—	(36)	129,926	19
Corporate debt securities	(254)	13,208	12	—	—	—	(254)	13,208	12
Municipal securities	(160)	11,447	9	(27)	1,067	2	(187)	12,514	11
Total available for sale	$(2,985)	$283,301	76	$(109)	$28,823	8	$(3,094)	$312,124	84

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

Equity Securities - The Company has several CRA equity investments. The Company recorded no gain nor loss for the three and six months ended June 30, 2022 and a loss of $35,000 and $55,000 for the three and six months ended June 30, 2021, respectively, due to the decrease in the fair value of those equity investments without readily determinable fair values. CRA equity securities were $20.0 million as of both  June 30, 2022 and December 31, 2021.

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

	For the Three Months Ended June 30,
	2022					2021
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$29,022	$3,800	$470	$—	$33,292	$25,934	$4,781	$46	$34	$30,795
Provisions	1,471	(550)	(6)	—	915	567	96	(30)	(5)	628
Charge-offs	—	—	(55)	—	(55)	(67)	(90)	—	—	(157)
Recoveries	—	—	2	—	2	—	—	86	—	86
	$30,493	$3,250	$411	$—	$34,154	$26,434	$4,787	$102	$29	$31,352

	For the Six Months Ended June 30,
	2022					2021
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$28,592	$3,793	$527	$—	$32,912	$24,677	$4,617	$43	$—	$29,337
Provisions	1,901	(603)	(17)	—	1,281	1,824	260	15	29	2,128
Charge-offs	—	—	(102)	—	(102)	(67)	(90)	(42)	—	(199)
Recoveries	—	60	3	—	63	—	—	86	—	86
	$30,493	$3,250	$411	$—	$34,154	$26,434	$4,787	$102	$29	$31,352

	For the Year Ended December 31, 2021
(dollars in thousands)	Real Estate	Commercial	Other	Total
Allowance for loan losses:
Beginning balance	$24,677	$4,617	$43	$29,337
Provisions	3,982	(480)	457	3,959
Charge-offs	(67)	(501)	(59)	(627)
Recoveries	—	157	86	243
	$28,592	$3,793	$527	$32,912

The following table presents the recorded investment in loans and impairment method as of June 30, 2022 and 2021 and December 31, 2021, by portfolio segment:

(dollars in thousands)
June 30, 2022	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$2	$—	$—	$2
General	30,493	3,248	411	—	34,152
Total allowance for loan losses	$30,493	$3,250	$411	$—	$34,154
Loans evaluated for impairment:
Individually	$7,534	$6,403	$—	$—	$13,937
Collectively	2,715,320	290,945	25,744	—	3,032,009
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,722,854	$297,348	$25,744	$—	$3,045,946

June 30, 2021	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$440	$—	$—	$440
General	26,434	4,347	102	29	30,912
Total allowance for loan losses	$26,434	$4,787	$102	$29	$31,352
Loans evaluated for impairment:
Individually	$12,032	$7,211	$—	$—	$19,243
Collectively	2,311,711	368,441	9,811	—	2,689,963
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,323,743	$375,652	$9,811	$—	$2,709,206

December 31, 2021	Real Estate	Commercial	Other	Unallocated	Total
Reserves:
Specific	$—	$30	$—	$—	$30
General	28,592	3,763	527	—	32,882
Total allowance for loan losses	$28,592	$3,793	$527	$—	$32,912
Loans evaluated for impairment:
Individually	$10,340	$10,385	$—	$—	$20,725
Collectively	2,545,379	334,460	30,786	—	2,910,625
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,555,719	$344,845	$30,786	$—	$2,931,350

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

The risk category of loans by class of loans was as follows at June 30, 2022 and December 31, 2021:

(dollars in thousands)		Special
June 30, 2022	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$356,631	$—	$—	$141	$356,772
Commercial real estate	1,118,952	—	39,438	1,960	1,160,350
Single-family residential mortgages	1,200,243	—	56	5,433	1,205,732
Commercial:
Commercial and industrial	209,590	23,281	3,753	1,421	238,045
SBA	49,541	—	4,780	4,982	59,303
Other:	25,744	—	—	—	25,744
	$2,960,701	$23,281	$48,027	$13,937	$3,045,946

(dollars in thousands)		Special
December 31, 2021	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$299,333	$3,662	$—	$149	$303,144
Commercial real estate	1,184,889	2,006	55,104	6,000	1,247,999
Single-family residential mortgages	1,000,385	—	—	4,191	1,004,576
Commercial:
Commercial and industrial	255,439	—	9,148	4,122	268,709
SBA	62,300	1,303	6,270	6,263	76,136
Other:	30,786	—	—	—	30,786
	$2,833,132	$6,971	$70,522	$20,725	$2,931,350

The following table presents the aging of the recorded investment in past-due loans at June 30, 2022 and December 31, 2021 by class of loans:

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
June 30, 2022	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$141	$141	$356,631	$356,772	$141
Commercial real estate	243	—	667	910	1,159,440	1,160,350	667
Single-family residential mortgages	3,064	3,660	2,933	9,657	1,196,075	1,205,732	5,433
Commercial:
Commercial and industrial	1,186	5	1,063	2,254	235,791	238,045	1,063
SBA	—	1,720	3,686	5,406	53,897	59,303	4,982
Other:	88	13	—	101	25,643	25,744	—
	$4,581	$5,398	$8,490	$18,469	$3,027,477	$3,045,946	$12,286
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$—	$—	$—

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
December 31, 2021	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$149	$149	$302,995	$303,144	$149
Commercial real estate	1,914	3,002	667	5,583	1,242,416	1,247,999	4,672
Single-family residential mortgages	10,554	2,238	2,680	15,472	989,104	1,004,576	4,191
Commercial:
Commercial and industrial	1,575	—	3,689	5,264	263,445	268,709	3,712
SBA	—	1,733	4,839	6,572	69,564	76,136	6,263
Other:	57	7	—	64	30,722	30,786	—
	$14,100	$6,980	$12,024	$33,104	$2,898,246	$2,931,350	$18,987
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$5,957	$5,957	$—

(1)	Included in total loans.

The Company has no loans that are 90 days or more past due and still accruing at June 30, 2022 and December 31, 2021.

Information relating to individually impaired loans presented by class of loans was as follows at June 30, 2022 and December 31, 2021:

	Unpaid
(dollars in thousands)	Principal	Recorded	Related
June 30, 2022	Balance	Investment	Allowance
With no related allowance recorded
Construction and land development	$173	$141	$—
Commercial and industrial	1,445	1,421	—
Commercial real estate	1,972	1,960	—
Single-family residential mortgage loans	5,616	5,433	—
Commercial - SBA	4,973	4,973	—
With related allowance recorded
Commercial-SBA	10	9	2
Total	$14,189	$13,937	$2

	Unpaid
(dollars in thousands)	Principal	Recorded	Related
December 31, 2021	Balance	Investment	Allowance
With no related allowance recorded
Construction and land development	$173	$149	$—
Commercial and industrial	4,096	4,096	—
Commercial real estate	6,059	6,000	—
Residential mortgage loans	4,365	4,191	—
Commercial - SBA	6,274	6,245	—
With related allowance recorded
Commercial and industrial	27	26	27
Commercial-SBA	18	18	3
Total	$21,012	$20,725	$30

The following table presents information on impaired loans and leases, disaggregated by loan segment, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
(dollars in thousands)	Balance	Income	Balance	Income	Balance	Income	Balance	Income
With no related allowance recorded
Construction and land development	$173	$—	$173	$—	$173	$8	$173	$—
Commercial and industrial	1,452	6	470	7	1,464	13	480	15
Commercial real estate	1,979	33	1,953	33	1,988	64	1,967	67
Residential mortgage loans	5,636	—	10,403	—	5,649	—	10,407	—
Commercial - SBA	5,173	—	7,146	—	5,173	—	7,228	—
With related allowance recorded
Commercial and industrial	—	—	437	—	—	—	437	—
Other	13	—	28	—	15	—	30	1
Total	$14,426	$39	$20,610	$40	$14,462	$85	$20,722	$83

No interest income on non-accrual loans was recognized on a cash basis for the three or six months ended June 30, 2022 and 2021 or for the year ended December 31, 2021.

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

The Company identified seven loans as TDRs at June 30, 2022 and nine loans at December 31, 2021, with aggregate balances of $3.1 million and $3.4 million, respectively. Non-accrual TDRs were $1.5 million and $1.7 million at June 30, 2022 and December 31, 2021, respectively. There were $2,000 and $3,000 specific reserves allocated to such loans as of June 30, 2022 and December 31, 2021, respectively. There are no commitments to lend additional amounts at June 30, 2022 and December 31, 2021 to customers with outstanding loans that are classified as TDRs. There were no non-accrual loans that were modified as TDRs during the past twelve months that had payment defaults during the periods.

There were no loans modified as TDRs during the three and six months ended June 30, 2022. There were two loans modified as TDRs during the three and six months ended  June 30, 2021. These two loans had a pre-modification recorded investment and post-modification recorded investment of $403,000. The modification of the terms generally included loans where a moratorium on loan payments was granted. Such moratoriums ranged from six months to nine months on the loans restructured in 2022 and 2021.

NOTE 6 - LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances at June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Loans serviced for others:
Mortgage loans	$1,196,133	$1,308,672
SBA loans	129,294	138,173
Commercial real estate loans	4,031	4,070

The fair value of servicing assets for mortgage loans was $18.2 million and $15.4 million at June 30, 2022 and December 31, 2021, respectively. The fair value of servicing assets for SBA loans was $3.7 million and $4.1 million at June 30, 2022 and December 31, 2021, respectively. Estimates of the loan servicing asset fair value are derived through a discounted cash flow analysis. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography. The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place. The analysis accounts for recent transactions, and supply and demand within the market.

Servicing fees net of servicing asset amortization totaled $472,000 and $904,000 for the three and six months ended June 30, 2022, respectively, and $118,000 and $364,000 for the three and six months ended June 30, 2021.

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

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$8,264	$2,784	$8,748	$2,769
Additions	148	21	448	184
Disposals	(173)	(221)	(564)	(272)
Amortized to expense	(273)	(94)	(666)	(191)
End of period	$7,966	$2,490	$7,966	$2,490

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$9,956	$3,308	$10,529	$3,436
Additions	581	131	1,209	207
Disposals	(719)	(78)	(1,341)	(161)
Amortized to expense	(500)	(121)	(1,079)	(242)
End of period	$9,318	$3,240	$9,318	$3,240

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions are tested for impairment at least annually. The Company has historically selected December 31st as the date to perform the annual impairment test. Goodwill amounted to $71.5 million and $69.2 million at June 30, 2022 and at December 31, 2021, respectively, and is the only intangible asset with an indefinite life on the Company's balance sheet. Goodwill in the amount of $2.3 million was recognized in conjunction with the acquisition of the Honolulu, Hawaii branch office.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank and branch acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. In January 2022, $729,000 of CDI was recognized in conjunction with the Hawaii branch purchase. The unamortized balance at June 30, 2022 and December 31, 2021 was $4.2 million and $4.1 million, respectively. CDI amortization expense was $277,000 and $287,000 for the three months ended June 30, 2022 and 2021, respectively and $556,000 and $588,000 for the six months ended June 30, 2022 and 2021.

Estimated CDI amortization expense for future years is as follows:

(dollars in thousands)
As of June 30:
Remainder of 2022	$530
2023	923
2024	784
2025	672
2026	501
Thereafter	838
Total	$4,248

NOTE 8 - DEPOSITS

At June 30, 2022, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	June 30, 2022
One year	$1,074,566
Two to three years	37,783
Over three years	1,900
Total	$1,114,249

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

At June 30, 2022 and December 31, 2021, long-term debt was as follows:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Principal	$175,000	$175,000
Unamortized debt issuance costs	$1,704	$1,993

The following table presents interest and amortization expense the Company incurred for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Interest Expense:
Interest	$2,050	$2,050	$4,100	$3,779
Amortization	145	157	289	236

The Intercontinental Exchange (“ICE”) Benchmark Administration ceased publishing 1-week and 2-month LIBOR rate at the end of 2021 and will cease publishing all other LIBOR tenors at June 30, 2023. At this point in time, the Company has adopted SOFR as the alternative reference rate to replace LIBOR with respect to the Company’s long-term debt.

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Holding Company (“TFC”) in 2016, acquired TFC Statutory Trust (the “Trust”). The Trust conducted a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC issued $5 million of subordinated debentures to the Trust in exchange for ownership of all of the common securities of the Trust and the proceeds of the preferred securities sold by the Trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition, which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security. The Company also purchased an investment in the common stock of the Trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Federal Reserve on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to three month LIBOR plus 1.65%, which was 3.48% as of June 30, 2022 and 1.85% at December 31, 2021.

In October 2018, the Company, through the acquisition of First American International Corp. (“FAIC”), acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. The FAIC Trust issued 7,000 units of thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7,000,000 to an independent investor, and FAIC issued $7.2 million of subordinated debentures to the FAIC Trust for all of its common securities, amounting to $217,000, which is included in other assets. There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at June 30, 2022 was 4.08% and 2.45% at December 31, 2021.

In January 2020, the Company, through the acquisition of PGBH, acquired Pacific Global Bank Trust I (“PGBH Trust”), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed to floating rate capital securities with an aggregate liquidation amount of $5,000,000 and 155 common securities with an aggregate liquidation amount of $155,000. PGBH issued $5.2 million of subordinated debentures to PGBH Trust in exchange for ownership of all the common securities of PGBH Trust. There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at June 30, 2022 was 3.93% and 2.30% at December 31, 2021.

The Company paid interest expense of $130,000 and $95,000 for the three months ended June 30, 2022 and 2021, respectively, and $229,000 and $114,000 for the six months ended June 30, 2022 and 2021 on the subordinated debentures. The amount of aggregate amortization expense recognized was $55,000 for the three months ended June 30, 2022 and 2021, and $109,000 for the six months ended June 30, 2022 and 2021.

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

The ICE Benchmark Administration ceased publishing 1-week and 2-month  LIBOR rate at the end of 2021 and will cease publishing all other LIBOR tenors at June 30, 2023. At this point in time, the Company has adopted SOFR as the alternative reference rate to replace LIBOR with respect to the Company’s subordinated debentures.

NOTE 11 - BORROWING ARRANGEMENTS

The Company has established secured and unsecured lines of credit. The Company may borrow funds from time to time on a term or overnight basis from the Federal Home Loan Bank of San Francisco ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB") and other financial institutions as indicated below.

Federal Funds Arrangements with Commercial Banks. At June 30, 2022, the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $50.0 million overnight from Zions Bank, Wells Fargo Bank, First Horizon Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements. At June 30, 2022, the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit. The secured borrowing capacity with the FRB of $12.4 million at June 30, 2022 is collateralized by loans pledged with a carrying value of $16.8 million.

FHLB Secured Line of Credit. The secured borrowing capacity with the FHLB of $913.5 million at June 30, 2022 is collateralized by loans pledged with a carrying value of $1.2 billion.

FHLB Advances. At June 30, 2022, the Company had overnight advances of $100.0 million and long-term (five year original term) advances of $150.0 million at a weighted average rate of 1.37% with the FHLB. The Company paid interest expenses of $518,000 and $440,000 on such FHLB advances for the three months ended June 30, 2022 and 2021, respectively, and $954,000 and $875,000 on such FHLB advances for the six months ended June 30, 2022 and 2021, respectively. There were no other borrowing arrangements other than FHLB advances as of June 30, 2022 and at December 31, 2021.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the three months ended June 30, 2022 and 2021, the Company recorded an income tax provision of $6.5 million and $5.5 million, respectively, reflecting an effective tax rate of 29.6% and 29.3% for the three months ended June 30, 2022 and 2021, respectively. During the six months ended  June 30, 2022 and 2021, the Company recorded an income tax provision of $12.9 million and $11.2 million, respectively, reflecting an effective tax rate of 30.0% and 30.2% for the six months ended  June 30, 2022 and 2021, respectively. The Company recognized a tax benefit from stock option exercises of $279,000 and $68,000 for the three months ended June 30, 2022 and 2021, respectively and $302,000 and $124,000 for the six months ended June 30, 2022 and 2021, respectively.

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

At June 30, 2022 and December 31, 2021, the Company had the following financial commitments whose contractual amount represents credit risk:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Commitments to make loans	$160,680	$202,288
Unused lines of credit	260,851	251,931
Commercial and similar letters of credit	3,080	1,214
Standby letters of credit	3,230	4,728
Total	$427,841	$460,161

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

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space, and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate at lease when it is reasonably certain that the Company will exercise those options. The Company's measurement of the ROU assets and operating lease liabilities does not include payments associated with the option to extend or terminate the lease. The ROU lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company did not possess any leases that have variable lease payments or residual value guarantees as of June 30, 2022.

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

Future minimum rent payments on the Company’s leases were as follows at June 30, 2022:

(dollars in thousands)
As of June 30, 2022:
2022 remaining	$2,247
2023	4,805
2024	3,655
2025	3,485
2026	3,478
Thereafter	10,520
Total	$28,190
Less amount of payment representing interest	(1,367)
Total present value of lease payments	$26,823

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.3 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively and $2.6 million and $2.6 million for the six months ended  June 30, 2022 and 2021, respectively. The Company received rental income of $135,000 and $98,000 in the second quarter of 2022 and 2021, respectively and $270,000 and $203,000 for the six months ended  June 30, 2022 and 2021, respectively. During second quarter of 2022, the Company extended the lease at a New York branch for another ten years and recognized additional $4.8 million right-of-use asset and lease liability.

The following table presents the operating lease related assets and liabilities recorded on the Consolidated Balance Sheet, and the weighted-average remaining lease terms and discount rates as of  June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Operating Leases
ROU assets	$25,931	$22,454
Lease liabilities	26,823	23,282

Weighted-average remaining lease term (in years)	7.32	6.84
Weighted-average discount rate	1.68%	1.01%

NOTE 15 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Beginning balance	$8,441	$1,243
New loans and advances	—	10,292
Repayments	(1,572)	$(3,094)
Ending balance	$6,869	$8,441

There were $1.6 million unfunded loan commitments outstanding to executive officers, directors and their related interests with whom they are associated at June 30, 2022 and none at December 31, 2021.

Deposits from principal officers, directors, and their affiliates at June 30, 2022 and December 31, 2021 were $56.8 million and $57.6 million, respectively.

Several directors and their affiliates own in the aggregate $8.1 million of RBB's subordinated debentures as of June 30, 2022.

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

Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan

The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the "OSIP") was approved by the Company’s board of directors in January 2019 and approved by the Company’s shareholders in May 2022. The OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the OSIP, or 3,848,341 shares. As of June 30, 2022, there were 1,054,083 shares of common stock available for issuance under the OSIP. This represents 5.6% of the issued and outstanding shares of the Company’s common stock as of June 30, 2022. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

The recorded compensation expense for stock options was $71,000 and $121,000 and the Company recognized income tax benefit of $279,000 and $68,000 for the three months ended June 30, 2022 and 2021, respectively. The recorded compensation expense for stock options was $156,000 and $231,000 and the Company recognized income tax benefit of $302,000 and $124,000 for the six months ended June 30, 2022 and 2021, respectively. Unrecognized stock-based compensation expense related to options was $403,000 and $959,000 as of June 30, 2022 and 2021, respectively. Unrecognized stock-based compensation expense will be recognized over a weighted-average period of 1.3 years as of  June 30, 2022.

The fair value of each option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions presented below for 2022 and 2021.

	May 2022	July 2021	January 2021
Expected volatility	29.5%	31.6%	30.8%
Expected term (years)	6.0	6.0	6.0
Expected dividends	2.52%	1.98%	1.86%
Risk free rate	2.71%	0.48%	0.26%
Grant date fair value	$5.28	$5.69	$4.14

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

A summary of the status of option awards pursuant to the Company's stock option plans as of June 30, 2022 and changes during the six months ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for share amounts)	Shares	Price	Term in years	Value
Outstanding at beginning of year	943,918	$14.66
Granted	10,000	21.46
Exercised	(224,376)	12.72
Forfeited/cancelled	(69,000)	16.48
Outstanding at end of period	660,542	$15.23	3.51	$3,649

Options exercisable	542,537	$14.49	2.40	$3,354

As of December 31, 2021, the number of unvested stock options were 237,500 with a weighted-average grant date fair value of $4.28. During six months ended June 30, 2022, there were 10,000 unvested stock options granted with a weighted-average grant date fair value of $21.46 and 51,495 stock options vested with a weighted average grant date fair value of $18.39. During six months ended June 30, 2022, there were a total of 78,000 stock options forfeited or exercised with weighted average grant date fair value of $16.74, and among those options 51,001 shares were unvested upon forfeiture.

The total fair value of the 51,495 and 35,500 vested shares was $1.1 million and $860,000 during the six months ended June 30, 2022 and 2021, respectively. The number of unvested stock options were 118,005 and 245,500 with a weighted-average grant date fair value of $4.36 and $4.11 as of June 30, 2022 and 2021, respectively.

Cash received from the exercise of 198,613 stock options was $2.5 million for the three months ended June 30, 2022 and cash received from the exercise of 43,976 stock options was $467,000 for the three months ended June 30, 2021. The intrinsic value of options exercised was $1.7 million and $438,000 for the three months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, cash received from the exercise of 224,376 stock options was $2.9 million, and for the six months ended June 30, 2021, cash received from the exercise of 76,265 stock options was $806,000. The intrinsic value of options exercised was $1.9 million and $748,000 for the six months ended June 30, 2022 and 2021, respectively.

The Company did not grant restricted stock in 2022. The Company granted restricted stock for 60,000 shares at a closing price of $17.74 in 2021. These restricted stock awards are scheduled to vest over a three year period from the January 21, 2021 grant date. Unvested restricted stock of 40,000 shares were forfeited and related unrecognized stock-based compensation expense was reversed on April 8, 2022, due to a former employee's resignation. As of June 30, 2022, there were no outstanding restricted stock awards.

The recorded compensation expense for restricted stock was $6,000 and $195,000 for the three months ended June 30, 2022 and 2021, respectively and $95,000 and $371,000 for the six months ended June 30, 2022 and 2021, respectively. Unrecognized stock-based compensation expense related to restricted stock was zero and $959,000 as of June 30, 2022 and 2021, respectively.

The following table presents restricted stock activity during the six months ended June 30, 2022.

		Weighted-Average
		Grant Date
(dollars in thousands, except for share amounts)	Shares	Fair Value
Outstanding at beginning of year	60,000	$17.74
Granted	—	—
Vested	(20,000)	17.74
Forfeited/cancelled	(40,000)	17.74
Outstanding at end of period	—	$—

The Company granted 39,497 restricted stock units at a closing price of $27.16 on January 19, 2022, to its directors and executive officers. These restricted stock units are scheduled to vest over a one year period for shares granted to directors and a three year period for shares granted to executive officers from the grant date. As of  June 30, 2022, there were 22,770 remaining unvested restricted stock units.

The recorded compensation expense for restricted stock units was $72,000 and none for the three months ended  June 30, 2022 and 2021, respectively and $155,000 and none for the six months ended  June 30, 2022 and 2021, respectively. Unrecognized stock-based compensation expense related to restricted stock units was $522,000 and zero as of  June 30, 2022 and 2021, respectively. As of  June 30, 2022, unrecognized stock-based compensation expense related to restricted stock units is expected to be recognized over the next 2.0 years. Unvested restricted stock unit of 15,727 shares were forfeited and related unrecognized stock-based compensation expense was reversed during second quarter of 2022, due to former employees' resignation.

The following table presents restricted stock unit activity during the six months ended June 30, 2022.

		Weighted-Average
		Grant Date
(dollars in thousands, except for share amounts)	Shares	Fair Value
Outstanding at beginning of year	—	$—
Granted	39,497	27.16
Vested	(1,000)	27.16
Forfeited/cancelled	(15,727)	27.16
Outstanding at end of period	22,770	$27.16

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes that at June 30, 2022 and December 31, 2021, RBB and the Bank satisfied all capital adequacy requirements to which they were subject.

As defined in applicable regulations and set forth in the tables below, RBB and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the "well capitalized" standards at the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022:
Tier 1 Leverage Ratio
Consolidated	$419,555	10.95%	$153,193	4.0%	N/A	N/A
Bank	532,221	13.90%	153,170	4.0%	191,463	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$404,944	14.82%	$122,997	4.5%	N/A	N/A
Bank	532,221	19.51%	122,737	4.5%	177,287	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$419,555	15.35%	$163,996	6.0%	N/A	N/A
Bank	532,221	19.51%	163,649	6.0%	218,199	8.0%
Total Risk-Based Capital Ratio
Consolidated	$627,030	22.94%	$218,661	8.0%	N/A	N/A
Bank	566,328	20.76%	218,199	8.0%	272,749	10.0%

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Tier 1 Leverage Ratio
Consolidated	$410,134	10.21%	$160,642	4.0%	N/A	N/A
Bank	499,325	12.45%	160,418	4.0%	200,523	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$395,632	14.86%	$119,841	4.5%	N/A	N/A
Bank	499,325	18.80%	119,550	4.5%	172,684	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$410,134	15.40%	$159,788	6.0%	N/A	N/A
Bank	499,325	18.80%	159,401	6.0%	212,534	8.0%
Total Risk-Based Capital Ratio
Consolidated	$616,440	23.15%	$213,051	8.0%	N/A	N/A
Bank	532,544	20.05%	212,534	8.0%	265,668	10.0%

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

Appraisals for OREO are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. When a Notice of Default is recorded, an appraisal report is ordered. Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals. Commercial appraisals are sent to an independent third party to review. The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value. If the existing appraisal is older than twelve months a new appraisal report is ordered. No significant adjustments to appraised values have been made as a result of this comparison process prior to OREO sale date.

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

Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable. Collateral-dependent impaired loans evaluated with specific reserves are classified as Level 3 assets. There were no loans of this type as of June 30, 2022 and December 31, 2021.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at June 30, 2022 and December 31, 2021:

(dollars in thousands)	Fair Value Measurements Using:
June 30, 2022	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$4,991	$—	$4,991
SBA agency securities	—	2,750	—	2,750
Mortgage-backed securities	—	47,390	—	47,390
Collateralized mortgage obligations	—	127,213	—	127,213
Commercial paper	—	128,473	—	128,473
Corporate debt securities	—	38,244	—	38,244
Municipal securities	—	9,074	—	9,074
Interest Rate Lock Contracts	—	—	71	71
	$—	$358,135	$71	$358,206
On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$5,610	$—	$5,610
SBA agency securities	—	3,469	—	3,469
Mortgage-backed securities	—	55,025	—	55,025
Collateralized mortgage obligations	—	119,511	—	119,511
Commercial paper	—	129,926	—	129,926
Corporate debt securities	—	42,205	—	42,205
Municipal securities	—	12,514	—	12,514
Interest Rate Lock Contracts	—	—	141	141
Forward Mortgage Loan Sale Contracts	—	—	124	124
	$—	$368,260	$265	$368,525
On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

No write-downs to OREO were recorded for the six months ended June 30, 2022 or for the year ended December 31, 2021.

Quantitative information about the Company's OREO non-recurring Level 3 fair value measurements at June 30, 2022 and December 31, 2021 is as follows:

OREO consisted of one single-family residence with a fair value of $293,000 as of June 30, 2022 and December 31, 2021. OREO was evaluated by third party appraisals with unobservable input of management adjustment in the range of 5%-6% to reflect current conditions and selling costs.

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

Quantitative information about the Company's recurring Level 3 fair value measurements as of June 30, 2022 and December 31, 2021 is as follows:

At December 31, 2021, fair value for IRLCs and FMLSCs totaled $265,000. All IRLCs and FMLSCs at December 31, 2021 were funded and sold to Fannie Mae in the first three months of 2022. Changes in fair value were $194,000 in 2022. Fair value for IRLCs and FMLSCs totaled $71,000 at June 30, 2022.

The fair value measurement of IRLCs and FMLSCs were primarily based on the buy price from borrowers ranging from 97 to 100, the sale price to Fannie Mae ranging from 100 to 105, and the significant unobservable inputs using margin cost rate of 1.50%.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at June 30, 2022 and December 31, 2021 are summarized as follows:

		June 30, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$224,736	$224,736	$501,372	$501,372
Federal funds sold and other cash equivalents	Level 1	100,000	100,000	193,000	193,000
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	358,135	358,135	368,260	368,260
Investment securities - HTM	Level 2	5,741	5,615	6,252	6,577
Mortgage loans held for sale	Level 1	—	—	5,957	6,055
Loans, net	Level 3	3,011,792	3,019,603	2,898,438	2,908,742
Equity securities	Level 3	19,964	19,964	19,992	19,992
Servicing assets:	Level 2	10,456	21,931	11,517	19,442

		Notional	Fair	Notional	Fair
Derivative assets:		Value	Value	Value	Value
Interest Rate Lock Contracts	Level 3	$3,172	$71	$8,099	$141
Forward Mortgage Loan Sale Contracts	Level 3	—	—	14,296	124

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,027,565	$2,992,349	$3,385,532	$3,388,008
FHLB advances	Level 3	250,000	237,408	150,000	143,237
Long-term debt	Level 3	173,296	153,486	173,007	175,773
Subordinated debentures	Level 3	14,611	13,292	14,502	13,991

NOTE 20 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”):

	For the Three Months Ended June 30,
	2022		2021
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$15,477		$13,380
Less: Earnings allocated to participating securities	$(3)		$(51)
Shares outstanding		18,881,829		19,349,802
Impact of weighting shares		184,792		11,111
Used in basic EPS	15,474	19,066,621	13,329	19,360,913
Dilutive effect of outstanding
Stock options		233,276		514,056
Restricted Stock Unit		24,356		—
Used in dilutive EPS	$15,474	19,324,253	$13,329	19,874,969

Basic earnings per common share	$0.81		$0.69
Diluted earnings per common share	$0.80		$0.67

	For the Six Months Ended June 30,
	2022		2021
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$30,094		$25,836
Less: Earnings allocated to participating securities	(34)		(91)
Shares outstanding		18,881,829		19,349,802
Impact of weighting shares		339,326		104,087
Used in basic EPS	30,060	19,221,155	25,745	19,453,889
Dilutive effect of outstanding
Stock options		311,852		390,188
Restricted Stock Units		27,468		—
Used in dilutive EPS	$30,060	19,560,476	$25,745	19,844,077

Basic earnings per common share	$1.56		$1.32
Diluted earnings per common share	$1.54		$1.30

Stock options for 15,000 shares and zero shares of common stock were not considered in computing diluted earnings per common share for June 30, 2022 and 2021, respectively, because they were anti-dilutive.

NOTE 21 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Non-interest income, in scope (1)
Fees and service charges on deposit accounts	$554	$618	$1,074	$1,305
Other fees (2)	184	148	317	283
Other income (3)	564	525	1,074	1,155
Gain on sale of OREO and fixed assets	757	—	757	—
Total in-scope non-interest income	2,059	1,291	3,222	2,743
Non-interest income, not in scope (4)	1,363	2,880	3,142	7,322
Total non-interest income	$3,422	$4,171	$6,364	$10,065

(1)	There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606.
(2)	Other fees consists of wealth management fees, miscellaneous loan fees and postage/courier fees.
(3)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity and OREO income.
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

NOTE 22 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At June 30, 2022 and December 31, 2021, the balance of the investment for qualified affordable housing projects was $6.1 million and $6.6 million, respectively. This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified housing projects totaled $823,000 and $826,000 at June 30, 2022 and December 31, 2021, respectively. The Company expects to fulfill these commitments between 2022 and 2029.

For the three months ended June 30, 2022 and 2021, the Company recognized amortization expense of $255,000 and $259,000, respectively, which was included within income tax expense on the consolidated statements of income. For the six months ended  June 30, 2022 and 2021, the Company recognized amortization expense of $510,000 and $519,000, respectively, which was included within income tax expense on the consolidated statements of income.

NOTE 23 - RECENT DEVELOPMENTS

On July 20, 2022, RBB announced a cash dividend of $0.14 per share for the second quarter of 2022. The dividend is payable on August 12, 2022 to common shareholders of record as of August 1, 2022.

On July, 21, 022, RBB announced that its Board of Directors has adopted a stock repurchase program. Under the repurchase program, RBB  may repurchase up to 500 thousand shares of its common stock, or approximately 2.63% of its outstanding shares.

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

Given the ongoing war in Ukraine and the ongoing and dynamic nature of the COVID-19 pandemic, the ultimate extent of the impacts on our business, financial position, results of operations, liquidity and prospects remain uncertain. Continued deterioration in economic conditions, including the accelerated inflation rates, continued interest rate hikes, tight labor market, supply chain disruptions or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill or other intangible assets in future periods. Changes to statutes, regulations, or regulatory policies or practices as a result of, or in response, to the war in Ukraine, COVID-19 pandemic, and high inflation rate could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with regulatory guidance. In addition to the foregoing, the following additional factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic market areas;
●	economic, market, operational, liquidity, credit and interest rate risks associated with our business, particularly in light of the recent increases in inflation and in market rates of interest;
●	lack of seasoning in our loan portfolio;
●	deteriorating asset quality and higher loan charge-offs;
●	the laws and regulations applicable to our business;
●	our ability to achieve organic loan and deposit growth and the composition of such growth;
●	our ability to originate and sell non-qualified mortgages;
●	increased competition in the financial services industry, nationally, regionally or locally;
●	our ability to maintain our historical earnings trends;
●	our ability to raise additional capital to implement our business plan;
●	material weaknesses in our internal control over financial reporting;
●	systems failures or interruptions involving our information technology and telecommunications systems or third-party servicers;
●	the composition of our management team and our ability to attract and retain key personnel;
●	the fiscal position of the U.S. federal government and the soundness of other financial institutions;

●	our ability to monitor our lending relationships;
●	the composition of our loan portfolio, and the concentration of loans in mortgage-related industries;
●	the portion of our loan portfolio that is comprised of participations and shared national credits;
●	the amount of nonperforming and classified assets we hold;
●	time and effort necessary to resolve nonperforming assets;
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

●	requirements to remediate adverse examination findings;
●	changes in the scope and cost of FDIC deposit insurance premiums;
●	implementation of regulatory initiatives regarding bank capital requirements that may require heightened capital;
●	the obligations associated with being a public company;
●	cybersecurity threats and the cost of defending against them;
●	RBB’s status as an EGC and the potential effects of no longer qualifying as an EGC in future periods;
●	our success at managing the risks involved in the foregoing items;
●	our modeling estimates related to an increased interest rate environment;
●	our ability to achieve the cost savings and efficiencies in connection with branch closures;
●	our estimates as to our expected operational leverage and the expected additional loan capacity of our relationship managers;
●	the impact of any change in the FDIC insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount;
●	geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, which could impact business and economic conditions in the United States and abroad; and
●	our success at managing the risks involved in the foregoing items.

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

Our significant accounting policies are described in greater detail in our 2021 audited consolidated financial statements included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021 and Amendment No. 1 to the Annual Report on Form 10-K/A (collectively our “2021 Annual Report”), which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

RBB is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for the Bank and RAM. At June 30, 2022, RBB had total consolidated assets of $4.0 billion, gross consolidated loans of $3.0 billion HFI and HFS, total consolidated deposits of $3.0 billion and total consolidated stockholders' equity of $463.7 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

The Company operates 24 full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, and Westlake Village (California), Brooklyn, Queens and Manhattan (New York City), Chinatown and Bridgeport (Chicago), Las Vegas (Nevada), Edison, New Jersey and Honolulu, Hawaii. We opened our 24th full-service banking office in the Bensonhurst area of Brooklyn, New York on May 2, 2022.

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

RBB has completed six whole bank acquisitions since 2011, including the acquisition of Pacific Global Bank Holdings, Inc. ("PGBH") which was completed on January 10, 2020. In addition, on December 28, 2021, the Company announced that it had entered into an agreement to acquire Gateway Bank F.S.B. (“Gateway”), a commercial bank based in Oakland, California in a cash transaction valued at approximately $22.9 million, subject to certain terms and conditions, including customary holdbacks if certain contingencies are not met, and other possible adjustments as contained in the agreement. The acquisition is subject to several conditions, including the receipt of all requisite regulatory approvals, and management currently believes the acquisition will close in the fourth quarter of 2022.

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

For the second quarter of 2022, we reported net earnings of $15.5 million, compared with $13.4 million for the second quarter of 2021, reflecting an increase of $2.1 million from the second quarter of 2021. Diluted earnings per share was $0.80 per share for the second quarter of 2022, compared to $0.67 for the same period last year.

At June 30, 2022, total assets were $4.0 billion, a decrease of $259.2 million, or 6.1%, from total assets of $4.2 billion at December 31, 2021, primarily due to a $369.6 million decrease in cash and cash equivalents due to decreases in demand deposits and savings accounts, partially offset by an increase of $114.6 million in gross loans.

At June 30, 2022, AFS investment securities totaled $358.1 million, inclusive of a pre-tax net unrealized loss of $22.7 million, compared to $368.3 million, inclusive of a pre-tax unrealized loss of $2.4 million at December 31, 2021. The increase in pre-tax unrealized losses was due to higher market interest rates. HTM investment securities totaled $5.7 million at June 30, 2022 and $6.3 million at December 31, 2021.

Total HFI loans and leases, net of deferred fees and discounts, increased $114.6 million, or 3.9%, to $3.0 billion at June 30, 2022, compared to $2.9 billion at December 31, 2021. The increase was primarily due to an increase of $201.2 million in single-family residential (“SFR”) mortgage loans and an increase of $53.6 million in construction and land development (“C&D”) loans. These increases were partially offset by decreases in commercial real estate (“CRE”) loans of $87.6 million, commercial and industrial ("C&I") loans of $30.7 million and SBA loans of $16.8 million.

There were no mortgage loans held for sale as of June 30, 2022, compared to $6.0 million at December 31, 2021. The decrease was due to a substantial decrease in FNMA loan originations in the second quarter resulting in no FNMA loans funded and ready to be sold as of June 30, 2022.

Noninterest-bearing deposits were $1.0 billion at June 30, 2022, a decrease of $246.5 million, or 19.1%, compared to $1.3 billion at December 31, 2021. Interest-bearing deposits were $2.0 billion at June 30, 2022, a decrease of $111.5 million, or 5.3%, compared to $2.1 billion at December 31, 2021. The decreases were driven by normal business fluctuations and reducing concentrations with certain customers. At June 30, 2022, noninterest-bearing deposits were 34.5% of total deposits, compared to 38.1% at December 31, 2021.

Borrowings, consisting of FHLB advances, long-term debt and subordinated debt, increased to $437.9 million at June 30, 2022, compared to $337.5 million as of December 31, 2021, or an increase of $100.4 million or 29.7%. $150.0 million in five-year original term FHLB advances have an average fixed rate of 1.18% and will mature by March 2025. The purpose of these advances was to enhance our liquidity in light of the COVID-19 pandemic at an attractive interest rate. As of June 30, 2022 and December 31, 2021, we had $100.0 million and $0, respectively, of short-term advances from the FHLB. We borrowed the short-term advances in order to maintain our liquidity while we reduced concentration of certain deposit customers.

The Company adopted ASU 2016-02, Leases, as of January 1, 2021. As of June 30, 2022, the Company reported $25.9 million in right-of-use assets for operating leases and $26.8 million in lease liabilities.

The allowance for loan losses was $34.2 million at June 30, 2022, compared to $32.9 million at December 31, 2021, an increase of $1.2 million during the six-month period ending June 30, 2022. The increase was due to a $1.3 million loan loss provision, attributable to loan growth, partially offset by a decrease in our COVID-19 reserve because of the improving economic conditions. The allowance for loan losses to total HFI loans and leases outstanding was 1.12% as of June 30, 2022 and 1.12% as of December 31, 2021.

Shareholders’ equity decreased $3.0 million, or 0.6%, to $463.7 million during the six-month period ending June 30, 2022 due to $5.4 million of common stock dividends, $16.8 million from the repurchase of common stock and a $14.1 million decrease in net accumulated other comprehensive income, which was partially offset by $30.1 million of net income, $2.9 million from the exercise of stock options and $406,000 from stock-based compensation. Higher market interest rate caused the increases in unrealized losses on AFS securities that caused the decreases in accumulated other comprehensive income.

Our capital ratios under the revised capital framework referred to as Basel III remain well capitalized. As of June 30, 2022, the Company’s Tier 1 leverage capital ratio was 10.95%, the common equity Tier 1 ratio was 14.82%, the Tier 1 risk-based capital ratio was 15.35%, and the total risk-based capital ratio was 22.94%. See “Analysis of Financial Condition -- Regulatory Capital Requirements” herein for a further discussion of our regulatory capital requirements.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$ or #	%	2022	2021	$ or #	%
	(Dollars in thousands, except per share amounts)				(Dollars in thousands, except per share amounts)
Interest income	$42,338	$35,971	$6,367	17.7%	$81,904	$71,511	$10,393	14.5%
Interest expense	5,248	5,914	(666)	(11.3)%	10,323	11,969	(1,646)	(13.8)%
Net interest income	37,090	30,057	7,033	23.4%	71,581	59,542	12,039	20.2%
Provision for loan losses	915	628	287	45.7%	1,281	2,128	(847)	(39.8)%
Net interest income after provision for loan losses	36,175	29,429	6,746	22.9%	70,300	57,414	12,886	22.4%
Noninterest income	3,422	4,171	(749)	(18.0)%	6,364	10,065	(3,701)	(36.8)%
Noninterest expense	17,612	14,680	2,932	20.0%	33,671	30,472	3,199	10.5%
Income before income taxes	21,985	18,920	3,065	16.2%	42,993	37,007	5,986	16.2%
Income tax expense	6,508	5,540	968	17.5%	12,899	11,171	1,728	15.5%
Net income	$15,477	$13,380	$2,097	15.7%	$30,094	$25,836	$4,258	16.5%
Share Data
Earnings per common share:
Basic	$0.81	$0.69	$0.12	17.4%	$1.56	$1.32	$0.24	18.2%
Diluted (1)	0.80	0.67	0.13	19.4%	1.54	1.30	0.24	18.5%
Weighted average shares outstanding (1):
Basic	19,066,621	19,432,204	(365,583)	(1.9)%	19,221,155	19,453,889	(232,734)	(1.2)%
Diluted	19,324,395	19,874,969	(550,574)	(2.8)%	19,560,547	19,844,077	(283,530)	(1.4)%
Performance Ratios
Return on average assets, annualized	1.60%	1.39%	0.21%	15.1%	1.49%	1.43%	0.06%	4.2%
Return on average shareholders’ equity, annualized	13.30%	12.13%	1.17%	9.7%	12.95%	11.89%	1.06%	8.9%
Noninterest income to average assets, annualized	0.35%	0.43%	(0.08)%	(18.6)%	0.32%	0.56%	(0.24)%	(42.9)%
Noninterest expense to average assets, annualized	1.82%	1.53%	0.29%	19.0%	1.67%	1.69%	(0.02)%	(1.2)%
Efficiency ratio	43.47%	42.89%	0.58%	1.4%	43.20%	43.78%	(0.58)%	(1.3)%
Dividend payout ratio	17.28%	18.84%	(1.56)%	(8.3)%	17.95%	18.94%	(0.99)%	(5.2)%
Average equity to asset ratio	12.00%	11.50%	0.50%	4.4%	11.51%	12.03%	(0.52)%	(4.3)%
Return on average tangible common equity, annualized (2)	15.89%	14.57%	1.32%	9.1%	15.40%	14.31%	1.09%	7.6%
Tangible book value per share (2)	$20.55	$19.04	$1.51	7.9%	$20.55	$19.04	$1.51	7.9%

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

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months and six months ended June 30, 2022 and 2021. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended June 30,
	2022			2021
(tax-equivalent basis, dollars in thousands)	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$249,738	$762	1.22%	$582,554	$508	0.35%
Securities (2)
Available for sale	399,321	1,393	1.40%	328,004	751	0.92%
Held to maturity	5,744	50	3.49%	6,667	60	3.61%
Mortgage loans held for sale	892	13	5.85%	21,033	173	3.30%
Loans held for investment: (3)
Real estate	2,663,753	35,207	5.30%	2,292,145	29,794	5.21%
Commercial	325,861	4,937	6.08%	388,049	4,702	4.86%
Total loans held for investment	2,989,614	40,144	5.39%	2,680,194	34,496	5.16%
Total earning assets	3,645,309	$42,362	4.66%	3,618,452	$35,988	3.99%
Noninterest-earning assets	243,279			230,049
Total assets	$3,888,588			$3,848,501

Interest-bearing liabilities:
NOW	$75,637	$50	0.27%	$66,777	$45	0.27%
Money market	631,807	759	0.48%	640,026	628	0.39%
Saving deposits	148,400	35	0.09%	140,418	35	0.10%
Time deposits, less than $250,000	553,282	724	0.52%	657,494	1,163	0.71%
Time deposits, $250,000 and over	526,164	782	0.60%	604,429	1,247	0.83%
Total interest-bearing deposits	1,935,290	2,350	0.49%	2,109,144	3,118	0.59%
FHLB advances	182,749	519	1.14%	150,000	440	1.18%
Long-term debt	173,201	2,195	5.08%	172,622	2,206	5.13%
Subordinated debentures	14,575	184	5.06%	14,357	150	4.19%
Total interest-bearing liabilities	2,305,815	5,248	0.91%	2,446,123	5,914	0.97%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,082,793			913,442
Other noninterest-bearing liabilities	33,377			46,549
Total noninterest-bearing liabilities	1,116,170			959,991
Shareholders' equity	466,603			442,387
Total liabilities and shareholders' equity	$3,888,588			$3,848,501
Net interest income / interest rate spreads		$37,114	3.75%		$30,074	3.02%
Net interest margin			4.08%			3.33%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs and discount accretion.

	Six Months Ended June 30,
	2022			2021
(tax-equivalent basis, dollars in	Average	Interest	Yield /	Average	Interest	Yield /
thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$438,140	$1,435	0.66%	$399,907	$905	0.46%
Securities: (2)
Available for sale	396,107	2,367	1.21%	284,129	1,323	0.94%
Held to maturity	5,996	107	3.60%	6,832	126	3.72%
Mortgage loans held for sale	2,265	56	4.99%	37,436	584	3.15%
Loans held for investment: (3)
Real estate	2,633,237	68,302	5.23%	2,299,746	59,315	5.20%
Commercial	353,267	9,685	5.53%	386,256	9,286	4.85%
Total loans held for investment	2,986,504	77,987	5.27%	2,686,002	68,601	5.15%
Total earning assets	3,829,012	$81,952	4.32%	3,414,306	$71,539	4.23%
Noninterest-earning assets	242,261			229,032
Total assets	$4,071,273			$3,643,338

Interest-bearing liabilities:
NOW deposits	$75,519	$94	0.25%	$65,690	$88	0.27%
Money market deposits	675,758	1,401	0.42%	609,854	1,251	0.41%
Savings deposits	146,872	67	0.09%	135,810	67	0.10%
Time deposits, less than $250,000	576,792	1,478	0.52%	660,246	2,659	0.81%
Time deposits, $250,000 and over	548,065	1,602	0.59%	599,234	2,716	0.91%
Total interest-bearing deposits	2,023,006	4,642	0.46%	2,070,834	6,781	0.66%
FHLB advances	166,465	954	1.16%	150,000	875	1.18%
Long-term debt	173,129	4,388	5.11%	142,349	4,015	5.69%
Subordinated debentures	14,548	339	4.70%	14,330	298	4.19%
Total interest-bearing liabilities	2,377,148	10,323	0.88%	2,377,513	11,969	1.02%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,191,540			784,276
Other noninterest-bearing liabilities	33,846			43,352
Total noninterest-bearing liabilities	1,225,386			827,628
Shareholders' equity	468,739			438,197
Total liabilities and shareholders' equity	$4,071,273			$3,643,338
Net interest income / interest rate spreads		$71,629	3.44%		$59,570	3.21%
Net interest margin			3.77%			3.52%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs and discount accretion.

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

	Comparison of Three Months Ended			Comparison of Six Months Ended
	June 30, 2022 and 2021			June 30, 2022 and 2021
	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance	Volume	Rate	Interest Variance
Interest-earning assets:
Federal funds sold, cash equivalents & other (1)	$(1,847)	$2,101	$254	$96	$434	$530
Securities: (2)
Available for sale	189	453	642	604	440	1,044
Held to maturity	(8)	(2)	(10)	(15)	(4)	(19)
Mortgage loans held for sale	(682)	522	(160)	(1,175)	647	(528)
Loans held for investment: (3)
Real estate	4,892	521	5,413	8,643	344	8,987
Commercial	(3,597)	3,832	235	(1,838)	2,237	399
Total loans held for investment	1,295	4,353	5,648	6,805	2,581	9,386
Total earning assets	$(1,053)	$7,427	$6,374	$6,315	$4,098	$10,413

Interest-bearing liabilities
NOW	$5	$-	$5	$22	$(16)	$6
Money market	(54)	185	131	122	28	150
Saving deposits	10	(10)	0	12	(12)	0
Time deposits, less than $250,000	(163)	(276)	(439)	(308)	(873)	(1,181)
Time deposits, $250,000 and over	(148)	(317)	(465)	(218)	(896)	(1,114)
Total interest-bearing deposits	(350)	(418)	(768)	(370)	(1,769)	(2,139)
FHLB advances	172	(93)	79	120	(41)	79
Long-term debt	42	(53)	(11)	1,376	(1,003)	373
Subordinated debentures	2	32	34	4	36	41
Total interest-bearing liabilities	(134)	(532)	(666)	1,130	(2,777)	(1,646)
Changes in net interest income	$(919)	$7,959	$7,040	$5,185	$6,875	$12,059

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs and discount accretion.

Results of Operations—Comparison of Results of Operations for the Three Months Ended June 30, 2022 and June 30, 2021

The following discussion of our results of operations compares the three months ended June 30, 2022 and 2021. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Net Interest Income/Average Balance Sheet. In the second quarter of 2022, we generated $37.1 million of taxable-equivalent net interest income, which was an increase of $7.0 million, or 23.4%, from the $30.1 million of taxable-equivalent net interest income we earned in the second quarter of 2021. The increase in net interest income was primarily due to a $26.9 million increase in average earning assets, a 67 basis point increase in the average yield on interest-earning assets, a $140.3 million decrease in average interest-bearing liabilities and a 6 basis point decrease in the average rate paid on interest-bearing liabilities. The increases in average yield on interest-earning assets was primarily due to increases in market rate and loan prepayment penalties. The increase in average interest-earning assets resulted from increases in average loans held for investment and average investment securities.

For the three months ended June 30, 2022 and 2021, our net interest margin was 4.08% and 3.33%, respectively. Increases in net interest margin were primarily due to increases in market interest rate and loan prepayment penalties. Our net interest margin for the three months ended June 30, 2022 and 2021, excluding accretion income on our purchased loan portfolios, would have been 4.08% and 3.31%, respectively.

Interest and fees on HFI and HFS loans for the second quarter of 2022 was $40.2 million compared to $34.7 million for the second quarter of 2021. The $5.5 million, or 15.8%, increase was primarily due to a $289.3 million, or 10.7%, increase in the average balance of total loans outstanding and a 24 basis point increase in the average yield on total loans. The increase in the average loan balance was primarily due to organic loan growth. Purchased loan discount accretion income totaled $75,000 in the second quarter of 2022 compared to $183,000 in the second quarter of 2021. For the three months ended June 30, 2022 and 2021, the yield on total HFI and HFS loans was 5.39% and 5.15%, respectively, while the yield on total loans excluding accretion income on our purchased loan portfolio would have been 5.38% and 5.12%, respectively. Due to payoffs of acquired loans, we expect accretion income to decline through the remainder of 2022.

	As of and For the Three Months Ended		As of and For the Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Beginning balance of discount on purchased loans	$1,462	$2,391	$1,726	$2,872
Additions due to acquisitions:
Commercial and industrial	—	—	8	—
Commercial real estate	—	—	26	—
Single family residential mortgages	—	—	(52)	—
Total additions	$—	$—	$(18)	$—
Accretion:
Commercial and industrial	—	(1)	4	(6)
SBA	3	3	6	6
Construction and land development	—	—	(1)	1
Commercial real estate	(42)	(47)	12	112
Single family residential mortgages	114	228	300	551
Total accretion	$75	$183	$321	$664
Ending balance of discount on purchased loans	$1,387	$2,208	$1,387	$2,208

Interest expense on deposits decreased to $2.4 million for the second quarter of 2022 as compared to $3.1 million for the second quarter of 2021. The $768,000, or 24.6%, decrease in interest expense on deposits was primarily due to a 10 basis point decrease in the average rate paid on interest-bearing deposits due to average lower rates paid on time deposits, plus a $182.5 million decrease in average time deposits, partially offset by net $8.6 million increase in average NOW, money market and saving deposits. Noninterest-bearing deposits increased due to organic deposit growth. The average balance of interest-bearing deposits decreased $173.9 million, or 8.2%, from $2.1 billion in the second quarter of 2021 compared to $1.9 billion in the second quarter of 2022 due to reducing concentrations with certain customers. Average brokered certificates of deposit were $7.7 million in the second quarter of 2022 compared to $17.4 million in the second quarter of 2021. Average non-interest-bearing deposits increased to $1.1 billion, or 18.5%, from $913.4 million in the second quarter of 2021.

Provision for Loan Losses. The $287,000 increase in the provision for loan losses, to $915,000 in the second quarter of 2022 compared to $628,000 in the second quarter of 2021, was primarily due to loan growth. There were $54,000 in net loan charge-offs in the second quarter of 2022, as compared to $71,000 in net loan charge-offs in the second quarter of 2021.

Noninterest Income. The following table sets forth the major components of our noninterest income for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Noninterest income:
Service charges, fees and other	$1,382	$1,332	$50	3.8%	$2,622	$2,800	$(178)	(6.4)%
Gain on sale of loans	344	2,572	(2,228)	(86.6)%	1,518	6,413	(4,895)	(76.3)%
Loan servicing fee, net of amortization	472	118	354	300.0%	904	364	540	148.4%
Recoveries on loans acquired in business combinations	98	5	93	1860.0%	103	10	93	930.0%
Unrealized loss on equity investments	—	(35)	35	(100.0)%	—	(55)	55	(100.0)%
Gain (loss) on derivatives	39	(38)	77	(202.6)%	(194)	129	(323)	(250.4)%
Increase in cash surrender of life insurance	330	217	113	52.1%	654	404	250	61.9%
Gain on sale of fixed assets	757	—	757	100.0%	757	—	757	100.0%
Total noninterest income	$3,422	$4,171	$(749)	(18.0)%	$6,364	$10,065	$(3,701)	(36.8)%

Noninterest income decreased $749,000, or 18.0%, to $3.4 million for the second quarter of 2022, compared to $4.2 million in the same quarter in the prior year.  The decrease was primarily due to a $2.2 million decrease on gain on sale of loans, partially offset by a $757,000 increase on gain on sale of fixed assets and a $354,000 increase on loan servicing fees.

Service charges, fees and other income. Service charges, fees and other income totaled $1.4 million in the second quarter of 2022, compared to $1.3 million in the second quarter of 2021. The $50,000 increase was primarily due to a $19,000 increase in miscellaneous loan fees and a $14,000 increase in merchant card fees.

Gain on sale of loans. Gains on sale of loans are comprised primarily of gains on sale of SFR mortgage loans and SBA loans. Gains on sale of loans totaled $344,000 in the second quarter of 2022, compared to $2.6 million in the second quarter of 2021. The decrease was primarily caused by a decrease of $64.5 million in loan sale volume, primarily due to a decrease in FNMA and non-qualified mortgage loan sales.

The following table presents information on loans sold and gains on loans sold for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Loans sold:
SBA	$1,084	$5,902	$(4,818)	(81.6)%	$9,432	$9,443	$(11)	(0.1)%
Single family residential mortgage	12,572	72,303	(59,731)	(82.6)%	39,504	202,392	(162,888)	(80.5)%
	$13,656	$78,205	$(64,549)	(82.5)%	$48,936	$211,835	$(162,899)	(76.9)%
Gain on loans sold:
SBA	$60	$747	$(687)	(92.0)%	$523	$1,102	$(579)	(52.5)%
Single family residential mortgage	284	1,825	(1,541)	(84.4)%	995	5,310	(4,315)	(81.3)%
	$344	$2,572	$(2,228)	(86.6)%	$1,518	$6,412	$(4,894)	(76.3)%

Loan servicing income, net of amortization. Our loan servicing income, net of amortization, increased by $354,000 to $472,000 for the three months ended June 30, 2022 compared to net servicing income of $118,000 for the three months ended June 30, 2021. Loan servicing income, net of amortization increased due to higher interest rates, which affects the pre-payment speeds on loans serviced. We are experiencing lower loan pre-payments in SFR loans due to higher mortgage rates. The decrease in SBA loan servicing income is due to the decrease in the volume of SBA loans we are servicing. The following table presents information on loans servicing income for the three and six months ended June 30, 2022 and 2021.

(dollars in thousands)	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
For the period	2022	2021	$	%	2022	2021	$	%
Loan servicing income, net of amortization:
Single family residential loans serviced	$446	$(83)	$529	(637.3)%	$697	$(73)	$770	(1054.8)%
SBA loans serviced	26	201	(175)	(87.1)%	207	437	(230)	(52.6)%
Total	$472	$118	$354	300.0%	$904	$364	$540	148.4%

As of June 30, 2022, we are servicing SFR mortgage loans for other financial institutions and FNMA, and we are also servicing SBA and CRE loans. The decline in the respective servicing portfolios reflects prepayment of loans from year-end 2021 through the second quarter of 2022.

The following table shows loans serviced for others as of June 30, 2022 and 2021:

	June 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%
As of period-end
Single family residential loans serviced	$1,196,133	$1,418,318	$(222,185)	(15.7)%
SBA loans serviced	129,294	154,090	(24,796)	(16.1)%
Commercial real estate loans serviced	4,031	4,108	(77)	(1.9)%
Total	$1,329,458	$1,576,516	$(247,058)	(15.7)%

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations was $98,000 and $5,000 for quarters ended June 30, 2022 and 2021, respectively.

Unrealized loss on equity investments.  There was no unrealized loss on equity investments for the second quarter of 2022, compared to $35,000 unrealized loss in the second quarter of 2021, per the guidance of ASU 2016-01.

Gain (loss) on Derivatives.  There was $39,000 gain on derivatives in the second quarter compared to $38,000 of loss for the second quarter of 2021. Higher gain in the second quarter of 2022 was due to certain lower par rate than market rate loans that were committed to be delivered at March 31, 2022. The loss in the second quarter of 2021 were caused by lower amount of loans that were committed to be delivered to FNMA at June 30, 2021 compared to those committed to be delivered at March 31, 2021.

Cash surrender value of life insurance. The income from the cash surrender value of life insurance increased $113,000 in the quarter ended June 30, 2022 compared to the same quarter in 2021. We purchased additional BOLI of $19.8 million in June 2021.

Gain on sale of fixed assets. There was a $757,000 increase in gain on sale of fixed assets due to a sale of corporate real estate during the second quarter of 2022.

Noninterest expense. The following table sets forth major components of our noninterest expense for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Noninterest expense:
Salaries and employee benefits	$9,628	$8,742	$886	10.1%	$18,997	$17,984	$1,013	5.6%
Occupancy and equipment expenses	2,174	2,135	39	1.8%	4,380	4,377	3	0.1%
Data processing	1,293	1,231	62	5.0%	2,551	2,671	(120)	(4.5)%
Legal and professional	2,254	536	1,718	320.5%	3,260	1,341	1,919	143.1%
Office expenses	358	272	86	31.6%	651	527	124	23.5%
Marketing and business promotion	501	231	270	116.9%	808	415	393	94.7%
Insurance and regulatory assessments	478	354	124	35.0%	919	702	217	30.9%
Amortization of core deposit intangible	277	287	(10)	(3.5)%	556	588	(32)	(5.4)%
OREO expenses	5	4	1	25.0%	13	9	4	44.4%
Merger expenses	23	17	6	35.3%	60	59	1	1.7%
Other expenses	621	871	(250)	(28.7)%	1,476	1,799	(323)	(18.0)%
Total noninterest expense	$17,612	$14,680	$2,932	20.0%	$33,671	$30,472	$3,199	10.5%

Noninterest expense increased $2.9 million or 20.0%, to $17.6 million in the second quarter of 2022 compared to $14.7 million in the second quarter of 2021. The increase was primarily due to a $1.7 million increase in legal and professional fees due to a previously disclosed Board of Director special investigation, an $886,000 increase in salaries and employee benefits expenses due to additional new hires and salary adjustments to reflect economic inflation and a $270,000 increase in business promotion and CRA donation expenses.

Salaries and employee benefits expense. Salaries and employee benefits expense increased $886,000, or 10.1%, to $9.6 million for the second quarter of 2022 compared to $8.7 million for the second quarter of 2021, due to normal salary increases, increases in staff level and increases in health benefit costs.  The number of full-time equivalent employees was 375 at June 30, 2022 compared to 369 at June 30, 2021. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory.  On a periodic basis, the human resources department will advise senior management of the following human capital management metrics:  (1) open positions, (2) overtime expense, (3) staff turnover, and (4) employee headcount.

Occupancy and equipment expense. Occupancy and equipment expense increased $39,000, or 1.8%, to $2.2 million for the second quarter of 2022 compared to $2.1 million for the second quarter of 2021 due to a new branch opening in Brooklyn, New York.

Data processing expense. Data processing expense increased $62,000, or 5.0%, to $1.3 million for the second quarter of 2022, compared to $1.2 million for the second quarter of 2021. Effective June 2019, the Company renegotiated its data processing master agreement with the vendor, under which the Company is allowed to offset future monthly data processing expenses up to approximately $2.2 million through January 2026. As of June 30, 2022, $942,000 of this benefit remained for future use.

Legal and professional expense. Legal and professional expense increased $1.7 million to $2.3 million in the three months ended June 30, 2022 compared to $536,000 for the three months ended June 30, 2021. This increase was primarily due to a previously disclosed Board of Director special investigation.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and were $358,000 for the three months ended June 30, 2022 compared to $272,000 for the three months ended June 30, 2021. This increase primarily resulted from normal business activity.

Marketing and business promotion expenses. Marketing and business promotion expense increased by $270,000, or 116.9%, to $501,000 in the second quarter of 2022, compared to $231,000 for the second quarter of 2021. The increase was primarily due to increases in business promotion and CRA donation expenses.

Insurance and regulatory expenses. Insurance and regulatory assessments increased $124,000, or 35.0%, to $478,000 in the second quarter of 2022 due to an increase in the FDIC assessment by $111,000.

Amortization of core deposit intangible expense. Amortization of the core deposit intangible was $277,000 in the second quarter of 2022, compared to $287,000 in the same period of 2021.

Merger expenses. Merger expense was $23,000 in the second quarter of 2022 compared to $17,000 in the same period of 2021.

Other expenses. Other expenses, which consist primarily of director fees and servicing fees on purchased mortgage loans decreased $250,000, or 28.7%, to $621,000 for the second quarter of 2022, compared to $871,000 in the second quarter of 2021 primarily due to a $208,000 decrease in director fees.

Income Tax Expense. During the three months ended June 30, 2022 and 2021, the Company recorded an income tax provision of $6.5 million and $5.5 million, respectively, reflecting an effective tax rate of 29.6% and 29.3% for the three months ended June 30, 2022 and 2021, respectively. The Company recognized tax benefit from stock option exercises of $279,000 for the three months ended June 30, 2022 and $68,000 for the same period in 2021.

Net Income. Net income after tax amounted to $15.5 million for the second quarter 2022, a $2.1 million increase, or a 15.7% increase from $13.4 million in the second quarter of 2021 primarily due to a $7.0 million increase in net interest income, offset by an increase of $287,000 in the provision for loan losses, a decrease of $749,000 in non-interest income, an increase of $2.9 million in non-interest expense, and an increase of $968,000 in income tax expense.

Results of Operations—Comparison of Results of Operations for the Six Months Ended June 30, 2022 and June 30, 2021

The following discussion of our results of operations compares the six months ended June 30, 2022 and June 30, 2021, respectively.  The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Net Interest Income/Average Balance Sheet. In the first half of 2022, we generated taxable-equivalent net interest income of $71.6 million, an increase of $12.1 million, or 20.2%, from the $59.6 million in taxable-equivalent net interest income for the first half of 2021. This increase was largely due to a $414.7 million increase in the average balance on interest-earning assets and a 9 basis point increase in the average yield of interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to organic HFI loan growth, an increase in investment securities, Federal funds sold and cash equivalents, partially offset by a decrease in average HFS loans. The increase in Federal funds sold and cash equivalents is due to the increase in noninterest-bearing deposits.

For the six-months ended June 30, 2022 and 2021, our net interest margin was 3.77% and 3.52%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. The net interest margin for the six-months ended June 30, 2022 and 2021, excluding accretion income, would have been 3.76% and 3.48%, respectively.

Interest and fees on loans was $78.0 million for the first half of 2022 compared to $69.2 million for the first half of 2021. The $8.9 million, or 12.8%, increase in interest income on loans was primarily due to a $265.3 million increase in average total loans and a 14 basis point increase in the average yield on total loans. The average yield on loans benefits from discount accretion on our acquired loan portfolios. For the six months ended June 30, 2022 and 2021, the average yield on total loans was 5.27% and 5.12% respectively, while the average yield on total loans excluding accretion income would have been 5.24% and 5.07%, respectively. A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of commercial real estate loans.

Interest expense on deposits decreased to $4.6 million in the first half of 2022 compared to $6.8 million in the first half of 2021. The $2.1 million, or 31.5%, decrease in interest expense on deposits was primarily due to a 20 basis point decrease in average rate paid on interest-bearing deposits and a $47.8 million, or 2.3%, decrease in the average balance of total interest bearing deposits. The increase in the average balance of non-interest bearing deposits resulted primarily from organic business growth.

Interest expense on borrowings (FHLB advances, long-term debt and subordinated debentures) increased to $5.7 million in the first half of 2022 compared to $5.2 million in the first half of 2021. This increase was primarily due to average borrowings volume increasing in the first six months of 2022 compared to the first six months of 2021 due to higher average balances of long-term debt.

Provision for Loan Losses. Provision for loan loss expense in the first half of 2022 was $1.3 million, compared to a $2.1 million provision in the first half of 2021. Decreases in provision for loan loss expense were primarily due to decrease in non-performing assets and a reduction of allowance for loan loss reserves relating to the COVID-19 pandemic.

Noninterest Income. Noninterest income decreased $3.7 million, or 36.8%, to $6.4 million in the first half of 2022 compared to $10.1 million in the first half of 2021. The decrease was primarily due to a $4.9 million decrease in gain on sale of loans and a $323,000 decrease on derivative income, partially offset by a $757,000 increase on gain on sale of fixed assets, a $540,000 increase on loan servicing fees, and a $250,000 increase in cash surrender of life insurance.

Service charges, fees and other income. Service charges, fees and other income totaled $2.6 million in the first half of 2022, compared to $2.8 million in the first half of 2021. The $178,000 decrease was primarily due to a $243,000 decrease in analysis charges.

Gain on sale of loans. Gains on sale of loans are comprised primarily of gains on sale of SFR mortgage loans and SBA loans. Gains on sale of loans totaled $1.5 million in the first half of 2022, compared to $6.4 million in the first half of 2021. The decrease was primarily caused by a decrease of $162.9 million in loan sale volume, primarily due to a decrease in FNMA and non-qualified mortgage loan sales.

Loan servicing income, net of amortization. Our loan servicing income, net of amortization, increased by $540,000 to $904,000 for the six months ended June 30, 2022 compared to net servicing income of $364,000 for the six months ended June 30, 2021. Loan servicing income, net of amortization increased due to higher interest rates, which affects the pre-payment speeds on loans serviced. We are experiencing lower loan pre-payments in SFR loans due to higher mortgage rates. We experienced a decrease in SBA loan servicing income due to a decrease in the volume of SBA loans we are servicing.

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations was $103,000 and $10,000 for six months ended June 30, 2022 and 2021, respectively.

Unrealized loss on equity investments.  There was no unrealized loss on equity investments for the first half of 2022, compared to $55,000 unrealized loss in the first half of 2021, per the guidance of ASU 2016-01.

(Loss) Gain on Derivatives.  The $194,000 loss on derivatives in the first half was due to lower market rates, which compared to $129,000 of gain for the first half of 2021. The loss in the first half of 2022 were caused by lower amounts of loans that were committed to be delivered to FNMA at June 30, 2022.

Cash surrender value of life insurance. The income from the cash surrender value of life insurance increased $250,000 in the six months ended June 30, 2022 compared to the same period in 2021. We purchased additional BOLI of $19.8 million in June 2021.

Gain on sale of fixed assets. There was a $757,000 increase in gain on sale of fixed assets due to a sale of corporate real estate during the first half of 2022.

Noninterest expense. Noninterest expense increased $3.2 million, or 10.5%, to $33.7 million for the first half of 2022 compared to $30.5 million in the same period of 2021. The increase was primarily due to a $1.9 million increase in legal and professional fees due to a previously disclosed Board of Director special investigation, a $1.0 million increase in salaries and employee benefits due to additional new hires and salary adjustments to reflect economic inflation and a $393,000 increase in marketing and business promotion expenses.

Salaries and employee benefits expense. Salaries and employee benefits expense increased $1.0 million, or 5.6%, to $19.0 million for the first half of 2022 compared to $18.0 million for the first half of 2021, due to normal salary increases, increases in staff level and increases in health benefit costs.  The number of full-time equivalent employees was 375 at June 30, 2022 compared to 369 at June 30, 2021. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory.  On a periodic basis, the human resources department will advise senior management of the following human capital management metrics:  (1) open positions, (2) overtime expense, (3) staff turnover, and (4) employee headcount.

Occupancy and equipment expense. Occupancy and equipment expense increased $3,000, or 0.1%, to $4.4 million for the first half of 2022 compared to $4.4 million for the first half of 2021.

Data processing expense. Data processing expense decreased $120,000, or 4.5%, to $2.6 million for the first half of 2022, compared to $2.7 million for the first half of 2021.

Legal and professional expense. Legal and professional expense increased $1.9 million to $3.3 million in the six months ended June 30, 2022 compared to $1.3 million for the six months ended June 30, 2021. This increase was primarily due to a previously disclosed Board of Director special investigation.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and were $651,000 for the six months ended June 30, 2022 compared to $527,000 for the six months ended June 30, 2021. This increase primarily resulted from normal business activity.

Marketing and business promotion expenses. Marketing and business promotion expense increased by $393,000, or 94.7%, to $808,000 in the first half of 2022, compared to $415,000 for the first half of 2021. The increase was primarily due to increases in business promotion and CRA donation expenses.

Insurance and regulatory expenses. Insurance and regulatory assessments increased $217,000, or 30.9%, to $919,000 in the first half of 2022 due to an increase in the FDIC assessment by $191,000.

Amortization of core deposit intangible expense. Amortization of the core deposit intangible was $556,000 in the first half of 2022, compared to $588,000 in the same period of 2021.

Merger expenses. Merger expense was $60,000 in the first half of 2022 compared to $59,000 in the same period of 2021.

Other expenses. Other expenses decreased $323,000, or 18.0%, to $1.5 million for the first half of 2022, compared to $1.8 million in the first half of 2021 primarily due to a $312,000 decrease in mortgage loan expense and a $228,000 decrease in director fees, partially offset by $222,000 increase in servicing fees on mortgage loans purchased.

Income tax expense. Income tax expense was $12.9 million in the first half of 2022 compared to $11.2 million in the same period of 2021. This increase was due to $6.0 million increase in pre-tax income. Effective tax rates were 30.0% and 30.2% in the first half of 2022 and 2021, respectively.

Net Income. Net income increased $4.3 million to $30.1 million in the first half of 2022, compared to $25.8 million in the same period of 2021. The increase is primarily due to an increase of $12.0 million in net interest income and a decrease of $847,000 in the provision for loan losses, partially offset by a decrease of $3.7 million in non-interest income, an increase of $3.2 million in non-interest expense, and an increase of $1.7 million in income tax expense.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets were $4.0 billion as of June 30, 2022 and $4.2 billion as of December 31, 2021. Cash and cash equivalents decreased by $369.6 million, investment securities decreased by $10.6 million and HFS loans decreased by $6.0 million, which were partially offset by an increase of $114.6 million in net HFI loans.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at June 30, 2022 and December 31, 2021. The book value for debt securities classified as available for sale is reflected at fair market value and the book value for securities classified as held to maturity is reflected at amortized cost.

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value
Government agency securities	$4,991	1.4%	$5,610	1.5%
SBA agency securities	2,750	0.8%	3,469	0.9%
Mortgage-backed securities - Government sponsored agencies	47,390	13.0%	55,025	14.7%
Collateralized mortgage obligations	127,213	35.0%	119,511	31.9%
Commercial paper	128,473	35.3%	129,926	34.7%
Corporate debt securities (1)	38,244	10.5%	42,205	11.3%
Municipal securities	9,074	2.5%	12,514	3.3%
Total securities, available for sale, at fair value	$358,135	98.5%	$368,260	98.3%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$1,005	0.3%	$1,506	0.4%
Tax-exempt municipal securities	4,736	1.2%	4,746	1.3%
Total securities, held to maturity, at amortized cost	5,741	1.5%	6,252	1.7%
Total securities	$363,876	100.0%	$374,512	100.0%

(1)	Comprised of corporate note securities, commercial paper and financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM at June 30, 2022 and December 31, 2021.

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2022	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,364	$—	$(373)	$4,991
SBA agency securities	2,877	—	(127)	2,750
Mortgage-backed securities- Government sponsored agencies	52,299	—	(4,909)	47,390
Collateralized mortgage obligations	137,776	9	(10,572)	127,213
Commercial paper	128,655	—	(182)	128,473
Corporate debt securities	41,198	6	(2,960)	38,244
Municipal securities	12,686	—	(3,612)	9,074
	$380,855	$15	$(22,735)	$358,135
Held to maturity
Municipal taxable securities	$1,005	$20	$—	$1,025
Municipal securities	4,736	—	(146)	4,590
	$5,741	$20	$(146)	$5,615
December 31, 2021
Available for sale
Government agency securities	$5,689	$4	$(83)	$5,610
SBA securities	3,351	118	—	3,469
Mortgage-backed securities- Government sponsored agencies	55,534	31	(540)	55,025
Collateralized mortgage obligations	121,377	128	(1,994)	119,511
Commercial paper	129,962	—	(36)	129,926
Corporate debt securities	41,999	460	(254)	42,205
Municipal securities	12,701	—	(187)	12,514
	$370,613	$741	$(3,094)	$368,260
Held to maturity
Municipal taxable securities	$1,506	$77	$—	$1,583
Municipal securities	4,746	248	—	4,994
	$6,252	$325	$—	$6,577

The weighted-average book yield on the total investment portfolio at June 30, 2022 was 1.70% with a weighted-average life of 4.9 years. This compares to a weighted-average book yield of 1.03% with a weighted-average life of 3.8 years at December 31, 2021. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows the Company’s investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the Notes to the 2021 consolidated financial statements included in our 2021 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
June 30, 2022	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
Government sponsored agencies	$(373)	$4,991	3	$—	$—	—	$(373)	$4,991	3
SBA Agency Securities	(127)	2,750	4	—	—	—	(127)	2,750	4
Mortgage-backed securities- Government sponsored agencies	(3,189)	35,927	12	(1,720)	11,463	4	(4,909)	47,390	16
Collateralized mortgage obligations	(6,925)	79,184	30	(3,647)	34,289	10	(10,572)	113,473	40
Commercial paper	(182)	128,473	19	—	—	—	(182)	128,473	19
Corporate debt securities	(2,373)	35,067	32	(587)	2,672	2	(2,960)	37,739	34
Municipal securities	(2,170)	5,284	4	(1,442)	3,790	7	(3,612)	9,074	11
Total available for sale	$(15,339)	$291,676	104	$(7,396)	$52,214	23	$(22,735)	$343,890	127

Municipal securities	$(146)	$4,590	10	$—	$—	—	$(146)	4,590	10
Total held to maturity	$(146)	$4,590	$10	$—	$—	$—	$(146)	$4,590	$10

December 31, 2021
Government sponsored agencies	$(83)	$4,860	1	$—	$—	—	$(83)	$4,860	1
Mortgage-backed securities- Government sponsored agencies	(536)	44,009	12	(4)	9,974	2	(540)	53,983	14
Collateralized mortgage obligations	(1,916)	79,851	23	(78)	17,782	4	(1,994)	97,633	27
Commercial paper	(36)	129,926	19	—	—	—	(36)	129,926	19
Corporate debt securities	(254)	13,208	12	—	—	—	(254)	13,208	12
Municipal securities	(160)	11,447	9	(27)	1,067	2	(187)	12,514	11
Total available for sale	$(2,985)	$283,301	76	$(109)	$28,823	8	$(3,094)	$312,124	84

The Company did not record any charges for other-than-temporary impairment losses for the three and six months ended June 30, 2022 and 2021.

Loans

At June 30, 2022, total loans held for investment, net of allowance for loan losses, totaled $3.0 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at June 30, 2022 and December 31, 2021:

	As of June 30, 2022		As of December 31, 2021
(dollars in thousands)	$	Mix %	$	Mix %
Loans:(1)
Commercial and industrial	$238,045	7.8%	$268,709	9.2%
SBA	59,303	1.9%	76,136	2.6%
Construction and land development	356,772	11.7%	303,144	10.3%
Commercial real estate (2)	1,160,350	38.1%	1,247,999	42.6%
Single-family residential mortgages	1,205,732	39.6%	1,004,576	34.3%
Other loans	25,744	0.9%	30,786	1.0%
Total loans	3,045,946	100.0%	2,931,350	100.0%
Allowance for loan losses	(34,154)		(32,912)
Total loans, net	$3,011,792		$2,898,438

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm & non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.

Total HFI loans increased $114.6 million, or 3.9%, to $3.0 billion at June 30, 2022 compared to $2.9 billion at December 31, 2021. The increase was primarily due to increases in single-family residential (“SFR”) mortgage loans of $201.2 million and construction and land development (“C&D”) loans of $53.6 million. These increases were partially offset by decreases in commercial real estate (“CRE”) loans of $87.6 million, commercial and industrial ("C&I") loans of $30.7 million and SBA loans of $16.8 million.

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

Commercial and industrial loans decreased $30.7 million, or 11.4%, to $238.0 million as of June 30, 2022 compared to $268.7 million at December 31, 2021 due to normal loan activity.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR mortgage loans originated for a business purpose. The interest rate for the majority of these loans are prime-based and have a maturity of five years or less. Our policy maximum loan-to-value (“LTV”) ratio is 75% for commercial real estate loans; however, we temporarily lowered the applicable LTV to 70% to be conservative in regards to real estate valuations. The total commercial real estate portfolio decreased $87.6 million, or 7.0%, to $1.16 billion at June 30, 2022, compared to $1.25 billion at December 31, 2021. The multi-family residential loan portfolio was $478.3 million as of June 30, 2022 and $545.9 million as of December 31, 2021. The SFR mortgage loan portfolio originated for a business purpose totaled $75.3 million as of June 30, 2022 and $65.6 million as of December 31, 2021.

Construction and land development loans. Construction and land development loans increased $53.6 million, or 17.7%, to $356.8 million at June 30, 2022 as compared to $303.1 million at December 31, 2021, as originations exceeded loan repayments. The following table shows the categories of our construction and land development portfolio as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022		As of December 31, 2021		Increase (Decrease)
(dollars in thousands)	$	Mix %	$	Mix %	$	%
Residential construction	$239,333	67.1%	$211,850	69.9%	$27,483	13.0%
Commercial construction	80,901	22.7%	71,918	23.7%	8,983	12.5%
Land development	36,538	10.2%	19,376	6.4%	17,162	88.6%
Total construction and land development loans	$356,772	100.0%	$303,144	100.0%	$53,628	17.7%

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

SBA loans decreased $16.8 million, or 22.1%, to $59.3 million at June 30, 2022 compared to $76.1 million at December 31, 2021. We originated SBA loans of $13.4 million during the first half of 2022. Offsetting these loan originations were loan sales of $9.4 million and net loan payoffs and paydowns of $20.8 million, of which were $10.8 million in PPP loans, during the first half of 2022.

SFR Loans. We originate both qualified and non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. As of June 30, 2022, we had $1.21 billion of SFR real estate loans, representing 39.6% of our HFI loan portfolio.

We offer three non-qualified SFR loan products as of July 29, 2022. The five-year and seven-year hybrid adjustable mortgage re-price at five and seven years, respectively, to the one-year Constant Maturity Treasury rate plus 3.00% for Primary Residences or plus 3.50% for Second Home/Investment. The start rate for LA and IL Region’s five-year hybrid is 5.5% plus 0.5% in points while the start rate for the seven-year hybrid is 5.75% plus 0.5% in points. The start rate for NY Region’s five-year hybrid is 5.75% plus 0.5% points while the start rate for seven-year hybrid is 6.00% plus 0.5% in points. The start rate for LA and IL Region’s 30-year fixed mortgage is 6.125% plus 0.5% in points while NY Region’s 30-year fixed mortgage is 6.375% plus 0.5% in points.

As of June 30, 2022, the weighted-average loan-to-value of the portfolio was 56.7%, the weighted average FICO score was 763 and the average duration of the portfolio was 2.5 years. We also offer qualified SFR mortgage loans as a correspondent to a national financial institution.

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

SFR mortgage real estate loans (which include $4.5 million of home equity loans) increased $201.2 million, or 20.0%, to $1.21 billion as of June 30, 2022 as compared to $1.00 billion as of December 31, 2021. There were no loans held for sale as of June 30, 2022 compared to $6.0 million December 31, 2021. The decrease in loans held for sale is primarily due to decreasing FNMA loan originations.

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

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by category:

	As of June 30, 2022		As of December 31, 2021
(dollars in thousands)	$	% (1)	$	% (1)
Loans:
Commercial and industrial	$2,489	1.05%	$2,813	1.05%
SBA	761	1.28%	980	1.29%
Construction and land development	4,885	1.37%	4,150	1.37%
Commercial real estate (2)	15,664	1.35%	16,603	1.33%
Single family residential mortgages	9,944	0.82%	7,839	0.78%
Other	411	1.60%	527	1.71%
Allowance for loan losses	$34,154	1.12%	$32,912	1.12%

(1)	% of allowance to total loans in the respective category
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $2.9 million at June 30, 2022 and $3.3 million at December 31, 2021.

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

Credit-discount on loans purchased through bank acquisitions. Purchased loans are recorded at market value in two categories, credit discount, and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of June 30, 2022 and December 31, 2021. We have recorded additional reserves of $1.2 million due to the credit discounts on acquired loans being less than the analysis for loan losses on those acquisitions as of June 30, 2022.

	As of June 30,	As of December 31,
(dollars in thousands)	2022	2021
Commercial and industrial	$31	$38
SBA	29	31
Construction and land development	2	2
Commercial real estate	519	629
Single-family residential mortgages	2,365	2,619
Total credit discount on purchased loans	$2,946	$3,319
Total remaining balance of purchased loans through acquisition	$365,120	$418,038
Credit-discount to remaining balance of purchased loans	0.81%	0.79%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs (recoveries) to average loans were 0.00% and 0.01% for the three and six months ended June 30, 2022 and 2021, respectively.

The allowance for loan losses was $34.2 million at June 30, 2022 compared to $32.9 million at December 31, 2021. The $1.2 million increase was due to a $1.3 million loan loss provision driven primarily by loan growth.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Balance, beginning of period	$33,292	$30,795	$32,912	$29,337
Charge-offs:
Commercial and industrial	—	(90)	—	(90)
SBA	—	—	—	—
Commercial real estate	—	(67)	—	(67)
Other	(55)	—	(102)	(42)
Total charge-offs	(55)	(157)	(102)	(199)
Recoveries:
Commercial and industrial	—	—	1	—
SBA	1	—	60	—
Other	1	86	2	86
Total recoveries	2	86	63	86
Net (charge-offs)/recoveries	(53)	(71)	(39)	(113)
Provision for loan losses	915	628	1,281	2,128
Balance, end of period	$34,154	$31,352	$34,154	$31,352
Total HFI loans at end of period	3,045,946	2,709,206	3,045,946	2,709,206
Average HFI loans	2,989,614	2,680,194	2,986,504	2,686,002
Net charge-offs to average HFI loans	0.00%	-0.01%	0.00%	-0.01%
Allowance for loan losses to total loans	1.12%	1.16%	1.12%	1.16%
Credit discount on loans purchased through acquisitions	$2,946	$3,898	$2,946	$3,898

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

	As of June 30,	As of December 31,
(dollars in thousands)	2022	2021
Accruing troubled debt restructured loans:
Commercial and industrial	$358	$410
Commercial real estate	1,293	1,328
Total accruing troubled debt restructured loans	1,651	1,738
Non-accrual loans:
Commercial and industrial	1,063	3,712
SBA	4,982	6,263
Construction and land development	141	149
Commercial real estate	667	4,672
Single-family residential mortgages	5,433	4,191
Total non-accrual loans	12,286	18,987
Total non-performing loans	13,937	20,725
OREO	293	293
Nonperforming assets	$14,230	$21,018
Nonperforming loans to total loans	0.46%	0.71%
Nonperforming assets to total assets	0.36%	0.50%

The $6.8 million decrease in non-performing loans at June 30, 2022 was primarily due to payoffs and paydowns of $10.5 million and six previously non-accrual loans in the amount of $674,000 that converted back to accrual, partially offset by the addition of five SFR loans in the aggregate amount of $3.2 million, three C&I loan in the aggregate amount of $1.1 million and one home improvement loan in the amount of $3,000 during the first six months of 2022.

Our 30-89 day delinquent loans, excluding non-accrual loans were $8.3 million as of June 30, 2022 compared to $17.6 million as of December 31, 2021. The $9.3 million decrease in past due loans (which consist primarily of SFR mortgages) was primarily due to payoffs and paydowns of $8.5 million, loans that converted back to past due for less than 30 days in the amount of $11.0 million, loans that converted to non-accrual in the aggregate amount of $2.1 million and the decreasing economic impact of the COVID-19 pandemic, partially offset by the addition of new delinquent loans in the aggregate amount of $12.3 million.

We did not recognize any interest income on non-accrual loans during the three or six months ended June 30, 2022 and 2021, while the loans were in non-accrual status. We recognized interest income on loans modified under TDRs of $39,000 and $40,000 during the three months ended June 30, 2022 and 2021, and $85,000 and $83,000 for the six months ended June 30, 2022 and 2021, respectively.

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

As of June 30, 2022, the Company had no loans deferred as a result of the COVID-19 pandemic.

Cash and Cash Equivalents. Cash and cash equivalents decreased $369.6 million, or 53.2%, to $324.7 million as of June 30, 2022 as compared to $694.4 million at December 31, 2021. This decrease was primarily due to $358.9 million used in financing activities and $56.2 million used in investing activities, partially offset by $45.5 million provided by cash from operating activities.

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

Goodwill and Other Intangible Assets. Goodwill was $71.5 million and $69.2 million at June 30, 2022 and December 31, 2021, respectively. Goodwill in the amount of $2.3 million was recorded due to the Honolulu, Hawaii branch acquisition in the first of quarter of 2022. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consists of CDI, were $4.2 million and $4.1 million at June 30, 2022 and December 31, 2021, respectively. CDI of $729,000 was recorded due to the Hawaii branch purchase in the first of quarter of 2022. The CDI assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of eight to ten years.

Liabilities. Total liabilities decreased by $256.2 million to $3.5 billion at June 30, 2022 from $3.8 billion at December 31, 2021, primarily due to $358.0 million decrease in deposits, partially offset by $100.0 million increase in FHLB advances.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to make large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of June 30, 2022, the Bank considers $2.5 billion, or 82.2%, of our deposits as core relationships.

As of June 30, 2022, our top ten deposit relationships totaled $600.7 million, of which two are related to directors and shareholders of the Company for a total of $71.0 million, or approximately 1.1% of our top ten deposit relationships. As of June 30, 2022, our directors and shareholders with deposits over $250,000 totaled $56.2 million, or 2.6%, of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates for the three months ended June 30, 2022 and year ended December 31, 2021:

	For the Three Months Ended		For the Year Ended
	June 30, 2022		December 31, 2021
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$1,082,793	—	$938,710	—
Interest-bearing:
NOW	75,637	0.27%	69,211	0.27%
Money market	631,807	0.48%	637,539	0.39%
Savings	148,400	0.09%	137,534	0.10%
Time, less than $250,000	553,282	0.52%	640,747	0.70%
Time, $250,000 and over	526,164	0.60%	597,770	0.79%
Total interest-bearing	1,935,290	0.49%	2,082,801	0.57%
Total deposits	$3,018,083	0.31%	$3,021,511	0.40%

The following table sets forth the maturity of time deposits of $250,000 or more and all wholesale deposits as of June 30, 2022:

	Maturity Within:
(dollars in thousands)	Three Months	After Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$213,749	$125,933	$197,168	$10,848	$547,698
Wholesale deposits (1)	4,257	3,192	1,390	4,766	13,605
Time, brokered	50,000	—	—	—	50,000
Total	$268,006	$129,125	$198,558	$15,614	$611,303

(1)	Wholesale deposits are defined as time deposits under $250,000 originated through via internet rate line and/or through other deposit originators.

We acquire wholesale time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits was $13.6 million as of June 30, 2022 and $70.1 million as of December 31, 2021. The Bank had $50.0 million in brokered deposits at June 30, 2022 and $2.4 million in brokered deposits at December 31, 2021. The brokered deposits were acquired to support our loan growth.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(dollars in thousands)
	June 30, 2022	December 31, 2021
Uninsured deposits	$1,460,632	$1,823,410

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $444.0 million at June 30, 2022. The following table sets forth the maturity distribution of the estimated uninsured time deposits

As of June 30,
(dollars in thousands)	2022
3 months or less	$169,116
Over 3 months through 6 months	94,418
Over 6 months through 12 months	159,952
Over 12 months	20,466
Total	$443,952

Total deposits decreased $358.0 million to $3.0 billion at June 30, 2022 as compared to $3.4 billion at December 31, 2021. The decrease was expected and mainly due to managing large deposit concentration limits and customers placing funds into other investments. As of June 30, 2022, total deposits were comprised of 34.5% noninterest-bearing demand accounts, 28.7% of interest-bearing non-maturity accounts and 36.8% of time deposits.

As of June 30, 2022, $207,000 in deposit overdrafts were reclassified as other loans. As of December 31, 2021, the amount was $20,000.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. We had $100.0 million in FHLB short-term advances at June 30, 2022 and no FHLB short-term advances at December 31, 2021. The Company secured these short-term FHLB advances in order to maintain its liquidity to meet the needs due to reduced concentration of certain deposit customers. The average fixed interest rate on FHLB short-term advances is 1.67%. We had $150.0 million in FHLB long-term advances at June 30, 2022 and December 31, 2021. The original term is five years, maturing by March 2025. The average fixed interest rate on FHLB long-term advances is 1.18%. The Company secured this funding in case it experienced a liquidity issue caused by the COVID-19 pandemic and to obtain an attractive interest rate. The following table sets forth information on our total FHLB advances during the periods presented:

	As of and for the three months ended		As of and for the six months ended
	June 30,		June 30,
(dollars in thousands)	2022	2021	2022	2021
Outstanding at period-end	$250,000	$150,000	$250,000	$150,000
Average amount outstanding	182,749	150,000	166,465	150,000
Maximum amount outstanding at any month-end	250,000	150,000	250,000	150,000
Weighted average interest rate:
During period	1.14%	1.18%	1.16%	1.18%
End of period	1.37%	1.18%	1.37%	1.18%

Long-term Debt. In March 2016, the Company issued $50 million of 6.5% fixed-to-floating rate subordinated debentures, due March 31, 2026. The interest rate was fixed through March 31, 2021 and floats at three month LIBOR plus 516 basis points thereafter. The Company redeemed these subordinated debentures on March 31, 2021. The redemption price for the subordinated debentures was equal to 100% of principal amount of the notes redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date of March 31, 2021.

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

Subordinated Debentures. Subordinated debentures consist of subordinated notes. As of June 30, 2022 and December 31, 2021, the amount outstanding was $14.6 million and $14.5 million, respectively. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt. These subordinated notes consist of the following:

●  The Company maintains the TFC Statutory Trust, which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). These trust preferred securities were originally issued by the Trust, which was a subsidiary of TFC, which was acquired by the Company in February 2016. The Company determined the fair value as of the valuation date of the Trust issuance was $3.3 million, indicating a discount of $1.9 million. The underlying debentures bear interest equal to three month LIBOR plus 1.65%, payable each March 15, June 15, September 15 and December 15. The maturity date is March 15, 2037. The subordinated debentures have a variable rate of interest equal to the three month LIBOR plus 1.65%, which was 3.48% as of June 30, 2022 and 1.85% at December 31, 2021.

●  The Company maintains the FAIC Trust, which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). These trust preferred securities were originally issued by FAIC Trust, which was a subsidiary of FAIC, which the Company acquired in October 2018. The Company determined the fair value as of the valuation date of the FAIC Trust issuance was $6.0 million, with a discount of $1.2 million. The underlying debentures bear interest equal to three month LIBOR plus 2.25%, payable each March 15, June 15, September 15 and December 15. The maturity is December 15, 2034. The rate at June 30, 2022 was 4.08% and 2.45% at December 31, 2021.

●  In January 2020, the Company, through the acquisition of PGBH, acquired PGBH Trust, a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. There was a $763,000 discount recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at June 30, 2022 was 3.93% and 2.30% at December 31, 2021.

The ICE Benchmark Administration ceased publishing 1-week and 2-month  LIBOR rate at the end of 2021 and will cease publishing all other LIBOR tenors at June 30, 2023. At this point in time, the Company has adopted SOFR as the alternative reference rate to replace LIBOR with respect to the Company’s subordinated debentures.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available for sale investment securities.

Shareholders’ equity decreased $3.0 million, or 0.6%, to $463.7 million during the six-month period ending June 30, 2022 due to $5.4 million of cash dividends, $16.8 million from the repurchase of common stock and a $14.1 million decrease in net accumulated other comprehensive income, which was partially offset by $30.1 million of net income, $2.9 million from the exercise of stock options and $406,000 from stock-based compensation. The decrease in accumulated other comprehensive income primarily resulted from increases in unrealized losses on AFS securities.

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

As of both June 30, 2022 and December 31, 2021, we had $92.0 million of unsecured federal funds lines with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window were $12.4 million at June 30, 2022 and $22.3 million at December 31, 2021, respectively. Federal Reserve Discount Window lines were collateralized by a pool of loans totaling $16.8 million and $33.2 million as of June 30, 2022 and December 31, 2021, respectively. We did not have any borrowings outstanding with the Federal Reserve at June 30, 2022 and December 31, 2021, and our borrowing capacity is limited only by eligible collateral.

At June 30, 2022 and December 31, 2021, we had $150.0 million in FHLB long-term advances outstanding. At June 30, 2022 and December 31, 2021, we had $100.0 million and no FHLB short-term advances outstanding. Based on the values of loans pledged as collateral, we had $913.5 million of borrowing capacity with the FHLB as of June 30, 2022 and $833.6 million at December 31, 2021.

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

In the wake of the global financial crisis of 2008-2009, the role of capital has become fundamentally more important, as banking regulators have concluded that the amount and quality of capital held by banking organizations was insufficient to absorb losses during periods of severely distressed economic conditions. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and banking regulations promulgated by the U.S. federal banking regulators to implement Basel III have established strengthened capital standards for banks and bank holding companies and require more capital to be held in the form of stockholders' equity. These provisions, which generally became applicable to RBB and the Bank on January 1, 2015, impose meaningfully more stringent regulatory capital requirements than those applicable to RBB and the Bank prior to that date. In addition, the Basel III regulations implemented a concept known as the “capital conservation buffer.” In general, banks and bank holding companies are required to hold a buffer of common equity Tier 1 capital equal to 2.5% of risk-weighted assets over each minimum capital ratio to avoid being subject to limits on capital distributions (e.g., dividends, stock buybacks, etc.) and certain discretionary bonus payments to executive officers. For community banks, the capital conservation buffer requirement commenced on January 1, 2016, with a gradual phase-in. Full compliance with the capital conservation buffer was required by January 1, 2019.

The table below summarizes the minimum capital requirements applicable to RBB and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to RBB and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as RBB’s and the Bank’s capital ratios as of June 30, 2022 and December 31, 2021. RBB and the Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at June 30, 2022	Ratio at December 31, 2021	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	10.95%	10.21%	4.00%	N/A	N/A
Bank	13.90%	12.45%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio (1)
Consolidated	14.82%	14.86%	4.50%	N/A	N/A
Bank	19.51%	18.80%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	15.35%	15.40%	6.00%	N/A	N/A
Bank	19.51%	18.80%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	22.94%	23.15%	8.00%	N/A	N/A
Bank	20.76%	20.05%	8.00%	10.50%	10.00%

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

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at June 30, 2022:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,913,316	$—	$—	$—	$1,913,316
Time deposits	1,074,566	37,783	1,900	—	1,114,249
FHLB advances	100,000	150,000	—	—	250,000
Long-term debt	—	—	—	173,296	173,296
Subordinated debentures	—	—	—	14,611	14,611
Leases	4,842	7,597	6,861	8,890	28,190
Total contractual obligations	$3,092,724	$195,380	$8,761	$196,797	$3,493,662

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

Our management, banking regulators, many financial analysts and other investors use these measures in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, which typically stem from the use of the purchase method of accounting for mergers and acquisitions. Tangible common equity, tangible assets, tangible book value per share and related measures should not be considered in isolation or as a substitute for total shareholders’ equity, total assets, book value per share or any other measure calculated in accordance with GAAP. Moreover, the manner in which we calculate tangible common equity, tangible assets, tangible book value per share and any other related measures may differ from that of other companies reporting measures with similar names. The following table reconciles shareholders’ equity (on a GAAP basis) to tangible common equity and total assets (on a GAAP basis) to tangible assets, and calculates our tangible book value per share:

(dollars in thousands)	June 30, 2022	December 31, 2021
Tangible common equity:
Total shareholders' equity	$463,707	$466,683
Adjustments
Goodwill	(71,498)	(69,243)
Core deposit intangible	(4,248)	(4,075)
Tangible common equity	$387,961	$393,365
Tangible assets:
Total assets-GAAP	$3,969,037	$4,228,194
Adjustments
Goodwill	(71,498)	(69,243)
Core deposit intangible	(4,248)	(4,075)
Tangible assets:	$3,893,291	$4,154,876
Common shares outstanding	18,881,829	19,455,544
Common equity to assets ratio	11.68%	11.04%
Book value per share	$24.56	$23.99
Tangible common equity to tangible assets ratio	9.96%	9.47%
Tangible book value per share	$20.55	$20.22

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net income available to common shareholders	$15,477	$13,380	$30,094	$25,836
Average shareholders' equity	466,603	442,387	468,739	438,197
Adjustments:
Goodwill	(71,498)	(69,243)	(70,389)	(69,243)
Core deposit intangible	(4,430)	(4,794)	(4,246)	(4,942)
Adjusted average tangible common equity	$390,675	$368,350	$394,104	$364,012
Return on average tangible common equity	15.89%	14.57%	15.40%	14.31%

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

	As of
(dollars in thousands)	June 30, 2022	December 31, 2021

Adjusted core deposit to total deposit ratio:
Core deposits: demand and savings deposits of any amount plus time deposits less than $250,000	$2,487,366	$2,807,033
Adjustments:
CDs > $250,000 considered core deposits (1)	280,351	317,501
Less brokered deposits considered non-core	(50,000)	(2,398)
Less internet and outside deposit originated time deposits < $250,000 considered non-core	(15,808)	(70,303)
Less other deposits not considered core (2)	(141,845)	(90,116)
Total adjustments	72,698	154,684
Adjusted core deposits	2,560,064	2,961,717
Total deposits	$3,027,565	$3,385,532
Adjusted core deposits to total deposits ratio	84.56%	87.48%
Non-core deposits: Time deposits greater than $250,000	$540,199	$578,499
Less total adjustments	(72,698)	(154,684)
Total adjusted non-core deposits	467,501	423,815
Short term borrowing outstanding	(100,000)	—
Adjusted non-core liabilities (A)	367,501	423,815
Short term assets(3)	456,525	837,941
Adjustment to short term assets:
Purchased receivables with maturities less than 90-days	—	—
Adjusted short term assets (B)	456,525	837,941
Net non-core funding (A-B)	$(89,024)	$(414,126)
Total earning assets	3,715,742	3,988,715
Adjusted net non-core funding dependency ratio	-2.40%	-10.38%

(1)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2022
Dollar change	$(10,811)	$(4,413)	$10,638	$21,239
Percent change	(7.32)%	(2.99)%	7.20%	14.38%
December 31, 2021
Dollar change	$(685)	$135	$13,590	$27,947
Percent change	(0.53)%	0.10%	10.44%	21.46%

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

We are within board policy limits for the +/-100 and +/-200 basis point scenarios. The NII at Risk reported at June 30, 2022, projects that our earnings are expected to be slightly asset sensitive to changes in interest rates over the next year. In recent periods, the amount of floating rate assets increased, resulting in a position shift from interest rate neutral to slightly asset sensitive.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2022
Dollar change	(117,196)	(43,848)	6,465	10,669
Percent change	(16.88)%	(6.31)%	0.93%	1.54%
December 31, 2021
Dollar change	(140,235)	(97,523)	31,226	56,888
Percent change	(24.61)%	(17.12)%	5.48%	9.98%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate +/-100 and +/-200 basis point parallel shifts in market interest rates.

We are within board policy limits for the +100 and +/-200 basis point scenarios. The EVE for the -100 basis point scenario is slightly out of compliance, primarily due to a large deposit over the quarter-end and the amount of borrowings we have at the holding company. The likelihood that interest rates decrease further or become negative is small, in management's opinion. Therefore, this scenario is considered remote. The EVE reported at June 30, 2022 projects that as interest rates increase immediately, the economic value of equity position will be expected to increase slightly. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Evaluation of disclosure controls and procedures. Our management, with the participation of our Interim President & Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, in connection with the filing of the Form 10-Q, the Company’s Interim President & Chief Executive Officer and Chief Financial Officer have concluded that, because a material weakness in the Company’s internal control over financial reporting existed at June 30, 2022, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. This material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

Material Weakness in Internal Control Over Financial Reporting

Our Interim President & Chief Executive Officer and Chief Financial Officer, identified a material weakness related in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The Company failed to design controls upon the adoption of ASC 2016-02 to assess that the Company has a right of use asset at the time the lease is renewed.  In June 2022, the Company extended the lease that would be expired on October 31, 2022, at a New York branch for another ten years and assumed an additional $4.8 million right-of-use asset and lease liability.

Based on this assessment and the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2022 and has not been remediated by the end of the period covered by this Quarterly Report on Form 10-Q.  However, the Company has concluded that the existence of this material weakness did not result in a material misstatement of the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as initially filed on March 11, 2022, or in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. Moreover, although the existence of this material weakness resulted in a misstatement in the Company’s condensed consolidated balance sheet as of June 30, 2022 contained in its earnings release dated July 25, 2022, such misstatement was corrected in this Quarterly Report on Form 10-Q.

Remediation Measures

To address the material weakness described above the Company has designed and implemented new and enhanced controls to ensure that the Finance Department will be notified whenever there is a new or renewed lease signed.

We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the material weakness has been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

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

The following risk factor supplements should be read in conjunction with, the risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as previously disclosed in Item 1A to Part I of our consolidated audited financial statements, as filed with the SEC on March 11, 2022. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this Report or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2 for “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

• Changes in economic conditions, including inflation, rising interest rates, lower consumer confidence, volatile equity capital markets and ongoing supply chain disruptions and the impacts of the war in Ukraine, may continue to affect our business, revenues and earnings adversely.

• Inflation rates have increased and may continue to rise. This has adversely affected and may continue to adversely affect our business, including our competitive position, market share, revenues and profit margins in material ways.

• Rising interest rates may reduce our access to debt capital, which may adversely affect our future business plans and expected growth, and will increase the cost of our long-term fixed rate and short-term variable rate borrowings, which would reduce our earnings.

• Volatility in equity capital markets may continue to adversely affect market prices of our common shares. This may materially and adversely affect our ability to fund our business through public or private sales of equity securities and the retentive power of our equity compensation plans, which we rely upon in part to retain key executives and employees.

• Declines and/or volatility in the market prices of our common shares may adversely affect our willingness and/or ability to raise equity capital on terms we consider favorable through sales of our common shares in public and/or private offerings, which may adversely affect our ability to fund our business operations and/or future growth plans.

• The ongoing war in Ukraine has had a broad range of adverse impacts on global business and financial market conditions, some of which are likely to continue to have adverse impacts on our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 22, 2021 and on March 16, 2022, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 500,000 and 500,000, respectively, shares of our common stock. For the three months ended June 30, 2022, we repurchased shares of common stock, as set forth in the table below.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2022 to April 30, 2022	58,496	$23.42	58,496	543,817
May 1, 2022 to May 31, 2022	332,120	$20.77	332,120	211,697
June 1, 2022 to June 30, 2022	135,138	$20.90	135,138	76,559
Total	525,754			76,559

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No	Description of Exhibits

3.1	Articles of Incorporation of RBB Bancorp (1)

3.2	Bylaws of RBB Bancorp (2)

3.3	Amendment to Bylaws of RBB Bancorp (4)

4.1	Specimen Common Stock Certificate of RBB Bancorp (3)

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: August 8, 2022	/s/ David Morris
David Morris Duly Authorized Officer, Interim President and Chief Executive Officer, Executive Vice President and Chief Financial Officer