Form 10-Q
period 2022-09-30
RBB Bancorp
filed 2022-12-23
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

Number of shares of common stock of the registrant:  18,965,776 outstanding as of December 20, 2022.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021 (AUDITED)

(In thousands, except share amounts)

	September 30,	December 31,
	2022	2021
Assets
Cash and due from banks	$134,179	$501,372
Federal funds sold and other cash equivalents	40,000	193,000
Cash and cash equivalents	174,179	694,372
Interest-earning deposits in other financial institutions	600	600
Securities:
Available for sale	266,270	368,260
Held to maturity (fair value of $5,335 and $6,577 at September 30, 2022 and December 31, 2021, respectively)	5,735	6,252
Mortgage loans held for sale	1,185	5,957
Loans held for investment:
Real estate	2,932,107	2,560,465
Commercial and other	290,088	375,684
Total loans	3,222,195	2,936,149
Unaccreted discount on acquired loans	(1,276)	(1,727)
Deferred loan fees, net	(6)	(3,072)
Total loans, net of deferred loan fees and unaccreted discounts on acquired loans	3,220,913	2,931,350
Allowance for loan losses	(36,047)	(32,912)
Net loans	3,184,866	2,898,438

Premises and equipment	26,850	27,199
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Equity Securities	20,951	19,992
Other real estate owned (OREO)	293	293
Cash surrender value of life insurance (BOLI)	56,975	55,988
Goodwill	71,498	69,243
Servicing assets	10,054	11,517
Core deposit intangibles	3,971	4,075
Right-of-use assets- operating leases	24,768	22,454
Accrued interest and other assets	42,034	28,554
Total assets	$3,905,229	$4,228,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021 (AUDITED) (CONTINUED)

(In thousands, except share amounts)

	September 30,	December 31,
	2022	2021
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$916,301	$1,291,484
Savings, NOW and money market accounts	882,126	927,609
Time deposits $250,000 and under	608,489	587,940
Time deposits over $250,000	552,754	578,499
Total deposits	2,959,670	3,385,532

Reserve for unfunded commitments	1,042	1,203
FHLB advances	240,000	150,000
Long-term debt, net of debt issuance costs	173,441	173,007
Subordinated debentures	14,665	14,502
Lease liabilities - operating leases	25,701	23,282
Accrued interest and other liabilities	18,911	13,985
Total liabilities	3,433,430	3,761,511

Commitments and contingencies - Note 13	—	—

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 19,011,672 shares issued and outstanding at September 30, 2022 and 19,455,544 shares issues and outstanding at December 31, 2021	277,581	282,335
Additional paid-in capital	3,193	4,603
Retained earnings	213,474	181,329
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(22,521)	(1,656)
Total shareholders’ equity	471,799	466,683
Total liabilities and shareholders’ equity	$3,905,229	$4,228,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest and dividend income:
Interest and fees on loans	$43,588	$35,601	$121,631	$104,786
Interest on interest-earning deposits	373	219	655	392
Interest on investment securities	1,784	889	4,210	2,310
Dividend income on FHLB stock	224	225	673	642
Interest on federal funds sold and other	445	174	1,149	489
Total interest income	46,414	37,108	128,318	108,619
Interest expense:
Interest on savings deposits, now and money market accounts	1,529	697	3,091	2,103
Interest on time deposits	2,460	2,048	5,540	7,422
Interest on subordinated debentures and long-term debt	2,427	2,342	7,154	6,656
Interest on other borrowed funds	1,020	445	1,974	1,320
Total interest expense	7,436	5,532	17,759	17,501
Net interest income	38,978	31,576	110,559	91,118
Provision for loan losses	1,766	1,196	3,048	3,324
Net interest income after provision for loan losses	37,212	30,380	107,511	87,794
Noninterest income:
Service charges, fees and other	1,277	3,153	3,899	5,953
Gain on sale of loans	265	1,790	1,783	8,203
Loan servicing fees, net of amortization	724	62	1,628	426
Recoveries on loans acquired in business combinations	5	68	108	78
Unrealized loss on equity investments	—	(5)	—	(60)
Unrealized (loss) gain on derivatives	(68)	125	(262)	254
Increase in cash surrender value of life insurance	332	331	986	735
Gain on sale of fixed assets	—	—	757	—
	2,535	5,524	8,899	15,589
Noninterest expense:
Salaries and employee benefits	9,561	8,772	28,558	26,756
Occupancy and equipment expenses	2,349	2,189	6,728	6,566
Data processing	1,306	965	3,857	3,636
Legal and professional	1,077	746	4,337	2,087
Office expenses	382	311	1,033	838
Marketing and business promotion	364	324	1,172	739
Insurance and regulatory assessments	441	384	1,360	1,086
Core deposit premium	277	281	833	869
OREO expenses	4	4	17	13
Merger expenses	—	40	60	99
Other expenses	936	404	2,412	2,203
	16,697	14,420	50,367	44,892
Income before income taxes	23,050	21,484	66,043	58,491
Income tax expense	6,398	6,120	19,297	17,291
Net income	$16,652	$15,364	$46,746	$41,200

Net income per share
Basic	$0.88	$0.79	$2.44	$2.11
Diluted	0.87	0.77	2.41	2.07

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$16,652	$15,364	$46,746	$41,200

Other comprehensive loss:
Unrealized losses on securities available for sale:	(9,773)	(1,001)	(30,140)	(2,369)

Related income tax effect:	2,999	296	9,275	702

Total other comprehensive loss	(6,774)	(705)	(20,865)	(1,667)

Total comprehensive income	$9,878	$14,659	$25,881	$39,533

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at June 30, 2022	18,881,829	$275,096	$4,193	$200,093	$72	$(15,747)	$463,707
Net income	—	—	—	16,652	—	—	16,652
Stock-based compensation	—	—	274	—	—	—	274
Restricted stock unit vested	6,450	175	(175)	—	—	—	—
Cash dividend (common stock, $0.14/share)	—	—	—	(2,663)	—	—	(2,663)
Stock options exercised, net of expense recognized	217,932	3,680	(1,099)	—	—	—	2,581
Repurchase of common stock	(94,539)	(1,370)	—	(608)	—	—	(1,978)
Other comprehensive loss, net of taxes	—	—	—	—	—	(6,774)	(6,774)
Balance at September 30, 2022	19,011,672	$277,581	$3,193	$213,474	$72	$(22,521)	$471,799

Balance at June 30, 2021	19,349,802	$280,253	$5,275	$156,558	$72	$167	$442,325
Net income	—	—	—	15,364	—	—	15,364
Stock-based compensation	—	—	268	—	—	—	268
Restricted stock vested	—	425	(425)	—	—	—	—
Cash dividend (common stock, $0.13/share)	—	—	—	(2,517)	—	—	(2,517)
Stock options exercised, net of expense recognized	211,478	3,140	(731)	—	—	—	2,409
Repurchase of common stock	(44,887)	(648)	—	(472)	—	—	(1,120)
Other comprehensive loss, net of taxes	—	—	—	—	—	(705)	(705)
Balance at September 30, 2021	19,516,393	$283,170	$4,387	$168,933	$72	$(538)	$456,024

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	19,455,544	$282,335	$4,603	$181,329	$72	$(1,656)	$466,683
Net income	—	—	—	46,746	—	—	46,746
Stock-based compensation	—	—	680	—	—	—	680
Restricted stock cancelled	(40,000)	—	—	—	—	—	—
Restricted stock vested	—	355	(355)	—	—	—	—
Restricted stock unit vested	7,450	202	(202)	—	—	—	—
Cash dividend (common stock, $0.42/share)	—	—	—	(8,074)	—	—	(8,074)
Stock options exercised, net of expense recognized	442,308	6,969	(1,533)	—	—	—	5,436
Repurchase of common stock	(853,630)	(12,280)	—	(6,527)	—	—	(18,807)
Other comprehensive loss, net of taxes	—	—	—	—	—	(20,865)	(20,865)
Balance at September 30, 2022	19,011,672	$277,581	$3,193	$213,474	$72	$(22,521)	$471,799

Balance at December 31, 2020	19,565,921	$284,261	$4,932	$138,094	$72	$1,129	$428,488
Net income	—	—	—	41,200	—	—	41,200
Stock-based compensation	—	—	870	—	—	—	870
Restricted stock granted	60,000	—	—	—	—	—	—
Restricted stock vested	—	425	(425)	—	—	—	—
Cash dividend (common stock, $0.39/share)	—	—	—	(7,403)	—	—	(7,403)
Stock options exercised, net of expense recognized	287,744	4,205	(990)	—	—	—	3,215
Repurchase of common stock	(397,272)	(5,721)	—	(2,958)	—	—	(8,679)
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,667)	(1,667)
Balance at September 30, 2021	19,516,393	$283,170	$4,387	$168,933	$72	$(538)	$456,024

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities
Net income	$46,746	$41,200
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization of premises and equipment	1,869	1,456
Net accretion of securities, loans, deposits, and other	(391)	(342)
Unrealized loss on equity securities	—	60
Amortization of investment in affordable housing tax credits	778	778
Amortization of intangible assets	3,023	5,000
Reversal of valuation allowance on mortgage servicing rights	—	(416)
Amortization of right-of-use asset	3,858	3,933
Change in operating lease liabilities	(3,754)	(3,786)
Provision for loan losses	3,048	3,324
Stock-based compensation	680	870
Gain on sale of loans	(1,783)	(8,203)
Gain on sale of fixed assets	(757)	—
Increase in cash surrender value of life insurance	(986)	(735)
Loans originated and purchased for sale, net	(37,612)	(134,320)
Proceeds from loans sold	56,480	260,795
Other items	89	147
Net cash provided by operating activities	71,288	169,761
Investing activities
Securities available for sale:
Purchases	(340,226)	(480,269)
Maturities, prepayments and calls	412,480	343,529
Securities held to maturity:
Maturities, prepayments and calls	500	900
Purchase of other equity securities, net	(1,208)	(166)
Redemption of Federal Home Loan Bank stock	—	641
Net increase of investment in qualified affordable housing projects	(133)	(494)
Net increase in loans	(294,693)	(218,451)
Purchase of bank owned life insurance	—	(19,800)
Net cash received in connection with a branch purchase	71,352	—
Proceeds from sale of fixed assets	757	—
Purchases of premises and equipment	(1,473)	(1,475)
Net cash used in investing activities	(152,644)	(375,585)
Financing activities
Net (decrease) increase in demand deposits and savings accounts	(502,364)	407,999
Net decrease in time deposits	(5,028)	(75,146)
Advances on short-term FHLB advances	470,000	—
Repays of short-term FHLB Advances	(380,000)	—
Cash dividends paid	(8,074)	(7,403)
Redemption of subordinated debentures	—	(50,000)
Issuance of subordinated debentures, net of issuance costs	—	118,111
Common stock repurchased, net of repurchased costs	(18,807)	(8,679)
Exercise of stock options	5,436	3,215
Net cash (used in) provided by financing activities	(438,837)	388,097
Net (decrease) increase in cash and cash equivalents	(520,193)	182,273
Cash and cash equivalents at beginning of period	694,372	194,654
Cash and cash equivalents at end of period	$174,179	$376,927
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$15,500	$17,502
Taxes paid	19,263	19,240
Non-cash investing and financing activities:
Loans transfer to held for sale, net	12,313	83,497
Additions to servicing assets	727	1,890
Net change in unrealized holding gain on securities available for sale	(30,140)	1,667
Recognition of operating lease right-of-use assets	(6,172)	(27,668)
Recognition of operating lease liabilities	6,172	27,668
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

At September 30, 2022, the Company had total consolidated assets of $3.9 billion, gross consolidated loans (held for investment and held for sale) of $3.2 billion, total consolidated deposits of $3.0 billion and total consolidated stockholders' equity of $471.8 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

The Company has completed six whole bank acquisitions from July 2011 through January 2022. All of the Company’s acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. In addition, on December 28, 2021, the Company announced that it had entered into an agreement to acquire Gateway Bank F.S.B. (“Gateway”), a commercial bank based in Oakland, California, in a cash transaction valued at approximately $22.9 million, subject to certain terms and conditions, including customary holdbacks if certain contingencies are not met, and other possible adjustments as contained in the agreement. As of September 30, 2022, Gateway had total assets of $165.4 million, total gross loans of $110.4 million, total deposits of $150.8 million and total tangible equity of $12.5 million. The expiration of the agreement has been extended to September 30, 2023 and the acquisition is subject to several conditions, including the receipt of all requisite regulatory approvals.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months and the nine months ended September 30, 2022 are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2021, included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2021 and Amendment No. 1 to the Annual Report on Form 10-K/A (collectively our “2021 Annual Report”).

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (Topic 326), including subsequent amending ASUs. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held to maturity securities, loan commitments, and financial guarantees. For available for sale (“AFS”) debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU 2016-13 was originally proposed to be effective for interim and annual reporting periods for an emerging growth company beginning after December 15, 2020, but was subsequently extended until December 31, 2022. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The CECL implementation project team of the Company is currently working with an outside firm to develop an econometric regression model. The Company contracted an independent third party to start validating the CECL model in October 2022. Management currently believes based on its preliminary model that a one-time cumulative adjustment will be made to the Company's allowance for credit losses which will be recorded through retained earnings upon adoption of ASU 2016-13 as of  January 1, 2022.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting". This pronouncement is applicable to all companies with contracts or hedging relationships that reference an interest rate that is expected to be discontinued. The ASU provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate (“SOFR”). The guidance was effective upon issuance and generally can be applied through December 31, 2022. Of the Company’s $3.2 billion in total gross loans as of September 30, 2022, approximately 5.5% have a LIBOR based reference rate. The Company has several issuances of LIBOR based long-term debt and subordinated debentures. Refer to Notes 9 and 10 of the Company’s consolidated financial statements included in this Form 10-Q. The Company is developing new SOFR-based loan products that will be substantially equivalent to prior LIBOR-based loan products and the Company has adopted SOFR as the alternative reference rate to replace LIBOR with respect to the Company’s long-term debt and subordinated debentures.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820)—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This pronouncement clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 will be effective for the Company on  January 1, 2024. Adoption of ASU 2022-03 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) debt securities and held to maturity (“HTM”) debt securities as of  September 30, 2022 and December 31, 2021, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2022	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,020	$—	$(553)	$4,467
SBA agency securities	2,801	—	(243)	2,558
Mortgage-backed securities- Government sponsored agencies	50,897	—	(7,317)	43,580
Collateralized mortgage obligations	131,351	—	(15,402)	115,949
Commercial paper	54,829	—	(57)	54,772
Corporate debt securities	41,188	1	(4,345)	36,844
Municipal securities	12,677	—	(4,577)	8,100
Total	$298,763	$1	$(32,494)	$266,270

Held to maturity
Municipal taxable securities	$1,004	$9	$(2)	$1,011
Municipal securities	4,731	—	(407)	4,324
Total	$5,735	$9	$(409)	$5,335

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,689	$4	$(83)	$5,610
SBA agency securities	3,351	118	—	3,469
Mortgage-backed securities- Government sponsored agencies	55,534	31	(540)	55,025
Collateralized mortgage obligations	121,377	128	(1,994)	119,511
Commercial paper	129,962	—	(36)	129,926
Corporate debt securities	41,999	460	(254)	42,205
Municipal securities	12,701	—	(187)	12,514
Total	$370,613	$741	$(3,094)	$368,260

Held to maturity
Municipal taxable securities	$1,506	$77	$—	$1,583
Municipal securities	4,746	248	—	4,994
Total	$6,252	$325	$—	$6,577

One security with a fair value of $79,000 and $117,000 at September 30, 2022 and December 31, 2021, respectively, was pledged to secure a local agency deposit.

There were no sales of investment securities during the three and nine months ended September 30, 2022 and 2021, respectively.

The amortized cost and fair value of the investment securities portfolio at September 30, 2022 and December 31, 2021 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
September 30, 2022
Government agency securities	$—	$—	$5,020	$4,467	$—	$—	$—	$—	$5,020	$4,467
SBA agency securities	—	—	1,200	1,093	1,601	1,465	—	—	2,801	2,558
Mortgage-backed securities- Government sponsored agencies	—	—	18,547	16,900	12,490	10,224	19,860	16,456	50,897	43,580
Collateralized mortgage obligations	2,323	2,321	30,538	28,062	90,482	79,556	8,008	6,010	131,351	115,949
Commercial paper	54,829	54,772	—	—	—	—	—	—	54,829	54,772
Corporate debt securities	3,704	3,704	10,850	10,150	23,966	21,262	2,668	1,728	41,188	36,844
Municipal securities	—	—	—	—	—	—	12,677	8,100	12,677	8,100
Total available for sale	$60,856	$60,797	$66,155	$60,672	$128,539	$112,507	$43,213	$32,294	$298,763	$266,270

Municipal taxable securities	$501	$500	$503	$511	$—	$—	$—	$—	$1,004	$1,011
Municipal securities	—	—	—	—	1,740	1,618	2,991	2,706	4,731	4,324
Total held to maturity	$501	$500	$503	$511	$1,740	$1,618	$2,991	$2,706	$5,735	$5,335
(dollars in thousands)
December 31, 2021
Government agency securities	$—	$—	$5,689	$5,610	$—	$—	$—	$—	$5,689	$5,610
SBA agency securities	—	—	1,551	1,582	1,800	1,887	—	—	3,351	3,469
Mortgage-backed securities- Government sponsored agencies	5,001	4,998	35,254	35,000	15,279	15,027	—	—	55,534	55,025
Collateralized mortgage obligations	117	117	78,021	76,496	43,239	42,898	—	—	121,377	119,511
Commercial paper	129,962	129,926	—	—	—	—	—	—	129,962	129,926
Corporate debt securities	7,999	8,007	8,389	8,633	22,927	22,931	2,684	2,634	41,999	42,205
Municipal securities	—	—	—	—	—	—	12,701	12,514	12,701	12,514
Total available for sale	$143,079	$143,048	$128,904	$127,321	$83,245	$82,743	$15,385	$15,148	$370,613	$368,260

Municipal taxable securities	$500	$502	$1,006	$1,081	$—	$—	$—	$—	$1,506	$1,583
Municipal securities	—	—	—	—	1,743	1,818	3,003	3,176	4,746	4,994
Total held to maturity	$500	$502	$1,006	$1,081	$1,743	$1,818	$3,003	$3,176	$6,252	$6,577

The following table summarizes investment securities with unrealized losses at September 30, 2022 and December 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
September 30, 2022
Government agency securities	$(553)	$4,467	3	$—	$—	—	$(553)	$4,467	3
SBA securities	(243)	2,558	4	—	—	—	(243)	2,558	4
Mortgage-backed securities- Government sponsored agencies	(448)	10,462	4	(6,869)	33,118	12	(7,317)	43,580	16
Collateralized mortgage obligations	(3,955)	59,914	23	(11,447)	56,035	20	(15,402)	115,949	43
Commercial paper	(57)	54,772	7	—	—	—	(57)	54,772	7
Corporate debt securities	(2,245)	25,572	26	(2,100)	7,568	8	(4,345)	33,140	34
Municipal securities	—	—	—	(4,577)	8,100	11	(4,577)	8,100	11
Total available for sale	$(7,501)	$157,745	67	$(24,993)	$104,821	51	$(32,494)	$262,566	118

Municipal taxable securities	$(2)	$500	1	$—	$—	—	$(2)	$500	1
Municipal securities	(407)	4,324	10	—	—	—	(407)	4,324	10
Total held to maturity	$(409)	$4,824	11	$—	$—	—	$(409)	$4,824	11

	Less than Twelve Months			Twelve Months or More			Total

(dollars in thousands)	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances	Unrealized Losses	Estimated Fair Value	No. of Issuances
December 31, 2021
Government agency securities	$(83)	$4,860	1	$—	$—	—	$(83)	$4,860	1
Mortgage-backed securities- Government sponsored agencies	(536)	44,009	12	(4)	9,974	2	(540)	53,983	14
Collateralized mortgage obligations	(1,916)	79,851	23	(78)	17,782	4	(1,994)	97,633	27
Commercial paper	(36)	129,926	19	—	—	—	(36)	129,926	19
Corporate debt securities	(254)	13,208	12	—	—	—	(254)	13,208	12
Municipal securities	(160)	11,447	9	(27)	1,067	2	(187)	12,514	11
Total available for sale	$(2,985)	$283,301	76	$(109)	$28,823	8	$(3,094)	$312,124	84

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

Equity Securities - The Company has several CRA equity investments. The Company recorded no gain nor loss for the three and nine months ended September 30, 2022 and a loss of $5,000 and $60,000 for the three and nine months ended September 30, 2021, respectively, due to the decrease in the fair value of those equity investments without readily determinable fair values. CRA equity securities were $21.0 million and $20.0 million as of September 30, 2022 and December 31, 2021, respectively.

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

	For the Three Months Ended September 30,
	2022					2021
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$30,493	$3,250	$411	$—	$34,154	$26,434	$4,787	$102	$29	$31,352
Provisions	2,271	(525)	20	—	1,766	1,270	(336)	291	(29)	1,196
Charge-offs	—	(5)	(44)	—	(49)	—	(412)	—	—	(412)
Recoveries	—	169	7	—	176	—	95	—	—	95
	$32,764	$2,889	$394	$—	$36,047	$27,704	$4,134	$393	$—	$32,231

	For the Nine Months Ended September 30,
	2022					2021
(dollars in thousands)	Real Estate	Commercial	Other	Unallocated	Total	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$28,592	$3,793	$527	$—	$32,912	$24,677	$4,617	$43	$—	$29,337
Provisions	4,172	(1,128)	4	—	3,048	3,094	(76)	306	—	3,324
Charge-offs	—	(5)	(146)	—	(151)	(67)	(502)	(42)	—	(611)
Recoveries	—	229	9	—	238	—	95	86	—	181
	$32,764	$2,889	$394	$—	$36,047	$27,704	$4,134	$393	$—	$32,231

The following table presents the recorded investment in loans and impairment method as of September 30, 2022 and 2021 and December 31, 2021, by portfolio segment:

(dollars in thousands)
September 30, 2022	Real Estate	Commercial	Other	Total
Reserves:
Specific	$—	$15	$—	$15
General	32,764	2,874	394	36,032
Total allowance for loan losses	$32,764	$2,889	$394	$36,047
Loans evaluated for impairment:
Individually	$6,500	$4,934	$69	$11,503
Collectively	2,924,106	261,817	23,487	3,209,410
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,930,606	$266,751	$23,556	$3,220,913

September 30, 2021	Real Estate	Commercial	Other	Total
Reserves:
Specific	$—	$7	$—	$7
General	27,704	4,127	393	32,224
Total allowance for loan losses	$27,704	$4,134	$393	$32,231
Loans evaluated for impairment:
Individually	$7,012	$7,236	$—	$14,248
Collectively	2,445,162	357,935	23,009	2,826,106
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,452,174	$365,171	$23,009	$2,840,354

December 31, 2021	Real Estate	Commercial	Other	Total
Reserves:
Specific	$—	$30	$—	$30
General	28,592	3,763	527	32,882
Total allowance for loan losses	$28,592	$3,793	$527	$32,912
Loans evaluated for impairment:
Individually	$10,340	$10,385	$—	$20,725
Collectively	2,545,379	334,460	30,786	2,910,625
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,555,719	$344,845	$30,786	$2,931,350

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

The risk category of loans by class of loans was as follows at September 30, 2022 and December 31, 2021:

(dollars in thousands)		Special
September 30, 2022	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$353,332	$—	$—	$141	$353,473
Commercial real estate	1,181,807	—	37,416	1,568	1,220,791
Single-family residential mortgages	1,346,939	—	4,612	4,791	1,356,342
Commercial:
Commercial and industrial	174,537	21,569	7,358	1,353	204,817
SBA	55,621	—	2,732	3,581	61,934
Other:	23,487	—	—	69	23,556
	$3,135,723	$21,569	$52,118	$11,503	$3,220,913

(dollars in thousands)		Special
December 31, 2021	Pass	Mention	Substandard	Impaired	Total
Real estate:
Construction and land development	$299,333	$3,662	$—	$149	$303,144
Commercial real estate	1,184,889	2,006	55,104	6,000	1,247,999
Single-family residential mortgages	1,000,385	—	—	4,191	1,004,576
Commercial:
Commercial and industrial	255,439	—	9,148	4,122	268,709
SBA	62,300	1,303	6,270	6,263	76,136
Other:	30,786	—	—	—	30,786
	$2,833,132	$6,971	$70,522	$20,725	$2,931,350

The following table presents the aging of the recorded investment in past-due loans at September 30, 2022 and December 31, 2021 by class of loans:

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
September 30, 2022	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$11,337	$—	$141	$11,478	$341,995	$353,473	$141
Commercial real estate	12,683	—	664	13,347	1,207,444	1,220,791	664
Single-family residential mortgages	5,539	9,581	1,602	16,722	1,339,620	1,356,342	4,791
Commercial:
Commercial and industrial	1,577	196	3	1,776	203,041	204,817	1,021
SBA	463	1,280	905	2,648	59,286	61,934	3,581
Other:	67	61	41	169	23,387	23,556	69
	$31,666	$11,118	$3,356	$46,140	$3,174,773	$3,220,913	$10,267
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$1,185	$1,185	$—

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
December 31, 2021	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$149	$149	$302,995	$303,144	$149
Commercial real estate	1,914	3,002	667	5,583	1,242,416	1,247,999	4,672
Single-family residential mortgages	10,554	2,238	2,680	15,472	989,104	1,004,576	4,191
Commercial:
Commercial and industrial	1,575	—	3,689	5,264	263,445	268,709	3,712
SBA	—	1,733	4,839	6,572	69,564	76,136	6,263
Other:	57	7	—	64	30,722	30,786	—
	$14,100	$6,980	$12,024	$33,104	$2,898,246	$2,931,350	$18,987
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$5,957	$5,957	$—

(1)	Included in total loans.

The Company has no loans that are 90 days or more past due and still accruing at September 30, 2022 and December 31, 2021.

Information relating to individually impaired loans presented by class of loans was as follows at September 30, 2022 and December 31, 2021:

	Unpaid
(dollars in thousands)	Principal	Recorded	Related
September 30, 2022	Balance	Investment	Allowance
With no related allowance recorded
Construction and land development	$173	$141	$—
Commercial and industrial	1,419	1,353	—
Commercial real estate	1,583	1,568	—
Single-family residential mortgage loans	5,008	4,791	—
Commercial - SBA	3,585	3,542	—
Other	69	69	—
With related allowance recorded
Commercial-SBA	40	39	15
Total	$11,877	$11,503	$15

	Unpaid
(dollars in thousands)	Principal	Recorded	Related
December 31, 2021	Balance	Investment	Allowance
With no related allowance recorded
Construction and land development	$173	$149	$—
Commercial and industrial	4,096	4,096	—
Commercial real estate	6,059	6,000	—
Residential mortgage loans	4,365	4,191	—
Commercial - SBA	6,274	6,245	—
With related allowance recorded
Commercial and industrial	27	26	27
Commercial-SBA	18	18	3
Total	$21,012	$20,725	$30

The following table presents information on impaired loans and leases, disaggregated by loan segment, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
(dollars in thousands)	Balance	Income	Balance	Income	Balance	Income	Balance	Income
With no related allowance recorded
Construction and land development	$173	$—	$173	$—	$173	$8	$173	$—
Commercial and industrial	1,427	7	448	7	1,451	19	469	21
Commercial real estate	1,586	28	2,617	33	1,596	89	2,662	100
Residential mortgage loans	5,000	—	4,491	—	5,021	—	4,503	—
Commercial - SBA	3,749	34	7,117	—	3,772	67	7,564	—
Other	69	—	—	—	70	—	—	—
With related allowance recorded
Commercial and industrial	—	—	5	—	—	—	6	—
Commercial - SBA	43	—	25	—	51	1	28	—
Total	$12,047	$69	$14,876	$40	$12,134	$184	$15,405	$121

No interest income on non-accrual loans was recognized on a cash basis for the three or nine months ended September 30, 2022 and 2021 or for the year ended December 31, 2021.

The Company identified six loans as TDRs at September 30, 2022 and nine loans at December 31, 2021, with aggregate balances of $2.7 million and $3.4 million, respectively. Non-accrual TDRs were $1.4 million and $1.7 million at September 30, 2022 and December 31, 2021, respectively. There were $1,000 and $3,000 specific reserves allocated to such loans as of September 30, 2022 and December 31, 2021, respectively. There are no commitments to lend additional amounts at September 30, 2022 and December 31, 2021 to customers with outstanding loans that are classified as TDRs. There were no non-accrual loans that were modified as TDRs during the past twelve months that had payment defaults during the periods.

There were no loans modified as TDRs during the three and nine months ended September 30, 2022. There was one loan modified as a TDR during the three months ended September 30, 2021, which had a pre-modification recorded investment and post-modification recorded investment of $1.1 million. There were three loans modified as a TDR during the nine months ended September 30, 2021, which had a pre-modification recorded investment and post-modification recorded investment of $1.5 million. The modification of the terms generally included loans where a moratorium on loan payments was granted. Such moratoriums ranged from six months to nine months on the loans restructured in 2021.

NOTE 6 - LOAN SERVICING

Loans serviced for others are not reported as assets. The principal balances at September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Loans serviced for others:
Mortgage loans	$1,157,832	$1,308,672
SBA loans	128,020	138,173
Commercial real estate loans	4,011	4,070

The fair value of servicing assets for mortgage loans was $18.4 million and $15.4 million at September 30, 2022 and December 31, 2021, respectively. The fair value of servicing assets for SBA loans was $3.7 million and $4.1 million at September 30, 2022 and December 31, 2021, respectively. Estimates of the loan servicing asset fair value are derived through a discounted cash flow analysis. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography. The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place. The analysis accounts for recent transactions, and supply and demand within the market.

Servicing fees net of servicing asset amortization totaled $724,000 and $1.6 million for the three and nine months ended September 30, 2022, respectively, and $62,000 and $426,000 for the three and nine months ended September 30, 2021.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$7,966	$2,490	$8,748	$2,769
Additions	49	46	497	230
Disposals	(151)	(28)	(715)	(299)
Amortized to expense	(229)	(89)	(895)	(281)
End of period	$7,635	$2,419	$7,635	$2,419

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$9,318	$3,240	$10,529	$3,436
Additions	351	124	1,559	331
Disposals	(403)	(329)	(1,744)	(490)
Amortized to expense	(458)	(118)	(1,536)	(360)
Valuation allowance	416	—	416	—
End of period	$9,224	$2,917	$9,224	$2,917

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions are tested for impairment at least annually. The Company has historically selected December 31st as the date to perform the annual impairment test. Goodwill amounted to $71.5 million and $69.2 million at September 30, 2022 and at December 31, 2021, respectively, and is the only intangible asset with an indefinite life on the Company's balance sheet. Goodwill in the amount of $2.3 million was recognized in conjunction with the acquisition of the Honolulu, Hawaii branch office.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank and branch acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. In January 2022, $729,000 of CDI was recognized in conjunction with the Hawaii branch purchase. The unamortized balance at September 30, 2022 and December 31, 2021 was $4.0 million and $4.1 million, respectively. CDI amortization expense was $277,000 and $281,000 for the three months ended September 30, 2022 and 2021, respectively and $833,000 and $869,000 for the nine months ended September 30, 2022 and 2021.

Estimated CDI amortization expense for future years is as follows:

(dollars in thousands)
As of September 30:
Remainder of 2022	$253
2023	923
2024	784
2025	672
2026	501
Thereafter	838
Total	$3,971

NOTE 8 - DEPOSITS

At September 30, 2022, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	September 30, 2022
One year	$1,127,618
Two to three years	31,542
Over three years	2,083
Total	$1,161,243

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

At September 30, 2022 and December 31, 2021, long-term debt was as follows:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Principal	$175,000	$175,000
Unamortized debt issuance costs	$1,559	$1,993

The following table presents interest and amortization expense the Company incurred for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Interest Expense:
Interest	$2,050	$2,050	$6,149	$5,828
Amortization	145	145	434	381

The Intercontinental Exchange (“ICE”) Benchmark Administration ceased publishing 1-week and 2-month LIBOR rate at the end of 2021 and will cease publishing all other LIBOR tenors at June 30, 2023. At this point in time, the Company has adopted SOFR as the alternative reference rate to replace LIBOR with respect to the Company’s long-term debt.

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TFC Holding Company (“TFC”) in 2016, acquired TFC Statutory Trust (the “Trust”). The Trust conducted a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC issued $5 million of subordinated debentures to the Trust in exchange for ownership of all of the common securities of the Trust and the proceeds of the preferred securities sold by the Trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition, which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security. The Company also purchased an investment in the common stock of the Trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Federal Reserve on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to three month LIBOR plus 1.65%, which was 4.94% as of September 30, 2022 and 1.85% at December 31, 2021.

In October 2018, the Company, through the acquisition of First American International Corp. (“FAIC”), acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. The FAIC Trust issued 7,000 units of thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7,000,000 to an independent investor, and FAIC issued $7.2 million of subordinated debentures to the FAIC Trust for all of its common securities, amounting to $217,000, which is included in other assets. There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at September 30, 2022 was 5.54% and 2.45% at December 31, 2021.

In January 2020, the Company, through the acquisition of PGBH, acquired Pacific Global Bank Trust I (“PGBH Trust”), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed to floating rate capital securities with an aggregate liquidation amount of $5,000,000 and 155 common securities with an aggregate liquidation amount of $155,000. PGBH issued $5.2 million of subordinated debentures to PGBH Trust in exchange for ownership of all the common securities of PGBH Trust. There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at September 30, 2022 was 5.39% and 2.30% at December 31, 2021.

The Company paid interest expense of $178,000 and $93,000 for the three months ended September 30, 2022 and 2021, respectively, and $407,000 and $283,000 for the nine months ended September 30, 2022 and 2021, respectively, on the subordinated debentures. The amount of aggregate amortization expense recognized was $55,000 for both three months ended September 30, 2022 and 2021, and $164,000 for both nine months ended September 30, 2022 and 2021.

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

Federal Funds Arrangements with Commercial Banks. At September 30, 2022, the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $50.0 million overnight from Zions Bank, Wells Fargo Bank, First Horizon Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements. At September 30, 2022, the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit. The secured borrowing capacity with the FRB of $12.1 million at September 30, 2022 is collateralized by loans pledged with a carrying value of $16.9 million.

FHLB Secured Line of Credit. The secured borrowing capacity with the FHLB of $972.3 million at September 30, 2022 is collateralized by loans pledged with a carrying value of $1.4 billion.

FHLB Advances. At September 30, 2022, the Company had overnight advances of $90.0 million and long-term (five year original term) advances of $150.0 million at a weighted average rate of 1.94% with the FHLB. The Company paid interest expenses of $1.0 million and $445,000 on such FHLB advances for the three months ended September 30, 2022 and 2021, respectively, and $2.0 million and $1.3 million on such FHLB advances for the nine months ended September 30, 2022 and 2021, respectively. There were no other borrowing arrangements other than FHLB advances as of September 30, 2022 and at December 31, 2021.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the three months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $6.4 million and $6.1 million, respectively, reflecting an effective tax rate of 27.8% and 28.5% for the three months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $19.3 million and $17.3 million, respectively, reflecting an effective tax rate of 29.2% and 29.6% for the nine months ended September 30, 2022 and 2021, respectively. The Company recognized a tax benefit from stock option exercises of $276,000 and $534,000 for the three months ended September 30, 2022 and 2021, respectively and $578,000 and $657,000 for the nine months ended September 30, 2022 and 2021, respectively. The Company amended its 2020 tax returns and 2018 California state tax return and recorded a total of $300,000 tax expense reduction in the third quarter of 2022.

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

At September 30, 2022 and December 31, 2021, the Company had the following financial commitments whose contractual amount represents credit risk:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Commitments to make loans	$127,786	$202,288
Unused lines of credit	285,212	251,931
Commercial and similar letters of credit	1,192	1,214
Standby letters of credit	2,538	4,728
Total	$416,728	$460,161

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

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space, and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate at lease when it is reasonably certain that the Company will exercise those options. The Company's measurement of the ROU assets and operating lease liabilities does not include payments associated with the option to extend or terminate the lease. The ROU lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company did not possess any leases that have variable lease payments or residual value guarantees as of September 30, 2022.

The ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses FHLB Advance rates to determine the present value of its lease liabilities.

The Company leases several of its operating facilities under various non-cancellable operating leases expiring at various dates through 2036. The Company is also responsible for common area maintenance, taxes, and insurance at the various branch locations.

Future minimum rent payments on the Company’s leases were as follows at September 30, 2022:

(dollars in thousands)
As of September 30, 2022:
2022 remaining	$907
2023	4,790
2024	3,632
2025	3,461
2026	3,550
Thereafter	10,687
Total	$27,027
Less amount of payment representing interest	(1,326)
Total present value of lease payments	$25,701

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.4 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively and $4.0 million and $3.9 million for the nine months ended September 30, 2022 and 2021, respectively. The Company received rental income of $106,000 and $112,000 in the third quarter of 2022 and 2021, respectively and $376,000 and $316,000 for the nine months ended September 30, 2022 and 2021, respectively. During third quarter of 2022, the Company extended the lease at a California branch for another five years and recognized additional $751,000 right-of-use asset and lease liability.

The following table presents the operating lease related assets and liabilities recorded on the Consolidated Balance Sheet, and the weighted-average remaining lease terms and discount rates as of  September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Operating Leases
ROU assets	$24,768	$22,454
Lease liabilities	25,701	23,282

Weighted-average remaining lease term (in years)	7.22	6.84
Weighted-average discount rate	1.78%	1.01%

NOTE 15 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Beginning balance	$8,441	$1,243
New loans and advances	—	10,292
Repayments	(1,572)	$(3,094)
Ending balance	$6,869	$8,441

There were $1.6 million unfunded loan commitments outstanding to executive officers, directors and their related interests with whom they are associated at September 30, 2022 and none at December 31, 2021.

Deposits from principal officers, directors, and their affiliates at September 30, 2022 and December 31, 2021 were $56.9 million and $57.6 million, respectively.

Several directors and their affiliates own in the aggregate $8.1 million of RBB's subordinated debentures as of September 30, 2022.

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

Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan

The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the "OSIP") was approved by the Company’s board of directors in January 2019 and approved by the Company’s shareholders in May 2022. The OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the OSIP, or 3,848,341 shares. As of September 30, 2022, there were 1,057,083 shares of common stock available for issuance under the OSIP. This represents 5.6% of the issued and outstanding shares of the Company’s common stock as of September 30, 2022. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

The recorded compensation expense for stock options was $72,000 and $126,000 and the Company recognized income tax benefit of $276,000 and $534,000 for the three months ended September 30, 2022 and 2021, respectively. The recorded compensation expense for stock options was $228,000 and $357,000 and the Company recognized income tax benefit of $578,000 and $657,000 for the nine months ended September 30, 2022 and 2021, respectively. Unrecognized stock-based compensation expense related to options was $332,000 and $763,000 as of September 30, 2022 and 2021, respectively. Unrecognized stock-based compensation expense will be recognized over a weighted-average period of 1.0 years as of  September 30, 2022.

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

A summary of the status of option awards pursuant to the Company's stock option plans as of September 30, 2022 and changes during the nine months ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for share amounts)	Shares	Price	Term in years	Value
Outstanding at beginning of year	943,918	$14.66
Granted	10,000	21.46
Exercised	(442,308)	12.29
Forfeited/cancelled	(69,000)	16.48
Outstanding at end of period	442,610	$16.89	4.88	$1,772

Options exercisable	335,605	$16.32	3.77	$1,512

As of December 31, 2021, the number of unvested stock options were 237,500 with a weighted-average grant date fair value of $4.28. During nine months ended September 30, 2022, there were 10,000 unvested stock options granted with a weighted-average grant date stock price of $21.46 and 62,495 stock options vested with a weighted average grant date stock price of $18.33. During nine months ended September 30, 2022, there were a total of 78,000 stock options forfeited or exercised with weighted average grant date stock price of $16.74, and among those options 51,001 shares were unvested upon forfeiture.

The total fair value of the 62,495 and 53,496 vested shares was $1.3 million and $1.3 million during the nine months ended September 30, 2022 and 2021, respectively. The number of unvested stock options were 107,005 and 241,504 with a weighted-average grant date fair value of $4.37 and $4.30 as of September 30, 2022 and 2021, respectively.

Cash received from the exercise of 217,932 stock options was $2.6 million for the three months ended September 30, 2022 and cash received from the exercise of 211,479 stock options was $2.4 million for the three months ended September 30, 2021. The intrinsic value of options exercised was $2.1 million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, cash received from the exercise of 442,308 stock options was $5.4 million, and for the nine months ended September 30, 2021, cash received from the exercise of 287,744 stock options was $3.2 million. The intrinsic value of options exercised was $3.9 million and $3.8 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company did not grant restricted stock in 2022. The Company granted restricted stock for 60,000 shares at a closing price of $17.74 in 2021. These restricted stock awards are scheduled to vest over a three year period from the January 21, 2021 grant date. Unvested restricted stock of 40,000 shares were forfeited and related unrecognized stock-based compensation expense was reversed on April 8, 2022, due to a former employee's resignation. As of September 30, 2022, there were no outstanding restricted stock awards.

The recorded compensation expense for restricted stock was zero and $142,000 for the three months ended September 30, 2022 and 2021, respectively and $95,000 and $513,000 for the nine months ended September 30, 2022 and 2021, respectively. Unrecognized stock-based compensation expense related to restricted stock was zero and $817,000 as of September 30, 2022 and 2021, respectively.

The following table presents restricted stock activity during the nine months ended September 30, 2022.

		Weighted-Average
		Grant Date
(dollars in thousands, except for share amounts)	Shares	Fair Value
Outstanding at beginning of year	60,000	$17.74
Granted	—	—
Vested	(20,000)	17.74
Forfeited/cancelled	(40,000)	17.74
Outstanding at end of period	—	$—

The Company granted 39,497 restricted stock units at a closing price of $27.16 on January 19, 2022, to its directors and executive officers. These restricted stock units are scheduled to vest over a one year period for shares granted to directors and a three year period for shares granted to executive officers from the grant date. As of  September 30, 2022, there were 16,320 remaining unvested restricted stock units.

The recorded compensation expense for restricted stock units was $202,000 and none for the three months ended  September 30, 2022 and 2021, respectively and $357,000 and none for the nine months ended  September 30, 2022 and 2021, respectively. Unrecognized stock-based compensation expense related to restricted stock units was $320,000 and zero as of  September 30, 2022 and 2021, respectively. As of  September 30, 2022, unrecognized stock-based compensation expense related to restricted stock units is expected to be recognized over the next 1.7 years. Unvested restricted stock unit of 15,727 shares were forfeited and related unrecognized stock-based compensation expense was reversed during second quarter of 2022, due to former employees' resignation.

The following table presents restricted stock unit activity during the nine months ended September 30, 2022.

		Weighted-Average
		Grant Date
(dollars in thousands, except for share amounts)	Shares	Fair Value
Outstanding at beginning of year	—	$—
Granted	39,497	27.16
Vested	(7,450)	27.16
Forfeited/cancelled	(15,727)	27.16
Outstanding at end of period	16,320	$27.16

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes that at September 30, 2022 and December 31, 2021, RBB and the Bank satisfied all capital adequacy requirements to which they were subject.

As defined in applicable regulations and set forth in the tables below, RBB and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the "well capitalized" standards at the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022:
Tier 1 Leverage Ratio
Consolidated	$434,638	11.47%	$151,552	4.0%	N/A	N/A
Bank	551,276	14.57%	151,351	4.0%	189,189	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$419,973	15.52%	$121,798	4.5%	N/A	N/A
Bank	551,276	20.41%	121,517	4.5%	175,525	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$434,638	16.06%	$162,398	6.0%	N/A	N/A
Bank	551,276	20.41%	162,023	6.0%	216,031	8.0%
Total Risk-Based Capital Ratio
Consolidated	$641,952	23.72%	$216,531	8.0%	N/A	N/A
Bank	585,072	21.67%	216,031	8.0%	270,039	10.0%

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Tier 1 Leverage Ratio
Consolidated	$410,134	10.21%	$160,642	4.0%	N/A	N/A
Bank	499,325	12.45%	160,418	4.0%	200,523	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$395,632	14.86%	$119,841	4.5%	N/A	N/A
Bank	499,325	18.80%	119,550	4.5%	172,684	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$410,134	15.40%	$159,788	6.0%	N/A	N/A
Bank	499,325	18.80%	159,401	6.0%	212,534	8.0%
Total Risk-Based Capital Ratio
Consolidated	$616,440	23.15%	$213,051	8.0%	N/A	N/A
Bank	532,544	20.05%	212,534	8.0%	265,668	10.0%

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

Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable. Collateral-dependent impaired loans evaluated with specific reserves are classified as Level 3 assets. There were no loans of this type as of September 30, 2022 and December 31, 2021.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at September 30, 2022 and December 31, 2021:

(dollars in thousands)	Fair Value Measurements Using:
September 30, 2022	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$4,467	$—	$4,467
SBA agency securities	—	2,558	—	2,558
Mortgage-backed securities	—	43,580	—	43,580
Collateralized mortgage obligations	—	115,949	—	115,949
Commercial paper	—	54,772	—	54,772
Corporate debt securities	—	36,844	—	36,844
Municipal securities	—	8,100	—	8,100
Interest Rate Lock Contracts	—	—	(9)	(9)
Forward Mortgage Loan Sale Contracts	—	—	12	12
	$—	$266,270	$3	$266,273
On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$5,610	$—	$5,610
SBA agency securities	—	3,469	—	3,469
Mortgage-backed securities	—	55,025	—	55,025
Collateralized mortgage obligations	—	119,511	—	119,511
Commercial paper	—	129,926	—	129,926
Corporate debt securities	—	42,205	—	42,205
Municipal securities	—	12,514	—	12,514
Interest Rate Lock Contracts	—	—	141	141
Forward Mortgage Loan Sale Contracts	—	—	124	124
	$—	$368,260	$265	$368,525
On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

No write-downs to OREO were recorded for the nine months ended September 30, 2022 or for the year ended December 31, 2021.

Quantitative information about the Company's OREO non-recurring Level 3 fair value measurements at September 30, 2022 and December 31, 2021 is as follows:

OREO consisted of one single-family residence with a fair value of $293,000 as of September 30, 2022 and December 31, 2021. OREO was evaluated by third party appraisals with unobservable input of management adjustment in the range of 5%-6% to reflect current conditions and selling costs.

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

Quantitative information about the Company's recurring Level 3 fair value measurements as of September 30, 2022 and December 31, 2021 is as follows:

At December 31, 2021, fair value for IRLCs and FMLSCs totaled $265,000. All IRLCs and FMLSCs at December 31, 2021 were funded and sold to Fannie Mae in the first three months of 2022. Changes in fair value were $263,000 in 2022. Fair value for IRLCs and FMLSCs totaled $2,000 at September 30, 2022.

The fair value measurement of IRLCs and FMLSCs were primarily based on the buy price from borrowers ranging from 97 to 100, the sale price to Fannie Mae ranging from 97 to 104, and the significant unobservable inputs using margin cost rate of 1.50%.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at September 30, 2022 and December 31, 2021 are summarized as follows:

		September 30, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$134,179	$134,179	$501,372	$501,372
Federal funds sold and other cash equivalents	Level 1	40,000	40,000	193,000	193,000
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	266,270	266,270	368,260	368,260
Investment securities - HTM	Level 2	5,735	5,335	6,252	6,577
Mortgage loans held for sale	Level 1	1,185	1,201	5,957	6,055
Loans, net	Level 3	3,184,866	3,195,083	2,898,438	2,908,742
Equity securities	Level 3	20,951	20,951	19,992	19,992
Servicing assets	Level 2	10,054	22,111	11,517	19,442
Accrued Interest Receivable	Level 1	13,243	13,243	11,278	11,278

		Notional	Fair	Notional	Fair
Derivative assets:		Value	Value	Value	Value
Interest Rate Lock Contracts	Level 3	$889	$(9)	$8,099	$141
Forward Mortgage Loan Sale Contracts	Level 3	2,674	12	14,296	124

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$2,959,670	$2,906,629	$3,385,532	$3,388,008
FHLB advances	Level 3	240,000	225,642	150,000	143,237
Long-term debt	Level 3	173,441	143,144	173,007	175,773
Subordinated debentures	Level 3	14,665	13,841	14,502	13,991
Accrued Interest Payable	Level 1	4,290	4,290	1,863	1,863

NOTE 20 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”):

	For the Three Months Ended September 30,
	2022		2021
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$16,652		$15,364
Less: Earnings allocated to participating securities	$—		$(53)
Shares outstanding		19,011,672		19,516,393
Impact of weighting shares		(23,229)		(173,131)
Used in basic EPS	16,652	18,988,443	15,311	19,343,262
Dilutive effect of outstanding
Stock options		125,684		454,925
Restricted Stock Unit		16,320		—
Used in dilutive EPS	$16,652	19,130,447	$15,311	19,798,187

Basic earnings per common share	$0.88		$0.79
Diluted earnings per common share	$0.87		$0.77

	For the Nine Months Ended September 30,
	2022		2021
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$46,746		$41,200
Less: Earnings allocated to participating securities	(34)		(144)
Shares outstanding		19,011,672		19,516,393
Impact of weighting shares		131,060		(99,785)
Used in basic EPS	46,712	19,142,732	41,056	19,416,608
Dilutive effect of outstanding
Stock options		249,115		412,004
Restricted Stock Units		23,711		—
Used in dilutive EPS	$46,712	19,415,558	$41,056	19,828,612

Basic earnings per common share	$2.44		$2.11
Diluted earnings per common share	$2.41		$2.07

Stock options for 15,000 shares and zero shares of common stock were not considered in computing diluted earnings per common share for September 30, 2022 and 2021, respectively, because they were anti-dilutive.

NOTE 21 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Non-interest income, in scope (1)
Fees and service charges on deposit accounts	$508	$534	$1,582	$1,839
Other fees (2)	157	2,017	474	2,300
Other income (3)	549	488	1,622	1,642
Gain on sale of OREO and fixed assets	—	—	757	—
Total in-scope non-interest income	1,214	3,039	4,435	5,781
Non-interest income, not in scope (4)	1,321	2,485	4,464	9,808
Total non-interest income	$2,535	$5,524	$8,899	$15,589

(1)	There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606.
(2)	Other fees consists of wealth management fees, miscellaneous loan fees and postage/courier fees.
(3)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity and OREO income.
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

NOTE 22 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At September 30, 2022 and December 31, 2021, the balance of the investment for qualified affordable housing projects was $7.8 million and $6.6 million, respectively. This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified housing projects totaled $2.7 million and $826,000 at September 30, 2022 and December 31, 2021, respectively. The Company expects to fulfill these commitments between 2022 and 2029.

For the three months ended September 30, 2022 and 2021, the Company recognized amortization expense of $268,000 and $259,000, respectively, which was included within income tax expense on the consolidated statements of income. For the nine months ended September 30, 2022 and 2021, the Company recognized amortization expense of $778,000 and $778,000, respectively, which was included within income tax expense on the consolidated statements of income.

NOTE 23 - RECENT DEVELOPMENTS

On October 19, 2022, RBB announced a cash dividend of $0.14 per share for the third quarter of 2022. The dividend is payable on November 11, 2022 to common shareholders of record as of October 31, 2022.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic market areas;
●

economic, market, operational, liquidity, credit and interest rate risks associated with our business, particularly in light of the recent increases in inflation and in market rates of interest, the tight labor market and supply chain disruptions;

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

GENERAL

RBB is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for the Bank and RAM. At September 30, 2022, RBB had total consolidated assets of $3.9 billion, gross consolidated loans of $3.2 billion HFI and HFS, total consolidated deposits of $3.0 billion and total consolidated stockholders' equity of $471.8 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

RBB has completed six whole bank acquisitions since 2011, including the acquisition of Pacific Global Bank Holdings, Inc. ("PGBH") which was completed on January 10, 2020. In addition, on December 28, 2021, the Company announced that it had entered into an agreement to acquire Gateway Bank F.S.B. (“Gateway”), a commercial bank based in Oakland, California in a cash transaction valued at approximately $22.9 million, subject to certain terms and conditions, including customary holdbacks if certain contingencies are not met, and other possible adjustments as contained in the agreement. The acquisition is subject to several conditions, including the receipt of all requisite regulatory approvals, and management currently believes the acquisition will close in the second quarter of 2023. The expiration of the agreement has been extended to September 30, 2023 and the acquisition is subject to several conditions, including the receipt of all requisite regulatory approvals.

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

For the third quarter of 2022, we reported net earnings of $16.7 million, compared with $15.4 million for the third quarter of 2021, reflecting an increase of $1.3 million from the third quarter of 2021. Diluted earnings per share was $0.87 per share for the third quarter of 2022, compared to $0.77 for the same period last year.

At September 30, 2022, total assets were $3.9 billion, a decrease of $323.0 million, or 7.6%, from total assets of $4.2 billion at December 31, 2021, primarily due to a $520.2 million decrease in cash and cash equivalents, partially offset by an increase of $284.8 million in gross loans. The decline in cash and cash equivalents was due to the decreases in the balances of demand deposits and money market accounts due to the continued reduction of concentration with certain deposit customers and higher yielding alternatives available in the market.

At September 30, 2022, AFS investment securities totaled $266.3 million, inclusive of a pre-tax net unrealized loss of $32.5 million, compared to $368.3 million, inclusive of a pre-tax unrealized loss of $2.4 million at December 31, 2021. The increase in pre-tax unrealized losses was due to declines in the value of AFS investment securities due to higher market interest rates. HTM investment securities totaled $5.7 million at September 30, 2022 and $6.3 million at December 31, 2021.

Total HFI loans and leases, net of deferred fees and discounts, increased $289.6 million, or 9.9%, to $3.2 billion at September 30, 2022, compared to $2.9 billion at December 31, 2021. The increase was primarily due to an increase of $351.8 million in single-family residential (“SFR”) mortgage loans and an increase of $50.3 million in construction and land development (“C&D”) loans. These increases were partially offset by decreases in commercial and industrial ("C&I") loans of $63.9 million, commercial real estate (“CRE”) loans of $27.2 million, SBA loans of $14.2 million and other loans of $7.2 million.

There were $1.2 million mortgage loans held for sale as of September 30, 2022, compared to $6.0 million at December 31, 2021. The decrease was due to interest rate hikes that caused a substantial decrease in FNMA loan originations and loan sales 2022.

Noninterest-bearing deposits were $916.3 million at September 30, 2022, a decrease of $375.2 million, or 29.1%, compared to $1.3 billion at December 31, 2021. Interest-bearing deposits were $2.0 billion at September 30, 2022, a decrease of $50.7 million, or 2.4%, compared to $2.1 billion at December 31, 2021. The decreases were driven primarily by our efforts to reduce concentrations with certain customers. In addition, higher yielding alternatives available in the market primarily caused the decrease in interest bearing deposits. At September 30, 2022, noninterest-bearing deposits were 31.0% of total deposits, compared to 38.1% at December 31, 2021.

Borrowings, consisting of FHLB advances, long-term debt and subordinated debt, increased to $428.1 million at September 30, 2022, compared to $337.5 million as of December 31, 2021, or an increase of $90.6 million or 26.8%. $150.0 million in five-year original term FHLB advances have an average fixed rate of 1.18% and will mature by March 2025. The purpose of these advances was to enhance our liquidity in light of the COVID-19 pandemic at an attractive interest rate. As of September 30, 2022 and December 31, 2021, we had $90.0 million and $0, respectively, of short-term advances from the FHLB. We borrowed the short-term advances in order to maintain our liquidity in light of reducing concentration of certain deposit customers and higher yielding alternatives available in the market.

The Company adopted ASU 2016-02, Leases, as of January 1, 2021. As of September 30, 2022, the Company reported $24.8 million in right-of-use assets for operating leases and $25.7 million in lease liabilities.

The allowance for loan losses was $36.0 million at September 30, 2022, compared to $32.9 million at December 31, 2021, an increase of $3.1 million during the nine-month period ending September 30, 2022. The increase was due to a $3.0 million loan loss provision, attributable to loan growth, partially offset by a decrease in our COVID-19 reserve because of the improving economic conditions. The allowance for loan losses to total HFI loans and leases outstanding was 1.12% as of September 30, 2022 and 1.12% as of December 31, 2021.

Shareholders’ equity increased $5.1 million, or 1.1%, to $471.8 million during the nine-month period ending September 30, 2022 due to $46.7 million of net income, $5.4 million from the exercise of stock options and $680,000 from stock-based compensation, which was partially offset by $8.1 million of common stock dividends, $18.8 million from the repurchase of common stock and a $20.9 million decrease in net accumulated other comprehensive income. Higher market interest rate caused the increases in unrealized losses on AFS securities that caused the decreases in accumulated other comprehensive income.

Our capital ratios under the revised capital framework referred to as Basel III remain well capitalized. As of September 30, 2022, the Company’s Tier 1 leverage capital ratio was 11.47%, the common equity Tier 1 ratio was 15.52%, the Tier 1 risk-based capital ratio was 16.06%, and the total risk-based capital ratio was 23.72%. See “Analysis of Financial Condition -- Regulatory Capital Requirements” herein for a further discussion of our regulatory capital requirements.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$ or #	%	2022	2021	$ or #	%
	(Dollars in thousands, except per share amounts)				(Dollars in thousands, except per share amounts)
Interest income	$46,414	$37,108	$9,306	25.1%	$128,318	$108,619	$19,699	18.1%
Interest expense	7,436	5,532	1,904	34.4%	17,759	17,501	258	1.5%
Net interest income	38,978	31,576	7,402	23.4%	110,559	91,118	19,441	21.3%
Provision for loan losses	1,766	1,196	570	47.7%	3,048	3,324	(276)	(8.3)%
Net interest income after provision for loan losses	37,212	30,380	6,832	22.5%	107,511	87,794	19,717	22.5%
Noninterest income	2,535	5,524	(2,989)	(54.1)%	8,899	15,589	(6,690)	(42.9)%
Noninterest expense	16,697	14,420	2,277	15.8%	50,367	44,892	5,475	12.2%
Income before income taxes	23,050	21,484	1,566	7.3%	66,043	58,491	7,552	12.9%
Income tax expense	6,398	6,120	278	4.5%	19,297	17,291	2,006	11.6%
Net income	$16,652	$15,364	$1,288	8.4%	$46,746	$41,200	$5,546	13.5%
Share Data
Earnings per common share:
Basic	$0.88	$0.79	$0.09	11.4%	$2.44	$2.11	$0.33	15.6%
Diluted (1)	0.87	0.77	0.10	13.0%	2.41	2.07	0.34	16.4%
Weighted average shares outstanding (1):
Basic	18,988,443	19,343,262	(354,819)	(1.8)%	19,142,732	19,416,608	(273,876)	(1.4)%
Diluted	19,130,447	19,798,187	(667,740)	(3.4)%	19,415,558	19,828,612	(413,054)	(2.1)%
Performance Ratios
Return on average assets, annualized	1.72%	1.54%	0.18%	11.7%	1.57%	1.47%	0.10%	6.8%
Return on average shareholders’ equity, annualized	13.93%	13.52%	0.41%	3.0%	13.28%	12.45%	0.83%	6.7%
Noninterest income to average assets, annualized	0.26%	0.55%	(0.29)%	(52.7)%	0.30%	0.56%	(0.26)%	(46.4)%
Noninterest expense to average assets, annualized	1.72%	1.45%	0.27%	18.6%	1.69%	1.60%	0.09%	5.6%
Efficiency ratio	40.22%	38.87%	1.35%	3.5%	42.16%	42.07%	0.09%	0.2%
Dividend payout ratio	15.91%	16.46%	(0.55)%	(3.3)%	17.21%	18.01%	(0.80)%	(4.4)%
Average equity to asset ratio	12.34%	11.40%	0.94%	8.3%	11.78%	11.80%	(0.02)%	(0.2)%
Return on average tangible common equity, annualized (2)	16.58%	16.17%	0.41%	2.5%	15.80%	14.95%	0.85%	5.7%
Tangible book value per share (2)	$20.85	$19.60	$1.25	6.4%	$20.85	$19.60	$1.25	6.4%

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

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months and nine months ended September 30, 2022 and 2021. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended September 30,
	2022			2021
(tax-equivalent basis, dollars in thousands)	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$141,737	$1,042	2.92%	$628,020	$618	0.39%
Securities (2)
Available for sale	318,066	1,758	2.19%	336,130	856	1.01%
Held to maturity	5,738	50	3.46%	6,262	56	3.55%
Mortgage loans held for sale	420	6	5.48%	5,218	46	3.50%
Loans held for investment: (3)
Real estate	2,820,022	38,999	5.49%	2,361,405	30,911	5.19%
Commercial	303,899	4,583	5.98%	374,125	4,644	4.92%
Total loans held for investment	3,123,921	43,582	5.53%	2,735,530	35,555	5.16%
Total earning assets	3,589,882	$46,438	5.13%	3,711,160	$37,131	3.97%
Noninterest-earning assets	250,737			242,742
Total assets	$3,840,619			$3,953,902

Interest-bearing liabilities:
NOW	$74,518	$91	0.48%	$71,454	$48	0.27%
Money market	612,743	1,376	0.89%	660,806	615	0.37%
Saving deposits	147,349	62	0.17%	139,555	34	0.10%
Time deposits, less than $250,000	566,730	1,221	0.85%	644,013	977	0.60%
Time deposits, $250,000 and over	531,655	1,239	0.92%	604,394	1,071	0.70%
Total interest-bearing deposits	1,932,995	3,989	0.82%	2,120,222	2,745	0.51%
FHLB advances	239,674	1,020	1.69%	150,000	445	1.18%
Long-term debt	173,345	2,194	5.02%	172,767	2,194	5.04%
Subordinated debentures	14,629	233	6.32%	14,411	148	4.07%
Total interest-bearing liabilities	2,360,643	7,436	1.25%	2,457,400	5,532	0.89%
Noninterest-bearing liabilities
Noninterest-bearing deposits	964,867			1,003,304
Other noninterest-bearing liabilities	41,003			42,419
Total noninterest-bearing liabilities	1,005,870			1,045,723
Shareholders' equity	474,106			450,779
Total liabilities and shareholders' equity	$3,840,619			$3,953,902
Net interest income / interest rate spreads		$39,002	3.88%		$31,599	3.08%
Net interest margin			4.31%			3.38%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs and discount accretion.

	Nine Months Ended September 30,
	2022			2021
(tax-equivalent basis, dollars in	Average	Interest	Yield /	Average	Interest	Yield /
thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$338,253	$2,477	0.98%	$476,780	$1,523	0.43%
Securities: (2)
Available for sale	369,808	4,126	1.49%	301,653	2,180	0.97%
Held to maturity	5,909	158	3.57%	6,640	182	3.66%
Mortgage loans held for sale	1,624	62	5.10%	26,579	630	3.17%
Loans held for investment: (3)
Real estate	2,696,183	107,301	5.32%	2,320,525	90,226	5.20%
Commercial	336,630	14,268	5.67%	382,168	13,930	4.87%
Total loans held for investment	3,032,813	121,569	5.36%	2,702,693	104,156	5.15%
Total earning assets	3,748,407	$128,392	4.58%	3,514,345	$108,671	4.13%
Noninterest-earning assets	245,137			233,652
Total assets	$3,993,544			$3,747,997

Interest-bearing liabilities:
NOW deposits	$75,182	$185	0.33%	$67,633	$136	0.27%
Money market deposits	654,522	2,777	0.57%	627,024	1,866	0.40%
Savings deposits	147,033	129	0.12%	137,072	101	0.10%
Time deposits, less than $250,000	573,401	2,698	0.63%	654,776	3,635	0.74%
Time deposits, $250,000 and over	542,535	2,842	0.70%	600,973	3,787	0.84%
Total interest-bearing deposits	1,992,673	8,631	0.58%	2,087,478	9,525	0.61%
FHLB advances	191,136	1,974	1.38%	150,000	1,320	1.18%
Long-term debt	173,202	6,583	5.08%	152,600	6,209	5.44%
Subordinated debentures	14,575	571	5.24%	14,357	447	4.16%
Total interest-bearing liabilities	2,371,586	17,759	1.00%	2,404,435	17,501	0.97%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,115,153			858,087
Other noninterest-bearing liabilities	36,257			43,038
Total noninterest-bearing liabilities	1,151,410			901,125
Shareholders' equity	470,548			442,437
Total liabilities and shareholders' equity	$3,993,544			$3,747,997
Net interest income / interest rate spreads		$110,633	3.58%		$91,170	3.16%
Net interest margin			3.95%			3.47%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs and discount accretion.

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

	Comparison of Three Months Ended			Comparison of Nine Months Ended
	September 30, 2022 and 2021			September 30, 2022 and 2021
	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance	Volume	Rate	Interest Variance
Interest-earning assets:
Federal funds sold, cash equivalents & other (1)	$(3,344)	$3,768	$424	$(795)	$1,749	$954
Securities: (2)
Available for sale	(308)	1,210	902	577	1,369	1,946
Held to maturity	(5)	(1)	(6)	(20)	(4)	(24)
Mortgage loans held for sale	(153)	113	(40)	(967)	399	(568)
Loans held for investment: (3)
Real estate	6,233	1,855	8,088	14,944	2,131	17,075
Commercial	(3,721)	3,660	(61)	(2,429)	2,767	338
Total loans held for investment	2,512	5,515	8,027	12,515	4,898	17,413
Total earning assets	$(1,298)	$10,605	$9,307	$11,310	$8,411	$19,721

Interest-bearing liabilities
NOW	$2	$41	$43	$16	$33	$49
Money market	(301)	1,062	761	85	826	911
Saving deposits	2	26	28	8	20	28
Time deposits, less than $250,000	(666)	910	244	(427)	(510)	(937)
Time deposits, $250,000 and over	(690)	858	168	(348)	(597)	(945)
Total interest-bearing deposits	(1,653)	2,897	1,244	(666)	(228)	(894)
FHLB advances	334	241	575	404	250	654
Long-term debt	32	(32)	0	988	(614)	374
Subordinated debentures	2	83	85	7	117	124
Total interest-bearing liabilities	(1,285)	3,189	1,904	733	(475)	258
Changes in net interest income	$(13)	$7,416	$7,403	$10,577	$8,886	$19,463

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs and discount accretion.

Results of Operations—Comparison of Results of Operations for the Three Months Ended September 30, 2022 and September 30, 2021

The following discussion of our results of operations compares the three months ended September 30, 2022 and 2021. The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Net Interest Income/Average Balance Sheet. In the third quarter of 2022, we generated $39.0 million of taxable-equivalent net interest income, which was an increase of $7.4 million, or 23.4%, from the $31.6 million of taxable-equivalent net interest income we earned in the third quarter of 2021. The increase in net interest income was primarily due to a 116 basis point increase in the average yield on interest-earning assets, a $383.6 million increase in average gross loans, and a $96.8 million decrease in average interest-bearing liabilities, partially offset by a 36 basis point increase in the average rate paid on interest-bearing liabilities and a decrease in the average balances of cash equivalents and investment securities. The increase in average yield on interest-earning assets was primarily due to increases in market rates and loan prepayment penalties, which are included in calculating loan yields. The decrease in the average balances of cash equivalents and investment securities was due to the decline in deposits.

For the three months ended September 30, 2022 and 2021, our net interest margin was 4.31% and 3.38%, respectively. The increase in net interest margin was primarily due to increases in market interest rates and loan prepayment penalties. Our net interest margin for the three months ended September 30, 2022 and 2021, excluding accretion income on our purchased loan portfolios, would have been 4.30% and 3.35%, respectively.

Interest and fees on HFI and HFS loans for the third quarter of 2022 was $43.6 million compared to $35.6 million for the third quarter of 2021. The $8.0 million, or 22.4%, increase was primarily due to a $383.6 million, or 14.0%, increase in the average balance of total loans outstanding and a 38 basis point increase in the average yield on total loans. The increase in the average loan balance was primarily due to organic loan growth. Purchased loan discount accretion income totaled $112,000 in the third quarter of 2022 compared to $289,000 in the third quarter of 2021. For the three months ended September 30, 2022 and 2021, the yield on total HFI and HFS loans was 5.53% and 5.15%, respectively, while the yield on total loans excluding accretion income on our purchased loan portfolio would have been 5.52% and 5.11%, respectively. Due to payoffs of acquired loans, we expect accretion income to decline through the remainder of 2022.

	As of and For the Three Months Ended		As of and For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Beginning balance of discount on purchased loans	$1,388	$2,208	$1,727	$2,872
Additions due to acquisitions:
Commercial and industrial	—	—	8	—
Commercial real estate	—	—	26	—
Single family residential mortgages	—	—	(52)	—
Total additions	$—	$—	$(18)	$—
Accretion:
Commercial and industrial	(1)	(2)	3	(8)
SBA	2	2	8	8
Construction and land development	—	—	(1)	1
Commercial real estate	(11)	51	1	163
Single family residential mortgages	122	238	422	789
Total accretion	$112	$289	$433	$953
Ending balance of discount on purchased loans	$1,276	$1,919	$1,276	$1,919

Interest expense on deposits increased to $4.0 million for the third quarter of 2022 as compared to $2.7 million for the third quarter of 2021. The $1.2 million, or 45.3%, increase in interest expense on deposits was primarily due to a 31 basis point increase in the average rate paid on interest-bearing deposits due to average higher rates paid on time deposits, partially offset by a $150.0 million decrease in average time deposits and a net $37.2 million decrease in average NOW, money market and saving deposits. Noninterest-bearing demand deposits decreased primarily due to the continued reduction of a single deposit relationship. The average balance of interest-bearing deposits decreased $187.2 million, or 8.8%, from $2.1 billion in the third quarter of 2021 compared to $1.9 billion in the third quarter of 2022 due to our reducing concentrations with certain deposit customers and higher yielding alternatives available in the market. Average brokered certificates of deposit were $56.5 million in the third quarter of 2022 compared to $17.2 million in the third quarter of 2021. Average non-interest-bearing deposits decreased $38.4 million, or 3.8%, to $964.9 million from $1.0 billion in the third quarter of 2021.

Provision for Loan Losses. The $570,000 increase in the provision for loan losses, to $1.8 million in the third quarter of 2022 compared to $1.2 million in the third quarter of 2021, was primarily due to loan growth. There were $127,000 in net loan recoveries in the third quarter of 2022, as compared to $317,000 in net loan charge-offs in the third quarter of 2021.

Noninterest Income. The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Noninterest income:
Service charges, fees and other	$1,277	$3,153	$(1,876)	(59.5)%	$3,899	$5,953	$(2,054)	(34.5)%
Gain on sale of loans	265	1,790	(1,525)	(85.2)%	1,783	8,203	(6,420)	(78.3)%
Loan servicing fee, net of amortization	724	62	662	1067.7%	1,628	426	1,202	282.2%
Recoveries on loans acquired in business combinations	5	68	(63)	(92.6)%	108	78	30	38.5%
Unrealized loss on equity investments	—	(5)	5	100.0%	—	(60)	60	100.0%
Unrealized (loss) gain on derivatives	(68)	125	(193)	(154.4)%	(262)	254	(516)	(203.1)%
Increase in cash surrender of life insurance	332	331	1	0.3%	986	735	251	34.1%
Gain on sale of fixed assets	—	—	—	--%	757	—	757	100.0%
Total noninterest income	$2,535	$5,524	$(2,989)	(54.1)%	$8,899	$15,589	$(6,690)	(42.9)%

Noninterest income decreased $3.0 million, or 54.1%, to $2.5 million for the third quarter of 2022, compared to $5.5 million in the same quarter in the prior year. The decrease was primarily attributable to a $1.8 million CDFI RRP award received in the third quarter of 2021, a $1.5 million decrease in gain on sale of loans due to rate hikes that caused both sellable loan volume and premium decreases and a $193,000 decrease in gain on derivatives, partially offset by a $662,000 increase in loan servicing fees.

Service charges, fees and other income. Service charges, fees and other income totaled $1.3 million in the third quarter of 2022, compared to $3.2 million in the third quarter of 2021. The $1.9 million decrease was primarily due to a $1.8 million CDFI RRP award received in the third quarter of 2021, partially offset by a $65,000 increase in annuity sale fees and a $60,000 increase in safe deposit box fees.

Gain on sale of loans. Gains on sale of loans are comprised primarily of gains on sale of SFR mortgage loans and SBA loans. Gains on sale of loans totaled $265,000 in the third quarter of 2022, compared to $1.8 million in the third quarter of 2021. The decrease was primarily caused by a decrease of $36.2 million in loan sale volume, primarily due to the increase in interest rates, which resulted in the decreases in FNMA and non-qualified mortgage loan originations and loan sales.

The following table presents information on loans sold and gains on loans sold for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Loans sold:
SBA	$2,474	$5,930	$(3,456)	(58.3)%	$11,907	$15,373	$(3,466)	(22.5)%
Single family residential mortgage	3,810	36,600	(32,790)	(89.6)%	43,314	238,991	(195,677)	(81.9)%
	$6,284	$42,530	$(36,246)	(85.2)%	$55,221	$254,364	$(199,143)	(78.3)%
Gain on loans sold:
SBA	$130	$553	$(423)	(76.5)%	$653	$1,655	$(1,002)	(60.5)%
Single family residential mortgage	135	1,237	(1,102)	(89.1)%	1,130	6,548	(5,418)	(82.7)%
	$265	$1,790	$(1,525)	(85.2)%	$1,783	$8,203	$(6,420)	(78.3)%

Loan servicing income, net of amortization. Our loan servicing income, net of amortization, increased by $662,000 to $724,000 for the three months ended September 30, 2022 compared to net servicing income of $62,000 for the three months ended September 30, 2021. Loan servicing income, net of amortization increased due to higher interest rates, which affects the pre-payment speeds on loans serviced. We are experiencing lower loan pre-payments in SFR and SBA loans due to higher rates. The increase in SBA loan servicing income is due to less loan payoffs for the first three months of 2022 compared to loan payoffs in first three months of 2021, though the volume of SBA loans we are servicing is decreasing. The following table presents information on loans servicing income for the three and nine months ended September 30, 2022 and 2021.

(dollars in thousands)	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
For the period	2022	2021	$	%	2022	2021	$	%
Loan servicing income, net of amortization:
Single family residential loans serviced	$491	$164	$327	199.4%	$1,189	$91	$1,098	1206.6%
SBA loans serviced	233	(102)	335	328.4%	439	335	104	31.0%
Total	$724	$62	$662	1067.7%	$1,628	$426	$1,202	282.2%

As of September 30, 2022, we are servicing SFR mortgage loans for other financial institutions and FNMA, and we are also servicing SBA and CRE loans. The decline in the respective servicing portfolios reflects prepayment of loans from year-end 2021 through the third quarter of 2022.

The following table shows loans serviced for others as of September 30, 2022 and 2021:

	September 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%
As of period-end
Single family residential loans serviced	$1,157,832	$1,366,256	$(208,424)	(15.3)%
SBA loans serviced	128,020	140,497	(12,477)	(8.9)%
Commercial real estate loans serviced	4,011	4,089	(78)	(1.9)%
Total	$1,289,863	$1,510,842	$(220,979)	(14.6)%

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations was $5,000 and $68,000 for quarters ended September 30, 2022 and 2021, respectively.

Unrealized loss on equity investments. There were no unrealized losses on equity investments for the third quarter of 2022, compared to $5,000 unrealized loss in the third quarter of 2021, per the guidance of ASU 2016-01.

Unrealized (loss) gain on Derivatives. There was $68,000 loss on derivatives in the third quarter compared to $125,000 of gain for the third quarter of 2021. Unrealized loss in the third quarter of 2022 was primarily due to interest rate hikes that caused the decreases in FNMA loan originations and loan sales. The gain in the third quarter of 2021 were caused by higher amount of loans that were committed to be delivered to FNMA at September 30, 2021.

Cash surrender value of life insurance. The income from the cash surrender value of life insurance increased $1,000 in the quarter ended September 30, 2022 compared to the same quarter in 2021.

Noninterest expense. The following table sets forth major components of our noninterest expense for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Noninterest expense:
Salaries and employee benefits	$9,561	$8,772	$789	9.0%	$28,558	$26,756	$1,802	6.7%
Occupancy and equipment expenses	2,349	2,189	160	7.3%	6,728	6,566	162	2.5%
Data processing	1,306	965	341	35.3%	3,857	3,636	221	6.1%
Legal and professional	1,077	746	331	44.4%	4,337	2,087	2,250	107.8%
Office expenses	382	311	71	22.8%	1,033	838	195	23.3%
Marketing and business promotion	364	324	40	12.3%	1,172	739	433	58.6%
Insurance and regulatory assessments	441	384	57	14.8%	1,360	1,086	274	25.2%
Amortization of core deposit intangible	277	281	(4)	(1.4)%	833	869	(36)	(4.1)%
OREO expenses	4	4	—	0.0%	17	13	4	30.8%
Merger expenses	—	40	(40)	(100.0)%	60	99	(39)	(39.4)%
Other expenses	936	404	532	131.7%	2,412	2,203	209	9.5%
Total noninterest expense	$16,697	$14,420	$2,277	15.8%	$50,367	$44,892	$5,475	12.2%

Noninterest expense increased $2.3 million or 15.8%, to $16.7 million in the third quarter of 2022 compared to $14.4 million in the third quarter of 2021. The $2.3 million increase was primarily due to a $789,000 increase in salaries and employee benefits expenses due to new hires and salary adjustments to reflect economic inflation, a reversal of $416,000 valuation allowance on mortgage servicing rights in third quarter of 2021, a $275,000 increase in director RSU compensation expense and travel expense, a $341,000 increase in data processing expenses, a $331,000 increase in legal and professional expenses and a $160,000 increase in occupancy and equipment expenses.

Salaries and employee benefits expense. Salaries and employee benefits expense increased $789,000, or 9.0%, to $9.6 million for the third quarter of 2022 compared to $8.8 million for the third quarter of 2021, due to normal salary increases, increases in staff level and increases in health benefit costs. The number of full-time equivalent employees was 382 at September 30, 2022 compared to 371 at September 30, 2021. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory. On a periodic basis, the human resources department will advise senior management of the following human capital management metrics: (1) open positions, (2) overtime expense, (3) staff turnover, and (4) employee headcount.

Occupancy and equipment expense. Occupancy and equipment expense increased $160,000, or 7.3%, to $2.3 million for the third quarter of 2022 compared to $2.2 million for the third quarter of 2021 due to higher expenses from a new branch that opened in Brooklyn, New York.

Data processing expense. Data processing expense increased $341,000, or 35.3%, to $1.3 million for the third quarter of 2022, compared to $965,000 for the third quarter of 2021 due to increases in ATM processing fees and data line expenses. Effective June 2019, the Company renegotiated its data processing master agreement with the vendor, under which the Company is allowed to offset future monthly data processing expenses up to approximately $2.2 million through January 2026. As of September 30, 2022, $882,000 of this benefit remained for future use.

Legal and professional expense. Legal and professional expense increased $331,000 to $1.1 million in the three months ended September 30, 2022 compared to $746,000 for the three months ended September 30, 2021. This increase was primarily due to a Board special investigation during the third quarter of 2022.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and were $382,000 for the three months ended September 30, 2022 compared to $311,000 for the three months ended September 30, 2021. This increase primarily resulted from normal business activity.

Marketing and business promotion expenses. Marketing and business promotion expense increased by $40,000, or 12.3%, to $364,000 in the third quarter of 2022, compared to $324,000 for the third quarter of 2021. The increase was primarily due to increases in normal marketing activity.

Insurance and regulatory expenses. Insurance and regulatory assessments increased $57,000, or 14.8%, to $441,000 in the third quarter of 2022 due to increases in directors' and officers' insurance.

Amortization of core deposit intangible expense. Amortization of the core deposit intangible was $277,000 in the third quarter of 2022, compared to $281,000 in the same period of 2021.

Merger expenses. There were no merger expense in the third quarter of 2022 compared to $40,000 in the same period of 2021.

Other expenses. Other expenses, which consist primarily of director fees and servicing expense on purchased home improvement loans increased $532,000, or 131.7%, to $936,000 for the third quarter of 2022, compared to $404,000 in the third quarter of 2021 primarily due to a reversal of $416,000 valuation allowance on mortgage servicing rights in third quarter of 2021.

Income Tax Expense. During the three months ended September 30, 2022 and 2021, the Company recorded an income tax provision of $6.4 million and $6.1 million, respectively, reflecting an effective tax rate of 27.8% and 28.5% for the three months ended September 30, 2022 and 2021, respectively. The Company recognized tax benefit from stock option exercises of $276,000 for the three months ended September 30, 2022 and $534,000 for the same period in 2021. The Company amended its 2020 tax returns and 2018 California state tax return and recorded a total of $300,000 tax expense reduction in the third quarter of 2022.

Net Income. Net income after tax amounted to $16.7 million for the third quarter 2022, a $1.3 million increase, or an 8.4% increase from $15.4 million in the third quarter of 2021 primarily due to a $7.4 million increase in net interest income, partially offset by an increase of $570,000 in the provision for loan losses, a decrease of $3.0 million in non-interest income, an increase of $2.3 million in non-interest expense, and an increase of $278,000 in income tax expense.

Results of Operations—Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and September 30, 2021

The following discussion of our results of operations compares the nine months ended September 30, 2022 and September 30, 2021, respectively. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

Net Interest Income/Average Balance Sheet. In the first nine months of 2022, we generated taxable-equivalent net interest income of $110.6 million, an increase of $19.5 million, or 21.3%, from the $91.2 million in taxable-equivalent net interest income for the first nine months of 2021. This increase was largely due to a $234.1 million increase in the average balance on interest-earning assets and a 45 basis point increase in the average yield of interest-earning assets. The increase in the average balance of interest-earning assets was primarily due to organic HFI loan growth, and an increase in investment securities, partially offset by a decrease in average HFS loans. The decrease in Federal funds sold and cash equivalents is due to a decrease in noninterest-bearing deposits.

For the nine-months ended September 30, 2022 and 2021, our net interest margin was 3.95% and 3.47%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios. The net interest margin for the nine-months ended September 30, 2022 and 2021, excluding accretion income, would have been 3.93% and 3.43%, respectively.

Interest and fees on loans was $121.6 million for the first nine months of 2022 compared to $104.8 million for the first nine months of 2021. The $16.8 million, or 16.1%, increase in interest income on loans was primarily due to a $305.2 million increase in average total loans and a 23 basis point increase in the average yield on total loans. The average yield on loans benefits from discount accretion on our acquired loan portfolios. For the nine months ended September 30, 2022 and 2021, the average yield on total loans was 5.36% and 5.13% respectively, while the average yield on total loans excluding accretion income would have been 5.34% and 5.09%, respectively. A substantial portion of our acquired loan portfolio that is subject to discount accretion consists of commercial real estate loans.

Interest expense on deposits decreased to $8.6 million in the first nine months of 2022 compared to $9.5 million in the first nine months of 2021. The $894,000, or 9.4%, decrease in interest expense on deposits was primarily due to a 3 basis point decrease in average rate paid on interest-bearing deposits and a $94.8 million, or 4.5%, decrease in the average balance of total interest bearing deposits, which was partially offset by a $257.1 million, or 30.0%, increase in noninterest-bearing deposits. The increase in the average balance of non-interest bearing deposits resulted primarily from organic business growth.

Interest expense on borrowings (FHLB advances, long-term debt and subordinated debentures) increased to $9.1 million in the first nine months of 2022 compared to $8.0 million in the first nine months of 2021. This increase was primarily due to the average balance of borrowings increasing in the first nine months of 2022 compared to the first nine months of 2021 due to higher average balances of long-term debt.

Provision for Loan Losses. Provision for loan loss expense in the first nine months of 2022 was $3.0 million, compared to a $3.3 million provision in the first nine months of 2021. The decrease in provision for loan loss expense was primarily due to a decrease in non-performing assets and a reduction of allowance for loan loss reserves relating to the COVID-19 pandemic.

Noninterest Income. Noninterest income decreased $6.7 million, or 42.9%, to $8.9 million in the first nine months of 2022 compared to $15.6 million in the first nine months of 2021. The decrease was primarily due to a $6.4 million decrease in gain on sale of loans and a $1.8 million CDFI RRP award received in 2021, partially offset by a $1.2 million increase on loan servicing fees and a $757,000 increase on gain on sale of fixed assets.

Service charges, fees and other income. Service charges, fees and other income totaled $3.9 million in the first nine months of 2022, compared to $6.0 million in the first nine months of 2021. The $2.1 million decrease was primarily due to a $1.8 million CDFI RRP award received in 2021.

Gain on sale of loans. Gains on sale of loans are comprised primarily of gains on sale of SFR mortgage loans and SBA loans. Gains on sale of loans totaled $1.8 million in the first nine months of 2022, compared to $8.2 million in the first nine months of 2021. The decrease was primarily caused by a decrease of $199.1 million in loan sale volume, primarily due to interest rate hikes that resulted in decreases in FNMA loan originations and loan sales in 2022.

Loan servicing income, net of amortization. Our loan servicing income, net of amortization, increased by $1.2 million to $1.6 million for the nine months ended September 30, 2022 compared to net servicing income of $426,000 for the nine months ended September 30, 2021. Loan servicing income, net of amortization increased due to higher interest rates, which affects the pre-payment speeds on loans serviced. We are experiencing lower loan pre-payments in SFR loans due to higher mortgage rates. We experienced an increase in SBA loan servicing income due to less loan payoffs for the first nine months of 2022 compared to servicing payoffs in first nine months of 2021, though the volume of SBA loans we are servicing is decreasing.

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations was $108,000 and $78,000 for nine months ended September 30, 2022 and 2021, respectively.

Unrealized loss on equity investments. There was no unrealized loss on equity investments for the first nine months of 2022, compared to $60,000 unrealized loss in the first nine months of 2021, per the guidance of ASU 2016-01.

Unrealized (loss) gain on Derivatives. Loss on derivatives in the first nine months of 2022 was $262,000 compared to a gain of $254,000 for the first nine months of 2021. The loss in the first nine months of 2022 were caused by lower amounts of loans that were committed to be delivered to FNMA due to interest rate hikes during the nine months ended September 30, 2022.

Cash surrender value of life insurance. The income from the cash surrender value of life insurance increased $251,000 in the nine months ended September 30, 2022 compared to the same period in 2021. We purchased additional BOLI of $19.8 million in June 2021.

Gain on sale of fixed assets. There was a $757,000 increase in gain on sale of fixed assets due to a sale of corporate real estate during the first nine months of 2022.

Noninterest expense. Noninterest expense increased $5.5 million, or 12.2%, to $50.4 million for the first nine months of 2022 compared to $44.9 million in the same period of 2021. The increase was primarily due to a $2.3 million increase in legal and professional fees due to a previously disclosed Board special investigation, a $1.8 million increase in salaries and employee benefits due to additional new hires and salary adjustments to reflect economic inflation and a $433,000 increase in marketing and business promotion expenses.

Salaries and employee benefits expense. Salaries and employee benefits expense increased $1.8 million, or 6.7%, to $28.6 million for the first nine months of 2022 compared to $26.8 million for the first nine months of 2021, due to normal salary increases, increases in staff level and increases in health benefit costs. The number of full-time equivalent employees was 382 at September 30, 2022 compared to 371 at September 30, 2021. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory. On a periodic basis, the human resources department will advise senior management of the following human capital management metrics: (1) open positions, (2) overtime expense, (3) staff turnover, and (4) employee headcount.

Occupancy and equipment expense. Occupancy and equipment expense increased $162,000, or 2.5%, to $6.7 million for the first nine months of 2022 compared to $6.6 million for the first nine months of 2021 due to higher expenses from a new branch that opened in Brooklyn, New York.

Data processing expense. Data processing expense increased $221,000, or 6.1%, to $3.9 million for the first nine months of 2022, compared to $3.6 million for the first nine months of 2021 due to increases in data line expenses and software and maintenance expenses.

Legal and professional expense. Legal and professional expense increased $2.3 million to $4.3 million in the nine months ended September 30, 2022 compared to $2.1 million for the nine months ended September 30, 2021. This increase was primarily due to a previously disclosed Board special investigation.

Office expenses. Office expenses are comprised of communications, postage, armored car, and office supplies and were $1.0 million for the nine months ended September 30, 2022 compared to $838,000 for the nine months ended September 30, 2021. This increase primarily resulted from normal business activity.

Marketing and business promotion expenses. Marketing and business promotion expense increased by $433,000, or 58.6%, to $1.2 million in the first nine months of 2022, compared to $739,000 for the first nine months of 2021. The increase was primarily due to increases in business promotion and CRA donation expenses.

Insurance and regulatory expenses. Insurance and regulatory assessments increased $274,000, or 25.2%, to $1.4 million in the first nine months of 2022 due to an increase in the FDIC assessment by $176,000.

Amortization of core deposit intangible expense. Amortization of the core deposit intangible was $833,000 in the first nine months of 2022, compared to $869,000 in the same period of 2021.

Merger expenses. Merger expense was $60,000 in the first nine months of 2022 compared to $99,000 in the same period of 2021.

Other expenses. Other expenses increased $209,000, or 9.5%, to $2.4 million for the first nine months of 2022, compared to $2.2 million in the first nine months of 2021 primarily due to a reversal of $416,000 valuation allowance on mortgage servicing rights in the first nine months of 2021, a $282,000 increase in loan servicing expense and a $260,000 increase in director RSU compensation expense, partially offset by $350,000 decrease in mortgage loan expense and a $330,000 decrease in directors' fees.

Income tax expense. Income tax expense was $19.3 million in the first nine months of 2022 compared to $17.3 million in the same period of 2021. This increase was due to $7.6 million increase in pre-tax income. Effective tax rates were 29.2% and 29.6% in the first nine months of 2022 and 2021, respectively.

Net Income. Net income increased $5.5 million to $46.7 million in the first nine months of 2022, compared to $41.2 million in the same period of 2021. The increase is primarily due to an increase of $19.4 million in net interest income and a decrease of $276,000 in the provision for loan losses, partially offset by a decrease of $6.7 million in non-interest income, an increase of $5.5 million in non-interest expense, and an increase of $2.0 million in income tax expense.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets were $3.9 billion as of September 30, 2022 and $4.2 billion as of December 31, 2021. Cash and cash equivalents decreased by $520.2 million, investment securities decreased by $102.5 million and HFS loans decreased by $4.8 million, which were partially offset by an increase of $289.6 million in net HFI loans.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at September 30, 2022 and December 31, 2021. The book value for debt securities classified as available for sale is reflected at fair market value and the book value for securities classified as held to maturity is reflected at amortized cost.

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value
Government agency securities	$4,467	1.6%	$5,610	1.5%
SBA agency securities	2,558	0.9%	3,469	0.9%
Mortgage-backed securities - Government sponsored agencies	43,580	16.0%	55,025	14.7%
Collateralized mortgage obligations	115,949	42.7%	119,511	31.9%
Commercial paper	54,772	20.1%	129,926	34.7%
Corporate debt securities (1)	36,844	13.5%	42,205	11.3%
Municipal securities	8,100	3.1%	12,514	3.3%
Total securities, available for sale, at fair value	$266,270	97.9%	$368,260	98.3%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$1,004	0.4%	$1,506	0.4%
Tax-exempt municipal securities	4,731	1.7%	4,746	1.3%
Total securities, held to maturity, at amortized cost	5,735	2.1%	6,252	1.7%
Total securities	$272,005	100.0%	$374,512	100.0%

(1)	Comprised of corporate note securities, commercial paper and financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM at September 30, 2022 and December 31, 2021.

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2022	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,020	$—	$(553)	$4,467
SBA agency securities	2,801	—	(243)	2,558
Mortgage-backed securities- Government sponsored agencies	50,897	—	(7,317)	43,580
Collateralized mortgage obligations	131,351	—	(15,402)	115,949
Commercial paper	54,829	—	(57)	54,772
Corporate debt securities	41,188	1	(4,345)	36,844
Municipal securities	12,677	—	(4,577)	8,100
	$298,763	$1	$(32,494)	$266,270
Held to maturity
Municipal taxable securities	$1,004	$9	$(2)	$1,011
Municipal securities	4,731	—	(407)	4,324
	$5,735	$9	$(409)	$5,335
December 31, 2021
Available for sale
Government agency securities	$5,689	$4	$(83)	$5,610
SBA securities	3,351	118	—	3,469
Mortgage-backed securities- Government sponsored agencies	55,534	31	(540)	55,025
Collateralized mortgage obligations	121,377	128	(1,994)	119,511
Commercial paper	129,962	—	(36)	129,926
Corporate debt securities	41,999	460	(254)	42,205
Municipal securities	12,701	—	(187)	12,514
	$370,613	$741	$(3,094)	$368,260
Held to maturity
Municipal taxable securities	$1,506	$77	$—	$1,583
Municipal securities	4,746	248	—	4,994
	$6,252	$325	$—	$6,577

The weighted-average book yield on the total investment portfolio at September 30, 2022 was 2.02% with a weighted-average life of 6.2 years. This compares to a weighted-average book yield of 1.03% with a weighted-average life of 3.8 years at December 31, 2021. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows the Company’s investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the Notes to the 2021 consolidated financial statements included in our 2021 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months			Twelve Months or More			Total
(dollars in thousands)	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of	Unrealized	Estimated	No. of
September 30, 2022	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances	Losses	Fair Value	Issuances
Government sponsored agencies	$(553)	$4,467	3	$—	$—	—	$(553)	$4,467	3
SBA Agency Securities	(243)	2,558	4	—	—	—	(243)	2,558	4
Mortgage-backed securities- Government sponsored agencies	(448)	10,462	4	(6,869)	33,118	12	(7,317)	43,580	16
Collateralized mortgage obligations	(3,955)	59,914	23	(11,447)	56,035	20	(15,402)	115,949	43
Commercial paper	(57)	54,772	7	—	—	—	(57)	54,772	7
Corporate debt securities	(2,245)	25,572	26	(2,100)	7,568	8	(4,345)	33,140	34
Municipal securities	—	—	—	(4,577)	8,100	11	(4,577)	8,100	11
Total available for sale	$(7,501)	$157,745	67	$(24,993)	$104,821	51	$(32,494)	$262,566	118

Municipal taxable securities	$(2)	$500	$1	$—	$—	—	$(2)	500	1
Municipal securities	(407)	4,324	10	—	—	—	(407)	4,324	10
Total held to maturity	$(409)	$4,824	$11	$—	$—	$—	$(409)	$4,824	$11

December 31, 2021
Government sponsored agencies	$(83)	$4,860	1	$—	$—	—	$(83)	$4,860	1
Mortgage-backed securities- Government sponsored agencies	(536)	44,009	12	(4)	9,974	2	(540)	53,983	14
Collateralized mortgage obligations	(1,916)	79,851	23	(78)	17,782	4	(1,994)	97,633	27
Commercial paper	(36)	129,926	19	—	—	—	(36)	129,926	19
Corporate debt securities	(254)	13,208	12	—	—	—	(254)	13,208	12
Municipal securities	(160)	11,447	9	(27)	1,067	2	(187)	12,514	11
Total available for sale	$(2,985)	$283,301	76	$(109)	$28,823	8	$(3,094)	$312,124	84

The Company did not record any charges for other-than-temporary impairment losses for the three and nine months ended September 30, 2022 and 2021.

Loans

At September 30, 2022, total loans held for investment, net of allowance for loan losses, totaled $3.2 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at September 30, 2022 and December 31, 2021:

	As of September 30, 2022		As of December 31, 2021
(dollars in thousands)	$	Mix %	$	Mix %
Loans:(1)
Commercial and industrial	$204,817	6.4%	$268,709	9.2%
SBA	61,934	1.9%	76,136	2.6%
Construction and land development	353,473	11.0%	303,144	10.3%
Commercial real estate (2)	1,220,791	37.9%	1,247,999	42.6%
Single-family residential mortgages	1,356,342	42.1%	1,004,576	34.3%
Other loans	23,556	0.7%	30,786	1.0%
Total loans	3,220,913	100.0%	2,931,350	100.0%
Allowance for loan losses	(36,047)		(32,912)
Total loans, net	$3,184,866		$2,898,438

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm & non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.

Total HFI loans increased $289.6 million, or 9.9%, to $3.2 billion at September 30, 2022 compared to $2.9 billion at December 31, 2021. The increase was primarily due to increases in single-family residential (“SFR”) mortgage loans of $351.8 million and construction and land development (“C&D”) loans of $50.3 million. These increases were partially offset by decreases in commercial and industrial ("C&I") loans of $63.9 million, commercial real estate (“CRE”) loans of $27.2 million and SBA loans of $14.2 million.

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

Commercial and industrial loans decreased $63.9 million, or 23.8%, to $204.8 million as of September 30, 2022 compared to $268.7 million at December 31, 2021 due to normal loan activity.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR mortgage loans originated for a business purpose. The interest rate for the majority of these loans are prime-based and have a maturity of five years or less. Our policy maximum loan-to-value (“LTV”) ratio is 75% for commercial real estate loans; however, we temporarily lowered the applicable LTV to 70% to be conservative in regards to real estate valuations. The total commercial real estate portfolio decreased $27.2 million, or 2.2%, to $1.22 billion at September 30, 2022, compared to $1.25 billion at December 31, 2021. The multi-family residential loan portfolio was $539.9 million as of September 30, 2022 and $545.9 million as of December 31, 2021. The SFR mortgage loan portfolio originated for a business purpose totaled $74.3 million as of September 30, 2022 and $65.6 million as of December 31, 2021.

Construction and land development loans. Construction and land development loans increased $50.3 million, or 16.6%, to $353.5 million at September 30, 2022 as compared to $303.1 million at December 31, 2021, as originations exceeded loan repayments. The following table shows the categories of our construction and land development portfolio as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022		As of December 31, 2021		Increase (Decrease)
(dollars in thousands)	$	Mix %	$	Mix %	$	%
Residential construction	$232,374	65.7%	$211,850	69.9%	$20,524	9.7%
Commercial construction	87,606	24.8%	71,918	23.7%	15,688	21.8%
Land development	33,493	9.5%	19,376	6.4%	14,117	72.9%
Total construction and land development loans	$353,473	100.0%	$303,144	100.0%	$50,329	16.6%

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

SBA loans decreased $14.2 million, or 18.7%, to $61.9 million at September 30, 2022 compared to $76.1 million at December 31, 2021. We originated SBA loans of $21.0 million during the first nine months of 2022. Offsetting these loan originations were loan sales of $11.9 million and net loan payoffs and paydowns of $23.3 million, of which were $10.9 million in PPP loans, during the first nine months of 2022.

SFR Loans. We originate both qualified and non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. As of September 30, 2022, we had $1.36 billion of SFR real estate loans, representing 42.1% of our HFI loan portfolio.

As of September 30, 2022, the weighted-average loan-to-value of the portfolio was 57.9%, the weighted average FICO score was 763 and the average duration of the portfolio was 4.3 years.

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

SFR mortgage real estate loans (which include $3.3 million of home equity loans) increased $351.8 million, or 35.0%, to $1.36 billion as of September 30, 2022 as compared to $1.00 billion as of December 31, 2021. The increase was due to greater loan originations compared to net pay-offs and paydowns. There were $1.2 million in loans held for sale as of September 30, 2022 compared to $6.0 million as of December 31, 2021. The decrease in loans held for sale is primarily due to decreasing FNMA loan originations caused by interest rate hikes.

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

Analysis of the Allowance for Loan Losses. The following table allocates the allowance for loan losses, or the allowance, by category:

	As of September 30, 2022		As of December 31, 2021
(dollars in thousands)	$	% (1)	$	% (1)
Loans:
Commercial and industrial	$2,069	1.01%	$2,813	1.05%
SBA	820	1.32%	980	1.29%
Construction and land development	4,836	1.37%	4,150	1.37%
Commercial real estate (2)	16,333	1.34%	16,603	1.33%
Single family residential mortgages	11,595	0.85%	7,839	0.78%
Other	394	1.67%	527	1.71%
Allowance for loan losses	$36,047	1.12%	$32,912	1.12%

(1)	% of allowance to total loans in the respective category
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

The allowance and the balance of accretable credit discounts represent our estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The accretable credit discount was $2.8 million at September 30, 2022 and $3.3 million at December 31, 2021.

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

Credit-discount on loans purchased through bank acquisitions. Purchased loans are recorded at market value in two categories, credit discount, and liquidity discount and premiums. The remaining credit discount at the end of a period is compared to the analysis for loan losses for each acquisition. If the credit discount is greater than the expected loss no additional provision is needed. The following table shows our credit discounts by loan portfolio for purchased loans only as of September 30, 2022 and December 31, 2021. We have recorded additional reserves of $1.2 million due to the credit discounts on acquired loans being less than the analysis for loan losses on those acquisitions as of September 30, 2022.

	As of September 30,	As of December 31,
(dollars in thousands)	2022	2021
Commercial and industrial	$28	$38
SBA	27	31
Construction and land development	2	2
Commercial real estate	478	629
Single-family residential mortgages	2,234	2,619
Total credit discount on purchased loans	$2,769	$3,319
Total remaining balance of purchased loans through acquisition	$346,647	$418,038
Credit-discount to remaining balance of purchased loans	0.80%	0.79%

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net (recoveries) charge-offs to average loans were (0.02)% and 0.05% for the three months ended September 30, 2022 and 2021, respectively, and 0.00% and 0.02% for the nine months ended September 30, 2022 and 2021, respectively.

The allowance for loan losses was $36.0 million at September 30, 2022 compared to $32.9 million at December 31, 2021. The $3.1 million increase was primarily due to a $3.0 million loan loss provision driven primarily by loan growth.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Balance, beginning of period	$34,154	$31,352	$32,912	$29,337
Charge-offs:
Commercial and industrial	(5)	(411)	(5)	(501)
SBA	—	(1)	—	(1)
Commercial real estate	—	—	—	(67)
Other	(44)	—	(146)	(42)
Total charge-offs	(49)	(412)	(151)	(611)
Recoveries:
Commercial and industrial	1	1	2	1
SBA	168	94	227	94
Other	7	—	9	86
Total recoveries	176	95	238	181
Net recoveries (charge-offs)	127	(317)	87	(430)
Provision for loan losses	1,766	1,196	3,048	3,324
Balance, end of period	$36,047	$32,231	$36,047	$32,231
Total HFI loans at end of period	3,220,913	2,840,354	3,220,913	2,840,354
Average HFI loans	3,123,921	2,735,530	3,032,813	2,702,693
Net (recoveries) charge-offs to average HFI loans	(0.02)%	0.05%	0.00%	0.02%
Allowance for loan losses to total loans	1.12%	1.13%	1.12%	1.13%
Credit discount on loans purchased through acquisitions	$2,769	$3,595	$2,769	$3,595

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

	As of September 30,	As of December 31,
(dollars in thousands)	2022	2021
Accruing troubled debt restructured loans:
Commercial and industrial	$332	$410
Commercial real estate	904	1,328
Total accruing troubled debt restructured loans	1,236	1,738
Non-accrual loans:
Commercial and industrial	1,021	3,712
SBA	3,581	6,263
Construction and land development	141	149
Commercial real estate	664	4,672
Single-family residential mortgages	4,791	4,191
Other	69	—
Total non-accrual loans	10,267	18,987
Total non-performing loans	11,503	20,725
OREO	293	293
Nonperforming assets	$11,796	$21,018
Nonperforming loans to total loans	0.36%	0.71%
Nonperforming assets to total assets	0.30%	0.50%

Non-performing loans decreased $9.2 million to $20.7 million at September 30, 2022, from $11.5 million at December 31, 2022. The decreases were primarily due to non-accrual loan payoffs or paydowns of $14.3 million and loans that migrated to accruing status of $866,000. Offsetting the above decreases were five SFR loans of $3.2 million, three SBA loans of $1.3 million, three C&I loans of $1.1 million and five home improvement loans of $72,000 that migrated into non-accrual status during the first nine months of 2022.

Our 30-89 day delinquent loans, excluding non-accrual loans were $39.9 million as of September 30, 2022 compared to $17.6 million as of December 31, 2021. The $22.3 million increase in past due loans was primarily due to the addition of new delinquent loans in the aggregate amount of $54.1 million, partially offset by payoffs and paydowns of $10.8 million, loans that migrated back to past due for less than 30 days in the amount of $17.7 million, and loans that converted to non-accrual status in the aggregate amount of $3.1 million.

We did not recognize any interest income on non-accrual loans during the three or nine months ended September 30, 2022 and 2021, while the loans were in non-accrual status. We recognized interest income on loans modified under TDRs of $69,000 and $40,000 during the three months ended September 30, 2022 and 2021, and $183,000 and $121,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

As of September 30, 2022, the Company had no loans deferred as a result of the COVID-19 pandemic.

Cash and Cash Equivalents. Cash and cash equivalents decreased $520.2 million, or 74.9%, to $174.2 million as of September 30, 2022 as compared to $694.4 million at December 31, 2021. This decrease was primarily due to $438.8 million used in financing activities and $152.6 million used in investing activities, partially offset by $71.3 million provided by cash from operating activities.

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

Goodwill and Other Intangible Assets. Goodwill was $71.5 million and $69.2 million at September 30, 2022 and December 31, 2021, respectively. Goodwill in the amount of $2.3 million was recorded due to the Honolulu, Hawaii branch acquisition in the first of quarter of 2022. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consists of CDI, were $4.0 million and $4.1 million at September 30, 2022 and December 31, 2021, respectively. CDI of $729,000 was recorded due to the Hawaii branch purchase in the first of quarter of 2022. The CDI assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of eight to ten years.

Liabilities. Total liabilities decreased by $328.1 million to $3.4 billion at September 30, 2022 from $3.8 billion at December 31, 2021, primarily due to $425.9 million decrease in deposits, partially offset by $90.0 million increase in FHLB advances.

Deposits. As a Chinese-American business bank that focuses on successful businesses and their owners, many of our depositors choose to make large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of September 30, 2022, the Bank considers $2.4 billion, or 81.3%, of our deposits as core relationships.

As of September 30, 2022, our top ten deposit relationships totaled $539.4 million, of which two are related to directors and shareholders of the Company for a total of $69.0 million, or approximately 12.8% of our top ten deposit relationships. As of September 30, 2022, our directors and shareholders with deposits over $250,000 totaled $55.1 million, or 2.6%, of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates for the three months ended September 30, 2022 and year ended December 31, 2021:

	For the Three Months Ended		For the Year Ended
	September 30, 2022		December 31, 2021
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$964,867	—	$938,710	—
Interest-bearing:
NOW	74,518	0.48%	69,211	0.27%
Money market	612,743	0.89%	637,539	0.39%
Savings	147,349	0.17%	137,534	0.10%
Time, less than $250,000	566,730	0.85%	640,747	0.70%
Time, $250,000 and over	531,655	0.92%	597,770	0.79%
Total interest-bearing	1,932,995	0.82%	2,082,801	0.57%
Total deposits	$2,897,862	0.55%	$3,021,511	0.40%

The following table sets forth the maturity of time deposits of $250,000 or more and all wholesale deposits as of September 30, 2022:

	Maturity Within:
(dollars in thousands)	Three Months	After Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$114,772	$77,899	$360,828	$6,004	$559,503
Wholesale deposits (1)	3,193	896	1,978	3,034	9,101
Time, brokered	105,514	—	—	—	105,514
Total	$223,479	$78,795	$362,806	$9,038	$674,118

(1)	Wholesale deposits are defined as time deposits under $250,000 originated through via internet rate line and/or through other deposit originators.

We acquire wholesale time deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits was $9.1 million as of September 30, 2022 and $70.1 million as of December 31, 2021. In 2022, these wholesale CDs matured without renewal due to management's decision not to renew. The Bank had $105.5 million in brokered deposits at September 30, 2022 and $2.4 million in brokered deposits at December 31, 2021. The brokered deposits were acquired to support our loan growth.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(dollars in thousands)
	September 30, 2022	December 31, 2021
Uninsured deposits	$1,377,549	$1,823,410

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $445.5 million at September 30, 2022. The following table sets forth the maturity distribution of the estimated uninsured time deposits

As of September 30,
(dollars in thousands)	2022
3 months or less	$84,743
Over 3 months through 6 months	43,333
Over 6 months through 12 months	294,682
Over 12 months	22,759
Total	$445,517

Total deposits decreased $425.9 million to $3.0 billion at September 30, 2022 as compared to $3.4 billion at December 31, 2021. The decrease was expected and mainly due to managing large deposit concentration limits and customers placing funds into other higher yielding investments. As of September 30, 2022, total deposits were comprised of 31.0% noninterest-bearing demand accounts, 29.8% of interest-bearing non-maturity accounts and 39.2% of time deposits.

As of September 30, 2022, $443,000 in deposit overdrafts were reclassified as other loans. As of December 31, 2021, the amount was $20,000.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. We had $90.0 million in FHLB short-term advances at September 30, 2022 and no FHLB short-term advances at December 31, 2021. The Company secured these short-term FHLB advances in order to maintain its liquidity to meet its funding needs due to reduced concentration of certain deposit customers and other deposit outflows. The average fixed interest rate on FHLB short-term advances is 3.22%. We had $150.0 million in FHLB long-term advances at September 30, 2022 and December 31, 2021. The original term is five years, maturing by March 2025. The average fixed interest rate on FHLB long-term advances is 1.18%. The Company secured this funding in case it experienced a liquidity issue caused by the COVID-19 pandemic and to obtain an attractive interest rate. The following table sets forth information on our total FHLB advances during the periods presented:

	As of and For the Three Months Ended		As of and For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2022	2021	2022	2021
Outstanding at period-end	$240,000	$150,000	$240,000	$150,000
Average amount outstanding	239,674	150,000	191,136	150,000
Maximum amount outstanding at any month-end	270,000	150,000	270,000	150,000
Weighted average interest rate:
During period	1.69%	1.18%	1.38%	1.18%
End of period	1.94%	1.18%	1.94%	1.18%

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

Subordinated Debentures. Subordinated debentures consist of subordinated notes. As of September 30, 2022 and December 31, 2021, the amount outstanding was $14.7 million and $14.5 million, respectively. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt. These subordinated notes consist of the following:

●  The Company maintains the TFC Statutory Trust, which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). These trust preferred securities were originally issued by the Trust, which was a subsidiary of TFC, which was acquired by the Company in February 2016. The Company determined the fair value as of the valuation date of the Trust issuance was $3.3 million, indicating a discount of $1.9 million. The underlying debentures bear interest equal to three month LIBOR plus 1.65%, payable each March 15, June 15, September 15 and December 15. The maturity date is March 15, 2037. The subordinated debentures have a variable rate of interest equal to the three month LIBOR plus 1.65%, which was 4.94% as of September 30, 2022 and 1.85% at December 31, 2021.

●  The Company maintains the FAIC Trust, which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). These trust preferred securities were originally issued by FAIC Trust, which was a subsidiary of FAIC, which the Company acquired in October 2018. The Company determined the fair value as of the valuation date of the FAIC Trust issuance was $6.0 million, with a discount of $1.2 million. The underlying debentures bear interest equal to three month LIBOR plus 2.25%, payable each March 15, June 15, September 15 and December 15. The maturity is December 15, 2034. The rate at September 30, 2022 was 5.54% and 2.45% at December 31, 2021.

●  In January 2020, the Company, through the acquisition of PGBH, acquired PGBH Trust, a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. There was a $763,000 discount recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at September 30, 2022 was 5.39% and 2.30% at December 31, 2021.

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

Shareholders’ equity increased $5.1 million, or 1.1%, to $471.8 million during the nine-month period ending September 30, 2022 due to $46.7 million of net income, $5.4 million from the exercise of stock options and $680,000 from stock-based compensation, which was partially offset by $8.1 million of common stock dividends, $18.8 million from the repurchase of common stock and a $20.9 million decrease in net accumulated other comprehensive income. Higher market interest rate caused the increases in unrealized losses on AFS securities that caused the decrease in accumulated other comprehensive income.

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

As of both September 30, 2022 and December 31, 2021, we had $92.0 million of unsecured federal funds lines with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window were $12.1 million at September 30, 2022 and $22.3 million at December 31, 2021, respectively. Federal Reserve Discount Window lines were collateralized by a pool of loans totaling $16.9 million and $33.2 million as of September 30, 2022 and December 31, 2021, respectively. We did not have any borrowings outstanding with the Federal Reserve at September 30, 2022 and December 31, 2021, and our borrowing capacity is limited only by eligible collateral.

At September 30, 2022 and December 31, 2021, we had $150.0 million in FHLB long-term advances outstanding. At September 30, 2022 and December 31, 2021, we had $90.0 million and no FHLB short-term advances outstanding. Based on the values of loans pledged as collateral, we had $972.3 million of borrowing capacity with the FHLB as of September 30, 2022 and $833.6 million at December 31, 2021.

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

The table below summarizes the minimum capital requirements applicable to RBB and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to RBB and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as RBB’s and the Bank’s capital ratios as of September 30, 2022 and December 31, 2021. RBB and the Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at September 30, 2022	Ratio at December 31, 2021	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	11.47%	10.21%	4.00%	N/A	N/A
Bank	14.57%	12.45%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	15.52%	14.86%	4.50%	N/A	N/A
Bank	20.41%	18.80%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	16.06%	15.40%	6.00%	N/A	N/A
Bank	20.41%	18.80%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	23.72%	23.15%	8.00%	N/A	N/A
Bank	21.67%	20.05%	8.00%	10.50%	10.00%

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

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at September 30, 2022:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,798,427	$—	$—	$—	$1,798,427
Time deposits	1,127,618	31,542	1,858	225	1,161,243
FHLB advances	90,000	150,000	—	—	240,000
Long-term debt	—	—	—	173,441	173,441
Subordinated debentures	—	—	—	14,665	14,665
Leases	4,597	7,319	6,994	8,117	27,027
Total contractual obligations	$3,020,642	$188,861	$8,852	$196,448	$3,414,803

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

(dollars in thousands)	September 30, 2022	December 31, 2021
Tangible common equity:
Total shareholders' equity	$471,799	$466,683
Adjustments
Goodwill	(71,498)	(69,243)
Core deposit intangible	(3,971)	(4,075)
Tangible common equity	$396,330	$393,365
Tangible assets:
Total assets-GAAP	$3,905,229	$4,228,194
Adjustments
Goodwill	(71,498)	(69,243)
Core deposit intangible	(3,971)	(4,075)
Tangible assets:	$3,829,760	$4,154,876
Common shares outstanding	19,011,672	19,455,544
Common equity to assets ratio	12.08%	11.04%
Book value per share	$24.82	$23.99
Tangible common equity to tangible assets ratio	10.35%	9.47%
Tangible book value per share	$20.85	$20.22

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net income available to common shareholders	$16,652	$15,364	$46,746	$41,200
Average shareholders' equity	474,106	450,779	470,548	442,437
Adjustments:
Goodwill	(71,498)	(69,243)	(70,763)	(69,243)
Core deposit intangible	(4,154)	(4,513)	(4,215)	(4,797)
Adjusted average tangible common equity	$398,454	$377,023	$395,570	$368,397
Return on average tangible common equity	16.58%	16.17%	15.80%	14.95%

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

	As of
(dollars in thousands)	September 30, 2022	December 31, 2021

Adjusted core deposit to total deposit ratio:
Core deposits: demand and savings deposits of any amount plus time deposits less than $250,000	$2,406,916	$2,807,033
Adjustments:
CDs > $250,000 considered core deposits (1)	322,167	317,501
Less brokered deposits considered non-core	(105,514)	(2,398)
Less internet and outside deposit originated time deposits < $250,000 considered non-core	(10,352)	(70,303)
Less other deposits not considered core (2)	(166,619)	(90,116)
Total adjustments	39,682	154,684
Adjusted core deposits	2,446,598	2,961,717
Total deposits	$2,959,670	$3,385,532
Adjusted core deposits to total deposits ratio	82.66%	87.48%
Non-core deposits: Time deposits greater than $250,000	$552,754	$578,499
Less total adjustments	(39,682)	(154,684)
Total adjusted non-core deposits	513,072	423,815
Short term borrowing outstanding	90,000	—
Adjusted non-core liabilities (A)	603,072	423,815
Short term assets(3)	235,633	837,941
Adjustment to short term assets:
Purchased receivables with maturities less than 90-days	—	—
Adjusted short term assets (B)	235,633	837,941
Net non-core funding (A-B)	$367,439	$(414,126)
Total earning assets	3,671,529	3,988,715
Adjusted net non-core funding dependency ratio	10.01%	-10.38%

(1)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2022
Dollar change	$3,798	$3,833	$7,993	$15,859
Percent change	2.54%	2.57%	5.36%	10.63%
December 31, 2021
Dollar change	$(685)	$135	$13,590	$27,947
Percent change	(0.53)%	0.10%	10.44%	21.46%

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

We are within board policy limits for the +/-100 and +/-200 basis point scenarios. The NII at Risk reported at September 30, 2022, projects that our earnings are expected to be slightly asset sensitive to changes in interest rates over the next year. In recent periods, the amount of floating rate assets increased, resulting in a position shift from interest rate neutral to slightly asset sensitive.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2022
Dollar change	(64,846)	(22,657)	(7,296)	(17,026)
Percent change	(9.37)%	(3.27)%	(1.05)%	(2.46)%
December 31, 2021
Dollar change	(140,235)	(97,523)	31,226	56,888
Percent change	(24.61)%	(17.12)%	5.48%	9.98%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate +/-100 and +/-200 basis point parallel shifts in market interest rates.

We are within board policy limits for the +100 and +/-200 basis point scenarios. The EVE for the -100 basis point scenario is slightly out of compliance, primarily due to a large deposit over the quarter-end and the amount of borrowings we have at the holding company. The likelihood that interest rates decrease further or become negative is small, in management's opinion. Therefore, this scenario is considered remote. The EVE reported at September 30, 2022 projects that as interest rates increase immediately, the economic value of equity position will be expected to increase slightly. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, Chief Executive Officer and Chief Financial Officer and our Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer and the Company’s Chief Accounting Officer have concluded that, because of a material weakness in the Company’s internal control over financial reporting that existed at September 30, 2022, the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q. The material weaknesses in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

Material Weakness in Internal Control Over Financial Reporting

Our President, Chief Executive Officer and Chief Financial Officer and our Chief Accounting Officer identified material weaknesses related to the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The following material weaknesses were identified in the Company’s internal control over financial reporting:

●

The Company failed to design controls upon the adoption of ASC 2016-02 to assess that the Company has a right of use asset at the time the lease is renewed. In June 2022, the Company extended a lease for a New York branch that would have expired on October 31, 2022, for another ten years and assumed an additional $4.8 million right-of-use asset and lease liability.

●

The Company failed to design and maintain effective controls with respect to the review, analysis and approval of related party transactions and relied on the completeness and accuracy of Director and Officer Questionnaires. The material weakness resulted in an adjustment to the Company’s related party transaction disclosures as of September 30, 2022.

●

The Company failed to design and maintain effective controls over segregation of duties with respect to the review, posting and approval of journal entries and accounts payable transactions. Additionally, the Company failed to design and maintain effective IT access controls around the related system. The material weakness did not result in a misstatement.

The Company has concluded that the existence of these material weaknesses did not result in a material misstatement of the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as initially filed on March 11, 2022, or in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022.

Remediation Efforts

Subsequent to the period covered by the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, with respect to the material weakness set forth in the first bullet point above, and subsequent to the period covered by this Quarterly Report on Form 10-Q with respect to the material weaknesses identified in the second and third bullet points above, management has been actively engaged in developing remediation plans to address the material weaknesses noted above. In order to remediate the material weakness related to lease accounting, the Company has designed and implemented new and enhanced controls to ensure that the Finance Department will be notified whenever there is a new or renewed lease signed. In order to remediate the material weakness related to related party transactions, the Company has enhanced training for those individuals responsible for reporting related party transactions and enhanced controls to evaluate the completeness of reported relationships and to flag related party transactions in the Company’s books and records. In order to remediate the material weakness related to the review, posting and approval of journal entries and accounts payable transactions, the Company and management have also enhanced controls over the completeness of journal entry and accounts payable reviews to ensure all transactions are independently reviewed by an individual of sufficient authority.

We believe the actions described above will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. However, the new and enhanced controls have not been designed or operated for a sufficient amount of time to conclude that the material weaknesses have been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Changes in Internal Control Over Financial Reporting. Other than described above, during the most recent fiscal quarter, there has been no change in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in Item 1A to Part I of our 2021 Annual Report. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this Report or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2 for “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 22, 2021 and on March 16, 2022, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 500,000 and 500,000, respectively, shares of our common stock. For the three months ended September 30, 2022, we repurchased shares of common stock, as set forth in the table below.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2022 to July 30, 2022	75,117	$20.92	75,117	501,442
August 1, 2022 to August 31, 2022	—	$—	—	501,442
September 1, 2022 to September 30, 2022	19,422	$20.98	19,422	482,020
Total	94,539			482,020

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No	Description of Exhibits

3.1	Articles of Incorporation of RBB Bancorp (1)

3.2	Bylaws of RBB Bancorp (2)

3.3	Amendment to Bylaws of RBB Bancorp (4)

4.1	Specimen Common Stock Certificate of RBB Bancorp (3)

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: December 23, 2022	/s/ David Morris
David Morris Duly Authorized Officer, President and Chief Executive Officer, Executive Vice President and Chief Financial Officer