Form 10-K
period 2022-12-31
RBB Bancorp
filed 2023-04-07
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐1

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $325,490,490.

The number of shares of registrant’s common stock outstanding as of April 5, 2023, was 18,992,903.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

____________________________

1Per SEC guidance, this blank checkbox is included on this cover page but no disclosure with respect thereto shall be made until the adoption and effectiveness of related stock exchange listing standards.

Table of Contents

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K (this "Annual Report"), the term “Bancorp” refers to RBB Bancorp and the term “Bank” refers to Royal Business Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall,” “should,” “will,” “predicts,” “potential,” “continue,” “possible,” “optimistic,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

●

business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the U.S. federal budget or debt or turbulence or uncertainly in domestic of foreign financial markets;

●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	possible additional provisions for loan losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●

the transition away from the London Interbank Offering Rate ("LIBOR") and related uncertainty as well as the risks and costs related to our adopted alternative reference rate, including the Secured Overnight Financing Rate ("SOFR");

●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	severe weather, natural disasters, earthquakes, fires; or other adverse external events could harm our business;
●	geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, which could impact business and economic conditions in the United States and abroad;
●	public health crises and pandemics, including the COVID-19 pandemic, and their effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions;
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;

●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
●	cybersecurity threats and the cost of defending against them;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in tax laws and regulations;
●	the impact of governmental efforts to restructure the U.S. financial regulatory system;
●	the impact of future or recent changes in the Federal Deposit Insurance Corporation ("FDIC") insurance assessment rate of the rules and regulations related to the calculation of the FDIC insurance assessment amount;
●

the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters, including Accounting Standards Update (“ASU” or “Update”) 2016-13 (Topic 326, “Measurement of Current Losses on Financial Instruments, commonly referenced as the Current Expected Credit Losses Model (“CECL”) model, which changed how we estimate credit losses and may further increase the required level of our allowance for credit losses in future periods;

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

Although the Bank serves all ethnicities, our board of directors and management team are comprised of mostly Asian-Americans. Using the experience and expertise of our officers and employees, we have tailored our loan and deposit products to serve the Chinese-American, Korean-American, and other Asian-American markets. We focus both on existing businesses and individuals already established in our local market area, as well as Asian immigrants who desire to establish their own businesses, purchase a home, or educate their children in the United States. Our size and infrastructure allow us to serve customers that require higher lending limits than normally associated with other smaller, local banking institutions that serve the Asian-American communities in which we operate. Our strategic plan is centered on delivering high-touch, superior customer service, customized solutions, and quick and local decision-making with respect to loan originations and servicing.

After forming the Bank and retaining a strong executive management team, we established the Bancorp, a California corporation, as our holding company in January 2011. We began to review potential acquisition candidates and, in July 2011, we acquired Las Vegas, Nevada-based First Asian Bank (“FAB”) in an all cash transaction. In September 2011, we acquired Oxnard, California-based Ventura County Business Bank (“VCBB”) in an all cash transaction. In May 2013, we acquired Los Angeles National Bank (“LANB”) in an all cash transaction. In February 2016, we acquired TFC Holding Company (“TFC”) and its wholly-owned subsidiary, TomatoBank.

In October 2018, we acquired First American International Corp. (“FAIC”) and its wholly-owned subsidiary First American International Bank ("FAIB"), located in the New York City metropolitan area. This transaction involved the issuance by the Company of 3,011,762 shares of common stock (which was valued as of the date of the closing of the acquisition at $69.6 million) and $34.8 million of cash. In January 2020, we acquired PGB Holdings, Inc. (“PGBH”) and its wholly-owned subsidiary, Pacific Global Bank (“PGB”), with three branches in Chicago, Illinois, in an all cash transaction for $32.9 million.

On January 14 2022, we purchased the Bank of the Orient's ("BOTO") Honolulu, Hawaii branch (the "Hawaii Branch"). The Company received a payment of $71.0 million to acquire all the premises and equipment at the Hawaii Branch, all deposits totaling $81.7 million and performing loans totaling $7.4 million as of January 14, 2022, reflecting a premium paid by us of approximately $2.3 million.

On December 28, 2021, the Company announced that it had entered into a definitive agreement to acquire Gateway Bank F.S.B. (“Gateway”), a commercial bank based in Oakland, California, in a cash transaction valued at approximately $22.9 million, subject to certain terms and conditions, including customary holdbacks if certain contingencies are not met, and other possible adjustments as contained in the agreement. As of December 31, 2022, Gateway had total assets of $181.4 million, total gross loans of $121.9 million, total deposits of $162.5 million and total tangible equity of $17.2 million. The expiration of the agreement has been extended to September 30, 2023 and the acquisition is subject to several conditions, including the receipt of all requisite regulatory approvals.

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

In addition, in 2016, we became a community development financial institution (“CDFI”) which is a financial institution that has a primary mission of community development, serves a target market, is a financing entity, provides development services, remains accountable to its community, and is a non-governmental entity. CDFIs are certified by the CDFI Fund at the U.S. Department of the Treasury (“Treasury”), which provide funds to CDFIs through a variety of programs. We have established a CDFI advisory board to assist the Bank in finding organizations that provide services to low-to-moderate income people. In our commitment to this designation, the Bank has a policy that requires all directors and management above the level of vice president to contribute at least 24 hours of community service annually to a qualified organization. In June 2021 the Bank was awarded a $1.8 million CDFI grant under the Treasury’s Rapid Response Program ("RRP") to facilitate a rapid response to the economic impacts of the COVID-19 pandemic in distressed and underserved communities. The award was received in August 2021 after finalization of the contract between the Bank and the Treasury, which included various performance goals and measures that specify the use of the funds to provide affordable housing. The Bank utilized all of such funds to originate two loans that provide affordable housing to underserved communities.

The Bank currently operates 24 branches across two separate regions: the Western region with branches in Los Angeles County, California; Orange County, California; Ventura County, California; Clark County, Nevada; and Honolulu, Hawaii; and our Eastern region with branches in Manhattan, Brooklyn and Queens, New York; Chicago, Illinois and Edison, New Jersey.

As of December 31, 2022, the Company had total consolidated assets of $3.9 billion, total consolidated held for investment loans of $3.3 billion, total consolidated deposits of $3.0 billion and total consolidated shareholders’ equity of $484.6 million. Our common stock is traded on the NASDAQ Global Select Market under the symbol “RBB.”

As of December 31, 2022, RBB's status as an EGC expired and we are no longer permitted to comply with reduced regulatory and reporting requirements under the Securities Act and the Exchange Act.

Our Strategic Plan

In connection with the organization of the Bank, we adopted a strategic plan that we update periodically to reflect the Bank’s growth and recent developments. The Bank’s current strategic plan contains the following key elements:

●	Maintain regulatory capital levels well in excess of fully phased-in Basel III requirements;
●	Provide commercial banking services and products primarily to businesses and their owners operating within Asian-American communities;
●	Maintain a board of directors comprised of business leaders who work closely with community leaders;
●	Attract and retain an experienced management team with demonstrated industry knowledge and lending expertise;
●	Focus on a target market consisting of businesses that:
o	are located in southern California, the San Francisco Bay area, the Chicago metropolitan area, the New York metropolitan area (including northern New Jersey), Nevada and Hawaii
o	provide or receive goods or services to or from Asian countries, primarily China (including Hong Kong and Macau) and Taiwan;
o	have annual sales between $5 million and $50 million and between approximately 50 to 500 employees;
o	have loan needs of $1 million to $40 million; and
o	prioritize using bankers with strong market knowledge who are dedicated to serving the local markets in which we operate.
●	Provide four main lending products:
o	Commercial real estate ("CRE") lending consisting of commercial real estate loans and construction and land development (“C&D”) loans;
o	Commercial and Industrial "C&I" lending that emphasizes trade finance, operating lines of credit, and working capital loans secured by inventory, accounts receivables, fixed assets and real estate;
o

Single family residential ("SFR") mortgage lending primarily to Asian Americans willing to provide higher down payment amounts and pay higher fees and interest rates in return for reduced documentation requirements. The Bank originates these loans through its correspondent banking relationships, and through its branch network, in addition, we offer 15-year and 30-year qualified mortgage loans that are sold directly to the Federal National Mortgage Association (“FNMA”), in most cases, the Bank retains the loan servicing rights and obligations and;

o

Through our Small Business Administration ("SBA") Preferred Lender status, SBA loans consisting primarily of 7(a) loans to Asian Americans that are accumulated on the Bank’s balance sheet with the SBA guaranteed portion sold in the secondary market generally on a quarterly basis.

	o	Consider new markets, products and services
	o	Invest in new technologies or products where appropriate to improve efficiency, increase earnings, acquire new bank customers, or deepen relationships with existing clients
	o	Explore digital banking initiatives for consumers and businesses to improve convenience, speed, and user experience
	o	Explore new niche markets to gain a competitive advantage

Our Competition

We view the Asian-American banking market, including the Company, as comprised of 23 banks divided into three overlapping segments: publicly-traded banks, locally-owned banks, and banks that are subsidiaries of Taiwanese or Chinese banks. The Company views these banks as competition for attracting deposits and making loans.

In addition to Chinese-American banks, we also compete with other banks in the region, particularly with Korean-American banks in our SFR and SBA lending areas. Although we were founded by and market primarily to Chinese Americans, we are broadening our marketing efforts to include all categories of Asian Americans. In certain geographic markets where we currently operate, there is overlap between Chinese-American, Korean-American and other Asian-American banks for loan and deposit business. We aim to grow both organically and potentially through acquisitions in these markets.

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

We have an extensive loan approval process for our commercial lending practice in which we require not only financial and other information from our borrowers, but our loan and executive officers have knowledge of the local market area and of the borrower’s past transactions. After receiving an application and loan documentation and conducting a review, our loan officers meet on a very frequent basis concerning the loan request. After reaching a consensus decision to approve, the loan officer will then submit the loan to the chief executive officer for approval, and if the loan request is above the chief executive officer’s lending limit, it will be referred to the board of directors for decision.

We have five principal lending areas:

Commercial and Industrial Loans. We have significant expertise in small to middle market commercial and industrial lending. Our success is the result of our product and market expertise, and our focus on delivering high-quality, customized and quick turnaround service for our clients due to our focus on maintaining an appropriate balance between prudent, disciplined underwriting, on the one hand, and flexibility in our decision making and responsiveness to our clients, on the other hand, which has allowed us to grow our commercial and industrial loan portfolio since December 31, 2010, while maintaining strong asset quality. As of December 31, 2022, we had outstanding commercial and industrial loans of $201.2 million, or 6.0% of our total loan portfolio. We had $713,000 non-accrual commercial and industrial loans as of December 31, 2022 compared to $3.7 million non-accrual commercial and industrial loans as of December 31, 2021.

Commercial Real Estate Loans. We offer real estate loans for owner occupied and non-owner occupied commercial property, including loans secured by single-family residences for a business purposes, multi-family residential property and construction and land development loans. Our management team has an extensive knowledge of the markets where we operate and our borrowers and takes a conservative approach to commercial real estate lending, focusing on what we believe to be high quality credits with low loan-to-value ratios, income-producing properties with strong cash flow characteristics, and strong collateral profiles. The real estate securing our existing commercial real estate loans includes a wide variety of property types, such as offices, warehouses and production facilities, hotels, mixed-use residential and commercial, retail centers, multi-family properties and assisted living facilities.

The total commercial real estate portfolio was $1.3 billion, or 39.3% of our total loan portfolio, at December 31, 2022 of which $255.2 million was secured by owner occupied properties. The multi-family residential loan portfolio totaled $643.2 million as of December 31, 2022. The single-family residential loan portfolio originated for a business purpose totaled $69.3 million as of December 31, 2022. Our non-accrual commercial real estate loans as of December 31, 2022 were $1.2 million compared to $4.7 million as of December 31, 2021.

Construction and Land Development Loans. Our construction and land development loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. As of December 31, 2022, our real estate construction loan portfolio totaled $276.9 million, or 8.3% of our total loan portfolio, and was divided among the foregoing categories: $166.6 million, or 60.1%, of residential construction; $77.2 million, or 27.9%, of commercial construction; and $33.1 million, or 12.0%, of land acquisition and development. Our non-accrual construction and land development loans as of December 31, 2022 were $141,000 compared to $149,000 as of December 31, 2021.

SBA Loans. We are designated a Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We originate all loans to hold for investment and move loans to available for sale as management decides which loans to sell. We generally sell the guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel and service businesses for working capital needs or business expansions. SBA loans can have any maturity up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral may also include inventory, accounts receivable and equipment, and includes personal guarantees. Our unguaranteed loans collateralized by real estate are monitored by collateral type and included in our CRE Concentration Guidance as later discussed. From time to time, we will also originate SBA 504 loans. Our non-accrual SBA loans as of December 31, 2022 were $2.2 million, compared to $6.3 million as of December 31, 2021.

SFR Loans. We originate mainly non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. We offer qualified mortgage program as a correspondent to major banking financial institutions. As of December 31, 2022, we had $1.5 billion of SFR mortgage loans, representing 43.9% of our total loan portfolio. We had $5.9 million in non-accrual single-family residential real estate loans as of December 31, 2022 compared to $4.2 million in non-accrual loans at December 31, 2021.

We originate these non-qualified single-family residential mortgage loans both to sell and hold for investment. The loans are generally originated through our retail branch network to our customers, many of whom establish a deposit relationship with us. During 2022, we originated $386.1 million of such loans through our retail channel, and $286.0 million through our correspondent and wholesale channel. During 2021, we originated $410.0 million of such loans through our retail channel, and $62.1 million through our correspondent and wholesale channel.

We sell many of these non-qualified single-family residential mortgage loans to other Asian-American banks and other investors. We currently engage in loan sales to banks and private investors, and are working to expand our network of entities who will acquire our SFR loan product. Loans held for sale consist primarily of first trust deed mortgages on single-family residential properties located in California, New York and New Jersey. Single-family residential mortgage loans held for sale are generally sold with the servicing rights retained.

Our intention is to continue selling SFR mortgage loans to these investors. However, our investors are commanding a higher rate than we are currently offering for the non-qualified mortgage product.

Consumer Loans. During 2019, we started an automobile lending unit to support the Asian-American immigrant community. We do not expect material volumes of business in this area as it is an accommodation to our customers. In 2021, we purchased home improvement loans of $29.7 million. As of December 31, 2022, consumer loans amounted to $20.7 million compared to $30.8 million as of December 31, 2021.

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

As an Asian-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2022, $2.2 billion or 75.2% of our relationships are considered adjusted core relationships.

Many of our management team members, including in many cases branch managers, have worked together for up to 30 years, and our deposits relationships have been cultivated over that time period. Our ability to gather deposits, particularly core deposits, is an important aspect of our business franchise and we believe core deposits are a significant driver of franchise value as a cost efficient and stable source of funding to support our growth. As of December 31, 2022, we had $3.0 billion of total deposits, with an average total interest-bearing deposit cost of 2.86%.

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

RBB Asset Management Company. In 2012, as a result of our acquisitions of FAB and VCBB, we established RBB Asset Management Company ("RAM”), as a wholly-owned subsidiary of the Company. In March 2013, RAM purchased approximately $6.5 million in loans and $1.7 million in other real estate owned (“OREO”) from the Bank that had been acquired in the FAB and VCBB acquisitions. We may continue to utilize RAM to purchase certain assets from the Bank acquired in acquisitions that we may make in the future.

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

Staffing Model. The majority of our staff are regular full-time employees. We also employ regular part-time associates and some seasonal/temporary associates. As of December 31, 2022, we had 379 full-time equivalent staff. We do not outsource job functions or use subcontractors to fill open positions. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.

Diversity, Equity and Inclusion. We believe that diversity of thought and experiences results in better outcomes and empowers our employees to make more meaningful contributions within our company and communities. Our board of directors is comprised of 11 Asian-Americans and one Caucasian, of which four members are women. Our executive committee is comprised of five Asian-Americans and one Caucasian, of which one is a woman. Our workforce includes 337 Asian-Americans, 24 Latin-Americans, 18 Caucasians and one African-American.

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

Climate-related Discussion

The SEC proposed a rule that would require companies to disclose a broad array of climate-related exposures, including a company’s carbon emissions across its value chain. The disclosures would require the company’s big picture climate risks as well as wholesale calculation of the company’s environmental impact and greenhouse gas (GHG) emissions. Publicly traded companies would also be required to explain their governance procedures around climate risk, including processes for identifying, assessing, and managing climate-related risks.

On greenhouse gas emissions, the disclosures would include a company’s direct emissions, indirect emissions in the form of purchased energy, and emissions from “upstream and downstream activities in a registrant’s value chain” — otherwise known as Scope 1, Scope 2, and Scope 3 emissions, respectively.

As a financial institution, the Company has minimal Scope 1 direct GHG emissions. Scope 1 GHG emissions result from four leased automobiles used by Company executives, and two Company owned vehicles used in our operations. The automobiles are recent models that are compliant with state emissions regulations. Scope 2 emissions result from 23 leased office properties, six owned office properties, one corporate owned house, and two OREO properties. Company leased or owned properties have indirect GHG emissions from acquired electricity, steam heat or cooling. Scope 3 emissions result from goods and services purchased from vendors, business travel and employee commuting. We have implemented a work-from-home program and 9% of our staff participate as of December 31, 2022. The Company encourages employees to commute via public transportation by subsidizing transit passes. Where feasible, the Company utilizes LED- or fluorescent-lighting to reduce electricity usage.

Under the SEC's proposed rules, Scope 1 and 2 disclosures would be required to be made for accelerated filers reporting fiscal year 2024 results, and Scope 3 disclosures would be required to be made for fiscal year 2025 results.

We are committed to overseeing the Company’s environmental efforts. The Company considers environmental matters throughout the organization. The Company’s environmental initiatives are currently focused on reducing the Company’s environmental impact through supporting employees' use of mass transit where possible, recycling efforts, and supporting organizations in the communities the Company serves that address sustainable development goals.

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

Available Information

We invite you to visit our website at www.royalbusinessbankusa.com, to access free of charge Bancorp's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The content of our website is not incorporated into and is not part of this Annual Report. In addition, you can write to us to obtain a free copy of any of those reports at RBB Bancorp, 1055 Wilshire Blvd. Suite 1200, Los Angeles, California 90017, Attn: Investor Relations. These reports are also available through the SEC’s Public Reference Room, located at 100 F Street NE, Washington, DC 20549 and online at the SEC’s website, available at http://www.sec.gov. Investors can obtain information about the operation of the SEC’s Public Reference Room by calling 800-SEC-0330. Bancorp’s Code of Ethics and other corporate governance documents are located on its website at www.royalbusinessbankusa.com.

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under U.S. federal and state law. As a result, the growth and earnings performance of the Company and its subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the California Department of Financial Protection and Innovation (“DFPI”), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the FDIC, and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development (“HUD”), and agencies such as FNMA and the Federal Home Loan Mortgage Corporation (“FHLMC”), have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiaries, including the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

Bank Holding Company and Bank Regulation

Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is registered as such with the Federal Reserve. Bancorp is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Therefore, Bancorp and its subsidiaries are subject to examination by, and may be required to file reports with, the Federal Reserve and the DFPI. Federal Reserve and DFPI approvals are also required for financial holding companies to acquire control of a bank. As a California commercial bank, the deposits of which are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DFPI and by the FDIC, as the Bank’s primary federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve.

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

●

Compliance with the Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"), and other anti-money laundering laws (“AML”), and the regulations of the Treasury’s Office of Foreign Assets Control (“OFAC”). (See “The Bank – Anti-Money Laundering and OFAC Regulation" below.)

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

The CFPB has enforcement authority over unfair, deceptive or abusive act and practices (“UDAAP”). UDAAP is considered one of the most far reaching enforcement tools at the disposal of the CFPB and covers all consumer and small business financial products or services such as deposit and lending products or services such as overdraft programs and third-party payroll card vendors. It is a wide-ranging regulatory net that potentially picks up the gaps not included in other consumer laws, rules and regulations. Violations of UDAAP can be found in many areas and can include advertising and marketing materials, the order of processing and paying items in a checking account or the design of client overdraft programs. The scope of coverage includes not only direct interactions with clients and prospects but also actions by third-party service providers. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

In 2020, the California Legislature passed Assembly Bill 1864, which enacts the California Consumer Financial Protection Law (“CCFPL”). Among other items, the CCFPL:

●

Establishes UDAAP authority for the DFPI, adding “abusive” to “unfair or deceptive” acts or practices prohibited by California law, and authorizing remedies similar to those provided in the Dodd-Frank Act;

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

●

Exempts from the DFPI’s UDAAP authority, banks, credit unions, federal savings and loan associations, and similar entities, as well as current licensees of the DFPI and licensees of other California agencies, “to the extent that licensee or employee is acting under the authority of” the license;

●

Creates a “registration” requirement (subject to the DFPI’s implementing regulations) that greatly expands the reach of the DFPI to oversee entities that are not currently subject to licensure/registration;

●

Provides DFPI with broad discretion to determine what constitutes a “financial product or service” within the law’s coverage, including by a regulation finding that the financial product or service is either: “(A) Entered into or conducted as a subterfuge or with a purpose to evade any consumer financial law,” or “(B) Permissible for a bank to offer or provide but has, or likely will have, a material impact on consumers,” with certain enumerated exclusions; and

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

Interchange fees, or “swipe” fees, are charges that merchants pay to us and other card-issuing banks for processing electronic payment transactions. Under the final rules, for those card-issuing banks with $10 billion or more in total assets, the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. We are not subject to this limitation because we have less than $10 billion in total assets. The Federal Reserve also adopted a rule to allow a debit card issuer to recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. The Federal Reserve also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

Based on Consumer Financial Protection Bureau issued Compliance Bulletin 2022-06 on "Unfair Returned Deposit Item Fee Assessment Practices” and Consumer Financial Protection Circular 2022-06 on "Unanticipated overdraft fee assessment practices". Royal Business Bank (Bank) took action to lower the “Overdraft Fees and Non-sufficient Fees” from $35 per item to $15 per item, effectively July 1, 2022. The Bank further lowered the “Overdraft Fees and Non-sufficient Fees” from $15 per item to $10 per item, effectively February 1, 2023. In the meantime, the Bank removed the “Return Items Fees” from the Bank’s Schedule of Deposit Accounts, Services and Fees.

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

We had outstanding subordinated debentures in the aggregate principal amount of $188.3 million as of December 31, 2022. Of this amount, $14.7 million is attributable to subordinated debentures issued to statutory trusts in connection with prior issuances of trust preferred securities, which qualifies as Tier 1 capital, and $173.6 million is attributable to outstanding subordinated notes, which qualifies as Tier 2 capital.

Basel III changed the manner of calculating risk-weighted assets. New methodologies for determining risk-weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans; and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan-to-value and equity components. In particular, loans categorized as “high-volatility commercial real estate” loans, as defined as pursuant to applicable federal regulations, are required to be assigned a 150% risk weighting, and require additional capital support.

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

Basel III became applicable to Bancorp and the Bank on January 1, 2015. As a result of the EGRRCPA, Bancorp was not subject to the more stringent Basel III minimum capital requirements until Bancorp’s total consolidated assets equaled or exceeded $3 billion. However, as of December 31, 2022, Bancorp had total consolidated assets of $3.9 billion and, consequently, the more stringent Basel III minimum capital requirements are applicable. Overall, the Company believes that implementation of the more stringent Basel III minimum capital requirements has not had and will not have a material adverse effect on Bancorp’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

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

In 2018, the federal bank regulatory agencies issued a variety of proposals and made statements concerning regulatory capital standards. These proposals touched on such areas as commercial real estate exposure, credit loss allowances under U.S. generally accepted accounting principles (“GAAP”), capital requirements for covered swap entities, among others. In July 2019, the federal bank regulators adopted a final rule that simplifies the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as Bancorp and the Bank, that are not subject to the advanced approaches requirements.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of CECL accounting standard. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the COVID-19 pandemic. The capital relief in the interim is calibrated to approximate the difference in allowances under CECL relative to the incurred loss methodology for the first two years of the transition period using a 25% scaling factor. The cumulative difference at the end of the second year of the transition period is then phased in to regulatory capital at 25% per year over a three-year transition period. Effective January 1, 2022, the Company adopted ASU 2016-13, reflected the full effect of CECL at December 31, 2022, and did not elect the three-year or five-year CECL phase-in options on regulatory capital.

As of December 31, 2022, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis.

With respect to the Bank, the Basel III Capital Rules also revise the Prompt Corrective Action (“PCA”) regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action”.

Prompt Corrective Action

The Federal Deposit Insurance Act, as amended (the “FDIA”), requires federal banking agencies to take PCA in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. Effective January 1, 2015, the Basel III Capital Rules, revised the PCA requirements. Under the revised PCA provisions of the FDIA, an insured depository institution generally will be classified in the following categories based on the capital measures indicated:

PCA Category	Total Risk-Based Capital Ratio	Tier I Risk-Based Capital Ratio	CET1 Risk-Based Ratio	Tier I Leverage Ratio
Well capitalized	10%	8%	6.5%	5%
Adequately capitalized	8%	6%	4.5%	4%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly undercapitalized	< 6%	< 4%	< 3.0%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets =< 2%

An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios, if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying PCA regulations and the capital category may not constitute an accurate representation of such bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized”, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2022, we met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the PCA regulations, as currently in effect.

The Company

General. Bancorp, as the sole shareholder of the Bank, is a bank holding company under federal law and regulation. As a bank holding company, Bancorp is registered with, and is subject to regulation by, the Federal Reserve under the BHCA. In accordance with Federal Reserve policy, and as now codified by the Dodd-Frank Act, Bancorp is legally obligated to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where Bancorp might not otherwise do so. Under the BHCA, Bancorp is subject to periodic examination by the Federal Reserve. Bancorp is required to file with the Federal Reserve periodic reports of Bancorp’s operations and such additional information regarding Bancorp and its subsidiaries as the Federal Reserve may require.

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

The BHCA generally prohibits Bancorp from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking as to be a proper incident thereto”. This authority would permit Bancorp to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. Bancorp has elected to be a bank holding company.

In order to maintain Bancorp’s status as a bank holding company, Bancorp and the Bank must be well-capitalized, well-managed, and have a least a satisfactory CRA rating. If the Federal Reserve subsequently determines that Bancorp, as a bank holding company, is not well-capitalized or well-managed, Bancorp would have a period of time during which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on Bancorp it believes to be appropriate. Furthermore, if the Federal Reserve subsequently determines that the Bank, as a bank holding company subsidiary, has not received a satisfactory CRA rating, Bancorp would not be able to commence any new financial activities or acquire a company that engages in such activities.

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

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DFPI to fund its operations. The amount of the assessment paid by a California bank to the DFPI is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPI. During the years ended December 31, 2022 and 2021, the Bank paid supervisory assessments to the DFPI totaling $212,000 and $201,000, respectively.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “Regulatory Capital Requirements” above.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DFPI or the Bank’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DFPI, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DFPI and the Bank’s shareholders in connection with a reduction of its contributed capital. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2022.

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

Loans to One Borrower. Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2022, the Bank’s regulatory limit on aggregate secured loans-to-one-borrower was $159.8 million and unsecured loans-to-one borrower was $95.9 million.

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

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements. In April 2018, the Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks, and in December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) proposed for public comment rules to modernize the agencies’ regulations under the CRA. In September 2020, the Federal Reserve released for public comment its proposed rules to modernize CRA regulations. We will continue to evaluate the impact of any changes to the CRA regulations. The Bank received a “satisfactory” rating on its most recent CRA examination, which was conducted in April 2020.

The last significant interagency revision to the CRA regulations occurred in 1995. In May 2022, federal bank regulatory agencies jointly issued a proposal to strengthen and modernize regulations implementing the CRA to better achieve the purposes of the law. The comment period ended on August 5, 2022. We will continue to monitor for the final ruling and evaluate the impact of any changes to the CRA regulations.

Anti-Money Laundering and OFAC Regulation. The USA Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA Patriot Act mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between financial institutions and law enforcement authorities. Banking regulators also examine banks for compliance with the economic sanctions regulations administered by OFAC. Failure of a financial institution to maintain and implement adequate anti-money laundering and OFAC programs, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

Mortgage and Mortgage-Related Products. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Dodd-Frank Act generally required lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. The Bank does not currently expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

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

Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

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

The Volcker Rule. In addition to other implications of the Dodd-Frank Act discussed above, the Dodd-Frank Act amended the BHCA to require the federal regulatory agencies to adopt rules that prohibit banking entities and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule.” On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule. Thereafter, in reaction to industry concern over the adverse impact to community banks of the treatment of certain collateralized debt instruments in the final rule, the federal regulatory agencies approved an interim final rule to permit financial institutions to retain interests in collateralized debt obligations backed primarily by trust preferred securities (“TruPS CDOs”), from the investment prohibitions contained in the final rule. Under the interim final rule, the regulatory agencies permitted the retention of an interest in or sponsorship of covered funds by banking entities if the following qualifications were met: (i) the TruPS CDO was established, and the interest was issued, before May 19, 2010; (ii) the banking entity reasonably believes that the offering proceeds received by the TruPS CDO were invested primarily in qualifying TruPS collateral; and (iii) the banking entity’s interest in the TruPS CDO was acquired on or before December 10, 2013.

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

On October 18, 2022, the FDIC adopted a final rule that increases initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. Due to the decline in the DIF reserve ratio below the statutory minimum of 1.35 percent as of June 30, 2020, caused by extraordinary growth in insured deposits during the first and second quarters of 2020, the FDIC established a Restoration Plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. This 2020 plan did not include an increase in the deposit insurance assessment rate. On June 21, 2022, however, the FDIC adopted an Amended Restoration Plan and notice of proposed rulemaking to increase the deposit insurance assessment rates as it was otherwise at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028. The proposed rule was adopted as final without change.

Also, in the final rule adopted on October 18, 2022, the FDIC incorporated Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures in the risk-based deposit insurance assessment system applicable to all large and highly complex insured depository institutions. In March 2022, the FASB issued ASU 2022-02, which eliminates accounting guidance for troubled debt restructurings (“TDRs”) and introduces new disclosures and enhances existing disclosures concerning certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. The FDIC final rule amends the assessment regulations to include a new term, “modifications to borrowers experiencing financial difficulty,” in two financial measures—the underperforming assets ratio and the higher-risk assets ratio—used to determine deposit insurance assessments for large and highly complex insured depository institutions. This final rule is effective January 1, 2023, and applicable to the first quarterly assessment period of 2023.

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

Securities and Corporate Governance

Bancorp is subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies. Bancorp is also subject to the Sarbanes-Oxley Act, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Bancorp’s independent registered public accounting firm are required to assess the effectiveness of the Bancorp’s internal control over financial reporting. These assessments are included in Part II — Item 9A — “Controls and Procedures.”

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

The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. In accordance with the Dodd-Frank Act, the federal banking agencies prohibit incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions (generally institutions, like us, that have over $1 billion in assets) and are deemed to be excessive, or that may lead to material losses.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness, and the organization is not taking prompt and effective measures to correct the deficiencies.

The scope and content of the U.S. banking regulators’ policies on executive compensation may continue to evolve in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain, and motivate its key employees.

Audit Requirements

The Bank is required to have an annual independent audit, alone or as a part of its bank holding company’s audit, and to prepare all financial statements in accordance with GAAP. The Bank and Bancorp are also each required to have an audit committee comprised entirely of independent directors. As required by NASDAQ, Bancorp has certified that its audit committee has adopted formal written charters and meets the requisite number of directors, independence, and other qualification standards. As such, among other requirements, Bancorp must maintain an audit committee that includes members with banking or related financial management expertise, has access to its own outside counsel, and does not include members who are large customers of the Bank.

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

Federal and State Taxation

Bancorp and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions. The Company has not been audited by the Internal Revenue Service. The Company is currently under tax examination by the state of New York for 2018, 2019 and 2020 New York state returns. For 2022, 2021 and 2020, the Company was subject to a maximum federal income tax rate of 21.00%, California state income tax rate of 10.84% and various state tax rates for other various state jurisdictions.

Item 1A. Risk Factors.

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

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates. At December 31, 2022, total loans held for investment were 90.9% of our earning assets and exhibited a positive 5% sensitivity to rising interest rates in a 100 basis point parallel shock.

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

If short-term interest rates remain constant but longer term interest rates fall, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. This would have a material adverse effect on our net interest income and our results of operations.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2022, the fair value of our securities portfolio was approximately $262.4 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

At December 31, 2022, $256.8 million of our securities were classified as available-for-sale with an aggregate net unrealized loss of $31.3 million. We increase or decrease shareholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported shareholders’ equity, book value per common share, and tangible book value per common share. This decrease will occur even though the securities are not sold. For example, at December 31, 2022, our total shareholders’ equity was $17.9 million lower than at December 31, 2021, largely due to a decline in the estimated fair value of our available-for-sale securities portfolio during 2022. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities, which have no stated maturity, the declines in fair value may or may not be recovered over time.

Risks Related to Our Business

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly in the states of California, Nevada, Illinois, New Jersey, Hawaii and New York, and the Los Angeles, New York City, Chicago, Las Vegas and Honolulu metropolitan areas. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the products and services we offer. In the recent year there has been a gradual decline in the U.S. economy as evidenced by a decline in the housing market, higher unemployment and lower prices in the equities markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements, as the current U.S. administration has with China, the European Union and the United Kingdom. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China and Taiwan, can impact the economy and financial markets here in the United States. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in the debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, lower home sales and commercial activity, and fluctuations in the commercial and Federal Housing Administration financing sector. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Unprecedented financial and monetary steps by U.S. governmental bodies in response to the COVID-19 pandemic in 2020 and 2021, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and the American Rescue Plan Act, injected nearly $5 trillion of financial relief and economic stimulus into the U.S. economy. In addition, the Federal Reserve reduced the target range for the federal funds rate to 0 to 25 basis points from March 2020 through 2021, purchased Treasury securities, and took other actions to support the flow of credit to households and businesses. In the wake of actions by government authorities and other parties to mitigate health risks, and fiscal and monetary policy measures used to mitigate the adverse effects of the COVID-19 pandemic on individual households and businesses, a number of macroeconomic challenges emerged, including inflation, supply chain issues, labor market disruptions, and other economic and market issues.

Ongoing elevated inflation poses risk to the economy overall, and could indirectly pose challenges to our clients and to our business. Elevated inflation can impact our business customers through loss of purchasing power for their customers, leading to lower sales. Rising inflation can also increase input and inventory costs for our customers, forcing them to raise their prices or lower their profitability. Supply chain disruption, also leading to inflation, can delay our customers’ shipping ability, or timing on receiving inputs for their production or inventory. Inflation can lead to higher wages for our business customers, increasing costs. All of these inflationary risks for our business customer base can be financially detrimental, leading to increased likelihood that the customer may default on a loan. In addition, sustained inflationary pressure has led the Federal Reserve’s Federal Open Market Committee to raise interest rates rapidly, which has increased our interest rate risk. To the extent such conditions exist or worsen, we could experience adverse effects on our business, financial condition, and results of operations.

Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including military actions between Russia and Ukraine, terrorism, or other geopolitical events.

Recent and future bank failures may adversely affect the national, regional, and local business environment, results of operations, and capital.

Recent and future bank failures may have a profound impact on the national, regional, and local business environment in which the Bank operates. These impacts can range from business disruptions to adversely affecting their customers and customers withdrawing their deposits from the Bank. Management currently does expect that one result of the events in connection with the closure of Silicon Valley Bank in California and Signature Bank in New York by regulators is that FDIC assessments will more likely than not increase as a cost of doing business to the Bank. These possible impacts may adversely affect the Bank’s future operating results, including net income, and negatively impact capital. While the Bank currently does not expect the Government takeovers of Silicon Valley Bank and Signature Bank to have such a negative effect, the Bank continues to monitor the ongoing events concerning these two banks and any future banks failures if and when they may occur.

The continuing COVID-19 pandemic could adversely affect our business and our customers, counterparties, employees, and third-party service providers.

The spread of COVID-19 created a global public health crisis that has impacted household, business, economic, and market conditions, While economic activity improved significantly from 2020 lows, the pace of economic recovery remains uneven across some industries and geographies, and some industries have been impacted more severely than others by specific variants and by supply chain and/or labor supply disruptions caused by the pandemic. Additionally, our operations have been impacted by the need to close certain offices and limit how customers conduct business through our branch network. Many of our employees continue to work under a hybrid model that includes working remotely, which exposes us to increased cybersecurity risks such as phishing, malware, and other similar attacks, all of which could expose us to liability and could seriously disrupt our business operations.

Although the primary effects of the COVID-19 pandemic have subsided, our business may continue to experience materially adverse impacts as a result of macroeconomic challenges related to the pandemic, including supply-demand imbalances, volatile energy prices, tightening monetary policy and inflation. The extent of the continuing impact of COVID-19 and any future outbreaks or other public health crises on our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

We are subject to liquidity risk, which could adversely affect our financial condition and results of operations.

Effective liquidity management is essential for the operation of our business. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, an inability to raise funds through deposits, borrowings, the sales of investment securities and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market disruption, a decrease in the borrowing capacity assigned to our pledged assets by our secured creditors, or adverse regulatory action against us. Deterioration in economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Reserve and FHLB. Our ability to acquire deposits or borrow, and the possibility of deposit outflows, could also be impaired by various stress environments and other factors that are not specific to us, including a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry generally as a result of conditions faced by banking organizations in the domestic and international credit markets. Other factors, for example a cybersecurity breach that is specific to us, could also impair our ability to acquire or retain deposits.

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

At December 31, 2022, approximately 91.5% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. Adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2022, we had $1.8 billion of commercial loans, consisting of $1.3 billion of CRE loans, $201.2 million of C&I loans for which real estate is not the primary source of collateral and $276.9 million of C&D loans. C&I loans represented 6.0% of our total loan portfolio at December 31, 2022. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

We have a concentration in commercial real estate which could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued the CRE Concentration Guidance on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner occupied commercial real estate are not included for purposes of CRE Concentration calculation. We believe that the CRE Concentration Guidance is applicable to us. As of December 31, 2022, our CRE loans represented 215% of our Bank total risk-based capital, as compared to 251% and 211% as of December 31, 2021 and 2020, respectively. We actively work to manage our CRE concentration and we have discussed the CRE Concentration Guidance with the FDIC and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. Nevertheless, the FDIC could become concerned about our CRE loan concentrations, and they could limit our ability to grow by restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

Our SFR loan product consists primarily of non-qualified SFR mortgage loans which may be considered less liquid and more risky.

As of December 31, 2022, our SFR mortgage loan portfolio amounted to $1.5 billion or 43.9% of our held for investment loan portfolio. As of that date, 96.4% of our SFR mortgage loans consisted of non-qualified mortgage loans, which are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. We offer two SFR mortgage products, a low loan-to-value, alternative document hybrid non-qualified SFR mortgage loan, or non-qualified SFR mortgage loan, and a qualified SFR mortgage loan. As of December 31, 2022, our non-qualified SFR mortgage loans had an average loan-to-value of 58.0% and an average FICO score of 763. As of December 31, 2022, 3.7% of our total SFR mortgage loan portfolio was originated to foreign nationals. The non-qualified single-family residential mortgage loans that we originate are designed to assist Asian-Americans who have recently immigrated to the United States and as such are willing to provide higher down payment amounts and pay higher interest rates and fees in return for reduced documentation requirements. Non-qualified SFR mortgage loans are considered less liquid than qualified SFR mortgage loans because such loans are not able to be securitized and can only be sold directly to other financial institutions. Such non-qualified loans may be considered more risky than qualified mortgage loans although we attempt to address this enhanced risk through our underwriting process, including requiring larger down payments and, in some cases, interest reserves.

We also have a concentration in our SFR secondary sale market, as a substantial portion of our non-qualified mortgage loans have been historically sold to two banks; although, we are currently selling SFR mortgage loans to three banks. Although, we are taking steps to reduce our dependence on these banks, and we are attempting to expand the number of banks that we sell our non-qualified SFR mortgages, we may not be successful expanding our sales market for our non-qualified mortgage loans. These loans also present pricing risk as rates change, and our sale premiums cannot be guaranteed. Further, the criteria for our loans to be purchased by other banks may change from time to time, which could result in a lower volume of corresponding loan originations.

Mortgage production historically, including refinancing activity, declines in rising interest rate environments such as the current environment in which we have experienced increasing rates over the last year.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We originated $29.7 million of SBA loans for the year ended December 31, 2022. We sold $12.7 million of the guaranteed portion of our SBA loans for the year ended December 31, 2022. Consequently, as of December 31, 2022, we held $61.4 million of SBA loans on our balance sheet, $55.3 million of which consisted of the non-guaranteed portion of SBA loans and $6.1 million or 9.9% consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We attempt to limit this risk by generally requiring such loans be collateralized and limiting the overall amount that can be held on our balance sheet to 75% of our total capital.

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

In 2017, the Financial Conduct Authority announced that after 2021 it will no longer compel banks to submit the rates required to calculate LIBOR. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Of the Company’s $3.3 billion in total gross loans as of December 31, 2022, approximately 5.1% have a LIBOR based reference rate. In the United States, the Alternative Reference Rate Committee (“ARRC”) has recommended the use of SOFR. SOFR is different from LIBOR in that it is a backward-looking secured rate rather than a forward-looking unsecured rate. These differences could lead to a greater disconnect between the Bank's costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, the ARRC has also recommended Term SOFR, which is a forward-looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the Federal Reserve adopted a final rule that implements the Act, replacing references to LIBOR in such contracts with one of five Board-selected benchmark replacements based on SOFR.

We have a significant number of loans, some securities and borrowings, and some deposit products with attributes that are either directly or indirectly dependent on LIBOR. We have determined an alternative reference rate(s) that we will ultimately use for our financial instruments going forward. We have organized a multidisciplinary project team to identify operational and contractual best practices, assess our risks, identify the detailed list of all financial instruments impacted, manage the transaction, facilitate communication with our customers and counterparties, and monitor the impacts. We have drafted and begun including fallback language in our loan agreements. After the LIBOR replacement date of June 30, 2023, the Company will adopt SOFR with relevant spread adjustment as the alternative reference rate to replace LIBOR with respect to the Company’s loans, subordinated notes and subordinated debentures.

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

There are also operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. While adoption of the Act offers some safe harbor provisions regarding such litigation, the transition from LIBOR nevertheless may create considerable costs and involves additional risks.  The discontinuance of LIBOR and related uncertainty may adversely affect the market value of, the return on, or the expenses associated with our financial assets and liabilities that are based on or linked to LIBOR. In addition, the market transition away from LIBOR could prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate. Although we are currently unable to assess the ultimate impact of the transition from LIBOR, the failure to adequately manage the transition could have a material adverse effect on our business, financial condition, and results of operations.

Real estate construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Real estate construction loans, including land development loans, comprised approximately 8.3% of our total loan portfolio as of December 31, 2022, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

As of December 31, 2022, our nonperforming loans (which consist of nonaccrual loans and loans modified under troubled debt restructurings) totaled $23.5 million(1), or 0.71%(1), of our held for investment (HFI) loan portfolio, and our nonperforming assets (which include nonperforming loans plus OREO) totaled $24.1(1) million, or 0.61%(1), of total assets. In addition, we had $15.2 million in accruing loans that were 30-89 days delinquent as of December 31, 2022. In 2022, we foreclosed on a Chicago loan acquired in connection with a previous merger and added an additional OREO consisting of a 1-4 family residence for $284,000.

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

(1)	Nonperforming loans, nonperforming assets, nonperforming loans to total loans and nonperforming assets to total assets were updated from the amounts reported in the fourth quarter earnings release published on January 23, 2023

Adverse conditions in Asia and elsewhere could adversely affect our business.

We are likely to feel the effects of adverse economic and political conditions in Asia, including the effects of rising inflation or slowing growth and volatility in the real estate and stock markets in China and other regions. U.S. and global economic policies, military tensions, and unfavorable global economic conditions may adversely impact the Asian economies. In addition, pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. A significant deterioration of economic conditions in Asia could expose us to, among other things, economic and transfer risk, and we could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with, or loans made to, such entities. Adverse economic conditions in Asia, and in China or Taiwan in particular, may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region.

The Company is a California state chartered bank with operations in California, Hawaii, Illinois, New York, New Jersey, and Nevada. We have no overseas operations, including in China and the Far East. However, as an Asian-American business bank our client base may have customer and operational contact in the Far East, which could be adversely affected by the current coronavirus outbreak. The Company is monitoring this situation for its impact on our clients.

Risks Related to Our Deposits

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of clients.

As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have a significant amount of seasonality. At December 31, 2022, 135 clients maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $2.0 million. This amounted to $1.3 billion or approximately 43.5% of the Bank’s total deposits as of December 31, 2022. In addition, our ten largest depositor relationships accounted for approximately 13.8% of our deposits at December 31, 2022. Our largest depositor relationship accounted for approximately 2.6% of our deposits at December 31, 2022. These deposits can and do fluctuate substantially. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on the Bank’s results, the Bank expects, in the ordinary course of business, that these deposits will fluctuate and believes it is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave the Bank, it could have a material adverse impact on the Bank.

The Bank has depositor relationships with digital currency businesses, and the loss of these deposits as well as changes in the digital currency industry or the digital currency businesses that we have depositor relationships with, may adversely affect our growth and profitability or damage our reputation.

As of December 31, 2022, the Bank held approximately $52.0 million in deposits from digital currency businesses compared to $503.7 million in deposits as of December 31, 2021. As a portion of our business provides banking services to digital currency businesses and their customers, changes in the regulatory environment, the overall acceptance of digital currencies and the price levels of digital currencies in general, could, individually or in the aggregate, have a material adverse effect on our profitability, financial condition and growth of our business, or damage our reputation. Digital currency businesses filing for bankruptcy or if we become subject to any regulatory actions related to the provision of our banking services to digital currency businesses and their customers may also adversely affect our growth and profitability or damage our reputation. Further, a decision by the customers to withdraw deposits or move deposits to our competitors could result in changes in our deposit base and could result in a decrease in our cash and cash equivalents and a sale of securities which would negatively impact our net interest income.

Risk Related to our Allowance for Credit Losses (“ACL”)

If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, nonperforming loans and charge-offs, which could require increases in our provision for loan losses.

As of January 1, 2022, we adopted ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the CECL model, which changes how we estimate credit losses and increased the required level of our allowance for credit losses. There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot guarantee that our credit underwriting and monitoring procedures will reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, declines, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income, return on equity and capital to decrease.

Our ACL may prove to be insufficient to absorb potential credit losses in our loan portfolio.

We establish our ACL and maintain it at a level that management considers adequate to absorb expected credit losses based on an analysis of our portfolio and market environment. The ACL represents our estimate of expected credit losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for expected credit losses that have been identified relating to specific borrowing relationships, as well as expected credit losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the ACL, which are charged to earnings through the provision for credit losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience, reasonable and supportable forecast and an evaluation of current economic conditions in our market areas. The actual amount of credit losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.

We estimate credit losses using the CECL model, which incorporates the use of and is more reliant on reasonable and supportable forecasts of economic conditions, including, but not limited to: forecasts of GDP growth rates, levels of unemployment, vacancy rates, and changes in the value of commercial real estate properties. Because the CECL methodology is more dependent on future economic forecasts, assumptions, and models than the previous accounting standards, it may result in increases and add volatility to our ACL and future provisions for loan losses. The forecasts, assumptions, and models required by CECL are based upon third-party forecasts, subject to management’s review and adjustment in light of information currently available.

As of December 31, 2022, our ACL as a percentage of total loans was 1.23% and as a percentage of total nonperforming loans was 174.6%. Although management believes that the ACL is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses in the future to further supplement the ACL, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our ACL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2022, our goodwill totaled $71.5 million, which includes goodwill in the amount of $2.3 million resulting from the acquisition of the Hawaii Branch from BOTO in January 2022. We evaluated our goodwill and intangibles in the first, second and fourth quarter of 2020, and the fourth quarters of 2021 and 2022. The impairment evaluation did not identify an impairment of goodwill or the core deposit intangible in those quarters of 2020, 2021 and 2022. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

We may not be able to continue growing our business, particularly if we cannot make acquisitions or increase loans and deposits through organic growth, either because of an inability to find suitable acquisition candidates, constrained capital resources or otherwise.

We have grown our consolidated assets from $300.5 million as of December 31, 2010 to $3.9 billion as of December 31, 2022, and our deposits from $236.4 million as of December 31, 2010 to $3.0 billion as of December 31, 2022. Some of this growth has resulted from several acquisitions that we have completed since 2010. While we intend to continue to grow our business through strategic acquisitions coupled with organic loan and deposit growth, we anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy. A risk exists, however, that we will not be able to identify suitable additional candidates for acquisitions.

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

Our total loan yield and net interest margin has been positively affected by the accretion of purchased loan discounts relating to loans acquired in prior acquisitions. As our acquired loan portfolio is paid down, we expect downward pressure on our total loan yield and net interest income to the extent that the run-off is not replaced with other high-yielding loans. The accretable yield represents the excess of the net present value of expected future cash flows over the acquisition date fair value and includes both the expected coupon of the loan and the discount accretion. For example, the total loan yield for the years ended December 31, 2022 and 2021 was 5.52% and 5.12%, respectively, and the yield generated using only the expected coupon would have been 5.51% and 5.08%, during the same respective periods. Notwithstanding, if we are unable to replace loans in our existing portfolio with comparable high-yielding loans or a larger volume of loans, our total loan yield, net interest income and net income could be adversely affected.

As we expand our business outside of California markets, we will encounter risks that could adversely affect us.

We primarily operate in California, New York, New Jersey and Illinois markets with a concentration of Asian-American individuals and businesses; however, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Asian-American individuals and businesses. We also currently have operations in Las Vegas, Nevada and Honolulu, Hawaii, including operating a branch office, and are currently looking for additional branch expansion opportunities in the San Francisco Bay area and Houston and, secondarily, San Diego and Riverside counties in southern California, and Phoenix. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.

Other Risks Related to Our Business

If we fail to maintain effective internal control over financial reporting, or if we fail to remediate material weaknesses previously identified, we may not be able to report our financial results accurately and timely.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. In the past, material weaknesses have been identified in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Following identification of the material weakness, we implemented a number of controls and procedures designed to improve our control environment, which we believe will be sufficient to remediate our previously identified material weakness. Our actions to maintain effective controls and remedy any weakness or deficiency may not be sufficient to result in an effective internal control environment and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports, impair our access to the capital markets, cause the price of our common stock to decline and subject us to increased regulatory scrutiny and/or penalties, and higher risk of shareholder litigation.

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

A natural or man-made disaster or recurring energy shortage in our geographic markets, especially in California, could harm our business.

We are based in California and at December 31, 2022, approximately 45.2% of the aggregate outstanding principal of our mortgage loans was secured by real estate located in California. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Certain of these natural disasters may be exacerbated by climate change. Natural or man-made disasters and recurring energy shortages could harm our operations directly through interference with communications, including the interruption or loss of our information technology structure and websites, which could prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural or man-made disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural and man-made disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

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

Our dividend policy may change.

We have paid quarterly dividends since our initial public offering in the third quarter of 2017. We paid $0.33 per share in 2020, $0.51 per share in 2021 and $0.56 per share in 2022. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability and requirements, projected liquidity needs, financial condition, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our common shareholders.

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

We have outstanding options to purchase 454,610 shares of our common stock as of December 31, 2022 that may be exercised and sold (assuming all vesting requirements are met), and we have the ability to issue options exercisable for up to an additional 1,043,617 shares of common stock pursuant to our 2017 Omnibus Stock Incentive Plan. The sale of any of such shares could cause the market price of our stock to decline, and concerns that those sales may occur could cause the trading price of our common stock to decrease or to be lower than it might otherwise be.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We are headquartered in Los Angeles County, California. We currently have nine branches in Los Angeles County located in downtown Los Angeles, San Gabriel, Torrance, Rowland Heights, Monterey Park, Silver Lake, Arcadia, Cerritos, and Diamond Bar. We have one branch in Irvine, Orange County, California. We operate two branches in Ventura County, California, in Westlake Village and in Oxnard. We operate one branch in the Las Vegas, Nevada. We have two branches in Chicago, Illinois. We also have one branch in Honolulu, Hawaii, which we acquired from BOTO in January 2022.

The Company has seven branches in the New York City metropolitan area located in Manhattan, Brooklyn, and Queens. We opened our Bensonhurst branch on 86th Street in Brooklyn, New York on May 2, 2022.

Our Eastern region loan center, located at 4401 8th Avenue, Brooklyn, New York, houses our Eastern region mortgage unit, FNMA servicing, commercial lending and credit administration areas. In November 2020, we opened a new branch in Edison, New Jersey.

Our headquarters office is located at 1055 Wilshire Blvd. Suite 1200, Los Angeles, California 90017. The headquarters is in downtown Los Angeles and houses our risk management unit, including audit, compliance and BSA groups, our single-family residential mortgage group, SBA lending, commercial lending, credit administration, human resources and administrative group.

Our administrative center is located at 123 East Valley Blvd., San Gabriel, California and houses our branch administration and marketing. We plan to close the 2nd floor of our San Gabriel location at the expiration of the lease. Our operations center is located at 7025 Orangethorpe Avenue, Buena Park, California and houses the operations, IT and finance groups.

Except for our Monterey Park, California branch, our Buena Park, California operations center, our Eastern region loan center, Bensonhurst, New York branch and two branches in Chicago, all of our offices are leased. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. None of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing.

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

The Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated in accordance with FASB guidance ASC 450, “Contingencies". The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2022, the Company does not have any litigation reserves.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Global Select Market (NASDAQ) under the symbol “RBB” on July 27, 2017. Prior to that, there was no public market for our common stock.

Shareholders

As of March 29, 2023, the Company had approximately 2,885 common stock shareholders of record, and the closing price of the Company’s common stock was $15.89 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

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

Under the terms of our subordinated notes issued in November 2018 and March 2021, and the related subordinated note purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the subordinated notes. Additionally, under the terms of such notes, we are not permitted to declare or pay any dividends on our capital stock if we are not “well capitalized” for regulatory purposes immediately prior to the payment of such dividend. The terms of the debentures underlying our Trust Preferred Securities also prohibit us from paying dividends on our capital stock if we are in deferral of interest payments on those debentures.

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company's common stock from December 29, 2017 through December 31, 2022. The graph compares the Company's common stock with the Russell 2000 Index and the SNL Bank $1B-$5B Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on December 29, 2017 and reinvestment of all quarterly dividends. Measurement points are December 29, 2017 and the last trading day of each year-end through December 31, 2022. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

		Period Ending
Index	12/29/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
RBB Bancorp	100.00	65.01	79.95	59.41	103.59	84.43
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
KBW Nasdaq Regional Banking Index	100.00	82.50	102.15	93.25	127.42	118.59

Source: S&P Global Market Intelligence
© 2023

Unregistered Sales and Issuer Purchases of Equity Securities

On April 22, 2021, March 16, 2022 and June 14, 2022 the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 500,000 shares, 500,000 shares and 500,000 shares, respectively, of our common stock. As of December 31, 2022, the Company may repurchase up to 433,124 shares under the repurchase program. The Company repurchased 48,896 shares of its outstanding common stock during the fourth quarter of 2022.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2022 to October 31, 2022	48,896	$20.77	48,896	433,124
November 1, 2022 to November 30, 2022	—	$—	—	433,124
December 1, 2022 to December 31, 2022	—	$—	—	433,124
Total	48,896	$—	—	433,124

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company’s audited consolidated financial statements are based upon its audited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these audited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

  The Company has sufficient capital and does not anticipate any need for additional liquidity as of December 31, 2022, As of December 31, 2022 and based on the values of loans pledged as collateral, we had $1.1 billion and $833.6 million of additional borrowing capacity with the FHLB. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit. As of December 31, 2022, we had $92.0 million of unsecured federal funds lines. In addition, lines of credit from the Federal Reserve Discount Window were $12.0 million at December 31, 2022. We did not have any borrowings outstanding with the federal fund lines or Federal Reserve Discount Window at December 31, 2022. The Bank and the Company exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” at December 31, 2022.

Allowance for Credit Losses on Loans Held for Investment

   The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated balance sheet. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts.

   The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Any unexpected adverse changes or uncertainties to these factors that are beyond the Company’s control could result in increases in to the ACL through additional provision for credit losses.

A sensitivity analysis of our ACL was performed as of December 31, 2022. Based on this sensitivity analysis, a positive 25% change in prepayment speed would result in a $1.2 million, or 3.0%, decrease to the ACL. A negative 25% change in prepayment speed would result in a $1.7 million, or 4.0%, increase to the ACL. Additionally, a 1% increase in the unemployment rate would result in a $644,000, or 2.0%, increase to the ACL and a 1% decrease in the unemployment rate would result in a $919,000, or 2.2%, decrease to the ACL. Management reviews the results using the comparison scenario for sensitivity analysis and considered the results when evaluating the qualitative factor adjustments.

Investment Securities

Effective January 1, 2022, upon the adoption of ASU 2016-13, the Company accounts for credit losses on available for sale ("AFS") securities in accordance with ASC 326-30. Debt securities are measured at fair value and subject to impairment testing. When a debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit loss by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value change. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

 Our significant accounting policies are described in greater detail in our 2022 audited financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report, specifically in “Note 2 – Summary of Significant Accounting Policies,” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities AFS that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.

The determination of credit losses when fair value decline in available for sale security involves significant judgment.  Adverse changes in management’s assessment that concluded a credit impairment on investment security could result in an increase in impairment charges that negatively impacted our earnings.

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

The Company performs goodwill impairment test in accordance with ASC 350 “Intangibles- Goodwill and Other.”  Fair value of goodwill is based on selection and weighting of valuations methods using management assumptions not limited to discounted cash flow, diversification, market position, customer dependence, access to capital markets, financial risk, growth, and earnings trends.  Consideration of economic conditions is also an important part of the valuation process.

Changes to assumptions, to selection and weighting in the valuation methods and to economic conditions could result in goodwill impairment losses that negatively impact our earnings.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.

Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The value of deferred tax assets and liabilities are based on many factors including: estimates of the timing of reversals of temporary differences, the application of federal and state income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ from the estimates and interpretations used in determining the current and deferred income tax liabilities.

Under ASC 740, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of the Company's deferred tax assets will not be realized. The Company's policy is to evaluate the deferred tax assets on a quarterly basis and record a valuation allowance for the Company's deferred tax assets if there is not sufficient positive evidence available to demonstrate utilization of the Company's deferred tax assets.  Initial setup or an increase to deferred tax asset valuation allowance would be charged to income tax expense that would negatively impacted our earnings.

Our significant accounting policies are described in greater detail in our 2022 audited financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report, specifically in “Note 2 – Summary of Significant Accounting Policies,” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the year 2022, we reported net earnings of $64.3 million, compared with $56.9 million for the year 2021. This represented an increase of $7.4 million, or 13.0%, over the prior year. The increase in net earnings reflected a $25.2 million increase in net interest income, which was partially offset by a $7.5 million decrease in non-interest income, a $2.1 million increase in the provision for credit losses, a $5.2 million increase in non-interest expenses and a $3.0 million increase in income tax expense.

At December 31, 2022, total assets were $3.9 billion, a decrease of $309.1 million, or 7.3%, from total assets of $4.2 billion at December 31, 2021. The decrease in assets was primarily due to a $417.8 million decrease in interest bearing cash and due from banks, a $193.0 million decrease in federal funds sold and a decrease of $112.0 million in investment securities, partially offset by an increase of $405.1 million in HFI loans.

At December 31, 2022, available for sale (“AFS”) investment securities totaled $256.8 million inclusive of a pre-tax net unrealized loss of $31.3 million, compared to $368.3 million inclusive of a pre-tax net unrealized loss of $2.4 million at December 31, 2021. At December 31, 2022, held to maturity (“HTM”) investment securities totaled $5.7 million, compared to $6.3 million as of December 31, 2021.

Net loans (held for investment, net of deferred fees, discounts, and the allowance for credit losses) were $3.3 billion at December 31, 2022, compared to $2.9 billion at December 31, 2021. Net loans and leases increased $397.0 million, or 13.7%, from December 31, 2021. The increase in net loans was due to organic growth. The increase in net loans is mainly due to increases of $459.5 million in SFR mortgage loans and $64.1 million in CRE loans, partially offset by a $67.5 million decrease in C&I loans, a $26.3 million decrease in construction loans, a $14.7 million decrease in SBA loans and a $10.1 million decrease in other loans.

Total deposits were $3.0 billion at December 31, 2022, a decrease of $407.8 million, or 12.0%, compared to $3.4 billion at December 31, 2021, primarily due to a decrease of $805.0 million in non-maturity deposits, partially offset by an increase of $397.2 million of time deposits.

Noninterest-bearing deposits were $798.7 million at December 31, 2022, a decrease of $492.7 million, or 38.2%, from $1.3 billion at December 31, 2021. At December 31, 2022, noninterest-bearing deposits were 26.8% of total deposits, compared to 38.1% at December 31, 2021.

Borrowings, consisting of FHLB advances, long-term debt and subordinated debt, increased $70.8 million to $408.3 million as of December 31, 2022 compared to $337.5 million as of December 31, 2021. The Company had $70.0 million in short-term FHLB advances and $150.0 million in long-term advances at December 31, 2022, compared to no short-term FHLB advances and $150.0 million in long-term advances at December 31, 2021.

The allowance for credit losses was $41.1 million at December 31, 2022, an increase of $8.2 million or 24.8%, from $32.9 million at December 31, 2021. During 2022, there was a $6.0 million provision for credit losses excluding provision for unfunded commitments compared to $4.0 million for 2021. The Company retroactively adopted CECL to January 1, 2022. Upon adoption of CECL, the Company recorded a $2.1 million transition adjustment for the allowance for credit losses through retained earnings on January 1, 2022. The increase in the 2022 provision expense was reflective of changes in forecasts of GDP growth rates, levels of unemployment, vacancy rates, and changes in the value of commercial real estate properties in the Company's CECL model adopted and loan growth. The ACL to HFI loans outstanding was 1.23% and 1.12% as of December 31, 2022 and December 31, 2021, respectively.

Shareholders’ equity increased $17.9 million, or 3.8%, to $484.6 million as of December 31, 2022 from $466.7 million at December 31, 2021. The increase during 2022 was primarily due to $64.3 million of net income and $5.5 million from the exercise of stock options, partially offset by $10.7 million of cash dividends, a $20.0 million increase in net accumulated other comprehensive loss and $19.8 million from the repurchase of common stock. There was also a one-time $2.2 million cumulative-effect adjustment to the opening balance of retained earnings upon the adoption of the new CECL accounting standard.

Our capital ratios under the Basel III capital framework regulatory standards remain well capitalized. As of December 31, 2022, the Company’s Tier 1 leverage capital ratio was 11.67%, common equity Tier 1 ratio was 16.03%, Tier 1 risk-based capital ratio totaled 16.58%, and total risk-based capital ratio was 24.27%.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Year Ended December 31,		2022 vs. 2021 Variance		Year Ended	2021 vs. 2020 Variance
	2022	2021	Increase (Decrease)%		December 31, 2020	Increase (Decrease)%
	(Dollars in thousands, except per share data)
Interest income	$180,970	$147,063	$33,907	23.1%	$139,120	$7,943	5.7%
Interest expense	31,416	22,720	8,696	38.3%	34,365	(11,645)	(33.9)%
Net interest income	149,554	124,343	25,211	20.3%	104,755	19,588	18.7%
Provision for credit losses	4,935	3,959	976	24.7%	11,823	(7,864)	(66.5)%
Net interest income after provision for credit losses	144,619	120,384	24,235	20.1%	92,932	27,452	29.5%
Noninterest income	11,252	18,745	(7,493)	(40.0)%	14,040	4,705	33.5%
Noninterest expense	64,526	58,192	6,334	10.9%	59,513	(1,321)	(2.2)%
Income before income taxes	91,345	80,937	10,408	12.9%	47,459	33,478	70.5%
Income tax expense	27,018	24,031	2,987	12.4%	14,531	9,500	65.4%
Net income	$64,327	$56,906	$7,421	13.0%	$32,928	$23,978	72.8%

Share Data
Earnings per common share:
Basic	$3.37	$2.92	$0.45		$1.66	$1.26
Diluted (1)	3.33	2.86	0.47		1.65	1.21
Performance Ratios
Return on average assets, annualized	1.62%	1.48%	0.14%		1.03%	0.45%
Return on average shareholders’ equity, annualized	13.66%	12.71%	0.95%		7.88%	4.83%
Efficiency ratio	40.13%	40.67%	(0.54)%		50.10%	(9.43)%
Tangible common equity to tangible assets (2)	10.65%	9.47%	1.18%		10.81%	(1.34)%
Return on average tangible common equity, annualized (2)	16.26%	15.22%	1.04%		9.62%	5.60%
Tangible book value per share (2)	$21.58	$20.22	$1.36		$18.10	$2.12

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

Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2022 to December 31, 2021

Net Interest Income/Average Balance Sheet

In 2022, we generated fully-taxable equivalent net interest income of $149.7 million, an increase of $25.2 million, or 20.3%, from $124.4 million in 2021. This increase was largely due to a $121.1 million increase in the average balance of interest-earning assets, in part due to organic loan growth, and a 78 basis point increase in the average yield of interest-earning assets, partially offset by a 37 basis point increase in the cost of interest bearing liabilities. For the years ended December 31, 2022 and 2021, our reported net interest margin was 4.02% and 3.46%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios.

Interest Income. Total fully-taxable equivalent interest income was $181.1 million in 2022 compared to $147.1 million in 2021. The $33.9 million, or 23.1%, increase in total interest income was mainly due to an increase in the average balance of HFI loans of $351.3 million and an increase in the average balance of securities of $17.2 million, partially offset by a decrease of $227.9 million in the average balance of Federal funds sold, cash equivalents and other investments.

Interest and fees on total loans was $171.1 million in 2022 compared to $141.6 million in 2021. The $29.5 million, or 20.9%, increase in interest income on loans was primarily due to a $331.7 million increase in the average balance of total loans outstanding and a 41 basis point increase in the average yield on total loans. The increase in the average balance of loans outstanding was primarily due to organic growth in single-family residential mortgage loans and commercial real estate loans during 2022. The yield on the loan portfolio benefited from accretion income associated with purchase accounting discounts on loans acquired in prior acquisitions. For the years 2022 and 2021, the yield on total loans was 5.52% and 5.12%, respectively.

The table below presents the accretion income by loan type for the years 2022, 2021 and 2020:

(dollars in thousands)	2022	2021	2020
Beginning balance of discount on purchased loans	$1,726	$2,872	$5,068
Additions due to acquisitions:
Commercial and industrial	8	—	39
Commercial real estate	26	—	397
Single family residential mortgages	(52)	—	449
Total additions	$(18)	$—	$885
Accretion:
Commercial and industrial	5	(9)	—
SBA	11	11	17
Construction and land development	(1)	—	5
Commercial real estate	(32)	146	2,345
Single family residential mortgages	488	998	714
Total accretion	$471	$1,146	$3,081
Ending balance of discount on purchased loans	$1,237	$1,726	$2,872

Interest income from our securities portfolio increased $2.7 million, or 78.9%, to $6.2 million in 2022. The increase in interest income on securities was primarily due to an increased average balance of $17.2 million, or 5.3%, and a 74 basis point increase in the average yield of securities.

Interest income on our federal funds sold, cash equivalents and other investments increased $1.7 million, or 79.1%, to $3.8 million in 2022. The increase in interest income on these earning assets was primarily due to a 95 basis point increase in average yield of cash equivalents, partially offset by a $227.9 million decrease in the average balance. The decrease in the average balance resulted from utilization of these funds to fund higher yielding loans and securities.

Interest Expense. Interest expense on interest-bearing liabilities increased $8.7 million, or 38.3%, to $31.4 million in 2022 primarily due to a 37 basis point increase in the average rate on these liabilities, partially offset by a $1.2 million decrease in the average balance of interest bearing liabilities.

Our average cost of total deposits was 0.61% for 2022, compared to 0.40% for 2021. The increase was due to a 36 basis point increase in the average rate paid on interest bearing deposits.

Interest expense on total deposits increased to $18.9 million in 2022. The $6.9 million, or 58.0%, increase in interest expense on total deposits was primarily due to a 36 basis point increase in the average rate paid on total average interest bearing deposits due to higher rates paid on time deposits, partially offset by a $64.0 million decrease in the average balance of time deposits. Noninterest-bearing demand deposits decreased primarily due to the continued reduction of a single deposit relationship and the withdrawal of $451.7 million of deposits by digital currency businesses. The average balance of interest-bearing deposits decreased $59.4 million, or 2.9%, from $2.1 billion in 2021 compared to $2.0 billion in 2022 due to customers shifting their deposit balances into higher yielding alternatives available in the market.

Average Balance Sheet, Interest and Yield/Rate Analysis

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2022, 2021 and 2020. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See “Analysis of Financial Condition—Capital Resources and Liquidity Management” and Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included herein.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years 2022, 2021 and 2020. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Year Ended December 31,
	2022			2021			2020
(tax-equivalent basis, dollars in	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$276,923	$3,787	1.37%	$504,809	$2,115	0.42%	$212,594	$2,258	1.06%
Securities: (2)
Available for sale	338,437	5,973	1.76%	320,544	3,217	1.00%	175,307	2,714	1.55%
Held to maturity	5,865	208	3.55%	6,543	238	3.64%	7,665	287	3.74%
Mortgage loans held for sale	1,263	66	5.23%	20,817	670	3.22%	41,019	1,779	4.34%
Loans held for investment: (3)
Real estate	2,774,348	151,164	5.45%	2,363,846	122,204	5.17%	2,176,695	113,966	5.24%
Commercial	322,438	19,869	6.16%	381,646	18,695	4.90%	367,718	18,149	4.94%
Total loans held for investment	3,096,786	171,033	5.52%	2,745,492	140,899	5.13%	2,544,413	132,115	5.19%
Total earning assets	3,719,274	$181,067	4.87%	3,598,205	$147,139	4.09%	2,980,998	$139,153	4.67%
Noninterest-earning assets	244,894			235,267			204,617
Total assets	$3,964,168			$3,833,472			$3,185,615

Interest-bearing liabilities:
NOW deposits	$73,335	$262	0.36%	$69,211	$184	0.27%	$55,795	$201	0.36%
Money market deposits	631,094	5,114	0.81%	637,539	2,468	0.39%	449,110	3,190	0.71%
Savings deposits	144,409	185	0.13%	137,534	134	0.10%	123,568	149	0.12%
Time deposits, less than $250,000	609,464	6,583	1.08%	640,747	4,462	0.70%	715,181	11,466	1.60%
Time deposits, $250,000 and over	565,059	6,755	1.20%	597,770	4,708	0.79%	597,262	10,199	1.71%
Total interest-bearing deposits	2,023,361	18,899	0.93%	2,082,801	11,956	0.57%	1,940,916	25,205	1.30%
FHLB advances	192,438	2,872	1.49%	150,000	1,765	1.18%	129,071	1,483	1.15%
Long-term debt	173,275	8,777	5.07%	157,719	8,404	5.33%	104,210	6,990	6.71%
Subordinated debentures	14,603	868	5.94%	14,385	595	4.14%	14,228	687	4.83%
Total interest-bearing liabilities	2,403,677	31,416	1.31%	2,404,905	22,720	0.94%	2,188,425	34,365	1.57%
Noninterest-bearing liabilities
Noninterest-bearing deposits	1,050,063			938,710			564,111
Other noninterest-bearing liabilities	39,647			42,143			15,164
Total noninterest-bearing liabilities	1,089,710			980,853			579,275
Shareholders' equity	470,781			447,714			417,915
Total liabilities and shareholders' equity	$3,964,168			$3,833,472			$3,185,615
Net interest income / interest rate spreads		$149,651	3.56%		$124,419	3.15%		$104,788	3.10%
Net interest margin			4.02%			3.46%			3.52%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

The following table summarizes the extent to which changes in (1) interest rates, and (2) volume of average interest-earning assets and average interest-bearing liabilities affected by the Company’s net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into changes attributable to variations in volume and yield/rate. Changes that are not solely due to either volume or yield/rate are allocated proportionally based on the absolute value of the change related to average volume and average yield/rate.

	Year Ended December 31, 2022 Compared with Year Ended December 31, 2021			Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance
Interest-earning assets:
Federal funds sold, cash equivalents & other (1)	$(1,317)	$2,989	$1,672	$1,792	$(1,935)	$(143)
Securities: (2)
Available for sale	189	2,567	2,756	1,702	(1,199)	503
Held to maturity	(24)	(6)	(30)	(41)	(8)	(49)
Mortgage loans held for sale	(866)	262	(604)	(728)	(381)	(1,109)
Loans held for investment: (3)
Real estate	22,075	6,885	28,960	9,768	(1,530)	8,238
Commercial	(3,177)	4,351	1,174	692	(146)	546
Total loans held for investment	18,898	11,236	30,134	10,460	(1,676)	8,784
Total	$16,880	$17,048	$33,928	$13,185	$(5,199)	$7,986

Interest-bearing liabilities
NOW	$12	$66	$78	$41	$(58)	$(17)
Money market	(25)	2,671	2,646	1,038	(1,760)	(722)
Saving deposits	7	44.00	51	14	(29)	(15)
Time deposits, less than $250,000	(227)	2,348	2,121	(1,094)	(5,910)	(7,004)
Time deposits, $250,000 and over	(272)	2,319	2,047	9	(5,500)	(5,491)
Total interest-bearing deposits	(505)	7,448	6,943	8	(13,257)	(13,249)
FHLB advances	574	533	1,107	243	39	282
Long-term debt	798	(425)	373	3,063	(1,649)	1,414
Subordinated debentures	9	264	273	8	(100)	(92)
Total interest-bearing liabilities	876	7,820	8,696	3,322	(14,967)	(11,645)
Changes in net interest income	$16,004	$9,228	$25,232	$9,863	$9,768	$19,631

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans and loans held for sale. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

Provision for Credit Losses

Effective January 1, 2022, the Company adopted the provisions of ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination. As a result, the Company recorded an increase of $2.1 million to allowance for credit losses and an increase of $1.0 million to allowance for unfunded commitments. For unfunded commitments, the ACL is a liability account that is reported as reserve for unfunded commitments in our consolidated balance sheet. The Company applied the modified retrospective transition approach, and recorded a decrease of $2.2 million, net of tax, to the beginning balance of retained earnings as of January 1, 2022 for the cumulative effect adjustment. The provision for credit losses in 2022 was $4.9 million compared to $4.0 million in 2021. The increase in the 2022 provision expense was reflective of forecasts employed in the Company’s CECL model adopted as of January 1, 2022 and loan growth. Non-performing loans that were individually analyzed, with $48,000 in 2022 and $30,000 in 2021, net addition to the allowance for credit losses.

Noninterest Income

Noninterest income decreased $7.5 million, or 40.0%, to $11.3 million in 2022 from $18.7 million in 2021. The following table sets forth the major components of noninterest income for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,			2022 vs. 2021 Increase (Decrease)		2021 vs. 2020 Increase (Decrease)
(dollars in thousands)	2022	2021	2020	$	%	$	%
Noninterest income:
Service charges, fees and other	$5,118	$7,276	$4,671	$(2,158)	(29.7)%	$2,605	55.8%
Gain on sale of loans	1,895	9,991	5,997	(8,096)	(81.0)%	3,994	66.6%
Loan servicing income, net of amortization	2,209	684	2,052	1,525	223.0%	(1,368)	(66.7)%
Recoveries on loans acquired in business combinations	198	82	84	116	141.5%	(2)	(2.4)%
Unrealized (loss) gain on equity investments	—	(360)	—	360	(100.0)%	(360)	100.0%
(Loss) gain on derivatives	(247)	5	259	(252)	(5040.0)%	(254)	(98.1)%
Increase in cash surrender of life insurance	1,322	1,067	767	255	23.9%	300	39.1%
Gain on sale of securities	—	—	210	—	—	(210)	(100.0)%
Gain on sale of fixed assets	757	—	—	757	100%	—	—
Total noninterest income	$11,252	$18,745	$14,040	$(7,493)	(40.0)%	$4,705	33.5%

Service charges, fees and others. The $2.2 million decrease in noninterest income from service charges, fees and other income was primarily due to a $1.8 million CDFI RRP award received in 2021 and $447,000 decrease in analysis charges, mainly due to the reduction in wire volume and associated fees on a digital currency related client.

Gain on sale of loans. Gains on sale of loans are comprised primarily of gains on sale of SFR mortgage loans and SBA loans. Gains on sale of loans totaled $1.9 million in 2022, compared to $10.0 million in 2021. The $8.1 million or 81.0% decrease was primarily caused by a decrease of $238.8 million in loan sale volume, primarily due to the increase in interest rates, which resulted in the decreases in FNMA mortgage loan originations and loan sales.

	Year Ended December 31,			2022 vs. 2021 Increase (Decrease)		2021 vs. 2020 Increase (Decrease)
(dollars in thousands)	2022	2021	2020	$	%	$	%
Loans sold:
SBA	$12,740	$20,922	$13,733	$(8,182)	(39.1)%	$7,189	52.3%
Single family residential mortgage	46,077	276,650	184,220	(230,573)	(83.3)%	92,430	50.2%
	$58,817	$297,572	$197,953	$(238,755)	(80.2)%	$99,619	50.3%
Gain on loans sold:
SBA	$696	$2,091	$754	$(1,395)	(66.7)%	$1,337	177.3%
Single family residential mortgage	1,199	7,900	5,243	(6,701)	(84.8)%	2,657	50.7%
	$1,895	$9,991	$5,997	$(8,096)	(81.0)%	$3,994	66.6%

Loan servicing income, net of amortization. Loan servicing income, net of amortization, increased by $1.5 million to $2.2 million for 2022 compared to net servicing income of $684,000 for 2021. The increase was due to higher interest rates, which decreased the pre-payment speeds on loans serviced. We are experienced lower loan pre-payments in SFR loans due to higher mortgage rates. We experienced an increase in SBA loan servicing income due to less loan payoffs for 2022 compared to loan payoffs in 2021, though the volume of SBA loans we service is decreasing due to lower originations.

(dollars in thousands)	Year Ended December 31,			2022 vs. 2021 Increase (Decrease)		2021 vs. 2020 Increase (Decrease)
For the period	2022	2021	2020	$	%	$	%
Loan servicing income, net of amortization:
Single family residential loans serviced	$1,706	$268	$1,440	$1,438	536.6%	$(1,172)	(81.4)%
SBA loans serviced	503	416	612	87	20.9%	(196)	(32.0)%
Total	$2,209	$684	$2,052	$1,525	223.0%	$(1,368)	(66.7)%

	Year Ended December 31,			2022 vs. 2021 Increase (Decrease)		2021 vs. 2020 Increase (Decrease)
(dollars in thousands)	2022	2021	2020	$	%	$	%
As of year-end, dollars in thousands
Single family residential loans serviced	$1,127,668	$1,308,672	$1,512,969	$(181,004)	(13.8)%	$(204,297)	(13.5)%
SBA loans serviced	119,893	138,173	156,222	(18,280)	(13.2)%	(18,049)	(11.6)%
Total	$1,247,561	$1,446,845	$1,669,191	$(199,284)	(13.8)%	$(222,346)	(13.3)%

Unrealized (loss) gain on equity investments. There was no unrealized loss on equity investments for 2022, compared to $360,000 unrealized loss in 2021. The balance of the equity investments remained unchanged from December 31, 2021 to December 31, 2022.

(Loss) gain on derivatives. Loss on derivatives in 2022 was $247,000 compared to a gain of $5,000 for 2021. The loss in 2022 were caused by lower amounts of loans that were committed to be delivered to FNMA due to interest rate hikes during 2022.

Increase in cash surrender of life insurance. The income from the cash surrender value of life insurance increased $255,000 in 2022 compared to 2021. We purchased additional BOLI of $19.8 million in June 2021.

Gain on sale of fixed assets. A $757,000 gain on sale of fixed assets was recorded from the sale of a real estate asset during 2022, which was used to house staff while traveling.

Noninterest Expense

Noninterest expense increased $5.2 million, or 9.0%, to $63.4 million in 2022 from $58.2 million in 2021. The following table sets forth the major components of our noninterest expense for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,			2022 vs. 2021 Increase (Decrease)		2021 vs. 2020 Increase (Decrease)
(dollars in thousands)	2022	2021	2020	$	%	$	%
Noninterest expense:
Salaries and employee benefits	$35,488	$33,568	$33,312	$1,920	5.7%	$256	0.8%
Occupancy and equipment expenses	9,092	8,691	9,691	401	4.6%	(1,000)	(10.3)%
Data processing	5,060	4,474	4,236	586	13.1%	238	5.6%
Legal and professional	5,383	3,773	2,743	1,610	42.7%	1,030	37.6%
Office expenses	1,438	1,197	1,226	241	20.1%	(29)	(2.4)%
Marketing and business promotion	1,578	1,157	751	421	36.4%	406	54.1%
Insurance and regulatory assessments	1,850	1,561	984	289	18.5%	577	58.6%
Amortization of core deposit intangible	1,086	1,121	1,395	(35)	(3.1)%	(274)	(19.6)%
Merger expenses	61	137	746	(76)	(55.5)%	(609)	(81.6)%
Other expenses	3,490	2,513	4,429	977	38.9%	(1,916)	(43.3)%
Total noninterest expense	$64,526	$58,192	$59,513	$6,334	10.9%	$(1,321)	(2.2)%

Salaries and employee benefits expense. Salaries and employee benefits expense increased $1.9 million due to normal salary increases. The number of full-time equivalent employees was 379 at December, 31, 2022, 365 at December 31, 2021 and 366 at December 31, 2020. None of our employees are represented by a labor union, or governed by any collective bargaining agreements.

Occupancy and equipment expense. Occupancy and equipment expense increased $401,000, or 4.6%, to $9.1 million for 2022 compared to $8.7 million for 2021 due to higher expenses from a new branch in Brooklyn, New York.

Data processing expense. Data processing expense increased $586,000, or 13.1%, to $5.1 million for 2022, compared to $4.5 million for 2021 due to increases in ATM processing fees and data line expenses. As of December 31, 2022, $732,000 of this benefit remained for future use.

Legal and professional expense. Legal and professional expense increased $1.6 million in 2022 due to a previously disclosed special investigation led by the Company's board of directors.

Marketing and business promotion expense. Marketing and business promotion expense increased $421,000, due to increases in business promotion and CRA donation expenses.

Insurance and regulatory assessments. Insurance and regulatory assessments increased $289,000, or 18.5%, to $1.9 million in 2022 due to an increase in the FDIC assessment by $116,000.

Other noninterest expenses. Other expenses increased by $977,000, or 38.9%, to $3.5 million primarily due to a $331,000 increase in director restricted stock unit compensation expense, a $264,000 increase in loan servicing expense and a $417,000 reversal in mortgage servicing rights valuation that occurred in 2021.

Income Tax Expense

Income tax expense was $27.0 million in 2022 compared to $24.0 million in 2021, an increase of $3.0 million, or 12.4%. The effective tax rate for 2022 was 29.6% and 29.7% for 2021. Income tax expense included a $587,000 benefit for stock options exercised in 2022 and an $873,000 benefit in 2021. The Company amended its 2020 tax returns and 2018 California state tax return and recorded a total of $315,000 tax expense reduction in 2022.

Net Income

Net income increased $7.4 million to $64.3 million in 2022, compared to $56.9 million in 2021. The increase is primarily due to an increase in net interest income of $25.2 million, partially offset by a decrease in non-interest income of $7.5 million, a $5.2 million increase in non-interest expense, and a $2.1 million increase in the credit loss provision and a $3.0 million increase in tax expense.

Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2021 with December 31, 2020

Net Interest Income/Average Balance Sheet

In 2021, we generated fully-taxable equivalent net interest income of $124.4 million, an increase of $19.6 million, or 18.7%, from $104.8 million in 2020. This increase was largely due to a 20.7% increase in the average balance of interest-earning assets, in part due to organic loan growth, partially offset by a 6 basis point decrease in the net interest margin. For the years ended December 31, 2021 and 2020 our reported net interest margin was 3.46% and 3.52%, respectively. Our net interest margin benefits from discount accretion on our purchased loan portfolios.

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

Taxable equivalent interest income from our securities portfolio increased $454,000, or 15.1%, to $3.5 million in 2021. The increase in interest income on securities was primarily due to an increased average balance of $144.1 million, or 78.8%, partially offset by a 58 basis point decrease in the average yield of securities.

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

Provision for Credit Losses

The provision for credit losses in 2021 was $4.0 million compared to $11.8 million in 2020. The decrease in the 2021 provision expense was primarily attributable to a decrease in COVID-19 pandemic related market effects from 2020, partially offset by increases in past due loans, substandard loans and impaired loans. Non-performing loans that increased during the year were individually analyzed, with $30,000 in 2021 and $525,000 in 2020, net addition to the allowance for credit losses. The Company calculated the allowance for loan losses under ASC 310 and ASC 450 in 2021 and 2020.

Noninterest Income

Noninterest income increased $4.7 million, or 33.5%, to $18.7 million in 2021 from $14.0 million in 2020.

Service charges, fees and others. The increase in noninterest income from service charges, fees and other income was primarily from receiving a $1.8 million CDFI RRP award in 2021 and $800,000 in service charges on the additional transactional deposit accounts originated organically.

Gain on sale of loans. The gain on sale of loans increased $4.0 million due primarily to the increase in gains of $2.7 million in SFR mortgage loans sold and increase in gains of $1.3 million in SBA loans sold. Increases in gains on sale of loans were due to increases of $7.2 million on SBA loans sold and $92.4 million on mortgage loans held for sale. The increase in the mortgage loan sales was attributable to the favorable change in market conditions in the secondary market for FNMA loans.

Loan servicing income, net of amortization. Loan servicing income decreased due to increased loan pre-payments in the SFR loans serviced causing a decrease in the volume of mortgage loans we are servicing. SBA loan servicing income decreased due to a decline in SBA pre-payments.

Recoveries on loans acquired in business combinations. Recoveries on loans acquired in business combinations decreased by $2,000 to $82,000 in 2021 compared to $84,000 in 2020.

Gain on derivatives. Due to the amount of loans that were committed to be delivered to FNMA at year-end, we recorded derivatives which resulted in a gain of $46,000 in 2021 and $78,000 in 2020. In 2021 and 2020, the income from interest rate lock commitments (“IRLCs”) was ($41,000) and $182,000, respectively, and was recorded as a net to gain on derivatives. The income from forward mortgage loan sales commitments (“FMLSCs”) was $46,000 and $78,000 in 2021 and 2020, respectively, and is reported in the income statement.

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

Salaries and employee benefits expense. Salaries and employee benefits expense increased $256,000 due to normal salary increases. The number of full-time equivalent employees were 365 at December, 31, 2021, 366 at December 31, 2020 and 355 at December 31, 2019. None of our employees are represented by a labor union, or governed by any collective bargaining agreements. We consider relations with our employees to be satisfactory. On a periodic basis, the human resources department will advise senior management of the following human capital management metrics: (1) open positions, (2) overtime expense, (3) staff turnover, and (4) employee headcount.

Occupancy and equipment expense. Occupancy and equipment expense decreased $1.0 million from 2020 to 2021 mainly due to the savings from branch closures in 2020 and in early 2021.

Data processing expense. Data processing expense increased $238,000 in 2021. This increase was primarily due to upgrading our infrastructure. Effective June 2019, the Company renegotiated its data processing master agreement with its vendor, under which the Company is allowed to offset future monthly data processing expenses up to approximately $2.2 million through January 2026. As of December 31, 2021, this offset benefit amounted to $1.2 million to be recognized through January 2026.

Legal and professional expense. Legal and professional expense increased $1.0 million in 2021 due to increases in internal control audits, professional expense associated with emerging growth company status and problem loan collections.

Office expenses. Office expenses, comprised of communications, postage, armored car, and office supplies, decreased by $29,000 in 2021.

Marketing and business promotion expense. Marketing and business promotion expense increased $406,000, due to increased marketing efforts following the COVID-19 pandemic.

Insurance and regulatory assessments expense. Insurance and regulatory assessments expense increased by $577,000 to $1.6 million in 2021 compared to $984,000 in 2020. The FDIC insurance assessment was $949,000 in 2021 and $455,000 in 2020, an increase of $494,000. The California DFPI regulatory assessment increased by $20,000 from $163,000 for the year 2020 to $183,000 for year 2021. The corporate insurance expense (including directors and officers insurance and fidelity bond), was $435,000 for 2021 compared to $363,000 for 2020.

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

Merger expenses. Merger expenses were $137,000 in 2021 compared to $746,000 in 2020. The 2021 expense includes expenses relating to the acquisition of the Hawaii Branch from BOTO, while the 2020 expenses relate to the PGBH acquisition.

Other noninterest expenses. Other expenses decreased by $1.9 million from 2020, primarily due to the provision (benefit) for credit losses associated with unfunded commitments as of the balance sheet date of ($180,000) in 2021 compared to $558,000 in 2020. The off-balance sheet liabilities are letters of credit and other commitments to lend. The provision for off-balance sheet liabilities is a function of the volume of undisbursed loans and other loan commitments multiplied by a risk factor. Other expense increases included a $417,000 decrease in mortgage servicing rights valuation due to reversal of write-downs reflecting the decline in market rates of interest.

Income Tax Expense

Income tax expense was $24.0 million in 2021 compared to $14.5 million in 2020, an increase of $9.5 million, or 65.4%. The effective tax rate for 2021 was 29.7% and 30.6% for 2020. Income tax expense for 2021 included an $873,000 benefit for stock options exercised and a $26,000 benefit for 2020.

Net Income

Net income increased $24.0 million to $56.9 million in 2021, compared to $32.9 million in 2020. The increase was primarily due to an increase in net interest income of $19.6 million, an increase in non-interest income of $4.7 million, a $1.3 million decrease in non-interest expense and a $7.9 million decrease in the credit loss provision, partially offset by a $9.5 million increase in tax expense.

ANALYSIS OF FINANCIAL CONDITION

Total assets were $3.9 billion as of December 31, 2022 and $4.2 billion as of December 31, 2021. We increased our net loans held for investment by $396.9 million, which resulted from organic loan growth. Organic loan growth increased mainly in single family residential mortgages and commercial real estate loans. Our mortgage loans held for sale decreased by $6.0 million in 2022 to none. The decrease in assets was primarily due to a decrease in cash and cash equivalents. The decline in cash and cash equivalents was due to the decreases in the balances of demand deposits and money market accounts due to the continued reduction of concentration with certain deposit customers and higher yielding alternatives available in the market.

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

Our investment policy is reviewed annually by our board of directors. Overall investment goals are established by our board of directors, CEO, CFO and members of our Asset Liability Committee (“ALCO”) of our board of directors. Our board of directors has delegated the responsibility of monitoring our investment activities to our ALCO. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of our CEO and CFO. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. We also review our securities for potential other-than-temporary impairment at least quarterly.

Effective January 1, 2022, upon the adoption of ASU 2016-13, Financial Instruments - Credit Losses, debt securities available-for-sale are measured at fair value and subject to impairment testing. When an AFS debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value change. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

The following table sets forth the book value and percentage of each category of securities at December 31, 2022, 2021 and 2020. The book value for securities classified as available for sale is equal to fair market value and the book value for securities classified as held to maturity is equal to amortized cost.

	December 31, 2022		December 31, 2021		December 31, 2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value
Government agency securities	$4,495	1.7%	$5,610	1.5%	$1,294	0.6%
SBA agency securities	2,411	0.9%	3,469	0.9%	4,394	2.0%
Mortgage-backed securities: residential	38,057	14.4%	45,052	12.0%	1,498	0.7%
Mortgage-backed securities: commercial	4,871	1.9%	9,973	2.7%	16,179	7.4%
Collateralized mortgage obligations: residential	69,903	26.6%	60,216	16.1%	1,943	0.9%
Collateralized mortgage obligations: commercial	41,690	15.9%	59,295	15.8%	46,931	21.5%
Commercial paper	49,537	18.9%	129,926	34.7%	102,448	47.0%
Corporate debt securities (1)	37,012	14.1%	42,205	11.3%	34,563	15.9%
Municipal securities	8,854	3.4%	12,514	3.3%	1,617	0.7%
Total securities, available for sale, at fair value	$256,830	97.8%	$368,260	98.3%	$210,867	96.7%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$1,003	0.4%	$1,506	0.4%	$2,407	1.1%
Tax-exempt municipal securities	4,726	1.8%	4,746	1.3%	4,767	2.2%
Total securities, held to maturity, at amortized cost	5,729	2.2%	6,252	1.7%	7,174	3.3%
Total securities	$262,559	100.0%	$374,512	100.0%	$218,041	100.0%

(1)	Comprised of corporate debt securities and individual financial institution subordinated debentures

The tables below set forth investment securities AFS and HTM for the periods presented.

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,012	$—	$(517)	$4,495
SBA agency securities	2,634	—	(223)	2,411
Mortgage-backed securities: residential	44,809	—	(6,752)	38,057
Mortgage-backed securities: commercial	4,887	—	(16)	4,871
Collateralized mortgage obligations: residential	82,759	—	(12,856)	69,903
Collateralized mortgage obligations: commercial	44,591	—	(2,901)	41,690
Commercial paper	49,551	2	(16)	49,537
Corporate debt securities	41,176	1	(4,165)	37,012
Municipal securities	12,669	—	(3,815)	8,854
	$288,088	$3	$(31,261)	$256,830
Held to maturity
Municipal taxable securities	$1,003	$7	$(3)	$1,007
Municipal securities	4,726	—	(170)	4,556
	$5,729	$7	$(173)	$5,563
December 31, 2021
Available for sale
Government agency securities	$5,689	$4	$(83)	$5,610
SBA securities	3,351	118	—	3,469
Mortgage-backed securities: residential	45,557	31	(536)	45,052
Mortgage-backed securities: commercial	9,977	—	(4)	9,973
Collateralized mortgage obligations: residential	61,798	13	(1,595)	60,216
Collateralized mortgage obligations: commercial	59,579	115	(399)	59,295
Commercial paper	129,962	—	(36)	129,926
Corporate debt securities	41,999	460	(254)	42,205
Municipal securities	12,701	—	(187)	12,514
	$370,613	$741	$(3,094)	$368,260
Held to maturity
Municipal taxable securities	$1,506	$77	$—	$1,583
Municipal securities	4,746	248	—	4,994
	$6,252	$325	$—	$6,577

The weighted-average yield on the total investment portfolio at December 31, 2022 was 2.55% with a weighted-average life of 5.8 years. This compares to a weighted-average yield of 1.03% at December 31, 2021 with a weighted-average life of 3.8 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay downs.

Approximately 19.0% of the securities in the total investment portfolio at December 31, 2022, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2022, no U.S. government agency bonds are callable.

The table below shows the Company’s investment securities’ amortized cost and fair value by maturity in the following maturity groupings as of December 31, 2022. The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(dollars in thousands)	Amortized		Amortized		Amortized		Amortized		Amortized
December 31, 2022	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
Government agency securities	$—	$—	$5,012	$4,495	$—	$—	$—	$—	$5,012	$4,495
SBA securities	—	—	2,634	2,411	—	—	—	—	2,634	2,411
Mortgage-backed securities: residential	—	—	13,013	11,598	29,114	24,361	2,682	2,098	44,809	38,057
Mortgage-backed securities: commercial	—	—	4,887	4,871	—	—	—	—	4,887	4,871
Collateralized mortgage obligations: residential	—	—	20,687	19,646	62,072	50,257	—	—	82,759	69,903
Collateralized mortgage obligations: commercial	—	—	16,382	14,644	28,209	27,046	—	—	44,591	41,690
Commercial paper	49,551	49,537	—	—	—	—	—	—	49,551	49,537
Corporate debt securities	3,705	3,706	11,355	10,806	23,454	20,662	2,662	1,838	41,176	37,012
Municipal securities	—	—	—	—	—	—	12,669	8,854	12,669	8,854
Total available for sale	$53,256	$53,243	$73,970	$68,471	$142,849	$122,326	$18,013	$12,790	$288,088	$256,830

Municipal taxable securities	$501	$498	$502	$509	$—	$—	$—	$—	$1,003	$1,007
Municipal securities	—	—	—	—	1,739	1,692	2,987	2,864	4,726	4,556
Total held to maturity	$501	$498	$502	$509	$1,739	$1,692	$2,987	$2,864	$5,729	$5,563

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2022 and December 31, 2021. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the notes to the consolidated financial statements included in this Annual Report.

	Less than Twelve Months		Twelve Months or More		Total
(dollars in thousands)		Unrealized		Unrealized		Unrealized
December 31, 2022	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government sponsored agencies	$354	$(24)	$4,141	$(493)	$4,495	$(517)
SBA securities	2,411	(223)	—	—	2,411	(223)
Mortgage-backed securities: residential	5,535	(362)	32,522	(6,390)	38,057	(6,752)
Mortgage-backed securities: commercial	4,871	(16)	—	—	4,871	(16)
Collateralized mortgage obligations: residential	27,050	(1,842)	39,815	(11,014)	66,865	(12,856)
Collateralized mortgage obligations: commercial	18,741	(790)	22,949	(2,111)	41,690	(2,901)
Commercial paper	39,624	(16)	—	—	39,624	(16)
Corporate debt securities	22,977	(1,843)	10,330	(2,322)	33,307	(4,165)
Municipal securities	—	—	8,854	(3,815)	8,854	(3,815)
Total available for sale	$121,563	$(5,116)	$118,611	$(26,145)	$240,174	$(31,261)

Municipal taxable securities	$498	$(3)	$—	$—	$498	$(3)
Municipal securities	4,556	(170)	—	—	4,556	(170)
Total held to maturity	$5,054	$(173)	$—	$—	$5,054	$(173)

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2021	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government sponsored agencies	$4,860	$(83)	$—	$—	$4,860	$(83)
Mortgage-backed securities: residential	44,009	(536)	—	—	44,009	(536)
Mortgage-backed securities: commercial	—	—	9,974	(4)	9,974	(4)
Collateralized mortgage obligations: residential	59,540	(1,595)	—	—	59,540	(1,595)
Collateralized mortgage obligations: commercial	20,311	(321)	17,782	(78)	38,093	(399)
Commercial paper	129,926	(36)	—	—	129,926	(36)
Corporate debt securities	13,208	(254)	—	—	13,208	(254)
Municipal securities	11,447	(160)	1,067	(27)	12,514	(187)
Total available for sale	$283,301	$(2,985)	$28,823	$(109)	$312,124	$(3,094)

The Company did not record any charges for other-than-temporary impairment losses for the twelve months ended December 31, 2022 and 2021.

Loans

The loan portfolio is the largest category of our earning assets. At December 31, 2022, total loans held for investment, net of ACL, totaled $3.3 billion.

The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31 for the past five years:

	As of December 31,
	2022		2021		2020		2019		2018
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Loans:(1)
Commercial and industrial	$201,223	6.0%	$268,709	9.2%	$290,139	10.7%	$274,586	12.5%	$304,084	14.2%
SBA	61,411	1.8%	76,136	2.6%	97,821	3.6%	74,985	3.4%	84,500	3.9%
Construction and land development	276,876	8.3%	303,144	10.3%	186,723	6.9%	96,020	4.4%	113,235	5.3%
Commercial real estate (2)	1,312,132	39.3%	1,247,999	42.6%	1,003,637	37.1%	793,268	36.1%	758,721	35.4%
Single-family residential mortgages	1,464,108	43.9%	1,004,576	34.3%	1,124,357	41.5%	957,254	43.6%	881,249	41.1%
Other loans	20,699	0.7%	30,786	1.0%	4,089	0.2%	821	0.0%	226	0.1%
Total loans	3,336,449	100.0%	2,931,350	100.0%	2,706,766	100.0%	2,196,934	100.0%	2,142,015	100.0%
Allowance for credit losses	(41,076)		(32,912)		(29,337)		(18,816)		(17,577)
Total loans, net	$3,295,373		$2,898,438		$2,677,429		$2,178,118		$2,124,438

(1)	Net of discounts and deferred fees and costs
(2)	Includes non-farm and non-residential real estate loans, multifamily residential and 1-4 family SFR loans originated for a business purpose

Net loans held for investment increased $396.9 million, or 13.7%, to $3.3 billion at December 31, 2022 as compared to $2.9 billion at December 31, 2021. The increase in net loans resulted from organic growth in single family residential mortgages loans and commercial real estate.

Commercial and industrial loans. We provide a mix of variable and fixed rate C&I loans. The loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and for international trade financing. C&I loans include lines of credit with a maturity of one year or less, C&I term loans with maturities of five years or less, shared national credits with maturities of five years or less, mortgage warehouse lines with a maturity of one year or less, bank subordinated debentures with a maturity of 10 years and international trade discounts with a maturity of three months or less. Substantially all of our C&I loans are collateralized by business assets or by real estate.

We originate commercial and industrial lines of credit, term loans, mortgage warehouse lines and international trade discounts which totaled $201.2 million as of December 31, 2022 and $268.7 million at December 31, 2021. The interest rate on these loans are generally Wall Street Journal Prime rate based.

Our trade finance unit supplies financial needs to many of our core customers including trade financing needs for many of our commercial and industrial loan customers. The unit provides international letters of credit, SWIFT, export advice, trade finance discounts and foreign exchange. Our trade finance has a correspondent relationship with many of the largest banks in China, Taiwan, Vietnam, Hong Kong and Singapore. All of our international letters of credit, SWIFT, export advice and trade finance discounts are denominated in U.S. currency, and all foreign exchange is issued through a major bank that is also denominated in U.S. currency.

C&I loans decreased $67.5 million, or 25.1%, to $201.2 million as of December 31, 2022 compared to $268.7 million at December 31, 2021. This decrease resulted primarily from a $46.7 million decrease in commercial loans and lines of credit and a $20.9 million decrease in mortgage warehouse lines.

Commercial real estate loans. CRE loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR loans originated for a business purpose. Except for the multi-family residential loan portfolio, the interest rate for the majority of these loans are Prime based and have a maturity of five years or less except for the SFR loans originated for a business purpose which may have a maturity of one year. The interest rate for multi-family residential loans are based on the 5-year treasury, are 10 year maturity with a five year fixed rate period followed by a five year floating rate period, and have a declining prepayment penalty for the first five years. At December 31, 2022, approximately 14.5% of the CRE portfolio consisted of fixed-rate loans. In mid-2022 we decreased our policy maximum loan-to-value (“LTV”) to 70% from 75% for CRE loans originated after the effective date. The total CRE portfolio totaled $1.3 billion as of December 31, 2022 and $1.2 billion as of December 31, 2021, of which $255.2 million and $222.8 million, respectively, are secured by owner occupied properties. The multi-family residential loan portfolio totaled $643.2 million as of December 31, 2022 and $545.9 million as of December 31, 2021. The SFR loan portfolio originated for a business purpose totaled $69.3 million as of December 31, 2022 and $65.6 million as of December 31, 2021.

Construction and land development loans. Our C&D loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. These loans are typically Prime based and have maturities of less than 18 months. In mid-2022 we decreased our LTV policy limits to 70% from 75% for construction and land development loans originated after the effective date. C&D loans decreased $26.3 million or 8.7%, to $276.9 million at December 31, 2022 as compared to $303.1 million at December 31, 2021. This decrease was primarily due to decreases in residential construction loans. As of December 31, 2022 and 2021, our real estate construction loan portfolio was divided among the foregoing categories as shown in the table below.

	As of December 31, 2022		As of December 31, 2021		Increase (Decrease)
(dollars in thousands)	$	Mix %	$	Mix %	$	%
Residential construction	$166,558	60.1%	$211,850	69.9%	$(45,292)	(21.4)%
Commercial construction	77,231	27.9%	71,918	23.7%	5,313	7.4%
Land development	33,087	12.0%	19,376	6.4%	13,711	70.8%
Total construction and land development loans	$276,876	100.0%	$303,144	100.0%	$(26,268)	(8.7)%

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

We originate SBA loans through our branch staff, loan officers and through SBA brokers. In 2022, we originated $29.7 million in SBA loans, $17.8 million were SBA 7A originations and $11.9 million were SBA 504 originations.

As of December 31, 2022 our SBA portfolio totaled $61.4 million of which $6.1 million is guaranteed by the SBA and $55.3 million is unguaranteed, of which $54.1 million is secured by real estate and $1.2 million is unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral. As of December 31, 2022, $27.3 million or 49.3% is secured by hotel/motels; $4.4 million or 7.9% by gas stations; and $23.7 million or 42.8% in other real estate types. As of December 31, 2022, $34.5 million or 62.3% is located in California; $4.1 million or 7.4% is located in Texas; $4.0 million or 7.2% is located in Nevada; $3.5 million or 6.3% is located in Washington; and $9.2 million or 16.8% is located in other states.

SBA loans decreased $14.7 million, or 19.3%, to $61.4 million at December 31, 2022 compared to $76.1 million at December 31, 2021. This decrease was primarily due to SBA loan sales of $12.7 million, and $31.8 million in net loan payoffs and payments in 2022, partially offset by SBA 7A loan originations of $17.8 million and SBA 504 originations of $11.9 million.

SFR real estate loans. We originate qualified SFR mortgage loans and non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel. The qualified SFR mortgage loans, 15-year and 30-year conforming mortgages, are originated by our branch network and are sold directly to FNMA within seven days of funding.

During 2022, we originated $672.1 million of SFR mortgage loans. The loans are generally originated through our retail branch network to our customers, many of whom establish a deposit relationship with us. During 2022, we originated $386.1 million of such loans through our retail channel, and $286.0 million through our wholesale and correspondent channel. We originated $39.5 million in FNMA loans in 2022 and sold $46.1 million to FNMA. In 2022 we did not sell any non-qualified SFR mortgages due to the market environment. However, when market conditions are correct we plan to sell non-qualified SFR mortgage loans to other Asian-American banks and private investors.

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

SFR real estate loans held for investment increased $459.5 million, or 45.7%, to $1.5 billion as of December 31, 2022 as compared to $1.0 billion as of December 31, 2021. There were no loans held for sale as of December 31, 2022 compared to $6.0 million as of December 31, 2021. In addition, our SFR mortgage lending unit originates mortgage warehouse lines to our correspondents. These loans are included in our commercial and industrial lending unit and totaled $29.3 million as of December 31, 2022 and $47.2 million as of December 31, 2021.

The loan maturities in the table below are based on contractual maturities as of December 31, 2022. As is customary in the banking industry, loans that meet underwriting criteria can be renewed by mutual agreement between us and the borrower. Because we are unable to estimate the extent to which our borrowers will renew their loans, the table is based on contractual maturities. As a result, the data shown below should not be viewed as an indication of future cash flows.

(dollars in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	Over Fifteen Years	Total
Construction & land development
Fixed rate	$—	$175	$9	$—	$184
Floating rate	258,333	18,286	—	73	$276,692
Commercial & industrial
Fixed rate	$18,885	$1,618	$3	$—	$20,506
Floating rate	91,209	80,263	9,245	—	$180,717
Commercial real estate
Fixed rate	$20,266	$163,472	$6,456	$—	$190,194
Floating rate	146,188	110,547	592,165	273,038	$1,121,938
SBA
Fixed rate	$—	$236	$6,434	$—	$6,670
Floating rate	4,219	2,613	11,965	35,944	$54,741
SFR mortgage
Fixed rate	$130	$4,823	$11,815	$1,444,342	$1,461,110
Floating rate	—	1,760	904	334	$2,998
Other
Fixed rate	$201	$11,417	$9,065	$—	$20,683
Floating rate	16	—	—	—	$16
Total loans	$539,447	$395,210	$648,061	$1,753,731	$3,336,449

Fixed rate	$39,482	$181,741	$33,782	$1,444,342	$1,699,347
Floating rate	499,965	213,469	614,279	309,389	1,637,102
Total loans	$539,447	$395,210	$648,061	$1,753,731	$3,336,449
Allowance for credit losses					$(41,076)
Net loans					$3,295,373

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

Analysis of the ACL. The following table allocates the ACL, or the allowance, by category:

	As of December 31,
	2022		2021		2020		2019		2018
(dollars in thousands)	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Loans:
Commercial and industrial	$1,804	0.90%	$2,813	1.05%	$3,690	1.27%	$2,736	1.00%	$3,112	1.02%
SBA	621	1.01%	980	1.29%	927	0.95%	852	1.14%	1,027	1.22%
Construction and land development	2,638	0.95%	4,150	1.37%	2,473	1.32%	1,268	1.32%	1,500	1.32%
Commercial real estate (2)	17,657	1.35%	16,603	1.33%	13,718	1.37%	7,668	0.97%	6,449	0.85%
Single family residential mortgages	17,640	1.20%	7,839	0.78%	8,486	0.75%	6,182	0.65%	5,489	0.62%
Other	716	3.46%	527	1.71%	43	1.05%	9	1.10%	—	—
Unallocated	—	—	—	—	—	—	101	—	—	—
Allowance for credit losses	$41,076	1.23%	$32,912	1.12%	$29,337	1.08%	$18,816	0.86%	$17,577	0.82%

(1)	Represents the percentage of the allowance to total loans in the respective category.
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and SFR loans originated for a business purpose.

Allowance for credit losses.

The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated balance sheet. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company has elected to utilize a discounted cash flow (“DCF”) approach for all segments except consumer loans and warehouse mortgage loans, for these a remaining life approach was elected.

The Company’s discounted cash flow methodology incorporates a probability of default, loss given default and exposure at default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. The use of reasonable and supportable forecasts requires significant judgment, such as selecting unemployment forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management estimates the allowance balance required using past loan loss experience from peers with similar portfolio sizes and geographic locations to the Company, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The Company’s CECL methodology utilizes a four-quarter reasonable and supportable forecast period, and a four-quarter reversion period. The Company is using the Federal Open Market Committee to obtain forecasts for the unemployment rate, while reverting to a long-run average of each considered economic factor.

The Company uses both internal and external qualitative factors within the CECL model: lending policies, procedures, and strategies; changes in nature and volume of the portfolio; credit & lending personnel experience; changes in volume and trends in classified loans, delinquencies, and nonaccrual; concentration risk; collateral values; regulatory and business environment; loan review results; and economic conditions.

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.00% and 0.01% for the twelve months ended December 31, 2022 and 2021, respectively

The ACL was $41.1 million at December 31, 2022 compared to $32.9 million at December 31, 2021. The $8.2 million increase in 2022 was primarily due to $2.1 million increase in the allowance from the adoption of ASU 2016-13 on January 1, 2022, net recoveries of $2,000 and a provision for credit losses of $6.0 million, excluding the provision for unfunded commitments.

Prior to the Company's adoption of ASC 326 on January 1, 2022, the Company maintained an allowance for loan losses (“ALLL”) in accordance with ASC 450, Contingencies and ASC 310, Receivables. The allowance for loan losses was a valuation allowance for probable incurred credit losses. Loan losses were charged against the allowance when management believed the uncollectibility of a loan balance was confirmed. Subsequent recoveries, if any, were credited to the allowance. Management estimated the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

The following table provides an analysis of the ACL, provision for credit losses and net charge-offs for the years 2018 to 2022:

	Year Ended December 31,
(dollars in thousands)	2022	2021(1)	2020(1)	2019(1)	2018(1)
Balance, beginning of period	$32,912	$29,337	$18,816	$17,577	$13,773
ASU 2016-13 transition adjustment	2,135	—	—	—	—
Adjusted beginning balance	$35,047	$29,337	$18,816	$17,577	$13,773
Charge-offs:
Commercial and industrial	(5)	(500)	(200)	—	—
SBA	(14)	(1)	(973)	(1,093)	—
Commercial real estate	—	(67)	(85)	(166)	(701)
Other	(237)	(59)	(45)	—	—
Total charge-offs	(256)	(627)	(1,303)	(1,259)	(701)
Recoveries:
Commercial and industrial	2	1	—	—	36
SBA	227	95	1	108	—
Commercial real estate	—	61	—	—	—
Other	29	86	—	—	—
Total recoveries	258	243	1	108	36
Net (charge-offs)/recoveries	2	(384)	(1,302)	(1,151)	(665)
Provision for credit losses	6,027	3,959	11,823	2,390	4,469
Balance, end of period	$41,076	$32,912	$29,337	$18,816	$17,577

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$1,203	$1,383	$826	$688	$282
Impact of ASU 2016-13 adoption	1,045	—	—	—	—
Adjusted beginning balance	$2,248	$1,383	$826	$688	$282
(Reversal)/provision for credit losses	(1,091)	(180)	557	138	406
Balance at the end of period	$1,157	$1,203	$1,383	$826	$688

Total HFI loans at end of period	3,336,449	2,931,350	2,706,766	2,196,934	2,142,015
Average HFI loans	3,096,786	2,745,492	2,544,413	2,112,933	1,456,480
Net charge-offs to average HFI loans	0.00%	0.01%	0.05%	0.05%	0.05%
Allowance for credit losses to total loans	1.23%	1.12%	1.08%	0.86%	0.82%
(1)	Reserve was under the Allowance for Loan Loss (ALLL) method in accordance with ASC 450 and ASC 310

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

In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a modified loan. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms.

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

	As of December 31,
(dollars in thousands)	2022	2021	2020	2019	2018
Accruing troubled debt restructured loans:
Commercial and industrial	$306	$410	$502	$—	$—
SBA	—	—	34	45	58
Construction and land development	—	—	—	264	276
Commercial real estate	894	1,328	1,434	1,472	2,033
Total accruing troubled debt restructured loans	1,200	1,738	1,970	1,781	2,367
Non-accrual loans:
Commercial and industrial	713	3,712	1,661	—	—
SBA	2,245	6,263	6,828	9,378	914
Construction and land development	141	149	173	—	—
Commercial real estate	13,189	4,672	1,193	725	—
Single-family residential mortgages	5,936	4,191	7,714	1,334	—
Other	99	—	15	—	—
Total non-accrual loans	22,323	18,987	17,584	11,437	914
Total non-performing loans (1)	23,523	20,725	19,554	13,218	3,281
OREO	577	293	293	293	1,101
Nonperforming assets (1)	$24,100	$21,018	$19,847	$13,511	$4,382
Nonperforming loans to total loans (1)	0.71%	0.71%	0.72%	0.60%	0.15%
Nonperforming assets to total assets (1)	0.61%	0.50%	0.59%	0.48%	0.15%

(1)

2022 nonperforming loans, nonperforming assets, nonperforming loans to total loans and nonperforming assets to total assets were updated from the amounts reported in the fourth quarter earnings release published on January 23, 2023

The $2.8 million increase in nonperforming loans at December 31, 2022 was primarily due to two commercial real estate loans of $12.3 million, eight SFR loans of $6.3 million, three SBA loan of $1.4 million, five C&I loans of $1.2 million, one CRE loan of $290,000 and fifteen other consumers loans of $129,000 that migrated into non-accrual status during 2022. Offsetting the increases were non-accrual and accruing modified loan payoffs or paydowns of $17.4 million and loans that migrated to accruing status of $1.4 million. Additionally, there was $181,000 in net loan recoveries of non-accrual loans that had been previously charged off.

Our 30-89 day delinquent loans, excluding non-accrual loans, decreased to $15.2 million as of December 31, 2022, compared to $17.6 million at December 31, 2021. From December 31, 2021 to December 31, 2022, the decrease in past due loans (excluding non-accrual loans) resulted from decreases of $1.6 million in C&I loans, $1.6 million in SBA loans, $1.1 million in commercial real estate loans, partially offset by a $1.7 million increase in SFR mortgage loans and a $167,000 increase in other loans.

We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2022 and December 31, 2021 while the loans were in nonaccrual status. We recognized interest income on modified loans of $143,000 and $159,000 during the years ended December 31, 2022 and December 31, 2021, respectively.

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

Cash and Cash Equivalents. Cash and cash equivalents decreased $610.8 million, or 88.0%, to $83.5 million as of December 31, 2022 as compared to $694.4 million at December 31, 2021. This decrease was primarily due to $444.5 million used in financing activities and $260.2 million used in investing activities, partially offset by $93.8 million provided by cash from operating activities.

The Federal Reserve announced the reduction of the reserve requirement ratio to zero percent across all deposit tiers, effective March 26, 2020. Depository institutions that were required to maintain deposits in a Federal Reserve Bank account to satisfy reserve requirements are no longer be required to do so and can use the additional liquidity to lend to individuals and businesses.

Goodwill and Other Intangible Assets. Goodwill was $71.5 million at December 31, 2022 and $69.2 million at December 31, 2021. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill in the amount of $2.3 million was recognized in conjunction with the acquisition of the Hawaii Branch from BOTO. Our other intangible assets, which consist of core deposit intangibles, were $3.7 million and $4.1 million at December 31, 2022 and December 31, 2021. These core deposit intangible assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 3 to 10 years.

Liabilities. Total liabilities decreased $327.0 million to $3.4 billion, or 8.7%, at December 31, 2022 from $3.8 billion at December 31, 2021, primarily due to a $407.8 million decrease in deposits, partially offset by a $70.0 million increase in short-term FHLB advances.

Deposits. As an Asian-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2022, the Bank considers $2.24 billion or 75.2% of our deposits as adjusted core relationships. As of December 31, 2022, our top ten deposit relationships totaled $411.4 million, of which two are related to directors and large shareholders of the Company for a total of $74.3 million or 2.5% of our top ten deposit relationships. As of December 31, 2022, our directors and shareholders with deposits over $250,000 totaled $58.0 million or 2.8% of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates at December 31, 2022, 2021 and 2020:

	For the Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$1,050,063	—	$938,710	—	$564,111	—
Interest-bearing:
NOW	73,335	0.36%	69,211	0.27%	55,794	0.36%
Money market	631,094	0.81%	637,539	0.39%	449,111	0.71%
Savings	144,409	0.13%	137,534	0.10%	123,568	0.12%
Time, less than $250,000	609,464	1.08%	640,747	0.70%	715,181	1.60%
Time, $250,000 and over	565,059	1.20%	597,770	0.79%	597,262	1.71%
Total interest-bearing	2,023,361	0.93%	2,082,801	0.57%	1,940,916	1.30%
Total deposits	$3,073,424	0.61%	$3,021,511	0.40%	$2,505,027	1.01%

The following table sets forth the maturity of non-core time deposits as of December 31, 2022:

	Maturity Within:
(dollars in thousands)	Three Months	After Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$103,461	$161,749	$465,912	$3,612	$734,734
Wholesale deposits (1)	896	495	3,694	2,040	7,125
Time, brokered	254,970	—	—	—	254,970
Total	$359,327	$162,244	$469,606	$5,652	$996,829

(1)	Wholesale deposits are defined as time deposits under $250,000 originated through via internet rate line and/or through other deposit originators.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(dollars in thousands)	For the Year Ended December 31,
	2022	2021
Uninsured deposits	$1,212,517	$1,823,410

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $581.2 million at December 31, 2022. The following table sets forth the maturity distribution of time deposits in amounts of more than $250,000 as of December 31, 2022.

(dollars in thousands)	December 31, 2022
3 months or less	$57,303
Over 3 months through 6 months	144,364
Over 6 months through 12 months	353,316
Over 12 months	26,186
Total	$581,169

We acquired wholesale deposits from the internet and outside deposits originators as needed to supplement liquidity. These time deposits are primarily under $250,000 and we do not consider them core deposits. The total amount of such deposits as of December 31, 2022 was $7.1 million or 0.2% of total deposits. The balance of such deposits as of December 31, 2021 were $70.1 million or 2.1% of total deposits.

Total deposits decreased $407.8 million to $3.0 billion at December 31, 2022 as compared to $3.4 billion at December 31, 2021. The decrease was expected and mainly due to managing large deposit concentration limits and customers moving such funds out of the Bank and into other higher yielding investments. During 2022 noninterest-bearing deposits decreased by $492.7 million due to the continued reduction of a single deposit relationship and the withdrawal of $451.7 million of deposits by digital currency businesses and interest-bearing non-maturity deposits decreased by $312.3 million due to the Bank's customers pursuing higher rates offered by the Bank's time deposits, and time deposits increased by $397.2 million. As of December 31, 2022, total deposits were comprised of 26.8% noninterest-bearing demand accounts, 20.7% interest-bearing non-maturity deposit accounts and 52.5% of time deposits.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. We had $70.0 million and no FHLB short-term advances at December 31, 2022 and at December 31, 2021, respectively. The Company secured these short-term FHLB advances in order to maintain its liquidity to meet its funding needs due to reduced concentration of certain deposit customers and other deposit outflows. In the first quarter of 2020, the Company obtained $150.0 million in long-term FHLB advances. The term is five years, maturing by March 2025. The average fixed interest rate is 1.18%. The Company secured this funding in case there was a liquidity issue caused by the COVID-19 pandemic and to obtain an attractive interest rate. The following table sets forth information on our total FHLB advances during the periods presented:

	Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Outstanding at period-end	$220,000	$150,000	$150,000
Average amount outstanding	192,438	150,000	129,071
Maximum amount outstanding at any month-end	270,000	150,000	190,000
Weighted average interest rate:
During period	1.49%	1.18%	1.15%
End of period	2.28%	1.18%	1.18%

Long-Term Debt. Long-term debt consists of subordinated notes. As of December 31, 2022 the amount of subordinated notes outstanding was $173.6 million as compared to $173.0 million at December 31, 2021.

In March and April 2016, we issued an aggregate of $50.0 million of subordinated notes for net proceeds of $49.4 million. The subordinated notes have a maturity date of April 1, 2026 at a fixed rate of 6.5% for the first five years and a floating rate based on the three-month LIBOR plus 516 basis points thereafter. The Company redeemed these subordinated notes on March 31, 2021. The redemption price for the subordinated notes was equal to 100% of principal amount of the notes redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date of March 31, 2021.

In November 2018, the Company issued $55.0 million in fixed-to-floating rate subordinated notes due December 1, 2028. The Notes bear a fixed rate of 6.18% for the first five years and will reset quarterly thereafter to the then-current three-month LIBOR rate plus 315 basis points. The subordinated notes were assigned an investment grade rating of BBB by the Kroll Bond Rating Agency, Inc. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt.

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

In March 2021, the Company issued $120 million of 4.00% fixed to floating rate subordinated notes due April 1, 2031. The interest rate is fixed through April 1, 2026 and floats at three month SOFR plus 329 basis points thereafter. The Company can redeem these subordinated notes beginning April 1, 2026. The subordinated notes are considered Tier 2 capital at the Company.

The Company used the net proceeds from these subordinated debt offerings for general corporate purposes, including providing capital to the Bank and maintaining adequate liquidity at Bancorp. The subordinated notes qualified as Tier 2 capital for Bancorp for regulatory purposes and the portion that Bancorp contributed to the Bank qualified as Tier 1 capital for the Bank.

Subordinated Debentures. Subordinated debentures consist of subordinated debentures issued in connection with trust preferred securities. As of December 31, 2022 and December 31, 2021, the amount outstanding was $14.7 million and $14.5 million, respectively. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt. These subordinated debentures consist of the following:

In 2016, Bancorp acquired $5.2 million of subordinated debentures as part of the TFC acquisition (TFC Trust) and recorded them at fair value of $3.3 million. The fair value adjustment is being accreted over the remaining life of the securities. These debentures mature on March 15, 2037 and have a variable rate of interest equal to the three-month LIBOR plus 1.65%. The rate at December 31, 2022 was 6.42% and 1.85% at December 31, 2021.

In October 2018, the Company, through the acquisition of FAIC, acquired the FAIC Trust. The FAIC Trust issued thirty-year fixed-to-floating rate capital securities with an aggregate liquidation amount of $7,000,000 to an independent investor, and all of its common securities, amounting to $217,000, financed by the issuance of $7.2 million of debentures. There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at December 31, 2022 was 7.02% and 2.45% at December 31, 2021.

In January 2020, the Company, through the acquisition of PGBH, acquired PGBH Trust, a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at December 31, 2022 was 6.87% and 2.30% at December 31, 2021.

In March 2021, the United Kingdom’s Financial Conduct Authority and Intercontinental Exchange Benchmark Administration announced that the one-week and two-month USD LIBOR settings and non-USD LIBOR settings would cease to be published after December 31, 2021. The publication of the overnight, one-, three-, six- and 12-month USD LIBOR settings has been extended through June 30, 2023. On December 16, 2022, the Federal Reserve adopted a final rule that implements the LIBOR Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. For these subordinated notes and debentures, there are provisions for amendments to establish a new interest rate benchmark. After the LIBOR replacement date June 30, 2023, the Company will adopt SOFR with relevant spread adjustment as the alternative reference rate to replace LIBOR with respect to the Company’s subordinated notes and subordinated debentures.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on AFS investment securities.

Shareholders’ equity increased $17.9 million, or 3.8%, to $484.6 million as of December 31, 2022 from $466.7 million at December 31, 2021. The increase during 2022 was primarily due to $64.3 million of net income and $5.5 million from the exercise of stock options, less $10.7 million of common dividends paid, a $20.0 million decrease in net accumulated other comprehensive income and $19.8 million from the repurchase of common stock. There was also a $2.2 million cumulative-effect adjustment to the opening balance of retained earnings upon the adoption of the new CECL accounting standard.

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

As of December 31, 2022 and December 31, 2021, we had $92.0 million for both years of unsecured federal funds lines, with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window at December 31, 2022 and December 31, 2021 were $12.0 million and $22.3 million, respectively. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $16.8 million and $33.2 million as of December 31, 2022 and December 31, 2021, respectively. We did not have any borrowings outstanding with the Federal Reserve at December 31, 2022 and December 31, 2021 and our borrowing capacity is limited only by eligible collateral.

At December 31, 2022 and 2021, there were $150.0 million in FHLB long-term advances outstanding. At December 31, 2022 we had $70.0 million FHLB short-term advances outstanding and zero outstanding at December 31, 2021. Based on the values of loans pledged as collateral, we had $1.1 billion and $833.6 million of additional borrowing capacity with the FHLB as of December 31, 2022 and December 31, 2021, respectively. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit.

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

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to us and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as our and the Bank’s capital ratios as of December 31, 2022 and December 31, 2021. The Bank exceeded all regulatory capital requirements under Basel III and was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at December 31, 2022	Ratio at December 31, 2021	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	11.67%	10.21%	4.00%	4.00%	5.00%
Bank	14.89%	12.45%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio (1)
Consolidated	16.03%	14.86%	4.50%	7.00%	6.50%
Bank	21.14%	18.80%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	16.58%	15.40%	6.00%	8.50%	8.00%
Bank	21.14%	18.80%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	24.27%	23.15%	8.00%	10.50%	10.00%
Bank	22.40%	20.05%	8.00%	10.50%	10.00%

(1)	The common equity tier 1 risk-based ratio, or CET1, is a ratio created by the Basel III regulations beginning January 1, 2015.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at December 31, 2022:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,414,080	$—	$—	$—	$1,414,080
Time deposits	1,540,582	21,780	1,241	—	1,563,603
FHLB advances	70,000	150,000	—	—	220,000
Long-term debt	—	—	—	173,585	173,585
Subordinated debentures	—	—	—	14,720	14,720
Leases	4,469	7,450	7,356	9,410	28,685
Total contractual obligations	$3,029,131	$179,230	$8,597	$197,715	$3,414,673

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

Non-GAAP Financial Measures

Some of the financial measures included in this Annual Report are not measures of financial performance recognized by GAAP. These non-GAAP financial measures include “tangible common equity to tangible assets”, “tangible book value per share”, “return on average tangible common equity”, “adjusted earnings”, “adjusted diluted earnings per share”, “adjusted return on average assets”, and “adjusted return on average tangible common equity”. Our management uses these non-GAAP financial measures in its analysis of our performance.

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

(dollars in thousands)	December 31, 2022	December 31, 2021
Tangible common equity:
Total shareholders' equity	$484,563	$466,683
Adjustments
Goodwill	(71,498)	(69,243)
Core deposit intangible	(3,718)	(4,075)
Tangible common equity	$409,347	$393,365
Tangible assets:
Total assets-GAAP	$3,919,058	$4,228,194
Adjustments
Goodwill	(71,498)	(69,243)
Core deposit intangible	(3,718)	(4,075)
Tangible assets:	$3,843,842	$4,154,876
Common shares outstanding	18,965,776	19,455,544
Common equity to assets ratio	12.36%	11.04%
Book value per share	$25.55	$23.99
Tangible common equity to tangible assets ratio	10.65%	9.47%
Tangible book value per share	$21.58	$20.22

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

	For the year
(dollars in thousands)	2022	2021	2020
Net income available to common shareholders	$64,327	$56,906	$32,928
Average shareholders' equity	470,781	447,714	417,915
Adjustments:
Goodwill	(70,948)	(69,243)	(69,863)
Core deposit intangible	(4,131)	(4,657)	(5,806)
Adjusted average tangible common equity	$395,702	$373,814	$342,246
Return on average tangible common equity	16.26%	15.22%	9.62%

Regulatory Reporting to Financial Statements

Some of the financial measures included in this Annual Report differ from those reported on the FRB Y-9C report. These financial measures include “core deposits to total deposits” and “net non-core funding dependency ratio.” Our management uses these financial measures in its analysis of our performance.

Adjusted Core Deposits and Non-core Funding Dependency. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet service. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. The following table reconciles the adjusted core deposit to total deposits and the adjusted net non-core dependency ratio.

	As of
(dollars in thousands)	December 31, 2022	December 31, 2021

Adjusted core deposit to total deposit ratio:
Core deposits: demand and savings deposits of any amount plus time deposits less than $250,000	$2,251,449	$2,807,033
Adjustments:
CDs > $250,000 considered core deposits (1)	373,694	317,501
Less brokered deposits considered non-core	(254,970)	(2,398)
Less internet and outside deposit originated time deposits < $250,000 considered non-core	(7,880)	(70,303)
Less other deposits not considered core (2)	(122,865)	(90,116)
Total adjustments	(12,021)	154,684
Adjusted core deposits	2,239,428	2,961,717
Total deposits	$2,977,683	$3,385,532
Adjusted core deposits to total deposits ratio	75.21%	87.48%
Non-core deposits: Time deposits greater than $250,000	$726,234	578,499
Less total adjustments	12,021	(154,684)
Total adjusted non-core deposits	738,255	423,815
Short term borrowing outstanding	70,000	—
Adjusted non-core liabilities (A)	808,255	423,815
Short term assets(3)	137,303	837,941
Adjustment to short term assets:
Purchased receivables with maturities less than 90-days	—	—
Adjusted short term assets (B)	137,303	837,941
Net non-core funding (A-B)	$670,952	$(414,126)
Total earning assets	3,668,447	3,988,715
Net non-core funding dependency ratio	17.96%	-6.50%
Adjusted net non-core funding dependency ratio	18.29%	-10.38%

(1)	Comprised of time deposits to core customers over $250,000 as defined in the lead-in to the table above.
(2)	Comprised of demand and savings deposits in relationships over $250,000, which are considered non-core deposits because they do not satisfy the definition of core deposits set forth in the lead-in to the table above.
(3)	Short term assets include cash equivalents and investment with maturities less than one year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk. Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified three primary sources of market risk: interest rate risk price risk and basis risk.

Interest Rate Risk

Overview. Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and SOFR (basis risk).

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
December 31, 2022
Dollar change	$5,538	$3,462	$5,745	$11,545
Percent change	4.06%	2.54%	4.21%	8.46%
December 31, 2021
Dollar change	$(685)	$135	$13,590	$27,947
Percent change	(0.53%)	0.10%	10.44%	21.46%

We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models gradual −200, −100, +100 and +200 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

The NII at Risk reported at December 31, 2022, projects that our earnings are expected to be asset sensitive to changes in interest rates over the next year. In recent periods, the amount of floating rate assets increased resulting in a position shift from neutral to asset sensitive.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
December 31, 2022
Dollar change	(30,544)	(3,801)	(22,540)	(47,643)
Percent change	(4.75)%	(0.59)%	(3.51)%	(7.41)%
December 31, 2021
Dollar change	(140,235)	(97,523)	31,226	56,888
Percent change	(24.61%)	(17.12%)	5.48%	9.98%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate −200, −100, +100 and +200 basis point parallel shifts in market interest rates.

We are within board policy limits for all rate scenarios. The EVE reported at December 31, 2022 projects that as interest rates increase immediately, the EVE position will be expected to increase, and if interest rates were to decrease immediately, the EVE position will be expected to decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of

RBB Bancorp

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of RBB Bancorp (the "Company") as of December 31, 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 7, 2023 expressed an adverse opinion.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company changed its method for accounting for credit losses effective January 1, 2022, due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method provided in Accounting Standards Update No. 2016-13 such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. See critical audit matter below.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans

As described in Notes 2 and 5 to the consolidated financial statements, the Company adopted ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, effective January 1, 2022, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination. Due to the adoption of Current Expected Credit Losses (CECL), the Company recorded a $2.1 million transition adjustment for the allowance for credit losses (ACL) through retained earnings on January 1, 2022. As of December 31, 2022, the Company had gross loan portfolio of $3.34 billion and a related allowance for credit losses on loans of $41.08 million.

The Company’s discounted cash flow methodology incorporates a probability of default, loss given default and exposure at default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management estimates the allowance balance required using past loan loss experience from peers with similar portfolio sizes and geographic locations to the Company, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The Company’s CECL methodology utilizes a four-quarter reasonable and supportable forecast period, and a four-quarter reversion period. The Company is using the Federal Open Market Committee to obtain forecasts for the unemployment rate, while reverting to a long-run average of each considered economic factor.

Within the CECL model, the Company uses both internal and external qualitative factors including lending policies, procedures, and strategies; changes in nature and volume of the portfolio; credit and lending personnel experience; changes in volume and trends in classified loans, delinquencies, and nonaccrual; concentration risk; collateral values; regulatory and business environment; loan review results; and economic conditions.

We identified auditing the Company’s implementation of Current Expected Credit Losses to be a critical audit matter, particularly as it pertains to auditing the impact of the adoption to the qualitative factors and the assumptions used to develop quantitative factors, as the matter involved significant audit effort and especially subjective auditor judgment.

The primary procedures performed to address the critical audit matter included:

●

Evaluating and testing management’s methodology and conceptual soundness of the DCF model, including the use of valuation specialists to assist with evaluating the model used in forecasting future economic conditions and testing of inputs into the model;

●	Evaluating the reasonableness of management’s judgments over the application of reasonable and supportable forecasts, determination of the forecast period and reversion periods,
●

Testing the completeness and accuracy of internally derived data and evaluating the relevance and reliability of internal and external data used to inform management’s judgments related to the forecast and reversion periods;

●	Evaluating the subjective assumptions within the quantitative discounted cash flow calculation;
●	Evaluating the reasonableness of management’s judgments over selection of qualitative adjustments,
●

Testing the completeness and accuracy of internally derived data, and evaluating the relevance and reliability of external data used to inform management’s judgments related to the qualitative adjustments; and

●	Evaluating the procedures and results of the Company’s third-party model validation, as well as management’s responses to results.

Completeness of Related Party Transactions

As described in Note 15 to the consolidated financial statements, the Company has loans, outstanding loan commitments and deposit relationships with principal officers, directors and their affiliates.

The principal consideration for our determination that auditing the completeness of related party transactions is a critical audit matter is the nature and extent of audit procedures related to a) the identification of related parties and affiliates and b) the completeness and accuracy of disclosures of transactions with related parties and affiliates, due to the material weakness in internal controls over related party transactions.

The primary procedures performed to address the critical audit matter included:

●	Obtaining an understanding of the terms and the business purpose of transactions with related parties and affiliates;
●	Evaluating the completeness and accuracy of the identification of related parties and affiliates by management;
●	Testing the completeness and accuracy of disclosed transactions with related parties and affiliates; and
●	Evaluating the reasonableness of management's judgements on whether affiliates meet the definition of immediate family under accounting principles generally accepted in the United States of America.

/s/ Crowe LLP

We have served as the Company's auditor since 2022.

Los Angeles, California

April 7, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of

RBB Bancorp

Los Angeles, California

Opinion on Internal Control over Financial Reporting

We have audited RBB Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, because of the effects of the material weaknesses discussed in the following paragraph, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management's report.

●	Material weakness in controls over the review, analysis, and approval of related party transactions and relied on the completeness and accuracy of director and officer questionnaires.
●

Material weakness in controls over segregation of duties with respect to the review, posting and approval of journal entries and accounts payable transactions and maintaining effective IT access controls around the related system.

●

Material weakness in controls over the review of various assumptions and judgements within the CECL. This includes subjective assumptions within the quantitative discounted cash flow calculation and subjective judgments related to qualitative factors and maintaining effective IT access controls around the related system.

●

Material weakness in the Company’s control environment. Specifically, the Company failed to demonstrate a commitment to attract, develop, and retain competent individuals in the area of internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of RBB Bancorp (the "Company") as of December 31, 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the "financial statements") and our report dated April 7, 2023 expressed an unqualified opinion.  We considered the material weaknesses identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2022 financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.

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

/s/ Crowe LLP

Los Angeles, California

April 7, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

RBB Bancorp and Subsidiaries

Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of RBB Bancorp and Subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of RBB Bancorp and Subsidiaries as of December 31, 2021, and the results of their operations and cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 and Note 14 to the financial statements, the Company has adopted the provisions of FASB Accounting Standards Codification Topic 842, Leases, as of January 1, 2021 using the modified retrospective approach with an adjustment at the beginning of the adoption period. Our opinion is not modified with respect to this matter.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s financial statements. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We served as the Company’s auditor since 2019. Vavrinek, Trine, Day & Co., LLP, who joined Eide Bailly LLP in 2019, had served as the Company’s auditor since 2008.

Laguna Hills, California

April 7, 2023

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands, except for share data)

	2022	2021
Assets
Cash and due from banks	$83,548	$501,372
Federal funds sold and other cash equivalents	—	193,000
Cash and cash equivalents	83,548	694,372
Interest-earning deposits in other financial institutions	600	600
Securities:
Available for sale	256,830	368,260
Held to maturity (fair value of $5,563 and $6,577 at December 31, 2022 and December 31, 2021, respectively)	5,729	6,252
Mortgage loans held for sale	—	5,957
Loans held for investment:
Real estate	3,053,864	2,560,465
Commercial and other	283,106	375,684
Total loans	3,336,970	2,936,149
Unaccreted discount on acquired loans	(1,238)	(1,727)
Deferred loan fees, net	717	(3,072)
Total loans, net of deferred loan fees and unaccreted discounts on acquired loans	3,336,449	2,931,350
Allowance for credit losses	(41,076)	(32,912)
Net loans	3,295,373	2,898,438

Premises and equipment, net	27,009	27,199
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Net deferred tax assets	16,977	4,855
Income tax receivable	—	477
Cash surrender value of bank owned life insurance (BOLI)	57,310	55,988
Goodwill	71,498	69,243
Servicing assets	9,521	11,517
Core deposit intangibles	3,718	4,075
Right-of-use assets- operating leases	25,447	22,454
Accrued interest and other assets	50,498	43,507
Total assets	$3,919,058	$4,228,194

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands, except for share data)

	2022	2021
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$798,741	$1,291,484
Savings, NOW and money market accounts	615,339	927,609
Time deposits $250,000 and under	837,369	587,940
Time deposits over $250,000	726,234	578,499
Total deposits	2,977,683	3,385,532

Reserve for unfunded commitments	1,157	1,203
FHLB advances	220,000	150,000
Long-term debt (net of unamortized debt issuance costs of $1,415 and $1,993 at December 31, 2022 and December 31, 2021, respectively)	173,585	173,007
Subordinated debentures	14,720	14,502
Lease liabilities - operating leases	26,523	23,282
Accrued interest and other liabilities	20,827	13,985
Total liabilities	3,434,495	3,761,511

Commitments and contingencies - Note 13

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 18,965,776 shares issued and outstanding at December 31, 2022 and 19,455,544 shares issues and outstanding at December 31, 2021	276,912	282,335
Additional paid-in capital	3,361	4,603
Retained earnings	225,883	181,329
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(21,665)	(1,656)
Total shareholders’ equity	484,563	466,683
Total liabilities and shareholders’ equity	$3,919,058	$4,228,194

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31,

(In thousands, except share and per share data)

	2022	2021	2020
Interest and dividend income:
Interest and fees on loans	$171,099	$141,569	$133,894
Interest on interest-earning deposits	1,353	552	641
Interest on investment securities	6,084	3,379	2,968
Dividend income on FHLB stock	938	869	572
Interest on federal funds sold and other	1,496	694	1,045
Total interest income	180,970	147,063	139,120
Interest expense:
Interest on savings deposits, now and money market accounts	5,561	2,786	3,540
Interest on time deposits	13,338	9,170	21,665
Interest on subordinated debentures and long-term debt	9,645	8,999	7,677
Interest on other borrowed funds	2,872	1,765	1,483
Total interest expense	31,416	22,720	34,365
Net interest income	149,554	124,343	104,755
Provision for credit losses	4,935	3,959	11,823
Net interest income after provision for credit losses	144,619	120,384	92,932
Noninterest income:
Service charges, fees and other	5,118	7,276	4,671
Gain on sale of loans	1,895	9,991	5,997
Loan servicing fees, net of amortization	2,209	684	2,052
Recoveries on loans acquired in business combinations	198	82	84
Unrealized loss on equity investments	—	(360)	—
(Loss)/gain on derivatives	(247)	5	259
Increase in cash surrender value of life insurance	1,322	1,067	767
Gain on sale of securities	—	—	210
Gain on sale of fixed assets	757	—	—
	11,252	18,745	14,040
Noninterest expense:
Salaries and employee benefits	35,488	33,568	33,312
Occupancy and equipment expenses	9,092	8,691	9,691
Data processing	5,060	4,474	4,236
Legal and professional	5,383	3,773	2,743
Office expenses	1,438	1,197	1,226
Marketing and business promotion	1,578	1,157	751
Insurance and regulatory assessments	1,850	1,561	984
Core deposit premium	1,086	1,121	1,395
Merger expenses	61	137	746
Other expenses	3,490	2,513	4,429
	64,526	58,192	59,513
Income before income taxes	91,345	80,937	47,459
Income tax expense	27,018	24,031	14,531
Net income	$64,327	$56,906	$32,928

Net income per share
Basic	$3.37	$2.92	$1.66
Diluted	3.33	2.86	1.65

Weighted-average common shares outstanding
Basic	19,099,509	19,423,549	19,763,422
Diluted	19,332,639	19,834,306	19,921,859

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31,

(In thousands)

	2022	2021	2020
Net income	$64,327	$56,906	$32,928

Other comprehensive (loss)/income:
Unrealized (losses)/gains on securities available for sale:
Change in unrealized (losses)/gains	(28,905)	(3,957)	1,474
Reclassification of gains recognized in net income	—	—	(210)
	(28,905)	(3,957)	1,264
Related income tax effect:
Change in unrealized losses/(gains)	8,896	1,172	(436)
Reclassification of gains recognized in net income	—	—	62
	8,896	1,172	(374)

Total other comprehensive (loss)/income	(20,009)	(2,785)	890

Total comprehensive income	$44,318	$54,121	$33,818

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(In thousands, except share data)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at January 1, 2020	20,030,866	$290,395	$4,938	$112,046	$72	$239	$407,690
Net income	—	—	—	32,928	—	—	32,928
Stock-based compensation, net	—	—	686	—	—	—	686
Restricted stock vested	—	425	(425)	—	—	—	—
Cash dividends on common stock ($0.33 per share)	—	—	—	(6,567)	—	—	(6,567)
Stock options exercised	56,498	979	(267)	—	—	—	712
Repurchase of common stock	(521,443)	(7,538)	—	(313)	—	—	(7,851)
Other comprehensive income, net of taxes	—	—	—	—	—	890	890
Balance at December 31, 2020	19,565,921	$284,261	$4,932	$138,094	$72	$1,129	$428,488
Net income	—	—	—	56,906	—	—	56,906
Stock-based compensation, net	—	—	1,086	—	—	—	1,086
Restricted stock granted	60,000	—	—	—	—	—	—
Restricted stock vested	—	425	(425)	—	—	—	—
Cash dividends on common stock ($0.51 per share)	—	—	—	(9,947)	—	—	(9,947)
Stock options exercised	302,745	4,465	(990)	—	—	—	3,475
Repurchase of common stock	(473,122)	(6,816)	—	(3,724)	—	—	(10,540)
Other comprehensive loss, net of taxes	—	—	—	—	—	(2,785)	(2,785)
Balance at December 31, 2021	19,455,544	$282,335	$4,603	$181,329	$72	$(1,656)	$466,683
Cumulative effect of change in accounting principle related to ASC 326 (1)	—	—	—	(2,204)	—	—	(2,204)
Net income	—	—	—	64,327	—	—	64,327
Stock-based compensation, net	—	—	848	—	—	—	848
Restricted stock cancelled	(40,000)	—	—	—	—	—	—
Restricted stock vested	—	355	(355)	—	—	—	—
Restricted stock unit vested	7,450	202	(202)	—	—	—	—
Cash dividends on common stock ($0.56 per share)	—	—	—	(10,736)	—	—	(10,736)
Stock options exercised	445,308	7,009	(1,533)	—	—	—	5,476
Repurchase of common stock	(902,526)	(12,989)	—	(6,833)	—	—	(19,822)
Other comprehensive loss, net of taxes	—	—	—	—	—	(20,009)	(20,009)
Balance at December 31, 2022	18,965,776	$276,912	$3,361	$225,883	$72	$(21,665)	$484,563

(1) Represents the impact of the adoption of Accounting Standards Update ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) on January 1, 2022.

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(In thousands)

	2022	2021	2020
Operating activities
Net income	$64,327	$56,906	$32,928
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization of premises and equipment	2,022	1,943	2,009
Net accretion of securities, loans, deposits, and other	(432)	(191)	(3,328)
Unrealized loss on equity securities	—	360	—
Amortization of investment in affordable housing tax credits	1,053	1,037	979
Amortization of intangible assets	3,853	6,347	5,812
Change in valuation allowance on mortgage servicing rights	—	(417)	417
Amortization of right-of-use asset	5,145	5,245	—
Change in operating lease liabilities	(4,897)	(5,058)	—
Provision for credit losses	4,935	3,959	11,823
Stock-based compensation, net	848	1,086	686
Deferred tax benefit	(2,249)	(1,093)	(2,998)
Gain on sale of securities	—	—	(210)
Gain on sale of loans	(1,895)	(9,991)	(5,997)
Gain on sale of fixed assets	(757)	—	—
Increase in cash surrender value of life insurance	(1,322)	(1,067)	(767)
Loans originated and purchased for sale, net	(39,152)	(161,972)	(115,146)
Proceeds from loans sold	60,170	305,337	203,799
Other items	2,163	(256)	(5,493)
Net cash provided by operating activities	93,812	202,175	124,514
Investing activities
Securities available for sale:
Purchases	(402,656)	(603,836)	(548,846)
Maturities, prepayments and calls	485,796	442,056	454,597
Sales	—	—	11,661
Securities held to maturity:
Maturities, prepayments and calls	500	900	1,135
Redemption of Federal Home Loan Bank stock	—	641	—
Purchase of Federal Home Loan Bank stock and other equity securities, net	(2,608)	(5,839)	(3,135)
Net increase of investment in qualified affordable housing projects	(227)	(763)	(2,594)
Net increase in loans	(411,316)	(315,551)	(361,252)
Purchase of bank owned life insurance	—	(19,800)	—
Net cash received in connection with acquisition	71,352	—	6,634
Proceeds from sale of fixed assets	1,053	—	—
Purchases of premises and equipment	(2,065)	(1,989)	(4,206)
Net cash used in investing activities	(260,171)	(504,181)	(446,006)
Financing activities
Net (decrease)/increase in demand deposits and savings accounts	(886,712)	870,803	163,674
Net increase/(decrease) in time deposits	397,329	(120,178)	34,415
Advances from Federal Home Loan Bank	570,000	—	150,000
Repayment of Federal Home Loan Bank borrowings	(500,000)	—	—
Cash dividends paid	(10,736)	(9,947)	(6,567)
Redemption of subordinated debentures	—	(50,000)	—
Issuance of subordinated debentures, net of issuance costs	—	118,111	—
Common stock repurchased, net of repurchased costs	(19,822)	(10,540)	(7,851)
Exercise of stock options	5,476	3,475	712
Net cash (used in)/provided by financing activities	(444,465)	801,724	334,383
Net (decrease)/increase in cash and cash equivalents	(610,824)	499,718	12,891
Cash and cash equivalents at beginning of period	694,372	194,654	181,763
Cash and cash equivalents at end of period	$83,548	$694,372	$194,654
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$29,734	$22,507	$36,186
Taxes paid	24,019	25,786	13,475
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	142	—	—
Loans transfer to held for sale, net	13,166	89,368	24,425
Loan to facilitate OREO	—	—	1,008
Additions to servicing assets	771	2,361	1,715
Net change in unrealized holding (loss) gain on securities available for sale	(28,905)	(3,957)	1,264
Recognition of operating lease right-of-use assets	(8,138)	(27,699)	—
Recognition of operating lease liabilities	8,138	27,699	—
Acquisition:
Assets acquired, net of cash received	8,183	—	182,895
Liabilities assumed	81,790	—	200,209
Cash (receipts)/considerations	(71,040)	—	32,885
Goodwill	2,255	—	10,680

The accompanying notes are an integral part of these consolidated financial statements

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION

RBB Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, Royal Business Bank (“Bank”) and RBB Asset Management Company ("RAM"), collectively referred to herein as “the Company.” At December 31, 2022, the Company had total assets of $3.9 billion, gross consolidated loans (held for investment and held for sale) of $3.3 billion, total deposits of $3.0 billion and total shareholders' equity of $484.6 million. On July 31, 2017, the Company completed its initial public offering of 3,750,000 shares at a price to the public of $23.00 per share. The Company’s stock trades on the Nasdaq Global Select Market under the symbol “RBB.”

The Bank provides business-banking services to the Asian-American communities in Los Angeles County, Orange County and Ventura County in California, in the Las Vegas, Nevada and New York City metropolitan areas, Chicago (Illinois), Edison (New Jersey) and Honolulu (Hawaii). Specific services include remote deposit, E-banking, mobile banking, commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts. The Bank closed its acquisition of the Honolulu, Hawaii branch (the “Hawaii Branch”) from Bank of the Orient (“BOTO”) on January 14, 2022.

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

As part of the acquisition of First American International Corp (“FAIC”), the Company acquired FAIB Capital Corp. (“FAICC”), which was formed on January 29, 2014. FAICC is a real estate investment trust subsidiary of the Bank.

The Company has completed six whole bank acquisitions and one branch acquisition from July 2011 through January 2022. All of the Company’s acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. In addition, on December 28, 2021, the Company announced that it had entered into a definitive agreement to acquire Gateway Bank F.S.B. (“Gateway”), a commercial bank based in Oakland, California, in a cash transaction valued at approximately $22.9 million, subject to certain terms and conditions, including customary holdbacks if certain contingencies are not met, and other possible adjustments as contained in the agreement. As of December 31, 2022, Gateway had total assets of $181.4 million, total gross loans of $121.9 million, total deposits of $162.5 million and total tangible equity of $17.2 million. The expiration of the agreement has been extended to September 30, 2023 and the acquisition is subject to several conditions, including the receipt of all requisite regulatory approvals.

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

Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of RBB Bancorp and its wholly-owned subsidiaries Royal Business Bank and RBB Asset Management Company, collectively referred to herein as "the Company". All significant intercompany transactions have been eliminated.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It is reasonably possible that these estimates could change as actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, term federal funds sold and interest-bearing deposits in other financial institutions with original maturities of less than 90 days. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits in other financial institutions.

Cash and Due from Banks

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. There were no reserves required to be held as of December 31, 2022 and 2021. The Company maintains amounts in due from bank accounts, which may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized on the level-yield method. Premiums are amortized to the earlier of maturity or call date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Prior to January 1, 2022, management evaluated debt securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considered the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assessed whether it intended to sell, or it was more likely than not that it would be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell was met, the entire difference between amortized cost and fair value was recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment was split into two components as follows; OTTI related to credit loss, which must be recognized in the income statement and; OTTI related to other factors, which was recognized in other comprehensive income. The credit loss was defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Effective January 1, 2022, upon the adoption of ASU 2016-13, the Company accounts for credit losses on available for sale securities in accordance with ASC 326-30. Debt securities are measured at fair value and subject to impairment testing. When a debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit loss by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value change. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss).

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $759,000 at December 31, 2022 and is excluded from the estimate of credit losses.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $51,000 at December 31, 2022 and is excluded from the estimate of credit losses.

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

Allowance for Credit Losses - Loans

Effective January 1, 2022, upon the adoption of ASU 2016-13, the Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination. The allowance for credit losses (“ACL”) is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated balance sheet. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company has elected to utilize a discounted cash flow (“DCF”) approach for all segments except consumer loans and loans to non-depository financial institutions, for these a remaining life approach was elected.

The Company’s discounted cash flow methodology incorporates a probability of default and loss given default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. The use of reasonable and supportable forecasts require significant judgment, such as selecting forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The Company’s CECL methodology utilizes a four-quarter reasonable and supportable forecast period, and a four-quarter reversion period. Management relies on multiple forecasts, blending them into a single loss estimate. The Company is using the Federal Open Market Committee to obtain forecasts for unemployment rate, while reverting to a long-run average of each considered economic factor.

The Company uses both internal and external qualitative factors within the CECL model: lending policies, procedures, and strategies; changes in nature and volume of the portfolio; credit & lending personnel experience; changes in volume and trends in classified loans, delinquencies, and nonaccrual; concentration risk; collateral values; regulatory and business environment; loan review results; and economic conditions. The Company determined weighting of the qualitative factors based on management’s ability to directly control or influence the level of risk exposure. The factors related to economic conditions, collateral values, and regulatory and business environment were assigned higher allocation, and the remaining factors were internal and manageable, and therefore received lower allocation.

The Company records a liability for lifetime expected losses on off-balance-sheet credit exposure that do not fit the definition of unconditionally cancelable in accordance with ASC 326. The Company uses the loss rate and exposure of default framework to estimate a reserve for unfunded commitments. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default.

The Company assesses expected credit losses for individual instruments that have different risk characteristics than those that are evaluated on a collective (pooled) basis, in accordance with ASC 326. An individual analysis will provide a specific reserve for instruments involved with fair market value of collateral or present value of future cash flow. In such a manner, the Bank performs individual analysis on loans that are 90 or more days past due, on non-accrual status or a trouble debt restructuring (“TDR”).

Upon adoption of ASU 2022-02, the Company evaluates all receivable modifications under ASC 310 to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. The Company no longer consider renewals, modifications, or extensions resulting from reasonably expected TDRs when calculating the allowance for credit losses under ASC 326. The post-modification effective interest rate is used to calculate the allowance for credit losses when discounted cash flow (“DCF”) method is applied.

Allowance for Loan Losses

Prior to the Company's adoption of ASC 326 on January 1, 2022, the Company maintained an allowance for loan losses ("ALLL") in accordance with ASC 450, Contingencies and ASC 310, Receivables. The ALLL was a valuation allowance for probable incurred credit losses. Loan losses were charged against the allowance when management believed the uncollectibility of a loan balance was confirmed. Subsequent recoveries, if any, were credited to the allowance. Management estimated the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may have been made for specific loans, but the entire allowance was available for any loan that, in management's judgment, should be charged-off. Amounts were charged-off when available information confirmed that specific loans or portions thereof, were uncollectible. This methodology for determining charge-offs was consistently applied to each segment.

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

Gains on sale of mortgage loans totaled $1.2 million, $7.9 million, and $5.2 million, and gains on sale of SBA loans totaled $696,000, $2.1 million, and $754,000 in 2022, 2021, and 2020, respectively.

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

Operating Lease ROU Assets and Lease Liabilities

Operating lease Right-of-Use ("ROU") assets and lease liabilities are included in other assets and other liabilities, respectively, on the Company’s consolidated balance sheet. The Company uses its incremental borrowing rate, factoring in the lease term, to determine the lease liability, which is measured at the present value of future lease payments. The ROU asset, at adoption of this ASU, was recorded at the amount of the lease liability plus any prepaid rent and initial direct costs, less any lease incentives and accrued rent. The lease terms include periods covered by options to extend or terminate the lease depending on whether the Company is reasonably certain to exercise such options.

Other Real Estate Owned

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value at the date of foreclosure, establishing a new cost basis by a charge to the allowance for credit losses, if necessary. Other real estate owned is carried at the lower of the Company's carrying value of the property or its fair value, less estimated carrying costs and costs of disposition. Fair value is based on current appraisals less estimated selling costs. Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance. Operating expenses and related income of such properties and gains and losses on their disposition are included in other operating income and expenses.

Goodwill and Other Intangible Assets

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank acquisitions is not amortized, but tested for impairment at least annually. The Company has selected October 1 as the date to perform the annual impairment test. Goodwill amounted to $71.5 million and $69.2 million as of December 31, 2022 and 2021, respectively, and is the only intangible asset with an indefinite life on the balance sheet. No impairment was recognized on goodwill during 2022 and 2021. Goodwill in the amount of $2.3 million was recognized in conjunction with the acquisition of the Hawaii Branch from BOTO.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. CDI was recognized in the 2013 acquisition of Los Angeles National Bank, in the 2016 acquisition of TFC Holding Company, in the 2018 acquisition of FAIC and in the 2020 acquisition of PGBH. In January 2022, $729,000 of CDI was recognized in conjunction with the Hawaii Branch purchase from BOTO. The unamortized balance as of December 31, 2022 and 2021 was $3.7 million and $4.1 million, respectively. Accumulated amortization as of December 31, 2022 and 2021 was $6.7 million and $5.7 million, respectively. CDI amortization expense was $1.1 million, $1.1 million, and $1.4 million in 2022, 2021 and 2020, respectively.

Estimated CDI amortization expense for the next 5 years is as follows:

(dollars in thousands)
Year ending December 31:
2023	$923
2024	784
2025	672
2026	501
2027	417
Thereafter	421
Total	$3,718

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

FHLB Stock and Other Equity Securities

The Company is a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

The Company also owns equity investment in banker’s bank stock. The Company adopted ASU 2016-01 on January 1, 2019, and elected the measurement alternative for measuring equity securities without readily determinable fair values at cost less impairment, plus or minus observable price changes in orderly transactions.

As of December 31, 2022 the Company had several CRA equity investments without readily determinable fair values in the amount of $22.2 million, and $20.0 million at December 31, 2021.

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

Retirement Plans

The Company established a 401(k) plan in 2010. The Company contributed $594,000, $532,000, and $424,000 in 2022, 2021 and 2020, respectively.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale.

Financial Instruments

In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit as described in Note 13. Such financial instruments are recorded in the financial statements when they are funded.

Derivatives

Interest Rate Lock Commitments (“IRLCs”) are agreements under which the Company agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Under the agreement, the Company commits to lend funds to a potential borrower (subject to the Company’s approval of the loan) on a fixed or adjustable rate basis, regardless of whether interest rates change in the market, or on a floating rate basis. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancelling or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs , which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. The Company uses best efforts commitments to substantially eliminate these risks. Historical commitment-to-closing ratios are considered to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.

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

Forward Mortgage Loan Sale Contracts (“FMLSC”) were utilized to avoid interest rate risk at the time an interest rate lock commitment is made to the buyer. The Company is subject to interest rate and price risk on its mortgage loans held for sale from the loan funding date until the date the loan is sold. Best efforts commitments which fix the forward sales price that will be realized in the secondary market are used to eliminate the interest rate and price risk to the Company. The buyer can enter into mortgage loan sales commitments on a “mandatory” or “best efforts” basis. Mandatory commitments provide that the loan must be delivered or the commitment be “paired off”. In general, best efforts commitments provide that the loan be delivered if and when it closes. Forward commitments, also known as forward loan sales commitments, are considered to be derivatives under FASB ASC Topic 815 (Derivatives and Hedging) because they meet all of the following criteria:

●	They have a specified underlying (the contractually specified price for the loans)
●	They have a notional amount (the committed loan principal amount)
●	They require little or no initial net investment
●	They require or permit net settlement as the institution via a pair-off transaction or the payment of a pair-off fee.

Earnings Per Share (“EPS”)

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The change for lessees to recognize ROU assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months. This change will result in lessees recognizing ROU assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance. The amendments are effective for annual periods beginning after December 15, 2020 and for interim periods beginning after December 15, 2021. The Company early adopted this ASU on January 1, 2021 and recorded the ROU asset and lease liability of $26.8 million.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (Topic 326), including subsequent amendments to this ASU. This ASU changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held to maturity securities, loan commitments, and financial guarantees. For available for sale (“AFS”) debt securities with unrealized losses losses will be recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The Company retroactively adopted CECL to January 1, 2022 as the Company's EGC status expired as of December 31, 2022. A one-time cumulative adjustment of $2.1 million was made to the Company's allowance for credit losses which was recorded through retained earnings upon adoption of ASU 2016-13 as of January 1, 2022.

The following table sets forth the cumulative effect of the changes to the Company's consolidated balance sheet at January 1, 2022, for the adoption of ASU 2016-13:

		Adjustments
		due to
	Balance at	Adoption of	Balance at
(dollars in thousands)	December 31, 2021	ASC 326	January 1, 2022
Assets:
Allowance for credit losses on loans	$32,912	$2,135	$35,047
Deferred tax assets	4,855	977	5,832
Liabilities:
Allowance for unfunded commitments	$1,203	$1,045	$2,248
Stockholders' equity:
Retained earnings, net of tax	$181,329	$(2,204)	$179,125

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three year period the day-one adverse regulatory capital effects of ASU 2016-13. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the novel coronavirus disease 2019 ("COVID-19") pandemic. As a result, entities will have the option to gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. Effective January 1, 2022, the Company adopted ASU 2016-13, reflected the full effect of CECL at December 31, 2022, and did not elect the three-year or five-year CECL phase-in options on regulatory capital.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). This Update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendments in this Update are required for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. As a result, under this Update, “an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.” The Company adopted this ASU on December 31, 2022. Adoption of ASU 2017-04 did not have a significant impact on the Company’s consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update)”. This is an amendment to add the SEC Staff guidance on CECL) to the FASB codification. It contains guidance on what the SEC would expect the Company to perform and document when measuring and recording its allowance for credit losses for financial assets recorded at amortized cost. The Company implemented CECL on January 1, 2022.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate (“SOFR”). This pronouncement is applicable to all companies with contracts or hedging relationships that reference an interest rate that is expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time. For contract modifications, companies can account for the modification as a continuation of the existing contract without additional analysis. For held-to-maturity (“HTM”) debt securities, one-time sale and/or transfer to available-for-sale or trading may be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. Regarding the effective date and transition: (1) companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 (e.g. January 1, 2020 for calendar year-end companies) or any date thereafter, (2) the ASU applies prospectively to contract modifications and hedging relationships, and (3) the one-time election to sell and/or transfer debt securities classified as HTM may be made at any time after March 12, 2020. The optional relief generally does not apply to contract modifications made, sales and transfers of HTM debt securities, and hedging relationships entered into or evaluated after December 31, 2022. The guidance was effective upon issuance and generally can be applied through December 31, 2022. The LIBOR termination deadline (except for the 1-week and 2-month indexes) is June 30, 2023. No LIBOR indexed loans are being originated. The Company's current plan is to convert LIBOR to SOFR for all loans indexed under LIBOR by June 30, 2023. Of the Company’s $3.3 billion in total gross loans as of December 31, 2022, approximately 5% have a LIBOR based reference rate. The Company has several issuances of LIBOR based long-term debt and subordinated debentures. Refer to Notes 9 and 10 of the Company’s consolidated financial statements included in this Form 10-K. After the LIBOR replacement date June 30, 2023, the Company will adopt SOFR with relevant spread adjustment as the alternative reference rate to replace LIBOR with respect to the Company’s subordinated debentures.

In October 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities", to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance as if the acquirer had originated the contract. That is, such acquired contracts will not be measured at fair value. The ASU is potentially material to the Company, depending on the materiality of an acquired contract asset or liability. The Update is effective for public companies in fiscal years starting after December 15, 2022. Early adoption is permitted. This ASU will be effective for the Company on January 1, 2023. Adoption of ASU 2021-08 is not expected to have a material impact on the Company's consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326)”. The standard addresses the following: 1) eliminates the accounting guidance for TDRs, and will require an entity to determine whether a modification results in a new loan or a continuation of an existing loan, 2) expands disclosures related to modifications, and 3) will require disclosure of current period gross write-offs of financing receivables within the vintage disclosures table. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. Early adoption of the amendments in this ASU is permitted. An entity may elect to early adopt the amendments regarding TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company adopted ASU 2021-08 on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820)—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This pronouncement clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 will be effective for the Company on  January 1, 2024. Adoption of ASU 2022-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2022, the FASB issued 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Topic 848, which was established by the previously issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, provides relief to entities during the reference rate’s temporary transition period by providing optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued. Since ASU 2020-04 was issued, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of US LIBOR to June 30, 2023, which is beyond the current sunset date of Topic 848. The new ASU defers the sunset date accordingly to continue to provide the intended relief. The Company adopted ASU 2022-06 during 2022 with no material impact to the Company’s consolidated financial statements.

NOTE 3 – ACQUISITIONS

Completion of Acquisition of Certain Assets and Liabilities of the Honolulu, Hawaii Branch Office of Bank of the Orient

On January 14, 2022, the Company completed the acquisition of the Hawaii Branch from BOTO. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of January 14, 2022. The total fair value of assets acquired approximated $8.5 million, which included $312,000 in cash and cash equivalents, $7.4 million in selected performing loans, $729,000 in core deposit intangible assets and $64,000 in other assets. The total fair value of liabilities assumed was $81.8 million, which included $81.7 million in deposits, $27,000 in certificate of deposit premium, and $90,000 in other liabilities. The Bank received $71.0 million in cash in connection with the acquisition which represented consideration for the deposits assumed by the Bank, partially offset by the purchase price of the assets acquired and the premium paid.

The Company acquired Hawaii Branch from BOTO to strategically establish a presence in the Hawaiian Islands area. Goodwill in the amount of $2.3 million and core deposit intangible of $729,000 was recognized in connection with this acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed from the Hawaii Branch as of January 14, 2022 and the fair value adjustments and amounts recorded by the Company under the acquisition method of accounting:

	BOTO	Fair Value	Fair
(dollars in thousands)	Book Value	Adjustments	Value
Assets acquired
Cash and cash equivalents	$312	$—	$312
Loans, gross	7,352	38	7,390
Bank premises and equipment	12	—	12
Core deposit intangible	—	729	729
Other assets	412	(360)	52
Total assets acquired	$8,088	$407	$8,495

Liabilities assumed
Deposits	$81,673	$27	$81,700
Escrow Payable	2	—	2
Other liabilities	460	(372)	88
Total liabilities assumed	82,135	(345)	81,790
Excess of assets acquired over liabilities assumed	(74,047)	752	(73,295)
	$8,088	$407
Cash received			71,040
Goodwill recognized			$2,255

The Company accounted for this transaction under the acquisition method of accounting in accordance with ASC 805, Business Combinations, which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition.

The loan portfolio of the Hawaii branch was recorded at fair value at the date of acquisition with the assistance of a third-party valuation. A valuation of the loan portfolio was performed as of the acquisition date to assess the fair value of the loan portfolio. The loan portfolio was segmented into two groups; loans with credit deterioration and loans without credit deterioration, and then split further by loan type. There were no loans acquired with credit deterioration. The fair value was calculated on an individual loan basis using a discounted cash flow analysis. The discount rate utilized was based on a weighted average cost of capital, considering the cost of equity and cost of debt. Also factored into the fair value estimates were loss rates, recovery period and prepayment rates based on industry standards.

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

Agreement to Acquire Gateway Bank, F.S.B.

On December 28, 2021, RBB Bancorp announced that it entered into a definitive agreement to acquire Gateway Bank in a cash transaction valued at approximately $22.9 million, subject to certain terms and conditions, including customary holdbacks if certain contingencies are not met, and other possible adjustments as contained in the definitive agreement.

Gateway Bank, a commercial bank based in Oakland, California, had total assets of $181.4 million, total gross loans of $121.9 million, total deposits of $162.5 million, and total tangible equity of $17.2 million as of December 31, 2022. Principally serving the Asian-American communities in the San Francisco Bay Area, Gateway Bank has one branch located in Oakland’s Chinatown neighborhood, offering consumer and business banking and loan products and services.

The expiration of the agreement has been extended to September 30, 2023 and the acquisition is subject to regulatory approvals.

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) securities and held to maturity (“HTM”) securities at December 31, 2022 and 2021, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,012	$—	$(517)	$4,495
SBA agency securities	2,634	—	(223)	2,411
Mortgage-backed securities: residential	44,809	—	(6,752)	38,057
Mortgage-backed securities: commercial	4,887	—	(16)	4,871
Collateralized mortgage obligations: residential	82,759	—	(12,856)	69,903
Collateralized mortgage obligations: commercial	44,591	—	(2,901)	41,690
Commercial paper	49,551	2	(16)	49,537
Corporate debt securities	41,176	1	(4,165)	37,012
Municipal securities	12,669	—	(3,815)	8,854
Total	$288,088	$3	$(31,261)	$256,830

Held to maturity
Municipal taxable securities	$1,003	$7	$(3)	$1,007
Municipal securities	4,726	—	(170)	4,556
Total	$5,729	$7	$(173)	$5,563

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,689	$4	$(83)	$5,610
SBA agency securities	3,351	118	—	3,469
Mortgage-backed securities: residential	45,557	31	(536)	45,052
Mortgage-backed securities: commercial	9,977	—	(4)	9,973
Collateralized mortgage obligations: residential	61,798	13	(1,595)	60,216
Collateralized mortgage obligations: commercial	59,579	115	(399)	59,295
Commercial paper	129,962	—	(36)	129,926
Corporate debt securities	41,999	460	(254)	42,205
Municipal securities	12,701	—	(187)	12,514
Total	$370,613	$741	$(3,094)	$368,260

Held to maturity
Municipal taxable securities	$1,506	$77	$—	$1,583
Municipal securities	4,746	248	—	4,994
Total	$6,252	$325	$—	$6,577

There was no sale of investment securities during the twelve months ended December 31, 2022 and 2021. Proceeds of $11.7 million were received from the sale of investment securities during the year ended December 31, 2020. There were no gains or losses recorded for sales of investment securities during the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, there were gains realized on sales of investment securities of $210,000.

One security with a fair value of $76,000 and $117,000 was pledged to secure a local agency deposit at December 31, 2022 and 2021, respectively.

Accrued interest receivable for investment debt securities at December 31, 2022 and 2021 totaled $810,000 and $665,000, respectively

The amortized cost and fair value of the investment securities portfolio as of December 31, 2022 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
December 31, 2022
Government agency securities	$—	$—	$5,012	$4,495	$—	$—	$—	$—	$5,012	$4,495
SBA securities	—	—	2,634	2,411	—	—	—	—	2,634	2,411
Mortgage-backed securities: residential	—	—	13,013	11,598	29,114	24,361	2,682	2,098	44,809	38,057
Mortgage-backed securities: commercial	—	—	4,887	4,871	—	—	—	—	4,887	4,871
Collateralized mortgage obligations: residential	—	—	20,687	19,646	62,072	50,257	—	—	82,759	69,903
Collateralized mortgage obligations: commercial	—	—	16,382	14,644	28,209	27,046	—	—	44,591	41,690
Commercial paper	49,551	49,537	—	—	—	—	—	—	49,551	49,537
Corporate debt securities	3,705	3,706	11,355	10,806	23,454	20,662	2,662	1,838	41,176	37,012
Municipal securities	—	—	—	—	—	—	12,669	8,854	12,669	8,854
Total available for sale	$53,256	$53,243	$73,970	$68,471	$142,849	$122,326	$18,013	$12,790	$288,088	$256,830

Municipal taxable securities	$501	$498	$502	$509	$—	$—	$—	$—	$1,003	$1,007
Municipal securities	—	—	—	—	1,739	1,692	2,987	2,864	4,726	4,556
Total held to maturity	$501	$498	$502	$509	$1,739	$1,692	$2,987	$2,864	$5,729	$5,563
(dollars in thousands)
December 31, 2021
Government agency securities	$—	$—	$5,689	$5,610	$—	$—	$—	$—	$5,689	$5,610
SBA securities	—	—	1,551	1,582	1,800	1,887	—	—	3,351	3,469
Mortgage-backed securities: residential	—	—	30,278	30,025	15,279	15,027	—	—	45,557	45,052
Mortgage-backed securities: commercial	5,001	4,998	4,976	4,975	—	—	—	—	9,977	9,973
Collateralized mortgage obligations: residential	117	117	52,655	51,277	9,026	8,822	—	—	61,798	60,216
Collateralized mortgage obligations: commercial	—	—	25,366	25,219	34,213	34,076	—	—	59,579	59,295
Commercial paper	129,962	129,926	—	—	—	—	—	—	129,962	129,926
Corporate debt securities	7,999	8,007	8,389	8,633	22,927	22,931	2,684	2,634	41,999	42,205
Municipal securities	—	—	—	—	—	—	12,701	12,514	12,701	12,514
Total available for sale	$143,079	$143,048	$128,904	$127,321	$83,245	$82,743	$15,385	$15,148	$370,613	$368,260

Municipal taxable securities	$500	$502	$1,006	$1,081	$—	$—	$—	$—	$1,506	$1,583
Municipal securities	—	—	—	—	1,743	1,818	3,003	3,176	4,746	4,994
Total held to maturity	$500	$502	$1,006	$1,081	$1,743	$1,818	$3,003	$3,176	$6,252	$6,577

The securities that were in an unrealized loss position at December 31, 2022, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 2 Summary of Significant Accounting Policies - Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities. At December 31, 2022, allowance for credit losses on held-to-maturity were immaterial and less than five hundred dollars.

The Company concluded the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company's knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell securities that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of December 31, 2022, against these securities, and there was no provision for credit losses recognized for the year ended December 31, 2022.

The following tables show the related fair value and the gross unrealized losses of the Company's investment securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022, and December 31, 2021:

	Less than Twelve Months		Twelve Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Government agency securities	$354	$(24)	$4,141	$(493)	$4,495	$(517)
SBA securities	2,411	(223)	—	—	2,411	(223)
Mortgage-backed securities: residential	5,535	(362)	32,522	(6,390)	38,057	(6,752)
Mortgage-backed securities: commercial	4,871	(16)	—	—	4,871	(16)
Collateralized mortgage obligations: residential	27,050	(1,842)	39,815	(11,014)	66,865	(12,856)
Collateralized mortgage obligations: commercial	18,741	(790)	22,949	(2,111)	41,690	(2,901)
Commercial paper	39,624	(16)	—	—	39,624	(16)
Corporate debt securities	22,977	(1,843)	10,330	(2,322)	33,307	(4,165)
Municipal securities	—	—	8,854	(3,815)	8,854	(3,815)
Total available for sale	$121,563	$(5,116)	$118,611	$(26,145)	$240,174	$(31,261)

Municipal taxable securities	$498	$(3)	$—	$—	$498	$(3)
Municipal securities	4,556	(170)	—	—	4,556	(170)
Total held to maturity	$5,054	$(173)	$—	$—	$5,054	$(173)

	Less than Twelve Months		Twelve Months or More		Total

(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2021
Government agency securities	$4,860	$(83)	$—	$—	$4,860	$(83)
Mortgage-backed securities: residential	44,009	(536)	—	—	44,009	(536)
Mortgage-backed securities: commercial	—	—	9,974	(4)	9,974	(4)
Collateralized mortgage obligations: residential	59,540	(1,595)	—	—	59,540	(1,595)
Collateralized mortgage obligations: commercial	20,311	(321)	17,782	(78)	38,093	(399)
Commercial paper	129,926	(36)	—	—	129,926	(36)
Corporate debt securities	13,208	(254)	—	—	13,208	(254)
Municipal securities	11,447	(160)	1,067	(27)	12,514	(187)
Total available for sale	$283,301	$(2,985)	$28,823	$(109)	$312,124	$(3,094)

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

The types of loans in the Company's consolidated balance sheets as of December 31, 2022, and December 31, 2021 were as follows:

(dollars in thousands)	2022	2021
Loans:(1)
Commercial and industrial	$201,223	$268,709
SBA	61,411	76,136
Construction and land development	276,876	303,144
Commercial real estate (2)	1,312,132	1,247,999
Single-family residential mortgages	1,464,108	1,004,576
Other loans	20,699	30,786
Total loans (1)	$3,336,449	$2,931,350
Allowance for credit losses	(41,076)	(32,912)
Total loans, net	$3,295,373	$2,898,438

(1) net of discounts and deferred fees and costs
(2) includes non-farm & non-residential real estate loans, multifamily resident and 1-4 family single family residential loan for a business purpose

Allowance for Credit Losses

Effective January 1, 2022, the Company adopted ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination. The Company uses qualitative factors within the CECL model: lending policies, procedures, and strategies; changes in nature and volume of the portfolio; credit & lending personnel experience; changes in volume and trends in classified loans, delinquencies, and nonaccrual; concentration risk; collateral values; regulatory and business environment; loan review results; and economic conditions. The Company determined weighting of the qualitative factors based on management’s ability to directly control or influence the level of risk exposure. The factors related to economic conditions, collateral values, and regulatory and business environment were assigned higher allocation, and the remaining factors were internal and manageable, and therefore received lower allocation. As a result, the Company recorded an increase of $2.1 million to allowance for credit losses and an increase of $1.0 million to allowance for unfunded commitments. The Company applied the modified retrospective transition approach, and recorded a decrease of $2.2 million, net of tax, to the beginning balance of retained earnings as of January 1, 2022 for the cumulative effect adjustment.

A summary of the changes in the allowance for credit losses for the years indicated follows:

(dollars in thousands)	2022	2021	2020
Allowance for credit losses:
Beginning balance	$32,912	$29,337	$18,816
ASU 2016-13 transition adjustment	2,135	—	—
Adjusted beginning balance	$35,047	$29,337	$18,816
Additions to the allowance charged to expense	6,027	3,959	11,823
Less loans charged-off	(256)	(627)	(1,303)
Recoveries on loans charged-off	258	243	1
Ending balance	$41,076	$32,912	$29,337

The following table presents the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2022:

(dollars in thousands)
December 31, 2022	Real Estate	Commercial	Other	Unallocated	Total
Allowance for credit losses:
Beginning of year	$28,592	$3,793	$527	$—	$32,912
ASU 2016-13 Transition Adjustment	1,612	(604)	1,127	—	2,135
Adjusted beginning balance	$30,204	$3,189	$1,654	$—	$35,047
Provisions	7,731	(974)	(730)	—	6,027
Charge-offs	—	(19)	(237)	—	(256)
Recoveries	—	229	29	—	258
Ending allowance balance	$37,935	$2,425	$716	$—	$41,076

The following tables present the recorded investment in loans and impairment method as of December 31, 2021 and 2020 and the activity in the allowance for loan losses by portfolio segment for the years then ended:

December 31, 2021	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning of year	$24,677	$4,617	$43	$—	$29,337
Provisions	3,982	(480)	457	—	3,959
Charge-offs	(67)	(501)	(59)	—	(627)
Recoveries	—	157	86	—	243
Ending allowance balance	$28,592	$3,793	$527	$—	$32,912
Reserves:
Specific	$—	$30	$—	$—	$30
General	28,592	3,763	527	—	32,882
Total allowance for loan losses	$28,592	$3,793	$527	$—	$32,912

Loans evaluated for impairment:
Individually	$10,340	$10,385	$—	$—	$20,725
Collectively	2,545,379	334,460	30,786	—	2,910,625
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,555,719	$344,845	$30,786	$—	$2,931,350

December 31, 2020	Real Estate	Commercial	Other	Unallocated	Total
Allowance for loan losses:
Beginning of year	$15,118	$3,588	$9	$101	$18,816
Provisions	9,559	2,286	79	(101)	11,823
Charge-offs	—	(1,258)	(45)	—	(1,303)
Recoveries	—	1	—	—	1
Ending allowance balance	$24,677	$4,617	$43	$—	$29,337
Reserves:
Specific	$—	$525	$—	$—	$525
General	24,677	4,092	43	—	28,812
Total allowance for loan losses	$24,677	$4,617	$43	$—	$29,337
Loans evaluated for impairment:
Individually	$10,514	$9,025	$15	$—	$19,554
Collectively	2,304,203	378,935	4,074	—	2,687,212
Total loans, net of deferred loan fees and unaccreted discount on acquired loans	$2,314,717	$387,960	$4,089	$—	$2,706,766

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

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The following table summarizes the Company's loan held for investment as of December 31, 2022 by loan portfolio segments, risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification:

(Dollars in thousands)	Term Loan by Vintage
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:
Construction and land development
Pass	$125,216	$52,262	$99,016	$201	$—	$40	$—	$—	$276,735
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	141	—	—	141
Doubtful	—	—	—	—	—	—	—	—	—
Total	$125,216	$52,262	$99,016	$201	$—	$181	$—	$—	$276,876
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$479,304	$293,058	$195,051	$110,442	$73,013	$117,068	$—	$—	$1,267,936
Special mention	—	—	9,280	—	—	—	—	—	9,280
Substandard	287	—	8,652	2,329	222	23,426	—	—	34,916
Doubtful	—	—	—	—	—	—	—	—	—
Total	$479,591	$293,058	$212,983	$112,771	$73,235	$140,494	$—	$—	$1,312,132
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Single-family residential mortgages
Pass	$637,893	$255,529	$137,964	$96,355	$134,415	$182,893	$2,992	$—	$1,448,041
Special mention	—	—	—	—	3,925	—	—	—	3,925
Substandard	—	—	3,954	—	7,631	452	105	—	12,142
Doubtful	—	—	—	—	—	—	—	—	—
Total	$637,893	$255,529	$141,918	$96,355	$145,971	$183,345	$3,097	$—	$1,464,108
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial:
Commercial and industrial
Pass	$8,038	$7,513	$4,448	$3,470	$1,016	$8,827	$129,483	$86	$162,881
Special mention	—	5,987	—	—	1,638	17,805	3,577	—	29,007
Substandard	—	—	1,600	16	—	339	7,380	—	9,335
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,038	$13,500	$6,048	$3,486	$2,654	$26,971	$140,440	$86	$201,223
YTD period charge-offs	$—	$—	$—	$(5)	$—	$—	$—	$—	$(5)
YTD period recoveries	—	—	—	—	—	2	—	—	2
Net	$—	$—	$—	$(5)	$—	$2	$—	$—	$(3)
SBA
Pass	$14,922	$10,664	$6,496	$4,688	$2,579	$16,793	$—	$—	$56,142
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	91	1,017	4,161	—	—	5,269
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,922	$10,664	$6,496	$4,779	$3,596	$20,954	$—	$—	$61,411
YTD period charge-offs	$—	$—	$—	$—	$—	$(14)	$—	$—	$(14)
YTD period recoveries	—	—	—	—	—	227	—	—	227
Net	$—	$—	$—	$—	$—	$213	$—	$—	$213
Other:
Pass	$4,224	$14,684	$1,505	$90	$7	$—	$26	$—	$20,536
Special mention	—	—	—	—	—	—	—	—	—
Substandard	105	48	10	—	—	—	—	—	163
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,329	$14,732	$1,515	$90	$7	$—	$26	$—	$20,699
YTD period charge-offs	$—	$(237)	$—	$—	$—	$—	$—	$—	$(237)
YTD period recoveries	—	27	2	—	—	—	—	—	29
Net	$—	$(210)	$2	$—	$—	$—	$—	$—	$(208)
Total by risk rating:
Pass	$1,269,597	$633,710	$444,480	$215,246	$211,030	$325,621	$132,501	$86	$3,232,271
Special mention	—	5,987	9,280	—	5,563	17,805	3,577	—	42,212
Substandard	392	48	14,216	2,436	8,870	28,519	7,485	—	61,966
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$1,269,989	$639,745	$467,976	$217,682	$225,463	$371,945	$143,563	$86	$3,336,449
Net recoveries (charge-offs)	$—	$(210)	$2	$(5)	$—	$215	$—	$—	$2

Revolving loans that are converted to term loans presented in the table above are excluded from the term loans by vintage year columns.

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. The following table presents loan portfolio by risk rating as of December 31, 2021:

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

The following tables present the aging of the recorded investment in past-due loans as of December 31, 2022 and 2021 by class of loans. Past due loans presented in tables below also includes non-accrual loans.

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
December 31, 2022	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$141	$141	$276,735	$276,876	$141
Commercial real estate	558	240	1,191	1,989	1,310,143	1,312,132	13,189
Single-family residential mortgages	12,764	2,555	4,100	19,419	1,444,689	1,464,108	5,936
Commercial:
Commercial and industrial	—	545	7	552	200,671	201,223	713
SBA	150	1,017	1,228	2,395	59,016	61,411	2,245
Other:	154	76	99	329	20,370	20,699	99
	$13,626	$4,433	$6,766	$24,825	$3,311,624	$3,336,449	$22,323
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$—	$—	$—

________________

(1)	Included in total loans

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
December 31, 2021	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$149	$149	$302,995	$303,144	$149
Commercial real estate	1,914	3,002	667	5,583	1,242,416	1,247,999	4,672
Single-family residential mortgages	10,554	2,238	2,680	15,472	989,104	1,004,576	4,191
Commercial:
Commercial and industrial	1,575	—	3,689	5,264	263,445	268,709	3,712
SBA	—	1,733	4,839	6,572	69,564	76,136	6,263
Other:	57	7	—	64	30,722	30,786	—
	$14,100	$6,980	$12,024	$33,104	$2,898,246	$2,931,350	$18,987
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$5,957	$5,957	$—

(1)	Included in total loans

The Company has no loans that are 90 days or more past due and still accruing at December 31, 2022 and  December 31, 2021.

The following table presents the loans on nonaccrual status as of December 31, 2022:

	Nonaccrual
	With No
(dollars in thousands)	Allowance
December 31, 2022	for Credit Loss	Nonaccrual
Real estate:
Construction and land development	$141	$141
Commercial real estate	1,191	13,189
Single-family residential mortgages	5,936	5,936
Commercial:
Commercial and industrial	713	713
SBA	2,245	2,245
Other:	51	99
Total	$10,277	$22,323

In connection with the adoption of ASU 2016-13, the Company no longer provides information on impaired loans. Information relating to individually impaired loans presented by class of loans was as follows as of December 31, 2021 and 2020:

	Unpaid
(dollars in thousands)	Principal	Recorded	Average	Interest	Related
December 31, 2021	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$173	$149	$292	$—	$—
Commercial and industrial	4,096	4,096	4,390	27	—
Commercial real estate	6,059	6,000	6,163	132	—
Single-family residential mortgage loans	4,365	4,191	4,486	—	—
Commercial - SBA	6,274	6,245	11,589	—	—
With related allowance recorded
Commercial and industrial	27	26	34	—	27
Commercial-SBA	18	18	26	—	3
Total	$21,012	$20,725	$26,980	$159	$30

	Unpaid
(dollars in thousands)	Principal	Recorded	Average	Interest	Related
December 31, 2020	Balance	Investment	Balance	Income	Allowance
With no related allowance recorded
Construction and land development	$173	$173	$173	$—	$—
Commercial and industrial	1,710	1,662	1,819	31	—
Commercial real estate	2,633	2,627	2,724	136	—
Single-family residential mortgage loans	7,839	7,714	7,934	—	—
Commercial - SBA	6,828	6,829	9,928	—	—
Other	15	15	15	—	—
With related allowance recorded
Commercial and industrial	520	501	563	—	520
Commercial-SBA	33	33	40	3	5
Total	$19,751	$19,554	$23,196	$170	$525

No interest income was recognized on a cash basis as of December 31, 2022 and 2021. We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2022 and December 31, 2021 while the loans were in nonaccrual status. We recognized interest income on modified loans of $143,000 and $159,000 during the years ended December 31, 2022 and 2021, respectively.

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

The Company had four modified loans at December 31, 2022 and nine modified loans at December 31, 2021, respectively, with aggregate balances of $1.6 million and $3.4 million, respectively. Non-accrual modified loans were $363,000 at December 31, 2022, and $1.7 million at December 31, 2021. There were no specific reserves allocated to the modified loans as of December 31, 2022 but $3,000 at  December 31, 2021. There are no commitments to lend additional amounts at December 31, 2022 and 2021 to customers with outstanding modified loans. There were no non-accrual loans that were modified during the past twelve months that had payment defaults during the periods.

The modification of the terms generally included loans where a moratorium on loan payments was granted. Such moratoriums ranged from six months to nine months on the loans restructured in 2021. There were no loans that were both experiencing financial difficulty and modified during the year ended December 31, 2022.

The following table presents modified loans by class that occurred during the years ended December 31, 2022, 2021 and 2020:

	December 31,
	2022			2021			2020
		Pre-	Post-		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification		Modification	Modification
(dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment	Loans	Investment	Investment
SBA	—	$—	$—	1	$1,090	$1,090	—	$—	$—
Commercial real estate	—	—	—	2	284	284	3	1,719	1,719
Construction and land development	—	—	—	1	165	165	—	—	—
SFR	—	—	—	1	156	156	—	—	—
Total	—	$—	$—	5	$1,695	$1,695	3	$1,719	$1,719

There were none and five non-accrual loans defaults in 2022 and 2021, respectively, where the loan was modified within the prior twelve months.

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets. The principal balances as of December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Loans serviced for others:
Mortgage loans	$1,127,668	$1,308,672
SBA loans	119,893	138,173
Commercial real estate loans	3,991	4,070
Construction loans	3,677	—

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

Servicing fees net of servicing asset amortization totaled $2.2 million, $684,000 and $2.1 million for the twelve months ended December 31, 2022, 2021 and 2020, respectively. Custodial balances maintained in connection with the foregoing loan servicing (including in non-interest bearing deposits) totaled $7.0 million and $14.3 million as of December 31, 2022 and 2021, respectively.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. During the twelve months ended December 31, 2021, the Company reversed an impairment write-down of $417,000 on mortgage servicing rights.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is netted against loan servicing fee income.

	2022		2021		2020
	Mortgage	SBA	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$8,748	$2,769	$10,529	$3,436	$12,997	$4,086
Additions	532	239	1,920	441	1,422	293
Disposals	(794)	(478)	(2,129)	(646)	(1,513)	(401)
Amortized to expense	(1,132)	(363)	(1,989)	(462)	(1,960)	(542)
Impairment	—	—	417	—	(417)	—
End of period	$7,354	$2,167	$8,748	$2,769	$10,529	$3,436

The fair value of servicing assets for mortgage loans was $18.3 million and $15.4 million as of December 31, 2022 and 2021, respectively. Fair value at December 31, 2022 was determined using a discount rate of 11.10%, average prepayment speed of 7.73%, depending on the stratification of the specific right, and a weighted-average default rate of 0.10%. Fair value at December 31, 2021 was determined using a discount rate of 10.86%, average prepayment speed of 14.04%, depending on the stratification of the specific right, and a weighted-average default rate of 0.10%.

The fair value of servicing assets for SBA loans was $3.5 million and $4.1 million as of December 31, 2022 and 2021, respectively. Fair value at December 31, 2022 was determined using a discount rate of 8.5%, average prepayment speed of 16.79%, depending on the stratification of the specific right, and a weighted-average default rate of 0.37%. Fair value at December 31, 2021 was determined using a discount rate of 8.5% and average prepayment speed of 15.87%, depending on the stratification of the specific right and a weighted-average default rate of 0.61%.

NOTE 7 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

(dollars in thousands)	2022	2021
Land	$8,974	$9,066
Building and improvements	15,523	15,265
Furniture, fixtures, and equipment	8,339	7,575
Leasehold improvements	6,775	6,455
	39,611	38,361
Less accumulated depreciation and amortization	(13,387)	(11,629)
Construction in progress	785	467
	$27,009	$27,199

Depreciation and leasehold amortization expense was $2.0 million, $1.9 million, and $2.0 million for 2022, 2021, and 2020, respectively.

A $757,000 gain on sale of fixed assets was recorded from the sale of a real estate asset during 2022, which was used to house staff while traveling.

NOTE 8 - DEPOSITS

At December 31, 2022 the scheduled maturities of time deposits are as follows:

(dollars in thousands)	December 31, 2022
One year	$1,540,582
Two to three years	21,780
Over three years	1,241
Total	$1,563,603

Brokered time deposits were $255.0 million at December 31, 2022 and $2.4 million at December 31, 2021.

NOTE 9 - LONG-TERM DEBT

In March 2016, the Company issued $50 million of 6.5% fixed-to-floating rate subordinated notes, due March 31, 2026. The interest rate is fixed through March 31, 2021 and floats at 3 month LIBOR plus 516 basis points thereafter. The Company redeemed these subordinated notes on March 31, 2021. The redemption price for the subordinated notes was equal to 100% of principal amount of the notes redeemed, plus any accrued and unpaid interest.

In November 2018, the Company issued $55 million of 6.18% fixed to floating rate subordinated notes, due December 1, 2028. The interest rate is fixed through December 1, 2023 and floats at 3 month LIBOR plus 315 basis points thereafter. The Company can redeem these subordinated notes beginning December 1, 2023. The subordinated notes are considered Tier 2 capital at the Company. The Company allocated $25 million to the Bank as Tier-1 capital.

In March 2021, the Company issued $120 million of 4.00% fixed-to-floating rate subordinated notes, due April 1, 2031. The interest rate is fixed through April 1, 2026 and floats at three month SOFR plus 329 basis points thereafter. The Company can redeem these subordinated notes beginning April 1, 2026. The subordinated notes are considered Tier 2 capital at the Company.

At December 31, 2022 and 2021, respectively, long-term debt was as follows:

	2022		2021
(dollars in thousands)	Principal	Unamortized debt issuance costs	Principal	Unamortized debt issuance costs
6.18% subordinated notes, due December 1, 2028	$55,000	$180	$55,000	$376
4.00% subordinated notes, due April 1, 2031	120,000	1,235	120,000	1,617
Total	$175,000	$1,415	$175,000	$1,993

The following table presents interest and amortization expense the Company incurred for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(dollars in thousands)	2022	2021
Interest Expense:
Interest	$8,199	$7,878
Amortization	578	525

The United Kingdom's Financial Conduct Authority and Intercontinental Exchange Benchmark Administration announced to cease publishing 1-week and 2-month LIBOR rate at the end of 2021 and will cease publishing all other LIBOR tenors at June 30, 2023. After the LIBOR replacement date June 30, 2023, the Company will adopt SOFR with relevant spread adjustment as the alternative reference rate to replace LIBOR with respect to the Company’s subordinated notes and subordinated debentures.

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of TomatoBank and its holding company, TFC Holding Company (“TFC”), the Company acquired the TFC Statutory Trust (the “ TFC Trust”). TFC Trust contained a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC issued $5 million of subordinated debentures to TFC Trust in exchange for ownership of all of the common security of TFC Trust and the proceeds of the preferred securities sold by TFC trust. The Company is not considered the primary beneficiary of TFC trust (variable interest entity), therefore TFC Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security. The Company also purchased an investment in the common stock of the trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month LIBOR plus 1.65%, which was 6.42% as of December 31, 2022 and 1.85% at December 31, 2021.

In October 2018, the Company, through the acquisition of FAIC, acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. FAIC Trust issued 7,000 units of thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7 million to an independent investor, and FAIC issued $7 million of subordinated debentures to FAIC Trust and all of its common securities, amounting to $217,000, which is included in other assets. There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at December 31, 2022, was 7.02% and 2.45% at December 31, 2021.

In January 2020, the Company, through the acquisition of PGBH, acquired PGB Capital Trust I (“PGBH Trust”), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed to floating rate capital securities with an aggregate liquidation amount of $5,000,000 and 155 common securities with an aggregate liquidation amount of $155,000. PGBH issued $5.2 million of subordinated debentures to PGBH Trust in exchange for ownership of all the common securities of PGBH Trust. There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at December 31, 2022 was 6.87% and 2.30% at December 31, 2021.

The Company paid interest expense of $650,000 in 2022, $377,000 in 2021 and $468,000 in 2020. The amount of aggregate amortization expense recognized was $218,000 in 2022, 2021 and, 2020.

For regulatory reporting purposes, the Federal Reserve Board has indicated that the capital securities qualify as Tier I capital of the Company subject to previously specified limitations, until further notice. If regulators make a determination that the capital securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

The United Kingdom's Financial Conduct Authority and Intercontinental Exchange Benchmark Administration announced to cease publishing 1-week and 2-month LIBOR rate at the end of 2021 and will cease publishing all other LIBOR tenors at June 30, 2023. After the LIBOR replacement date June 30, 2023, the Company will adopt SOFR with relevant spread adjustment as the alternative reference rate to replace LIBOR with respect to the Company’s subordinated notes and subordinated debentures.

NOTE 11 - BORROWING ARRANGEMENTS

The Company has established secured and unsecured lines of credit. The Company may borrow funds from time to time on a term or overnight basis from the Federal Home Loan Bank of San Francisco ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB") and other financial institutions as indicated below.

Federal Funds Arrangements with Commercial Banks. As of December 31, 2022 the Company may borrow on an unsecured basis, up to $20.0 million, $10.0 million, $12.0 million and $50.0 million overnight from Zions Bank, Wells Fargo Bank, First Horizon Bank, and Pacific Coast Bankers' Bank, respectively.

Letter of Credit Arrangements. As of December 31, 2022 the Company had an unsecured commercial letter of credit line with Wells Fargo Bank for $2.0 million.

FRB Secured Line of Credit. The secured borrowing capacity with the FRB of $12.0 million at December 31, 2022 is collateralized by loans pledged with a carrying value of $16.8 million.

FHLB Secured Line of Credit and Advances. The secured borrowing capacity with the FHLB of $1.1 billion at December 31, 2022 is pledged by residential and commercial loans with a carrying value of $1.6 billion. At  December 31, 2022, the Company had overnight advances of $70.0 million and long-term (five year original term) advances of $150.0 million at a weighted average rate of 2.28% with the FHLB. The Company paid interest expenses of $2.9 million, $1.8 million and $1.5 million on such FHLB advances for the twelve months ended December 31, 2022, 2021 and 2020. There were no amounts outstanding under any of the other borrowing arrangements above as of December 31, 2022 except FHLB advances maturing in 2025.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income tax expense consists of the following:

(dollars in thousands)	2022	2021	2020
Current:
Federal	$18,315	$16,037	$10,927
State	10,952	9,087	6,602
Total Current	29,267	25,124	17,529

Deferred:
Federal	(1,756)	(1,148)	(1,577)
State	(493)	55	(1,421)
Total Deferred	(2,249)	(1,093)	(2,998)
Total income tax expense	$27,018	$24,031	$14,531

A comparison of the federal statutory income tax rates to the Company's effective income tax rates as of the years ended December 31 follows:

	2022		2021		2020
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory federal tax	$19,182	21.0%	$16,997	21.0%	$9,966	21.0%
State tax, net of federal benefit	8,278	9.1%	7,182	8.9%	4,024	8.5%
Tax-exempt income	(355)	-0.4%	(285)	-0.4%	(192)	-0.4%
Stock-based compensation	(396)	-0.4%	(404)	-0.5%	123	0.3%
Other items, net	309	0.3%	541	0.7%	610	1.2%
Total income tax expense	$27,018	29.6%	$24,031	29.7%	$14,531	30.6%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying balance sheets as of the years ended December 31:

(dollars in thousands)	2022	2021
Deferred tax assets:
Pre-opening expenses	$29	$64
Allowance for loan losses	12,479	9,735
Stock-based compensation	546	781
Off balance sheet reserve	355	367
Operating loss carryforwards	154	606
Unrealized loss on AFS securities	9,614	718
Lease liability	8,149	7,106
Mark to market on held for sale mortgage loans	—	74
State tax	2,426	1,967
Other	888	797
	34,640	22,215
Deferred tax liabilities:
Depreciation	(1,598)	(1,441)
Deferred loan costs	(2,808)	(2,598)
Acquisition accounting fair value adjustments	(3,052)	(3,348)
Mortgage servicing rights	(2,259)	(2,667)
Right of use asset	(7,818)	(6,853)
Other	(128)	(453)
	(17,663)	(17,360)
Net deferred tax assets	$16,977	$4,855

At December 31, 2022, the Company has usable net operating loss carryforwards from acquisitions of approximately $24,000 for federal, $6,000 for California, $1.5 million for New York State and $725,000 for New York City income tax purposes. Net operating loss carry forwards, to the extent not used will begin to expire in 2028. The net operating loss carryforwards were generated through acquisitions, and as a result, are substantially limited by Section 382 of the Internal Revenue Code. Benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carryforward amounts noted above. Based on management's assessment, the Company concluded that no valuation allowance is necessary for the Company's deferred tax assets as of December 31, 2022.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extended several provisions of the CARES Act. As of December 31, 2021, the Company has determined that neither the CARES Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on our effective tax rate. The Company’s net operating losses were not generated during the 2018-2020 period.

The Company is subject to federal income tax and state tax laws of California, New York, New Jersey, Hawaii and Illinois. Income tax returns for the years ended after December 31, 2017 are open to audit by the federal, New York and Illinois authorities and for the years ended after December 31, 2016 are open to audit by California state authorities. The 2020 and 2021 tax returns are open to audit by New Jersey state authorities at December 31, 2022. The Company is currently under tax examination by the state of New York for 2018, 2019 and 2020 New York state returns. The Company expanded operations to the State of Hawaii starting January 14, 2022. No income tax returns are open to audit by Hawaii state authorities at  December 31, 2022.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2022, 2021 and 2020, respectively. The Company has determined that as of December 31, 2022 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the consolidated financial statements.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2022 and 2021, the Company had the following financial commitments whose contractual amount represents credit risk:

	2022		2021
	Fixed	Variable	Fixed	Variable
(dollars in thousands)	Rate	Rate	Rate	Rate
Commitments to make loans	$1,141	$128,680	$1,474	$200,814
Unused lines of credit	13,730	197,314	22,777	229,154
Commercial and similar letters of credit	1,154	867	1,214	—
Standby letters of credit	1,577	1,061	2,042	2,686
Total	$17,602	$327,922	$27,507	$432,654

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

The Company records a liability for lifetime expected losses on off-balance-sheet credit exposure that do not fit the definition of unconditionally cancelable in accordance with ASC 326. The Company uses the loss rate and exposure of default framework to estimate a reserve for unfunded commitments. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default. The off-balance sheet commitment allowance were $1.2 million and $1.2 million as of December 31, 2022 and December 31, 2021, respectively. The provision (benefit) for off-balance sheet commitment expenses were $1.1 million and ($180,000) in 2022 and 2021, respectively.

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

NOTE 14 - LEASES

On January 1, 2021, the Company adopted ASU 2016-02, Leases (Topic 842) and elected the package of practical expedients that permits the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected all of the new standard’s available transition practical expedients, including the short-term lease recognition exemption that includes not recognizing ROU assets or lease liabilities for existing short-term leases, and the practical expedient to not separate lease and non-lease components for all of the Company's leases.

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space, and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate at lease when it is reasonably certain that the Company will exercise those options. The Company's measurement of the ROU assets and operating lease liabilities does not include payments associated with the option to extend or terminate the lease. The ROU lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company did not possess any leases that have variable lease payments or residual value guarantees as of December 31, 2022.

The ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses its incremental borrowing rate to determine the present value of its lease liabilities.

The Company leases several of its operating facilities under various non-cancellable operating leases expiring at various dates through 2037. The Company is also responsible for common area maintenance, taxes, and insurance at the various branch locations.

Future minimum rent payments on the Company’s leases were as follows at December 31, 2022:

(dollars in thousands)
As of December 31, 2022:
2023	$4,469
2024	3,808
2025	3,642
2026	3,736
2027	3,620
Thereafter	9,410
Total	$28,685
Less amount of payment representing interest	(2,162)
Total present value of lease payments	$26,523

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $5.4 million, $5.3 million, and $5.7 million for the twelve months ended December 31, 2022, 2021, and 2020, respectively. The Company received rental income of $548,000, $479,000, and $395,000 for the twelve months ended December 31, 2022, 2021, and 2020, respectively.

In July 2020, the Company signed a lease, commencing on August 1, 2020, on Canal Street in New York City for our New York Bowery branch relocation, and the Canal Street branch opened by December 24, 2021. In January 2020, the Company signed a lease to for a new branch in Edison, New Jersey, which the Company occupied in November 2020. In March 2019, the Company signed a new lease to move its Diamond Bar, California branch to a new location, which opened in January 2021. In January 2022, the Company acquired a new lease through its acquisition of the Hawaii Branch from BOTO. The future payments for all of the new leases are included in the schedule above. The Company recorded $548,000, $479,000, and $395,000 in sub-lease income in 2022, 2021, and 2020, respectively.

The following table presents the operating lease related assets and liabilities recorded on the Consolidated Balance Sheet, and the weighted-average remaining lease terms and discount rates as of  December 31, 2022 and December 31, 2021:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Operating Leases
ROU assets	$25,447	$22,454
Lease liabilities	26,523	23,282

Weighted-average remaining lease term (in years)	7.91	6.84
Weighted-average discount rate	2.19%	1.01%

NOTE 15 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Beginning balance	$8,441	$1,243
New loans and advances	—	10,292
Repayments	(1,572)	$(3,094)
Ending balance	$6,869	$8,441

Outstanding loan commitments to executive officers, directors and their related interests with whom they are associated were $1.6 million and none as of December 31, 2022 and 2021, respectively.

Deposits from principal officers, directors, and their affiliates at December 31, 2022 and 2021 were $88.1 million and $57.6 million.

Several directors and their affiliates own $8.1 million of RBB subordinated debentures as of December 31, 2022 and as of December 31, 2021.

NOTE 16 - STOCK OPTION PLAN

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

Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan

The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the "Amended OSIP") was approved by the Company’s board of directors in  January 2019 and approved by the Company’s shareholders in  May 2022. The Amended OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the Amended OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the Amended OSIP, or 3,848,341 shares. As of  December 31, 2022, there were 1,043,617 shares of common stock available for issuance under the Amended OSIP. This represents 5.5% of the issued and outstanding shares of the Company’s common stock as of December 31, 2022. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The Amended OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The Amended OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

The Company recognized total stock-based compensation expense of $848,000, $1.1 million, and $686,000 in 2022, 2021 and 2020.

The recorded compensation expense for stock option was $300,000, $485,000, and $260,000 and the Company recognized income tax benefit of $587,000, $873,000, and $26,000 for the twelve months ended December 31, 2022, 2021, and 2020, respectively. Unrecognized stock-based compensation expense related to options was $400,000, $635,000, and $476,000 as of December 31, 2022, 2021, and 2020, respectively. Unrecognized stock-based compensation expense will be recognized over a weighted-average period of 1.3 years as of  December 31, 2022.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions presented below for 2022, 2021 and 2020.

	December 2022	May 2022	July 2021	January 2021	July 2020	January 2020
Expected volatility	28.9%	29.5%	31.6%	30.8%	31.8%	28.5%
Expected term (years)	8.0 years	6.0 years	6.0 years	6.0 years	6.0 years	6.0 years
Expected dividends	2.55%	2.52%	1.98%	1.86%	2.48%	1.99%
Risk free rate	4.00%	2.71%	0.48%	0.26%	0.29%	1.31%
Grant date fair value	$6.16	$5.28	$5.69	$4.14	$2.97	$4.61

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

A summary of the status of the Company's stock option plan as of December 31, 2022 and changes during the year ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for shares and per share data)	Shares	Price	Term in years	Value
Outstanding at beginning of year	943,918	$14.66
Granted	40,000	21.24
Exercised	(445,308)	12.30
Forfeited/cancelled	(84,000)	17.77
Outstanding at end of period	454,610	$16.97	4.82	$1,779

Options exercisable	327,605	$16.23	3.39	$1,512

During 2022, there were 40,000 unvested stock options granted with a weighted-average grant date stock price of $21.24 and 54,495 stock options vested with a weighted average grant date stock price of $18.11. During 2022, there were a total of 96,000 stock options forfeited or exercised with weighted average grant date stock price of $17.73, and among those options 66,001 shares were unvested upon forfeiture.

The total fair value of the shares vested was $1.1 million, $1.2 million, and $300,000 in 2022, 2021, and 2020, respectively. The number of unvested stock options were 127,005, 237,500, and 147,500 with a weighted average grant date fair value of $4.69, $4.28, and $4.43 as of December 31, 2022, 2021 and 2020, respectively.

Cash received from the exercise of 445,308 share options was $5.5 million for the period ended December 31, 2022. Cash received from the exercise of 302,744 share options was $3.5 million for the period ended December 31, 2021. Cash received from the exercise of 56,498 share options was $712,000 for the period ended December 31, 2020. The intrinsic value of options exercised was $4.0 million, $3.8 million, and $278,000 in 2022, 2021, and 2020.

The Company did not grant restricted stock in 2022. The Company granted restricted stock for 60,000 shares at a closing price of $17.74 in 2021. These restricted stock awards are scheduled to vest over a three year period from the  January 21, 2021 grant date. Unvested restricted stock of 40,000 shares were forfeited and related unrecognized stock-based compensation expense was reversed on  April 8, 2022, due to a former employee's resignation. As of  December 31, 2022, there were no outstanding restricted stock awards.

The recorded compensation expense for restricted stock was $95,000, $602,000, and $425,000 for the twelve months ended December 31, 2022, 2021, and 2020, respectively. Unrecognized stock-based compensation expense related to restricted stock was zero, $729,000, $266,000 as of December 31, 2022, 2021, and 2020, respectively.

The following table presents restricted stock activity during the twelve months ended December 31, 2022.

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	60,000	$17.74
Vested	(20,000)	17.74
Forfeited/cancelled	(40,000)	17.74
Outstanding at end of period	—	$—

The Company granted 39,497 restricted stock units at a closing price of $27.16 on  January 19, 2022, to its directors and executive officers. These restricted stock units are scheduled to vest over a one year period for shares granted to directors and a three year period for shares granted to executive officers from the grant date. As of  December 31, 2022, there were 14,786 remaining unvested restricted stock units.

The recorded compensation expense for restricted stock units was $453,000 and zero for the years ended  December 31, 2022 and 2021, respectively. Unrecognized stock-based compensation expense related to restricted stock units was $182,000 and zero as of  December 31, 2022 and 2021, respectively. As of  December 31, 2022, unrecognized stock-based compensation expense related to restricted stock units is expected to be recognized over the next 1.5 years. Unvested restricted stock units of 17,261 shares were forfeited and related unrecognized stock-based compensation expense was reversed during 2022.

The following table presents restricted stock unit activity during the twelve months ended  December 31, 2022.

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	—	$—
Granted	39,497	27.16
Vested	(7,450)	27.16
Forfeited/cancelled	(17,261)	27.16
Outstanding at end of period	14,786	$27.16

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes, at December 31, 2022 and December 31, 2021, that the Bank satisfied all capital adequacy requirements to which it is subject.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three year period the day-one adverse regulatory capital effects of ASU 2016-13. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the novel coronavirus disease 2019 ("COVID-19") pandemic. As a result, entities will have the option to gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. Effective January 1, 2022, the Company adopted ASU 2016-13, reflected the full effect of CECL at December 31, 2022, and did not elect the three-year or five-year CECL phase-in options on regulatory capital.

As of December 31, 2022 and 2021, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The following table sets forth RBB Bancorp's consolidated and the Bank's actual capital amounts and ratios and related regulatory requirements for the Bank as of December 31, 2022:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2022:
Tier 1 Leverage Ratio
Consolidated	$446,776	11.67%	$153,116	4.0%	$191,395	5.0%
Bank	569,071	14.89%	152,900	4.0%	191,124	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$432,056	16.03%	$121,291	4.5%	$175,199	6.5%
Bank	569,071	21.14%	121,110	4.5%	174,937	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$446,776	16.58%	$161,722	6.0%	$215,629	8.0%
Bank	569,071	21.14%	161,481	6.0%	215,307	8.0%
Total Risk-Based Capital Ratio
Consolidated	$654,159	24.27%	$215,629	8.0%	$269,537	10.0%
Bank	602,819	22.40%	215,307	8.0%	269,134	10.0%

(1) These ratios are exclusive of the capital conservation buffer.

The following table sets forth RBB Bancorp's consolidated and the Bank's actual capital amounts and ratios and related regulatory requirements for the Bank as of December 31, 2021:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2021:
Tier 1 Leverage Ratio
Consolidated	$410,134	10.21%	$160,642	4.0%	$200,803	5.0%
Bank	499,325	12.45%	160,418	4.0%	200,523	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$395,632	14.86%	$119,841	4.5%	$173,104	6.5%
Bank	499,325	18.80%	119,550	4.5%	172,684	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$410,134	15.40%	$159,788	6.0%	$213,051	8.0%
Bank	499,325	18.80%	159,401	6.0%	212,534	8.0%
Total Risk-Based Capital Ratio
Consolidated	$616,440	23.15%	$213,051	8.0%	$266,314	10.0%
Bank	532,544	20.05%	212,534	8.0%	265,668	10.0%

(1) These ratios are exclusive of the capital conservation buffer.

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

Appraisals for other real estate owned are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. When a Notice of Default is recorded, an appraisal report is ordered. Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals. Commercial appraisals are sent to an independent third party to review. The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value. If the existing appraisal is older than twelve months, a new appraisal report is ordered. No significant adjustments to appraised values have been made as a result of this comparison process as of December 31, 2022.

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

Collateral-dependent individually evaluated loans: Collateral-dependent individually evaluated loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable. There were no loans of this type as of December 31, 2022 and December 31, 2021.

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

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at December 31, 2022 and 2021:

(dollars in thousands)	Fair Value Measurements Using:
December 31, 2022	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$4,495	$—	$4,495
SBA agency securities	—	2,411	—	2,411
Mortgage-backed securities	—	42,928	—	42,928
Collateralized mortgage obligations	—	111,593	—	111,593
Commercial paper	—	49,537	—	49,537
Corporate debt securities	—	37,012	—	37,012
Municipal securities	—	8,854	—	8,854
Forward Mortgage Loan Sale Contracts	—	—	18	18
	$—	$256,830	$18	$256,848
On a non-recurring basis:
Other real estate owned	$—	$—	$577	$577

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$5,610	$—	$5,610
SBA agency securities	—	3,469	—	3,469
Mortgage-backed securities	—	55,025	—	55,025
Collateralized mortgage obligations	—	119,511	—	119,511
Commercial paper	—	129,926	—	129,926
Corporate debt securities	—	42,205	—	42,205
Municipal securities	—	12,514	—	12,514
Interest Rate Lock Contracts	—	—	141	141
Forward Mortgage Loan Sale Contracts	—	—	124	124
	$—	$368,260	$265	$368,525
On a non-recurring basis:
Other real estate owned	$—	$—	$293	$293

Quantitative information about the Company's OREO non-recurring Level 3 fair value measurements as of December 31, 2022 and 2021 is as follows:

OREO consists of two single-family residences with a fair value of $577,000 as of December 31, 2022 and one single-family residence with a fair value of $293,000 as of December 31, 2021. OREO was evaluated by third party appraisals with unobservable input of management adjustment in the range of 5%-6% to reflect current conditions and selling costs.

No write-downs to OREO were recorded in 2022 or 2021.

Interest Rate Lock Commitments: Agreements under which the Company agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Under the agreement, the Company commits to lend funds to a potential borrower (subject to the Company’s approval of the loan) on a fixed or adjustable rate basis, regardless of whether interest rates change in the market, or on a floating rate basis. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancelling or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. The Company is subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. The Company uses best efforts commitments to substantially eliminate these risks. Historical commitment-to-closing ratios are considered to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.

The FASB ASC provides that IRLCs on mortgage loans that will be held for resale are derivatives and must be accounted for at fair value on the balance sheet (if material). FASB ASC Topic 820 – Fair Value Measurements and Disclosures specifies how these derivatives are to be valued. Commitments to originate mortgage loans to be held for investment and other types of loans are generally not derivatives. Consequently, the Company has elected to account for these obligations at fair value.

Forward Mortgage Loan Sale Contracts: The Company is subject to interest rate and price risk on its mortgage loans held for sale from the loan funding date until the date the loan is sold. Best efforts commitments which fix the forward sales price that will be realized in the secondary market are used to eliminate the interest rate and price risk to the Company. To avoid interest rate risk, the Company will enter into FMLSCs at the time they make an interest rate lock commitment to the buyer. They can enter into mortgage loan sales commitments on a “mandatory” or “best efforts” basis. Mandatory commitments provide that the loan must be delivered or the commitment be “paired off”. In general, best efforts commitments provide that the loan be delivered if and when it closes.

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

Loans -- For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of December 31, 2022, and 2021 was measured using an exit price notion.

Mortgage Loans Held for Sale -- The Company records mortgage loans held for sale at fair value based on the net premium received on recent sales of mortgage loans for identical pools of loans.

Equity Securities -- The fair values of the Company’s equity securities are measured based on unobservable inputs at the reporting date, a Level 3 measurement. Equity securities are comprised of affordable housing investment funds and other restricted stocks.

Deposits -- The fair values disclosed for demand deposits, including interest and non-interest demand accounts, savings, and certain types of money market accounts are, by definition based on carrying value. Fair value for fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits. Early withdrawal of fixed-rate certificates of deposit is not expected to be significant

FHLB Advances -- The fair values of the Company’s FHLB Advances are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk, a Level 3 measurement.

Long-Term Debt -- The fair values of the Company’s long-term borrowings are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk, a Level 3 measurement.

Subordinated Debentures -- The fair values of the Company’s subordinated debentures are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk, a Level 3 measurement.

Servicing Rights -- Mortgage and SBA servicing rights are calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan, a Level 3 measurement

Off-Balance Sheet Financial Instruments -- The fair value of commitments to extend credit and standby letters of credit, interest rate lock commitments and forward mortgage loan sales contracts is estimated using the fees currently charged to enter into similar agreements. Unobservable inputs that reflect the Company's own assumptions about the assumptions that market participants would use in pricing an asset or liability. The fair value of these financial instruments is not material.

The fair value hierarchy level and estimated fair value of significant financial instruments at December 31, 2022 and 2021 are summarized as follows:

		December 31, 2022		December 31, 2021
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$83,548	$83,548	$501,372	$501,372
Federal funds sold and other cash equivalents	Level 1	—	—	193,000	193,000
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	256,830	256,830	368,260	368,260
Investment securities - HTM	Level 2	5,729	5,563	6,252	6,577
Mortgage loans held for sale	Level 1	—	—	5,957	6,055
Loans, net	Level 3	3,295,373	3,251,464	2,898,438	2,908,742
Equity securities	Level 3	22,238	22,238	19,992	19,992
Servicing assets	Level 3	9,521	21,712	11,517	19,442
Accrued interest receivable	Level 1/2/3	14,536	14,536	11,278	11,278

		Notional	Fair	Notional	Fair
Derivative assets:		Value	Value	Value	Value
Interest Rate Lock Contracts	Level 3	$—	$—	$8,099	$141
Forward Mortgage Loan Sale Contracts	Level 3	1,179	18	14,296	124

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$2,977,683	$2,960,529	$3,385,532	$3,388,008
FHLB advances	Level 3	220,000	210,470	150,000	143,237
Long-term debt	Level 3	173,585	132,709	173,007	175,773
Subordinated debentures	Level 3	14,720	14,195	14,502	13,991
Accrued interest payable	Level 2/3	3,711	3,711	1,863	1,863

NOTE 20 - EARNINGS PER SHARE ("EPS")

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

	2022		2021		2020
(dollars in thousands except shares and per share data)	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$64,327		$56,906		$32,928
Less: Earnings allocated to participating securities	(34)		(192)		(37)
Shares outstanding		18,965,776		19,455,544		19,565,921
Impact of weighting shares		133,733		(31,995)		197,501
Used in basic EPS	64,293	19,099,509	56,715	19,423,549	32,891	19,763,422
Dilutive effect of outstanding
Stock options		211,477		410,757		158,437
Restricted Stock Unit		21,653		—		—
Used in dilutive EPS	$64,293	19,332,639	$56,715	19,834,306	$32,891	19,921,859

Basic earnings per common share	$3.37		$2.92		$1.66
Diluted earnings per common share	3.33		2.86		1.65

Stock options for zero, zero and 301,500 shares of common stock were not considered in computing diluted earnings per common share for December 31, 2022, 2021 and 2020, respectively, because they were anti-dilutive.

NOTE 21 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	For the Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Non-interest income, in scope (1)
Fees and service charges on deposit accounts	$2,051	$2,367	$1,636
Other fees (2)	677	2,543	832
Other income (3)	2,094	2,157	2,013
Gain on sale of OREO and fixed assets	757	—	—
Total in-scope non-interest income	5,579	7,067	4,481
Non-interest income, not in scope (4)	5,673	11,678	9,559
Total non-interest income	$11,252	$18,745	$14,040

(1)	There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606.
(2)	Other fees consists of wealth management fees, miscellaneous loan fees and postage/courier fees.
(3)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, and OREO income.
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

NOTE 22 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified affordable housing projects in 2016. At December 31, 2022 and December 31, 2021, the balance of the investment for qualified affordable housing projects was $7.6 million and $6.6 million, respectively. This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $2.6 million and $826,000 at December 31, 2022 and December 31, 2021. The Company expects to fulfill these commitments between 2023 and 2038.

During the years ended  December 31, 2022, 2021 and 2020, the Company recognized amortization expense of $1.1 million, $1.0 million, and $979,000, respectively, which was included within income tax expense on the consolidated statements of income.

During the years ended December 31, 2022, 2021 and 2020, the Company recognized tax credits from its investment in affordable housing tax credits of $991,000, $1.0 million and $891,000, respectively. The Company had no impairment losses during the years ended December 31, 2022, 2021 and 2020.

NOTE 23 - PARENT ONLY CONDENSED FINANCIAL INFORMATION

The parent company only condensed balance sheet as of December 31, 2022 and 2021, and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2022, 2021 and 2020 are presented below:

Condensed Balance Sheet

(Dollars in Thousands)	2022	2021
ASSETS
Cash and cash equivalents	$43,718	$77,578
Investment in Bank	621,580	570,610
Investment in RAM	3,049	2,992
Other assets	6,161	4,624
Total assets	$674,508	$655,804

LIABILITIES AND SHAREHOLDERS' EQUITY
Long term debt	173,585	173,007
Subordinated debentures	14,720	14,502
Other liabilities	1,640	1,612
Total liabilities	189,945	189,121
Shareholders' equity:
Common stock	276,912	282,335
Additional paid-in capital	3,361	4,603
Retained earnings	225,883	181,329
Non-controlling interest	72	72
Accumulated other comprehensive loss	(21,665)	(1,656)
Total shareholders' equity	484,563	466,683
Total liabilities and shareholders' equity	$674,508	$655,804

Condensed Statements of Income

(Dollars in Thousands)	2022	2021	2020
Dividend from subsidiaries	$—	$25,000	$29,000
Interest income	52	—	—
Interest expense	9,645	8,999	7,677
Noninterest expense	2,056	1,452	1,292
(Loss)/income before equity in undistributed income of subsidiaries	(11,649)	14,549	20,031
Equity in undistributed income of:
Bank	72,340	39,109	14,053
RAM	57	59	(3,936)
Income before income taxes	60,748	53,717	30,148
Income tax benefit	3,579	3,189	2,780
Net income	64,327	56,906	32,928
Other comprehensive (loss)/income	(20,009)	(2,785)	890
Total comprehensive income	$44,318	$54,121	$33,818

Condensed Statements of Cash Flows

(Dollars in Thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$64,327	$56,906	$32,928
Net amortization of other	796	724	560
Provision for deferred income taxes	(57)	(337)	441
Undistributed income of subsidiaries	(72,397)	(39,168)	(10,116)
Change in other assets and liabilities	216	1,645	(742)
Net cash (used in)/provided by operating activities	(7,115)	19,770	23,071
Cash flows from investment activities:
Net cash acquired in connection with acquisition	—	—	6,634
Purchase of other equity securities, net	(1,663)	(380)	—
Investment in subsidiaries	—	—	(38,895)
Net cash used in investing activities	(1,663)	(380)	(32,261)
Cash flows from financing activities:
Issuance of subordinated debentures, net of issuance costs	—	118,111	—
Redemptions of subordinated debentures	—	(50,000)	—
Dividends paid	(10,736)	(9,947)	(6,567)
Common stock repurchased, net of repurchased costs	(19,822)	(10,540)	(7,851)
Stock options exercised	5,476	3,475	712
Net cash (used in)/provided by financing activities	(25,082)	51,099	(13,706)

(Decrease)/increase in cash and cash equivalents	(33,860)	70,489	(22,896)
Cash and cash equivalents beginning of year	77,578	7,089	29,985
Cash and cash equivalents end of year	$43,718	$77,578	$7,089

NOTE 24 – SUBSEQUENT EVENTS

On January 19, 2023, RBB announced a cash dividend of $0.16 per share for the fourth quarter of 2022. The dividend is payable on February 10, 2023 to common shareholders of record as of January 30, 2023.

NOTE 25 – REPURCHASE OF COMMON STOCK

On June 24, 2019, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 1.0 million shares of our common stock. On April 22, 2021, March 16, 2022, and June 14, 2022, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 500,000 shares, 500,000 shares, and 500,000 shares, respectively, of our common stock. In 2021, the Company repurchased 473,122 shares of common stock for a total of $10.5 million, at an average cost of $22.28. In 2022, the Company repurchased 902,526 shares of common stock for a total of $19.8 million, at an average cost of $21.96. As of December 31, 2022, the Company may repurchase up to 433,124 shares under the repurchase program.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

The Company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2022, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management identified material weaknesses related to the Company’s internal control over financial reporting and, as such, concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The following material weaknesses were identified in the Company’s internal control over financial reporting:

●

The Company failed to design and maintain effective controls with respect to the review, analysis and approval of related party transactions and relied on the completeness and accuracy of director and officer questionnaires. The material weakness resulted in an adjustment to the Company’s related party transaction disclosures as of September 30, 2022 and December 31, 2022.

●

The Company failed to design and maintain effective controls over segregation of duties with respect to the review, posting and approval of journal entries and accounts payable transactions and maintain effective IT access controls around the related system. The material weakness did not result in a misstatement.

●	The Company failed to design and maintain effective controls with respect to the review of various assumptions and judgements within the CECL model including subjective assumptions within the quantitative discounted cash flow calculation and subjective judgements related to qualitative factors and maintain effective IT access controls around the related system. The material weakness did not result in a misstatement.

●	The Company’s control environment failed to demonstrate a commitment to attract, develop, and retain competent individuals in the area of internal control over financial reporting. The material weakness did not result in a misstatement.

The Company has concluded that the existence of these material weaknesses did not result in a material misstatement of the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as initially filed on March 11, 2022.

Crowe LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, a copy of which appears in Item 8.

Remediation Efforts

Subsequent to the period covered by the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, with respect to the material weakness set forth in the first and second bullet points above, and subsequent to the period covered by this Annual Report with respect to the material weaknesses identified in the third and fourth bullet points above, management has been actively engaged in developing remediation plans to address the material weaknesses noted above.

In order to remediate the material weakness related to related party transactions, the Company has enhanced training for those individuals responsible for reporting related party transactions. Further, the Company has and will continue to enhance controls to evaluate the completeness of reported relationships and to flag related party transactions in the Company’s books and records.

In order to remediate the material weakness related to the review, posting and approval of journal entries and accounts payable transactions, the Company has and will continue to enhance controls over the completeness of journal entry and accounts payable reviews to ensure all transactions are independently reviewed by an individual of sufficient authority. Further, the Company will enhance controls over provisioning and periodic monitoring of user access to the related system.

In order to remediate the material weakness related to the CECL model, the Company will enhance its review controls over subjective assumptions within the quantitative factors and the subjective judgments related to qualitative factors. Further, the Company will enhance controls over provisioning and periodic monitoring of user access to the related system.

In order to remediate the material weakness related to the Company’s control environment, the Company will supplement its staff by attracting, maintaining, and developing a sufficient complement of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting.

We believe the actions described above will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. However, the new and enhanced controls have not been designed and/or operated for a sufficient amount of time to conclude that the material weaknesses have been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act other than described above, that occurred during the fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to our directors, executive officers and certain corporate governance practices is contained in our Proxy Statement for our 2023 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2022. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Securities Authorized for Issuance under Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to options outstanding and available under our Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	454,610	$16.97	1,043,617
Equity compensation plans not approved by security holders	—	—	—
Total	454,610	$16.97	1,043,617

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

(1)	The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2022 and 2021.

Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020.

Notes to Consolidated Financial Statements.

(2)

All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(b)	The following exhibits are filed with or incorporated by reference in this Annual Report, and this list includes the Exhibit Index.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of RBB Bancorp (incorporated herein by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (Registration No. 333-219018) filed with the SEC on June 28,2017)

3.2	Bylaws of RBB Bancorp (incorporated herein by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (Registration No. 333-219018) filed with the SEC on June 28, 2017)

3.3	Amendment to Bylaws of RBB Bancorp (incorporated herein by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018)

4.1

Specimen Common Stock Certificate of RBB Bancorp (incorporated herein by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 333-219018) filed with the SEC on June 28, 2017

Instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

4.2	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.1 to our Form 10-K filed with the SEC on December 31, 2019)

10.1

Employment Agreement dated April 12, 2017 between RBB Bancorp, Royal Business Bank and Alan Thian (incorporated herein by reference to Exhibit 10.1 to our Registration Statement on Form S-1 (Registration No. 333-219018) filed on June 28, 2017)*

10.2

Employment Agreement dated April 12, 2017 between RBB Bancorp, Royal Business Bank and David Morris (incorporated herein by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (Registration No. 333-219018) filed on June 28, 2017)*

10.3

Employment Agreement dated April 12, 2017 between RBB Bancorp, Royal Business Bank and Simon Pang (incorporated herein by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (Registration No. 333-219018) filed on June 28, 2017)*

10.4

Employment Agreement, dated April 12, 2017 between RBB Bancorp, Royal Business Bank and Vincent (I-Ming) Liu (incorporated herein by reference to Exhibit 10.4 to our Form 10-K/A filed with the SEC on April 4, 2022)*

10.5

Employment Agreement, dated April 12, 2017 between RBB Bancorp, Royal Business Bank and Jeffrey Yeh (incorporated herein by reference to Exhibit 10.5 to our Form 10-K/A filed with the SEC on April 4, 2022)*

10.6	First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. I-Ming (Vincent) Liu (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)*

10.7	First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. David R. Morris (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)*

10.8	First Amendment of Employment Agreement dated October 22, 2021, between RBB Bancorp, Royal Business Bank and Mr. Simon Pang (incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)*

10.9	First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. Jeffrey Yeh (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)*

10.10	RBB Bancorp 2017 Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on January 21, 2022)*

10.11

Form of Stock Option Award Terms under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (Registration No. 333-219018) filed on June 28, 2017)*

10.12

Form of Stock Appreciation Rights Award under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.13

Form of Deferred Stock Award Agreement under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.14

Form of Restricted Stock Award Agreement under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.15

Form of Performance Award Agreement under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.16

Form of Indemnification Agreements entered into with all of the directors and executive officers of RBB Bancorp (incorporated herein by reference to Exhibit 10.12 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.17

Form of Indemnification Agreement entered into with all of the former directors and executive officers of TFC Holding Company (incorporated herein by reference to Exhibit 10.13 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.18	Form of Restricted Stock Unit Award Agreement for Employees under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.20 to our Form 10-K/A filed with the SEC on April 4, 2022)*

10.19	Form of Restricted Stock Unit Award Agreement for Directors under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 to our Form 10-K/A filed with the SEC on April 4, 2022)*

21.1	Subsidiaries of RBB Bancorp (Reference is made to “Item 1. Business” for the required information.)

23.1	Consent of Crowe LLP

23.2	Consent of Eide Bailly LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of RBB Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on April 7, 2023.

RBB BANCORP

By:	/s/ David R. Morris
Name:	David R. Morris
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. Morris	Director, President, and Chief Executive Officer (principal executive officer)	April 7, 2023
David R. Morris

/s/ Alex Ko	Executive Vice President; Chief Financial Officer (principal financial and accounting officer)	April 7, 2023
Alex Ko

/s/ James W. Kao	Director, Chairman	April 7, 2023
James W. Kao

/s/ Wendell Chen	Director	April 7, 2023
Wendell Chen

/s/ Christina Kao	Director	April 7, 2023
Christina Kao

/s/ Chie-Min (Christopher) Koo	Director	April 7, 2023
Chie-Min (Christopher) Koo

/s/ Joyce Wong Lee	Director	April 7, 2023
Joyce Wong Lee

/s/ Christopher Lin	Director	April 7, 2023
Christopher Lin

/s/ Paul Lin	Director	April 7, 2023
Paul Lin

/s/ Feng (Richard) Lin	Director	April 7, 2023
Feng (Richard) Lin

/s/ Geraldine Pannu	Director	April 7, 2023
Geraldine Pannu