Form 10-Q
period 2023-03-31
RBB Bancorp
filed 2023-05-09
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

Number of shares of common stock of the registrant:  18,992,903 outstanding as of May 4, 2023.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 MARCH 31, 2023 AND DECEMBER 31, 2022

(In thousands, except share amounts)

	(Unaudited)
	March 31,	December 31,
	2023	2022
Assets
Cash and due from banks	$230,703	$83,548
Interest-earning deposits in other financial institutions	600	600
Securities:
Available for sale	293,371	256,830
Held to maturity (fair value of $5,661 and $5,563 at March 31, 2023 and December 31, 2022, respectively)	5,722	5,729
Loans held for investment:
Real estate	3,109,486	3,053,864
Commercial and other	232,839	283,106
Total loans	3,342,325	3,336,970
Unaccreted discount on acquired loans	(1,091)	(1,238)
Deferred loan fees, net	1,182	717
Total loans, net of deferred loan fees and unaccreted discounts on acquired loans	3,342,416	3,336,449
Allowance for credit losses	(43,071)	(41,076)
Net loans	3,299,345	3,295,373

Premises and equipment, net	27,040	27,009
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Net deferred tax assets	16,479	16,977
Cash surrender value of bank owned life insurance (BOLI)	57,645	57,310
Goodwill	71,498	71,498
Servicing assets	9,159	9,521
Core deposit intangibles	3,481	3,718
Right-of-use assets- operating leases	29,931	25,447
Accrued interest and other assets	50,110	50,498
Total assets	$4,110,084	$3,919,058

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 MARCH 31, 2023 AND DECEMBER 31, 2022

(In thousands, except share amounts)

	(Unaudited)
	March 31,	December 31,
	2023	2022
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$672,177	$798,741
Savings, NOW and money market accounts	617,100	615,339
Time deposits $250,000 and under	1,122,687	837,369
Time deposits over $250,000	739,098	726,234
Total deposits	3,151,062	2,977,683

Reserve for unfunded commitments	1,017	1,157
FHLB advances	220,000	220,000
Long-term debt (net of unamortized debt issuance costs of $1,270 and $1,415 at March 31, 2023 and December 31, 2022, respectively)	173,730	173,585
Subordinated debentures	14,774	14,720
Lease liabilities - operating leases	31,078	26,523
Accrued interest and other liabilities	23,666	20,827
Total liabilities	3,615,327	3,434,495

Commitments and contingencies - Note 13

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 18,992,903 shares issued and outstanding at March 31, 2023 and 18,965,776 shares issues and outstanding at December 31, 2022	277,432	276,912
Additional paid-in capital	3,316	3,361
Retained earnings	233,815	225,883
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(19,878)	(21,665)
Total shareholders’ equity	494,757	484,563
Total liabilities and shareholders’ equity	$4,110,084	$3,919,058

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Interest and dividend income:
Interest and fees on loans	$49,942	$37,886
Interest on interest-earning deposits	791	171
Interest on investment securities	2,536	1,007
Dividend income on FHLB stock	265	227
Interest on federal funds sold and other	217	275
Total interest income	53,751	39,566
Interest expense:
Interest on savings deposits, now and money market accounts	2,296	718
Interest on time deposits	13,406	1,574
Interest on subordinated debentures and long-term debt	2,539	2,348
Interest on other borrowed funds	1,409	435
Total interest expense	19,650	5,075
Net interest income	34,101	34,491
Provision for credit losses	2,014	366
Net interest income after provision for credit losses	32,087	34,125
Noninterest income:
Service charges, fees and other	1,257	1,121
Gain on sale of loans	29	1,174
Loan servicing fees, net of amortization	731	432
Unrealized gain (loss) on derivatives	10	(108)
Increase in cash surrender value of life insurance	335	325
	2,362	2,944
Noninterest expense:
Salaries and employee benefits	9,864	9,369
Occupancy and equipment expenses	2,398	2,206
Data processing	1,299	1,258
Legal and professional	3,013	1,006
Office expenses	375	293
Marketing and business promotion	300	307
Insurance and regulatory assessments	504	441
Core deposit premium	237	279
Other expenses	921	902
	18,911	16,061
Income before income taxes	15,538	21,008
Income tax expense	4,568	6,391
Net income	$10,970	$14,617

Net income per share
Basic	$0.58	$0.75
Diluted	0.58	0.74

Weighted-average common shares outstanding
Basic	18,985,846	19,377,407
Diluted	19,049,685	19,799,323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$10,970	$14,617

Other comprehensive gain/(loss):
Unrealized gain/(loss) on securities available for sale:	2,577	(12,557)

Related income tax effect:	(790)	3,889

Total other comprehensive gain/(loss)	1,787	(8,668)

Total comprehensive income	$12,757	$5,949

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at January 1, 2023	18,965,776	$276,912	$3,361	$225,883	$72	$(21,665)	$484,563
Net income	—	—	—	10,970	—	—	10,970
Stock-based compensation	—	—	316	—	—	—	316
Restricted stock unit vested	17,974	361	(361)	—	—	—	—
Cash dividends on common stock ($0.16 per share)	—	—	—	(3,038)	—	—	(3,038)
Stock options exercised	9,153	159	—	—	—	—	159
Other comprehensive gain/(loss), net of taxes	—	—	—	—	—	1,787	1,787
Balance at March 31, 2023	18,992,903	$277,432	$3,316	$233,815	$72	$(19,878)	$494,757

Balance at January 1, 2022	19,455,544	$282,335	$4,603	$181,329	$72	$(1,656)	$466,683
Cumulative effect of change in accounting principle related to ASC 326 (1)	—	—	—	(2,204)	—	—	(2,204)
Net income	—	—	—	14,617	—	—	14,617
Stock-based compensation	—	—	257	—	—	—	257
Restricted stock vested	—	355	(355)	—	—	—	—
Cash dividends on common stock ($0.14 per share)	—	—	—	(2,724)	—	—	(2,724)
Stock options exercised	25,763	507	(113)	—	—	—	394
Repurchase of common stock	(233,337)	(3,361)	—	(2,373)	—	—	(5,734)
Other comprehensive gain/(loss), net of taxes	—	—	—	—	—	(8,668)	(8,668)
Balance at March 31, 2022	19,247,970	$279,836	$4,392	$188,645	$72	$(10,324)	$462,621

(1) Represents the impact of the adoption of Accounting Standards Update ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) on January 1, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating activities
Net income	$10,970	$14,617
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization of premises and equipment	504	494
Net accretion of securities, loans, deposits, and other	(629)	(70)
Amortization of investment in affordable housing tax credits	282	255
Amortization of intangible assets	609	1,210
Amortization of right-of-use asset	1,280	1,290
Change in operating lease liabilities	(1,209)	(1,256)
Provision for credit losses	2,014	366
Stock-based compensation	316	257
Deferred tax benefit	(293)	(244)
Gain on sale of loans	(29)	(1,174)
Increase in cash surrender value of life insurance	(335)	(325)
Loans originated and purchased for sale, net	(831)	(24,015)
Proceeds from loans sold	991	36,271
Other items	3,178	5,480
Net cash provided by operating activities	16,818	33,156
Investing activities
Securities available for sale:
Purchases	(87,070)	(185,335)
Maturities, prepayments and calls	53,838	120,537
(Purchase)/distribution of other equity securities, net	(222)	16
Net increase of investment in qualified affordable housing projects	(24)	(3)
Net increase in loans	(6,124)	(76,643)
Net cash received in connection with a branch purchase	—	71,352
Purchases of premises and equipment	(524)	(725)
Net cash used in investing activities	(40,126)	(70,801)
Financing activities
Net decrease in demand deposits and savings accounts	(124,803)	(256,038)
Net increase (decrease) in time deposits	298,145	(42,858)
Advances on short-term FHLB advances	80,000	—
Repays of short-term FHLB Advances	(80,000)	—
Cash dividends paid	(3,038)	(2,724)
Common stock repurchased, net of repurchased costs	—	(5,734)
Exercise of stock options	159	394
Net cash provided by (used in) financing activities	170,463	(306,960)
Net increase (decrease) in cash and cash equivalents	147,155	(344,605)
Cash and cash equivalents at beginning of period	83,548	694,372
Cash and cash equivalents at end of period	$230,703	$349,767
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$18,700	$3,020
Taxes refunded	(46)	(125)
Non-cash investing and financing activities:
Loans transfer to held for sale, net	132	8,697
Additions to servicing assets	10	462
Net change in unrealized holding gain on securities available for sale	2,577	(12,557)
Recognition of operating lease right-of-use assets	(5,764)	(1,287)
Recognition of operating lease liabilities	5,764	1,287
Acquisition:
Assets acquired, net of cash received	—	8,183
Liabilities assumed	—	81,790
Cash considerations	—	(71,040)
Goodwill	—	2,255

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

At March 31, 2023, the Company had total consolidated assets of $4.1 billion, gross consolidated loans of $3.3 billion, total consolidated deposits of $3.2 billion and total consolidated shareholders' equity of $494.8 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides business-banking services to the Asian-American communities in Los Angeles County, Orange County and Ventura County in California, in Las Vegas, Nevada, the New York City metropolitan areas, Edison, New Jersey, Chicago, Illinois, and Honolulu, Hawaii. Specific services include remote deposit, E-banking, mobile banking, commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts.

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

The Company generates its revenue primarily from interest received on loans and, to a lesser extent, from interest received on investment securities. The Company also derives income from noninterest sources, such as fees received in connection with various lending and deposit services, loan servicing, gain on sales of loans and wealth management services. The Company’s principal expenses include interest expense on deposits and borrowings, and operating expenses, such as salaries and employee benefits, occupancy and equipment, data processing, and income tax expense.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2022, included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2022 (our “2022 Annual Report”).

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in "Note 2 – Basis of Presentation and Summary of Significant Policies" in our consolidated financial statements as of and for the year ended December 31, 2022, included in our 2022 Annual Report. The Financial Accounting Standards Board ("FASB") issues Accounting Standards Updates ("ASU" or “Update”) and Accounting Standards Codifications (“ASC”), which are the primary source of GAAP.

Recent Accounting Pronouncements

Recently adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (Topic 326), including subsequent amendments to this ASU. This ASU changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held to maturity securities, loan commitments, and financial guarantees. For available for sale (“AFS”) debt securities with unrealized losses are recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. On December 31, 2022, the Company retroactively adopted CECL effective  January 1, 2022 as the Company's status as an emerging growth company expired as of December 31, 2022. A one-time cumulative adjustment of $2.1 million was made to the Company's allowance for credit losses which was recorded through retained earnings upon adoption of ASU 2016-13 as of January 1, 2022.

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
Shareholders' equity:
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

In February 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update)”. This is an amendment to add the SEC Staff guidance on CECL to the FASB codification. It contains guidance on what the SEC would expect the Company to perform and document when measuring and recording its allowance for credit losses for financial assets recorded at amortized cost. The Company retroactively adopted CECL on January 1, 2022.

In  October 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities", to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance as if the acquirer had originated the contract. That is, such acquired contracts will not be measured at fair value. The ASU is potentially material to the Company, depending on the materiality of an acquired contract asset or liability. The Update is effective for public companies in fiscal years starting after  December 15, 2022. The Company adopted ASU 2021-08 on January 1, 2023 and the adoption did not have a material impact on the Company's consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments—Credit Losses (Topic 326)". The standard addresses the following: (1) eliminates the accounting guidance for troubled debt restructurings ("TDRs"), and will require an entity to determine whether a modification results in a new loan or a continuation of an existing loan, (2) expands disclosures related to modifications, and (3) will require disclosure of current period gross write-offs of financing receivables within the vintage disclosures table. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. Early adoption of the amendments in this ASU is permitted. An entity may elect to early adopt the amendments regarding TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company adopted ASU 2022-02 on January 1, 2023 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently issued not yet effective

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate (“SOFR”). This pronouncement is applicable to all companies with contracts or hedging relationships that reference an interest rate that is expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time. For contract modifications, companies can account for the modification as a continuation of the existing contract without additional analysis. For held-to-maturity (“HTM”) debt securities, one-time sale and/or transfer to available-for-sale or trading may be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. Regarding the effective date and transition: (1) companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 (e.g. January 1, 2020 for calendar year-end companies) or any date thereafter, (2) the ASU applies prospectively to contract modifications and hedging relationships, and (3) the one-time election to sell and/or transfer debt securities classified as HTM may be made at any time after March 12, 2020. The optional relief generally does not apply to contract modifications made, sales and transfers of HTM debt securities, and hedging relationships entered into or evaluated after December 31, 2022. The guidance was effective upon issuance and generally can be applied through December 31, 2022. The LIBOR termination deadline (except for the 1-week and 2-month indexes) is June 30, 2023. No LIBOR indexed loans are being originated. The Company's current plan is to convert LIBOR to SOFR for all loans indexed under LIBOR by June 30, 2023. Of the Company’s $3.3 billion in total gross loans as of March 31, 2023, approximately 4.8% have a LIBOR based reference rate. The Company has several issuances of LIBOR based long-term debt and subordinated debentures. Refer to Notes 9 and 10 of the Company’s consolidated financial statements included in this Form 10-Q. After the LIBOR replacement date of June 30, 2023, the Company will adopt SOFR with relevant spread adjustment as the alternative reference rate to replace LIBOR with respect to the Company’s subordinated notes and subordinated debentures.

In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Topic 848, which was established by the previously issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, provides relief to entities during the reference rate’s temporary transition period by providing optional expedients and exceptions for applying generally accepted accounting principles to certain contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued. Since ASU 2020-04 was issued, the UK Financial Conduct Authority delayed the intended cessation date of certain tenors of US LIBOR to June 30, 2023, which is beyond the current sunset date of Topic 848. The new ASU defers the sunset date accordingly to continue to provide the intended relief. The Company adopted ASU 2022-06 during 2022 with no material impact to the Company’s consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820)—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions". This pronouncement clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 will be effective for the Company on  January 1, 2024. Adoption of ASU 2022-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323)". This update permits reporting entities to elect to account for their tax equity investments using the proportional amortization method if certain conditions are met. It requires that a liability to be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. The reporting entity needs to disclose the nature of its tax equity investments and the effect of its tax equity investments on its financial position and results of operations. ASU 2023-02 will be effective for the Company in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of ASU 2023-02 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3 – ACQUISITIONS

Honolulu, Hawaii Branch Purchase

On January 14, 2022, the Bank completed the acquisition of the Honolulu, Hawaii branch office from Bank of the Orient ("BOTO Honolulu Branch"). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of January 14, 2022. The total fair value of assets acquired approximated $8.5 million, which included $312,000 in cash and cash equivalents, $7.4 million in selected performing loans, $729,000 in core deposit intangible assets and $64,000 in other assets. The total fair value of liabilities assumed was $81.8 million, which included $81.7 million in deposits, $27,000 in certificate of deposit premium, and $90,000 in other liabilities. The Bank received $71.0 million in cash in connection with the acquisition which represented consideration for the deposits assumed by the Bank, partially offset by the purchase price of the assets acquired and the premium paid.

The Company acquired the BOTO Honolulu Branch to strategically establish a presence in the Hawaiian Islands area. Goodwill in the amount of $2.3 million and core deposit premium of $729,000 was recognized in connection with this acquisition. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed in connection with the acquisition of the BOTO Honolulu Branch as of January 14, 2022 and the fair value adjustments and amounts recorded by the Company under the acquisition method of accounting:

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

The loan portfolio of the BOTO Honolulu Branch was recorded at fair value at the date of acquisition with the assistance of a third-party valuation. A valuation of the loan portfolio was performed as of the acquisition date to assess the fair value of the loan portfolio. The loan portfolio was segmented into two groups; loans with credit deterioration and loans without credit deterioration, and then split further by loan type. There were no loans acquired with credit deterioration. The fair value was calculated on an individual loan basis using a discounted cash flow analysis. The discount rate utilized was based on a weighted average cost of capital, considering the cost of equity and cost of debt. Also factored into the fair value estimates were loss rates, recovery period and prepayment rates based on industry standards.

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

Third-party acquisition related expenses are recognized as incurred and continue until the acquired system is converted and operational functions become fully integrated. The Company incurred third-party acquisition related expenses in the consolidated statements of income for the periods indicated in the expense item “Merger expenses”.

Agreement to Acquire Gateway Bank, F.S.B.

On December 28, 2021, the Company announced that it entered into a definitive agreement to acquire Gateway Bank in a cash transaction valued at approximately $22.9 million, subject to certain terms and conditions, including customary holdbacks if certain contingencies are not met, and other possible adjustments as contained in the definitive agreement. Principally serving the Asian-American communities in the San Francisco Bay Area, Gateway Bank has one branch located in Oakland’s Chinatown neighborhood, offering consumer and business banking and loan products and services. The expiration of the agreement has been extended to September 30, 2023 and the acquisition is subject to several conditions, including the receipt of all requisite regulatory approvals.

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) debt securities and held to maturity (“HTM”) debt securities as of  March 31, 2023 and December 31, 2022, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2023	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$4,686	$—	$(453)	$4,233
SBA agency securities	2,566	—	(197)	2,369
Mortgage-backed securities: residential	43,778	—	(6,059)	37,719
Mortgage-backed securities: commercial	4,864	—	(16)	4,848
Collateralized mortgage obligations: residential	86,145	38	(11,936)	74,247
Collateralized mortgage obligations: commercial	47,171	1	(2,528)	44,644
Commercial paper	79,518	3	(67)	79,454
Corporate debt securities	40,663	—	(4,033)	36,630
Municipal securities	12,661	—	(3,434)	9,227
Total	$322,052	$42	$(28,723)	$293,371

Held to maturity
Municipal taxable securities	$1,002	$8	$(2)	$1,008
Municipal securities	4,720	—	(67)	4,653
Total	$5,722	$8	$(69)	$5,661

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,012	$—	$(517)	$4,495
SBA agency securities	2,634	—	(223)	2,411
Mortgage-backed securities: residential	44,809	—	(6,752)	38,057
Mortgage-backed securities: commercial	4,887	—	(16)	4,871
Collateralized mortgage obligations: residential	82,759	—	(12,856)	69,903
Collateralized mortgage obligations: commercial	44,591	—	(2,901)	41,690
Commercial paper	49,551	2	(16)	49,537
Corporate debt securities	41,176	1	(4,165)	37,012
Municipal securities	12,669	—	(3,815)	8,854
Total	$288,088	$3	$(31,261)	$256,830

Held to maturity
Municipal taxable securities	$1,003	$7	$(3)	$1,007
Municipal securities	4,726	—	(170)	4,556
Total	$5,729	$7	$(173)	$5,563

One security with a fair value of $74,000 and $76,000 at March 31, 2023 and December 31, 2022, respectively, was pledged to secure a local agency deposit.

There were no sales of investment securities during the three months ended March 31, 2023 and 2022, respectively.

Accrued interest receivable for investment debt securities at March 31, 2023 and December 31, 2022 totaled $816,000 and $810,000, respectively.

The amortized cost and fair value of the investment securities portfolio at March 31, 2023 and December 31, 2022 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
March 31, 2023
Government agency securities	$—	$—	$4,686	$4,233	$—	$—	$—	$—	$4,686	$4,233
SBA agency securities	—	—	2,566	2,369	—	—	—	—	2,566	2,369
Mortgage-backed securities: residential	—	—	12,737	11,469	20,946	18,082	10,095	8,168	43,778	37,719
Mortgage-backed securities: commercial	—	—	4,864	4,848	—	—	—	—	4,864	4,848
Collateralized mortgage obligations: residential	—	—	15,565	14,789	70,580	59,458	—	—	86,145	74,247
Collateralized mortgage obligations: commercial	2,963	2,964	16,124	14,475	28,084	27,205	—	—	47,171	44,644
Commercial paper	79,518	79,454	—	—	—	—	—	—	79,518	79,454
Corporate debt securities	3,705	3,700	13,921	13,372	20,381	17,641	2,656	1,917	40,663	36,630
Municipal securities	—	—	—	—	—	—	12,661	9,227	12,661	9,227
Total available for sale	$86,186	$86,118	$70,463	$65,555	$139,991	$122,386	$25,412	$19,312	$322,052	$293,371

Municipal taxable securities	$501	$498	$501	$510	$—	$—	$—	$—	$1,002	$1,008
Municipal securities	—	—	—	—	1,738	1,713	2,982	2,940	4,720	4,653
Total held to maturity	$501	$498	$501	$510	$1,738	$1,713	$2,982	$2,940	$5,722	$5,661
(dollars in thousands)
December 31, 2022
Government agency securities	$—	$—	$5,012	$4,495	$—	$—	$—	$—	$5,012	$4,495
SBA agency securities	—	—	2,634	2,411	—	—	—	—	2,634	2,411
Mortgage-backed securities: residential	—	—	13,013	11,598	29,114	24,361	2,682	2,098	44,809	38,057
Mortgage-backed securities: commercial	—	—	4,887	4,871	—	—	—	—	4,887	4,871
Collateralized mortgage obligations: residential	—	—	20,687	19,646	62,072	50,257	—	—	82,759	69,903
Collateralized mortgage obligations: commercial	—	—	16,382	14,644	28,209	27,046	—	—	44,591	41,690
Commercial paper	49,551	49,537	—	—	—	—	—	—	49,551	49,537
Corporate debt securities	3,705	3,706	11,355	10,806	23,454	20,662	2,662	1,838	41,176	37,012
Municipal securities	—	—	—	—	—	—	12,669	8,854	12,669	8,854
Total available for sale	$53,256	$53,243	$73,970	$68,471	$142,849	$122,326	$18,013	$12,790	$288,088	$256,830

Municipal taxable securities	$501	$498	$502	$509	$—	$—	$—	$—	$1,003	$1,007
Municipal securities	—	—	—	—	1,739	1,692	2,987	2,864	4,726	4,556
Total held to maturity	$501	$498	$502	$509	$1,739	$1,692	$2,987	$2,864	$5,729	$5,563

The following tables show the related fair value and the gross unrealized losses of the Company's investment securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2023, and December 31, 2022:

	Less than Twelve Months		Twelve Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2023
Government agency securities	$—	$—	$4,233	$(453)	$4,233	$(453)
SBA securities	—	—	2,369	(197)	2,369	(197)
Mortgage-backed securities: residential	4,733	(191)	32,986	(5,868)	37,719	(6,059)
Mortgage-backed securities: commercial	4,848	(16)	—	—	4,848	(16)
Collateralized mortgage obligations: residential	25,853	(927)	43,380	(11,009)	69,233	(11,936)
Collateralized mortgage obligations: commercial	—	—	41,680	(2,528)	41,680	(2,528)
Commercial paper	69,476	(67)	—	—	69,476	(67)
Corporate debt securities	15,554	(429)	21,075	(3,604)	36,629	(4,033)
Municipal securities	—	—	9,227	(3,434)	9,227	(3,434)
Total available for sale	$120,464	$(1,630)	$154,950	$(27,093)	$275,414	$(28,723)

Municipal taxable securities	$498	$(2)	$—	$—	$498	$(2)
Municipal securities	3,440	(47)	411	(20)	3,851	(67)
Total held to maturity	$3,938	$(49)	$411	$(20)	$4,349	$(69)

	Less than Twelve Months		Twelve Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Government agency securities	$354	$(24)	$4,141	$(493)	$4,495	$(517)
SBA securities	2,411	(223)	—	—	2,411	(223)
Mortgage-backed securities: residential	5,535	(362)	32,522	(6,390)	38,057	(6,752)
Mortgage-backed securities: commercial	4,871	(16)	—	—	4,871	(16)
Collateralized mortgage obligations: residential	27,050	(1,842)	39,815	(11,014)	66,865	(12,856)
Collateralized mortgage obligations: commercial	18,741	(790)	22,949	(2,111)	41,690	(2,901)
Commercial paper	39,624	(16)	—	—	39,624	(16)
Corporate debt securities	22,977	(1,843)	10,330	(2,322)	33,307	(4,165)
Municipal securities	—	—	8,854	(3,815)	8,854	(3,815)
Total available for sale	$121,563	$(5,116)	$118,611	$(26,145)	$240,174	$(31,261)

Municipal taxable securities	$498	$(3)	$—	$—	$498	$(3)
Municipal securities	4,556	(170)	—	—	4,556	(170)
Total held to maturity	$5,054	$(173)	$—	$—	$5,054	$(173)

The securities that were in an unrealized loss position at March 31, 2023 and December 31, 2022, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. The allowance for credit losses on HTM securities was immaterial, and was less than $1,000 at March 31, 2023 and  December 31, 2022.

The Company concluded that the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company's knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell securities that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of March 31, 2023 and December 31, 2022, against AFS securities, and there was no provision for credit losses recognized for the three months ended March 31, 2023 and the year ended December 31, 2022.

Equity Securities - The Company has several Community Reinvestment Act ("CRA") equity investments. The Company recorded no gain nor loss for the three months ended March 31, 2023 and  March 31, 2022. CRA equity securities were $22.2 million as of March 31, 2023 and December 31, 2022.

NOTE 5 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

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

The types of loans in the Company's consolidated balance sheets as of March 31, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	March 31, 2023	December 31, 2022
Loans:(1)
Real Estate:
Construction and land development	281,203	276,876
Commercial real estate (2)	1,288,188	1,312,132
Single-family residential mortgages	1,539,982	1,464,108
Commercial:
Commercial and industrial	156,023	201,223
SBA	58,531	61,411
Other:
Other loans	18,489	20,699
Total loans (1)	$3,342,416	$3,336,449
Allowance for credit losses	(43,071)	(41,076)
Total loans, net	$3,299,345	$3,295,373

(1) Net of discounts and deferred fees and costs.
(2) Includes non-farm and non-residential real estate loans, multifamily residential and 1-4 family single family residential loans for a business purpose

Allowance for Credit Losses

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

The Company’s DCF methodology incorporates a probability of default, loss given default and exposure at default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. The use of reasonable and supportable forecasts requires significant judgment, such as selecting unemployment forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management estimates the allowance balance required using past loan loss experience from peers with similar portfolio sizes and geographic locations to the Company, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The Company’s CECL methodology utilizes a four-quarter reasonable and supportable forecast period, and a four-quarter reversion period. The Company is using the Federal Open Market Committee to obtain forecasts for the unemployment rate, while reverting to a long-run average of each considered economic factor.

The Company uses both internal and external qualitative factors within the CECL model: lending policies, procedures, and strategies; economic conditions; changes in nature and volume of the portfolio; credit staffing and administration experience; problem loan trends; loan review results; collateral values; concentrations; and regulatory and business environment. During the first quarter of 2023, the Company recorded an increase of $2.0 million to allowance for credit losses and a decrease of $140,000 to allowance for unfunded commitments compared to an increase of $2.5 million to allowance for credit losses and an increase of $1.0 million to allowance for unfunded commitments during the first quarter of 2022.

The following tables present the balance and activity related to the allowance for credit losses for held for investment loans by type for the periods presented.

	For the Three Months Ended March 31,
	2023				2022
(dollars in thousands)	Real Estate	Commercial	Other	Total	Real Estate	Commercial	Other	Total
Allowance for credit losses:
Beginning balance	$37,935	$2,425	$716	$41,076	$28,592	$3,793	$527	$32,912
ASU 2016-13 Transition Adjustment	—	—	—	—	1,612	(604)	1,127	2,135
Adjusted beginning balance	$37,935	$2,425	$716	$41,076	$30,204	$3,189	$1,654	$35,047
Provisions	2,413	(253)	(8)	2,152	430	(53)	(11)	366
Charge-offs	(93)	—	(68)	(161)	—	—	(47)	(47)
Recoveries	—	1	3	4	—	60	1	61
Ending allowance balance	$40,255	$2,173	$643	$43,071	$30,634	$3,196	$1,597	$35,427

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

The following table summarizes the Company's loan held for investment as of March 31, 2023 and December 31, 2022 by loan portfolio segments, risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from the term loans by vintage year columns.

(dollars in thousands)	Term Loan by Vintage
March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:
Construction and land development
Pass	$130,446	$61,091	$19,865	$3,925	$199	$38	$—	$—	$215,564
Special mention	65,498	—	—	—	—	—	—	—	65,498
Substandard	—	—	—	—	—	141	—	—	141
Doubtful	—	—	—	—	—	—	—	—	—
Total	$195,944	$61,091	$19,865	$3,925	$199	$179	$—	$—	$281,203
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$22,956	$458,101	$264,749	$196,868	$102,014	$187,482	$—	$—	$1,232,170
Special mention	—	—	—	—	6,081	—	—	—	6,081
Substandard	1,550	12,281	—	10,502	2,319	23,285	—	—	49,937
Doubtful	—	—	—	—	—	—	—	—	—
Total	$24,506	$470,382	$264,749	$207,370	$110,414	$210,767	$—	$—	$1,288,188
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Single-family residential mortgages
Pass	$107,481	$627,266	$252,131	$132,397	$94,300	$300,414	$2,760	$—	$1,516,749
Special mention	—	—	—	—	—	8,696	—	—	8,696
Substandard	—	—	—	5,606	—	8,815	98	—	14,519
Doubtful	—	—	—	18	—	—	—	—	18
Total	$107,481	$627,266	$252,131	$138,021	$94,300	$317,925	$2,858	$—	$1,539,982
YTD period charge-offs	$—	$—	$—	$(93)	$—	$—	$—	$—	$(93)
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$(93)	$—	$—	$—	$—	$(93)
Commercial:
Commercial and industrial									—
Pass	$226	$3,809	$7,272	$4,198	$3,231	$7,038	$114,468	$—	$140,242
Special mention	—	—	—	—	—	7,294	398	—	7,692
Substandard	—	—	—	1,571	14	299	6,198	—	8,082
Doubtful	—	—	—	—	—	—	7	—	7
Total	$226	$3,809	$7,272	$5,769	$3,245	$14,631	$121,071	$—	$156,023
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA
Pass	$2,842	$11,192	$10,417	$6,232	$4,638	$17,401	$—	$—	$52,722
Special mention	—	—	329	—	—	733	—	—	1,062
Substandard	—	—	—	—	88	4,656	—	—	4,744
Doubtful	—	—	—	—	—	3	—	—	3
Total	$2,842	$11,192	$10,746	$6,232	$4,726	$22,793	$—	$—	$58,531
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	1	—	—	1
Net	$—	$—	$—	$—	$—	$1	$—	$—	$1
Other:
Pass	$214	$3,575	$12,817	$1,268	$70	$4	$276	$—	$18,224
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	204	51	10	—	—	—	—	265
Doubtful	—	—	—	—	—	—	—	—	—
Total	$214	$3,779	$12,868	$1,278	$70	$4	$276	$—	$18,489
YTD period charge-offs	$—	$—	$(68)	$—	$—	$—	$—	$—	$(68)
YTD period recoveries	—	—	3	—	—	—	—	—	3
Net	$—	$—	$(65)	$—	$—	$—	$—	$—	$(65)
Total by risk rating:
Pass	$264,165	$1,165,034	$567,251	$344,888	$204,452	$512,377	$117,504	$—	$3,175,671
Special mention	65,498	—	329	—	6,081	16,723	398	—	89,029
Substandard	1,550	12,485	51	17,689	2,421	37,196	6,296	—	77,688
Doubtful	—	—	—	18	—	3	7	—	28
Total loans	$331,213	$1,177,519	$567,631	$362,595	$212,954	$566,299	$124,205	$—	$3,342,416
Net (charge-offs)/recoveries	$—	$—	$(65)	$(93)	$—	$1	$—	$—	$(157)

(dollars in thousands)	Term Loan by Vintage
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:
Construction and land development
Pass	$125,216	$52,262	$99,016	$201	$—	$40	$—	$—	$276,735
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	141	—	—	141
Doubtful	—	—	—	—	—	—	—	—	—
Total	$125,216	$52,262	$99,016	$201	$—	$181	$—	$—	$276,876
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$479,304	$293,058	$195,051	$110,442	$73,013	$117,068	$—	$—	$1,267,936
Special mention	—	—	9,280	—	—	—	—	—	9,280
Substandard	287	—	8,652	2,329	222	23,426	—	—	34,916
Doubtful	—	—	—	—	—	—	—	—	—
Total	$479,591	$293,058	$212,983	$112,771	$73,235	$140,494	$—	$—	$1,312,132
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Single-family residential mortgages
Pass	$637,893	$255,529	$137,964	$96,355	$134,415	$182,893	$2,992	$—	$1,448,041
Special mention	—	—	—	—	3,925	—	—	—	3,925
Substandard	—	—	3,954	—	7,631	452	105	—	12,142
Doubtful	—	—	—	—	—	—	—	—	—
Total	$637,893	$255,529	$141,918	$96,355	$145,971	$183,345	$3,097	$—	$1,464,108
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial:
Commercial and industrial									—
Pass	$8,038	$7,513	$4,448	$3,470	$1,016	$8,827	$129,483	$86	$162,881
Special mention	—	5,987	—	—	1,638	17,805	3,577	—	29,007
Substandard	—	—	1,600	16	—	339	7,380	—	9,335
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,038	$13,500	$6,048	$3,486	$2,654	$26,971	$140,440	$86	$201,223
YTD period charge-offs	$—	$—	$—	$(5)	$—	$—	$—	$—	$(5)
YTD period recoveries	—	—	—	—	—	2	—	—	2
Net	$—	$—	$—	$(5)	$—	$2	$—	$—	$(3)
SBA
Pass	$14,922	$10,664	$6,496	$4,688	$2,579	$16,793	$—	$—	$56,142
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	91	1,017	4,161	—	—	5,269
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,922	$10,664	$6,496	$4,779	$3,596	$20,954	$—	$—	$61,411
YTD period charge-offs	$—	$—	$—	$—	$—	$(14)	$—	$—	$(14)
YTD period recoveries	—	—	—	—	—	227	—	—	227
Net	$—	$—	$—	$—	$—	$213	$—	$—	$213
Other:
Pass	$4,224	$14,684	$1,505	$90	$7	$—	$26	$—	$20,536
Special mention	—	—	—	—	—	—	—	—	—
Substandard	105	48	10	—	—	—	—	—	163
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,329	$14,732	$1,515	$90	$7	$—	$26	$—	$20,699
YTD period charge-offs	$—	$(237)	$—	$—	$—	$—	$—	$—	$(237)
YTD period recoveries	—	27	2	—	—	—	—	—	29
Net	$—	$(210)	$2	$—	$—	$—	$—	$—	$(208)
Total by risk rating:
Pass	$1,269,597	$633,710	$444,480	$215,246	$211,030	$325,621	$132,501	$86	$3,232,271
Special mention	—	5,987	9,280	—	5,563	17,805	3,577	—	42,212
Substandard	392	48	14,216	2,436	8,870	28,519	7,485	—	61,966
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$1,269,989	$639,745	$467,976	$217,682	$225,463	$371,945	$143,563	$86	$3,336,449
Net (charge-offs)/recoveries	$—	$(210)	$2	$(5)	$—	$215	$—	$—	$2

The following tables present the aging of the recorded investment in past due loans at March 31, 2023 and December 31, 2022 by class of loans. Past due loans presented in tables below also include non-accrual loans.

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
March 31, 2023	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$141	$141	$281,062	$281,203	$141
Commercial real estate	513	13,217	1,137	14,867	1,273,321	1,288,188	13,418
Single-family residential mortgages	16,223	—	2,640	18,863	1,521,119	1,539,982	8,745
Commercial:
Commercial and industrial	93	68	7	168	155,855	156,023	692
SBA	912	—	1,210	2,122	56,409	58,531	2,122
Other:	71	32	106	209	18,280	18,489	138
	$17,812	$13,317	$5,241	$36,370	$3,306,046	$3,342,416	$25,256

(1)	Included in total loans.

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
December 31, 2022	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$141	$141	$276,735	$276,876	$141
Commercial real estate	558	240	1,191	1,989	1,310,143	1,312,132	13,189
Single-family residential mortgages	12,764	2,555	4,100	19,419	1,444,689	1,464,108	5,936
Commercial:
Commercial and industrial	—	545	7	552	200,671	201,223	713
SBA	150	1,017	1,228	2,395	59,016	61,411	2,245
Other:	154	76	99	329	20,370	20,699	99
	$13,626	$4,433	$6,766	$24,825	$3,311,624	$3,336,449	$22,323

(1)	Included in total loans.

The Company has no loans that are 90 days or more past due and still accruing at March 31, 2023 and December 31, 2022.

The following table presents the loans on nonaccrual status as of March 31, 2023 and December 31, 2022:

	Nonaccrual
	With No
(dollars in thousands)	Allowance
March 31, 2023	for Credit Loss	Nonaccrual
Real estate:
Construction and land development	$141	$141
Commercial real estate	13,418	13,418
Single-family residential mortgages	8,745	8,745
Commercial:
Commercial and industrial	692	692
SBA	2,122	2,122
Other:	132	138
Total	$25,250	$25,256

	Nonaccrual
	With No
(dollars in thousands)	Allowance
December 31, 2022	for Credit Loss	Nonaccrual
Real estate:
Construction and land development	$141	$141
Commercial real estate	1,191	13,189
Single-family residential mortgages	5,936	5,936
Commercial:
Commercial and industrial	713	713
SBA	2,245	2,245
Other:	51	99
Total	$10,277	$22,323

No interest income on non-accrual loans was recognized on a cash basis for the three months ended March 31, 2023 and 2022. We recognized interest income on modified loans of $35,000 and $46,000 during the three months ended March 31, 2023 and March 31, 2022, respectively.

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, or interest rate reduction. The Company may provide multiple types of concessions on one loan. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

There were no loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2023 and the year ended December 31, 2022. At March 31, 2023, the amortized cost basis of modified loans were a commercial real estate loan of $901,000 for interest reduction back in 2017 and a commercial loan of $280,000 for term extension in 2020. Both loans that are modified had no payment default for the three months ended at March 31, 2023 and during the year ended December 31, 2022. All loans were current without past due at March 31, 2023.

There were no commitments to lend additional amounts at March 31, 2023 and December 31, 2022 to customers with outstanding modified loans. There were no non-accrual loans that were modified during the past twelve months that had payment defaults during the periods.

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets. The principal balances at March 31, 2023 and December 31, 2022 were as follows:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Loans serviced for others:
Mortgage loans	$1,098,526	$1,127,668
SBA loans	114,756	119,893
Commercial real estate loans	3,970	3,991
Construction loans	3,884	3,677

The fair value of servicing assets for mortgage loans was $17.5 million and $18.3 million at March 31, 2023 and December 31, 2022, respectively. The fair value of servicing assets for SBA loans was $3.3 million and $3.5 million at March 31, 2023 and December 31, 2022, respectively. Estimates of the loan servicing asset fair value are derived through a discounted cash flow analysis. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography. The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place. The analysis accounts for recent transactions, and supply and demand within the market.

Servicing fees net of servicing asset amortization totaled $731,000 and $432,000 for the three months ended March 31, 2023 and 2022, respectively.

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

	Three Months Ended
	March 31, 2023		March 31, 2022
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$7,354	$2,167	$8,748	$2,769
Additions	9	1	299	163
Disposals	(68)	(49)	(391)	(51)
Amortized to expense	(177)	(78)	(392)	(97)
End of period	$7,118	$2,041	$8,264	$2,784

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions are tested for impairment at least annually. Goodwill amounted to $71.5 million at both  March 31, 2023 and  December 31, 2022, and is the only intangible asset with an indefinite life on the Company's balance sheet.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank and branch acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. The unamortized balance at March 31, 2023 and December 31, 2022 was $3.5 million and $3.7 million, respectively. CDI amortization expense was $237,000 and $279,000 for the three months ended March 31, 2023 and 2022, respectively.

Estimated CDI amortization expense for future years is as follows:

(dollars in thousands)
As of March 31, 2023:
Remainder of 2023	$686
2024	784
2025	672
2026	501
2027	417
Thereafter	421
Total	$3,481

NOTE 8 - DEPOSITS

At March 31, 2023, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	March 31, 2023
	$250,000 and under	Greater than $250,000	Total
One year	$1,059,982	$721,371	$1,781,353
Two to three years	61,516	17,727	79,243
Over three years	1,189	—	1,189
Total	$1,122,687	$739,098	$1,861,785

Brokered time deposits were $369.9 million and $255.0 million at March 31, 2023 and December 31, 2022, respectively.

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

At March 31, 2023 and December 31, 2022, long-term debt was as follows:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Principal	Unamortized debt issuance costs	Principal	Unamortized debt issuance costs
6.18% subordinated debentures, due December 1, 2028	$55,000	$131	$55,000	$180
4.00% subordinated debentures, due April 1, 2031	120,000	1,139	120,000	1,235
Total	$175,000	$1,270	$175,000	$1,415

The following table presents interest and amortization expense the Company incurred for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
(dollars in thousands)	2023	2022
Interest Expense:
Interest	$2,050	$2,050
Amortization	145	145

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

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of Tomato Bank and its holding company, TFC Holding Company (“TFC”) in 2016, the Company acquired TFC Statutory Trust (the “TFC Trust”). TFC Trust conducted a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC issued $5 million of subordinated debentures to TFC Trust in exchange for ownership of all of the common securities of the Trust and the proceeds of the preferred securities sold by TFC Trust. The Company is not considered the primary beneficiary of the TFC Trust (variable interest entity), therefore the TFC Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition, which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security. The Company also purchased an investment in the common stock of the TFC Trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Federal Reserve on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to three month LIBOR plus 1.65%, which was 6.52% as of March 31, 2023 and 6.42% at December 31, 2022.

In October 2018, the Company, through the acquisition of First American International Corp. (“FAIC”), acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. The FAIC Trust issued 7,000 units of thirty-year fixed to floating rate capital securities with an aggregate liquidation amount of $7 million to an independent investor, and FAIC issued $7.2 million of subordinated debentures to the FAIC Trust for all of its common securities, amounting to $217,000, which is included in other assets. There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at March 31, 2023 was 7.12% and 7.02% at December 31, 2022.

In January 2020, the Company, through the acquisition of PGB Holdings, Inc., acquired Pacific Global Bank Trust I (“PGBH Trust”), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed to floating rate capital securities with an aggregate liquidation amount of $5 million and 155 common securities with an aggregate liquidation amount of $155,000. PGBH issued $5.2 million of subordinated debentures to PGBH Trust in exchange for ownership of all the common securities of PGBH Trust. There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at March 31, 2023 was 6.97% and 6.87% at December 31, 2022.

The Company paid interest expense of $290,000 and $100,000 for three months ended March 31, 2023 and 2022 on the subordinated debentures, respectively. The amount of amortization expense was $55,000 for both three months ended March 31, 2023 and 2022.

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

Federal Funds Arrangements with Commercial Banks. At March 31, 2023, the Company may borrow on an unsecured basis, up to $92.0 million from other financial institutions.

Letter of Credit Arrangements. At March 31, 2023, the Company had an unsecured commercial letter of credit line with another financial institution for $2.0 million.

FRB Secured Line of Credit. The secured borrowing capacity with the FRB of $11.8 million at March 31, 2023 is collateralized by loans pledged with a carrying value of $16.2 million.

FHLB Secured Line of Credit and Advances. The secured borrowing capacity with the FHLB of $1.0 billion at March 31, 2023 is pledged by residential and commercial loans with a carrying value of $1.4 billion. At March 31, 2023, the Company had overnight advances of $70.0 million and long-term (five year original term) advances of $150.0 million at a weighted average rate of 2.43% with the FHLB. The Company paid interest expenses of $1.4 million and $435,000 on such FHLB advances for the three months ended March 31, 2023 and 2022, respectively. There were no other borrowing arrangements other than FHLB advances as of March 31, 2023 and at December 31, 2022.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the three months ended March 31, 2023 and 2022, the Company recorded an income tax provision of $4.6 million and $6.4 million, respectively, reflecting an effective tax rate of 29.4% and 30.4% for the three months ended March 31, 2023 and 2022, respectively. The Company recognized a tax benefit from stock option exercises of $5,000 and $23,000 for the three months ended March 31, 2023 and 2022, respectively.

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

At March 31, 2023 and December 31, 2022, the Company had the following financial commitments whose contractual amount represents credit risk:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Commitments to make loans	$120,229	$129,821
Unused lines of credit	159,355	211,044
Commercial and similar letters of credit	2,759	2,021
Standby letters of credit	2,887	2,638
Total	$285,230	$345,524

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

The Company records a liability for lifetime expected losses on off-balance-sheet credit exposure that do not fit the definition of unconditionally cancelable in accordance with ASC 326. The Company uses the loss rate and exposure of default framework to estimate a reserve for unfunded commitments. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default. The off-balance sheet commitment allowance were $1.0 million and $1.2 million as of March 31, 2023 and December 31, 2022, respectively. The benefit for off-balance sheet commitment expenses were $140,000 and $17,000 for the three months ended March 31, 2023 and 2022, respectively.

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

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space, and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate at lease when it is reasonably certain that the Company will exercise those options. The Company's measurement of the ROU assets and operating lease liabilities does not include payments associated with the option to extend or terminate the lease. The ROU lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company did not possess any leases that have variable lease payments or residual value guarantees as of March 31, 2023.

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

Future minimum rent payments on the Company’s leases were as follows at March 31, 2023:

(dollars in thousands)
As of March 31, 2023:
2023 remaining	$3,569
2024	4,613
2025	4,477
2026	4,587
2027	4,505
Thereafter	12,584
Total	$34,335
Less amount of payment representing interest	(3,257)
Total present value of lease payments	$31,078

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.4 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively. The Company received rental income of $140,000 and $135,000 in the first quarter of 2023 and 2022, respectively.

The following table presents the operating lease related assets and liabilities recorded on the Company's consolidated balance sheet, and the weighted-average remaining lease terms and discount rates as of  March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Operating Leases
ROU assets	$29,931	$25,447
Lease liabilities	31,078	26,523

Weighted-average remaining lease term (in years)	8.03	7.91
Weighted-average discount rate	2.66%	2.19%

NOTE 15 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Beginning balance	$6,869	$8,441
Repayments	—	(1,572)
Balance re-categorized to non-related party	(6,869)	—
Ending balance	$—	$6,869

Outstanding loan commitments to executive officers, directors and their related interests with whom they are associated were none and $1.6 million at March 31, 2023 and  December 31, 2022, respectively.

Deposits from principal officers, directors, and their affiliates at March 31, 2023 and December 31, 2022 were $34.2 million and $88.1 million, respectively.

Several directors and their affiliates own $8.1 million of RBB's subordinated debentures as of March 31, 2023.

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

Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan

The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the "Amended OSIP") was approved by the Company’s board of directors in January 2019. In May 2022, the Amended OSIP was approved by the Company's shareholders to allow for the granting of restricted stock units. The Amended OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the Amended OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the Amended OSIP, or 3,848,341 shares. As of March 31, 2023, there were 981,369 shares of common stock available for issuance under the Amended OSIP. This represents 5.2% of the issued and outstanding shares of the Company’s common stock as of March 31, 2023. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The Amended OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The Amended OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

The recorded compensation expense for stock options was $64,000 and $86,000 and the Company recognized income tax benefit of $5,000 and $23,000 for the three months ended March 31, 2023 and 2022, respectively. Unrecognized stock-based compensation expense related to options was $500,000 and $399,000 as of March 31, 2023 and 2022, respectively. Unrecognized stock-based compensation expense will be recognized over a weighted-average period of 1.5 years as of  March 31, 2023.

The fair value of each option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions presented below for 2023 and 2022.

	March 2023	December 2022	May 2022
Expected volatility	28.4%	28.9%	29.5%
Expected term (years)	8.0	8.0	6.0
Expected dividends	2.92%	2.55%	2.52%
Risk free rate	4.27%	4.00%	2.71%
Grant date fair value	$5.49	$6.16	$5.28

The expected volatility is based on the historical volatility of the Company stock trading history. The expected term is based on historical data and represents the estimated average period of time that the options remain outstanding. The risk free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds over the expected term of the options.

A summary of the status of option awards pursuant to the Company's stock option plans as of March 31, 2023 and changes during the three months ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for share amounts)	Shares	Price	Term in years	Value
Outstanding at beginning of year	454,610	$16.97
Granted	30,000	19.87
Exercised	(9,153)	17.38
Forfeited/cancelled	—	—
Outstanding at end of period	475,457	$17.15	4.79	$334

Options exercisable	364,452	$16.48	3.51	$321

As of December 31, 2022, the number of unvested stock options were 127,005 with a weighted-average grant date fair value of $4.69. During three months ended March 31, 2023, there were 30,000 unvested stock options granted with a weighted-average grant date stock price of $19.87 and 41,000 stock options vested with a weighted average grant date stock price of $18.1. During three months ended March 31, 2023, there were a total of 5,000 stock options exercised with weighted average grant date stock price of $17.74 and no options were forfeited.

The total fair value of the 41,000 shares and 77,493 shares vested during the three months ended March 31, 2023 and 2022, was $636,000 and $1.8 million, respectively. The number of unvested stock options was 111,005 and 108,006 with a weighted-average grant date fair value of $5.09 and $4.27 as of March 31, 2023 and 2022, respectively.

Cash received from the exercise of 9,153 stock options was $159,000 for the three months ended March 31, 2023 and cash received from the exercise of 25,763 stock options was $394,000 for the three months ended March 31, 2022. The intrinsic value of options exercised was $26,000 and $189,000 for the three months ended March 31, 2023 and 2022, respectively.

The Company did not grant restricted stock in 2023 or 2022. As of March 31, 2023, there were no outstanding restricted stock awards.

The recorded compensation expense for restricted stock was zero and $89,000 for the three months ended March 31, 2023 and 2022, respectively. Unrecognized stock-based compensation expense related to restricted stock was zero and $640,000 as of March 31, 2023 and 2022, respectively.

The Company granted 32,248 restricted stock units at a closing price of $20.46 on January 18, 2023 to its directors and executive officers. These restricted stock units are scheduled to vest over a one year period for shares granted to directors and a three year period for shares granted to executive officers from the grant date. As of  March 31, 2023, there were 29,060 remaining unvested restricted stock units.

The recorded compensation expense for restricted stock units was $251,000 and $83,000 for the three months ended  March 31, 2023 and 2022, respectively. Unrecognized stock-based compensation expense related to restricted stock units was $591,000 and $971,000 as of  March 31, 2023 and 2022, respectively. As of  March 31, 2023, unrecognized stock-based compensation expense related to restricted stock units is expected to be recognized over the next 1.9 years.

The following table presents restricted stock unit activity during the three months ended March 31, 2023.

		Weighted-Average
		Grant Date
(dollars in thousands, except for share amounts)	Shares	Fair Value
Outstanding at beginning of year	14,786	$27.16
Granted	32,248	20.46
Vested	(17,974)	23.96
Forfeited/cancelled	—	—
Outstanding at end of period	29,060	$21.70

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes that at March 31, 2023 and December 31, 2022, RBB and the Bank satisfied all capital adequacy requirements to which they were subject.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three year period the day-one adverse regulatory capital effects of ASU 2016-13. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the novel coronavirus disease 2019 ("COVID-19") pandemic. As a result, entities will have the option to gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. Effective January 1, 2022, the Company retroactively adopted ASU 2016-13, reflected the full effect of CECL at December 31, 2022, and did not elect the three-year or five-year CECL phase-in options on regulatory capital.

As defined in applicable regulations and set forth in the tables below, RBB and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the "well capitalized" standards at the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of March 31, 2023:
Tier 1 Leverage Ratio
Consolidated	$455,403	11.61%	$156,887	4.0%	$196,109	5.0%
Bank	582,520	14.86%	156,773	4.0%	195,966	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$440,629	16.33%	$121,400	4.5%	$175,356	6.5%
Bank	582,520	21.63%	121,204	4.5%	175,073	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$455,403	16.88%	$161,867	6.0%	$215,823	8.0%
Bank	582,520	21.63%	161,605	6.0%	215,474	8.0%
Total Risk-Based Capital Ratio
Consolidated	$662,983	24.58%	$215,823	8.0%	$269,779	10.0%
Bank	616,316	22.88%	215,474	8.0%	269,342	10.0%

(1) These ratios are exclusive of the capital conservation buffer.

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2022:
Tier 1 Leverage Ratio
Consolidated	$446,776	11.67%	$153,116	4.0%	$191,395	5.0%
Bank	569,071	14.89%	152,900	4.0%	191,124	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$432,056	16.03%	$121,291	4.5%	$175,199	6.5%
Bank	569,071	21.14%	121,110	4.5%	174,937	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$446,776	16.58%	$161,722	6.0%	$215,629	8.0%
Bank	569,071	21.14%	161,481	6.0%	215,307	8.0%
Total Risk-Based Capital Ratio
Consolidated	$654,159	24.27%	$215,629	8.0%	$269,537	10.0%
Bank	602,819	22.40%	215,307	8.0%	269,134	10.0%

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

Collateral-dependent individually evaluated loans: Collateral-dependent individually evaluated loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable. There was no collateral-dependent loan that was individually evaluated and written down to the fair value as of March 31, 2023 and December 31, 2022.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at March 31, 2023 and December 31, 2022:

(dollars in thousands)	Fair Value Measurements Using:
March 31, 2023	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$4,233	$—	$4,233
SBA agency securities	—	2,369	—	2,369
Mortgage-backed securities	—	42,567	—	42,567
Collateralized mortgage obligations	—	118,891	—	118,891
Commercial paper	—	79,454	—	79,454
Corporate debt securities	—	36,630	—	36,630
Municipal securities	—	9,227	—	9,227
Interest Rate Lock Contracts	—	—	28	28
Forward Mortgage Loan Sale Contracts	—	—	—	—
	$—	$293,371	$28	$293,399
On a non-recurring basis:
Other real estate owned	$—	$—	$577	$577

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$4,495	$—	$4,495
SBA agency securities	—	2,411	—	2,411
Mortgage-backed securities	—	42,928	—	42,928
Collateralized mortgage obligations	—	111,593	—	111,593
Commercial paper	—	49,537	—	49,537
Corporate debt securities	—	37,012	—	37,012
Municipal securities	—	8,854	—	8,854
Forward Mortgage Loan Sale Contracts	—	—	18	18
	$—	$256,830	$18	$256,848
On a non-recurring basis:
Other real estate owned	$—	$—	$577	$577

No write-downs to OREO were recorded for the three months ended March 31, 2023 or for the year ended December 31, 2022.

Quantitative information about the Company's OREO non-recurring Level 3 fair value measurements at March 31, 2023 and December 31, 2022 is as follows:

OREO consisted of two single-family residence with a fair value of $577,000 as of March 31, 2023 and December 31, 2022. OREO was evaluated by third party appraisals with unobservable input of management adjustment in the range of 5%-6% to reflect current conditions and selling costs.

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

Quantitative information about the Company's recurring Level 3 fair value measurements as of March 31, 2023 and December 31, 2022 is as follows:

At December 31, 2022, fair value for IRLCs and FMLSCs totaled $18,000. All IRLCs and FMLSCs at December 31, 2022 were funded and sold to Fannie Mae in the first three months of 2023. Changes in fair value were $10,000 in 2023. Fair value for IRLCs and FMLSCs totaled $28,000 at March 31, 2023.

The fair value measurement of IRLCs and FMLSCs were primarily based on the buy price from borrowers ranging from 98 to 99, the sale price to Fannie Mae ranging from 99 to 103, and the significant unobservable inputs using margin cost rate of ranging from 0.50% to 1.00%.

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

The Company records loans held for sale at fair value based on quoted prices from third party sale analysis, existing sale agreements, or appraisal reports adjusted by sales commission assumption, a Level 2 measurement.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at March 31, 2023 and December 31, 2022 are summarized as follows:

		March 31, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$230,703	$230,703	$83,548	$83,548
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	293,371	293,371	256,830	256,830
Investment securities - HTM	Level 2	5,722	5,662	5,729	5,563
Loans, net	Level 3	3,299,346	3,255,679	3,295,373	3,251,464
Equity securities	Level 3	22,224	22,224	22,238	22,238
Servicing assets	Level 3	9,159	20,796	9,521	21,712
Accrued Interest Receivable	Level 1/2/3	14,501	14,501	14,536	14,536

		Carrying	Fair	Carrying	Fair
Derivative assets:		Value	Value	Value	Value
Interest Rate Lock Contracts	Level 3	$1,735	$28	$—	$—
Forward Mortgage Loan Sale Contracts	Level 3	—	—	1,179	18

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,151,062	$3,116,557	$2,977,683	$2,960,529
FHLB advances	Level 3	220,000	208,909	220,000	210,470
Long-term debt	Level 3	173,730	131,631	173,585	132,709
Subordinated debentures	Level 3	14,774	14,037	14,720	14,195
Accrued Interest Payable	Level 2/3	4,624	4,624	3,711	3,711

NOTE 20 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”):

	For the Three Months Ended March 31,
	2023		2022
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income as reported	$10,970		$14,617
Less: Earnings allocated to participating securities	$—		$(32)
Shares outstanding		18,992,903		19,247,970
Impact of weighting shares		(7,057)		129,437
Used in basic EPS	10,970	18,985,846	14,585	19,377,407
Dilutive effect of outstanding
Stock options		49,806		391,302
Restricted Stock Unit		14,033		30,614
Used in dilutive EPS	$10,970	19,049,685	$14,585	19,799,323

Basic earnings per common share	$0.58		$0.75
Diluted earnings per common share	$0.58		$0.74

Stock options for 99,000 shares and zero shares of common stock and restricted stock units for 7,767 shares and zero shares of common stock were not considered in computing diluted earnings per common share for March 31, 2023 and 2022, respectively, because they were anti-dilutive.

NOTE 21 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	For the Three Months Ended March 31,
(dollars in thousands)	2023	2022
Non-interest income, in scope
Fees and service charges on deposit accounts	$472	$520
Other fees (1)	175	133
Other income (2)	550	509
Total in-scope non-interest income	1,197	1,162
Non-interest income, not in scope (3)	1,165	1,782
Total non-interest income	$2,362	$2,944

(1)	Other fees consists of wealth management fees, miscellaneous loan fees and postage/courier fees.
(2)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity and OREO income.
(3)

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

NOTE 22 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At March 31, 2023 and December 31, 2022, the balance of the investment for qualified affordable housing projects was $7.3 million and $7.6 million, respectively. This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified housing projects totaled $2.6 million at March 31, 2023 and December 31, 2022. The Company expects to fulfill these commitments between 2023 and 2038.

For the three months ended March 31, 2023 and 2022, the Company recognized amortization expense of $282,000 and $255,000, respectively, which was included within income tax expense on the consolidated statements of income.

NOTE 23 - RECENT DEVELOPMENTS

On April 19, 2023, RBB announced a cash dividend of $0.16 per share for the first quarter of 2023. The dividend is payable on May 12, 2023 to common shareholders of record as of May 01, 2023.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the U.S. federal budget or debt or turbulence or uncertainty in domestic or foreign financial markets;
●	recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	possible additional provisions for credit losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	the transition away from the London Interbank Offering Rate ("LIBOR") and related uncertainty as well as the risks and costs related to our adopted alternative reference rate, including the Secured Overnight Financing Rate ("SOFR");
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	severe weather, natural disasters, earthquakes, fires; or other adverse external events could harm our business;
●	geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, which could impact business and economic conditions in the United States and abroad;
●	public health crises and pandemics, including the COVID-19 pandemic, and their effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions;
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;

●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
●	cybersecurity threats and the cost of defending against them;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in tax laws and regulations;
●	the impact of governmental efforts to restructure the U.S. financial regulatory system;
●	the impact of future or recent changes in the Federal Deposit Insurance Corporation ("FDIC") insurance assessment rate of the rules and regulations related to the calculation of the FDIC insurance assessment amount;
●	the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters, including Accounting Standards Update (“ASU” or “Update”) 2016-13 (Topic 326, “Measurement of Current Losses on Financial Instruments, commonly referenced as the Current Expected Credit Losses Model (“CECL”) model, which changed how we estimate credit losses and may further increase the required level of our allowance for credit losses in future periods;
●	market disruption and volatility;
●	fluctuations in our stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuances of preferred stock;
●	our ability to raise additional capital, if needed, and the potential resulting dilution of interests of holders of our common stock; and
●	the soundness of other financial institutions.

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

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

The Company has sufficient capital and does not anticipate any need for additional liquidity as of March 31, 2023, As of March  31, 2023, we pledged loans of $1.4 billion with Federal Home Loan Bank ("FHLB") and based on the values of loans we had $1.0 billion of additional borrowing capacity with the FHLB. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit. As of March 31, 2023, we had $92.0 million of unsecured federal funds lines. In addition, lines of credit from the Federal Reserve Discount Window were $11.8 million at March 31, 2023. We did not have any borrowings outstanding with the federal fund lines or Federal Reserve Discount Window at March 31, 2022. The Bank and the Company exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” at March 31, 2023.

Allowance for Credit Losses on Loans Held for Investment

The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination. The allowance for credit losses ("ACL") is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated balance sheet. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts.

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

A sensitivity analysis of our ACL was performed as of March 31, 2023. Based on this sensitivity analysis, a positive 25% change in prepayment speeds would result in a $1.1 million, or 2.7%, decrease to the ACL. A negative 25% change in prepayment speeds would result in a $1.5 million, or 3.6%, increase to the ACL. Additionally, a 1% increase in the unemployment rate would result in a $945,000, or 2.2%, increase to the ACL and a 1% decrease in the unemployment rate would result in an $860,000, or 2.0%, decrease to the ACL. Management reviews the results using the comparison scenario for sensitivity analysis and considered the results when evaluating the qualitative factor adjustments.

Investment Securities

Effective January 1, 2022, upon the adoption of ASU 2016-13, the Company accounts for credit losses on AFS securities in accordance with ASC 326-30. Debt securities are measured at fair value and subject to impairment testing. When a debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit loss by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value change. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.

The determination of credit losses when fair value declines with respect to AFS securities involves significant judgment.  Adverse changes in management’s assessment that concluded a credit impairment on investment securities could result in an increase in impairment charges that could negatively impact our earnings.

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

Our significant accounting policies are described in greater detail in our audited consolidated financial statements included in our 2022 Annual Report, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

During the first quarter of 2023, two large U.S. banks, Silicon Valley Bank and Signature Bank, were placed in receivership by regulators, creating significant industry-wide market turmoil as well as concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Such concerns have only been heightened in light of the more recent failure of First Republic Bank which occurred in May 2023. As a result of the recent bank failures, we anticipate that regulators will propose certain actions, including reforms that will require higher capital, including increased requirements to issue long-term debt, as well as special assessments to repay losses to the FDIC's Deposit Insurance Fund. The Company expects to reduce the size of the loan portfolio in the next few quarters by slowing the pace of loan originations and focusing on supporting core relationships. We are proactively offering various alternatives, including IntraFi Cash Service ("ICS") and Certificate of Deposit Account Registry Service ("CDARS"), to clients with deposit balances that exceed $250,000 to reduce the level of uninsured deposits. The Company continues to monitor the economic environment, including recent disruptions in the banking sector, and will make changes as appropriate, but the continuing impact of the banking crisis on the Company's future operating results for the remainder of 2023 is uncertain and cannot be predicted.

GENERAL

RBB is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, the Bank and RAM. RAM was formed to hold and manage problem assets acquired in business combinations.

At March 31, 2023, the Company had total consolidated assets of $4.1 billion, gross consolidated loans of $3.3 billion, total consolidated deposits of $3.2 billion and total consolidated shareholders' equity of $494.8 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides business-banking services to the Asian-American communities in Los Angeles County, Orange County and Ventura County in California, in Las Vegas, Nevada, the New York City metropolitan areas, Edison, New Jersey, Chicago, Illinois, and Honolulu, Hawaii. Specific services include remote deposit, E-banking, mobile banking, commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts.

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

OVERVIEW

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of RBB and its wholly owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our audited financial statements included in our 2022 Annual Report, and the unaudited consolidated financial statements and accompanying notes presented elsewhere in this Report.

For the first quarter of 2023, we reported net earnings of $11.0 million, compared with $14.6 million for the first quarter of 2022, reflecting a decrease of $3.6 million from the first quarter of 2022. Diluted earnings per share was $0.58 per share for the first quarter of 2023, compared to $0.74 for the same period last year.

At March 31, 2023, total assets were $4.1 billion, an increase of $191.0 million, or 4.9%, from total assets of $3.9 billion at December 31, 2022, primarily due to a $147.2 million increase in cash and cash equivalents, a $36.5 million increase in AFS investment securities, and a $6.0 million increase in gross loans. The increase in cash and cash equivalents was due to increases in the balances of time deposits.

At March 31, 2023, AFS investment securities totaled $293.4 million, inclusive of a pre-tax net unrealized loss of $28.7 million, compared to $256.8 million, inclusive of a pre-tax unrealized loss of $31.3 million at December 31, 2022. The pre-tax unrealized loss were due to a decline in the value of AFS investment securities due to increases in market interest rates. HTM investment securities totaled $5.7 million at both March 31, 2023 and December 31, 2022.

Total loans held for investment ("HFI"), net of deferred fees and discounts, increased $6.0 million, or 0.2%, to $3.3 billion at March 31, 2023, compared to $3.3 billion at December 31, 2022. The increase was primarily due to an increase of $75.9 million in single-family residential (“SFR”) mortgage loans and an increase of $4.3 million in construction and land development (“C&D”) loans. These increases were partially offset by decreases in commercial and industrial ("C&I") loans of $45.2 million, commercial real estate (“CRE”) loans of $23.9 million, SBA loans of $2.9 million and other loans of $2.2 million.

There were no mortgage loans held for sale ("HFS") as of March 31, 2023 and December 31, 2022.

Noninterest-bearing deposits were $672.2 million at March 31, 2023, a decrease of $126.6 million, or 15.8%, compared to $798.7 million at December 31, 2022. Interest-bearing deposits were $2.5 billion at March 31, 2023, an increase of $299.9 million, or 13.8%, compared to $2.2 billion at December 31, 2022. The decreases in noninterest-bearing deposits were driven primarily by customers transferring their deposit balances into higher yielding money market accounts and time deposits. At March 31, 2023, noninterest-bearing deposits were 21.3% of total deposits, compared to 26.8% at December 31, 2022.

Borrowings, consisting of FHLB advances, long-term debt and subordinated debt, were $408.5 million at March 31, 2023, an increase of $199,000, compared to $408.3 million as of December 31, 2022.

The Company reported $29.9 million and $25.4 million in right-of-use assets for operating leases and $31.1 million and $26.5 million in lease liabilities as of March 31, 2023 and as of December 31, 2022, respectively.

The ACL was $43.1 million at March 31, 2023, compared to $41.1 million at December 31, 2022, an increase of $2.0 million during the three-month period ended March 31, 2023. The increase was due to increases in classified loans during the first quarter of 2023 that increased the qualitative factors utilized by the Company in establishing the level of its ACL under CECL. The allowance for credit losses to total HFI loans outstanding was 1.29% as of March 31, 2023 as compared to 1.23% as of December 31, 2022.

Shareholders’ equity increased $10.2 million, or 2.1%, to $494.8 million during the three-month period ending March 31, 2023 due to $11.0 million of net income and a $1.8 million decrease in net accumulated other comprehensive losses, partially offset by $3.0 million of common stock cash dividends.

Our capital ratios under the revised capital framework referred to as Basel III remain well capitalized. As of March 31, 2023, the Company’s Tier 1 leverage capital ratio was 11.61%, the common equity Tier 1 ratio was 16.33%, the Tier 1 risk-based capital ratio was 16.88%, and the total risk-based capital ratio was 24.58%. See “Analysis of Financial Condition -- Regulatory Capital Requirements” herein for further discussion of our regulatory capital requirements.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended March 31,		Increase (Decrease)
	2023	2022	$ or #	%
	(Dollars in thousands, except per share amounts)
Interest income	$53,751	$39,566	$14,185	35.9%
Interest expense	19,650	5,075	14,575	287.2%
Net interest income	34,101	34,491	(390)	(1.1)%
Provision for credit losses	2,014	366	1,648	450.3%
Net interest income after provision for credit losses	32,087	34,125	(2,038)	(6.0)%
Noninterest income	2,362	2,944	(582)	(19.8)%
Noninterest expense	18,911	16,061	2,850	17.7%
Income before income taxes	15,538	21,008	(5,470)	(26.0)%
Income tax expense	4,568	6,391	(1,823)	(28.5)%
Net income	$10,970	$14,617	$(3,647)	(25.0)%
Share Data
Earnings per common share:
Basic	$0.58	$0.75	$(0.17)	(22.7)%
Diluted (1)	0.58	0.74	(0.16)	(21.6)%
Weighted average shares outstanding (1):
Basic	18,985,846	19,377,407	(391,561)	(2.0)%
Diluted	19,049,685	19,799,323	(749,638)	(3.8)%
Performance Ratios
Return on average assets, annualized	1.12%	1.39%	(0.27)%	(19.4)%
Return on average shareholders’ equity, annualized	9.04%	12.59%	(3.55)%	(28.2)%
Noninterest income to average assets, annualized	0.24%	0.28%	(0.04)%	(14.3)%
Noninterest expense to average assets, annualized	1.93%	1.53%	0.40%	26.1%
Efficiency ratio	51.86%	42.90%	8.96%	20.9%
Dividend payout ratio	27.59%	18.67%	8.92%	47.8%
Average equity to asset ratio	12.38%	11.06%	1.32%	11.9%
Return on average tangible common equity, annualized (2)	10.66%	14.91%	(4.25)%	(28.5)%
Tangible book value per share (2)	$22.10	$20.20	$1.90	9.4%

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

Net Interest Income

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2023 and 2022. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. For additional information see “Capital Resources and Liquidity Management” and "Item 3. Quantitative and Qualitative Disclosures about Market Risk" included in this Report.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2023 and 2022. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended March 31,
	2023			2022
(tax-equivalent basis, dollars in thousands)	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$110,750	$1,272	4.66%	$628,634	$673	0.43%
Securities (2)
Available for sale	277,206	2,510	3.67%	392,858	974	1.01%
Held to maturity	5,727	51	3.61%	6,250	57	3.70%
Mortgage loans held for sale	88	1	6.45%	3,652	43	4.78%
Loans held for investment: (3)
Real estate	3,092,667	44,903	5.89%	2,602,382	33,095	5.16%
Commercial	249,911	5,038	8.18%	380,978	4,748	5.05%
Total loans held for investment	3,342,578	49,941	6.06%	2,983,360	37,843	5.14%
Total earning assets	3,736,349	$53,775	5.84%	4,014,754	$39,590	4.00%
Noninterest-earning assets	239,956			241,235
Total assets	$3,976,305			$4,255,989

Interest-bearing liabilities:
NOW	$63,401	$108	0.69%	$75,399	$43	0.23%
Money market	458,824	2,140	1.89%	720,197	643	0.36%
Saving deposits	120,695	49	0.16%	145,327	32	0.09%
Time deposits, less than $250,000	912,694	7,425	3.30%	600,563	754	0.51%
Time deposits, $250,000 and over	762,770	5,981	3.18%	570,210	820	0.58%
Total interest-bearing deposits	2,318,384	15,703	2.75%	2,111,696	2,292	0.44%
FHLB advances	229,778	1,409	2.49%	150,000	435	1.18%
Long-term debt	173,635	2,194	5.12%	173,058	2,194	5.14%
Subordinated debentures	14,739	344	9.47%	14,521	154	4.30%
Total interest-bearing liabilities	2,736,536	19,650	2.91%	2,449,275	5,075	0.84%
Noninterest-bearing liabilities
Noninterest-bearing deposits	698,351			1,301,497
Other noninterest-bearing liabilities	49,118			34,319
Total noninterest-bearing liabilities	747,469			1,335,816
Shareholders' equity	492,300			470,898
Total liabilities and shareholders' equity	$3,976,305			$4,255,989
Net interest income / interest rate spreads		$34,125	2.93%		$34,515	3.16%
Net interest margin			3.70%			3.49%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs and discount accretion.

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

	Comparison of Three Months Ended
	March 31, 2023 and 2022
	Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance
Interest-earning assets:
Federal funds sold, cash equivalents & other (1)	$(4,064)	$4,663	$599
Securities: (2)
Available for sale	(1,947)	3,483	1,536
Held to maturity	(7)	1	(6)
Mortgage loans held for sale	(122)	80	(42)
Loans held for investment: (3)
Real estate	6,744	5,064	11,808
Commercial	(8,409)	8,699	290
Total loans held for investment	(1,665)	13,763	12,098
Total earning assets	$(7,805)	$21,990	$14,185

Interest-bearing liabilities:
NOW	$(47)	$112	$65
Money market	(1,616)	3,113	1,497
Saving deposits	(33)	50	17
Time deposits, less than $250,000	579	6,092	6,671
Time deposits, $250,000 and over	362	4,799	5,161
Total interest-bearing deposits	(755)	14,166	13,411
FHLB advances	315	659	974
Long-term debt	32	(32)	0
Subordinated debentures	2	188	190
Total interest-bearing liabilities	(406)	14,981	14,575
Changes in net interest income	$(7,399)	$7,009	$(390)

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs and discount accretion.

Results of Operations—Comparison of Results of Operations for the Three Months Ended March 31, 2023 and March 31, 2022

The following discussion of our results of operations compares the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Net Interest Income/Average Balance Sheet. In the first quarter of 2023, we generated $34.1 million of taxable-equivalent net interest income, which was a decrease of $390,000, or 1.1%, from the $34.5 million of taxable-equivalent net interest income we earned in the first quarter of 2022. The decrease in net interest income was primarily due to a 231 basis point increase in the rates paid on interest-bearing deposits and a $206.7 million increase in average interest-bearing deposits, partially offset by a 184 basis point increase in the average yield on interest-earning assets, and a $359.2 million increase in average gross loans. The Federal Reserve raised interest rates by 4.5% during the 12-month period from March 31, 2022 to March 31, 2023.

For the three months ended March 31, 2023 and 2022, our net interest margin was 3.70% and 3.49%, respectively. The increase in net interest margin was primarily due to increases in market interest rates. Our net interest margin for the three months ended March 31, 2023 and 2022, excluding accretion income on our purchased loan portfolios, would have been 3.69% and 3.46%, respectively.

Interest and fees on HFI and HFS loans for the first quarter of 2023 was $49.9 million compared to $37.9 million for the first quarter of 2022. The $12.0 million, or 32.0%, increase was primarily due to a $359.2 million, or 12.0%, increase in the average balance of total loans outstanding and a 92 basis point increase in the average yield on total loans. The increase in the average loan balance was primarily due to organic loan growth. Purchased loan discount accretion income totaled $140,000 in the first quarter of 2023 compared to $246,000 in the first quarter of 2022. For the three months ended March 31, 2023 and 2022, the yield on total HFI and HFS loans was 6.06% and 5.14%, respectively, while the yield on total loans excluding accretion income on our purchased loan portfolio would have been 6.04% and 5.11%, respectively.

	As of and For the Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Beginning balance of discount on purchased loans	$1,237	$1,726
Additions due to acquisitions:
Commercial and industrial	(6)	8
Commercial real estate	—	26
Single family residential mortgages	—	(52)
Total additions	$(6)	$(18)
Accretion:
Commercial and industrial	(2)	4
SBA	14	3
Construction and land development	—	(1)
Commercial real estate	52	54
Single family residential mortgages	76	186
Total accretion	$140	$246
Ending balance of discount on purchased loans	$1,091	$1,462

Interest expense on deposits increased to $15.7 million for the first quarter of 2023 as compared to $2.3 million for the first quarter of 2022. The $13.4 million, or 585.1%, increase in interest expense on deposits was primarily due to a 231 basis point increase in the average rate paid on interest-bearing deposits due to average higher rates paid on time deposits and a $206.7 million increase in average interest-bearing deposits. Average non-interest-bearing deposits decreased $603.1 million to $698.4 million from $1.3 billion in the first quarter of 2022 primarily due to the continued reduction of a single deposit relationship and customers transferring their deposit balances into higher yielding money market accounts and time deposits.

Provision for Credit Losses. The provision for credit losses increased $1.6 million to $2.0 million in the first quarter of 2023 compared to $366,000 in the first quarter of 2022. The increase was reflective of increases in classified loans during the first quarter of 2023 that increased the qualitative factors in the Company's CECL model. The provision for credit losses included a provision for credit losses of $2.2 million, partially offset by a credit for off balance sheet commitments of $140,000 in the first quarter of 2023. There were $157,000 in net loan charge-offs in the first quarter of 2023, as compared to $14,000 in net loan recoveries in the first quarter of 2022.

Noninterest Income. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%
Noninterest income:
Service charges, fees and other	$1,257	$1,121	$136	12.1%
Gain on sale of loans	29	1,174	(1,145)	(97.5)%
Loan servicing fee, net of amortization	731	432	299	69.2%
Unrealized gain/(loss) on derivatives	10	(108)	118	(109.3)%
Increase in cash surrender of life insurance	335	325	10	3.1%
Total noninterest income	$2,362	$2,944	$(582)	(19.8)%

Noninterest income decreased $582,000, or 19.8%, to $2.4 million for the first quarter of 2023, compared to $2.9 million in the same quarter in the prior year. The decrease was primarily attributable to a $1.1 million decrease in gain on sale of loans due to increases in market rates of interest that caused decreases in both loans held for sale and gain on loans sold, partially offset by a $299,000 increase in loan servicing fees due to loan payoffs slowing down in 2023, a $131,000 increase in service charges, and a $118,000 increase in gain on derivatives.

Service charges, fees and other income. Service charges, fees and other income totaled $1.3 million in the first quarter of 2023, compared to $1.1 million in the first quarter of 2022. The $131,000 increase was primarily due to an $84,000 increase in annuity sale fees and a $56,000 increase in safe deposit box fees.

Gain on sale of loans. Gain on sale of loans is comprised primarily of gains on sale of SFR mortgage loans and SBA loans. Gain on sale of loans totaled $29,000 in the first quarter of 2023, compared to $1.2 million in the first quarter of 2022. The decrease was primarily caused by a decrease of $34.3 million in loan sale volume, primarily due to the increase in interest rates, which resulted in the decreases in FNMA, non-qualified mortgage loan, and SBA originations and loan sales.

The following table presents information on loans sold and gain on loans sold for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%
Loans sold:
SBA	$127	$8,349	$(8,222)	(98.5)%
Single family residential mortgage	836	26,932	(26,096)	(96.9)%
	$963	$35,281	$(34,318)	(97.3)%
Gain on loans sold:
SBA	$10	$463	$(453)	(97.8)%
Single family residential mortgage	19	711	(692)	(97.3)%
	$29	$1,174	$(1,145)	(97.5)%

Loan servicing income, net of amortization. Our loan servicing income, net of amortization, increased by $299,000 to $731,000 for the three months ended March 31, 2023 compared to net servicing income of $432,000 for the three months ended March 31, 2022. Loan servicing income, net of amortization increased due to higher interest rates, which affects the pre-payment speeds on loans serviced. We are experiencing lower loan pre-payments in SFR and SBA loans due to higher market rates. The increase in SBA loan servicing income is due to less loan payoffs for the first three months of 2023 compared to loan payoffs in first three months of 2022, though the volume of SBA loans we are servicing is decreasing. The following table presents information on loans servicing income for the three months ended March 31, 2023 and 2022.

(dollars in thousands)	For the Three Months Ended March 31,		Increase (Decrease)
For the period	2023	2022	$	%
Loan servicing income, net of amortization:
Single family residential loans serviced	$566	$250	$316	126.4%
SBA loans serviced	165	182	(17)	9.3%
Total	$731	$432	$299	69.2%

As of March 31, 2023, we were servicing SFR mortgage loans for other financial institutions and FNMA, and we were also servicing SBA loans. The decline in the respective servicing portfolios reflects prepayment of loans from the first quarter of 2022 through the first quarter of 2023.

The following table shows loans serviced for others as of March 31, 2023 and 2022:

	March 31,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%
As of period-end
Single family residential loans serviced	$1,098,526	$1,236,179	$(137,653)	(11.1)%
SBA loans serviced	114,756	142,023	(27,267)	(19.2)%
Commercial real estate loans serviced	3,970	4,050	(80)	(2.0)%
Construction loans	3,884	—	3,884	100%
Total	$1,221,136	$1,382,252	$(161,116)	(11.7)%

Unrealized gain/(loss) on Derivatives. There was $10,000 gain on derivatives in the first quarter of 2023 compared to $108,000 of loss for the first quarter of 2022, due changes in value from interest rate lock commitments and mortgage loan sales commitments.

Noninterest expense. The following table sets forth major components of our noninterest expense for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%
Noninterest expense:
Salaries and employee benefits	$9,864	$9,369	$495	5.3%
Occupancy and equipment expense	2,398	2,206	192	8.7%
Data processing	1,299	1,258	41	3.3%
Legal and professional	3,013	1,006	2,007	199.5%
Office expenses	375	293	82	28.0%
Marketing and business promotion	300	307	(7)	(2.3)%
Insurance and regulatory assessments	504	441	63	14.3%
Amortization of core deposit intangible	237	279	(42)	(15.1)%
Other expenses	921	902	19	2.1%
Total noninterest expense	$18,911	$16,061	$2,850	17.7%

Noninterest expense increased $2.9 million or 17.7%, to $18.9 million in the first quarter of 2023 compared to $16.1 million in the first quarter of 2022. The $2.9 million increase was primarily due to a $2.0 million increase in legal and other professional expenses, a $495,000 increase in salaries and employee benefits expense due to new hires and merit increases to reflect economic inflation, and a $192,000 increase in occupancy and equipment expense.

Salaries and employee benefits expense. Salaries and employee benefits expense increased $495,000, or 5.3%, to $9.9 million for the first quarter of 2023 compared to $9.4 million for the first quarter of 2022, due to normal salary increases, increases in staff level and increases in health benefit costs. The number of full-time equivalent employees was 363 at March 31, 2023 compared to 357 at March 31, 2022. None of our employees are represented by a labor union, or governed by any collective bargaining agreements.

Occupancy and equipment expense. Occupancy and equipment expense increased $192,000, or 8.7%, to $2.4 million for the first quarter of 2023 compared to $2.2 million for the first quarter of 2022.

Legal and professional expense. Legal and professional expense increased $2.0 million to $3.0 million in the three months ended March 31, 2023 compared to $1.0 million for the three months ended March 31, 2022. The $2.0 million increase in legal and professional expenses from the first quarter of 2022 was due to legal expenses related to an internal investigation and increased external auditor fees, which are expected to decrease in subsequent quarters.

Income Tax Expense. During the three months ended March 31, 2023 and 2022, the Company recorded an income tax provision of $4.6 million and $6.4 million, respectively, reflecting an effective tax rate of 29.4% and 30.4% for the three months ended March 31, 2023 and 2022, respectively. The Company recognized tax benefit from stock option exercises of $5,000 for the three months ended March 31, 2023 and $23,000 for the same period in 2022.

Net Income. Net income after tax amounted to $11.0 million for the first quarter of 2023, a $3.6 million, or a 25.0% decrease from $14.6 million in the first quarter of 2022 primarily due to an increase of $2.9 million in non-interest expense, an increase of $1.6 million in the provision for credit losses, a decrease of $582,000 in non-interest income, and a $390,000 decrease in net interest income, partially offset by  a decrease of $1.8 million in income tax expense.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets increased $191.0 million to $4.1 billion as of March 31, 2023 from $3.9 billion as of December 31, 2022 primarily due to increases in cash and cash equivalents of $147.2 million, investment securities of $36.5 million and net HFI loans of $6.0 million.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at March 31, 2023 and December 31, 2022. The book value for debt securities classified as available for sale is reflected at fair market value and the book value for securities classified as held to maturity is reflected at amortized cost.

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value
Government agency securities	$4,233	1.4%	$4,495	1.7%
SBA agency securities	2,369	0.8%	2,411	0.9%
Mortgage-backed securities: residential	37,719	12.6%	38,057	14.4%
Mortgage-backed securities: commercial	4,848	1.6%	4,871	1.9%
Collateralized mortgage obligations: residential	74,247	24.8%	69,903	26.6%
Collateralized mortgage obligations: commercial	44,644	14.9%	41,690	15.9%
Commercial paper	79,454	26.6%	49,537	18.9%
Corporate debt securities (1)	36,630	12.2%	37,012	14.1%
Municipal securities	9,227	3.2%	8,854	3.4%
Total securities, available for sale, at fair value	$293,371	98.1%	$256,830	97.8%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$1,002	0.3%	$1,003	0.4%
Tax-exempt municipal securities	4,720	1.6%	4,726	1.8%
Total securities, held to maturity, at amortized cost	5,722	1.9%	5,729	2.2%
Total securities	$299,093	100.0%	$262,559	100.0%

(1)	Comprised of corporate note securities, commercial paper and financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM at March 31, 2023 and December 31, 2022.

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2023	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$4,686	$—	$(453)	$4,233
SBA agency securities	2,566	—	(197)	2,369
Mortgage-backed securities: residential	43,778	—	(6,059)	37,719
Mortgage-backed securities: commercial	4,864	—	(16)	4,848
Collateralized mortgage obligations: residential	86,145	38	(11,936)	74,247
Collateralized mortgage obligations: commercial	47,171	1	(2,528)	44,644
Commercial paper	79,518	3	(67)	79,454
Corporate debt securities	40,663	—	(4,033)	36,630
Municipal securities	12,661	—	(3,434)	9,227
	$322,052	$42	$(28,723)	$293,371
Held to maturity
Municipal taxable securities	$1,002	$8	$(2)	$1,008
Municipal securities	4,720	—	(67)	4,653
	$5,722	$8	$(69)	$5,661
December 31, 2022
Available for sale
Government agency securities	$5,012	$—	$(517)	$4,495
SBA agency securities	2,634	—	(223)	2,411
Mortgage-backed securities: residential	44,809	—	(6,752)	38,057
Mortgage-backed securities: commercial	4,887	—	(16)	4,871
Collateralized mortgage obligations: residential	82,759	—	(12,856)	69,903
Collateralized mortgage obligations: commercial	44,591	—	(2,901)	41,690
Commercial paper	49,551	2	(16)	49,537
Corporate debt securities	41,176	1	(4,165)	37,012
Municipal securities	12,669	—	(3,815)	8,854
	$288,088	$3	$(31,261)	$256,830
Held to maturity
Municipal taxable securities	$1,003	$7	$(3)	$1,007
Municipal securities	4,726	—	(170)	4,556
	$5,729	$7	$(173)	$5,563

The weighted-average book yield on the total investment portfolio at March 31, 2023 was 2.93% with a weighted-average life of 5.3 years. This compares to a weighted-average book yield of 2.55% with a weighted-average life of 5.8 years at December 31, 2022. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows the Company’s investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired A summary of our analysis of these securities and the unrealized losses is described more fully in "Note 4 — Investment Securities" of our consolidated financial statements included in our 2022 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months		Twelve Months or More		Total
(dollars in thousands)		Unrealized		Unrealized		Unrealized
March 31, 2023	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government sponsored agencies	$—	$—	$4,233	$(453)	$4,233	$(453)
SBA Agency Securities	—	—	2,369	(197)	2,369	(197)
Mortgage-backed securities: residential	4,733	(191)	32,986	(5,868)	37,719	(6,059)
Mortgage-backed securities: commercial	4,848	(16)	—	—	4,848	(16)
Collateralized mortgage obligations: residential	25,853	(927)	43,380	(11,009)	69,233	(11,936)
Collateralized mortgage obligations: commercial	—	—	41,680	(2,528)	41,680	(2,528)
Commercial paper	69,476	(67)	—	—	69,476	(67)
Corporate debt securities	15,554	(429)	21,075	(3,604)	36,629	(4,033)
Municipal securities	—	—	9,227	(3,434)	9,227	(3,434)
Total available for sale	$120,464	$(1,630)	$154,950	$(27,093)	$275,414	$(28,723)

Municipal taxable securities	$498	$(2)	$—	$—	$498	(2)
Municipal securities	3,440	(47)	411	(20)	3,851	(67)
Total held to maturity	$3,938	$(49)	$411	$(20)	$4,349	$(69)

December 31, 2022
Government sponsored agencies	$354	$(24)	$4,141	$(493)	$4,495	$(517)
SBA agency securities	2,411	(223)	—	—	2,411	(223)
Mortgage-backed securities: residential	5,535	(362)	32,522	(6,390)	38,057	(6,752)
Mortgage-backed securities: commercial	4,871	(16)	—	—	4,871	(16)
Collateralized mortgage obligations: residential	27,050	(1,842)	39,815	(11,014)	66,865	(12,856)
Collateralized mortgage obligations: commercial	18,741	(790)	22,949	(2,111)	41,690	(2,901)
Commercial paper	39,624	(16)	—	—	39,624	(16)
Corporate debt securities	22,977	(1,843)	10,330	(2,322)	33,307	(4,165)
Municipal securities	—	—	8,854	(3,815)	8,854	(3,815)
Total available for sale	$121,563	$(5,116)	$118,611	$(26,145)	$240,174	$(31,261)

Municipal taxable securities	$498	$(3)	$—	$—	$498	(3)
Municipal securities	4,556	(170)	—	—	4,556	(170)
Total held to maturity	$5,054	$(173)	$—	$—	$5,054	$(173)

The Company did not record any charges for other-than-temporary impairment losses for the three months ended March 31, 2023 and 2022.

Loans

At March 31, 2023, total loans held for investment, net of allowance for credit losses, totaled $3.3 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at March 31, 2023 and December 31, 2022:

	As of March 31, 2023		As of December 31, 2022
(dollars in thousands)	$	%	$	%
Loans:(1)
Real Estate:
Construction and land development	$281,203	8.4%	$276,876	8.3%
Commercial real estate (2)	1,288,188	38.5%	1,312,132	39.3%
Single-family residential mortgages	1,539,982	46.1%	1,464,108	43.9%
Commercial:
Commercial and industrial	156,023	4.7%	201,223	6.0%
SBA	58,531	1.7%	61,411	1.8%
Other:
Other loans	18,489	0.6%	20,699	0.7%
Total loans	3,342,416	100.0%	3,336,449	100.0%
Allowance for credit losses	(43,071)		(41,076)
Total loans, net	$3,299,345		$3,295,373

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.

Total HFI loans increased $6.0 million, or 0.2%, to $3.3 billion at March 31, 2023 compared to $3.3 billion at December 31, 2022. The increase was primarily due to increases in SFR mortgage loans of $75.9 million and C&D loans of $4.3 million, partially offset by decreases in C&I loans of $45.2 million, CRE loans of $23.9 million and SBA loans of $2.9 million.

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

C&I loans decreased $45.2 million, or 22.5%, to $156.0 million as of March 31, 2023 compared to $201.2 million at December 31, 2022 due to normal activity.

Commercial real estate loans. CRE loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR mortgage loans originated for a business purpose. The interest rate for the majority of these loans are prime-based and have a maturity of five years or less. Our policy maximum loan-to-value (“LTV”) ratio is 75% for CRE loans; however, we temporarily lowered the applicable LTV to 70% to be conservative in regards to real estate valuations. The total CRE portfolio decreased $23.9 million, or 1.8%, to $1.29 billion at March 31, 2023, compared to $1.31 billion at December 31, 2022. The multi-family residential loan portfolio was $614.8 million as of March 31, 2023 and $643.2 million as of December 31, 2022. The SFR mortgage loan portfolio originated for a business purpose totaled $68.2 million as of March 31, 2023 and $69.3 million as of December 31, 2022.

Construction and land development loans. C&D loans increased $4.3 million, or 1.6%, to $281.2 million at March 31, 2023 as compared to $276.9 million at December 31, 2022, as originations exceeded loan repayments. The following table shows the categories of our C&D portfolio as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023		As of December 31, 2022		Increase (Decrease)
(dollars in thousands)	$	Mix %	$	Mix %	$	%
Residential construction	$169,403	60.2%	$166,558	60.1%	$2,845	1.7%
Commercial construction	79,759	28.4%	77,231	27.9%	2,528	3.3%
Land development	32,041	11.4%	33,087	12.0%	(1,046)	(3.2)%
Total construction and land development loans	$281,203	100.0%	$276,876	100.0%	$4,327	1.6%

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

SBA loans decreased $2.9 million, or 4.7%, to $58.5 million at March 31, 2023 compared to $61.4 million at December 31, 2022. We originated SBA loans of $3.0 million during the first three months of 2023. Offsetting these loan originations were loan sales of $127,000 and net loan payoffs and paydowns of $5.7 million during the first three months of 2023.

SFR Loans. We originate both qualified and non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. As of March 31, 2023, we had $1.5 billion of SFR real estate loans, representing 46.1% of our HFI loan portfolio.

As of March 31, 2023, the weighted-average loan-to-value of the portfolio was 57.9%, the weighted average FICO score was 763, and the average duration of the portfolio was 3.3 years.

We originate non-qualified SFR mortgage loans both to sell and hold for investment. The loans held for investment are generally originated through our retail branch network to our customers.

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

SFR mortgage real estate loans (which include $2.9 million of home equity loans) increased $75.9 million, or 5.2%, to $1.5 billion as of March 31, 2023 as compared to $1.5 billion as of December 31, 2022. The increase was due to greater loan originations compared to net pay-offs and paydowns. There were no loans held for sale as of March 31, 2023 and December 31, 2022. The absence of loans held for sale is primarily due to decreasing FNMA loan originations caused by interest rate hikes.

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

Analysis of the Allowance for Credit Losses. The following table allocates the allowance for credit losses, or the allowance, by category:

	As of March 31, 2023		As of December 31, 2022
(dollars in thousands)	$	% (1)	$	% (1)
Loans:
Real Estate:
Construction and land development	$2,391	0.85%	$2,638	0.95%
Commercial real estate (2)	18,148	1.41%	17,657	1.35%
Single family residential mortgages	19,716	1.28%	17,640	1.20%
Commercial:
Commercial and industrial	1,501	0.96%	1,804	0.90%
SBA	672	1.15%	621	1.01%
Other:
Other	643	3.48%	716	3.46%
Allowance for credit losses	$43,071	1.29%	$41,076	1.23%

(1)	% of allowance to total loans in the respective category
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

Allowance for Credit Losses.

The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated balance sheet. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company has elected to utilize a discounted cash flow (“DCF”) approach for all segments except consumer loans and warehouse mortgage, for which we elected to utilize a remaining life approach.

The Company’s DCF methodology incorporates a probability of default, loss given default and exposure at default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. The use of reasonable and supportable forecasts requires significant judgment, such as selecting unemployment forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management estimates the allowance balance required using past loan loss experience from peers with similar portfolio sizes and geographic locations to the Company, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The Company’s CECL methodology utilizes a four-quarter reasonable and supportable forecast period, and a four-quarter reversion period. The Company is using the Federal Open Market Committee to obtain forecasts for the unemployment rate, while reverting to a long-run average of each considered economic factor.

The Company uses both internal and external qualitative factors within the CECL model: lending policies, procedures, and strategies; economic conditions; changes in nature and volume of the portfolio; credit staffing and administration experience; problem loan trends; loan review results; collateral values; concentrations; and regulatory and business environment.

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.02% for the three months ended March 31, 2023 and 0.00% for the twelve months ended December 31, 2022.

The ACL was $43.1 million at March 31, 2023 compared to $41.1 million at December 31, 2022. The $2.0 million increase in 2023 was primarily due to a provision for credit losses of $2.2 million, partially offset by provision reversal for unfunded commitments of $140,000.

The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
(dollars in thousands)	2023	2022
Balance, beginning of period	$41,076	$32,912
ASU 2016-13 transition adjustment	—	2,135
Adjusted beginning balance	$41,076	$35,047
Charge-offs:
Single-family residential mortgages	(93)	—
Other	(68)	(47)
Total charge-offs	(161)	(47)
Recoveries:
Commercial and industrial	—	1
SBA	1	59
Other	3	1
Total recoveries	4	61
Net (charge-offs) recoveries	(157)	14
Provision for credit losses	2,152	366
Balance, end of period	$43,071	$35,427

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$1,157	$1,203
Impact of ASU 2016-13 adoption	—	1,045
Adjusted beginning balance	$1,157	$2,248
Reversal for credit losses	(140)	(17)
Balance, end of period	$1,017	$2,231

Total HFI loans at end of period	3,342,416	3,006,484
Average HFI loans	3,342,578	2,983,360
Net (charge-offs) recoveries to average HFI loans	(0.02)%	0.00%
Allowance for credit losses to total loans	1.29%	1.11%
Credit discount on loans purchased through acquisitions	$2,521	$3,084

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

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest (of which there were none during the periods presented), and modified loans. Nonperforming loans exclude PCI loans. The balances of nonperforming loans reflect the net investment in these assets.

	As of March 31,	As of December 31,
(dollars in thousands)	2023	2022
Accruing modified loans:
Commercial and industrial	$280	$306
Commercial real estate	900	894
Total accruing modified loans	1,180	1,200
Non-accrual loans:
Commercial and industrial	692	713
SBA	2,122	2,245
Construction and land development	141	141
Commercial real estate	13,418	13,189
Single-family residential mortgages	8,745	5,936
Other	138	99
Total non-accrual loans	25,256	22,323
Total non-performing loans	26,436	23,523
OREO	577	577
Nonperforming assets	$27,013	$24,100
Nonperforming loans to total loans	0.79%	0.71%
Nonperforming assets to total assets	0.66%	0.61%

Non-performing loans increased $2.9 million to $26.4 million at March 31, 2023, from $23.5 million at December 31, 2022. The $2.9 million increase in non-performing loans was due to the increase in non-performing SFR loans in the amount of $4.7 million, partially offset by non-performing SFR loan payoffs or paydowns of $1.8 million during the first three months of 2023.

Our 30-89 day delinquent loans, excluding non-accrual loans were $14.3 million as of March 31, 2023, compared to $15.2 million as of December 31, 2022. The $961,000 decrease in past due loans was primarily due to loans that migrated back to past due for less than 30 days in the amount of $5.8 million, loans that converted to non-accrual status in the aggregate amount of $1.5 million, and payoffs and paydowns of $474,000, partially offset by the addition of new delinquent loans in the aggregate amount of $6.8 million.

We did not recognize any interest income on non-accrual loans during the three months ended March 31, 2023 and 2022, while the loans were in non-accrual status. We recognized interest income on modified loans of $35,000 and $46,000 during the three months ended March 31, 2023 and 2022, respectively.

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

Loans classified as special mention increased $46.8 million to $89.0 million at March 31, 2023 from $42.2 million at December 31, 2022. Loans classified as substandard increased $15.7 million to $77.7 million at March 31, 2023 from $62.0 million at December 31, 2022. The entire increase in special mention loans is due to one large construction loan. The payment of this loan is current and expected to be refinanced by other financial institution. The increase in substandard loans is mainly due to decreased debt service coverage ratio reflecting recently increased interest rates. All substandard loans are fully secured as of March 31, 2023.

Cash and Cash Equivalents. Cash and cash equivalents increased $147.2 million, or 176.1%, to $230.7 million as of March 31, 2023 as compared to $83.5 million at December 31, 2022. The increase in cash and cash equivalents was due to the increases in the balances of time deposits due to bank-wide time deposits promotions to strengthen our liquidity position and slowdown in lending.

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

Goodwill and Other Intangible Assets. Goodwill was $71.5 million at both March 31, 2023 and December 31, 2022. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consist of CDI, were $3.5 million and $3.7 million at March 31, 2023 and December 31, 2022, respectively. The CDI assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of eight to ten years.

Liabilities. Total liabilities increased by $180.8 million to $3.6 billion at March 31, 2023 from $3.4 billion at December 31, 2022, primarily due to a $173.4 million increase in deposits.

Deposits. As an Asian-American business bank that focuses on successful businesses and their owners, many of our depositors choose to make large deposits with us.

As of March 31, 2023, our top ten deposits totaled $388.2 million, of which one is related to directors and shareholders of the Company for a total of $25.4 million, or approximately 6.5% of our top ten deposit relationships. As of March 31, 2023, our directors and shareholders with deposits over $250,000 totaled $34.2 million, or 1.5%, of all relationships over $250,000.

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2023 and year ended December 31, 2022:

	For the Three Months Ended		For the Year Ended
	March 31, 2023		December 31, 2022
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$698,351	—	$1,050,063	—
Interest-bearing:
NOW	63,401	0.69%	73,335	0.36%
Money market	458,824	1.89%	631,094	0.81%
Savings	120,695	0.16%	144,409	0.13%
Time, less than $250,000	912,694	3.30%	609,464	1.08%
Time, $250,000 and over	762,770	3.18%	565,059	1.20%
Total interest-bearing	2,318,384	2.75%	2,023,361	0.93%
Total deposits	$3,016,735	2.11%	$3,073,424	0.61%

The following table sets forth the maturity of time deposits of $250,000 or more and all wholesale deposits as of March 31, 2023:

	Maturity Within:
(dollars in thousands)	Three Months	After Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$116,744	$190,379	$428,249	$22,977	$758,349
Wholesale deposits (1)	495	8,138	53,711	8,292	70,636
Time, brokered	249,979	—	119,905	—	369,884
Total	$367,218	$198,517	$601,865	$31,269	$1,198,869

(1)	Wholesale deposits are defined as time deposits under $250,000 originated through via internet rate line and/or through other deposit originators.

We acquire wholesale time deposits from the internet and outside deposits originators as needed to supplement liquidity. The total amount of such deposits was $70.6 million as of March 31, 2023 and $7.1 million as of December 31, 2022. The Bank had $369.9 million in brokered deposits at March 31, 2023 and $255.0 million in brokered deposits at December 31, 2022. The increases in brokered deposits and wholesale deposits were a result of efforts to strengthen our liquidity position.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(dollars in thousands)
	March 31, 2023	December 31, 2022
Uninsured deposits	$1,090,714	$1,212,517

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $581.1 million at March 31, 2023. The following table sets forth the maturity distribution of the estimated uninsured time deposits

As of March 31,
(dollars in thousands)	2023
3 months or less	$119,539
Over 3 months through 6 months	149,238
Over 6 months through 12 months	293,160
Over 12 months	19,203
Total	$581,140

Total deposits increased $173.4 million to $3.2 billion at March 31, 2023 as compared to $3.0 billion at December 31, 2022. The increase was mainly due to increases in the balances of higher yielding time deposits. As of March 31, 2023, total deposits were comprised of 21.3% noninterest-bearing demand accounts, 19.6% of interest-bearing non-maturity accounts and 59.1% of time deposits.

As of March 31, 2023, $36,000 in deposit overdrafts were reclassified as other loans. As of December 31, 2022, the amount was $108,000.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. We had $70.0 million in FHLB short-term advances at March 31, 2023 and $70.0 million in FHLB short-term advances at December 31, 2022. The Company secured these short-term FHLB advances in order to maintain its liquidity to meet its funding needs due to reduced concentration of certain deposit customers and other deposit outflows. The average fixed interest rate on FHLB short-term advances is 5.11%. We had $150.0 million in FHLB long-term advances at March 31, 2023 and December 31, 2022. The original term is five years, maturing by March 2025. The average fixed interest rate on FHLB long-term advances is 1.18%. The Company secured this funding in case it experienced a liquidity issue caused by the COVID-19 pandemic and to obtain an attractive interest rate. The following table sets forth information on our total FHLB advances during the periods presented:

	As of and For the Three Months Ended
	March 31,
(dollars in thousands)	2023	2022
Outstanding at period-end	$220,000	$150,000
Average amount outstanding	229,778	150,000
Maximum amount outstanding at any month-end	220,000	150,000
Weighted average interest rate:
During period	2.49%	1.18%
End of period	2.43%	1.18%

Long-term Debt. In November 2018, the Company issued $55.0 million of 6.18% fixed-to-floating rate subordinated notes due December 1, 2028. The Company used the net proceeds from the offering for general corporate purposes, including providing capital to the Bank and maintaining adequate liquidity at the Company. The subordinated notes bear interest at the initial rate of 6.18% per annum from December 1, 2018 until but excluding December 1, 2023, payable on June 1 and December 1 of each year. Thereafter, the Company will pay interest on the principal amount of this note at a variable rate equal to three month LIBOR plus 315 basis points each March 1, June 1, September 1 and December 1.

In March 2021, the Company issued $120 million of 4.00% fixed-to-floating rate subordinated debentures due April 1, 2031. The interest rate is fixed through July 1, 2026 and floats at 3 month SOFR plus 329 basis points thereafter. The Company can redeem these subordinated debentures beginning April 1, 2026. The subordinated debentures are considered Tier 2 capital at the Company.

Subordinated Debentures. Subordinated debentures consist of subordinated notes. As of March 31, 2023 and December 31, 2022, the amount outstanding was $14.8 million and $14.7 million, respectively. Under the terms of our subordinated notes and the related subordinated note purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt. These subordinated notes consist of the following:

●  The Company maintains the TFC Statutory Trust ("TFC Trust"), which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). These trust preferred securities were originally issued by TFC Trust, which was a subsidiary of TFC Holding Company, which was acquired by the Company in February 2016. The Company determined the fair value as of the valuation date of the TFC Trust issuance was $3.3 million, indicating a discount of $1.9 million. The underlying debentures bear interest equal to three month LIBOR plus 1.65%, payable each March 15, June 15, September 15 and December 15. The maturity date is March 15, 2037. The subordinated debentures have a variable rate of interest equal to the three month LIBOR plus 1.65%, which was 6.52% as of March 31, 2023 and 6.42% at December 31, 2022.

●  The Company maintains the First American International Statutory Trust I ("FAIC Trust"), which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). These trust preferred securities were originally issued by FAIC Trust, which was a subsidiary of FAIC, which the Company acquired in October 2018. The Company determined the fair value as of the valuation date of the FAIC Trust issuance was $6.0 million, with a discount of $1.2 million. The underlying debentures bear interest equal to three month LIBOR plus 2.25%, payable each March 15, June 15, September 15 and December 15. The maturity is December 15, 2034. The rate at March 31, 2023 was 7.12% and 7.02% at December 31, 2022.

●  In January 2020, the Company, through the acquisition of PGB Holdings, Inc., acquired Pacific Global Bank Trust I ("PGBH Trust"), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. There was a $763,000 discount recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at March 31, 2023 was 6.97% and 6.87% at December 31, 2022.

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

Shareholders’ equity increased $10.2 million, or 2.1%, to $494.8 million during the three-month period ended March 31, 2023 due to $11.0 million of net income and a $1.8 million decrease in net accumulated other comprehensive losses, partially offset by $3.0 million of common stock cash dividends .

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

As of both March 31, 2023 and December 31, 2022, we had $92.0 million of unsecured federal funds lines with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window were $11.8 million at March 31, 2023 and $12.0 million at December 31, 2022, respectively. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $16.2 million and $16.8 million as of March 31, 2023 and December 31, 2022, respectively. We did not have any borrowings outstanding with the Federal Reserve at March 31, 2023 and December 31, 2022, and our borrowing capacity is limited only by eligible collateral.

At March 31, 2023 and December 31, 2022, we had $150.0 million in FHLB long-term advances outstanding. At March 31, 2023 and December 31, 2022, we had $70.0 million in FHLB short-term advances outstanding. Based on the values of loans pledged as collateral, we had $1.0 billion of borrowing capacity with the FHLB as of March 31, 2023 and $1.1 billion at December 31, 2022.

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

The table below summarizes the minimum capital requirements applicable to RBB and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to RBB and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as RBB’s and the Bank’s capital ratios as of March 31, 2023 and December 31, 2022. RBB and the Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at March 31, 2023	Ratio at December 31, 2022	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	11.61%	11.67%	4.00%	4.00%	5.00%
Bank	14.86%	14.89%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	16.33%	16.03%	4.50%	7.00%	6.50%
Bank	21.63%	21.14%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	16.88%	16.58%	6.00%	8.50%	8.00%
Bank	21.63%	21.14%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	24.58%	24.27%	8.00%	10.50%	10.00%
Bank	22.88%	22.40%	8.00%	10.50%	10.00%

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

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at March 31, 2023:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,289,277	$—	$—	$—	$1,289,277
Time deposits	1,781,354	79,243	1,181	7	1,861,785
FHLB advances	70,000	150,000	—	—	220,000
Long-term debt	—	—	—	173,730	173,730
Subordinated debentures	—	—	—	14,774	14,774
Leases	3,569	9,090	9,092	9,327	31,078
Total contractual obligations	$3,144,200	$238,333	$10,273	$197,838	$3,590,644

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

(dollars in thousands)	March 31, 2023	December 31, 2022
Tangible common equity:
Total shareholders' equity	$494,757	$484,563
Adjustments
Goodwill	(71,498)	(71,498)
Core deposit intangible	(3,481)	(3,718)
Tangible common equity	$419,778	$409,347
Tangible assets:
Total assets-GAAP	$4,110,084	$3,919,058
Adjustments
Goodwill	(71,498)	(71,498)
Core deposit intangible	(3,481)	(3,718)
Tangible assets:	$4,035,105	$3,843,842
Common shares outstanding	18,992,903	18,965,776
Common equity to assets ratio	12.04%	12.36%
Book value per share	$26.05	$25.55
Tangible common equity to tangible assets ratio	10.40%	10.65%
Tangible book value per share	$22.10	$21.58

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

	For the Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net income available to common shareholders	$10,970	$14,617
Average shareholders' equity	492,300	470,898
Adjustments:
Goodwill	(71,498)	(69,268)
Core deposit intangible	(3,636)	(4,061)
Adjusted average tangible common equity	$417,166	$397,569
Return on average tangible common equity	10.66%	14.91%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified three primary sources of market risk: interest rate risk, price risk, and basis risk.

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-300	-200	-100	+100	+200	+300
March31, 2023
Dollar change	$1,610	$2,154	$107	$6,740	$13,387	$20,056
Percent change	1.28%	1.71%	0.08%	5.35%	10.63%	15.92%
December31, 2022
Dollar change	$3,267	$5,538	$3,462	$5,745	$11,545	$17,212
Percent change	2.39%	4.06%	2.54%	4.21%	8.46%	12.61%

We report NII at Risk to isolate the change in income related solely to interest earning assets and interest-bearing liabilities. The NII at Risk results included in the table above reflect the analysis used quarterly by management. It models immediate -300, -200, -100, +100, +200, and +300 basis point parallel shifts in market interest rates, implied by the forward yield curve over the next one-year period.

We are within board policy limits for the +/-100, +/-200, and +/-300 basis point scenarios. The NII at Risk reported at March 31, 2023, projects that our earnings are expected to be slightly asset sensitive to changes in interest rates over the next year. In recent periods, the amount of floating rate assets increased, resulting in a position shift from interest rate neutral to slightly asset sensitive.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-300	-200	-100	+100	+200	+300
March31, 2023
Dollar change	(32,831)	10,315	22,515	(23,722)	(48,860)	(74,595)
Percent change	(5.95)%	1.87%	4.08%	(4.30)%	(8.86)%	(13.52)%
December31, 2022
Dollar change	(83,032)	(30,544)	(3,801)	(22,540)	(47,643)	(74,319)
Percent change	(12.92)%	(4.75)%	(0.59)%	(3.51)%	(7.41)%	(11.56)%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate +/-100, +/-200, and +/-300 basis point parallel shifts in market interest rates.

We are within board policy limits for the +/-100, +/-200, and +/-300 basis point scenarios. The likelihood that interest rates decrease further or become negative is small, in management's opinion. Therefore, this scenario is considered remote. The EVE reported at March 31, 2023 projects that as interest rates increase immediately, the economic value of equity position will be expected to decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

         Our principal executive officer and principal financial officer identified material weaknesses related to the Company’s internal control over financial reporting and, as such, concluded that the Company's internal control over financial reporting was ineffective as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The following material weaknesses were identified in the Company’s internal control over financial reporting:

●	The Company failed to design and maintain effective controls with respect to the review, analysis and approval of related party transactions and relied on the completeness and accuracy of director and officer questionnaires. The material weakness resulted in an adjustment to the Company’s related party transaction disclosures as of September 30, 2022 and December 31, 2022. This material weakness did not result in any adjustment to the related party disclosure or misstatement as of March 31, 2023.
●	The Company failed to design and maintain effective controls over segregation of duties with respect to the review, posting and approval of journal entries and accounts payable transactions and maintain effective IT access controls around the related system. The material weakness did not result in a misstatement.
●	The Company failed to design and maintain effective controls with respect to the review of various assumptions and judgements within the CECL model including subjective assumptions within the quantitative discounted cash flow calculation and subjective judgements related to qualitative factors and maintain effective IT access controls around the related system. The material weakness did not result in a misstatement.
●	The Company’s control environment failed to demonstrate a commitment to attract, develop, and retain competent individuals in the area of internal control over financial reporting. The material weakness did not result in a misstatement.

          The Company has concluded that the existence of these material weaknesses did not result in a material misstatement of the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 or in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Remediation Efforts

Subsequent to the period covered by the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, with respect to the material weakness set forth in the first and second bullet points above, and subsequent to the period covered by the 2022 Annual Report with respect to the material weaknesses identified in the third and fourth bullet points above, management has been actively engaged in developing remediation plans to address the material weaknesses noted above.

In order to remediate the material weakness related to related party transactions, the Company has enhanced training for those individuals responsible for reporting related party transactions. Further, the Company has and will continue to enhance controls to evaluate the completeness of reported relationships and to flag related party transactions in the Company’s books and records. Based on subsequent remediation efforts and enhanced controls, no adjustment was made to the Company related party transactions disclosure as of March 31, 2023.

In order to remediate the material weakness related to the review, posting and approval of journal entries and accounts payable transactions, the Company implemented new controls to segregate the posting function from review and approval functions of journal entries and accounts payable transactions. The Company will continue to enhance controls over the completeness of journal entry and accounts payable reviews to ensure all transactions are independently reviewed by an individual of sufficient authority. Further, the Company has and will continue to enhance controls over provisioning and periodic monitoring of user access to the related system.

In order to remediate the material weakness related to the CECL model, the Company has and will continue to enhance its review controls over subjective assumptions within the quantitative factors and the subjective judgments related to qualitative factors. Further, the Company has and will continue to enhance controls over provisioning and periodic monitoring of user access to the related system.

In order to remediate the material weakness related to the Company’s control environment, the Company has and will continue to supplement its staff by attracting, maintaining, and developing a sufficient complement of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting. In addition to supplementing internal staff, the Company engaged an outside advisory firm to assist the Company to enhance the internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting.

Other than described above, during the most recent fiscal quarter, there have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in Item 1A to Part I of our 2022 Annual Report. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this Report or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2 for “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 22, 2021, March 16, 2022, and June 14, 2022, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 500,000 shares, 500,000 shares, and 500,000 shares, respectively, of our common stock. For the three months ended March 31, 2023, we did not repurchase any shares of common stock, as shown in the table below.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2023 to January 31, 2023	—	$—	—	433,124
February 1, 2023 to February 28, 2023	—	$—	—	433,124
March 1, 2023 to March 31, 2023	—	$—	—	433,124
Total	—			433,124

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No	Description of Exhibits

3.1	Articles of Incorporation of RBB Bancorp (1)

3.2	Bylaws of RBB Bancorp (2)

3.3	Amendment to Bylaws of RBB Bancorp (4)

4.1	Specimen Common Stock Certificate of RBB Bancorp (3)

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: May 9, 2023	/s/ David Morris
David Morris President and Chief Executive Officer