Form 10-K/A
period 2022-12-31
RBB Bancorp
filed 2023-06-13
CIK 1499422

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

The number of shares of Registrant’s Common Stock outstanding as of June 8, 2023, was 18,992,903.

The Registrant's auditor is Crowe LLP, Los Angeles, California, PCAOB ID 173.

1 Per SEC guidance, this blank checkbox is included on this cover page but no disclosure with respect thereto shall be made until the adoption and effectiveness of related stock exchange listing standards.

EXPLANATORY NOTE

All references to “we,” “us,” “our,” or “RBB” mean RBB Bancorp and our consolidated subsidiaries, including Royal Business Bank, our primary operating subsidiary. All references to the “Bank’’ refer to Royal Business Bank. All references to the “Company” refer to RBB Bancorp.

The Company is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”), which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on April 7, 2023 (“Original Filing Date”). This Amendment updates Part III (Items 10-14) of the Form 10-K to contain certain additional information required therein.

In addition to the changes to Part III to provide the omitted information, this Amendment amends Item 15 of Part IV to include related certifications added to the list of Exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. This Amendment makes no other changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth certain information about the Company’s current directors, two (2) of whom will not stand for re-election at the Company’s 2023 annual meeting of shareholders held on Friday, June 9, 2023  (the “Annual Meeting”), one (1) of whom has not been nominated for re-election at the Annual Meeting, and our two (2) new director nominees, including their names, ages and, for our current directors, year in which they began serving as a director of the Company or the Bank prior to the Company’s formation in 2011.

Name	Age	Current Committees	Director Since
Dr. James W. Kao	77	Chairman of the Board, ALCO, DLC, IT	2015
William Bennett (4)	60	Director nominee	-
Wendell Chen (1)	46	Director, CRA Chair, Audit, Compensation, NG	2010
Robert M. Franko (3)	75	Director	2023
Christina Kao	37	Director, Compensation Chair, NG Chair, Audit, CRA, IT	2019
Christopher Koo (2)	65	Director, ALCO, CRA, DLC	2008
Joyce Wong Lee	69	Director, Audit, DLC, IT	2022
Christopher Lin	82	Director, DLC Chair, Audit, Compensation, NG	2010
Richard Lin (1)	41	Director, Audit, Compensation, CRA, NG	2011
Geraldine Pannu	53	Director, Audit Chair, ALCO, IT	2022
Scott Polakoff (3)	62	Director	2023
Frank Wong (4)	53	Director nominee	-
David R. Morris	63	Director, President and CEO, ALCO, CRA, IT	2022

(1)	Directors not standing for re-election.
(2)	Director not being nominated for re-election.
(3)
Mr. Franko and Mr. Polakoff were appointed to the Company’s Board of Directors (the “Board”) in April 2023 and their Board committee assignments will be determined at the first Board meeting following the Annual Meeting.

(4)	Director nominees. Board committee assignments will be determined at the first Board meeting following the Annual Meeting.

Pursuant to our Articles of Incorporation (“Articles”) and Bylaws, our Board is authorized to have not less than eight (8) members nor more than fifteen (15) members, and is currently comprised of eleven (11) members. The Board will reduce the number of directors to ten (10) preceding the Annual Meeting. Each of our directors serves for a one year term. The number of directors may be changed only by resolution of our Board within the range set forth in our Articles. As discussed in greater detail below, our Board has affirmatively determined that, with the exception of David R. Morris, our President and Chief Executive Officer (“CEO”), our other ten (10) current directors and two (2) director nominees qualify as independent directors based upon the rules of the Nasdaq Stock Market and the SEC. There are no arrangements or understandings between any of the directors and any other person pursuant to which he or she was selected as a director.

The business experience of each of the current directors and the two director nominees is set forth below. Except for Dr. James W. Kao and Ms. Christina Kao, there are no family relationships between the directors and executive officers. Except for Geraldine Pannu, director for Processa Pharmaceuticals (NASDAQ: PCSA), there are no other directors or executive officers of the Company serve as directors of any company that has a class of securities registered under the Securities Act of 1933, as amended (the “Securities Act”), or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any investment company registered under the Investment Company Act of 1940.

Dr. James W. Kao. Dr. Kao has served as Chairman of the Board since May 2021 and as a member since 2015.  Dr. Kao had a long and distinguished career at Philip Morris, USA in the research and development department. Since his retirement in 1998, Dr. Kao has been a successful investor in many companies. Dr. Kao holds a B.A. from National Taiwan University, an M.B.A. from Virginia Commonwealth University and his Ph.D. from Miami University. Our Board considered Dr. Kao’s various corporate positions, experiences as an investor and his educational background in determining that he should be a member of our Board.

William Bennett. Mr. Bennett served over 26 years with the 12th District of the Federal Reserve Bank of San Francisco; Portland and Seattle Branches, as Senior Regional Account Officer in its Financial Services Division from 1996 to 2022.  He was responsible for long-term consultative correspondent banking relationships with financial institutions, vendors, service bureaus, and payment associations throughout the Pacific Northwest and Mountain states, providing retail banking payment product solutions, risk and cash management services, and merger/acquisition/regulation/de novo guidance. Previously Mr. Bennett was with Figgie International Inc., Cleveland, Ohio and held various industrial engineering project management assignments for its corporate divisions of Rawlings Sporting Goods, Scott Aviation, American LaFrance, Kline Foundries, and Greer Hydraulics. Mr. Bennett holds a B.S. in Business Administration in Economics and Finance from Miami University, a M.B.A concentration in Accounting from the University of Oregon and held the Certified Cash Manager (CCM) and Accredited ACH Professional (AAP) designations from the Association for Financial Professionals and NACHA. Our Board considered Mr. Bennett’s experience as a financial product manager and his management of diverse banking portfolios in determining that he should be a member of our Board.

Wendell Chen. Mr. Chen has served as a member of the Board since November 2010. Mr. Chen has been the Chief Executive Officer of US Development LLC, a real estate development firm, since 2015. From 2006 to 2015, Mr. Chen served as the Chief Executive Officer and managing partner of Vanetti, Inc., a start-up firm that successfully designed, manufactured, and delivered branded and private labeled men’s suits to specialty shops and major chain stores in the United States. Mr. Chen holds a B.A. from California State University Pomona. Mr. Chen has notified the Board that he will not stand for re-election.

Robert M. Franko. Mr. Franko has more than 35 years of commercial banking experience, most recently serving eight years as the President & CEO of First Choice Bancorp (NASDAQ: FCBP), which was sold to Enterprise Financial Services Corp (NASDAQ: EFSC) in July 2021. During his tenure as CEO of First Choice Bancorp, the company achieved a consistent track record of growth and exceptional earnings, combined with high returns on assets and tangible equity. Mr. Franko led the effort to take the company public and to have it included in the Russell 2000® Index. Earlier in his career, he headed the $10 billion trust department for City National Bank and prior to that, he was the Chief Financial Officer of Imperial Bancorp (IMP-NYSE) before it was sold to Comerica (CMA-NYSE). Prior to joining First Choice, Mr. Franko was the founder and CEO of four different banks, including one commercial bank, one international bank, one trust bank and one industrial loan company. Mr. Franko has a long history with M&A transactions, both on the buy-side and the sell-side. He also has experience as the CFO of Canary Wharf Development Co., one of the largest real estate developments in the world. Mr. Franko has been a long-time director of the largest bankers’ bank in the US, TIB, NA and its holding company TIB, Inc. At TIB, he served as the Chairman of the Board from 2019 to 2021. He holds a BS degree from the University of Notre Dame and an MBA from the Thunderbird School of International Management at Arizona State University. Our Board considered Mr. Franko’s 35 years of commercial banking experience in determining that he should be a member of our Board.

Christina Kao. Ms. Kao has been a local business owner in Las Vegas, Nevada since 2017.  From 2009 to 2017, Ms. Kao worked in purchasing, marketing, and new business development for leading chemical and material science corporations, such as Solvay, Dow Chemical, and DuPont. Prior to 2009, she was a consultant and CFO for a non-profit engineering consulting firm for six years. Having also consulted for a biotech start-up specializing in diagnostics and a food start-up, her extensive marketing portfolio includes strategies to support products at the beginning of their life cycle to the end, with sales channels to both businesses (B2B) and consumers (B2C), grass roots marketing and SEO. Ms. Kao holds a B.S. in Chemical Engineering from Virginia Commonwealth University and an M.B.A. from Harvard Business School. She is passionate about mentoring youth and is trained in Cuisine at Le Cordon Bleu in Paris, France. Our Board considered Ms. Kao’s diverse industry experience in marketing and her leadership as a small business owner in determining that she should be a member of our Board.

Christopher Koo, CPA. Mr. Koo has served as a Board member since the founding of the Bank in 2008. Mr. Koo is the President and founder of Christopher Koo Accountancy, an accounting and tax service in the city of Diamond Bar. Mr. Koo holds an M.B.A. and a B.S. in Hotel and Restaurant Management from U.S. International University in San Diego, California. Mr. Koo has not been nominated for re-election.

Joyce Wong Lee, ERPA. Mrs. Lee has served as a Board member since 2022.  Ms. Lee is founder and president of California Benefit Planners (“CBP”) at Pasadena, a retirement plan consulting and design firm providing services nationally to all range of business entities to sponsor qualified retirement plans under ERISA law since 1994. Mrs. Lee holds a B.S. and M.Ed from Texas A&M University at Kingsville, Texas. Mrs. Lee is passionate about providing consultation services to her clientele for planning towards retirement through pension programs. As an Enrolled Retirement Plan Agent (“ERPA”), Mrs. Lee has successfully practiced and represented her clientele’s pension programs before the Internal Revenue Service (“IRS”). Our Board considered Ms. Wong's knowledge of investment products, particularly for financial planning and retirement, and her strong ties to the Asian-American small business community in determining that she should be a member of our Board.

Christopher Lin, Ph.D. Dr. Lin has served as a Board member since 2010. Dr. Lin is the President and Chairman of three separate specialty real estate firms: Forte Resources, Inc., which specializes in senior and affordable housing management and development, Sonnycal Development Company, which specializes in real estate development in market-rate residential houses and industrial warehouses, and Linkage Financial Group Inc., which specializes in real estate development in China. Dr. Lin previously served as a director of General Bank from 1981 to 2003. Dr. Lin holds a B.S. from Cheng Kung University, a M.S. from National Tsing Hua University and a Ph.D. from Duquesne University. Our Board considered Dr. Lin’s real estate background, specifically in affordable housing, and his prior experience as a bank director in determining that he should be a Board member.

Richard Lin. Mr. Lin has served as a Board member since 2011. Mr. Lin is the President and Chief Financial Officer of Arche Investments, LLC, a real estate development firm specializing in developing condominiums and work-live detached condominium projects in Southern California. In addition, he is a regional director of Harmony Bioscience Inc., a personal healthcare product company. Mr. Lin holds a B.S. in Economics from University of California, Irvine. Mr. Lin has notified the Board that he will not stand for re-election.

David R. Morris. Mr. Morris currently serves as the President and Chief Executive Officer of the Company and the Bank. Prior to March 2023, Mr. Morris also served as Executive Vice President and Chief Financial Officer of the Bank since February 2010 and of the Company since 2011. Mr. Morris serves on our Board’s Asset/Liability Committee, Information Technology and Security Committee, Community Reinvestment Act Committee, and as a non-voting member of the Directors Loan Committee. Prior to joining the Company, Mr. Morris was the President and Chief Executive Officer of MetroPacific Bank from August 2007 to June 2009, and its Executive Vice President and Chief Financial Officer/Chief Operations Officer from October 2006 to July 2007. He was the Executive Vice President and Chief Financial Officer/Chief Operations Officer of San Diego Community Bank from June 2003 to September 2006, the Vice President and Controller of Community National Bank from 1999 to 2003, the Vice President and Manager of participant accounting at City National Bank (formerly North American Trust Company) in 1999, its Executive Vice President, Chief Financial Officer, Risk Management Officer and Director from 1997 to 1998, and its Executive Vice President, Chief Operations Officer and Chief Financial Officer from 1991 to 1996. Mr. Morris started his career with First Interstate Bank, Ltd. in 1986 followed with being controller for Banker’s Trust Company of California, a subsidiary of Banker’s Trust Company. Mr. Morris holds a B.S. from University of Maryland and an M.B.A. from University of Southern California. Mr. Morris is on the Economic Development Commission for the City of Oceanside, and sits on a variety of non-profit boards. Our Board considered Mr. Morris' experience as an executive officer at the Bank and his 37 years of experience in banking in determining that Mr. Morris should be a member of our Board.

Geraldine Pannu.  Ms. Pannu has served as a Board member since 2022. Ms. Pannu has over 25 years’ experience in investment and financial management, fund operations, consulting and marketing. She is the Managing Partner of GLTJ Pioneer Capital, a real estate firm specializing in development and fixed income investments.  Ms. Pannu is an Independent Board of Director for Processa Pharmaceuticals (NASDAQ: PCSA). She also mentors several startup companies and assists them as Interim CFO. Previously, she was the managing Director of Golden Gate Global, one of the largest EB5 regional centers in Northern California. She was the COO and Managing Partner for ChinaRock Capital Management, a leading hedge and venture capital fund company in San Francisco for nearly 10 years. She worked in McKinsey & Co, Monitor Company as a management consultant before and after business school. She had successfully raised capital for several hedge, venture capital and real estate funds. Ms. Pannu was born in Shanghai and grew up in Hong Kong. She received her Bachelor of Business Administration from Chinese University of Hong Kong and M.B.A. from Harvard Business School. She is fluent in English, Mandarin, Cantonese and Shanghainese. Our Board considered Ms. Pannu's investment and financial expertise as well as her involvement in the Asian-American business community in determining that she should be a member of our Board.

Scott Polakoff. Mr. Polakoff has served more than 25 years as a federal banking regulator, including eight years as the Chicago Regional Director of the Federal Deposit Insurance Corporation (“FDIC”) and three years as the Chief Operating Officer of the Office of Thrift Supervision. Upon retiring from government service in 2009, he joined Booz Allen Hamilton as a Principal in its regulatory practice. In 2011 he joined FinPro, Inc., to lead its consulting regulatory team. Mr. Polakoff earned his B.S. (accounting) from West Chester University, is a 1992 graduate of the Southwestern Graduate School of Banking at Southern Methodist University, a 1998 graduate of the Federal Executive Institute’s “Leadership for a Democratic Society” and a 2002 graduate of the Management Certification Program at Loyola University, Chicago, IL. He obtained his Series 24, 79, and 63 FINRA licenses in 2012. He achieved his CAMS certificate in 2018. Mr. Polakoff also teaches at the Colorado Graduate School of Banking. Our Board considered Mr. Polakoff’s 25 years of experience as a federal banking regulator in determining that he should be a member of our Board.

Frank Wong. Mr. Wong brings more than 25 years of experience in banking and financial services. Over his career, he has been responsible for leading and directing asset liability and interest rate risk, growth strategies, cost reduction and process improvement initiatives, technology implementations, capital management, and external regulatory reporting to the FDIC and Securities and Exchange Commission for institutions ranging in size from $150 million to $10 billion in assets. Mr. Wong served as Controller at Mission Valley Bank (2010 – 2020); Director of Financial Reporting at Douglas Emmett (2008-2010); VP Controller at Kaiser Federal Bank (2005-2008); and Financial Reporting Officer at First Federal Bank (2003- 2005). Mr. Wong holds his B.S. degree in Finance from the California State University of Los Angeles. Mr. Wong is a graduate of Pacific Coast Banking School. Pacific Coast Banking School, in partnership with the Foster Graduate School of Business at the University of Washington, is a three-year, master’s-level management and executive leadership extension program for senior and executive officers in the banking industry. Mr. Wong currently serves as CEO of Energy Trinity, an energy analytics and consulting firm focused on long term financial and environmental gains achieved through electric vehicles, solar, and battery energy storage adoption. He is credited with authoring, developing, and bringing to the U.S. market the world’s only multidimensional data model that encompasses financial elements and energy dynamics of gasoline vehicles and household/business electricity consumption, usage, and related historical and projected future energy costs, fully offset by electric vehicle energy consumption paired with solar energy generation and battery energy storage. Our Board considered Mr. Wong’s experience in banking and his financial controls expertise in determining that he should be a member of our Board.

Executive Officers

The following table sets forth certain information regarding our executive officers, including their names, ages and positions:

Name	Age	Position
David R. Morris	63	President and Chief Executive Officer of the Company and the Bank
Alex Ko	56	Executive Vice President and Chief Financial Officer of the Company and the Bank
I-Ming (Vincent) Liu	67	Executive Vice President and Chief Risk Officer of the Company and the Bank
Jeffrey Yeh	61	Executive Vice President and Chief Credit Officer of the Company and the Bank
Tsu Te Huang	71	Executive Vice President and Branch Administrator/Director of Prestige Banking of the Bank
Ashley Chang	58	Executive Vice President and Branch Administrator of the Bank
Gary Fan	40	Executive Vice President and Chief Administrative Officer of the Company and the Bank

The business experience of each of our executive officers is set forth below.  No executive officer has any family relationship, as defined in Item 401 of Regulation S-K, with any other executive officer or any of our current directors.

Alex Ko. Mr. Ko has served as the Executive Vice President and Chief Financial Officer of the Company and the Bank since March 2023. He is responsible for the overall financial oversight including accounting, financial reporting, treasury, investments, investor relations, Sarbanes-Oxley and strategic planning. He also leads the company’s management of interest rate risk, budgeting and profitability analysis. Mr. Ko’s career spans more than 27 years in the financial services industry with extensive experience in mergers and acquisitions as well as financial planning and execution. Prior to the joining the Company, he was the Senior Executive Vice President and Chief Financial Officer of Hope Bancorp, Inc. and Bank of Hope since 2016. Prior to Hope Bancorp, Inc., he was Executive Vice President and Chief Financial Officer of Wilshire Bancorp, Inc. and Wilshire Bank since 2008.  Wilshire Bancorp, Inc. was merged into Hope Bancorp. Inc. in 2016. During his tenure as Chief Financial Officer, he led multiple mergers and acquisitions.  Mr. Ko is a certified public accountant and worked at KPMG, LLP for 12 years prior to joining Wilshire Bancorp in 2008. Mr. Ko earned his B.A. from Yonsei University and his M.A. in Accounting from the University of Southern California. He was honored by the Los Angeles Business Journal as Chief Financial Officer of the Year in 2017.

Vincent Liu. Mr. Liu has been an executive officer since the founding of the Bank in 2008 and of the Company since 2011. He started at the Bank as Executive Vice President and Branch Administrator and was promoted to Chief Operations Officer in February 2011, and to Chief Risk Officer in January 2014. Prior to joining the Bank, Mr. Liu spent over six years with United Commercial Bank as Senior Vice President and head of Southern California branch network. Prior to joining United Commercial Bank, Mr. Liu spent over 18 years with General Bank as a regional manager. Mr. Liu holds a B.A. from Feng-Chia University.

Jeffrey Yeh. Mr. Yeh has been an executive officer since the founding of the Bank in 2008 and of the Company since 2011. He started at the Bank as Vice President and Portfolio Administration Manager and was promoted to Senior Vice President and acting Chief Credit Officer in January 2013, and to Executive Vice President and Chief Credit Officer in January 2014. Prior to joining the Bank, Mr. Yeh was a finance director and business control manager for Universal Science Industrial Co., Ltd. from 2001 through 2003, director and general manager of Overseas Chinese Finance, Ltd. from 1999 through 2001, and lending and investment manager for Bank of Overseas Chinese from 1995 through 1999. Mr. Yeh began his banking career at General Bank where he held various positions from 1989 through 1995. Mr. Yeh holds a B.A. from Soochow University and an M.B.A. from University of Missouri.

Tsu Te Huang. Mr. Huang joined our Bank in 2009 as Senior Vice President and Branch Regional Manager and was promoted to Branch Administrator in 2012, and to Executive Vice President in 2016. In 2019, Mr. Huang started our private banking unit and at that time took on the additional responsibilities as the Director of Prestige Banking. Mr. Huang previously served as Senior Vice President and Branch Assistant Regional Manager for United Commercial Bank, Southern California from 2003 to 2009, Senior Vice President and Branch Regional Manager for First Continental Bank from 2000 to 2003, and as Vice President and Branch Manager for First Continental Bank from 1994 to 2000. Mr. Huang holds a B.A. from Chinese Culture University.

Ashley Chang. Ms. Chang joined our Bank in 2009 as a Vice President and Branch Manager. She was promoted to First Vice President and Regional Manager in 2014, to Senior Vice President and Assistant Branch Administrator in 2017, and to Branch Administrator in 2019, and to Executive Vice President and Branch Administrator in 2021. Ms. Chang previously served as Assistant Vice President and Branch Manager for United Commercial Bank, Southern California from 2003 to 2009. Prior to that, Ms. Chang also worked for First Continental Bank and Los Angeles National Bank. Ms. Chang holds a B.A. from Shanghai Normal University.

Gary Fan. Mr. Fan joined the Bank in December 2022 as an Executive Officer and Chief Administrative Officer in the Administrative Department. Mr. Fan is responsible for identifying and executing growth opportunities, leading digital banking initiatives, managing products and services, overseeing merger and acquisition (“M&A”) activity, divestments and divestures, improving cross-functional business processes and maintaining business model innovation. He was previously President of Gateway Bank FSB in Oakland, CA where he led all business units for retail and commercial banking and led the profitable turnaround of the company. Prior to Gateway, Mr. Fan held numerous roles in the financial services industry including the Head of Strategy of North America and the Head of Consumer Lending for the U.S. subsidiary of CTBC, a $100 billion global bank. Throughout his career, Mr. Fan has been responsible for identifying opportunities to ensure profitable growth and leading the execution of business initiatives through prioritization, resource deployment, and cost management.  He has had numerous years of experience in areas including: fintech, M&A, new market expansion, strategic partnerships, long range planning, and restructuring. Mr. Fan has had P&L responsibility over billion-dollar lending portfolios and has led Sales, Marketing, Retail Banking, Commercial Banking, Operations, Credit Administration, Finance, Information Technology and Security, Human Resources, Legal, PMO, and Real Estate teams at various organizations. Mr. Fan has a bachelor’s degree from the University of California, Berkeley. He is also a graduate of the Stonier Graduate School of Banking at The Wharton School.

Corporate Governance and Board Matters

The Board of Directors is committed to good business practices, transparency in financial reporting and the highest level of corporate governance. To that end, the Board continually reviews its governance policies and practices, as well as the requirements of the Sarbanes-Oxley Act of 2002 and the listing standards of the Nasdaq Stock Market, to help ensure that such policies and practices are compliant and up to date.

Director Qualifications. We believe that our directors should have the highest professional and personal ethics and values. They should have broad experience at the policy-making level in business, government or banking. They should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on boards of other companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties. Each director must represent the interests of all shareholders. When considering potential director candidates, our Board of Directors also considers the candidate’s character, judgment, diversity, skill sets, specific business background and global or international experience in the context of our needs and those of the Board of Directors.

Enhancement of Corporate Governance Policies and Standards. In addition to the enhanced director independence standards referenced herein, during 2022, as part of its review of the Company’s governance structures and policies, the Board has determined that it would be appropriate to have an independent, non-executive Board Chair. The Board also has reviewed and, where necessary or appropriate, approved updates to Board committee charters and will continue to do so no less frequently than annually. In addition, the Board updated the Company’s Code of Ethics to require enhanced reporting and Board oversight of, among other things, potential or actual conflicts of interest, gifts and political contributions.

Director Nominations; Procedure to be Followed by Shareholders.  The Nominating and Governance Committee is responsible for the process relating to director nominations, including identifying, reviewing and selecting individuals who may be nominated for election to the Board. Pursuant to its charter, the Nominating and Governance Committee considers various criteria in its identification, review and selection of potential director nominees, including, but not limited to, integrity and ethical values, experience, reputation, knowledge of Company affairs, business understanding, time commitment and availability and financial commitment. The Nominating and Governance Committee seeks to achieve a well-rounded, diverse, knowledgeable and experienced Board. The Nominating and Governance Committee considers nominees to serve as directors of the Company and recommends such persons to the Board as well as director candidates recommended by shareholders pursuant to the guidelines set forth as an appendix to the Nominating and Governance Committee charter.

Shareholders who wish to recommend candidates may contact the Nominating and Governance Committee by sending written correspondence by mail to:

RBB Bancorp
Board of Directors
c/o Corporate Secretary
1055 Wilshire Blvd., 12th Floor
Los Angeles, CA 90017

All candidates are required to meet the criteria outlined above, as well as the director independence and other standards as determined by the Nominating and Governance Committee in its sole discretion. Shareholder nominations must be made according to the procedures required under our Bylaws.

The Nominating and Governance Committee strives to evaluate all prospective nominees to the Board of Directors in the same manner and in accordance with the same procedures, without regard to whether the prospective nominee is recommended by a shareholder, the Nominating and Governance Committee, another Board member or members of management. However, the Nominating and Governance Committee may request additional steps in connection with the evaluation of candidates submitted by shareholders due to the potential that the existing directors and members of management will not be as familiar with the proposed candidate as compared to candidates recommended by existing directors or members of management. The Nominating and Governance Committee will conduct the same analysis that it conducts with respect to its director nominees for any director nominations properly submitted by a shareholder and, as a result of that process, will decide whether to recommend a candidate for consideration by the full Board of Directors.

Board Leadership Structure.  Although our Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board, our Board of Directors endorses the view that one of its primary functions is to protect shareholders’ interests by providing independent oversight of management, including the chief executive officer.  Following our 2021 annual meeting of shareholders, our Board appointed Dr. James W. Kao as the independent Chairman of the Board.  Dr. Kao's primary duties are to lead our Board of Directors in establishing our overall vision and strategic plan and to lead our management in carrying out that plan.

To further strengthen the oversight of the full Board of Directors our independent directors periodically hold executive sessions at which only independent directors are present. The executive sessions are scheduled in connection with regularly scheduled Board meetings at least twice a year. The executive sessions are presided over by an independent director selected by our Board of Directors.  Dr. James W. Kao currently serves in this role.

Code of Ethics. Our Board of Directors has adopted a Code of Ethics that applies to all of our directors and employees. The code provides fundamental ethical principles to which these individuals are expected to adhere to and will operate as a tool to help our directors, officers and employees understand the high ethical standards required for employment by, or association with, our Company. Our Code of Ethics is available on our website at www.royalbusinessbankusa.com under the “Investor Relations” tab. Any amendments to the code, or any waivers of its requirements, are disclosed on our website, as well as any other means required by Nasdaq Stock Market rules. See “Enhancement of Corporate Governance Policies and Standards” for a discussion of certain revisions made in 2022 to the Code of Ethics.

Insider Trading Policy. Our Board of Directors has adopted an Insider Trading Policy that applies to all of our directors and employees. The Insider Trading Policy attempts to establish standards that will avoid even the appearance of improper conduct on the part of insiders. Our Insider Trading Policy is available on our website at www.royalbusinessbankusa.com under the “Investor Relations” tab.

Whistleblower Policy. Our Board of Directors has adopted a Whistleblower Policy for our directors and employees. The policy provides procedures that encourage all employees to bring forth any information that will prevent fraud, abuse, misconduct, and other violations of the Company’s policies. Our Whistleblower Policy is available on our website at www.royalbusinessbankusa.com under the “Investor Relations” tab. Any shareholder may contact the Board of Directors via the telephone number, website address and email address to the Company’s Whistleblower hotline at 866/296-8657, http://www.openboard.info/RBB/ and RBB@openboard.info.

Risk Management and Oversight. Our Board of Directors oversees our risk management process, which is a company-wide approach to risk management that is carried out by our management. Our full Board of Directors determines the appropriate risks for us generally, assesses the specific risks faced by us, and reviews the steps taken by management to manage those risks. While our full Board of Directors maintains the ultimate oversight responsibility for the risk management process, its committees oversee risk within their particular area of concern. In particular, our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers.  Our Nominating and Governance Committee is responsible for overseeing the management of risk associated with our corporate governance structure and director nomination and evaluation processes.

Our Audit Committee is responsible for overseeing the management of risks associated with related party transactions. Our Directors Loan Committee is primarily responsible for credit and other risks arising in connection with our lending activities, which includes overseeing management committees that also address these risks. Our Asset/Liability Committee monitors our interest rate risk, with the goal of structuring our asset-liability composition to maximize net interest income while minimizing the adverse impact of changes in interest rates on net interest income and capital. Our Board of Directors monitors capital adequacy in relation to risk. Pursuant to our Board of Directors’ instruction, management regularly reports on applicable risks to the relevant committee or the full Board, as appropriate, with additional review or reporting on risks conducted as needed or as requested by our Board of Directors and its committees.

All directors attended at least 99.7% of all Board and their respective committee meetings in 2022, and all directors attended our 2022 Annual Meeting of Shareholders.

Committees of the Board

Our Board of Directors has established standing committees in connection with the discharge of its responsibilities. These committees include the Executive Committee, Audit Committee, Compensation Committee, Nominating and Governance Committee, Asset/Liability Committee, Community Reinvestment Act Committee, Director’s Loan Committee, and Information Technology and Security Committee.

On February 1, 2022, the Board established the Executive Committee, which was initially formed to determine the interim Chief Executive Officer and carry out a search for a permanent Chief Executive Officer that would improve the Company and the Bank’s infrastructure, have strong leadership skills, encourage employee involvement and have knowledge of the market. On February 22, 2022, David R. Morris was appointed as interim President and Chief Executive Officer and on October 24, 2022, was appointed as permanent President and Chief Executive Officer and the Executive Committee was disbanded at that time.

Our Board of Directors also may establish such other committees as it deems appropriate, in accordance with applicable law and regulations and our Articles and Bylaws.

Our Board generally holds regular meetings every month.  There were twelve (12) meetings of the Board held in 2022.

The following table sets forth the membership of our Board committees, noting the members (“M”) and the chairperson (“C”) as of June 8, 2023, and the number of committee meetings held in 2022:

Board of Directors	Audit (2)	Compensation (3)	Nominating and Governance (4)	Directors Loan (5)	Community Reinvestment Act (6)	Information Technology and Security (7)	Asset/ Liability (8)
Dr. James W. Kao				M		M	M
Wendell Chen	M	M	M		C	M
Robert M. Franko (1)
Christina Kao	M	C	C		M	M
Christopher Koo				M	M		C
Joyce Wong Lee	M			M		M
Christopher Lin	M	M	M	C
Richard Lin	M	M	M		M	M
Geraldine Pannu	C					M	M
Scott Polakoff (1)
David R. Morris					M	M	M
Number of Meetings Held in 2022	11	8	3	12	4	8	11

(1)	Mr. Franko and Mr. Polakoff were appointed to the Board in April 2023 and their Board committee assignments will be determined at the first Board Meeting following the Annual Meeting.
(2)	Former members of the Audit Committee include Christopher Koo, who resigned from the Audit Committee in March 2022 and Paul Lin, who resigned from the Board in May 2023.
(3)
Former members of the Compensation Committee include Peter Chang and Christopher Koo, both of whom resigned from the Compensation Committee in March 2022. Mr. Chang subsequently resigned from the Board in October 2022.

(4)	Former members of the Nominating and Governance Committee include Catherine Thian, who resigned from the Board in March 2023.
(5)
Former members of the DLC include Peter Chang, who resigned from the Board in October 2022, Ko-Yen Lin, who resigned from the Board in March 2023, and Catherine Thian, who resigned from the Board in March 2023.

(6)	Former members of the CRA Committee include Peter Chang, who resigned from the Board in October 2022, and Ko-Yen Lin, who resigned from the Board in March 2023.
(7)
Paul Lin was the former Chair of the Information Technology and Security Committee (“IT Committee”) prior to his resignation from the Board in May 2023. The IT Committee will appoint a new Chair at the first meeting of the IT Committee following the Annual Meeting.

(8)
Former members of the ALCO include Peter Chang, who resigned from the Board in October 2022, Ko-Yen Lin, who resigned from the Board in March 2023, and Paul Lin, who resigned from the Board in May 2023. Catherine Thian, who resigned from the Board in March 2023, was formerly the Chair of the ALCO.

Audit Committee. Our Board of Directors has evaluated the independence of the current members of our Audit Committee and has affirmatively determined that: (i) each of the current members of our Audit Committee meets the definition of “independent director” under Nasdaq Stock Market rules; (ii) each of the current members satisfies the additional independence standards under Nasdaq Stock Market rules and applicable SEC rules for Audit Committee service; and (iii) each of the current members has the ability to read and understand fundamental financial statements.

It is our Board’s policy to have at least one member serving on the Audit Committee who is financially sophisticated under the Nasdaq Stock Market rules and satisfies the requirements established by the SEC for qualification as an “audit committee financial expert.” Ms. Pannu is financially sophisticated under the Nasdaq Stock Market rules and satisfies the requirements established by the SEC for qualification as an “audit committee financial expert.”

Our Audit Committee has adopted a written charter, which sets forth the Audit Committee’s duties and responsibilities. The current charter of the Audit Committee is available on our website at www.royalbusinessbankusa.com under the “Investor Relations” tab. As described in its charter, our Audit Committee has responsibility for, among other things:

●	selecting and reviewing the performance of our independent auditors and approving, in advance, all engagements and fee arrangements;
●	reviewing the independence of our independent auditors;
●	reviewing actions by management on recommendations of the independent auditors and internal auditors;
●	meeting with management, the internal auditors and the independent auditors to review the effectiveness of our system of internal control and internal audit procedures;
●	reviewing our earnings releases and reports filed with the SEC;
●	reviewing reports of bank regulatory agencies and monitoring management’s compliance with recommendations contained in those reports;
●	reviewing and approving or ratifying related party transactions; and
●	handling such other matters that are specifically delegated to the Audit Committee by our Board of Directors from time to time.

Compensation Committee. Our Board of Directors has evaluated the independence of the current members of our Compensation Committee, and has affirmatively determined that each current member of our Compensation Committee members are “independent” under Nasdaq Stock Market rules, satisfy the additional independence standards under Nasdaq Stock Market rules for compensation committee service and also satisfy the stricter independence standards set forth in the Compensation Committee charter.

Our Compensation Committee has adopted a written charter, which sets forth the committee’s duties and responsibilities. The current charter of the Compensation Committee is available on our website at www.royalbusinessbankusa.com under the “Investor Relations” tab.

The Compensation Committee is generally responsible for discharging our Board of Directors’ duties relating to the compensation, both direct and indirect, to be paid to our executive officers. Among other things, the Compensation Committee is responsible for:

●
reviewing, monitoring and approving the Company's overall compensation structure, policies and programs (including benefit plans) and assessing whether the compensation structure establishes appropriate incentives for executive officers and other employees and meets our corporate objectives;

●	monitoring compensation trends, soliciting independent advice where appropriate, and ensuring executive compensation plans are competitive to attract and retain quality executives for the Company;
●
evaluating the performance of the Company's Chief Executive Officer (“CEO”) in light of the goals of the Company's executive compensation plan, and recommend to the Board as to the appropriateness of the CEO's compensation levels;

●	considering and making recommendations to the Board concerning the selection, retention, and/or termination of the President and CEO;
●
reviewing and making recommendations to the Board concerning salary ranges for graded personnel, as well as personnel policies and similar documents relating to personnel matters which require Board approval;

●	reviewing and making recommendations to the Board concerning any salary continuation agreements or other contractual arrangements with any executive officers;
●	reviewing the compensation arrangement paid to non-employee directors and making recommendations to the Board concerning the appropriateness of the compensation arrangement;
●	producing an annual report on executive compensation, and reviewing and approving the Company's Compensation Discussion and Analysis; and
●	reviewing all matters that the Compensation Committee considers relevant to its performance, including the adequacy of the recommendations submitted to the Board.

Nominating and Governance Committee (“NG”). Our Board of Directors has evaluated the independence of the members of our Nominating and Governance Committee, and has affirmatively determined that each member of our Nominating and Governance Committee members are “independent” under Nasdaq Stock Market rules.

Our Nominating and Governance Committee has adopted a written charter, which sets forth the committee’s duties and responsibilities. The current charter of the Nominating and Governance Committee is available on our website at www.royalbusinessbankusa.com under the “Investor Relations” tab.

The Nominating and Governance Committee is responsible for discharging our Board of Directors’ responsibilities relating to the corporate governance of our organization. Among other things, the Nominating and Governance Committee has responsibility for:

●	determining and annually updating criteria for selecting the members of the Board;
●	evaluating the size and composition of the Board and each committee in light of the operating requirements of the Company and existing corporate governance trends;
●	recommending persons to be selected by our Board the Directors as nominees for election as directors or to fill any vacancies on our Board of Directors;
●	as described above, the Nominating and Governance Committee charter describes the process for identifying and evaluating director nominees, including nominees recommended by security holders;
●	conducting searches for qualified individuals to become prospective directors whose skills and attributes reflect those desired;
●	evaluating the performance and effectiveness of the Board in meeting its responsibilities, and of the relationship between the Board and management;
●
reviewing and assessing, at least annually, the adequacy of the Company's Code of Ethics as well as reviewing all reports of suspicious or illegal activity, or of suspected violations of the Code of Ethics not involving audit or accounting and taking any actions as may be necessary and appropriate after reviewing such reports;

●	developing and annually review the Corporate Governance Guidelines;
●	evaluating the independence of existing and prospective directors in light of the independence standards of the Sarbanes-Oxley Act of 2002 and the rules of NASDAQ;
●
periodically reviewing, with the Chairman of the Board and the CEO, the succession plans of the Company relating to positions held by executive officers, directors and the Chairman, and make recommendations to the Board of Directors with respect to management and director succession; and

●	developing and monitoring the orientation and continuing education program for directors.

Directors Loan Committee (“DLC”). The DLC is a Bank committee and is responsible for overseeing the Bank’s credit and lending strategies and objectives as well as approving loans over the credit authority of executive officers. Our DLC currently consists of four non-executive directors.

Community Reinvestment Act Committee (“CRA Committee”). The CRA Committee is a Bank committee and is responsible for setting CRA strategies and monitoring the Bank’s CRA compliance. Our CRA Committee currently consists of four non-executive directors, one executive director, David R. Morris our President and Chief Executive Officer, and seven non-directors, Ashley Chang, our Branch Administrator, Tsu Te Huang, our Branch Administrator/Director of Prestige Banking, Vincent Liu, our Chief Risk Officer, Alex Ko, our Chief Financial Officer, Jeffrey Yeh, our Chief Credit Officer, Gary Fan, our Chief Administrative Officer, and Mona Fontela, SVP/Director of Community Development.

Information Technology and Security Committee (“IT Committee”). The IT Committee is a Bank committee and is responsible for IT strategies and reviewing IT infrastructure, security, business continuity planning and vendor management. Our IT Committee currently consists of six non-executive directors; one executive director, David R. Morris, our President and Chief Executive Officer; and six non-directors, Vincent Liu, our Chief Risk Officer, Alex Ko, our Chief Financial Officer, Jeffrey Yeh, our Chief Credit Officer, Gary Fan, our Chief Administrative Officer, Ashley Chang, our Branch Administrator, Tsu Te Huang, our Branch Administrator/Director of Prestige Banking, and two non-voting officers, Erik Grier, our Chief Information Officer and Ed Morales, Chief Information Security Officer.

Asset/Liability Committee (“ALCO”). The ALCO is a Bank committee and has responsibility for, among other things, investment and interest rate sensitivity strategy, monitoring the maturities and overall mix of the Company’s portfolio and monitoring the Bank’s interest rate sensitive assets and liabilities. Our ALCO currently consists of four non-executive directors, one voting executive director, David R. Morris, our President and Chief Executive Officer, one voting non-director, Alex Ko, our Chief Financial Officer; and five non-voting non-directors, Jeffrey Yeh, our Chief Credit Officer, Ashley Chang, our Branch Administrator, Tsu Te Huang, our Branch Administrator/Director of Prestige Banking, Vincent Liu, our Chief Risk Officer, and Gary Fan, our Chief Administrative Officer.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Exchange Act and the related rules and regulations, our directors and executive officers and any beneficial owners of more than 10% of any registered class of our equity securities, are required to file reports of their ownership, and any changes in that ownership, with the SEC. Based solely on our review of copies of these reports and on written representations from such reporting persons, we believe that during 2022, all such persons filed ownership reports and reported all transactions on a timely basis, except for a Form 4 that was not timely filed for each of the following directors and executive officers: Peter Chang, Wendell Chen, Christina Kao, Dr. James W. Kao, Christopher Koo, Alfonso Lau, Christopher Lin, Richard Lin, Ko-Yen Lin, Paul Lin, Catherine Thian, Alan Thian, Raymond Yu, Ashley Chang, Tsu Te Huang, Vincent Liu, David R. Morris, Tammy Song, and Jeffrey Yeh.

ITEM 11.  EXECUTIVE COMPENSATION

Director Compensation

The following table sets forth compensation paid or awarded to, or earned by, each of our non-employee directors during 2022.

Name	Fees Earned or Paid in Cash	Stock Awards (2)	All Other Compensation (3)	Total
Dr. James W. Kao	$96,900	$29,876	$3,500	$130,276
Wendell Chen	88,500	27,160	228	115,888
Christina Kao	89,900	27,160	3,635	120,695
Christopher Koo	85,950	29,876	909	116,735
Joyce Wong Lee (1)	17,700	-	-	17,700
Christopher Lin	90,600	28,518	-	119,118
Richard Lin	88,100	27,160	207	115,467
Paul Lin (9)	88,150	28,518	3,721	120,389
Geraldine Pannu (1)	19,100	-	-	19,100
Fui Ming (Catherine) Thian (4)	88,765	28,518	3,300	120,583
Peter Chang (5)	79,850	28,518	3,830	112,198
Alfonso Lau (6)	69,600	27,160	-	96,760
Ko-Yen Lin (7)	85,500	27,160	3,827	116,487
Raymond Yu (8)	69,800	28,518	-	98,318

(1)	Ms. Lee and Ms. Pannu were appointed directors on May 18, 2022. They did not receive stock awards in 2022.
(2)
On January 19, 2022, the Company granted restricted stock units (“RSUs”) of 1,100 to the Chairman of the Board and Audit Committee Chair, 1,050 to other Board Committee Chairs, and 1,000 to all other directors. The grant date fair value is based on the number of shares and the closing price, $27.16, of the Company's common stock on grant date.

(3)	All Other Compensation reflects bank owned life insurance (“BOLI”) benefits and travel allowance.
(4)	Ms. Thian resigned from the Board of Directors effective March 13, 2023.
(5)	Mr. Chang resigned from the Board of Directors effective October 31, 2022 and 500 RSUs vested on January 19, 2023.
(6)	Mr. Lau resigned from the Board of Directors effective May 5, 2022, and the Board of Directors elected to accelerate the first and second vesting of a total of 1,000 RSUs on May 19, 2022.
(7)	Mr. Ko-Yen Lin resigned from the Board of Directors effective March 1, 2023.
(8)	Mr. Yu resigned from the Board of Directors effective May 10, 2022, and the Board of Directors elected to accelerate the first and second vesting of a total of 1,000 RSUs on July 8, 2022.
(9)	Mr. Paul Lin resigned from the Board of Directors effective May 8, 2023.

Non-employee directors receive an annual cash retainer paid in January of $60,000 plus 1,000 RSUs. Originally the RSUs were granted with a vesting period of two equal annual installments. On July 20, 2022, the Board of Directors amended the RSU vesting schedule to vest 50% immediately and 50% at the first anniversary of the date of grant.  Non-employee directors who join the Board during the year receive the annual cash retainer pro-rated for the portion of the year that they serve.

In addition, as compensation for attending the Company’s Board meetings, each non-employee director received $1,500 per meeting attended in person and $750 per meeting attended by telephone. The Chairman of the Board received $2,500 per meeting attended in person, and $1,250 per meeting attended by telephone.  Each non-employee director also received $300 per Board committee meeting attended, and $200 by telephone.  In addition, the chairs of the Audit Committee, ALCO, Information Technology Committee, CRA Committee, Compensation Committee, Nominating and Governance Committee and DLC received an additional fee of $200 per meeting attended.  Starting in January 2022, the Chairman of the Board, Chair of the Audit Committee and all other chairpersons receive 100, 100 and 50 RSUs, respectively, which vested on July 20, 2022.  During the COVID-19 pandemic in 2021 and 2022, directors have been allowed to attend board and committee meetings telephonically with full compensation.

The Compensation Committee periodically engages its independent compensation consultant to review director compensation using the same peer group used to benchmark executive compensation. The Compensation Committee independently retained Pearl Meyer & Partners, LLC (“Pearl Meyer”) in 2022 to review the compensation of the Company’s non-employee directors and determined that average non-employee director pay was below the average of the peer group’s non-employee director pay.

Executive Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (“CD&A”) reviews the objectives and elements of our executive compensation program and discusses the 2022 compensation earned by our named executive officers (“NEOs”) listed below. It also explains the actions the Compensation Committee took to help ensure that the executive compensation program is aligned with shareholder interests and our business strategy.

Name	Principal Position
David R. Morris (1)	President, Chief Executive Officer and Chief Financial Officer
Vincent Liu	Executive Vice President and Chief Risk Officer
Jeffrey Yeh	Executive Vice President and Chief Credit Officer
Tsu Te Huang	Executive Vice President and Branch Administrator/Director of Prestige Banking
Alan Thian (2)	Former President and Chief Executive Officer

(1)
On February 22, 2022, David R. Morris was appointed Interim President and Chief Executive Officer of the Company and the Bank. Mr. Morris was officially appointed as President and Chief Executive Officer of the Company and the Bank on October 24, 2022 and remained in his role as Chief Financial Officer until March 1, 2023, in connection with the Company’s appointment of Alex Ko to the position of Executive Vice President and Chief Financial Officer of the Company and the Bank.

(2)	Mr. Thian resigned from his position as President and Chief Executive Officer effective as of April 8, 2022.

Executive Summary

Leadership Transitions

As disclosed in early 2022, Mr. Thian resigned from his role as President and Chief Executive Officer of both the Company and the Bank. At that time, the Company's and the Bank's Boards of Directors appointed David R. Morris as Interim President and Chief Executive Officer. Mr. Morris also continued in his role as Chief Financial Officer during this transition period. Then, after an extensive search process, the Company's and the Bank's Boards of Directors appointed David R. Morris to President and Chief Executive Officer of both the Company and the Bank, effective October 24, 2022. Mr. Morris also joined the Company’s and the Bank's Board of Directors and continued in his role as Chief Financial Officer through February 28, 2023.

On March 1, 2023, the Company announced the appointment of Alex Ko as Executive Vice President and Chief Financial Officer of the Company and the Bank effective March 1, 2023. Mr. Ko entered into an employment agreement with the Company and the Bank, effective as of March 22, 2023, with a term of three years, with an automatic renewal for successive one-year periods unless either party provides written notice of nonrenewal at least three months prior to the extension date. The employment agreement provides for an annual salary of $367,200, subject to periodic adjustment by our Board, stock options, discretionary bonus, automobile allowance, expense reimbursement and medical insurance coverage, salary continuation and other benefit plans. The employment agreement provides that if Mr. Ko is terminated without cause, Mr. Ko will be entitled to receive a severance payment in the amount of six (6) months of his then current salary. Following a change of control, if Mr. Ko’s employment is terminated by us or our successor, without cause, or Mr. Ko’s employment is materially adversely altered, Mr. Ko will be entitled to receive a severance payment in the amount of twelve (12) months of his then current salary. In 2023, in connection with the appointment of Alex Ko as Executive Vice President and Chief Financial Officer of the Company and the Bank, effective March 1, 2023, the Compensation Committee granted Mr. Ko 30,000 stock options on March 1, 2023 at an exercise price of $19.87. These stock options vest ratably over a five year term.

On December 5, 2022, the Company announced the appointment of Gary Fan as Executive Vice President and Chief Administrative Officer of the Company and the Bank effective December 5, 2022. Mr. Fan entered into an employment agreement with the Company and the Bank, effective as of March 22, 2023, with a term of three years, and automatic renewal for successive one-year periods unless either party provides written notice of nonrenewal at least three months prior to the extension date. The employment agreement provides for an annual salary of $325,000, subject to periodic adjustment by our Board, stock options, discretionary bonus, automobile allowance, expense reimbursement and medical insurance coverage, salary continuation and other benefit plans. The employment agreement provides that if Mr. Fan is terminated without cause, Mr. Fan will be entitled to receive a severance payment in the amount of six (6) months of his then current salary. Following a change of control, if Mr. Fan’s employment is terminated by us or our successor, without cause, or Mr. Fan’s employment is materially adversely altered, Mr. Fan would will be entitled receive a severance payment in the amount of twelve (12) months of his then current salary. In 2023, in connection with the appointment of Gary Fan as Executive Vice President and Chief Administrative Officer of the Company and the Bank, effective December 5, 2022, the Compensation Committee granted Mr. Fan 30,000 stock options on December 21, 2022 at an exercise price of $21.17. These stock options vest ratably over a five year term.

Board Responsiveness to 2022 Say-on-Pay and Shareholder Feedback

The result of our non-binding advisory vote to approve our executive compensation (“say-on-pay”) at the 2022 annual meeting of shareholders yielded approximately 51% support for our executive compensation program. Our Compensation Committee values feedback from our shareholders and given this low level of support, the Compensation Committee has been highly focused on better understanding the concerns and perspectives of our shareholders and their voting decisions.

We regularly meet with our shareholders to discuss business topics, seek feedback on our performance, and address other matters, such as executive compensation. We attend all of our market makers investor conferences to meet with institutional investors and we meet with local investors at least annually and through investor functions.

Through these exchanges, we gained greater appreciation for our shareholders’ views on compensation philosophies, annual and long-term incentive designs, performance metrics and governance. We reviewed the feedback with senior management, the Compensation Committee, and the entire Board. As part of this process, the Compensation Committee also retained Pearl Meyer, a leading independent compensation consulting firm, to gain further insight on current pay practices to ensure that our approach going forward effectively balances competitive market practices, stockholder expectations, best-practice governance standards and our business strategy.

What We Heard and What We Did. As a result of our outreach efforts, the Compensation Committee made the following changes to the program that more closely align with market best practices and shareholder feedback:

What We Heard	What We Did
Shareholders would like clearer parameters around annual incentives
Implemented a new, formulaic annual incentive plan that includes target award opportunities for each NEO, and actual award payouts (75% in cash, 25% in RSUs) based on the achievement of pre-determined performance metrics and goals (scorecards). See ”Annual Incentives” under ”2022 Executive Compensation Decisions in Detail” in this CD&A for details.

Shareholders would like to see more “good governance” practices
Adopted risk-mitigating policies to strengthen our compensation governance including a clawback provision. Adopted new corporate governance guidelines and reviewed and revised our Code of Ethics, Board committee charters, and all governance policies. See ”Compensation Governance Practices” below and ”Other Compensation Policies, Practices, and Guidelines” in this CD&A for more information.

Shareholders sought more clarity in our executive compensation program disclosure
Provided enhanced transparency about our program in this CD&A, including more details around our executive compensation philosophy, overall program structure, incentive plan goals and results, and our good governance practices

Shareholders would like directors to have specific banking background	We appointed two (2) directors in April 2023 and with specific banking backgrounds and have nominated two (2) additional directors with specific banking backgrounds.

As the Company’s executive compensation program continues to evolve, we will continue our shareholder engagement efforts and facilitate open and ongoing dialogues with key stakeholders to help ensure that we have a regular pulse on investor perspectives. In the future, we will also continue to consider the feedback we receive from our major shareholders as well as the outcome of say-on-pay votes when making compensation decisions regarding our NEOs.

Compensation Governance Practices

Our executive compensation program includes the following practices and policies, which promote sound compensation governance and are in the best interests of our shareholders:

What We Do	What We Don't Do
✔Emphasize variable pay over fixed pay, with a significant portion tied to our financial results	×No tax gross ups
✔ Maintain a clawback policy	×No guaranteed bonuses
✔ Maintain anti-hedging and anti-pledging policies	×No Supplemental Executive Retirement Plans
✔ Use an independent compensation consultant	×No excessive perquisites
✔ Conduct an annual say-on-pay vote	×No repricing of options without stockholder approval
✔ Conduct an annual compensation risk assessment	×No “single trigger” change-in-control payments

As the Bank’s executive compensation program continues to evolve, we will continue our shareholder engagement efforts and facilitate open and ongoing dialogues with key stakeholders to help ensure that we have a regular pulse on investor perspectives. In the future, we will also continue to consider the feedback we receive from our major shareholders as well as the outcome of say-on-pay votes when making compensation decisions regarding our NEOs.

What Guides OurProgram

Compensation Philosophy

Our executive compensation philosophy is to forge critical connections between performance, long-term value creation, employee engagement and retention, compensation governance and our cultural values.  To that end, our executive compensation program is grounded in the following principles:

Pay for Performance	A significant portion of an executive’s total compensation should be variable and dependent upon the attainment of specific and measurable performance goals.
Shareholder Alignment	Executives should be compensated through pay elements designed to create long-term value for our shareholders, as well as foster a culture of ownership.
Attraction and Retention	The executive compensation program should enable the Company to attract highly talented people with exceptional leadership capabilities and retain high-caliber talent.

Elements of Compensation.

We compensate our NEOs primarily through a combination of base salary and annual incentives, using a mix of fixed and variable pay, with an emphasis on variable pay. The program is structured to create a meaningful balance between achieving strong short-term annual results while ensuring long-term viability and success. Therefore, the mix of incentives is reviewed and determined regularly by the Compensation Committee based on the short- and long-term objectives of the business

Our Compensation Committee believes the executive compensation packages that we provide to our executives, including the NEOs, should include both cash and equity compensation that reward performance as measured against established corporate goals. Each element of compensation is designed to achieve a specific purpose and to contribute to a total package that is competitive with similar packages provided by other institutions that compete for the services of individuals like our NEOs.

Pay Element	How Its Paid	Purpose
Base Salary	Cash (Fixed)
Reflects each NEO’s position, experience, individual performance, and expertise. Salary levels are set with the intention to attract, retain, motivate, and reward quality executives in the competitive banking marketplace.

Performance-Based Annual Incentives	Cash and Equity (Variable)
Focuses NEOs on achieving short-term financial and strategic goals that drive long-term shareholder value, and also support our leadership talent retention goals. To accomplish these goals, the Executive and Employee Bonus Policy provides for awards using a mix of cash and equity: 75% of the award earned is paid in cash and 25% of the award earned is delivered in RSUs, which vest in three equal installments from the anniversary of the date of the grant.

The Compensation Committee also has the ability to grant other types of equity awards, on a periodic basis and under certain circumstances, such as new-hire and promotional grants (issued pursuant to our Amended and Restated 2017 Omnibus Stock Incentive Plan (the “2017 Plan” or “OSIP”). The Compensation Committee approved an equity award to Alan Thian, our former President and Chief Executive Officer, of 14,037 RSUs and Mr. Thian also received 1,000 shares of restricted stock as a member of the Board of Directors on January 19, 2022.  The Compensation Committee did not grant any additional equity incentive awards, other than the awards issued under the Executive and Employee Bonus Policy previously mentioned, to any of the NEOs in 2022

Decision-Making Process

Role of the Compensation Committee. Our Compensation Committee is a standing committee appointed by our Board of Directors to oversee our compensation and employee benefit plans and practices, including our executive compensation plans and our incentive- compensation and equity-based plans. The Compensation Committee is comprised of independent, non-employee members of the Board. The Compensation Committee works closely with its independent consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year.  Details of the Compensation Committee’s authority and responsibilities are specified in the Compensation Committee’s charter, which is available on our website at www.royalbusinessbankusa.com under the “Investor Relations” tab. The Compensation Committee makes all final compensation and equity award decisions regarding our NEOs, except for the CEO, whose compensation is determined by the independent members of the full Board, based upon recommendations of the Compensation Committee. Please also see additional discussion on our Compensation Committee set forth above under “Committees of the Board – Compensation Committee.”

Role of Management. The President and CEO attends regular meetings where executive compensation, Company and individual performance, and competitive compensation levels and practices are discussed and evaluated. Only the Compensation Committee members can vote on decisions regarding NEO compensation. The CEO reviews the Compensation Committee’s recommendations pertaining to other executives (non-NEO) pay with the Compensation Committee providing transparency and oversight. Decisions on non-NEO pay are made by the CEO. The CEO does not participate in the deliberations of the Compensation Committee regarding his own compensation. Independent members of the Board make all final determinations regarding CEO compensation.

Role of the Compensation Consultant. From time to time, our Compensation Committee seeks advice from outside experts in the executive compensation field to provide input on both director compensation and executive compensation issues. In 2022, the Compensation Committee engaged Pearl Meyer for general assistance in executive compensation matters. In accordance with the rules of the Nasdaq Stock Market, the Compensation Committee took appropriate actions to consider the independence of Pearl Meyer.

The Role of Benchmarking and Peer Groups. For 2022, the Compensation Committee compared our executive compensation program to a group of companies that are comparable in terms of industry, size and geography. The overall purpose of this peer group is to provide a market frame of reference for evaluating our compensation arrangements (current or proposed) and performance results, understanding compensation trends among comparable companies, and reviewing other compensation and governance-related topics that may arise during the year to ensure that the features of the Company’s executive compensation program are appropriately aligned with market-best practices. The 2022 and current peer group is as follows:

Amalgamated Financial Corp.	Heritage Commerce Bank
Banc of California, Inc.	Heritage Financial Corporation
Bank of Marin Bancorp	HomeStreet, Inc.
BCB Bancorp, Inc.	Luther Burbank Corporation
Central Pacific Financial Corp.	Metropolitan Bank Holding Corp.
First Foundation, Inc.	Peapack-Gladstone Financial Corporation
Flushing Financial Corporation	Preferred Bank
Hanmi Financial Corporation	The First Bank of Long Island Corporation

In developing the peer group, the Compensation Committee selected companies that were, on balance, of similar size and scope as the Company (assets between $2 billion and $8 billion, and market capitalization between $200 million and $1.1 billion as compared to the Company’s then current assets and market capitalization of $3.7 billion and $474 million, respectively), operate in similar geographic areas, and compete with the Company for business and talent. It is important to note that the Compensation Committee does not rely exclusively on comparative data from the peer group when setting compensation for our NEOs. While peer group information can help identify general trends in executive compensation practices and overall executive compensation, the Compensation Committee recognizes there can be meaningful differences between the Company and its peer group members. In addition to peer group data, the Compensation Committee also reviews compensation information from direct market share competitors and considers many other factors such as individual and company performance, position and associated responsibilities, retention and stability of the executive management team, tenure, and succession considerations.

The Compensation Committee subsequently retained Pearl Meyer in 2022 to review the compensation of the Company’s current NEOs against the peer group and survey information of similarly sized financial institutions.  Pearl Meyer concluded that, in aggregate, the Company’s targeted Total Direct Compensation (salary, annual incentives and long-term incentives) for the NEOs was below the market median.  The Chief Executive Officer’s targeted Total Direct Compensation was also below the market median.

2022 EXECUTIVECOMPENSATIONDECISIONSINDETAIL

Base Salary

Base salary represents annual fixed compensation and is a standard element of compensation necessary to attract and retain executive leadership talent. The Compensation Committee reviews and approves base salaries of our NEOs and establishes the compensation of our CEO. In approving the base salary of each NEO, the Compensation Committee considers the CEO’s recommendations, as well as each NEO’s position and level of responsibility within the Company. The Compensation Committee also considers factors such as competitive market data as well as individual performance, experience, tenure, internal equity, and employee potential.

In January 2022, the Compensation Committee approved increases to base salaries to recognize and reflect changes in roles and responsibilities, including Mr. Morris’ promotion to President, Chief Executive Officer and Chief Financial Officer and Mr. Huang’s promotion to Executive Vice President and Branch Administrator/Director of Prestige Banking, as well as to better align the NEOs’ salaries with the market median. The former Chief Executive Officer's base salary was unchanged from 2021 to 2022.

NEO	2021 Salary	2022 Salary	% Change
David R. Morris	$362,000	$626,000	72.93%
Vincent Liu	$320,000	$344,000	7.50%
Jeffrey Yeh	$275,000	$310,800	13.01%
Tsu Te Huang	$201,000	$257,000	22.38%
Alan Thian (1)	$1,080,000	$1,080,000	—%

(1)	Effective April 8, 2022, Mr. Thian resigned from his positions as President and Chief Executive Officer of the Company and the Bank.

Annual Incentives

The Executive and Employee Bonus Policy provided our NEOs the opportunity to earn a performance-based annual bonus, 75% of which is paid in cash and 25% of which is paid in RSUs that vest in three equal installments on each anniversary of the grant date. Actual payouts depend on the achievement of pre-determined financial performance objectives and for the CEO can range from 0% to 150% of target award amounts, and for the other NEOs can range between 0% to 154%. Annual cash incentives reward both the achievement of short-term financial goals, as well as the execution of activities to advance our strategic priorities. Target annual bonus opportunities are expressed as a percentage of base salary and were established by the NEO’s level of responsibility and their ability to impact overall results. The Compensation Committee also considers market data in setting target award amounts. Target award opportunities for 2022 were as follows:

NEO	2022 Salary	2022 Annual Incentive Target (as a % of Salary)	2022 Annual Incentive Target ($)
David R. Morris	$626,000	100%	$626,000
Vincent Liu	$344,000	65%	$223,600
Jeffrey Yeh	$310,800	65%	$202,020
Tsu Te Huang	$257,000	65%	$167,050
Alan Thian (1)	$—	—%	$—

(1)	Mr. Thian was not subject to the 2022 annual incentive targets.

Performance Goals, Measures, and Scorecard Results. The financial portion of an NEO’s annual incentive award (80% of the overall award) is tied to the achievement of certain financial and/or operational metrics and goals. Each NEO’s actual incentive award also depends on individual performance (20% of the overall award), which is assessed in consultation with the CEO and reviewed with the Compensation Committee. Actual awards earned are determined using individual scorecards, of which an overall score is calculated by summing the weighted scores achieved for each of the performance measures. The actual award earned is determined by multiplying the overall score times the executive’s target bonus amount. Amounts paid are subject to our Clawback Policy. The Compensation Committee also reserves the right to adjust individual performance downward any award payments proposed for a NEO. The individual performance goals for 2022 were determined in April 2022 to address certain areas that the Board of Directors felt needed improvement or for substantial projects that the NEO may manage.  The following chart is a list of the criteria used to determine the individual goals:

Individual Goals (4)	David R. Morris	Vincent Liu	Jeffrey Yeh	Tsu Te Huang
Increasing Employee Morale (1)	X	X	X	X
Retain Core Officers (2)	X			X
Retain Core Deposit Relationships (3)	X	X	X	X

(1)	The Compensation Committee set a goal for management to improve morale. Based on recent Glassdoor surveys and exit interviews, management met this goal.
(2)
The Compensation Committee believed after the departure of Mr. Thian that management needed to retain the current senior and executive management. Except for one senior officer retirement and the retirement of our EVP and Chief Strategy Officer, all senior and executive officers have been retained. Management met this goal.

(3)
After the departure of Mr. Thian, the Compensation Committee set a goal to retain core local customers. Although deposits decreased more than the goal in the performance metrics financial objective listed below, the decrease was primarily due to terminating high risk deposit relationships. Management maintained nearly all of its core customers.

(4)	Mr. Thian was not subject to the 2022 individual goals.

David R. Morris, President, Chief Executive Officer and Chief Financial Officer
		Performance Range			Results
Performance Metrics	Weight	Threshold	Target	Maximum	Estimated Actual (1)	Percentage Achieved	Payout (as a % of Target)
Financial Objectives	80%
Diluted EPS	20%	$2.34	$2.93	$3.96	$3.33	119%	23.9%
Return on Average Assets	20%	1.12%	1.40%	1.89%	1.62%	120%	24.1%
Audit Results	10%	1	3	5	4	125%	12.5%
Total Loan Growth	15%	$207,208,816	$259,011,020	$349,664,877	$399,142,820	144%	21.6%
Total Deposit Growth	15%	($155,097,748)	($129,248)	($84,011,280)	($187,894,000)	0%	0.0%
Individual Performance	20%	Assessed by the Compensation Committee				100.5%	20.1%
	100%	Overall Score:					102.2%

Vincent Liu, Executive Vice President and Chief Risk Officer
		Performance Range			Results
Performance Metrics	Weight	Threshold	Target	Maximum	Estimated Actual (1)	Percentage Achieved	Payout (as a % of Target)
Financial	80%
Diluted EPS	20%	$2.34	$2.93	$3.96	$3.33	121%	24.4%
Return on Average Assets	20%	1.12%	1.40%	1.89%	1.60%	120%	24.1%
Audit Results	30%	1	3	5	5	154%	46.2%
NPA/Total Assets	10%	0.61%	0.51%	0.33%	0.31%	154%	15.4%
Individual Performance	20%	Assessed by the Compensation Committee				110%	22.0%
	100%	Overall Score:					132.1%

Jeffrey Yeh, Executive Vice President and Chief Credit Officer
		Performance Range			Results
Performance Metrics	Weight	Threshold	Target	Maximum	Estimated Actual (1)	Percentage Achieved	Payout (as a % of Target)
Financial	80%
Diluted EPS	20%	$2.34	$2.93	$3.96	$3.33	121%	24.2%
Audit Results	10%	1	3	5	4	127%	25.4%
NPA/Total Assets	20%	0.61%	0.51%	0.33%	0.31%	154%	30.8%
Commercial Loan Growth	20%	$180,759,838	$225,949,798	$305,032,227	$(46,677,907)	0%	0.0%
Individual Performance	20%	Assessed by the Compensation Committee				110%	22.0%
	100%	Overall Score:					102.4%

Tsu Te Huang, Executive Vice President and Branch Administrator/Director of Prestige Banking
		Performance Range			Results
Performance Metrics	Weight	Threshold	Target	Maximum	Estimate Actual (1)	Percentage Achieved	Payout (as a % of Target)
Financial	80%
Diluted EPS	20%	$2.34	$2.93	$3.96	$3.33	121%	24.2%
Audit Results	20%	1	3	5	3	100%	20.0%
Total Deposit Growth	20%	$(155,097,748)	$(129,248.123)	$(84,011,280)	$(187,894,000)	0%	0.0%
Average Cost of Deposits	20%	0.359%	0.299%	0.194%	0.61%	154%	30.8%
Individual Performance	20%	Assessed by the Compensation Committee				110%	22.0%
	100%	Overall Score:					97.0%

(1)
The estimated actual represents the best estimated projection as of January 2022, when the annual incentives were determined by the Compensation Committee. The difference between the estimated actual and actual reported in Form 10K is insignificant.

Alan Thian, former President and Chief Executive Officer, was not subject to the 2022 annual incentive targets or goals.

Payouts under Executive and Employee Bonus Plan. Based on the above performance results, the following table lists the actual awards earned by the NEOs for 2022 performance results and paid in 2023:

NEO	2022 Annual Incentive Target (as a % of Salary)	2022 Annual Incentive Target ($)	Overall Score	Total Award Earned ($)	Cash Payout (75%)	RSUs (25%)*
David R. Morris	100%	$626,000	102.2%	$638,975	$479,244	$159,731
Vincent Liu	65%	$223,600	132.1%	$295,551	$221,671	$78,880
Jeffrey Yeh	65%	$202,020	102.4%	$206,809	$155,127	$51,682
Tsu Te Huang	65%	$167,050	97.0%	$161,989	$121,502	$40,487
Alan Thian (1)	—%	$—	—%	$—	$—	$—

(1)	Mr. Thian was not subject to the 2022 annual incentive targets.
*	RSUs for 2022 performance were issued on January 18, 2023 and, in accordance with reporting rules, are not included in the 2022 Summary Compensation Table. However, RSUs earned by the NEOs for 2021 performance results were issued on January 19, 2022 and, in accordance with reporting rules, are disclosed in the Summary Compensation Table and Grants of Plan-Based Awards in this Amendment.

2022 Long-Term Equity Incentives

The Compensation Committee has the ability to grant periodic equity awards, such as new-hire and promotional grants issued pursuant to the 2017 Plan. These awards are typically designed to support the Company’s stockholder value creation and leadership talent retention goals. These periodic awards may be special inducement equity awards upon hire or upon renegotiation of the employee’s contract, or as retention awards after review of the executive’s outstanding and unvested equity.  The Compensation Committee approved an equity award to Alan Thian, our former President and Chief Executive Officer, of 14,037 RSUs and Mr. Thian also received 1,000 shares of restricted stock as a member of the Board of Directors on January 19, 2022.  The Compensation Committee did not grant any additional equity incentive awards, other than the awards issued under the Executive and Employee Bonus Policy, to any of the NEOs in 2022. In December 2022 and March 2023, the Compensation Committee granted options to Messrs. Fan and Ko in connection with their appointments as executive officers. See the section entitled “Leadership Transitions.”

Other Compensation Policies, Practices, and Guidelines

Clawback Policy

As part of our ongoing efforts to maintain the highest levels of good governance, we have adopted a policy which applies to all individuals who are or were Section 16 executive officers at the time they received certain incentive compensation (including cash bonuses and equity based on financial performance) from the Company. The policy provides that in the event of unsafe and unsound banking practices, defaulted or repurchased loans, violations of the Company's Bylaws, policies or procedures, the Compensation Committee may require that all incentive-based compensation received by the executive officer be reduced by an amount that is not more than 100% of the most recent annual bonus, commission and severance payments.

Anti-Hedging & Anti-Pledging Policies

Our Insider Trading Policy prohibits our executive officers, directors, employees and major stockholders from pledging or engaging in hedging or similar transactions in our securities, including but not limited to prepaid variable forwards, equity swaps, collars, exchange funds, puts, calls and short sales.

Benefits and Other Perquisites

The NEOs are eligible to participate in the same benefit plans designed for all of our full-time employees, including health, dental, vision, disability and basic group life insurance coverage. We also provide our employees, including our NEOs, with various retirement benefits. Our retirement plans are designed to assist our employees in planning for retirement and securing appropriate levels of income during retirement. The purpose of our retirement plans is to attract and retain quality employees, including executives, by offering benefit plans similar to those typically offered by our competitors.

Royal Business Bank 401(k) Profit Sharing Plan. The Royal Business Bank 401(k) Profit Sharing Plan (the “401(k) Plan”), is designed to provide retirement benefits to all eligible full-time and part-time employees of the Bank and its subsidiaries. The 401(k) Plan provides employees with the opportunity to save for retirement on a tax-favored basis. NEOs, all of whom were eligible during 2022, may elect to participate in the 401(k) Plan on the same basis as all other employees. Employees may defer 1% to 100% of their compensation to the 401(k) Plan up to the applicable IRS limit. We currently match employee contributions on the first 6% of employee compensation (50 cents for each $1). The Company match is contributed in the form of cash and is invested according to the employee’s current investment allocation. No discretionary profit sharing contribution was made to the 401(k) Plan for 2022.

Bank Owned Life Insurance (“BOLI”) Policies. In 2012, the Bank purchased single premium BOLI policies for certain officers and directors of the Bank to provide additional life insurance benefits to the directors and officers and to use the income from the BOLI policies to offset benefit expenses. Further, the Bank benefits from any future death benefits paid out under these BOLI policies. The Bank entered into split dollar arrangements with all executive and senior officers and directors that were under the age of 70 to pay their beneficiaries a death benefit. The amount of the split dollar arrangement for executive officers was equal to five times the executive’s annual salary in 2012, three times the senior officer’s annual salary and $250,000 per director. In January 2017 and June 2021, the Bank purchased additional BOLI policies to increase the benefit to the executive and senior officers to December 31, 2016 salary levels and to add new officers that have joined the Bank since 2012. The directors also received an additional $150,000 in benefit. If the officer or director retires or is terminated, the split dollar arrangement terminates except in the case of change in control of the Company. The quantitative elements of the split dollar arrangement for our NEOs are provided in the Summary Compensation Table.

Health and Welfare Benefits. Our NEOs are eligible to participate in our standard health and welfare benefits program, which offers medical, dental, vision, life, accident, and disability coverage to all of our eligible employees. We do not provide the NEOs with any health and welfare benefits that are not generally available to our other employees, except for Mr. Morris who is entitled to an annual medical examination.

Perquisites. We provide our NEOs with certain perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to the NEOs. Based on this periodic review, perquisites are awarded or adjusted on an individual basis. The perquisites received by our NEOs in 2022 included the use of a Bank-owned or leased automobile, housing allowances, club fees and other personal benefits.

Employment Agreements

We have entered into employment agreements with Messrs. Morris, Liu, and Yeh, which generally describe the position and duties of each of these named executive officers, provide for a specified term of employment, describe base salary, bonus opportunity and other benefits and perquisites to which such NEO is entitled, if any, set forth the duties and obligations of each party in the event of a termination of employment prior to expiration of the employment term and provide us with a measure of protection by obligating these NEO to abide by the terms of restrictive covenants during the terms of their employment and thereafter for a specified period of time.

Mr. Morris. Our employment agreement with Mr. David R. Morris, dated as of April 12, 2017, as amended, provides for a term of three years, with an automatic renewal for successive one-year periods unless either party provides written notice of nonrenewal at least three months prior to the extension date. The agreement provides for an annual salary, subject to periodic adjustment by our Board, stock options, discretionary bonus, reimbursement of automobile expenses, expense reimbursement and medical insurance coverage, salary continuation and other benefit plans. If Mr. Morris is terminated without cause, Mr. Morris would receive a severance payment in the amount of twelve (12) months of his then current salary. Following a change of control, if Mr. Morris’ employment is terminated by us or our successor, without cause, or Mr. Morris’ employment is materially adversely altered, Mr. Morris would receive a severance payment in the amount of eighteen (18) months of his then current salary.

Mr. Liu. Our employment agreement with Mr. Vincent Liu, dated as of April 12, 2017, as amended, provides for a term of three years, with an automatic renewal for successive one-year periods unless either party provides written notice of nonrenewal at least three months prior to the extension date. The agreement provides for an annual salary, subject to periodic adjustment by our Board, stock options, discretionary bonus, reimbursement of automobile expenses, expense reimbursement and medical insurance coverage, salary continuation and other benefit plans. If Mr. Liu is terminated without cause, Mr. Liu would receive a severance payment in the amount of twelve (12) months of his then current salary. Following a change of control, if Mr. Liu’s employment is terminated by us or our successor, without cause, or Mr. Liu's employment is materially adversely altered, Mr. Liu would receive a severance payment in the amount of twelve (12) months of his then current salary.

Mr. Yeh.  Our employment agreement with Mr. Jeffrey Yeh, dated as of April 12, 2017, as amended, provides for a term of three years, with an automatic renewal for successive one-year periods unless either party provides written notice of nonrenewal at least three months prior to the extension date. The agreement provides for an annual salary of $184,788, subject to periodic adjustment by our Board, stock options, discretionary bonus, reimbursement of automobile expenses, expense reimbursement and medical insurance coverage, salary continuation and other benefit plans. If Mr. Yeh is terminated without cause, Mr. Yeh would receive a severance payment in the amount of twelve (12) months of his then current salary. Following a change of control, if Mr. Yeh’s employment is terminated by us or our successor, without cause, or Mr. Yeh's employment is materially adversely altered, Mr. Yeh would receive a severance payment in the amount of twelve (12) months of his then current salary.

Separation Agreement

Mr. Thian. The Company and Mr. Alan Thian entered into an Executive Separation and Release Agreement (the “Separation Agreement”) effective April 8, 2022 (the “Separation Date”) pursuant to which Mr. Thian resigned from all roles and positions held with the Company, the Bank and their respective Boards of Directors. Under the terms of the Separation Agreement, Mr. Thian was entitled to receive a separation payment totaling $540,000, paid semi-monthly over six (6) months, the cost of COBRA continuation coverage for all health plans and programs for twelve (12) months and reimbursement for all reasonable employment related expenses incurred prior to the Separation Date. The Separation Agreement also required Mr. Thian to forfeit any and all shares of restricted stock and RSUs that were not vested as of the Separation Date, of which Mr. Thian had 40,000 shares of unvested restricted stock and 15,037 RSUs and Mr. Thian also agreed to a release of claims, cooperate with a smooth transition, which included assisting with customer retention and cooperating with any investigation in the future. The Company and Mr. Thian agreed to certain confidentiality and non-disparagement provisions.

Tax Deductibility of Compensation

The Compensation Committee annually reviews and considers the deductibility of the compensation paid to our executive officers, which includes each of the NEOs. However, the Compensation Committee believes that its primary responsibility is to provide a compensation program that attracts, retains and rewards the executive talent necessary for our success. Consequently, the Compensation Committee may pay or provide, and has paid or provided, compensation that is not tax deductible or is otherwise limited as to tax deductibility.

Risk Assessment of Incentive Compensation

The Compensation Committee reviewed the Bank’s compensation policies and practices for our NEOs, as well as the incentive plans for other employees and determined that our incentive compensation programs are not reasonably likely to have a material adverse effect on the Company. To conduct this review, the Company evaluated its practices and policies including: the balanced mix between pay elements, short and long-term programs, Compensation Committee control over the establishment, review and approval goals, use of multiple performance measures, Compensation Committee discretion on individual awards, and Compensation Committee oversight of compensation programs.

The Compensation Committee also evaluated whether the proposed goals or the structure of the awards might have the inadvertent effect of encouraging excessive risk or other undesirable behavior. The Compensation Committee believes that its risk management framework supports risk management in the Company’s incentive arrangements, and that the risks arising from its compensation policies and practices are not likely to have a material adverse effect on the Company and the Bank.

Compensation Committee Interlocks and Insider Participation

Christina Kao, Wendell Chen, Christopher Lin, and Richard Lin served as members of our Compensation Committee in 2022. In 2022, we revised our committee structure and created a standalone Compensation Committee. No member of the Compensation Committee is or has been one of our officers or employees. In addition, none of our executive officers serves or has served as a member of the compensation committee or other board committee performing equivalent functions of any entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

Compensation Committee Report

The Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Amendment as required by Item 402 of Regulation S-K promulgated under the Exchange Act and, based on this review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Respectfully submitted by the members of the Compensation Committee:

Christina Kao (Chair)
Wendell Chen
Richard Lin
Christopher Lin, Ph D.

Executive Compensation Tables

Summary Compensation Table

The following table sets forth information regarding the compensation paid, awarded to, or earned for the fiscal years ended December 31, 2022, 2021 and 2020, for each of the Company’s Named Executive Officers.

Name	Year	Salary	Bonus (1)	Non-Equity Incentive Compensation (2)	Stock Awards (3)	Option Awards	All Other Compensation (4)	Total
David R. Morris	2022	$594,580	$—	$479,244	$62,495	$—	$47,235	$1,183,555
President, Chief Executive Officer, and Chief Financial Officer	2021	362,000	—	195,000	—	—	18,338	575,338
	2020	350,000	150,000	—	—	41,525	18,175	559,700

Vincent Liu	2022	378,186	30,000	221,671	62,495	—	21,563	713,916
EVP and Chief Risk Officer	2021	320,400	—	195,000	—	—	22,078	537,478
	2020	302,400	150,000	—	—	—	19,785	472,185

Jeffrey Yeh	2022	328,743	30,000	155,127	54,999	—	18,008	586,876
EVP and Chief Credit Officer	2021	274,800	—	166,800	—	—	—	441,600
	2020	262,800	110,000	—	—	—	—	372,800

Tsu Te Huang	2022	245,374	—	121,502	32,483	—	21,333	420,692
EVP and Branch Administrator/Director of Prestige Banking	2021	201,000	—	97,500	—	—	—	298,500
	2020	195,000	81,250	—	—	—	—	276,250

Alan Thian (5)	2022	482,573	—	—	408,405	—	553,233	1,444,211
Former President and Chief Executive Officer	2021	1,080,000	1,143,765	—	1,064,400	—	126,387	3,414,552
	2020	1,080,000	1,508,659	—	—	—	114,500	2,703,159

(1)	Amounts represent cash incentives earned under our Executive and Employee Bonus Policy for the years indicated.
(2)	Amounts represent cash incentives earned in 2022 and 2021, which were paid in January 2023 and January 2022, respectively, under our Executive and Employee Bonus Plan.
(3)
Amounts represent 2021 annual incentive which was granted in January 2022 in RSUs with a three-year vesting schedule. The awards shown are not cash compensation received by the Named Executive Officer. and may not correspond to the actual value that could be realized by the Named Executive Officer Instead, the amounts represent the fair value of stock awards computed for the corresponding fiscal year, in accordance with FASB ASC Topic 718, valued based on closing price of our common stock on the date of the grant.

(4)	“All Other Compensation” for the NEOs during fiscal year 2022 is summarized below.
(5)
Effective April 8, 2022, Mr. Thian resigned from his positions as President and Chief Executive Officer of the Company and the Bank. Upon separation, all unvested equity was forfeited on April 8, 2022. Bonus of $1,143,765 represents cash bonus paid in January 2022 before separation based on 1.6% of pretax income. Stock awards of $408,405 (15,037 shares) represent RSUs granted on January 19, 2022 with a three (3) year vesting schedule. The entire 15,037 unvested RSUs reverted to the Company upon separation on April 8, 2022. Stock awards of $1,064,400 (60,000 shares) represent shares of restricted stock granted on January 21, 2021 with a three (3) year vesting schedule. Upon separation, all shares of restricted stock and RSUs which have not vested as of the Separation Date were forfeited as of the Separation Date. The unvested and forfeited shares include 40,000 shares of restricted stock granted on January 21, 2021 and 15,037 RSUs granted on January 19, 2022.

All Other Compensation 2022
Name	Perquisites (1)	Company 401(k) Match (2)	BOLI Income (3)	Separation Pay (4)	Total ”All Other Compensation”
David R. Morris	$31,529	$10,425	$5,281	$—	$47,235
Vincent Liu	2,290	13,500	5,773	—	21,563
Jeffrey Yeh	1,970	13,500	2,538	—	18,008
Tsu Te Huang	13,248	8,085	—	—	21,333
Alan Thian	7,000	6,000	233	540,000	553,233

(1)	Amount reflects use of a Company-owned vehicle or car allowance/ fringe, housing allowance, club fees, and other personal benefits.
(2)	Amount reflects Company matching contribution under the 401(k) Plan.
(3)	Amount reflects BOLI reportable income.
(4)
Effective April 8, 2022, Mr. Thian resigned from his positions as President and Chief Executive Officer of the Company and the Bank. Upon separation, he received a separation payment of $540,000, less tax and withholdings, which was paid in subsequent months in 2022. All unvested equity was forfeited on April 8, 2022.

Grants of Plan-Based Awards

The following table shows for the fiscal year ended December 31, 2022 certain information regarding grants of plan-based awards for our NEOs.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($) (1)	Target ($) (1)	Maximum ($) (1)	All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock Awards (2)

David R. Morris		$313,000	$626,000	$939,000	-	-
Chief Executive Officer, President and Chief Financial Officer	1/19/2022	-	-	-	2,301	$62,495

Vincent Liu		$120,400	$223,600	$344,000	-	-
EVP and Chief Risk Officer	1/19/2022	-	-	-	2,301	$62,495

Jeffrey Yeh		$108,780	$202,020	$310,800	-	-
EVP and Chief Credit Officer	1/19/2022	-	-	-	2,025	$54,999

Tsu Te Huang		$89,950	$167,050	$257,000	-	-
EVP and Branch Administrator/Director of Prestige Banking	1/19/2022	-	-	-	1,196	$32,483

Alan Thian (3)		$-	$-	$-	-	-
Former President and Chief Executive Officer	1/19/2022	-	-	-	15,037	$408,405

(1)
Represents threshold, target and maximum opportunity under the Company's Executive and Employee Bonus Policy. Our Executive and Employee Bonus Policy is discussed under the caption “Annual Incentives” in this CD&A. The amounts of the estimated future payouts under the non-equity incentive plans column represent each executive's opportunities in the event the Company met certain targets in 2022 pursuant to the terms of the Executive and Employee Bonus Policy. 75% of the award was paid in cash and the actual cash payouts for 2022 under the Executive and Employee Bonus Policy were made on January 31, 2022, and are included in the Summary Compensation Table.  The remaining 25% were issued as RSUs on January 18, 2023.

(2)
Amounts shown in this column reflect the number of time-vested RSUs granted under the 2017 Plan. Awards represent RSUs awarded on January 19, 2021 representing 25% of the Executive and Employee Bonus Policy award, based upon a closing price of the Company's common stock of $27.16 at grant date January 19, 2022.

(3)	Mr. Thian's awards were forfeited as of the Separation Date.

Outstanding Equity Awards at Fiscal Year End

The following table provides information for each of our named executive officers regarding outstanding stock options held by the officers as of December 31, 2022. Market values are presented as of the end of 2022 (based on the assumed per share fair market value of our common stock on December 31, 2022) for outstanding stock awards, which include 2022 grants and prior-year grants.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, or Units That Have Not Vested (#) (1)	Market Value of Shares, or Units That Have Not Vested ($) (2)

David R. Morris	6,000	3,000	$20.55	01/21/30	2,301	$47,976

Vincent Liu	-	-	-	-	2,301	$47,976

Jeffrey Yeh	-	-	-	-	2,025	$42,221

Tsu Te Huang	-	-	-	-	1,196	$24,937

Alan Thian (3)	-	-	-	-	-	-

(1)
All awards in this column were granted on January 19, 2022 that remain subject to vesting, vest in 33.33% increments on the first, second and third anniversary of the date of grant. These equity awards are accelerated and vest in full upon a change in control of the Company.

(2)	Market value is determined using the December 31, 2022, closing price of the Company’s common stock of $20.85 per share.
(3)
Alan Thian, the Company's former President and Chief Executive Officer, exercised all options in 2022. Mr. Thian was previously granted 60,000 shares of restricted stock of which 40,000 shares of restricted stock were forfeited and 15,037 unvested RSUs were reverted back to the Company as of his Separation Date.

Option Exercises and Stock Vested Table

The following table shows for the fiscal year ended December 31, 2022 certain information regarding option exercises and stock vested for our NEOs.

2022	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized Upon Exercise (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting (2)
Name	(#)	($)	(#)	($)

David R. Morris	21,525	$233,546	-	-
President, Chief Executive Officer and Chief Financial Officer
Vincent Liu	-	-	-	-
EVP and Chief Risk Officer
Jeffrey Yeh	-	-	-	-
EVP and Chief Credit Officer
Tsu Te Huang	-	-	-	-
EVP and Branch Administrator/Director of Prestige Banking
Alan Thian	293,932	$2,771,371	20,000	$529,000
Former President and Chief Executive Officer

(1)
The value realized upon exercise of options is calculated by multiplying the number of options exercised by the difference between closing price of our common stock on the exercise date and the exercise price.

(2)
The value realized upon vesting of restricted stock and RSUs is calculated by multiplying the number of shares of restricted stock and RSUs vested by the closing price of our common stock on the vesting date and does not necessarily reflect actual proceeds received.

Pension Benefits and Non-Qualified Deferred Compensation

As of December 31, 2021 and 2022, the Company did not offer pension benefits or nonqualified deferred compensation to our NEOs.

Potential Payments upon Termination or Change in Control

The following presents information concerning estimated payments and benefits that would be provided in certain circumstances for each of the NEOs serving as of the end of the fiscal year ending December 31, 2022. Unless otherwise stated, the payments and benefits set forth below are estimated assuming that the termination of employment or change in control event occurred on the last business day of our fiscal year ending December 31, 2022 using the closing market price per share of our common stock on that date. Actual payments and benefits could be different if such events were to occur on any other date or at any other price or if any other assumptions are used to estimate potential payments and benefits.

We have entered into certain agreements with each of our NEOs that provide our NEOs with severance protections. The employment agreements provide that the NEOs will be eligible for severance benefits in certain circumstances following a termination of employment without cause, whether or not in connection with a change in control.

Under the employment agreements, if the executive’s employment is terminated upon the occurrence of a “change in control,” or by the executive for “good reason follow a change in control” (each, as defined in the employment agreement) then the executive will be entitled to receive the following severance payments and benefits:

●	in the case of executive vice president's with employment agreements, payment in an amount equal to twelve (12) months of the executive's then current salary (eighteen (18) months in the case of CEO);
●
in the case of executive vice president's with employment agreements, continuation of the executive's medical and dental insurance coverage for one (1) year or until the executive has found employment, whichever occurs earlier (eighteen (18) months in the case of CEO);

●	the executive's then vested awards (as defined in the employment agreement) will be exercisable over the remaining term of the awards, subject to acceleration in specified circumstances; and
●	immediate vesting of all unvested options and RSUs pursuant to the terms of the 2017 Plan.

In addition, if an executive with an employment agreement is terminated, regardless of a change in control, by the Company or Bank without “cause,” then the executive will be entitled to receive continued payment of base salary for one year.

The severance payments and benefits described above are subject to the executive’s execution and non-revocation of a general release of claims in favor of the Company and the Bank and continued compliance with customary confidentiality and non-solicitation requirements.

The following tables reflect the value of termination payments that each of Messrs. Morris, Liu, Yeh and Huang, who were the NEOs serving at December 31, 2022, would receive under their employment agreements or other employment arrangements, if they had terminated employment on December 31, 2022 under the circumstances shown. The tables do not include accrued salary and benefits, or certain amounts that the executive would be entitled to receive under plans or arrangements that do not discriminate in scope, terms, or operation, in favor of our executive officers and that are generally available to all salaried employees. Due to Mr. Thian’s resignation in April 2022, information with respect to him has not been included in the below tables. For additional information, please see the section above entitled “Separation Agreement.”

David R. Morris,	President, Chief Executive Officer and Chief Financial Officer
Assumptions:
Date of termination	12/31/22
Stock Price at Year End	$20.85

Executive Benefits (1)	Termination for Cause	Voluntary Termination	Death	Disability	Retirement	Termination Without Cause	Change-in-Control	Termination Without Cause or by Executive for Good Reason Following a Change-in-Control

Accelerated Stock Options (2)	$-	$-	$2,700	$2,700	$2,700	$2,700	$2,700	$2,700

Severance (3)	$-	$-	$151,500	$151,500	$-	$606,000	$909,000	$909,000

Benefit Continuation	$-	$-	$-	$-	$-	$-	$22,870	$22,870

Accelerated RSUs	$-	$-	$194,760	$194,760	$194,760	$194,760	$194,760	$194,760

Bank Owned Life Insurance Split Dollar	$-	$-	$2,584,621	$-	$-	$-	$-	$-

Total	$-	$-	$2,933,581	$348,960	$197,460	$803,460	$1,129,330	$1,129,330

Vincent Liu	EVP and Chief Risk Officer
Assumptions:
Date of termination	12/31/22
Stock Price at Year End	$20.85

Executive Benefits (1)	Termination for Cause	Voluntary Termination	Death	Disability	Retirement	Termination Without Cause	Change-in-Control	Termination Without Cause or by Executive for Good Reason Following a Change-in-Control

Accelerated Stock Options (2)	$-	$-	$-	$-	$-	$-	$-	$-

Severance (3)	$-	$-	$91,100	$91,100	$-	$364,400	$364,400	$364,400

Benefit Continuation	$-	$-	$-	$-	$-	$-	$17,786	$17,786

Accelerated RSUs	$-	$-	$107,273	$107,273	$107,273	$107,273	$107,273	$107,273

Bank Owned Life Insurance, Split Dollar	$-	$-	$1,652,064	$-	$-	$-	$-	$-

Total	$-	$-	$1,850,437	$198,373	$107,273	$471,673	$489,459	$489,459

Jeffrey Yeh	EVP and Chief Credit Officer
Assumptions:
Date of termination	12/31/22
Stock Price at Year End	$20.85

Executive Benefits (1)	Termination for Cause	Voluntary Termination	Death	Disability	Retirement	Termination Without Cause	Change-in-Control	Termination Without Cause or by Executive for Good Reason Following a Change-in-Control

Accelerated Stock Options (2)	$-	$-	$-	$-	$-	$-	$-	$-

Severance (3)	$-	$-	$77,700	$77,700	$-	$310,800	$310,800	$310,800

Benefit Continuation	$-	$-	$-	$-	$-	$-	$19,544	$19,544

Accelerated RSUs	$-	$-	$80,815	$80,815	$80,815	$80,815	$80,815	$80,815

Bank Owned Life Insurance, Split Dollar	$-	$-	$1,438,975	$-	$-	$-	$-	$-

Total	$-	$-	$1,597,490	$158,515	$80,815	$391,615	$411,159	$411,159

Tsu Te Huang (4)	EVP and Branch Administrator/Director of Prestige Banking
Assumptions:
Date of termination	12/31/22
Stock Price at Year End	$20.85

Executive Benefits (1)	Termination for Cause	Voluntary Termination	Death	Disability	Retirement	Termination Without Cause	Change-in-Control	Termination Without Cause or by Executive for Good Reason Following a Change-in-Control

Accelerated Stock Options (2)	$-	$-	$-	$-	$-	$-	$-	$-

Severance (3)	$-	$-	$-	$-	$-	$128,476	$128,476	$-

Benefit Continuation	$-	$-	$-	$-	$-	$-	$-	$-

Accelerated RSUs	$-	$-	$57,880	$57,880	$57,880	$57,880	$57,880	$57,880

Bank Owned Life Insurance, Split Dollar	$-	$-	$1,118,197	$-	$-	$-	$-	$-

Total	$-	$-	$1,176,076	$57,880	$57,880	$186,356	$186,356	$57,880

(1)
The above table does not include amounts for stock option awards or RSUs that are fully vested, earned salary, and accrued vacation as those items are earned and due to the employee regardless of such termination or change-in-control events. It also does not include amounts payable under life insurance coverage, our accidental death and dismemberment coverage or our business travel accident coverage, which are programs available to all employees. Under the employment agreements with each NEO the term is 12 months following a change-in-control and the severance payment is equal to 1 time the sum of the executive's base salary plus 12 months continued healthcare benefits, except for Mr. Morris who receives a severance payment equal to 1.5 times the sum of his base salary plus 18 months healthcare benefits. Each form of payment is mutually exclusive based on the individual circumstances or events and therefore represents a single payment and should not be added together.

(2)
Represents in-the-money value of accelerated stock options or RSUs based on the closing price of our common stock on December 31, 2022 ($20.85).  Upon a termination due to retirement after the first anniversary of the grant date, stock options will continue to vest subject to non-compete/non-solicit and reasonable notice restrictions. Upon a change-in-control, stock options or RSUs will accelerate only if they are not assumed or substituted, and otherwise provide for a double trigger; values presume that the acquirer assumes outstanding stock options or RSUs.

(3)
The NEO's employment agreements provide an executive officer, who is terminated involuntarily without cause, a severance payment equal to 1.0 times base salary. Except for our CEO, each NEO employment agreement provides in connection with a change-in-control a severance payment equal to 1 times the sum of base salary plus one year of continued health benefits. Our CEO employment agreement provides for a severance payment equal to 1.5 times the sum of his base salary plus 18 months continued health care benefits under such circumstances. In the case of death, or disability, the NEO employment agreements provide for a severance payment equal to 3 months of the NEO's annual base salary.

(4)
Mr. Huang does not have an employment agreement. Under our Human Resource Policy employees receives 1 month salary per year of service up to 6 years of service or maximum of 6 months as severance for termination due to change-in-control or for involuntary termination without cause.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (the “Dodd-Frank” Act) and the related SEC rule, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our Chief Executive Officer. For fiscal year ended December 31, 2022:

●	the median of the annual total compensation of all employees of the Company (other than our Chief Executive Officer) was $57,313; and
●	the annual total compensation of our Chief Executive Officer, as reported in the Summary Compensation Table included in this Amendment, was $1,183,555.
●	Based on this information, the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of our employees was 21:1.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our Chief Executive Officer, we took the following steps:

●	Selection of Determination Date. We determined that, as of December 31, 2022, we had 379 full-time equivalent employees (as reported in Item 1, Business, in our 2022 Annual Report).
●
Identification of Median Employee. To identify the “median employee” from our employee population, we reviewed the 2022 total compensation of our employees. Total compensation includes base salary, overtime pay, bonus, and 401(k) employer match as reflected in the 2022 annual compensation statements provided to each employee as part of the year-end compensation process. We identified our median employee, excluding the CEO, using this compensation measure, which was consistently applied to all our employees included in the calculation. We did not make any cost-of-living adjustments in identifying the “median employee.”

●
Calculation of Annual Total Compensation. Once we identified our median employee, we combined all the elements of such employee’s compensation for fiscal year ended December 31, 2022 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $57,313.

For our Chief Executive Officer’s annual total compensation, we used the amount reported in the “Total” column of the Summary Compensation Table included in this Amendment.

Pay Versus Performance Disclosure

In accordance with rules adopted by the SEC pursuant to the Dodd-Frank Act, we provide the following disclosure regarding executive “Compensation Actually Paid” (“CAP”) (as calculated in accordance with SEC rules) and certain Company performance for the fiscal years listed below. You should refer to the CD&A in this Amendment for a complete description of how executive compensation relates to Company performance and how the Compensation Committee makes its decisions. The Compensation Committee did not consider the pay-versus-performance disclosure below in making its pay decisions for any of the fiscal years shown.

							Value of Initial Fixed $100 Investment Based On:
Year	Summary Compensation Table Total for David R. Morris (1)	Compensation Actually Paid to David R. Morris (2)	Summary Compensation Table Total for Alan Thian (3)	Compensation Actually Paid to Alan Thian (2)	Average Summary Compensation Table Total for Non-CEO NEOs (4)	Average Compensation Actually Paid to Non-CEO NEOs (2)	Total Shareholder Return	Peer Group Total Shareholder Return (5)	Net Income (in millions)	Diluted EPS (6)
(a)	(b)	(c)			(d)	(e)	(f)	(g)	(h)	(h)

2022	$1,183,555	$1,159,843	$1,444,211	$(6,994)	$573,828	$562,213	$105.60	$116.09	$64.33	$3.33

2021	$-	$-	$3,414,552	$4,065,310	$733,089	$906,520	$129.57	$124.74	$56.91	$2.86

2020	$-	$-	$2,703,159	$2,505,720	$577,408	$571,663	$74.30	$91.29	$32.93	$1.65

(1)	Mr. Morris was appointed interim President, Chief Executive Officer, and Chief Financial Officer of the Company and the Bank in February 2022.

(2)
Amounts represent compensation actually paid to the applicable CEO and the average CAP to our remaining NEOs for the relevant fiscal year, as determined under SEC rules. Compensation actually paid to our CEOs and NEOs represents the “Total” compensation reported in the Summary Compensation Table reduced by all equity incentive compensation for the applicable fiscal year and then adjusted for the value of certain items discussed below. Deductions from, and additions to, total compensation in the Summary Compensation Table by year to calculate CAP consist of:

	2022			2021		2020
	David R. Morris	Alan Thian	Average Non-CEO NEOs	Alan Thian	Average Non-CEO NEOs	Alan Thian	Average Non-CEO NEOs
Total Compensation from Summary Compensation Table	$1,183,555	$1,444,211	$573,828	$3,414,552	$733,089	$2,703,159	$577,408
Adjustments for Pension
Adjustment for Summary Compensation Table Pension	$-	$-	$-	$-	$-	$-	$-
Amount added for current year service cost	$-	$-	$-	$-	$-	$-	$-
Amount added for prior service cost impacting current year	$-	$-	$-	$-	$-	$-	$-
Total Adjustments for Pension	$-	$-	$-	$-	$-	$-	$-
Adjustments for Equity Awards
Adjustment for grant date values in the Summary Compensation Table	$(62,495)	$(408,405)	$(49,993)	$(1,064,400)	$(41,396)	$-	$(13,842)
Year-end fair value of unvested awards granted in the current year	$47,976	$-	$38,378	$1,572,000	$106,235	$-	$8,097
Year-over-year difference of year-end fair values for unvested awards granted in prior years	$(9,517)	$-	$-	$-	$83,828	$(83,810)	$-
Fair values at vest date for awards granted and vested in current year	$-	$-	$-	$-	$-	$-	$-
Difference in fair values between prior year-end fair values and vest date fair values for awards granted in prior years	$324	$5,200	$-	$143,158	$24,763	$(113,629)	$-
Forfeitures during current year equal to prior year-end fair value	$-	$(1,048,000)	$-	$-	$-	$-	$-
Dividends or dividend equivalents not otherwise included in the total compensation	$-	$-	$-	$-	$-	$-	$-
Total Adjustments for Equity Awards	$(23,712)	$(1,451,205)	$(11,615)	$143,158	$173,431	$(197,439)	$(5,744)

Compensation Actually Paid (as calculated)	$1,159,843	$(6,994)	$562,213	$4,065,310	$906,520	$2,505,720	$571,663

(3)	Effective April 8, 2022, Mr. Thian resigned from his positions as President and Chief Executive Officer of the Company and the Bank.
(4)	Non-CEO NEOs reflect the average Summary Compensation Table total compensation and average CAP for the following executives by year:
         2022: Vincent Liu, Jeffrey Yeh, Tsu Te Huang
         2021: David R. Morris, Vincent Liu, Tammy Song
         2020: David R. Morris, Larson Lee
(5)	Based on an initial investment of $100 as of December 31, 2019. The Peer Group used is the KBW Nasdaq Regional Banking Index.
(6)	Diluted EPS is a GAAP measure.

Tabular List of Most Important Performance Measures

The following table presents the financial performance measures that the Company considers to be the most important in linking CAP to our CEO to Company performance. The measures in this table are not ranked in order of importance. The role of each of these performance measures in our executive compensation program is discussed in the CD&A.

The graphs below compare the relationship between CAP to our CEO and the average of CAP to our remaining NEOs, with:

●	The Company’s cumulative Total Stockholder Return (“TSR) and the Peer Group’s cumulative TSR
●	The Company’s Net Income
●	The Company Selected Measure, which is Diluted EPS

CAP vs. TSR
$5,000
$4,000
$3,000
$2,000
$1,000
$-
$(1,000)
Compensation ($000s)
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$-
Total Shareholder Return on $100 Invested at Beginning of Period
2019
2020
2021
2022
CEO Morris Compensation Actually Paid
Average Non-CEO NEO Compensation Actually Paid
Former CEO Thian Compensation Actually Paid
RBB value of $100 invested 12/31/19
Peer Group value of $100 invested 12/31/19

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of June 8, 2023, pertaining to beneficial ownership of the Company's common stock by current directors and nominees for election as directors, named executive officers of the Company, and all current directors and executive officers(1) of the Company as a group. The information contained herein has been obtained from the Company's records and from information furnished directly by the individual or entity to the Company.

The table should be read with the understanding that more than one (1) person may be the beneficial owner or possess certain attributes of beneficial ownership with respect to the same securities.

Name and Address of Beneficial Owner (2)(3)	Title (1)	Common Stock Owned Directly	Options Vested and Exercisable (a)	Amount and Nature of Beneficial Ownership		Percent of Class (7)	Options Unvested (b)	Options Granted (a+b)
William Bennett	Director Nominee	—	—	—		*	—	—
Wendell Chen	Director	91,671	30,250	121,921		*	—	30,250
Robert Franko (10) (11)	Director	—	—	—		*	—	—
Tsu Te Huang	Branch Administrator/Director of Prestige Banking	218,150	—	218,150	(13)	1.15%	—	—
Dr. James W. Kao	Chairman	445,776	—	445,776	(4)	2.35%	—	—
Christina Kao	Director	211,863	—	211,863	(4)	1.12%	—	—
Christopher Koo	Director	41,028	41,013	80,341		*	—	41,013
Joyce Wong Lee	Director	35,036	—	35,036		*	—	—
Christopher Lin	Director	26,376	30,250	56,626		*	—	30,250
Richard Lin	Director	484,825	41,013	525,838		2.77%	—	41,013
Paul Lin (12)	Director	1,850	33,740	35,590		*	—	33,740
Vincent Liu	Chief Risk Officer	10,767	—	51,572		*	—	—
David R. Morris	President and Chief Executive Officer	36,068	9,000	45,068		*	—	9,000
Geraldine Pannu	Director	800	—	800		*	—	—
Scott Polakoff (10)	Director	—	—	—		*	—	—
Yee Phong (Alan) Thian (8)	Former Director, President, and Chief Executive Officer	615,257	—	615,257	(5)	3.24%	—	—
Frank Wong	Director Nominee	—	—	—		*	—	—
Jeffrey Yeh	Chief Credit Officer	53,530	—	53,530		*	—	—

Officers and Directors as a Group (17 in number) (9)		2,273,396	211,266	2,498,168	(6)	13.15%	70,000	281,266

*	Indicates one percent or less.
(1)	As used throughout this document, the term “executive officer” means the President and Chief Executive Officer, the Executive Vice President and Chief Financial Officer, the Executive Vice President and Chief Credit Officer, the Executive Vice President and Chief Risk Officer, the Executive Vice President and Branch Administrator, the Executive Vice President and Branch Administrator/Director of Prestige Banking, and the Executive Vice President and Chief Administrative Officer.
(2)	Beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (a) voting power, which includes the power to vote, or to direct the voting of such security; and/or (b) investment power, which includes the power to dispose, or to direct the disposition, of such security. Beneficial owner includes any person who has the right to acquire beneficial ownership of such security as defined above within 60 days of June 8, 2023.
(3)	The address for all persons who are either directors or officers of the Company is c/o RBB Bancorp, 1055 Wilshire Blvd. 12th floor, Los Angeles, California 90017.

(4)	The Kao family, which includes Dr. James W. Kao and Christina Kao, beneficially owns a total of 1,323,528 shares or 6.97%.
(5)	Includes investments of 222,875 shares by United Overseas Investment Inc. and 127,581 shares by Eastern Union Inc., corporations that are partially owned by Alan Thian with his brother, brother-in-law and sister. United Overseas Investment Inc., Eastern Union Inc. and other family members beneficially own an aggregate basis 914,351 shares, or 4.81%, of the issued and outstanding shares of the Company.
(6)	Includes 211,266 vested options of 281,266 total stock options granted to the directors and officers under the Company’s Amended and Restated 2017 Omnibus Stock Incentive Plan, which are or will be exercisable within 60 days of June 8, 2023.
(7)	For each person in this table, percentage ownership is calculated by dividing the number of shares of our common stock beneficially owned by such person by the amount of 18,992,903 shares of our common stock outstanding as of June 8, 2023, and the number of shares of our common stock issuable under options exercisable within 60 days of June 8, 2023.
(8)	Mr. Thian resigned as a director, President and Chief Executive Officer of the Company and the Bank in April 2022.
(9)	Officers and Directors as a Group does not include director nominees.
(10)	Directors were appointed to the Board of Directors on April 19, 2023.
(11)	Mr. Franko beneficially owns 4,500 shares of common stock as of June 8, 2023.
(12)	Mr. Paul Lin resigned from the Board of Directors in May 2023.
(13)	204,488 of such shares are held by Hsin-Lee Lin & Ling-Huei T Lin 2012 Irrevocable Trust of which Mr. Huang serves as a trustee.

The following table sets forth information as to those persons or entities believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of common stock on June 8, 2023 or as represented by the owner or as disclosed in certain reports regarding such ownership filed by such persons with the Company and with the SEC, in accordance with Sections 13(d) and 13(g) of the Exchange Act.

	Amount and Nature of Beneficial Ownership	Percent of Class
FJ Capital Management, LLC (1) 7901 Jones Branch Drive, Suite 210 McLean, VA 22102	1,632,100	8.59%
BlackRock, Inc. (2) 55 East 52nd Street New York, NY 10055	1,027,835	5.41%

(1)	As reported in a Schedule 13 G/A filed with the SEC on February 8, 2023 for the calendar year ended December 31, 2022, FJ Capital Management, LLC, has sole voting power over 1,632,100 shares.
(2)	As reported in a Schedule 13 G filed with the SEC on February 3, 2023 for the calendar year ended December 31, 2022, BlackRock, Inc. has sole voting power over 1,027,835 shares.

Principal Family Shareholders

We also determined beneficial ownership in accordance with Board of Governors of the Federal Reserve (the “Federal Reserve”) guidance which considers extended family members to be acting in concert even though the holdings of such families would not be reported as a “group” under SEC guidelines. The Thian, Chang and Kao families are considered controlling entities by the Federal Reserve. There are no formal written shareholder or voting agreements nor any informal arrangement or understanding among any of the family members with respect to their holdings of our common stock. The following table, as of June 8, 2023, indicates the beneficial ownership of each controlling family, as well as the beneficial ownership of certain other directors’ families, and each footnote indicates the family or business relationship included.

	Related Director(s)/	Related Director(s)/ Executive Officer	Family Holdings (1)	Total Holdings
Name	Executive Officer	Number	Number	Number	%
Chang family (2)	Peter M. Chang	611,767	823,161	1,434,928	7.56%
Kao family (3)	Dr. James W. Kao, Christina Kao	657,639	665,889	1,323,528	6.97%
Thian family (4)	Alan Thian, Catherine Thian	747,897	166,454	914,351	4.81%
	Total	2,017,303	1,655,504	3,672,807	19.34%

(1)	Family member holdings exclude those shares held by the related director(s) and/or executive officer of the Company.
(2)
The number of shares reported consists of (i) 611,767 shares held by Peter M. Chang, former director of the Company and the Bank, individually, (ii) 367,092 shares held by Mr. Chang’s sister, and (ii) 456,069 shares held by Mr. Chang’s mother.

(3)
The number of shares reported consists of (i) 82,900 shares held by Dr. James W. Kao individually, (ii) 565,055 shares held jointly by Ruey-Chyr Kao (brother of Dr. James W. Kao) and his wife in a family trust, (iii) 84,065 shares held by Dr. James W. Kao's family, (iv) 211,863 shares held jointly by Dr. James W. Kao and his daughter, Christina Kao, (v) 181,438 held jointly by Dr. James W. Kao and Mr. Kao’s daughter, (vi) 181,438 shares held jointly by Dr. James W. Kao and Mr. Kao’s son, and (viii) 16,769 shares held individually by Mr. Kao’s daughter.

(4)
The number of shares reported consists of (i) 264,801 shares held by Alan Thian, former President, Chief Executive Officer and director of the Company and the Bank, individually, (ii) 89,177 shares held jointly by Catherine Thian, former director of the Company and the Bank, and her husband, (iii) 13,213 shares held by Catherine Thian individually, (iv) 30,250 shares that are subject to options awarded to Mr. Thian that are currently exercisable or are exercisable within 60 days of June 8, 2023; (v) 115,000 shares held by the nephew of Alan Thian and Catherine Thian, (vi) 222,875 shares held by United Overseas Investment Inc., and (vii) 127,581 shares held by Eastern Union Inc

Securities Authorized for Issuance under Equity Compensation Plan Information

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies and Procedures Regarding Related Party Transactions

We have adopted written policies to comply with regulatory requirements and restrictions applicable to us, including Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by the Bank with its affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by the Bank to its executive officers, directors and principal shareholders).

In addition, our Board of Directors has adopted a written policy governing the approval of related party transactions that complies with all applicable requirements of the SEC and the Nasdaq Stock Market concerning related party transactions. A related party transaction is a transaction, arrangement or relationship or a series of similar transactions, arrangements or relationships in which the amount involved exceeds $120,000, in which we or the Bank participates (whether or not we or the Bank is a direct party to the transaction), and in which our or any of the Bank’s directors, nominees to become a director, executive officers or employees or any of his or her immediate family members or any entity that any of them controls or in which any of them has a substantial beneficial ownership interest; or in which any person who is the beneficial owner of more than 5% of our voting securities or a member of the immediate family of such person has a direct or indirect material interest.

Our related party transaction policy is administered by our Audit Committee. This policy requires the Audit Committee to ensure that we maintain an ongoing review process for all related party transactions for potential conflicts of interest and requires that our Audit Committee pre-approve any such transactions or, if for any reason pre-approval is not obtained, to review, ratify and approve or cause the termination of such transactions. Our Audit Committee evaluates each related party transaction for the purpose of determining whether the transaction is fair, reasonable and permitted to occur under our policy, and should be pre-approved or ratified. Relevant factors considered relating to any approval or ratification include the benefits of the transaction to us, the terms of the transaction and whether the transaction will be or was on an arm’s-length basis and in the ordinary course of our business, the direct or indirect nature of the related party’s interest in the transaction, the size and expected term of the transaction and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards. At least quarterly, management will provide our Audit Committee with information pertaining to related party transactions. Related party transactions entered into, but not approved or ratified as required by our policy concerning related party transactions, will be subject to termination by us or the Bank, if so directed by our Audit Committee or our Board, taking into account factors as deemed appropriate and relevant.

Ordinary Banking Relationships

Certain of our officers, directors and principal shareholders, as well as their immediate family members and affiliates, are customers of, or have or have had transactions with us in the ordinary course of business. These transactions include deposits, loans and other financial services related transactions. Related party transactions are made in the ordinary course of business, on substantially the same terms, including interest rates and collateral (where applicable), as those prevailing at the time for comparable transactions with persons not related to us, and do not involve more than normal risk of collectability or present other features unfavorable to us. Any loans we originate with officers, directors and principal shareholders, as well as their immediate family members and affiliates, are approved by our Board of Directors in accordance with the bank regulatory requirements.

As of December 31, 2022, our officers and directors as well as their immediate families and affiliated companies, taken as a group, were indebted directly and indirectly to us in the amount of $6.9 million, while deposits from this group totaled $88.1 million. As of December 31, 2022, several directors and their affiliates owned total $8.1 million of RBB's subordinated debentures and no related party loans were categorized as nonaccrual, past due, restructured or potential problem loans. We expect to continue to enter into transactions in the ordinary course of business on similar terms with our officers, directors and principal shareholders, as well as their immediate family members and affiliates.

Related Party Transactions

Other than the compensation arrangements with directors and executive officers described in “Executive Compensation” and the ordinary banking relationships described above, none of our directors, executive officers or beneficial holders of more than five percent of our capital stock, or their immediate family members or entities affiliated with them, had or will have a direct or indirect material interest, in any transactions since January 1, 2017, to which we have been a party in which the amount involved exceeded or will exceed $120,000.

Certain Transactions

Other Transactions. It is anticipated that the executive officers and directors of the Company, and the companies with which they are associated, will have banking transactions with the Bank in the ordinary course of business. It is the firm intention of the Board of Directors that any loans and commitments to loans included in such transactions will be made in accordance with applicable laws and on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons of similar creditworthiness that are not affiliated with the Bank, and in the opinion of management, these transactions do not involve more than a normal risk of collectability or present other unfavorable features. The aggregate limit that the Bank may lend to its insiders as a class is not greater than the Bank’s unimpaired capital and unimpaired surplus. As of December 31, 2022, the Bank had extensions of credit to its directors together with their associates in the aggregate totaling approximately $6.9 million representing approximately 1.11% of the Bank’s equity capital as of that date. There were no Company loans to any insider of the Company.

There were no transactions during 2022 to which the Bank was a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of the Bank’s total assets at year-end for each of the last three completed fiscal years, and in which any director (or nominee for director) of the Bank, executive officer of the Bank, any shareholder owning of record or beneficially 5% or more of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, had a direct or indirect material interest.

Indebtedness of Management. Some of the current directors and executive officers of the Company and the companies with which they are associated have been customers of, and have had banking transactions with the Bank in the ordinary course of the Bank’s business. The Bank expects to continue to have such banking transactions in the future. All loans and commitments to lend included in such transactions have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons of similar creditworthiness, and in the opinion of management of the Company, have not involved more than the normal risk of repayment or presented any other unfavorable features.

It is possible that, on the basis of sound business practices and subject to the approval of the Company's Board of Directors, the Bank may select companies owned, operated or controlled by directors to provide certain products and services to the Company. Any such purchases or transactions shall be made on reasonably competitive terms and prices and in accordance with applicable laws and regulations.

Indemnification. The Company’s Articles provide that a director of the Company will not incur any personal liability to the Company, the Bank, or its shareholders for monetary damages for certain breaches of fiduciary duty as a director. A director's liability, however, is not eliminated with respect to (i) any breach of the duty of loyalty, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) paying a dividend or approving a stock repurchase which is illegal under certain provisions of state law, or (iv) any transaction from which the director derived an improper personal benefit. The Company’s Articles and Bylaws also provide, among other things, for the indemnification of the Company’s directors, officers and agents, and authorize the Company’s Board of Directors to pay expenses incurred by, or to satisfy a judgment or fine rendered or levied against, such agents in connection with any personal legal liability incurred by the individual while acting for the Company within the scope of his or her employment (subject to certain limitations). It is the policy of the Company’s Board of Directors that the Company’s directors, officers and agents shall be indemnified to the maximum extent permitted under applicable law and the Company’s Articles and Bylaws, and management has obtained director and officer liability insurance covering all of the Company’s officers and directors.

Director Independence

Our common stock is listed on The Nasdaq Global Select Market and, as a result, we are required to comply with the rules of the Nasdaq Stock Market with respect to the independence of directors who serve on our Board of Directors and its committees. Under the rules of the Nasdaq Stock Market, independent directors must comprise a majority of our Board of Directors. The rules of the Nasdaq Stock Market, as well as those of the SEC, also impose several other requirements with respect to the independence of our directors.  Our Board of Directors has evaluated the independence of its members based upon the rules of the Nasdaq Stock Market and the SEC. Applying these standards, our Board of Directors has affirmatively determined that, with the exception of David R. Morris, our President and Chief Executive Officer (“CEO”), each of our other eleven (11) current directors and two (2) director nominees qualify as an independent director, as defined under the applicable rules.

Our Board has approved stricter independence standards for members of our Audit Committee and Nominating and Governance Committee (formerly known as our Compensation, Nominating and Governance Committee), as reflected in the charters for those committees. It was determined in March 2022 that Messrs. Peter Chang and Christopher Koo did not satisfy these stricter standards because they were involved in certain undisclosed business ventures with Mr. Simon Pang, the Company's former Executive Vice President and Chief Strategy Officer.  As such, Messrs. Chang and Koo resigned from these committees in March 2022 and Mr. Pang resigned from the Company in December 2022. The business venture involved did not have a business relationship with the Company. Subsequently, through its internal investigation, it was determined by the Board’s Nominating and Governance Committee that Mr. Chang did not satisfy the general director independence standards established by both the Nasdaq Stock Market and the Company’s applicable corporate governance charters, policies and procedures relating to Board service as a result of the business dealings between Mr. Chang and entities associated with him, on the one hand, and Mr. Pang and his family members, and entities associated with them, on the other hand. Mr. Chang resigned from the Board in October 2022.

In addition, the Board amended its Corporate Governance Guidelines to, among other things, adopt an enhanced director independence standard pursuant to which a director will be deemed to not be independent if there have been any payments or other exchanges of value between such director and any executive officer during the preceding two years, other than in connection with gifts made in accordance with the Company’s gift policy. As a result of this change, the Board determined that Mr. Koo would not be considered independent until the Spring of 2023 as a result of business dealings with Mr. Pang during 2021, which were determined by the Board to be insignificant.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered to the Company by Crowe LLP (“Crowe”) and Eide Bailly LLP (“Eide Bailly”) for the year ended December 31, 2022 and by Eide Bailly for the year ended December 31, 2021.

	For the Years Ended
	2022		2021
	Crowe	Eide Bailly	Eide Bailly
Audit Fees (1)	$1,446,463	$343,600	$474,900
Audit-Related Fees (2)	-	15,400	10,500
Tax Fees (3)	-	26,800	55,550
All Other Fees(4)	-	-	98,485
Total	$1,446,463	$385,800	$639,435

(1)
Audit Fees are related to the integrated audit of the Company's annual financial statements for the years ended December 31, 2022 and 2021, and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-Q and annual reports on Form 10-K for those years.

(2)	Audit Related Fees consist of the 401(k) audit.
(3)	Tax Fees included preparation of tax returns and tax payment planning services, as well as fees related to other tax advice, tax consulting and planning.
(4)	Other SEC filing and document preparation fees.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specified audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.

In 2022, 100% of Audit, Audit-Related and Tax Fees were pre-approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
101.INS	Inline XBRL Instance Document**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	The cover page of RBB Bancorp’s Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (contained in Exhibit 101)*

* Filed herewith

** Filed with the Original Filing

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBB BANCORP

By:	/s/ David R. Morris
David R. Morris
President and Chief Executive Officer

Date: June 13, 2023