Form 10-Q
period 2023-06-30
RBB Bancorp
filed 2023-08-08
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023 or

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

Number of shares of common stock of the registrant: 18,995,303 outstanding as of August 1, 2023.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 JUNE 30, 2023 AND DECEMBER 31, 2022

(In thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$246,325	$83,548
Interest-earning deposits in other financial institutions	600	600
Securities:
Available for sale	391,116	256,830
Held to maturity (fair value of $5,539 and $5,563 at June 30, 2023 and December 31, 2022, respectively)	5,718	5,729
Mortgage loans held for sale	555	—
Loans held for investment:
Real estate	2,994,470	3,053,864
Commercial and other	200,759	283,106
Total loans	3,195,229	3,336,970
Unaccreted discount on acquired loans	(1,016)	(1,238)
Deferred loan costs, net	1,782	717
Total loans, net of deferred loan costs and unaccreted discounts on acquired loans	3,195,995	3,336,449
Allowance for credit losses	(43,092)	(41,076)
Net loans	3,152,903	3,295,373

Premises and equipment, net	26,600	27,009
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Net deferred tax assets	16,855	16,977
Cash surrender value of bank owned life insurance (BOLI)	57,989	57,310
Goodwill	71,498	71,498
Servicing assets	8,702	9,521
Core deposit intangibles	3,246	3,718
Right-of-use assets- operating leases	28,677	25,447
Accrued interest and other assets	49,834	50,498
Total assets	$4,075,618	$3,919,058

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 JUNE 30, 2023 AND DECEMBER 31, 2022

(In thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
	2023	2022
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$585,746	$798,741
Savings, NOW and money market accounts	598,546	615,339
Time deposits $250,000 and under	1,275,476	837,369
Time deposits over $250,000	715,648	726,234
Total deposits	3,175,416	2,977,683

Reserve for unfunded commitments	798	1,157
FHLB advances	150,000	220,000
Long-term debt (net of unamortized debt issuance costs of $1,126 and $1,415 at June 30, 2023 and December 31, 2022, respectively)	173,874	173,585
Subordinated debentures	14,829	14,720
Lease liabilities - operating leases	29,915	26,523
Accrued interest and other liabilities	30,496	20,827
Total liabilities	3,575,328	3,434,495

Commitments and contingencies - Note 13

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 18,995,303 shares issued and outstanding at June 30, 2023 and 18,965,776 shares issues and outstanding at December 31, 2022	277,462	276,912
Additional paid-in capital	3,436	3,361
Retained earnings	241,725	225,883
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(22,405)	(21,665)
Total shareholders’ equity	500,290	484,563
Total liabilities and shareholders’ equity	$4,075,618	$3,919,058

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$50,810	$40,157	$100,752	$78,043
Interest on interest-earning deposits	2,112	111	2,903	282
Interest on investment securities	3,574	1,419	6,110	2,426
Dividend income on FHLB stock	259	222	524	449
Interest on federal funds sold and other	247	429	464	704
Total interest income	57,002	42,338	110,753	81,904
Interest expense:
Interest on savings deposits, now and money market accounts	2,778	844	5,074	1,562
Interest on time deposits	19,169	1,506	32,575	3,080
Interest on subordinated debentures and long-term debt	2,550	2,379	5,089	4,727
Interest on other borrowed funds	579	519	1,988	954
Total interest expense	25,076	5,248	44,726	10,323
Net interest income	31,926	37,090	66,027	71,581
Provision for credit losses	380	915	2,394	1,281
Net interest income after provision for credit losses	31,546	36,175	63,633	70,300
Noninterest income:
Service charges, fees and other	1,528	1,480	2,785	2,725
Gain on sale of loans	18	344	47	1,518
Loan servicing fees, net of amortization	606	472	1,337	904
Unrealized (loss) gain on derivatives	(3)	39	7	(194)
Increase in cash surrender value of life insurance	344	330	679	654
Gain on sale of fixed assets	—	757	—	757
	2,493	3,422	4,855	6,364
Noninterest expense:
Salaries and employee benefits	9,327	9,628	19,191	18,997
Occupancy and equipment expenses	2,430	2,174	4,828	4,380
Data processing	1,356	1,293	2,655	2,551
Legal and professional	2,872	2,254	5,885	3,260
Office expenses	350	358	725	651
Marketing and business promotion	252	501	552	808
Insurance and regulatory assessments	809	478	1,313	919
Core deposit premium	235	277	472	556
Other expenses	886	649	1,807	1,549
	18,517	17,612	37,428	33,671
Income before income taxes	15,522	21,985	31,060	42,993
Income tax expense	4,573	6,508	9,141	12,899
Net income	$10,949	$15,477	$21,919	$30,094

Net income per share
Basic	$0.58	$0.81	$1.15	$1.56
Diluted	0.58	0.80	1.15	1.54

Weighted-average common shares outstanding
Basic	18,993,483	19,066,621	18,989,686	19,221,155
Diluted	18,995,100	19,324,253	19,022,242	19,560,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$10,949	$15,477	$21,919	$30,094

Other comprehensive loss:
Unrealized loss on securities available for sale:	(3,591)	(7,810)	(1,014)	(20,367)

Related income tax effect:	1,064	2,387	274	6,276

Total other comprehensive loss	(2,527)	(5,423)	(740)	(14,091)

Total comprehensive income	$8,422	$10,054	$21,179	$16,003

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Loss	Total
Balance at March 31, 2023	18,992,903	$277,432	$3,316	$233,815	$72	$(19,878)	$494,757
Net income	—	—	—	10,949	—	—	10,949
Stock-based compensation	—	—	150	—	—	—	150
Restricted stock unit vested	2,400	30	(30)	—	—	—	—
Cash dividends on common stock ($0.16 per share)	—	—	—	(3,039)	—	—	(3,039)
Other comprehensive loss, net of taxes	—	—	—	—	—	(2,527)	(2,527)
Balance at June 30, 2023	18,995,303	$277,462	$3,436	$241,725	$72	$(22,405)	$500,290

Balance at March 31, 2022	19,247,970	$279,836	$4,392	$188,645	$72	$(10,324)	$462,621
Net income	—	—	—	15,477	—	—	15,477
Stock-based compensation	—	—	149	—	—	—	149
Restricted stock cancelled	(40,000)	—	—	—	—	—	—
Restricted stock unit vested	1,000	27	(27)	—	—	—	—
Cash dividends on common stock ($0.14 per share)	—	—	—	(2,687)	—	—	(2,687)
Stock options exercised	198,613	2,781	(321)	—	—	—	2,460
Repurchase of common stock	(525,754)	(7,548)	—	(3,546)	—	—	(11,094)
Other comprehensive loss, net of taxes	—	—	—	—	—	(5,423)	(5,423)
Balance at June 30, 2022	18,881,829	$275,096	$4,193	$197,889	$72	$(15,747)	$461,503

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Loss	Total
Balance at January 1, 2023	18,965,776	$276,912	$3,361	$225,883	$72	$(21,665)	$484,563
Net income	—	—	—	21,919	—	—	21,919
Stock-based compensation	—	—	466	—	—	—	466
Restricted stock unit vested	20,374	391	(391)	—	—	—	—
Cash dividends on common stock ($0.32 per share)	—	—	—	(6,077)	—	—	(6,077)
Stock options exercised	9,153	159	—	—	—	—	159
Other comprehensive loss, net of taxes	—	—	—	—	—	(740)	(740)
Balance at June 30, 2023	18,995,303	$277,462	$3,436	$241,725	$72	$(22,405)	$500,290

Balance at January 1, 2022	19,455,544	$282,335	$4,603	$181,329	$72	$(1,656)	$466,683
Cumulative effect of change in accounting principle related to ASC 326 (1)	—	—	—	(2,204)	—	—	(2,204)
Net income	—	—	—	30,094	—	—	30,094
Stock-based compensation	—	—	406	—	—	—	406
Restricted stock cancelled	(40,000)	—	—	—	—	—	—
Restricted stock vested	—	355	(355)	—	—	—	—
Restricted stock unit vested	1,000	27	(27)	—	—	—	—
Cash dividends on common stock ($0.28 per share)	—	—	—	(5,411)	—	—	(5,411)
Stock options exercised	224,376	3,289	(434)	—	—	—	2,855
Repurchase of common stock	(759,091)	(10,910)	—	(5,919)	—	—	(16,829)
Other comprehensive loss, net of taxes	—	—	—	—	—	(14,091)	(14,091)
Balance at June 30, 2022	18,881,829	$275,096	$4,193	$197,889	$72	$(15,747)	$461,503

(1) Represents the impact of the adoption of Accounting Standards Update ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) on January 1, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating activities
Net income	$21,919	$30,094
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization of premises and equipment	1,019	1,346
Net accretion of securities, loans, deposits, and other	(2,470)	(209)
Amortization of investment in affordable housing tax credits	564	510
Amortization of intangible assets	1,319	2,249
Amortization of right-of-use asset	2,541	2,586
Change in operating lease liabilities	(2,379)	(2,523)
Provision for credit losses	2,394	1,281
Stock-based compensation	466	406
Deferred tax benefit	395	(417)
Gain on sale of loans	(47)	(1,518)
Gain on sale of fixed assets	—	(757)
Increase in cash surrender value of life insurance	(679)	(654)
Loans originated and purchased for sale, net	(2,759)	(32,739)
Proceeds from loans sold	2,382	50,014
Other items	10,161	(4,174)
Net cash provided by operating activities	34,826	45,495
Investing activities
Securities available for sale:
Purchases	(376,015)	(315,434)
Maturities, repayments and calls	243,115	305,355
Securities held to maturity:
Maturities, repayments and calls	—	500
Purchase of other equity securities, net	(341)	(171)
Net increase of investment in qualified affordable housing projects	(71)	(3)
Net decrease (increase) in loans	140,124	(117,356)
Net cash received in connection with a branch purchase	—	71,352
Proceeds from sale of fixed assets	—	757
Purchases of premises and equipment	(589)	(1,215)
Net cash provided by (used in) investing activities	6,223	(56,215)
Financing activities
Net decrease in demand deposits and savings accounts	(229,788)	(387,475)
Net increase (decrease) in time deposits	427,434	(52,056)
Proceeds from FHLB advances	80,000	220,000
Repayments of FHLB Advances	(150,000)	(120,000)
Cash dividends paid	(6,077)	(5,411)
Common stock repurchased, net of repurchased costs	—	(16,829)
Exercise of stock options	159	2,855
Net cash provided by (used in) financing activities	121,728	(358,916)
Net increase (decrease) in cash and cash equivalents	162,777	(369,636)
Cash and cash equivalents at beginning of period	83,548	694,372
Cash and cash equivalents at end of period	$246,325	$324,736
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$41,115	$10,407
Taxes paid	2,304	15,077
Non-cash investing and financing activities:
Loans transfer to held for sale, net	132	9,800
Additions to servicing assets	28	632
Net change in unrealized holding gain on securities available for sale	(1,014)	(20,367)
Recognition of operating lease right-of-use assets	(5,771)	(6,063)
Recognition of operating lease liabilities	5,771	6,063
Acquisition:
Assets acquired, net of cash received	—	8,183
Liabilities assumed	—	81,790
Cash considerations	—	(71,040)
Goodwill	—	2,255

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

At June 30, 2023, the Company had total consolidated assets of $4.1 billion, gross consolidated loans of $3.2 billion, total consolidated deposits of $3.2 billion and total consolidated shareholders' equity of $500.3 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months and the six months ended June 30, 2023 are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2022, included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2022 and Amendment No. 1 to the Annual Report on Form 10-K/A (collectively our “2022 Annual Report”).

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate (“SOFR”). This pronouncement is applicable to all companies with contracts or hedging relationships that reference an interest rate that is expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time. For contract modifications, companies can account for the modification as a continuation of the existing contract without additional analysis. For held-to-maturity (“HTM”) debt securities, one-time sale and/or transfer to available-for-sale or trading may be made for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020. Regarding the effective date and transition: (1) companies can apply the ASU as of the beginning of the interim period that includes March 12, 2020 (e.g. January 1, 2020 for calendar year-end companies) or any date thereafter, (2) the ASU applies prospectively to contract modifications and hedging relationships, and (3) the one-time election to sell and/or transfer debt securities classified as HTM may be made at any time after March 12, 2020. The optional relief generally does not apply to contract modifications made, sales and transfers of HTM debt securities, and hedging relationships entered into or evaluated after December 31, 2022. The guidance was effective upon issuance and generally can be applied through December 31, 2022. The LIBOR termination deadline (except for the 1-week and 2-month indexes) was  June 30, 2023. No LIBOR indexed loans are being originated. The Company converted LIBOR to CME term SOFR with relevant spread adjustment as the alternative reference rate for all loans indexed under LIBOR beginning on and after July 3, 2023. Of the Company’s $3.2 billion in total gross loans as of June 30, 2023, approximately 4.7% have a LIBOR based reference rate. The Company has several issuances of LIBOR based long-term debt and subordinated debentures. Refer to Notes 9 and 10 of the Company’s consolidated financial statements included in this Quarterly Report Form 10-Q.

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

Recently issued not yet effective

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

The following table represents the assets acquired and liabilities assumed in connection with the acquisition of the BOTO Honolulu Branch as of January 14, 2022 and the fair value adjustments and amounts recorded by the Company under the acquisition method of accounting:

		Fair Value	Fair
(dollars in thousands)	Book Value	Adjustments	Value
Assets acquired
Cash and cash equivalents	$312	$—	$312
Loans, gross	7,352	38	7,390
Bank premises and equipment	12	—	12
Core deposit intangible	—	729	729
Other assets	412	(360)	52
Total assets acquired	$8,088	$407	$8,495

Liabilities assumed
Deposits	$81,673	$27	$81,700
Escrow Payable	2	—	2
Other liabilities	460	(372)	88
Total liabilities assumed	$82,135	$(345)	$81,790
Excess of assets acquired over liabilities assumed	$(74,047)	$752	$(73,295)
Cash received			71,040
Goodwill recognized			$2,255

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

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) debt securities and held to maturity (“HTM”) debt securities as of June 30, 2023 and December 31, 2022, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2023	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$9,482	$—	$(740)	$8,742
SBA agency securities	2,453	—	(238)	2,215
Mortgage-backed securities: residential	42,643	—	(6,575)	36,068
Collateralized mortgage obligations: residential	83,938	—	(13,471)	70,467
Collateralized mortgage obligations: commercial	57,405	—	(2,850)	54,555
Commercial paper	174,167	5	(18)	174,154
Corporate debt securities	40,648	5	(4,924)	35,729
Municipal securities	12,652	—	(3,466)	9,186
Total	$423,388	$10	$(32,282)	$391,116

Held to maturity
Municipal taxable securities	$1,002	$—	$(1)	$1,001
Municipal securities	4,716	—	(178)	4,538
Total	$5,718	$—	$(179)	$5,539

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,012	$—	$(517)	$4,495
SBA agency securities	2,634	—	(223)	2,411
Mortgage-backed securities: residential	44,809	—	(6,752)	38,057
Mortgage-backed securities: commercial	4,887	—	(16)	4,871
Collateralized mortgage obligations: residential	82,759	—	(12,856)	69,903
Collateralized mortgage obligations: commercial	44,591	—	(2,901)	41,690
Commercial paper	49,551	2	(16)	49,537
Corporate debt securities	41,176	1	(4,165)	37,012
Municipal securities	12,669	—	(3,815)	8,854
Total	$288,088	$3	$(31,261)	$256,830

Held to maturity
Municipal taxable securities	$1,003	$7	$(3)	$1,007
Municipal securities	4,726	—	(170)	4,556
Total	$5,729	$7	$(173)	$5,563

One security with a fair value of $69,000 and $76,000 at June 30, 2023 and December 31, 2022, respectively, was pledged to secure a local agency deposit.

There were no sales of investment securities during the three and six months ended June 30, 2023 and 2022, respectively.

Accrued interest receivable for investment debt securities at June 30, 2023 and December 31, 2022 totaled $855,000 and $810,000, respectively.

The amortized cost and fair value of the investment securities portfolio at June 30, 2023 and December 31, 2022 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
June 30, 2023
Government agency securities	$—	$—	$9,482	$8,742	$—	$—	$—	$—	$9,482	$8,742
SBA agency securities	—	—	2,453	2,215	—	—	—	—	2,453	2,215
Mortgage-backed securities: residential	—	—	12,155	10,726	20,531	17,500	9,957	7,842	42,643	36,068
Collateralized mortgage obligations: residential	—	—	10,615	9,718	69,461	57,986	3,862	2,763	83,938	70,467
Collateralized mortgage obligations: commercial	3,219	3,197	17,538	15,714	36,648	35,644	—	—	57,405	54,555
Commercial paper	174,167	174,154	—	—	—	—	—	—	174,167	174,154
Corporate debt securities	3,705	3,710	13,922	13,380	20,371	16,726	2,650	1,913	40,648	35,729
Municipal securities	—	—	—	—	—	—	12,652	9,186	12,652	9,186
Total available for sale	$181,091	$181,061	$66,165	$60,495	$147,011	$127,856	$29,121	$21,704	$423,388	$391,116

Municipal taxable securities	$500	$500	$502	$501	$—	$—	$—	$—	$1,002	$1,001
Municipal securities	—	—	—	—	1,738	1,667	2,978	2,871	4,716	4,538
Total held to maturity	$500	$500	$502	$501	$1,738	$1,667	$2,978	$2,871	$5,718	$5,539
(dollars in thousands)
December 31, 2022
Government agency securities	$—	$—	$5,012	$4,495	$—	$—	$—	$—	$5,012	$4,495
SBA agency securities	—	—	2,634	2,411	—	—	—	—	2,634	2,411
Mortgage-backed securities: residential	—	—	13,013	11,598	29,114	24,361	2,682	2,098	44,809	38,057
Mortgage-backed securities: commercial	—	—	4,887	4,871	—	—	—	—	4,887	4,871
Collateralized mortgage obligations: residential	—	—	20,687	19,646	62,072	50,257	—	—	82,759	69,903
Collateralized mortgage obligations: commercial	—	—	16,382	14,644	28,209	27,046	—	—	44,591	41,690
Commercial paper	49,551	49,537	—	—	—	—	—	—	49,551	49,537
Corporate debt securities	3,705	3,706	11,355	10,806	23,454	20,662	2,662	1,838	41,176	37,012
Municipal securities	—	—	—	—	—	—	12,669	8,854	12,669	8,854
Total available for sale	$53,256	$53,243	$73,970	$68,471	$142,849	$122,326	$18,013	$12,790	$288,088	$256,830

Municipal taxable securities	$501	$498	$502	$509	$—	$—	$—	$—	$1,003	$1,007
Municipal securities	—	—	—	—	1,739	1,692	2,987	2,864	4,726	4,556
Total held to maturity	$501	$498	$502	$509	$1,739	$1,692	$2,987	$2,864	$5,729	$5,563

The following tables show the related fair value and the gross unrealized losses of the Company's investment securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2023, and December 31, 2022:

	Less than Twelve Months		Twelve Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2023
Government agency securities	$4,661	$(141)	$4,081	$(599)	$8,742	$(740)
SBA securities	—	—	2,215	(238)	2,215	(238)
Mortgage-backed securities: residential	4,567	(269)	31,501	(6,306)	36,068	(6,575)
Collateralized mortgage obligations: residential	25,350	(1,092)	45,117	(12,379)	70,467	(13,471)
Collateralized mortgage obligations: commercial	15,082	(66)	39,473	(2,784)	54,555	(2,850)
Commercial paper	71,835	(18)	—	—	71,835	(18)
Corporate debt securities	5,428	(303)	26,591	(4,621)	32,019	(4,924)
Municipal securities	—	—	9,186	(3,466)	9,186	(3,466)
Total available for sale	$126,923	$(1,889)	$158,164	$(30,393)	$285,087	$(32,282)

Municipal taxable securities	$1,001	$(1)	$—	$—	$1,001	$(1)
Municipal securities	2,950	(84)	1,588	(94)	4,538	(178)
Total held to maturity	$3,951	$(85)	$1,588	$(94)	$5,539	$(179)

	Less than Twelve Months		Twelve Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Government agency securities	$354	$(24)	$4,141	$(493)	$4,495	$(517)
SBA securities	2,411	(223)	—	—	2,411	(223)
Mortgage-backed securities: residential	5,535	(362)	32,522	(6,390)	38,057	(6,752)
Mortgage-backed securities: commercial	4,871	(16)	—	—	4,871	(16)
Collateralized mortgage obligations: residential	27,050	(1,842)	39,815	(11,014)	66,865	(12,856)
Collateralized mortgage obligations: commercial	18,741	(790)	22,949	(2,111)	41,690	(2,901)
Commercial paper	39,624	(16)	—	—	39,624	(16)
Corporate debt securities	22,977	(1,843)	10,330	(2,322)	33,307	(4,165)
Municipal securities	—	—	8,854	(3,815)	8,854	(3,815)
Total available for sale	$121,563	$(5,116)	$118,611	$(26,145)	$240,174	$(31,261)

Municipal taxable securities	$498	$(3)	$—	$—	$498	$(3)
Municipal securities	4,556	(170)	—	—	4,556	(170)
Total held to maturity	$5,054	$(173)	$—	$—	$5,054	$(173)

The securities that were in an unrealized loss position at June 30, 2023 and December 31, 2022, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. The allowance for credit losses on HTM securities was immaterial at June 30, 2023 and  December 31, 2022.

The Company concluded that the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company's knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell securities that have declined below their cost before their anticipated recovery. Accordingly, no allowance for credit losses was recorded as of June 30, 2023 and December 31, 2022, against AFS securities, and there was no provision for credit losses recognized for the six months ended June 30, 2023 and the year ended December 31, 2022.

Equity Securities - The Company has several Community Reinvestment Act ("CRA") equity investments. The Company recorded no gain nor loss for the three and six months ended June 30, 2023 and June 30, 2022. CRA equity securities were $22.2 million as of June 30, 2023 and December 31, 2022.

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

The types of loans in the Company's consolidated balance sheets as of June 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	June 30, 2023	December 31, 2022
Loans:(1)
Real Estate:
Construction and land development	$256,916	$276,876
Commercial real estate (2)	1,183,396	1,312,132
Single-family residential mortgages	1,554,713	1,464,108
Commercial:
Commercial and industrial	131,456	201,223
SBA	53,459	61,411
Other:
Other loans	16,055	20,699
Total loans (1)	$3,195,995	$3,336,449
Allowance for credit losses	(43,092)	(41,076)
Total loans, net	$3,152,903	$3,295,373

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

The Company uses both internal and external qualitative factors within the CECL model: lending policies, procedures, and strategies; economic conditions; changes in nature and volume of the portfolio; credit staffing and administration experience; problem loan trends; loan review results; collateral values; concentrations; and regulatory and business environment. During the second quarter of 2023, the Company recorded an increase of $600,000 to allowance for credit losses and a decrease of $219,000 to allowance for unfunded commitments compared to an increase of $915,000 to allowance for credit losses and a decrease of $117,000 to allowance for unfunded commitments during the second quarter of 2022.

The following tables present the balance and activity related to the allowance for credit losses for held for investment loans by type for the periods presented.

	For the Three Months Ended June 30,
	2023				2022
(dollars in thousands)	Real Estate	Commercial	Other	Total	Real Estate	Commercial	Other	Total
Allowance for credit losses:
Beginning balance	$40,255	$2,173	$643	$43,071	$30,634	$3,196	$1,597	$35,427
Provisions	1,013	(378)	(34)	601	1,471	(550)	(6)	915
Charge-offs	(399)	(62)	(153)	(614)	—	—	(55)	(55)
Recoveries	—	—	34	34	—	—	2	2
Ending allowance balance	$40,869	$1,733	$490	$43,092	$32,105	$2,646	$1,538	$36,289

	For the Six Months Ended June 30,
	2023				2022
(dollars in thousands)	Real Estate	Commercial	Other	Total	Real Estate	Commercial	Other	Total
Allowance for credit losses:
Beginning balance	$37,935	$2,425	$716	$41,076	$28,592	$3,793	$527	$32,912
ASU 2016-13 Transition Adjustment	—	—	—	—	1,612	(604)	1,127	2,135
Adjusted beginning balance	$37,935	$2,425	$716	$41,076	$30,204	$3,189	$1,654	$35,047
Provisions	3,426	(631)	(42)	2,753	1,901	(603)	(17)	1,281
Charge-offs	(492)	(62)	(221)	(775)	—	—	(102)	(102)
Recoveries	—	1	37	38	—	60	3	63
Ending allowance balance	$40,869	$1,733	$490	$43,092	$32,105	$2,646	$1,538	$36,289

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

The following table summarizes the Company's loans held for investment as of June 30, 2023 and December 31, 2022 by loan portfolio segments, risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from the term loans by vintage year columns.

(dollars in thousands)	Term Loan by Vintage
June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:
Construction and land development
Pass	$188,661	$32,396	$19,859	$3,919	$197	$37	$—	$—	$245,069
Special mention	—	—	11,706	—	—	—	—	—	11,706
Substandard	—	—	—	—	—	141	—	—	141
Doubtful	—	—	—	—	—	—	—	—	—
Total	$188,661	$32,396	$31,565	$3,919	$197	$178	$—	$—	$256,916
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$45,692	$433,040	$198,804	$181,946	$100,058	$173,308	$—	$—	$1,132,848
Special mention	—	—	—	—	6,073	—	—	—	6,073
Substandard	305	11,909	—	11,588	2,311	18,362	—	—	44,475
Doubtful	—	—	—	—	—	—	—	—	—
Total	$45,997	$444,949	$198,804	$193,534	$108,442	$191,670	$—	$—	$1,183,396
YTD period charge-offs	$—	$—	$—	$(399)	$—	$—	$—	$—	$(399)
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$(399)	$—	$—	$—	$—	$(399)
Single-family residential mortgages
Pass	$162,798	$615,202	$246,503	$128,947	$90,828	$287,402	$2,223	$—	$1,533,903
Special mention	—	—	—	—	—	3,882	—	—	3,882
Substandard	—	—	—	5,470	—	11,366	92	—	16,928
Doubtful	—	—	—	—	—	—	—	—	—
Total	$162,798	$615,202	$246,503	$134,417	$90,828	$302,650	$2,315	$—	$1,554,713
YTD period charge-offs	$—	$—	$—	$(93)	$—	$—	$—	$—	$(93)
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$(93)	$—	$—	$—	$—	$(93)
Commercial:
Commercial and industrial									—
Pass	$143	$3,626	$6,822	$3,889	$2,974	$4,972	$99,072	$—	$121,498
Special mention	—	—	—	—	—	2,160	—	—	2,160
Substandard	—	—	—	1,456	12	258	6,065	—	7,791
Doubtful	—	—	—	—	—	—	7	—	7
Total	$143	$3,626	$6,822	$5,345	$2,986	$7,390	$105,144	$—	$131,456
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA
Pass	$1,579	$11,101	$10,438	$6,176	$4,622	$14,665	$—	$—	$48,581
Special mention	—	—	329	—	—	—	—	—	329
Substandard	—	—	—	—	86	4,463	—	—	4,549
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,579	$11,101	$10,767	$6,176	$4,708	$19,128	$—	$—	$53,459
YTD period charge-offs	$—	$—	$—	$—	$—	$(62)	$—	$—	$(62)
YTD period recoveries	—	—	—	—	—	1	—	—	1
Net	$—	$—	$—	$—	$—	$(61)	$—	$—	$(61)
Other:
Pass	$225	$3,282	$11,217	$1,073	$56	$2	$19	$—	$15,874
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	120	61	—	—	—	—	—	181
Doubtful	—	—	—	—	—	—	—	—	—
Total	$225	$3,402	$11,278	$1,073	$56	$2	$19	$—	$16,055
YTD period charge-offs	$—	$(79)	$(132)	$(10)	$—	$—	$—	$—	$(221)
YTD period recoveries	—	—	36	1	—	—	—	—	37
Net	$—	$(79)	$(96)	$(9)	$—	$—	$—	$—	$(184)
Total by risk rating:
Pass	$399,098	$1,098,647	$493,643	$325,950	$198,735	$480,386	$101,314	$—	$3,097,773
Special mention	—	—	12,035	—	6,073	6,042	—	—	24,150
Substandard	305	12,029	61	18,514	2,409	34,590	6,157	—	74,065
Doubtful	—	—	—	—	—	—	7	—	7
Total loans	$399,403	$1,110,676	$505,739	$344,464	$207,217	$521,018	$107,478	$—	$3,195,995
Net charge-offs	$—	$(79)	$(96)	$(501)	$—	$(61)	$—	$—	$(737)

(dollars in thousands)	Term Loan by Vintage
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:
Construction and land development
Pass	$125,216	$52,262	$99,016	$201	$—	$40	$—	$—	$276,735
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	141	—	—	141
Doubtful	—	—	—	—	—	—	—	—	—
Total	$125,216	$52,262	$99,016	$201	$—	$181	$—	$—	$276,876
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$479,304	$293,058	$195,051	$110,442	$73,013	$117,068	$—	$—	$1,267,936
Special mention	—	—	9,280	—	—	—	—	—	9,280
Substandard	287	—	8,652	2,329	222	23,426	—	—	34,916
Doubtful	—	—	—	—	—	—	—	—	—
Total	$479,591	$293,058	$212,983	$112,771	$73,235	$140,494	$—	$—	$1,312,132
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Single-family residential mortgages
Pass	$637,893	$255,529	$137,964	$96,355	$134,415	$182,893	$2,992	$—	$1,448,041
Special mention	—	—	—	—	3,925	—	—	—	3,925
Substandard	—	—	3,954	—	7,631	452	105	—	12,142
Doubtful	—	—	—	—	—	—	—	—	—
Total	$637,893	$255,529	$141,918	$96,355	$145,971	$183,345	$3,097	$—	$1,464,108
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial:
Commercial and industrial									—
Pass	$8,038	$7,513	$4,448	$3,470	$1,016	$8,827	$129,483	$86	$162,881
Special mention	—	5,987	—	—	1,638	17,805	3,577	—	29,007
Substandard	—	—	1,600	16	—	339	7,380	—	9,335
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,038	$13,500	$6,048	$3,486	$2,654	$26,971	$140,440	$86	$201,223
YTD period charge-offs	$—	$—	$—	$(5)	$—	$—	$—	$—	$(5)
YTD period recoveries	—	—	—	—	—	2	—	—	2
Net	$—	$—	$—	$(5)	$—	$2	$—	$—	$(3)
SBA
Pass	$14,922	$10,664	$6,496	$4,688	$2,579	$16,793	$—	$—	$56,142
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	91	1,017	4,161	—	—	5,269
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,922	$10,664	$6,496	$4,779	$3,596	$20,954	$—	$—	$61,411
YTD period charge-offs	$—	$—	$—	$—	$—	$(14)	$—	$—	$(14)
YTD period recoveries	—	—	—	—	—	227	—	—	227
Net	$—	$—	$—	$—	$—	$213	$—	$—	$213
Other:
Pass	$4,224	$14,684	$1,505	$90	$7	$—	$26	$—	$20,536
Special mention	—	—	—	—	—	—	—	—	—
Substandard	105	48	10	—	—	—	—	—	163
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,329	$14,732	$1,515	$90	$7	$—	$26	$—	$20,699
YTD period charge-offs	$—	$(237)	$—	$—	$—	$—	$—	$—	$(237)
YTD period recoveries	—	27	2	—	—	—	—	—	29
Net	$—	$(210)	$2	$—	$—	$—	$—	$—	$(208)
Total by risk rating:
Pass	$1,269,597	$633,710	$444,480	$215,246	$211,030	$325,621	$132,501	$86	$3,232,271
Special mention	—	5,987	9,280	—	5,563	17,805	3,577	—	42,212
Substandard	392	48	14,216	2,436	8,870	28,519	7,485	—	61,966
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$1,269,989	$639,745	$467,976	$217,682	$225,463	$371,945	$143,563	$86	$3,336,449
Net (charge-offs)/recoveries	$—	$(210)	$2	$(5)	$—	$215	$—	$—	$2

The following tables present the aging of the recorded investment in past due loans at June 30, 2023 and December 31, 2022 by class of loans. Past due loans presented in tables below also include non-accrual loans.

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
June 30, 2023	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$141	$141	$256,775	$256,916	$141
Commercial real estate	9,118	—	11,909	21,027	1,162,369	1,183,396	22,357
Single-family residential mortgages	6,294	1,448	10,905	18,647	1,536,066	1,554,713	16,517
Commercial:
Commercial and industrial	333	69	7	409	131,047	131,456	610
SBA	—	800	1,148	1,948	51,511	53,459	1,948
Other:	167	54	—	221	15,834	16,055	36
	$15,912	$2,371	$24,110	$42,393	$3,153,602	$3,195,995	$41,609
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$555	$555	$—

(1)	Included in total loans.

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
December 31, 2022	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$141	$141	$276,735	$276,876	$141
Commercial real estate	558	240	1,191	1,989	1,310,143	1,312,132	13,189
Single-family residential mortgages	12,764	2,555	4,100	19,419	1,444,689	1,464,108	5,936
Commercial:
Commercial and industrial	—	545	7	552	200,671	201,223	713
SBA	150	1,017	1,228	2,395	59,016	61,411	2,245
Other:	154	76	99	329	20,370	20,699	99
	$13,626	$4,433	$6,766	$24,825	$3,311,624	$3,336,449	$22,323

(1)	Included in total loans.

The Company has no loans that are 90 days or more past due and still accruing at June 30, 2023 and December 31, 2022.

The following table presents the loans on nonaccrual status as of June 30, 2023 and December 31, 2022:

	Nonaccrual
	With No
(dollars in thousands)	Allowance
June 30, 2023	for Credit Loss	Nonaccrual
Real estate:
Construction and land development	$141	$141
Commercial real estate	22,357	22,357
Single-family residential mortgages	16,517	16,517
Commercial:
Commercial and industrial	610	610
SBA	1,948	1,948
Other:	29	36
Total	$41,602	$41,609

	Nonaccrual
	With No
(dollars in thousands)	Allowance
December 31, 2022	for Credit Loss	Nonaccrual
Real estate:
Construction and land development	$141	$141
Commercial real estate	1,191	13,189
Single-family residential mortgages	5,936	5,936
Commercial:
Commercial and industrial	713	713
SBA	2,245	2,245
Other:	51	99
Total	$10,277	$22,323

No interest income on non-accrual loans was recognized on a cash basis for the three or six months ended June 30, 2023 and 2022. We recognized interest income on modified loans of $21,000 and $39,000 during the three months ended June 30, 2023 and 2022, respectively. We recognized interest income on modified loans of $44,000 and $85,000 during the six months ended June 30, 2023 and 2022, respectively.

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, or interest rate reduction. The Company may provide multiple types of concessions on one loan. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

There were no loans that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2023 and the year ended December 31, 2022. At June 30, 2023, the amortized cost basis of modified loans was a commercial loan of $253,000 for term extension in 2020. This loan that was modified had no payment default for the six months ended June 30, 2023 and during the year ended December 31, 2022, and was current without past due at June 30, 2023. During the second quarter of 2023, a commercial real estate loan that was modified for interest reduction back in 2017 was paid off.

There were no commitments to lend additional amounts at June 30, 2023 and December 31, 2022 to customers with outstanding modified loans. There were no non-accrual loans that were modified during the past twelve months that had payment defaults during the periods.

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets. The principal balances at June 30, 2023 and December 31, 2022 were as follows:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Loans serviced for others:
Mortgage loans	$1,063,541	$1,127,668
SBA loans	104,885	119,893
Commercial real estate loans	3,952	3,991
Construction loans	4,110	3,677

The fair value of servicing assets for mortgage loans was $17.1 million and $18.3 million at June 30, 2023 and December 31, 2022, respectively. The fair value of servicing assets for SBA loans was $3.0 million and $3.5 million at June 30, 2023 and December 31, 2022, respectively. Estimates of the loan servicing asset fair value are derived through a discounted cash flow analysis. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography. The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place. The analysis accounts for recent transactions, and supply and demand within the market.

Servicing fees net of servicing asset amortization totaled $606,000 and $472,000 for the three months ended June 30, 2023 and 2022, respectively, and $1.3 million and $904,000 for the six months ended June 30, 2023 and 2022, respectively.

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

	Three Months Ended
	June 30, 2023		June 30, 2022
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$7,118	$2,041	$8,264	$2,784
Additions	18	—	148	21
Disposals	(105)	(122)	(173)	(221)
Amortized to expense	(175)	(73)	(273)	(94)
End of period	$6,856	$1,846	$7,966	$2,490

	Six Months Ended
	June 30, 2023		June 30, 2022
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$7,354	$2,167	$8,748	$2,769
Additions	27	1	448	184
Disposals	(173)	(171)	(564)	(272)
Amortized to expense	(352)	(151)	(666)	(191)
End of period	$6,856	$1,846	$7,966	$2,490

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions are tested for impairment at least annually. Goodwill amounted to $71.5 million at both June 30, 2023 and  December 31, 2022, and is the only intangible asset with an indefinite life on the Company's balance sheet. The Company reviewed macroeconomic conditions, the Company's market capitalization as a result of the recent banking industry market disruptions, and the financial performance of the Company and concluded that goodwill was not impaired as of June 30, 2023.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank and branch acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. The unamortized balance at June 30, 2023 and December 31, 2022 was $3.2 million and $3.7 million, respectively. CDI amortization expense was $236,000 and $277,000 for the three months ended June 30, 2023 and 2022, respectively, and $472,000 and $556,000 for the six months ended June 30, 2023 and 2022, respectively.

Estimated CDI amortization expense for future years is as follows:

(dollars in thousands)
As of June 30, 2023:
Remainder of 2023	$450
2024	784
2025	672
2026	501
2027	417
Thereafter	422
Total	$3,246

NOTE 8 - DEPOSITS

At June 30, 2023, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	$250,000 and under	Greater than $250,000	Total
One year	$1,260,625	$712,820	$1,973,445
Two to three years	13,782	2,528	16,310
Over three years	1,069	300	1,369
Total	$1,275,476	$715,648	$1,991,124

Brokered time deposits were $370.0 million and $255.0 million at June 30, 2023 and December 31, 2022, respectively.

NOTE 9 - LONG-TERM DEBT

In  November 2018, the Company issued $55 million of 6.18% fixed-to-floating rate subordinated debentures, due  December 1, 2028. The interest rate is fixed through  December 1, 2023 and floats at three-month LIBOR plus 315 basis points thereafter. The Company can redeem these subordinated debentures beginning  December 1, 2023. The subordinated debentures are considered Tier 2 capital at the Company. The Company contributed $25 million to the Bank as Tier 1 capital.

In March 2021, the Company issued $120 million of 4.00% fixed-to-floating rate subordinated debentures, due April 1, 2031. The interest rate is fixed through April 1, 2026 and floats at three month SOFR plus 329 basis points thereafter. The Company can redeem these subordinated debentures beginning April 1, 2026. The subordinated debentures are considered Tier 2 capital at the Company.

At June 30, 2023 and December 31, 2022, long-term debt was as follows:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Principal	Unamortized debt issuance costs	Principal	Unamortized debt issuance costs
6.18% subordinated debentures, due December 1, 2028	$55,000	$82	$55,000	$180
4.00% subordinated debentures, due April 1, 2031	120,000	1,044	120,000	1,235
Total	$175,000	$1,126	$175,000	$1,415

The following table presents interest and amortization expense the Company incurred for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Interest Expense:
Interest	$2,050	$2,050	$4,100	$4,100
Amortization	145	145	289	289

The United Kingdom's Financial Conduct Authority and Intercontinental Exchange Benchmark Administration ceased publishing LIBOR rates at June 30, 2023. After the LIBOR replacement date of June 30, 2023, the Company selected CME term SOFR with relevant spread adjustment as the alternative reference rate to replace LIBOR on and after July 3, 2023, with respect to the Company’s subordinated notes and subordinated debentures.

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of Tomato Bank and its holding company, TFC Holding Company (“TFC”) in 2016, acquired TFC Statutory Trust (the “TFC Trust”). TFC Trust conducted a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC issued $5 million of subordinated debentures to TFC Trust in exchange for ownership of all of the common securities of the Trust and the proceeds of the preferred securities sold by TFC Trust. The Company is not considered the primary beneficiary of the TFC Trust (variable interest entity), therefore the TFC Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition, which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security. The Company also purchased an investment in the common stock of the TFC Trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Federal Reserve on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to three-month LIBOR plus 1.65%, which was 7.20% as of June 30, 2023 and 6.42% at December 31, 2022.

In October 2018, the Company, through the acquisition of First American International Corp. (“FAIC”), acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. The FAIC Trust issued 7,000 units of thirty-year fixed-to-floating rate capital securities with an aggregate liquidation amount of $7 million to an independent investor, and FAIC issued $7.2 million of subordinated debentures to the FAIC Trust for all of its common securities, amounting to $217,000, which is included in other assets. There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to three-month LIBOR plus 2.25% through final maturity on December 15, 2034. The rate at June 30, 2023 was 7.80% and 7.02% at December 31, 2022.

In January 2020, the Company, through the acquisition of PGB Holdings, Inc., acquired Pacific Global Bank Trust I (“PGBH Trust”), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed to floating rate capital securities with an aggregate liquidation amount of $5 million and 155 common securities with an aggregate liquidation amount of $155,000. PGBH issued $5.2 million of subordinated debentures to PGBH Trust in exchange for ownership of all the common securities of PGBH Trust. There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at June 30, 2023 was 7.65% and 6.87% at December 31, 2022.

The Company paid interest expense of $301,000 and $130,000 for three months ended June 30, 2023 and 2022, respectively, and $591,000 and $229,000 for the six months ended June 30, 2023 and 2022, respectively, on the subordinated debentures. The amount of amortization expense was $55,000 for both three months ended June 30, 2023 and 2022, and $109,000 for both six months ended June 30, 2023 and 2022.

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

The United Kingdom's Financial Conduct Authority and Intercontinental Exchange Benchmark Administration ceased publishing LIBOR rates at June 30, 2023. After the LIBOR replacement date of June 30, 2023, the Company selected CME term SOFR with relevant spread adjustment as the alternative reference rate to replace LIBOR on and after July 3, 2023, with respect to the Company’s subordinated notes and subordinated debentures.

NOTE 11 - BORROWING ARRANGEMENTS

The Company has established secured and unsecured lines of credit. The Company may borrow funds from time to time on a term or overnight basis from the Federal Home Loan Bank of San Francisco ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB") and other financial institutions as indicated below.

Federal Funds Arrangements with Commercial Banks. At June 30, 2023, the Company may borrow on an unsecured basis, up to $92.0 million from other financial institutions.

Letter of Credit Arrangements. At June 30, 2023, the Company had an unsecured commercial letter of credit line with another financial institution for $2.0 million.

FRB Secured Line of Credit. The secured borrowing capacity with the FRB of $40.8 million at June 30, 2023 is collateralized by loans pledged with a carrying value of $63.7 million.

FHLB Secured Line of Credit and Advances. The secured borrowing capacity with the FHLB of $1.1 billion at June 30, 2023 is pledged by residential and commercial loans with a carrying value of $1.5 billion. At June 30, 2023, the Company had no overnight advances and long-term (five year original term) advances of $150.0 million at a weighted average rate of 1.18% with the FHLB. The Company paid interest expenses of $579,000 and $518,000 on such FHLB advances for the three months ended June 30, 2023 and 2022, respectively, and $2.0 million and $954,000 on such FHLB advances for the six months ended June 30, 2023 and 2022, respectively. There were no other borrowing arrangements other than FHLB advances as of June 30, 2023 and at December 31, 2022. On May 3, 2023, the FHLB issued a letter of credit of $30.0 million on behalf of the Bank for a certificate of deposit of $30.0 million from the State of California. Expiration date on the letter of credit will be at August 31, 2023 upon maturity of the certificate of deposit.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the three months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $4.6 million and $6.5 million, respectively, reflecting an effective tax rate of 29.5% and 29.6% for the three months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $9.1 million and $12.9 million, respectively, reflecting an effective tax rate of 29.4% and 30.0% for the six months ended June 30, 2023 and 2022, respectively. The Company recognized a tax benefit from stock option exercises of zero and $279,000 for the three months ended June 30, 2023 and 2022, respectively, and $5,000 and $302,000 for the six months ended June 30, 2023 and 2022, respectively.

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

At June 30, 2023 and December 31, 2022, the Company had the following financial commitments whose contractual amount represents credit risk:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Commitments to make loans	$101,374	$129,821
Unused lines of credit	133,799	211,044
Commercial and similar letters of credit	3,271	2,021
Standby letters of credit	2,887	2,638
Total	$241,331	$345,524

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

The Company records a liability for lifetime expected losses on off-balance-sheet credit exposure that do not fit the definition of unconditionally cancelable in accordance with ASC 326. The Company uses the loss rate and exposure of default framework to estimate a reserve for unfunded commitments. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default. The off-balance sheet commitment allowance was $798,000 and $1.2 million as of June 30, 2023 and December 31, 2022, respectively. The benefit for off-balance sheet commitment expenses was $219,000 and $117,000 for the three months ended June 30, 2023 and 2022, respectively, and $359,000 and $134,000 for the six months ended June 30, 2023 and 2022.

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

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space, and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate at lease when it is reasonably certain that the Company will exercise those options. The Company's measurement of the ROU assets and operating lease liabilities does not include payments associated with the option to extend or terminate the lease. The ROU lease assets also include any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company did not possess any leases that have variable lease payments or residual value guarantees as of June 30, 2023.

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

Future minimum rent payments on the Company’s leases were as follows at June 30, 2023:

(dollars in thousands)
As of June 30, 2023:
2023 remaining	$2,231
2024	4,614
2025	4,479
2026	4,588
2027	4,507
Thereafter	12,586
Total	$33,005
Less amount of payment representing interest	(3,090)
Total present value of lease payments	$29,915

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.4 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively, and $2.8 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively. The Company received rental income of $141,000 and $135,000 for the three months ended June 30, 2023 and 2022, respectively, and $281,000 and $270,000 for the six months ended June 30, 2023 and 2022, respectively.

The following table presents the operating lease related assets and liabilities recorded on the Company's consolidated balance sheet, and the weighted-average remaining lease terms and discount rates as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Operating Leases
ROU assets	$28,677	$25,447
Lease liabilities	29,915	26,523

Weighted-average remaining lease term (in years)	7.88	7.91
Weighted-average discount rate	2.70%	2.19%

NOTE 15 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	For the six months ended	For the year ended
	June 30,	December 31,
(dollars in thousands)	2023	2022
Beginning balance	$6,869	$8,441
Repayments	—	(1,572)
Balance re-categorized to non-related party	(6,869)	—
Ending balance	$—	$6,869

Outstanding loan commitments to executive officers, directors and their related interests with whom they are associated were none and $1.6 million at June 30, 2023 and  December 31, 2022, respectively.

Deposits from principal officers, directors, and their affiliates at June 30, 2023 and December 31, 2022 were $22.3 million and $88.1 million, respectively.

Certain directors and their affiliates own $6.0 million of RBB's subordinated debentures as of June 30, 2023.

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

Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan

The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the "Amended OSIP") was approved by the Company’s board of directors in January 2019. In May 2022, the Amended OSIP was approved by the Company's shareholders to allow for the granting of restricted stock units. The Amended OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the Amended OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the Amended OSIP, or 3,848,341 shares. As of June 30, 2023, there were 1,018,673 shares of common stock available for issuance under the Amended OSIP. This represents 5.4% of the issued and outstanding shares of the Company’s common stock as of June 30, 2023. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The Amended OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The Amended OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

The recorded compensation expense for stock options was $66,000 and $71,000 and the Company recognized income tax benefit of zero and $279,000 for the three months ended June 30, 2023 and 2022, respectively. The recorded compensation expense for stock options was $130,000 and $156,000 and the Company recognized income tax benefit of $5,000 and $302,000 for the six months ended June 30, 2023 and 2022, respectively. Unrecognized stock-based compensation expense related to options was $434,000 and $403,000 as of June 30, 2023 and 2022, respectively. Unrecognized stock-based compensation expense related to options will be recognized over a weighted-average period of 1.4 years as of June 30, 2023.

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

The expected volatility is based on the historical volatility of the Company's stock trading history. The expected term is based on historical data and represents the estimated average period of time that the options remain outstanding. The risk free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds over the expected term of the options.

A summary of the status of option awards pursuant to the Company's stock option plans as of June 30, 2023 and changes during the six months ended June 30, 2023 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for share amounts)	Shares	Price	Term in years	Value
Outstanding at beginning of year	454,610	$16.97
Granted	30,000	19.87
Exercised	(9,153)	17.38
Forfeited/cancelled	(37,304)	11.15
Outstanding at end of period	438,153	$17.66	4.64	$—

Options exercisable	330,482	$17.13	3.30	$—

As of December 31, 2022, the number of unvested stock options was 127,005 with a weighted-average grant date fair value of $4.69. During six months ended June 30, 2023, there were 30,000 unvested stock options granted with a weighted-average grant date stock price of $19.87 and 44,334 stock options vested with a weighted average grant date stock price of $18.72. During the six months ended June 30, 2023, there were a total of 5,000 stock options exercised with weighted average grant date stock price of $17.74 and no unvested stock options were forfeited.

The total fair value of the 44,334 shares and 51,495 shares vested during the six months ended June 30, 2023 and 2022, was $529,000 and $1.1 million, respectively. The number of unvested stock options was 107,671 and 118,005 with a weighted-average grant date fair value of $5.08 and $4.36 as of June 30, 2023 and 2022, respectively.

No stock options were exercised during three months ended June 30, 2023 and cash received from the exercise of 198,613 stock options was $2.5 million for the three months ended June 30, 2022. The intrinsic value of options exercised was $1.7 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, cash received from the exercise of 9,153 stock options was $159,000, and for the six months ended June 30, 2022, cash received from the exercise of 224,376 stock options was $2.9 million. The intrinsic value of options exercised was $25,000 and $1.9 million for the six months ended June 30, 2023 and 2022, respectively.

The Company did not grant restricted stock in 2023 or 2022. As of June 30, 2023, there were no outstanding restricted stock awards.

The recorded compensation expense for restricted stock was zero and $6,000 for the three months ended June 30, 2023 and 2022, respectively, and zero and $95,000 for the six months ended June 30, 2023 and 2022, respectively. Unrecognized stock-based compensation expense related to restricted stock was both zero as of June 30, 2023 and 2022.

The Company granted 32,248 restricted stock units at a closing price of $20.46 on January 18, 2023 to its directors and executive officers. These restricted stock units are scheduled to vest over a one year period for shares granted to directors and a three year period for shares granted to executive officers from the grant date. As of June 30, 2023, there were 26,660 remaining unvested restricted stock units.

The recorded compensation expense for restricted stock units was $84,000 and $72,000 for the three months ended June 30, 2023 and 2022, respectively, and $335,000 and $155,000 for the six months ended June 30, 2023 and 2022, respectively. Unrecognized stock-based compensation expense related to restricted stock units was $506,000 and $522,000 as of June 30, 2023 and 2022, respectively. As of June 30, 2023, unrecognized stock-based compensation expense related to restricted stock units is expected to be recognized over the next 1.6 years.

The following table presents restricted stock unit activity during the six months ended June 30, 2023.

		Weighted-Average
		Grant Date
(dollars in thousands, except for share amounts)	Shares	Fair Value
Outstanding at beginning of year	14,786	$27.16
Granted	32,248	20.46
Vested	(20,374)	23.35
Forfeited/cancelled	—	—
Outstanding at end of period	26,660	$21.97

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes that at June 30, 2023 and December 31, 2022, RBB and the Bank satisfied all capital adequacy requirements to which they were subject.

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

As defined in applicable regulations and set forth in the tables below, RBB and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the "well capitalized" standards at the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of June 30, 2023:
Tier 1 Leverage Ratio
Consolidated	$463,684	11.60%	$159,926	4.0%	$199,907	5.0%
Bank	550,777	13.79%	159,803	4.0%	199,753	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$448,855	16.91%	$119,476	4.5%	$172,577	6.5%
Bank	550,777	20.77%	119,344	4.5%	172,385	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$463,684	17.46%	$159,302	6.0%	$212,402	8.0%
Bank	550,777	20.77%	159,125	6.0%	212,166	8.0%
Total Risk-Based Capital Ratio
Consolidated	$670,878	25.27%	$212,402	8.0%	$265,503	10.0%
Bank	584,061	22.02%	212,166	8.0%	265,208	10.0%

(1) These ratios are exclusive of the capital conservation buffer.

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2022:
Tier 1 Leverage Ratio
Consolidated	$446,776	11.67%	$153,116	4.0%	$191,395	5.0%
Bank	569,071	14.89%	152,900	4.0%	191,124	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$432,056	16.03%	$121,291	4.5%	$175,199	6.5%
Bank	569,071	21.14%	121,110	4.5%	174,937	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$446,776	16.58%	$161,722	6.0%	$215,629	8.0%
Bank	569,071	21.14%	161,481	6.0%	215,307	8.0%
Total Risk-Based Capital Ratio
Consolidated	$654,159	24.27%	$215,629	8.0%	$269,537	10.0%
Bank	602,819	22.40%	215,307	8.0%	269,134	10.0%

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

NOTE 18 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Collateral-dependent individually evaluated loans: Collateral-dependent individually evaluated loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable. There was one collateral-dependent loan that was individually evaluated and with a write down of $399,000 to the fair value as of June 30, 2023. There was no collateral-dependent loan that was individually evaluated and written down to the fair value as of December 31, 2022.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at June 30, 2023 and December 31, 2022:

(dollars in thousands)	Fair Value Measurements Using:
June 30, 2023	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$8,742	$—	$8,742
SBA agency securities	—	2,215	—	2,215
Mortgage-backed securities	—	36,068	—	36,068
Collateralized mortgage obligations	—	125,022	—	125,022
Commercial paper	—	174,154	—	174,154
Corporate debt securities	—	35,729	—	35,729
Municipal securities	—	9,186	—	9,186
Interest Rate Lock Contracts	—	—	30	30
Forward Mortgage Loan Sale Contracts	—	—	(5)	(5)
	$—	$391,116	$25	$391,141
On a non-recurring basis:
Other real estate owned	$—	$—	$577	$577

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$4,495	$—	$4,495
SBA agency securities	—	2,411	—	2,411
Mortgage-backed securities	—	42,928	—	42,928
Collateralized mortgage obligations	—	111,593	—	111,593
Commercial paper	—	49,537	—	49,537
Corporate debt securities	—	37,012	—	37,012
Municipal securities	—	8,854	—	8,854
Forward Mortgage Loan Sale Contracts	—	—	18	18
	$—	$256,830	$18	$256,848
On a non-recurring basis:
Other real estate owned	$—	$—	$577	$577

No write-downs to OREO were recorded for the six months ended June 30, 2023 or for the year ended December 31, 2022.

Quantitative information about the Company's OREO non-recurring Level 3 fair value measurements at June 30, 2023 and December 31, 2022 is as follows:

OREO consisted of two single-family residences with a fair value of $577,000 as of June 30, 2023 and December 31, 2022. OREO was evaluated by third party appraisals with unobservable input of management adjustment in the range of 5%-6% to reflect current conditions and selling costs.

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

Quantitative information about the Company's recurring Level 3 fair value measurements as of June 30, 2023 and December 31, 2022 is as follows:

At December 31, 2022, fair value for IRLCs and FMLSCs totaled $18,000. All IRLCs and FMLSCs at December 31, 2022 were funded and sold to Fannie Mae in the first three months of 2023. Changes in fair value were $7,000 in 2023. Fair value for IRLCs and FMLSCs totaled $25,000 at June 30, 2023.

The fair value measurements of IRLCs and FMLSCs were primarily based on the buy price from borrowers ranging from 98 to 100, the sale price to Fannie Mae ranging from 98 to 102, and the significant unobservable inputs using margin cost rate of ranging from 0.50% to 1.00%.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at June 30, 2023 and December 31, 2022 are summarized as follows:

		June 30, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$246,325	$246,325	$83,548	$83,548
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	391,116	391,116	256,830	256,830
Investment securities - HTM	Level 2	5,718	5,539	5,729	5,563
Mortgage loans held for sale	Level 1	555	562	—	—
Loans, net	Level 3	3,152,903	3,088,897	3,295,373	3,251,464
Equity securities	Level 3	22,249	22,249	22,238	22,238
Servicing assets	Level 3	8,702	20,027	9,521	21,712
Accrued Interest Receivable	Level 1/2/3	14,799	14,799	14,536	14,536

		Carrying	Fair	Carrying	Fair
Derivative assets:		Value	Value	Value	Value
Interest Rate Lock Contracts	Level 3	$4,423	$30	$—	$—
Forward Mortgage Loan Sale Contracts	Level 3	1,150	(5)	1,179	18

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,175,416	$3,158,772	$2,977,683	$2,960,529
FHLB advances	Level 3	150,000	142,385	220,000	210,470
Long-term debt	Level 3	173,874	128,910	173,585	132,709
Subordinated debentures	Level 3	14,829	14,348	14,720	14,195
Accrued Interest Payable	Level 2/3	7,235	7,235	3,711	3,711

NOTE 19 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”):

	For the Three Months Ended June 30,
	2023		2022
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income	$10,949		$15,477
Less: Earnings allocated to participating securities	$—		$(3)
Shares outstanding		18,995,303		18,881,829
Impact of weighting shares		(1,820)		184,792
Used in basic EPS	10,949	18,993,483	15,474	19,066,621
Dilutive effect of outstanding
Stock options		1,617		233,276
Restricted Stock Unit		—		24,356
Used in dilutive EPS	$10,949	18,995,100	$15,474	19,324,253

Basic earnings per common share	$0.58		$0.81
Diluted earnings per common share	$0.58		$0.80

	For the Six Months Ended June 30,
	2023		2022
(dollars in thousands except per share amounts)	Income	Shares	Income	Shares
Net income	$21,919		$30,094
Less: Earnings allocated to participating securities	—		(34)
Shares outstanding		18,995,303		18,881,829
Impact of weighting shares		(5,617)		339,326
Used in basic EPS	21,919	18,989,686	30,060	19,221,155
Dilutive effect of outstanding
Stock options		25,578		311,853
Restricted Stock Units		6,978		27,468
Used in dilutive EPS	$21,919	19,022,242	$30,060	19,560,476

Basic earnings per common share	$1.15		$1.56
Diluted earnings per common share	$1.15		$1.54

Stock options for 438,153 shares and restricted stock units for 26,660 shares were not considered in computing diluted earnings per common share for June 30, 2023, and stock options for 15,000 shares were not considered in computing diluted earnings per common share for June 30, 2022, because they were anti-dilutive.

NOTE 20 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Non-interest income, in scope
Fees and service charges on deposit accounts	$562	$554	$1,034	$1,074
Other fees (1)	305	184	480	317
Other income (2)	558	564	1,109	1,074
Gain on sale of OREO and fixed assets	—	757	—	757
Total in-scope non-interest income	1,425	2,059	2,623	3,222
Non-interest income, not in scope (3)	1,068	1,363	2,232	3,142
Total non-interest income	$2,493	$3,422	$4,855	$6,364

(1)	Other fees consists of wealth management fees, miscellaneous loan fees and postage/courier fees.
(2)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity and OREO income.
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

NOTE 21 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At June 30, 2023 and December 31, 2022, the balance of the investment for qualified affordable housing projects was $7.0 million and $7.6 million, respectively. This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified housing projects totaled $2.5 million at June 30, 2023 and $2.6 million at December 31, 2022. The Company expects to fulfill these commitments between 2023 and 2038.

For the three months ended June 30, 2023 and 2022, the Company recognized amortization expense of $282,000 and $255,000, respectively, and for the six months ended June 30, 2023 and 2022, the Company recognized amortization expense of $564,000 and $510,000, respectively. The amortization expense recognized was included within income tax expense on the consolidated statements of income.

NOTE 22 - RECENT DEVELOPMENTS

On July 19, 2023, RBB announced a cash dividend of $0.16 per share for the second quarter of 2023. The dividend is payable on August 11, 2023 to common shareholders of record as of July 31, 2023.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report” or “Form 10-Q”) contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our results of operations, financial condition and financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the U.S. federal budget or debt or turbulence or uncertainty in domestic or foreign financial markets;
●	recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	possible additional provisions for credit losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	the transition away from the London Interbank Offering Rate ("LIBOR") and related uncertainty as well as the risks and costs related to our adopted alternative reference rate, including the Secured Overnight Financing Rate ("SOFR");
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	severe weather, natural disasters, earthquakes, fires; or other adverse external events could harm our business;
●	geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, which could impact business and economic conditions in the United States and abroad;
●	public health crises and pandemics and their effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions;
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;

●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
●	cybersecurity threats and the cost of defending against them;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in tax laws and regulations;
●	the impact of governmental efforts to restructure the U.S. financial regulatory system;
●	the impact of future or recent changes in the Federal Deposit Insurance Corporation ("FDIC") insurance assessment rate of the rules and regulations related to the calculation of the FDIC insurance assessment amount;
●	the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters, including Accounting Standards Update (“ASU” or “Update”) 2016-13 (Topic 326, “Measurement of Current Losses on Financial Instruments, commonly referenced as the Current Expected Credit Losses Model (“CECL”) model, which changed how we estimate credit losses and may further increase the required level of our allowance for credit losses in future periods;
●	market disruption and volatility;
●	fluctuations in our stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuances of preferred stock;
●	our ability to raise additional capital, if needed, and the potential resulting dilution of interests of holders of our common stock; and
●	the soundness of other financial institutions.

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

The Company has sufficient capital and does not anticipate any need for additional liquidity as of June 30, 2023. As of June 30, 2023, we pledged loans of $1.5 billion with the Federal Home Loan Bank ("FHLB") and based on the values of loans we had $1.1 billion of additional borrowing capacity with the FHLB. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit. As of June 30, 2023, we had $92.0 million of unsecured federal funds lines. In addition, lines of credit from the Federal Reserve Discount Window were $40.8 million at June 30, 2023. We did not have any borrowings outstanding with the federal fund lines or Federal Reserve Discount Window at June 30, 2023. The Bank and the Company exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” at June 30, 2023.

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

A sensitivity analysis of our ACL was performed as of June 30, 2023. Based on this sensitivity analysis, a positive 25% change in prepayment speeds would result in a $1.0 million, or 2.4%, decrease to the ACL. A negative 25% change in prepayment speeds would result in a $1.4 million, or 3.2%, increase to the ACL. Additionally, a 1% increase in the unemployment rate would result in a $775,000, or 1.8%, increase to the ACL and a 1% decrease in the unemployment rate would result in a $716,000, or 1.7%, decrease to the ACL. Management reviews the results using the comparison scenario for sensitivity analysis and considered the results when evaluating the qualitative factor adjustments.

Investment Securities

Effective January 1, 2022, upon the adoption of ASU 2016-13, the Company accounts for credit losses on available for sale (“AFS”) securities in accordance with ASC 326-30. Debt securities are measured at fair value and subject to impairment testing. When a debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit loss by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value change. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

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

Goodwill and Other Intangible Assets

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from business combinations is not amortized, but tested for impairment at least annually.

The Company performs goodwill impairment test in accordance with ASC 350 “Intangibles- Goodwill and Other.”  The Company reviewed macroeconomic conditions, the Company's market capitalization as a result of the recent banking industry market disruptions, and the financial performance of the Company and concluded that goodwill was not impaired as of June 30, 2023.

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

Our significant accounting policies are described in greater detail in our audited consolidated financial statements included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2022 and Amendment No. 1 to the Annual Report on Form 10-K/A (collectively our "2022 Annual Report"), which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

As a result of the bank failures in the first half of 2023, we anticipate that regulators will propose certain actions, including reforms that will require higher capital, including increased requirements to issue long-term debt, as well as special assessments to repay losses to the FDIC's Deposit Insurance Fund. The Company expects to reduce the size of the loan portfolio in the next few quarters by slowing the pace of loan originations and focusing on supporting core relationships. We are proactively offering various alternatives, including IntraFi Cash Service ("ICS") and Certificate of Deposit Account Registry Service ("CDARS"), to clients with deposit balances that exceed $250,000 to reduce the level of uninsured deposits. The Company continues to monitor the economic environment, including recent disruptions in the banking sector, and will make changes as appropriate, but the continuing impact of the banking crisis on the Company's future operating results for the remainder of 2023 is uncertain and cannot be predicted.

GENERAL

RBB is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, the Bank and RAM. RAM was formed to hold and manage problem assets acquired in business combinations.

At June 30, 2023, the Company had total consolidated assets of $4.1 billion, gross consolidated loans of $3.2 billion, total consolidated deposits of $3.2 billion and total consolidated shareholders' equity of $500.3 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

For the second quarter of 2023, we reported net earnings of $10.9 million, compared with $15.5 million for the second quarter of 2022, reflecting a decrease of $4.5 million from the second quarter of 2022. Diluted earnings per share was $0.58 per share for the second quarter of 2023, compared to $0.80 for the same period last year.

At June 30, 2023, total assets were $4.1 billion, an increase of $156.6 million, or 4.0%, from total assets of $3.9 billion at December 31, 2022, primarily due to a $162.8 million increase in cash and cash equivalents, a $134.3 million increase in AFS investment securities, partially offset by a $140.5 million decrease in gross loans. The increase in cash and cash equivalents was due to an increase in the balances of time deposits of $438.1 million, offset by a $213.0 million decrease in non-interest bearing deposits.

At June 30, 2023, AFS investment securities totaled $391.1 million, inclusive of a pre-tax net unrealized loss of $32.3 million, compared to $256.8 million, inclusive of a pre-tax unrealized loss of $31.3 million at December 31, 2022. The pre-tax unrealized loss were due to a decline in the value of AFS investment securities due to increases in market interest rates. HTM investment securities totaled $5.7 million at both June 30, 2023 and December 31, 2022.

Total loans held for investment ("HFI"), net of deferred fees and discounts, decreased $140.5 million, or 4.2%, to $3.2 billion at June 30, 2023, compared to $3.3 billion at December 31, 2022. The decrease was primarily due to decreases in commercial real estate (“CRE”) loans of $128.7 million, commercial and industrial ("C&I") loans of $69.8 million, construction and land development (“C&D”) loans of $20.0 million, partially offset by an increase in single-family residential (“SFR”) mortgage loans of $90.6 million.

There were $555,000 mortgage loans held for sale ("HFS") as of June 30, 2023, and none as of December 31, 2022.

Noninterest-bearing deposits were $585.7 million at June 30, 2023, a decrease of $213.0 million, or 26.7%, compared to $798.7 million at December 31, 2022. Interest-bearing deposits were $2.6 billion at June 30, 2023, an increase of $410.7 million, or 18.8%, compared to $2.2 billion at December 31, 2022. The decreases in noninterest-bearing deposits were driven primarily by customers transferring their deposit balances into higher yielding money market accounts and time deposits. At June 30, 2023, noninterest-bearing deposits were 18.4% of total deposits, compared to 26.8% at December 31, 2022.

Borrowings, consisting of FHLB advances, long-term debt and subordinated debt, were $338.7 million at June 30, 2023, a decrease of $69.6 million, compared to $408.3 million as of December 31, 2022.

The Company reported $28.7 million and $25.4 million in right-of-use assets for operating leases and $29.9 million and $26.5 million in lease liabilities as of June 30, 2023 and as of December 31, 2022, respectively.

The ACL was $43.1 million at June 30, 2023, compared to $41.1 million at December 31, 2022, an increase of $2.0 million during the six-month period ended June 30, 2023. The increase was due to increases in classified loans during the first six months of 2023 that increased the qualitative factors utilized by the Company in establishing the level of its ACL under CECL. The ACL to total HFI loans outstanding was 1.35% as of June 30, 2023 as compared to 1.23% as of December 31, 2022.

Shareholders’ equity increased $15.7 million, or 3.2%, to $500.3 million during the six-month period ending June 30, 2023 due to $21.9 million of net income, partially offset by $6.1 million of common stock cash dividends.

Our capital ratios under the revised capital framework referred to as Basel III remain well capitalized. As of June 30, 2023, the Company’s Tier 1 leverage capital ratio was 11.60%, the common equity Tier 1 ratio was 16.91%, the Tier 1 risk-based capital ratio was 17.46%, and the total risk-based capital ratio was 25.27%. See “Analysis of Financial Condition — Regulatory Capital Requirements” herein for further discussion of our regulatory capital requirements.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share amounts)
Interest income	$57,002	$42,338	$110,753	$81,904
Interest expense	25,076	5,248	44,726	10,323
Net interest income	31,926	37,090	66,027	71,581
Provision for credit losses	380	915	2,394	1,281
Net interest income after provision for credit losses	31,546	36,175	63,633	70,300
Noninterest income	2,493	3,422	4,855	6,364
Noninterest expense	18,517	17,612	37,428	33,671
Income before income taxes	15,522	21,985	31,060	42,993
Income tax expense	4,573	6,508	9,141	12,899
Net income	$10,949	$15,477	$21,919	$30,094
Share Data
Earnings per common share:
Basic	$0.58	$0.81	$1.15	$1.56
Diluted (1)	0.58	0.80	1.15	1.54
Weighted average shares outstanding (1):
Basic	18,993,483	19,066,621	18,989,686	19,221,155
Diluted	18,995,100	19,324,253	19,022,242	19,560,476
Performance Ratios
Return on average assets, annualized	1.08%	1.60%	1.10%	1.49
Return on average shareholders’ equity, annualized	8.78%	13.30%	8.91%	12.95
Noninterest income to average assets, annualized	0.25%	0.35%	0.24%	0.32
Noninterest expense to average assets, annualized	1.83%	1.82%	1.88%	1.67
Efficiency ratio	53.80%	43.47%	52.80%	43.20
Dividend payout ratio	27.59%	17.28%	27.83%	42.90
Average equity to asset ratio	12.35%	12.00%	12.36%	11.51
Return on average tangible common equity, annualized (2)	10.33%	15.89%	10.49%	15.40
Tangible book value per share (2)	$22.40	$20.55	$22.40	$20.55

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

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months and six months ended June 30, 2023 and 2022. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended June 30,
	2023			2022
(tax-equivalent basis, dollars in thousands)	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$179,023	$2,619	5.87%	$249,738	$762	1.22%
Securities (2)
Available for sale	348,343	3,547	4.08%	399,321	1,393	1.40%
Held to maturity	5,720	51	3.58%	5,744	50	3.49%
Mortgage loans held for sale	52	1	6.65%	892	13	5.85%
Loans held for investment: (3)
Real estate	3,064,633	46,304	6.06%	2,663,753	35,207	5.30%
Commercial	207,493	4,503	8.70%	325,861	4,937	6.08%
Total loans held for investment	3,272,126	50,807	6.23%	2,989,614	40,144	5.39%
Total earning assets	3,805,264	$57,025	6.01%	3,645,309	$42,362	4.66%
Noninterest-earning assets	244,316			243,279
Total assets	$4,049,580			$3,888,588

Interest-bearing liabilities:
NOW	$59,789	$202	1.36%	$75,637	$50	0.27%
Money market	432,384	2,519	2.34%	631,807	759	0.48%
Saving deposits	111,214	57	0.21%	148,400	35	0.09%
Time deposits, less than $250,000	1,221,760	12,391	4.07%	553,282	724	0.52%
Time deposits, $250,000 and over	709,803	6,778	3.83%	526,164	782	0.60%
Total interest-bearing deposits	2,534,950	21,947	3.47%	1,935,290	2,350	0.49%
FHLB advances	160,220	579	1.45%	182,749	519	1.14%
Long-term debt	173,780	2,194	5.06%	173,201	2,195	5.08%
Subordinated debentures	14,793	356	9.65%	14,575	184	5.06%
Total interest-bearing liabilities	2,883,743	25,076	3.49%	2,305,815	5,248	0.91%
Noninterest-bearing liabilities
Noninterest-bearing deposits	606,015			1,082,793
Other noninterest-bearing liabilities	59,760			33,377
Total noninterest-bearing liabilities	665,775			1,116,170
Shareholders' equity	500,062			466,603
Total liabilities and shareholders' equity	$4,049,580			$3,888,588
Net interest income / interest rate spreads		$31,949	2.52%		$37,114	3.75%
Net interest margin			3.37%			4.08%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs and discount accretion.

	For the Six Months Ended June 30,
	2023			2022
(tax-equivalent basis, dollars in thousands)	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$145,075	$3,891	5.41%	$438,140	$1,435	0.66%
Securities: (2)
Available for sale	312,971	6,057	3.90%	396,107	2,367	1.21%
Held to maturity	5,724	103	3.63%	5,996	107	3.60%
Mortgage loans held for sale	70	2	6.55%	2,265	56	4.99%
Loans held for investment: (3)
Real estate	3,078,572	91,208	5.97%	2,633,237	68,302	5.23%
Commercial	228,585	9,541	8.42%	353,267	9,685	5.53%
Total loans held for investment	3,307,157	100,749	6.14%	2,986,504	77,987	5.27%
Total earning assets	3,770,997	$110,802	5.93%	3,829,012	$81,952	4.32%
Noninterest-earning assets	242,148			242,261
Total assets	$4,013,145			$4,071,273

Interest-bearing liabilities:
NOW deposits	$61,585	$310	1.02%	$75,519	$94	0.25%
Money market deposits	445,531	4,659	2.11%	675,758	1,401	0.42%
Savings deposits	115,928	105	0.18%	146,872	67	0.09%
Time deposits, less than $250,000	1,068,081	19,816	3.74%	576,792	1,478	0.52%
Time deposits, $250,000 and over	736,140	12,759	3.50%	548,065	1,602	0.59%
Total interest-bearing deposits	2,427,265	37,649	3.13%	2,023,006	4,642	0.46%
FHLB advances	194,807	1,988	2.06%	166,465	954	1.16%
Long-term debt	173,708	4,389	5.10%	173,129	4,388	5.11%
Subordinated debentures	14,766	700	9.56%	14,548	339	4.70%
Total interest-bearing liabilities	2,810,546	44,726	3.21%	2,377,148	10,323	0.88%
Noninterest-bearing liabilities
Noninterest-bearing deposits	651,928			1,191,540
Other noninterest-bearing liabilities	54,469			33,846
Total noninterest-bearing liabilities	706,397			1,225,386
Shareholders' equity	496,202			468,739
Total liabilities and shareholders' equity	$4,013,145			$4,071,273
Net interest income / interest rate spreads		$66,076	2.72%		$71,629	3.44%
Net interest margin			3.53%			3.77%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs and discount accretion.

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

	Comparison of Three Months Ended			Comparison of Six Months Ended
	June 30, 2023 and 2022			June 30, 2023 and 2022
	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance	Volume	Rate	Interest Variance
Interest-earning assets:
Federal funds sold, cash equivalents & other (1)	$(1,478)	$3,335	$1,857	$(3,330)	$5,786	$2,456
Securities: (2)
Available for sale	(1,204)	3,358	2,154	(1,520)	5,210	3,690
Held to maturity	(2)	2	—	(7)	3	(4)
Mortgage loans held for sale	(23)	11	(12)	(94)	40	(54)
Loans held for investment: (3)
Real estate	5,682	5,415	11,097	12,472	10,434	22,906
Commercial	(8,009)	7,575	(434)	(8,289)	8,145	(144)
Total loans held for investment	(2,327)	12,990	10,663	4,183	18,579	22,762
Total earning assets	$(5,034)	$19,696	$14,662	$(768)	$29,618	$28,850

Interest-bearing liabilities:
NOW	$(74)	$226	$152	$(54)	$270	$216
Money market	(1,637)	3,397	1,760	(1,529)	4,787	3,258
Saving deposits	(52)	74	22	(40)	78	38
Time deposits, less than $250,000	1,754	9,913	11,667	2,218	16,120	18,338
Time deposits, $250,000 and over	365	5,631	5,996	726	10,431	11,157
Total interest-bearing deposits	356	19,241	19,597	1,321	31,686	33,007
FHLB advances	(335)	395	60	186	848	1,034
Long-term debt	31	(32)	(1)	22	(21)	1
Subordinated debentures	3	169	172	5	356	361
Total interest-bearing liabilities	55	19,773	19,828	1,534	32,869	34,403
Changes in net interest income	$(5,089)	$(77)	$(5,166)	$(2,302)	$(3,251)	$(5,553)

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs and discount accretion.

Results of Operations—Comparison of Results of Operations for the Three Months Ended June 30, 2023 and June 30, 2022

The following discussion of our results of operations compares the three months ended June 30, 2023 and 2022. The results of operations for the three months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Net Interest Income/Average Balance Sheet. In the second quarter of 2023, we generated $31.9 million of taxable-equivalent net interest income, a decrease of $5.2 million, or 13.9%, from the $37.1 million of taxable-equivalent net interest income we earned in the second quarter of 2022. The decrease in net interest income was primarily due to a 298 basis point increase in the rates paid on interest-bearing deposits and a $599.7 million increase in average interest-bearing deposits, partially offset by a 135 basis point increase in the average yield on interest-earning assets, and a $282.5 million increase in average gross loans. The Federal Reserve raised interest rates by 3.5% during the 12-month period from June 30, 2022 to June 30, 2023.

For the three months ended June 30, 2023 and 2022, our net interest margin was 3.37% and 4.08%, respectively. The decrease in net interest margin was primarily due to increases in market interest rates. Our net interest margin for the three months ended June 30, 2023 and 2022, excluding accretion income on our purchased loan portfolios, would have been 3.32% and 4.08%, respectively.

Interest and fees on HFI and HFS loans for the second quarter of 2023 was $50.8 million compared to $40.2 million for the second quarter of 2022. The $10.7 million, or 26.5%, increase was primarily due to a $282.5 million, or 9.5%, increase in the average balance of total loans outstanding and an 84 basis point increase in the average yield on total loans. The increase in the average loan balance was primarily due to organic loan growth. Purchased loan discount accretion income totaled $425,000 in the second quarter of 2023 compared to $75,000 in the second quarter of 2022. For the three months ended June 30, 2023 and 2022, the yield on total HFI and HFS loans was 6.23% and 5.39%, respectively, while the yield on total loans excluding accretion income on our purchased loan portfolio would have been 6.18% and 5.38%, respectively.

The table below presents the accretion income by loan type for the three months and six months ended June 30, 2023 and 2022:

	As of and For the Three Months Ended		As of and For the Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Beginning balance of discount on purchased loans	$1,091	$1,462	$1,237	$1,726
Additions due to acquisitions:
Commercial and industrial	—	—	(6)	8
Commercial real estate	350	—	350	26
Single family residential mortgages	—	—	—	(52)
Total additions	$350	$—	$344	$(18)
Accretion:
Commercial and industrial	(1)	—	(3)	4
SBA	2	3	16	6
Construction and land development	—	—	—	(1)
Commercial real estate	319	(42)	371	12
Single family residential mortgages	105	114	181	300
Total accretion	$425	$75	$565	$321
Ending balance of discount on purchased loans	$1,016	$1,387	$1,016	$1,387

Interest expense on deposits increased to $21.9 million for the second quarter of 2023 as compared to $2.4 million for the second quarter of 2022. The $19.6 million, or 833.9%, increase in interest expense on deposits was primarily due to a 298 basis point increase in the average rate paid on interest-bearing deposits due to average higher rates paid on time deposits and a $599.7 million increase in average interest-bearing deposits. Average non-interest-bearing deposits decreased $476.8 million to $606.0 million from $1.1 billion in the second quarter of 2022 primarily due to the continued reduction of a single deposit relationship and customers transferring their deposit balances into higher yielding money market accounts and time deposits.

Provision for Credit Losses. The provision for credit losses decreased $535,000 to $380,000 in the second quarter of 2023 compared to $915,000 in the second quarter of 2022. The decrease was reflective of declines in loan growth, partially offset by increases in classified loans that increased the qualitative factors in the Company's CECL model. The provision for credit losses included a provision for credit losses of $601,000, partially offset by a credit for off-balance sheet commitments of $219,000 in the second quarter of 2023. There were $580,000 in net loan charge-offs in the second quarter of 2023, as compared to $53,000 in net loan charge-offs in the second quarter of 2022.

Noninterest Income. The following table sets forth the major components of our noninterest income for the three months and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Noninterest income:
Service charges, fees and other	$1,528	$1,480	$48	3.2%	$2,785	$2,725	$60	2.2%
Gain on sale of loans	18	344	(326)	(94.8)%	47	1,518	(1,471)	(96.9)%
Loan servicing fee, net of amortization	606	472	134	28.4%	1,337	904	433	47.9%
Unrealized gain/(loss) on derivatives	(3)	39	(42)	(107.7)%	7	(194)	201	(103.6)%
Increase in cash surrender of life insurance	344	330	14	4.2%	679	654	25	3.8%
Gain on sale of fixed assets	—	757	(757)	(100.0)%	—	757	(757)	(100.0)%
Total noninterest income	$2,493	$3,422	$(929)	(27.1)%	$4,855	$6,364	$(1,509)	(23.7)%

Noninterest income decreased $929,000, or 27.1%, to $2.5 million for the second quarter of 2023, compared to $3.4 million for the same quarter in the prior year. The decrease was primarily attributable to a $757,000 decrease in gain on sale of corporate real estate and a $326,000 decrease in gain on sale of loans due to interest rate hikes that caused decreases in both loans held for sale and gains on loans sold.

Gain on sale of loans. Gain on sale of loans is comprised primarily of gains on sale of SFR mortgage loans and SBA loans. Gain on sale of loans totaled $18,000 in the second quarter of 2023, compared to $344,000 in the second quarter of 2022. The decrease was primarily caused by a decrease of $12.2 million in loan sale volume, primarily due to the increase in interest rates, which resulted in the decreases in FNMA, non-qualified mortgage loan, and SBA originations and loan sales.

The following table presents information on loans sold and gain on loans sold for the three months and six months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Loans sold:
SBA	$—	$1,084	$(1,084)	(100.0)%	$127	$9,432	$(9,305)	(98.7)%
Single family residential mortgage	1,410	12,572	(11,162)	(88.8)%	2,246	39,504	(37,258)	(94.3)%
	$1,410	$13,656	$(12,246)	(89.7)%	$2,373	$48,936	$(46,563)	(95.2)%
Gain on loans sold:
SBA	$—	$60	$(60)	(100.0)%	$10	$523	$(513)	(98.1)%
Single family residential mortgage	18	284	(266)	(93.7)%	37	995	(958)	(96.3)%
	$18	$344	$(326)	(94.8)%	$47	$1,518	$(1,471)	(96.9)%

Loan servicing income, net of amortization. Our loan servicing income, net of amortization, increased by $134,000 to $606,000 for the three months ended June 30, 2023 compared to net servicing income of $472,000 for the three months ended June 30, 2022. Loan servicing income, net of amortization increased due to higher interest rates, which affects the pre-payment speeds on loans serviced. We are experiencing lower loan pre-payments on SFR and SBA loans due to higher market rates. The increase in SBA loan servicing income is due to fewer loan payoffs for the second quarter of 2023 compared to loan payoffs in the second quarter of 2022, though the volume of SBA loans we are servicing is decreasing. The following table presents information on loan servicing income for the three months and six months ended June 30, 2023 and 2022.

(dollars in thousands)	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
For the period	2023	2022	$	%	2023	2022	$	%
Loan servicing income, net of amortization:
Single family residential loans serviced	$514	$446	$68	15.2%	$1,080	$697	$383	54.9%
SBA loans serviced	92	26	66	(253.8)%	257	207	50	24.2%
Total	$606	$472	$134	28.4%	$1,337	$904	$433	47.9%

As of June 30, 2023, we were servicing SFR mortgage loans for other financial institutions and FNMA, and we were also servicing SBA loans. The decline in the respective servicing portfolios reflects prepayment of loans from the second quarter of 2022 through the second quarter of 2023.

The following table shows loans serviced for others as of June 30, 2023 and 2022:

	June 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%
As of period-end
Single family residential loans serviced	$1,063,541	$1,196,133	$(132,592)	(11.1)%
SBA loans serviced	104,885	129,294	(24,409)	(18.9)%
Commercial real estate loans serviced	3,952	4,031	(79)	(2.0)%
Construction loans	4,110	—	4,110	100%
Total	$1,176,488	$1,329,458	$(152,970)	(11.5)%

Noninterest expense. The following table sets forth major components of our noninterest expense for the three months and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Noninterest expense:
Salaries and employee benefits	$9,327	$9,628	$(301)	(3.1)%	$19,191	$18,997	$194	1.0%
Occupancy and equipment expense	2,430	2,174	256	11.8%	4,828	4,380	448	10.2%
Data processing	1,356	1,293	63	4.9%	2,655	2,551	104	4.1%
Legal and professional	2,872	2,254	618	27.4%	5,885	3,260	2,625	80.5%
Office expenses	350	358	(8)	(2.2)%	725	651	74	11.4%
Marketing and business promotion	252	501	(249)	(49.7)%	552	808	(256)	(31.7)%
Insurance and regulatory assessments	809	478	331	69.2%	1,313	919	394	42.9%
Amortization of core deposit intangible	235	277	(42)	(15.2)%	472	556	(84)	(15.1)%
Other expenses	886	649	237	36.5%	1,807	1,549	258	16.7%
Total noninterest expense	$18,517	$17,612	$905	5.1%	$37,428	$33,671	$3,757	11.2%

Noninterest expense increased $905,000, or 5.1%, to $18.5 million in the second quarter of 2023 compared to $17.6 million in the second quarter of 2022. The increase was primarily due to a $618,000 increase in legal and other professional expense, a $331,000 increase in insurance and regulatory assessments, and a $256,000 increase in occupancy and equipment expense, partially offset by a $301,000 decrease in salaries and employee benefits expense.

Salaries and employee benefits expense. Salaries and employee benefits expense decreased $301,000, or 3.1%, to $9.3 million for the second quarter of 2023 compared to $9.6 million for the second quarter of 2022, due to decreases in bonuses and commissions. The number of full-time equivalent employees was 369 at June 30, 2023 compared to 375 at June 30, 2022. None of our employees are represented by a labor union, or governed by any collective bargaining agreements.

Occupancy and equipment expense. Occupancy and equipment expense increased $256,000, or 11.8%, to $2.4 million for the second quarter of 2023 compared to $2.2 million for the second quarter of 2022, primarily due to increases in rent.

Legal and professional expense. Legal and professional expense increased $618,000 to $2.9 million for the three months ended June 30, 2023 compared to $2.3 million for the three months ended June 30, 2022. The increase in legal and professional expense from the second quarter of 2022 was due to legal expenses related to an internal investigation and increased external auditor fees.

Insurance and regulatory expenses. Insurance and regulatory assessments increased $331,000, or 69.2%, to $809,000 in the second quarter of 2023 due to an increase in the FDIC assessment by $245,000.

Income Tax Expense. During the three months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $4.6 million and $6.5 million, respectively, reflecting an effective tax rate of 29.5% and 29.6% for the three months ended June 30, 2023 and 2022, respectively. The Company recognized no tax benefit from stock option exercises for the three months ended June 30, 2023 and $279,000 for the same period in 2022.

Net Income. Net income after tax amounted to $10.9 million for the second quarter of 2023, a $4.5 million, or a 29.3% decrease from $15.5 million in the second quarter of 2022 primarily due to a decrease of $5.2 million in net interest income, a decrease of $929,000 in non-interest income, an increase of $905,000 in non-interest expense, partially offset by  a decrease of $1.9 million in income tax expense and a decrease of $535,000 in the provision for credit losses.

Results of Operations—Comparison of Results of Operations for the Six Months Ended June 30, 2023 and June 30, 2022

The following discussion of our results of operations compares the six months ended June 30, 2023 and 2022. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Net Interest Income/Average Balance Sheet. In the first half of 2023, we generated $66.1 million of taxable-equivalent net interest income, a decrease of $5.6 million, or 7.8%, from the $71.6 million of taxable-equivalent net interest income we earned in the first half of 2022. The decrease in net interest income was primarily due to a 267 basis point increase in the rates paid on interest-bearing deposits and a $404.3 million increase in average interest-bearing deposits, partially offset by a 161 basis point increase in the average yield on interest-earning assets, and a $320.7 million increase in average gross loans. The Federal Reserve raised interest rates by 3.5% during the 12-month period from June 30, 2022 to June 30, 2023.

For the six months ended June 30, 2023 and 2022, our net interest margin was 3.53% and 3.77%, respectively. The decrease in net interest margin was primarily due to increases in market interest rates. Our net interest margin for the six months ended June 30, 2023 and 2022, excluding accretion income on our purchased loan portfolios, would have been 3.50% and 3.76%, respectively.

Interest and fees on HFI and HFS loans for the first half of 2023 was $100.8 million compared to $78.0 million for the first half of 2022. The $22.7 million, or 29.1%, increase was primarily due to a $318.5 million, or 10.7%, increase in the average balance of total loans outstanding and an 88 basis point increase in the average yield on total loans. The increase in the average loan balance was primarily due to organic loan growth. Purchased loan discount accretion income totaled $566,000 in the first half of 2023 compared to $321,000 in the first half of 2022. For the six months ended June 30, 2023 and 2022, the yield on total HFI and HFS loans was 6.14% and 5.27%, respectively, while the yield on total loans excluding accretion income on our purchased loan portfolio would have been 6.11% and 5.24%, respectively.

Interest expense on deposits increased to $37.6 million for the first half of 2023 as compared to $4.6 million for the first half of 2022. The $33.0 million, or 711.1%, increase in interest expense on deposits was primarily due to a 267 basis point increase in the average rate paid on interest-bearing deposits due to average higher rates paid on time deposits and a $404.3 million increase in average interest-bearing deposits. Average non-interest-bearing deposits decreased $539.6 million to $651.9 million from $1.2 billion in the first half of 2022 primarily due to the continued reduction of a single deposit relationship and customers transferring their deposit balances into higher yielding money market accounts and time deposits.

Provision for Credit Losses. The provision for credit losses increased $1.1 million to $2.4 million in the first half of 2023 compared to $1.3 million in the first half of 2022. The increase was reflective of increases in classified loans during the first half of 2023 that increased the qualitative factors in the Company's CECL model. The provision for credit losses included a provision for credit losses of $2.8 million, partially offset by a credit for off-balance sheet commitments of $359,000 in the first half of 2023. There were $737,000 in net loan charge-offs in the first half of 2023, as compared to $39,000 in net loan charge-offs in the first half of 2022.

Noninterest Income. Noninterest income decreased $1.5 million, or 23.7%, to $4.9 million for the first half of 2023, compared to $6.4 million for the same period in the prior year. The decrease was primarily attributable to a $1.5 million decrease in gain on sale of loans due to increases in market rates of interest that caused decreases in both loans held for sale and gain on loans sold, a $757,000 decrease in gain on sale of corporate real estate, partially offset by a $433,000 increase in loan servicing fees due to loan payoffs slowing down in 2023, and a $201,000 increase in gain on derivatives.

Gain on sale of loans. Gain on sale of loans is comprised primarily of gains on sale of SFR mortgage loans and SBA loans. Gain on sale of loans totaled $47,000 in the first half of 2023, compared to $1.5 million in the first half of 2022. The decrease was primarily caused by a decrease of $46.6 million in loan sale volume, primarily due to the increase in interest rates, which resulted in the decreases in FNMA, non-qualified mortgage loan, and SBA originations and loan sales.

Loan servicing income, net of amortization. Our loan servicing income, net of amortization, increased by $433,000 to $1.3 million for the six months ended June 30, 2023 compared to net servicing income of $904,000 for the six months ended June 30, 2022. Loan servicing income, net of amortization increased due to higher interest rates, which affects the pre-payment speeds on loans serviced. We are experiencing lower loan pre-payments on SFR and SBA loans due to higher market rates. The increase in SBA loan servicing income is due to fewer loan payoffs for the first half of 2023 compared to loan payoffs for the first half of 2022, though the volume of SBA loans we are servicing is decreasing.

Unrealized gain/(loss) on Derivatives. There was $7,000 gain on derivatives in the first half of 2023 compared to $194,000 of loss for the first half of 2022, due to changes in value from interest rate lock commitments and mortgage loan sales commitments.

Noninterest expense. Noninterest expense increased $3.8 million, or 11.2%, to $37.4 million in the first half of 2023 compared to $33.7 million in the first half of 2022. The $3.8 million increase was primarily due to a $2.6 million increase in legal and other professional expense, a $448,000 increase in occupancy and equipment expense, a $394,000 increase in insurance and regulatory assessments, and a $194,000 increase in salaries and employee benefits expense due to new hires and merit increases to reflect economic inflation.

Salaries and employee benefits expense. Salaries and employee benefits expense increased $194,000, or 1.0%, to $19.2 million for the first half of 2023 compared to $19.0 million for the first half of 2022, due to normal salary increases and increases in health benefit costs, partially offset by decreases in bonuses and commissions.

Occupancy and equipment expense. Occupancy and equipment expense increased $448,000, or 10.2%, to $4.8 million for the first half of 2023 compared to $4.4 million for the first half of 2022, primarily due to increases in rent and real estate property tax.

Data processing expense. Data processing expense increased $104,000, or 4.1%, to $2.7 million for the first half of 2023, compared to $2.6 million for the first half of 2022, primarily due to data processing and software license fees.

Legal and professional expense. Legal and professional expense increased $2.6 million to $5.9 million in the six months ended June 30, 2023 compared to $3.3 million for the six months ended June 30, 2022. The $2.6 million increase in legal and professional expense from the first half of 2022 was due to legal expenses related to an internal investigation and increased external auditor fees.

Insurance and regulatory expenses. Insurance and regulatory assessments increased $394,000, or 42.9%, to $1.3 million in the first half of 2023 due to an increase in the FDIC assessment by $235,000.

Income Tax Expense. During the six months ended June 30, 2023 and 2022, the Company recorded an income tax provision of $9.1 million and $12.9 million, respectively, reflecting an effective tax rate of 29.4% and 30.0% for the six months ended June 30, 2023 and 2022, respectively. The Company recognized tax benefit from stock option exercises of $5,000 for the six months ended June 30, 2023 and $302,000 for the same period in 2022.

Net Income. Net income after tax amounted to $21.9 million for the first half of 2023, a $8.2 million, or a 27.2% decrease from $30.1 million in the first half of 2022 primarily due to a $5.6 million decrease in net interest income, an increase of $3.8 million in non-interest expense, a decrease of $1.5 million in non-interest income, and an increase of $1.1 million in the provision for credit losses, partially offset by a decrease of $3.8 million in income tax expense.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets increased $156.6 million to $4.1 billion as of June 30, 2023 from $3.9 billion as of December 31, 2022 primarily due to increases in cash and cash equivalents of $162.8 million, and investment securities of $134.3 million, partially offset by a decrease in net HFI loans of $142.5 million.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at June 30, 2023 and December 31, 2022. The book value for debt securities classified as available for sale is reflected at fair market value and the book value for securities classified as held to maturity is reflected at amortized cost.

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value
Government agency securities	$8,742	2.2%	$4,495	1.7%
SBA agency securities	2,215	0.6%	2,411	0.9%
Mortgage-backed securities: residential	36,068	9.1%	38,057	14.4%
Mortgage-backed securities: commercial	—	0.0%	4,871	1.9%
Collateralized mortgage obligations: residential	70,467	17.8%	69,903	26.6%
Collateralized mortgage obligations: commercial	54,555	13.7%	41,690	15.9%
Commercial paper	174,154	43.9%	49,537	18.9%
Corporate debt securities (1)	35,729	9.0%	37,012	14.1%
Municipal securities	9,186	2.3%	8,854	3.4%
Total securities, available for sale, at fair value	$391,116	98.6%	$256,830	97.8%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$1,002	0.2%	$1,003	0.4%
Tax-exempt municipal securities	4,716	1.2%	4,726	1.8%
Total securities, held to maturity, at amortized cost	5,718	1.4%	5,729	2.2%
Total securities	$396,834	100.0%	$262,559	100.0%

(1)	Comprised of corporate note securities, commercial paper and financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM at June 30, 2023 and December 31, 2022.

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2023	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$9,482	$—	$(740)	$8,742
SBA agency securities	2,453	—	(238)	2,215
Mortgage-backed securities: residential	42,643	—	(6,575)	36,068
Collateralized mortgage obligations: residential	83,938	—	(13,471)	70,467
Collateralized mortgage obligations: commercial	57,405	—	(2,850)	54,555
Commercial paper	174,167	5	(18)	174,154
Corporate debt securities	40,648	5	(4,924)	35,729
Municipal securities	12,652	—	(3,466)	9,186
	$423,388	$10	$(32,282)	$391,116
Held to maturity
Municipal taxable securities	$1,002	$—	$(1)	$1,001
Municipal securities	4,716	—	(178)	4,538
	$5,718	$—	$(179)	$5,539
December 31, 2022
Available for sale
Government agency securities	$5,012	$—	$(517)	$4,495
SBA agency securities	2,634	—	(223)	2,411
Mortgage-backed securities: residential	44,809	—	(6,752)	38,057
Mortgage-backed securities: commercial	4,887	—	(16)	4,871
Collateralized mortgage obligations: residential	82,759	—	(12,856)	69,903
Collateralized mortgage obligations: commercial	44,591	—	(2,901)	41,690
Commercial paper	49,551	2	(16)	49,537
Corporate debt securities	41,176	1	(4,165)	37,012
Municipal securities	12,669	—	(3,815)	8,854
	$288,088	$3	$(31,261)	$256,830
Held to maturity
Municipal taxable securities	$1,003	$7	$(3)	$1,007
Municipal securities	4,726	—	(170)	4,556
	$5,729	$7	$(173)	$5,563

The weighted-average book yield on the total investment portfolio at June 30, 2023 was 3.59% with a weighted-average life of 4.2 years. This compares to a weighted-average book yield of 2.55% with a weighted-average life of 5.8 years at December 31, 2022. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows the Company’s investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2023 and December 31, 2022. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired. A summary of our analysis of these securities and the unrealized losses is described more fully in "Note 4 — Investment Securities" of our consolidated financial statements included in our 2022 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months		Twelve Months or More		Total
(dollars in thousands)		Unrealized		Unrealized		Unrealized
June 30, 2023	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government sponsored agencies	$4,661	$(141)	$4,081	$(599)	$8,742	$(740)
SBA Agency Securities	—	—	2,215	(238)	2,215	(238)
Mortgage-backed securities: residential	4,567	(269)	31,501	(6,306)	36,068	(6,575)
Collateralized mortgage obligations: residential	25,350	(1,092)	45,117	(12,379)	70,467	(13,471)
Collateralized mortgage obligations: commercial	15,082	(66)	39,473	(2,784)	54,555	(2,850)
Commercial paper	71,835	(18)	—	—	71,835	(18)
Corporate debt securities	5,428	(303)	26,591	(4,621)	32,019	(4,924)
Municipal securities	—	—	9,186	(3,466)	9,186	(3,466)
Total available for sale	$126,923	$(1,889)	$158,164	$(30,393)	$285,087	$(32,282)

Municipal taxable securities	$1,001	$(1)	$—	$—	$1,001	(1)
Municipal securities	2,950	(84)	1,588	(94)	4,538	(178)
Total held to maturity	$3,951	$(85)	$1,588	$(94)	$5,539	$(179)

December 31, 2022
Government sponsored agencies	$354	$(24)	$4,141	$(493)	$4,495	$(517)
SBA agency securities	2,411	(223)	—	—	2,411	(223)
Mortgage-backed securities: residential	5,535	(362)	32,522	(6,390)	38,057	(6,752)
Mortgage-backed securities: commercial	4,871	(16)	—	—	4,871	(16)
Collateralized mortgage obligations: residential	27,050	(1,842)	39,815	(11,014)	66,865	(12,856)
Collateralized mortgage obligations: commercial	18,741	(790)	22,949	(2,111)	41,690	(2,901)
Commercial paper	39,624	(16)	—	—	39,624	(16)
Corporate debt securities	22,977	(1,843)	10,330	(2,322)	33,307	(4,165)
Municipal securities	—	—	8,854	(3,815)	8,854	(3,815)
Total available for sale	$121,563	$(5,116)	$118,611	$(26,145)	$240,174	$(31,261)

Municipal taxable securities	$498	$(3)	$—	$—	$498	(3)
Municipal securities	4,556	(170)	—	—	4,556	(170)
Total held to maturity	$5,054	$(173)	$—	$—	$5,054	$(173)

The Company did not record any charges for other-than-temporary impairment losses for the three and six months ended June 30, 2023 and 2022.

Loans

At June 30, 2023, total HFI loans, net of allowance for credit losses, totaled $3.2 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at June 30, 2023 and December 31, 2022:

	As of June 30, 2023		As of December 31, 2022
(dollars in thousands)	$	%	$	%
Loans:(1)
Real Estate:
Construction and land development	$256,916	8.0%	$276,876	8.3%
Commercial real estate (2)	1,183,396	37.0%	1,312,132	39.3%
Single-family residential mortgages	1,554,713	48.7%	1,464,108	43.9%
Commercial:
Commercial and industrial	131,456	4.1%	201,223	6.0%
SBA	53,459	1.7%	61,411	1.8%
Other:
Other loans	16,055	0.5%	20,699	0.7%
Total loans	3,195,995	100.0%	3,336,449	100.0%
Allowance for credit losses	(43,092)		(41,076)
Total loans, net	$3,152,903		$3,295,373

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.

Total HFI loans decreased $140.5 million, or 4.2%, to $3.2 billion at June 30, 2023 compared to $3.3 billion at December 31, 2022. The decrease was primarily due to decreases in CRE loans of $128.7 million, C&I loans of $69.8 million, and C&D loans of $20.0 million, partially offset by an increase in SFR mortgage loans of $90.6 million.

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

C&I loans decreased $69.8 million, or 34.7%, to $131.5 million as of June 30, 2023 compared to $201.2 million at December 31, 2022 due to normal activity.

Commercial real estate loans. CRE loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR mortgage loans originated for a business purpose. The interest rate for the majority of these loans are prime-based and have a maturity of five years or less. Our policy maximum loan-to-value (“LTV”) ratio is 75% for CRE loans; however, we temporarily lowered the applicable LTV to 70% to be conservative in regards to real estate valuations. The total CRE portfolio decreased $128.7 million, or 9.8%, to $1.2 billion at June 30, 2023, compared to $1.3 billion at December 31, 2022. The multi-family residential loan portfolio was $558.7 million as of June 30, 2023 and $643.2 million as of December 31, 2022. The SFR mortgage loan portfolio originated for a business purpose totaled $64.6 million as of June 30, 2023 and $69.3 million as of December 31, 2022.

Construction and land development loans. C&D loans decreased $20.0 million, or 7.2%, to $256.9 million at June 30, 2023 as compared to $276.9 million at December 31, 2022, as loan originations exceeded repayments. The following table shows the categories of our C&D portfolio as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023		As of December 31, 2022		Increase (Decrease)
(dollars in thousands)	$	Mix %	$	Mix %	$	%
Residential construction	$151,883	59.1%	$166,558	60.1%	$(14,675)	(8.8)%
Commercial construction	72,952	28.4%	77,231	27.9%	(4,279)	(5.5)%
Land development	32,081	12.5%	33,087	12.0%	(1,006)	(3.0)%
Total construction and land development loans	$256,916	100.0%	$276,876	100.0%	$(19,960)	(7.2)%

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

SBA loans decreased $8.0 million, or 12.9%, to $53.5 million at June 30, 2023 compared to $61.4 million at December 31, 2022. We originated SBA loans of $3.1 million during the first six months of 2023. Offsetting these loan originations were loan sales of $127,000 and net loan payoffs and paydowns of $10.9 million during the first six months of 2023.

SFR Loans. We originate both qualified and non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. As of June 30, 2023, we had $1.6 billion of SFR real estate loans, representing 48.6% of our HFI loan portfolio.

As of June 30, 2023, the weighted-average LTV of the portfolio was 57.9%, the weighted average FICO score was 763, and the average duration of the portfolio was 3.5 years.

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

SFR mortgage real estate loans (which include $2.3 million of home equity loans) increased $90.6 million, or 6.2%, to $1.6 billion as of June 30, 2023 as compared to $1.5 billion as of December 31, 2022. The increase was due to greater loan originations compared to net pay-offs and paydowns. There were $555,000 loans held for sale as of June 30, 2023, compared to none as of December 31, 2022. The insignificant loans held for sale is primarily due to decreasing FNMA loan originations caused by interest rate hikes.

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

Analysis of the Allowance for Credit Losses. The following table allocates the allowance for credit losses, or the allowance, by category:

	As of June 30, 2023		As of December 31, 2022
(dollars in thousands)	$	% (1)	$	% (1)
Loans:
Real Estate:
Construction and land development	$2,448	0.95%	$2,638	0.95%
Commercial real estate (2)	17,305	1.46%	17,657	1.35%
Single family residential mortgages	21,116	1.36%	17,640	1.20%
Commercial:
Commercial and industrial	1,111	0.85%	1,804	0.90%
SBA	623	1.17%	621	1.01%
Other:
Other	489	3.05%	716	3.46%
Allowance for credit losses	$43,092	1.35%	$41,076	1.23%

(1)	% of allowance to total loans in the respective category
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

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

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.04% for the six months ended June 30, 2023 and 0.00% for the twelve months ended December 31, 2022.

The ACL was $43.1 million at June 30, 2023 compared to $41.1 million at December 31, 2022. The $2.0 million increase in 2023 was primarily due to a provision for credit losses of $2.8 million, partially offset by net charge-offs of $737,000.

The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Balance, beginning of period	$43,071	$35,427	$41,076	$32,912
ASU 2016-13 transition adjustment	—	—	—	2,135
Adjusted beginning balance	$43,071	$35,427	$41,076	$35,047
Charge-offs:
SBA	(62)	—	(62)	—
Commercial real estate	(399)	—	(399)	—
Single-family residential mortgages	—	—	(93)	—
Other	(153)	(55)	(221)	(102)
Total charge-offs	(614)	(55)	(775)	(102)
Recoveries:
Commercial and industrial	—	—	—	1
SBA	—	1	1	60
Other	34	1	37	2
Total recoveries	34	2	38	63
Net charge-offs	(580)	(53)	(737)	(39)
Provision for credit losses	601	915	2,753	1,281
Balance, end of period	$43,092	$36,289	$43,092	$36,289

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$1,017	$2,231	$1,157	$1,203
Impact of ASU 2016-13 adoption	—	—	—	$1,045
Adjusted beginning balance	$1,017	$2,231	$1,157	$2,248
Reversal for credit losses	(219)	(116)	(359)	(133)
Balance, end of period	$798	$2,115	$798	$2,115

Total HFI loans at end of period	3,195,995	3,045,946	3,195,995	3,045,946
Average HFI loans	3,272,126	2,989,614	3,307,157	2,986,504
Net charge-offs to average HFI loans	(0.07)%	(0.00)%	(0.04)%	(0.00)%
Allowance for credit losses to total loans	1.35%	1.19%	1.35%	1.19%
Credit discount on loans purchased through acquisitions	$2,383	$2,946	$2,383	$2,946

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

	As of June 30,	As of December 31,
(dollars in thousands)	2023	2022
Accruing modified loans:
Commercial and industrial	$253	$306
Commercial real estate	—	894
Total accruing modified loans	253	1,200
Non-accrual loans:
Commercial and industrial	610	713
SBA	1,948	2,245
Construction and land development	141	141
Commercial real estate	22,357	13,189
Single-family residential mortgages	16,517	5,936
Other	36	99
Total non-accrual loans	41,609	22,323
Total non-performing loans	41,862	23,523
OREO	577	577
Nonperforming assets	$42,439	$24,100
Nonperforming loans to total loans	1.31%	0.71%
Nonperforming assets to total assets	1.04%	0.61%

Non-performing loans increased $18.3 million to $41.9 million at June 30, 2023, from $23.5 million at December 31, 2022. The $18.3 million increase in non-performing loans was due to the increase in non-performing residential mortgage loans of $14.9 million, CRE loans of $10.7 million, partially offset by non-performing loan payoffs or paydowns of $6.1 million and non-performing loan charge-offs of $709,000 during the first six months of 2023.

Our 30-89 day delinquent loans, excluding non-accrual loans were $7.2 million as of June 30, 2023, compared to $15.2 million as of December 31, 2022. The $8.0 million decrease in past due loans was primarily due to loans that migrated into non-accrual status of $12.6 million, loans that migrated back to past due for less than 30 days in the amount of $6.4 million, and payoffs and paydowns of $1.1 million, partially offset by the addition of new delinquent loans in the aggregate amount of $12.1 million.

We did not recognize any interest income on non-accrual loans during the three or six months ended June 30, 2023 and 2022, while the loans were in non-accrual status. We recognized interest income on modified loans of $21,000 and $39,000 during the three months ended June 30, 2023 and 2022, respectively, and $44,000 and $85,000 during the six months ended June 30, 2023 and 2022, respectively.

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

Loans classified as special mention decreased $18.1 million to $24.2 million at June 30, 2023 from $42.2 million at December 31, 2022. The decrease in special mention loans is due to special mention loans payoffs or paydowns of $23.3 million C&I loans, downgrades to substandard loans of $9.3 million CRE loans, downgrades to substandard loans of $4.8 million SFR mortgage loans, upgrades to pass loans of $3.6 million C&I loans, partially offset by additional special mention loans of $11.7 million C&D loans, $6.1 million CRE loans, and $4.8 million SFR mortgage loans. Loans classified as substandard increased $12.1 million to $74.1 million at June 30, 2023 from $62.0 million at December 31, 2022. The increase in substandard loans is due to downgrades from special mention loans of $14.1 million, additional substandard loans of $13.9 million CRE loans, $4.3 million SFR mortgage loans, partially offset by upgrades to watch and pass loans of $9.1 million, substandard loans payoffs or paydowns of $6.0 million CRE loans, and substandard loans payoffs or paydowns of $3.8 million SFR mortgage loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $162.8 million, or 194.8%, to $246.3 million as of June 30, 2023 as compared to $83.5 million at December 31, 2022. The increase in cash and cash equivalents was due to increases in the balances of time deposits due to bank-wide time deposits promotions to strengthen our liquidity position and slowdown in lending.

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

Goodwill and Other Intangible Assets. Goodwill was $71.5 million at both June 30, 2023 and December 31, 2022. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consist of CDI, were $3.2 million and $3.7 million at June 30, 2023 and December 31, 2022, respectively. The CDI assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of eight to ten years.

Liabilities. Total liabilities increased by $140.8 million to $3.6 billion at June 30, 2023 from $3.4 billion at December 31, 2022, primarily due to a $197.7 million increase in deposits, offset by a $70.0 million decrease in FHLB advances.

Deposits. As an Asian-American business bank that focuses on successful businesses and their owners, many of our depositors choose to make large deposits with us.

The following table summarizes our average deposit balances and weighted average rates for the three months ended June 30, 2023 and year ended December 31, 2022:

	For the Three Months Ended		For the Year Ended
	June 30, 2023		December 31, 2022
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$606,015	—	$1,050,063	—
Interest-bearing:
NOW	59,789	1.36%	73,335	0.36%
Money market	432,384	2.34%	631,094	0.81%
Savings	111,214	0.21%	144,409	0.13%
Time, less than $250,000	1,221,760	4.07%	609,464	1.08%
Time, $250,000 and over	709,803	3.83%	565,059	1.20%
Total interest-bearing	2,534,950	3.47%	2,023,361	0.93%
Total deposits	$3,140,965	2.80%	$3,073,424	0.61%

The following table sets forth the maturity of time deposits of $250,000 or more and all wholesale deposits as of June 30, 2023:

	Maturity Within:
(dollars in thousands)	Three Months	After Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$185,945	$196,027	$346,597	$3,828	$732,397
Wholesale deposits (1)	7,921	12,716	43,454	4,370	68,461
Time, brokered	49,913	179,953	139,985	—	369,851
Total	$243,779	$388,696	$530,036	$8,198	$1,170,709

(1)	Wholesale deposits are defined as time deposits under $250,000 originated through via internet rate line and/or through other deposit originators.

We acquire wholesale time deposits from the internet and outside deposits originators as needed to supplement liquidity. The total amount of such deposits was $68.5 million as of June 30, 2023 and $7.1 million as of December 31, 2022. The Bank had $369.9 million in brokered deposits at June 30, 2023 and $255.0 million in brokered deposits at December 31, 2022. The increases in brokered deposits and wholesale deposits were a result of efforts to strengthen our liquidity position.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(dollars in thousands)
	June 30, 2023	December 31, 2022
Uninsured deposits	$1,286,469	$1,212,517

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $538.9 million at June 30, 2023. The following table sets forth the maturity distribution of the estimated uninsured time deposits

As of June 30,
(dollars in thousands)	2023
3 months or less	$156,865
Over 3 months through 6 months	122,271
Over 6 months through 12 months	250,555
Over 12 months	9,376
Total	$539,067

Total deposits increased $197.7 million to $3.2 billion at June 30, 2023 as compared to $3.0 billion at December 31, 2022. The increase was mainly due to increases in the balances of higher yielding time deposits. As of June 30, 2023, total deposits were comprised of 18.4% noninterest-bearing demand accounts, 18.9% of interest-bearing non-maturity accounts and 62.7% of time deposits.

As of June 30, 2023, $9,000 in deposit overdrafts were reclassified as other loans. As of December 31, 2022, the amount was $108,000.

FHLB Borrowings and Letter of Credit. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. We had no FHLB short-term advances at June 30, 2023 and $70.0 million in FHLB short-term advances at December 31, 2022. The Company secured the short-term FHLB advances in order to maintain its liquidity to meet its funding needs due to reduced concentration of certain deposit customers and other deposit outflows. We had $150.0 million in FHLB long-term advances at June 30, 2023 and December 31, 2022. The original term is five years, maturing by March 2025. The average fixed interest rate on FHLB long-term advances is 1.18%. The Company secured this funding in case it experienced a liquidity issue caused by the COVID-19 pandemic and to obtain an attractive interest rate. The following table sets forth information on our total FHLB advances during the periods presented:

	As of and For the Three Months Ended		As of and For the Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2023	2022	2023	2022
Outstanding at period-end	$150,000	$250,000	$150,000	$250,000
Average amount outstanding	160,220	182,749	194,807	166,465
Maximum amount outstanding at any month-end	150,000	250,000	220,000	250,000
Weighted average interest rate:
During period	1.45%	1.14%	2.06%	1.16%
End of period	1.18%	1.37%	1.18%	1.37%

On May 3, 2023, the FHLB issued a letter of credit of $30 million on behalf of the Bank for a certificate of deposit of $30 million from the State of California.  Expiration date on the letter of credit will be at August 31, 2023 upon maturity of the certificate of deposit.

Long-term Debt. In November 2018, the Company issued $55.0 million of 6.18% fixed-to-floating rate subordinated notes due December 1, 2028. The Company used the net proceeds from the offering for general corporate purposes, including providing capital to the Bank and maintaining adequate liquidity at the Company. The subordinated notes bear interest at the initial rate of 6.18% per annum from December 1, 2018 until but excluding December 1, 2023, payable on June 1 and December 1 of each year. Thereafter, the Company will pay interest on the principal amount of this note at a variable rate equal to three-month LIBOR plus 315 basis points each March 1, June 1, September 1 and December 1.

In March 2021, the Company issued $120 million of 4.00% fixed-to-floating rate subordinated debentures due April 1, 2031. The interest rate is fixed through July 1, 2026 and floats at 3 month SOFR plus 329 basis points thereafter. The Company can redeem these subordinated debentures beginning April 1, 2026. The subordinated debentures are considered Tier 2 capital at the Company.

Subordinated Debentures. Subordinated debentures consist of subordinated notes. As of June 30, 2023 and December 31, 2022, the amount outstanding was $14.8 million and $14.7 million, respectively. Under the terms of our subordinated notes and the related subordinated note purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt. These subordinated notes consist of the following:

●  The Company maintains the TFC Statutory Trust ("TFC Trust"), which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). These trust preferred securities were originally issued by TFC Trust, which was a subsidiary of TFC Holding Company, which was acquired by the Company in February 2016. The Company determined the fair value as of the valuation date of the TFC Trust issuance was $3.3 million, indicating a discount of $1.9 million. The underlying debentures bear interest equal to three-month LIBOR plus 1.65%, payable each March 15, June 15, September 15 and December 15. The maturity date is March 15, 2037. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 1.65%, which was 7.20% as of June 30, 2023 and 6.42% at December 31, 2022.

●  The Company maintains the First American International Statutory Trust I ("FAIC Trust"), which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). These trust preferred securities were originally issued by FAIC Trust, which was a subsidiary of FAIC, which the Company acquired in October 2018. The Company determined the fair value as of the valuation date of the FAIC Trust issuance was $6.0 million, with a discount of $1.2 million. The underlying debentures bear interest equal to three-month LIBOR plus 2.25%, payable each March 15, June 15, September 15 and December 15. The maturity is December 15, 2034. The rate at June 30, 2023 was 7.80% and 7.02% at December 31, 2022.

●  In January 2020, the Company, through the acquisition of PGB Holdings, Inc., acquired Pacific Global Bank Trust I ("PGBH Trust"), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. There was a $763,000 discount recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month LIBOR plus 2.10% through final maturity on December 15, 2034. The rate at June 30, 2023 was 7.65% and 6.87% at December 31, 2022.

The United Kingdom's Financial Conduct Authority and Intercontinental Exchange Benchmark Administration ceased publishing LIBOR rates at June 30, 2023. After the LIBOR replacement date of June 30, 2023, the Company selected CME term SOFR with relevant spread adjustment as the alternative reference rate to replace LIBOR on and after July 3, 2023, with respect to the Company’s subordinated notes and subordinated debentures.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available for sale investment securities.

Shareholders’ equity increased $15.7 million, or 3.2%, to $500.3 million during the six-month period ended June 30, 2023 due to $21.9 million of net income, partially offset by $6.1 million of common stock cash dividends.

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

The Bank's net loan to deposit ratio was 99.3% at June 30, 2023 and 110.7% at December 31, 2022. The Bank's uninsured deposits were $1.3 billion at June 30, 2023 and $1.2 billion at December 31, 2022.

As of both June 30, 2023 and December 31, 2022, we had $92.0 million of unsecured federal funds lines with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window were $40.8 million at June 30, 2023 and $12.0 million at December 31, 2022, respectively. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $63.7 million and $16.8 million as of June 30, 2023 and December 31, 2022, respectively. We did not have any borrowings outstanding with the Federal Reserve at June 30, 2023 and December 31, 2022, and our borrowing capacity is limited only by eligible collateral.

At June 30, 2023 and December 31, 2022, we had $150.0 million in FHLB long-term advances outstanding. We had no FHLB short-term advances outstanding at June 30, 2023 and $70.0 million in FHLB short-term advances outstanding at December 31, 2022. Based on the values of loans pledged as collateral, we had $1.1 billion of borrowing capacity with the FHLB as of June 30, 2023 and $1.1 billion at December 31, 2022. On May 3, 2023, the FHLB issued a letter of credit of $30 million on behalf of the Bank for a certificate of deposit of $30 million from the State of California.  Expiration date on the letter of credit will be at August 31, 2023 upon maturity of the certificate of deposit.

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

The table below summarizes the minimum capital requirements applicable to RBB and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to RBB and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as RBB’s and the Bank’s capital ratios as of June 30, 2023 and December 31, 2022. RBB and the Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at June 30, 2023	Ratio at December 31, 2022	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	11.60%	11.67%	4.00%	4.00%	5.00%
Bank	13.79%	14.89%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	16.91%	16.03%	4.50%	7.00%	6.50%
Bank	20.77%	21.14%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	17.46%	16.58%	6.00%	8.50%	8.00%
Bank	20.77%	21.14%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	25.27%	24.27%	8.00%	10.50%	10.00%
Bank	22.02%	22.40%	8.00%	10.50%	10.00%

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

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at June 30, 2023:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,184,292	$—	$—	$—	$1,184,292
Time deposits	1,973,445	16,310	1,369	—	1,991,124
FHLB advances	—	150,000	—	—	150,000
Long-term debt	—	—	—	173,874	173,874
Subordinated debentures	—	—	—	14,829	14,829
Leases	4,646	8,959	8,864	10,536	33,005
Total contractual obligations	$3,162,383	$175,269	$10,233	$199,239	$3,547,124

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

(dollars in thousands, except share and per share data)	June 30, 2023	December 31, 2022
Tangible common equity:
Total shareholders' equity	$500,290	$484,563
Adjustments
Goodwill	(71,498)	(71,498)
Core deposit intangible	(3,246)	(3,718)
Tangible common equity	$425,546	$409,347
Tangible assets:
Total assets-GAAP	$4,075,618	$3,919,058
Adjustments
Goodwill	(71,498)	(71,498)
Core deposit intangible	(3,246)	(3,718)
Tangible assets:	$4,000,874	$3,843,842
Common shares outstanding	18,995,303	18,965,776
Common equity to assets ratio	12.28%	12.36%
Book value per share	$26.34	$25.55
Tangible common equity to tangible assets ratio	10.64%	10.65%
Tangible book value per share	$22.40	$21.58

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net income available to common shareholders	$10,949	$15,477	$21,919	$30,094
Average shareholders' equity	500,062	466,603	496,202	468,739
Adjustments:
Goodwill	(71,498)	(71,498)	(71,498)	(70,389)
Core deposit intangible	(3,400)	(4,430)	(3,517)	(4,246)
Adjusted average tangible common equity	$425,164	$390,675	$421,187	$394,104
Return on average tangible common equity	10.33%	15.89%	10.49%	15.40%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-300	-200	-100	+100	+200	+300
June 30, 2023
Dollar change	$5,318	$2,564	$498	$5,837	$11,323	$16,979
Percent change	4.76%	2.30%	0.45%	5.23%	10.14%	15.21%
December 31, 2022
Dollar change	$3,267	$5,538	$3,462	$5,745	$11,545	$17,212
Percent change	2.39%	4.06%	2.54%	4.21%	8.46%	12.61%

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

The NII at Risk reported at June 30, 2023, projects that our earnings are expected to be asset sensitive to changes in interest rates over the next year.

Economic value of equity ("EVE") is a cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows. This calculation is used for asset/liability management and measures changes in the economic value of the Bank.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-300	-200	-100	+100	+200	+300
June 30, 2023
Dollar change	(31,343)	(6,373)	7,811	(27,962)	(58,700)	(90,156)
Percent change	(5.53)%	(1.12)%	1.38%	(4.93)%	(10.36)%	(15.91)%
December 31, 2022
Dollar change	(83,032)	(30,544)	(3,801)	(22,540)	(47,643)	(74,319)
Percent change	(12.92)%	(4.75)%	(0.59)%	(3.51)%	(7.41)%	(11.56)%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate +/-100, +/-200, and +/-300 basis point parallel shifts in market interest rates.

The EVE reported at June 30, 2023 projects that as interest rates increase immediately, the economic value of equity position is expected to decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Material Weakness in Internal Control Over Financial Reporting

         Our principal executive officer and principal financial officer identified material weaknesses related to the Company’s internal control over financial reporting and, as such, concluded that the Company's internal control over financial reporting was ineffective as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The following material weaknesses were identified in the Company’s internal control over financial reporting:

●	The Company failed to design and maintain effective controls with respect to the review, analysis and approval of related party transactions and relied on the completeness and accuracy of director and officer questionnaires. The material weakness resulted in an adjustment to the Company’s related party transaction disclosures as of September 30, 2022 and December 31, 2022. This material weakness did not result in any adjustment to the related party disclosure or misstatement as of June 30, 2023.
●	The Company failed to design and maintain effective controls over segregation of duties with respect to the review, posting and approval of journal entries and accounts payable transactions and maintain effective IT access controls around the related system. The material weakness did not result in a misstatement.
●	The Company failed to design and maintain effective controls with respect to the review of various assumptions and judgements within the CECL model including subjective assumptions within the quantitative discounted cash flow calculation and subjective judgements related to qualitative factors and maintain effective IT access controls around the related system. The material weakness did not result in a misstatement.
●	The Company’s control environment failed to demonstrate a commitment to attract, develop, and retain competent individuals in the area of internal control over financial reporting. The material weakness did not result in a misstatement.

          The Company has concluded that the existence of these material weaknesses did not result in a material misstatement of the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 or in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.

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

In order to remediate the material weakness related to related party transactions, the Company has enhanced training for those individuals responsible for reporting related party transactions. Further, the Company has and will continue to enhance controls to evaluate the completeness of reported relationships and to flag related party transactions in the Company’s books and records. Based on subsequent remediation efforts and enhanced controls, no adjustment was made to the Company related party transactions disclosure as of June 30, 2023.

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

On April 22, 2021, March 16, 2022, and June 14, 2022, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 500,000 shares, 500,000 shares, and 500,000 shares, respectively, of our common stock. For the three months ended June 30, 2023, we did not repurchase any shares of common stock, as shown in the table below.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2023 to April 30, 2023	—	$—	—	433,124
May 1, 2023 to May 31, 2023	—	$—	—	433,124
June 1, 2023 to June 30, 2023	—	$—	—	433,124
Total	—			433,124

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

10.1	Employment Agreement, effective as of July 20, 2023, between RBB Bancorp, Royal Business Bank and Johnny Lee (5)

10.2	Second Amendment of Employment Agreement, effective as of May 11, 2023, between RBB Bancorp, Royal Business Bank and David R. Morris (6)

10.3	Employment Agreement, effective as of March 22, 2023, between RBB Bancorp, Royal Business Bank and Alex Ko (7)

10.4	Employment Agreement, effective as of March 22, 2023, between RBB Bancorp, Royal Business Bank and Gary Fan (8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

(5)	Incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on July 24, 2023.

(6)	Incorporated by reference from Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 11, 2023.

(7)	Incorporated by reference from Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on May 11, 2023.

(8)	Incorporated by reference from Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on May 11, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: August 8, 2023	/s/ David Morris
David Morris Chief Executive Officer

Date: August 8, 2023	/s/ Alex Ko
Alex Ko Chief Financial Officer