Form 10-Q
period 2023-09-30
RBB Bancorp
filed 2023-11-14
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

Number of shares of common stock of the registrant: 18,995,303 outstanding as of October 31, 2023.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(In thousands, except share amounts)

	(Unaudited)
	September 30,	December 31,
	2023	2022
Assets
Cash and due from banks	$330,791	$83,548
Interest-earning deposits in other financial institutions	600	600
Securities:
Available for sale	354,378	256,830
Held to maturity (fair value of $4,750 and $5,563 at September 30, 2023 and December 31, 2022, respectively)	5,214	5,729
Mortgage loans held for sale	62	—
Loans held for investment:
Real estate	2,929,017	3,053,864
Commercial and other	191,552	283,106
Total loans	3,120,569	3,336,970
Unaccreted discount on acquired loans	(998)	(1,238)
Deferred loan costs, net	1,381	717
Total loans, net of deferred loan costs and unaccreted discounts on acquired loans	3,120,952	3,336,449
Allowance for credit losses	(42,430)	(41,076)
Net loans	3,078,522	3,295,373

Premises and equipment, net	26,134	27,009
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Net deferred tax assets	18,323	16,977
Cash surrender value of bank owned life insurance (BOLI)	58,346	57,310
Goodwill	71,498	71,498
Servicing assets	8,439	9,521
Core deposit intangibles	3,010	3,718
Right-of-use assets- operating leases	29,949	25,447
Accrued interest and other assets	69,088	50,498
Total assets	$4,069,354	$3,919,058

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(In thousands, except share amounts)

	(Unaudited)
	September 30,	December 31,
	2023	2022
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$572,393	$798,741
Savings, NOW and money market accounts	608,020	615,339
Time deposits $250,000 and under	1,237,831	837,369
Time deposits over $250,000	735,828	726,234
Total deposits	3,154,072	2,977,683

Reserve for unfunded commitments	654	1,157
FHLB advances	150,000	220,000
Long-term debt (net of unamortized debt issuance costs of $981 and $1,415 at September 30, 2023 and December 31, 2022, respectively)	174,019	173,585
Subordinated debentures	14,884	14,720
Lease liabilities - operating leases	31,265	26,523
Accrued interest and other liabilities	41,949	20,827
Total liabilities	3,566,843	3,434,495

Commitments and contingencies - Note 13

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 18,995,303 shares issued and outstanding at September 30, 2023 and 18,965,776 shares issues and outstanding at December 31, 2022	277,462	276,912
Additional paid-in capital	3,579	3,361
Retained earnings	247,159	225,883
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(25,761)	(21,665)
Total shareholders’ equity	502,511	484,563
Total liabilities and shareholders’ equity	$4,069,354	$3,919,058

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest and dividend income:
Interest and fees on loans	$47,617	$43,588	$148,369	$121,631
Interest on interest-earning deposits	3,193	373	6,096	655
Interest on investment securities	4,211	1,784	10,321	4,210
Dividend income on FHLB stock	290	224	814	673
Interest on federal funds sold and other	252	445	716	1,149
Total interest income	55,563	46,414	166,316	128,318
Interest expense:
Interest on savings deposits, now and money market accounts	3,106	1,529	8,180	3,091
Interest on time deposits	21,849	2,460	54,424	5,540
Interest on subordinated debentures and long-term debt	2,579	2,427	7,668	7,154
Interest on other borrowed funds	440	1,020	2,428	1,974
Total interest expense	27,974	7,436	72,700	17,759
Net interest income	27,589	38,978	93,616	110,559
Provision for credit losses	1,399	1,766	3,793	3,048
Net interest income after provision for credit losses	26,190	37,212	89,823	107,511
Noninterest income:
Service charges, fees and other	1,357	1,214	4,150	3,745
Gain on sale of loans	212	265	258	1,783
Loan servicing fees, net of amortization	623	724	1,959	1,628
Increase in cash surrender value of life insurance	356	332	1,036	986
Gain on sale of OREO	190	—	190	—
Gain on sale of fixed assets	32	—	32	757
	2,770	2,535	7,625	8,899
Noninterest expense:
Salaries and employee benefits	9,744	9,561	28,935	28,558
Occupancy and equipment expenses	2,414	2,349	7,242	6,728
Data processing	1,315	1,306	3,969	3,857
Legal and professional	1,022	1,077	6,907	4,337
Office expenses	437	382	1,163	1,033
Marketing and business promotion	340	364	892	1,172
Insurance and regulatory assessments	730	441	2,043	1,360
Core deposit premium	236	277	708	833
Other expenses	638	940	2,445	2,489
	16,876	16,697	54,304	50,367
Income before income taxes	12,084	23,050	43,144	66,043
Income tax expense	3,611	6,398	12,752	19,297
Net income	$8,473	$16,652	$30,392	$46,746

Net income per share
Basic	$0.45	$0.88	$1.60	$2.44
Diluted	0.45	0.87	1.60	2.41

Weighted-average common shares outstanding
Basic	18,995,303	18,988,443	18,991,579	19,142,732
Diluted	18,997,304	19,130,447	19,013,838	19,415,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$8,473	$16,652	$30,392	$46,746

Other comprehensive loss:
Unrealized loss on securities available for sale:	(4,824)	(9,773)	(5,838)	(30,140)

Related income tax effect:	1,468	2,999	1,742	9,275

Total other comprehensive loss	(3,356)	(6,774)	(4,096)	(20,865)

Total comprehensive income	$5,117	$9,878	$26,296	$25,881

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Loss, net	Total
Balance at June 30, 2023	18,995,303	$277,462	$3,436	$241,725	$72	$(22,405)	$500,290
Net income	—	—	—	8,473	—	—	8,473
Stock-based compensation	—	—	143	—	—	—	143
Cash dividends on common stock ($0.16 per share)	—	—	—	(3,039)	—	—	(3,039)
Other comprehensive loss, net of taxes	—	—	—	—	—	(3,356)	(3,356)
Balance at September 30, 2023	18,995,303	$277,462	$3,579	$247,159	$72	$(25,761)	$502,511

Balance at June 30, 2022	18,881,829	$275,096	$4,193	$197,889	$72	$(15,747)	$461,503
Net income	—	—	—	16,652	—	—	16,652
Stock-based compensation	—	—	274	—	—	—	274
Restricted stock unit vested	6,450	175	(175)	—	—	—	—
Cash dividends on common stock ($0.14 per share)	—	—	—	(2,663)	—	—	(2,663)
Stock options exercised	217,932	3,680	(1,099)	—	—	—	2,581
Repurchase of common stock	(94,539)	(1,370)	—	(608)	—	—	(1,978)
Other comprehensive loss, net of taxes	—	—	—	—	—	(6,774)	(6,774)
Balance at September 30, 2022	19,011,672	$277,581	$3,193	$211,270	$72	$(22,521)	$469,595

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Loss, net	Total
Balance at January 1, 2023	18,965,776	$276,912	$3,361	$225,883	$72	$(21,665)	$484,563
Net income	—	—	—	30,392	—	—	30,392
Stock-based compensation	—	—	609	—	—	—	609
Restricted stock unit vested	20,374	391	(391)	—	—	—	—
Cash dividends on common stock ($0.48 per share)	—	—	—	(9,116)	—	—	(9,116)
Stock options exercised	9,153	159	—	—	—	—	159
Other comprehensive loss, net of taxes	—	—	—	—	—	(4,096)	(4,096)
Balance at September 30, 2023	18,995,303	$277,462	$3,579	$247,159	$72	$(25,761)	$502,511

Balance at January 1, 2022	19,455,544	$282,335	$4,603	$181,329	$72	$(1,656)	$466,683
Cumulative effect of change in accounting principle related to ASC 326 (1)	—	—	—	(2,204)	—	—	(2,204)
Net income	—	—	—	46,746	—	—	46,746
Stock-based compensation	—	—	680	—	—	—	680
Restricted stock cancelled	(40,000)	—	—	—	—	—	—
Restricted stock vested	—	355	(355)	—	—	—	—
Restricted stock unit vested	7,450	202	(202)	—	—	—	—
Cash dividends on common stock ($0.42 per share)	—	—	—	(8,074)	—	—	(8,074)
Stock options exercised	442,308	6,969	(1,533)	—	—	—	5,436
Repurchase of common stock	(853,630)	(12,280)	—	(6,527)	—	—	(18,807)
Other comprehensive loss, net of taxes	—	—	—	—	—	(20,865)	(20,865)
Balance at September 30, 2022	19,011,672	$277,581	$3,193	$211,270	$72	$(22,521)	$469,595

(1) Represents the impact of the adoption of Accounting Standards Update ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) on January 1, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net income	$30,392	$46,746
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization of premises and equipment	1,520	1,869
Net accretion of securities, loans, deposits, and other	(4,257)	(391)
Amortization of investment in affordable housing tax credits	846	778
Amortization of intangible assets	1,976	3,023
Amortization of right-of-use asset	3,765	3,858
Change in operating lease liabilities	(3,525)	(3,754)
Provision for credit losses	3,793	3,048
Stock-based compensation	609	680
Deferred tax benefit	395	72
Gain on sale of loans	(258)	(1,783)
Gain on sale of OREO	(190)	—
Gain on sale of fixed assets	(32)	(757)
Increase in cash surrender value of life insurance	(1,036)	(986)
Loans originated and purchased for sale, net	(10,236)	(37,612)
Proceeds from loans sold	14,626	56,480
Other items	21,716	17
Net cash provided by operating activities	60,104	71,288
Investing activities
Securities available for sale:
Purchases	(592,177)	(340,226)
Maturities, repayments and calls	493,220	412,480
Securities held to maturity:
Maturities, repayments and calls	500	500
Purchase of other equity securities, net	(378)	(1,208)
Net increase of investment in qualified affordable housing projects	(72)	(133)
Net decrease (increase) in loans	188,856	(294,693)
Proceeds from sales of OREO	483	—
Net cash received in connection with a branch purchase	—	71,352
Proceeds from sale of fixed assets	32	757
Purchases of premises and equipment	(614)	(1,473)
Net cash provided by (used in) investing activities	89,850	(152,644)
Financing activities
Net decrease in demand deposits and savings accounts	(233,667)	(502,364)
Net increase (decrease) in time deposits	409,913	(5,028)
Proceeds from FHLB advances	80,000	470,000
Repayments of FHLB Advances	(150,000)	(380,000)
Cash dividends paid	(9,116)	(8,074)
Common stock repurchased, net of repurchased costs	—	(18,807)
Exercise of stock options	159	5,436
Net cash provided by (used in) financing activities	97,289	(438,837)
Net increase (decrease) in cash and cash equivalents	247,243	(520,193)
Cash and cash equivalents at beginning of period	83,548	694,372
Cash and cash equivalents at end of period	$330,791	$174,179
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$64,936	$15,500
Taxes paid	2,829	19,263
Non-cash investing and financing activities:
Loans transfer to held for sale, net	4,194	12,313
Additions to servicing assets	186	727
Net change in unrealized holding gain on securities available for sale	(5,838)	(30,140)
Recognition of operating lease right-of-use assets	(8,267)	(6,172)
Recognition of operating lease liabilities	8,267	6,172
Acquisition:
Assets acquired, net of cash received	—	8,183
Liabilities assumed	—	81,790
Cash considerations	—	(71,040)
Goodwill	—	2,255

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 - BUSINESS DESCRIPTION

RBB Bancorp (“RBB”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, Royal Business Bank (“Bank”) and RBB Asset Management Company (“RAM”), collectively referred to herein as the “Company.” RAM was formed to hold and manage problem assets acquired in business combinations.

At September 30, 2023, the Company had total consolidated assets of $4.1 billion, gross consolidated loans of $3.1 billion, total consolidated deposits of $3.2 billion and total consolidated shareholders' equity of $502.5 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB.”

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

The Company generates its revenue primarily from interest received on loans and, to a lesser extent, from interest received on investment securities and interest-earning deposits. The Company also derives income from noninterest sources, such as fees received in connection with various lending and deposit services, loan servicing, gain on sales of loans and wealth management services. The Company’s principal expenses include interest expense on deposits and borrowings, and operating expenses, such as salaries and employee benefits, occupancy and equipment, data processing, and income tax expense.

The Company has completed six whole bank acquisitions and one branch acquisition from July 2011 through January 2022. All of the Company’s acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. The Company previously disclosed that, on December 28, 2021, it entered into a definitive agreement to acquire Gateway Bank F.S.B. (“Gateway”) in an all cash transaction, subject to certain terms and conditions. On September 28, 2023, the Company announced that it and Gateway have mutually agreed to terminate the definitive agreement, effective as of September 28, 2023. Neither party has or will have any liability or pay any penalty to the other party as a result of the termination, and each party has released the other from any and all claims related to the definitive agreement or the transactions contemplated by the definitive agreement.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months and the nine months ended September 30, 2023 are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2022, included in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2022 and Amendment No. 1 to the Annual Report on Form 10-K/A (collectively our “2022 Annual Report”).

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

Recent Accounting Pronouncements

Recently adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (Topic 326), including subsequent amendments to this ASU. This ASU changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced today's "incurred loss" approach with an "expected loss" model. The new model, referred to as the current expected credit loss ("CECL") model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held to maturity securities, loan commitments, and financial guarantees. Available for sale (“AFS”) debt securities with unrealized losses are recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. On December 31, 2022, the Company retroactively adopted CECL effective  January 1, 2022 as the Company's status as an emerging growth company expired as of December 31, 2022. A one-time cumulative adjustment of $2.1 million was made to the Company's allowance for credit losses (“ACL”) which was recorded through retained earnings upon adoption of ASU 2016-13 as of January 1, 2022.

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

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three-year period the day-one adverse regulatory capital effects of ASU 2016-13. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the novel coronavirus disease 2019 ("COVID-19") pandemic. As a result, entities will have the option to gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. Effective January 1, 2022, the Company adopted ASU 2016-13, reflected the full effect of CECL at December 31, 2022, and did not elect the three-year or five-year CECL phase-in options on regulatory capital.

In February 2020, the FASB issued ASU 2020-02, “Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update).” This is an amendment to add the SEC Staff guidance on CECL to the FASB codification. It contains guidance on what the SEC would expect the Company to perform and document when measuring and recording its ACL for financial assets recorded at amortized cost. The Company retroactively adopted CECL on January 1, 2022.

In  October 2021, the FASB issued ASU 2021-08, "Accounting for Contract Assets and Contract Liabilities," to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance as if the acquirer had originated the contract. That is, such acquired contracts will not be measured at fair value. The ASU is potentially material to the Company, depending on the materiality of an acquired contract asset or liability. The Update is effective for public companies in fiscal years starting after  December 15, 2022. The Company adopted ASU 2021-08 on January 1, 2023 and the adoption did not have a material impact on the Company's consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate (“SOFR”). This pronouncement is applicable to all companies with contracts or hedging relationships that reference an interest rate that is expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time. The optional relief generally does not apply to contract modifications made, sales and transfers of HTM debt securities, and hedging relationships entered into or evaluated after December 31, 2022. The guidance was effective upon issuance and generally can be applied through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The LIBOR termination was  June 30, 2023. The Company converted LIBOR to CME Term SOFR with relevant spread adjustment as the alternative reference rate for all loans indexed under LIBOR beginning on and after July 3, 2023. No LIBOR indexed loans are being originated. The Company has several issuances of LIBOR based long-term debt and subordinated debentures. Refer to Notes 9 and 10 of the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recently issued not yet effective

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820)—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions." This pronouncement clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. ASU 2022-03 will be effective for the Company on  January 1, 2024. Adoption of ASU 2022-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323)." This Update permits reporting entities to elect to account for their tax equity investments using the proportional amortization method if certain conditions are met. It requires that a liability to be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. The reporting entity needs to disclose the nature of its tax equity investments and the effect of its tax equity investments on its financial position and results of operations. ASU 2023-02 will be effective for the Company in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of ASU 2023-02 is not expected to have a material impact on the Company's consolidated financial statements.

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

Third-party acquisition related expenses are recognized as incurred and continue until the acquired system is converted and operational functions become fully integrated. The Company incurred third-party acquisition related expenses in the consolidated statements of income for the periods indicated in the expense item “Merger expenses.”

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) debt securities and HTM debt securities as of September 30, 2023 and December 31, 2022, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2023	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$8,694	$—	$(800)	$7,894
SBA agency securities	7,533	—	(272)	7,261
Mortgage-backed securities: residential	41,501	—	(8,064)	33,437
Collateralized mortgage obligations: residential	86,343	—	(15,144)	71,199
Collateralized mortgage obligations: commercial	70,837	1	(3,343)	67,495
Commercial paper	129,105	—	(32)	129,073
Corporate debt securities	34,817	—	(5,011)	29,806
Municipal securities	12,644	—	(4,431)	8,213
Total	$391,474	$1	$(37,097)	$354,378

Held to maturity
Municipal taxable securities	$502	$—	$(3)	$499
Municipal securities	4,712	—	(461)	4,251
Total	$5,214	$—	$(464)	$4,750

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,012	$—	$(517)	$4,495
SBA agency securities	2,634	—	(223)	2,411
Mortgage-backed securities: residential	44,809	—	(6,752)	38,057
Mortgage-backed securities: commercial	4,887	—	(16)	4,871
Collateralized mortgage obligations: residential	82,759	—	(12,856)	69,903
Collateralized mortgage obligations: commercial	44,591	—	(2,901)	41,690
Commercial paper	49,551	2	(16)	49,537
Corporate debt securities	41,176	1	(4,165)	37,012
Municipal securities	12,669	—	(3,815)	8,854
Total	$288,088	$3	$(31,261)	$256,830

Held to maturity
Municipal taxable securities	$1,003	$7	$(3)	$1,007
Municipal securities	4,726	—	(170)	4,556
Total	$5,729	$7	$(173)	$5,563

At September 30, 2023, we pledged investment securities with a fair value of $93.1 million for certificates of deposit from the state of California. One security with a fair value of $63,000 and $76,000 at September 30, 2023 and December 31, 2022, respectively, was pledged to secure a local agency deposit.

There were no sales of investment securities during the three and nine months ended September 30, 2023 and 2022, respectively.

Accrued interest receivable for investment debt securities at September 30, 2023 and December 31, 2022 totaled $839,000 and $810,000, respectively.

The amortized cost and fair value of the investment securities portfolio at September 30, 2023 and December 31, 2022 are shown by expected maturity below. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
September 30, 2023
Government agency securities	$—	$—	$8,694	$7,894	$—	$—	$—	$—	$8,694	$7,894
SBA agency securities	—	—	2,387	2,115	5,146	5,146	—	—	7,533	7,261
Mortgage-backed securities: residential	—	—	11,546	10,028	20,114	16,164	9,841	7,245	41,501	33,437
Collateralized mortgage obligations: residential	—	—	23,737	22,217	58,783	46,416	3,823	2,566	86,343	71,199
Collateralized mortgage obligations: commercial	3,173	3,163	22,470	20,230	45,194	44,102	—	—	70,837	67,495
Commercial paper	129,105	129,073	—	—	—	—	—	—	129,105	129,073
Corporate debt securities	—	—	12,919	12,225	19,253	15,822	2,645	1,759	34,817	29,806
Municipal securities	—	—	—	—	—	—	12,644	8,213	12,644	8,213
Total available for sale	$132,278	$132,236	$81,753	$74,709	$148,490	$127,650	$28,953	$19,783	$391,474	$354,378

Municipal taxable securities	$—	$—	$502	$499	$—	$—	$—	$—	$502	$499
Municipal securities	—	—	—	—	2,338	2,085	2,374	2,166	4,712	4,251
Total held to maturity	$—	$—	$502	$499	$2,338	$2,085	$2,374	$2,166	$5,214	$4,750
(dollars in thousands)
December 31, 2022
Government agency securities	$—	$—	$5,012	$4,495	$—	$—	$—	$—	$5,012	$4,495
SBA agency securities	—	—	2,634	2,411	—	—	—	—	2,634	2,411
Mortgage-backed securities: residential	—	—	13,013	11,598	29,114	24,361	2,682	2,098	44,809	38,057
Mortgage-backed securities: commercial	—	—	4,887	4,871	—	—	—	—	4,887	4,871
Collateralized mortgage obligations: residential	—	—	20,687	19,646	62,072	50,257	—	—	82,759	69,903
Collateralized mortgage obligations: commercial	—	—	16,382	14,644	28,209	27,046	—	—	44,591	41,690
Commercial paper	49,551	49,537	—	—	—	—	—	—	49,551	49,537
Corporate debt securities	3,705	3,706	11,355	10,806	23,454	20,662	2,662	1,838	41,176	37,012
Municipal securities	—	—	—	—	—	—	12,669	8,854	12,669	8,854
Total available for sale	$53,256	$53,243	$73,970	$68,471	$142,849	$122,326	$18,013	$12,790	$288,088	$256,830

Municipal taxable securities	$501	$498	$502	$509	$—	$—	$—	$—	$1,003	$1,007
Municipal securities	—	—	—	—	1,739	1,692	2,987	2,864	4,726	4,556
Total held to maturity	$501	$498	$502	$509	$1,739	$1,692	$2,987	$2,864	$5,729	$5,563

The following tables show the related fair value and the gross unrealized losses of the Company's investment securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023, and December 31, 2022:

	Less than Twelve Months		Twelve Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
Government agency securities	$4,119	$(174)	$3,775	$(626)	$7,894	$(800)
SBA securities	—	—	2,115	(272)	2,115	(272)
Mortgage-backed securities: residential	—	—	33,437	(8,064)	33,437	(8,064)
Collateralized mortgage obligations: residential	11,956	(310)	59,243	(14,834)	71,199	(15,144)
Collateralized mortgage obligations: commercial	23,696	(121)	38,800	(3,222)	62,496	(3,343)
Commercial paper	114,185	(32)	—	—	114,185	(32)
Corporate debt securities	—	—	29,806	(5,011)	29,806	(5,011)
Municipal securities	—	—	8,213	(4,431)	8,213	(4,431)
Total available for sale	$153,956	$(637)	$175,389	$(36,460)	$329,345	$(37,097)

Municipal taxable securities	$499	$(3)	$—	$—	$499	$(3)
Municipal securities	1,281	(134)	2,970	(327)	4,251	(461)
Total held to maturity	$1,780	$(137)	$2,970	$(327)	$4,750	$(464)

	Less than Twelve Months		Twelve Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Government agency securities	$354	$(24)	$4,141	$(493)	$4,495	$(517)
SBA securities	2,411	(223)	—	—	2,411	(223)
Mortgage-backed securities: residential	5,535	(362)	32,522	(6,390)	38,057	(6,752)
Mortgage-backed securities: commercial	4,871	(16)	—	—	4,871	(16)
Collateralized mortgage obligations: residential	27,050	(1,842)	39,815	(11,014)	66,865	(12,856)
Collateralized mortgage obligations: commercial	18,741	(790)	22,949	(2,111)	41,690	(2,901)
Commercial paper	39,624	(16)	—	—	39,624	(16)
Corporate debt securities	22,977	(1,843)	10,330	(2,322)	33,307	(4,165)
Municipal securities	—	—	8,854	(3,815)	8,854	(3,815)
Total available for sale	$121,563	$(5,116)	$118,611	$(26,145)	$240,174	$(31,261)

Municipal taxable securities	$498	$(3)	$—	$—	$498	$(3)
Municipal securities	4,556	(170)	—	—	4,556	(170)
Total held to maturity	$5,054	$(173)	$—	$—	$5,054	$(173)

The securities that were in an unrealized loss position at September 30, 2023 and December 31, 2022, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. The ACL on HTM securities was immaterial at September 30, 2023 and  December 31, 2022.

The Company concluded that the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to the Company's knowledge, established any cause for default on these securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell securities that have declined below their cost before their anticipated recovery. Accordingly, no ACL was recorded as of September 30, 2023 and December 31, 2022, against AFS securities, and there was no provision for credit losses recognized for the nine months ended September 30, 2023 and the year ended December 31, 2022.

Equity Securities - The Company has several Community Reinvestment Act ("CRA") equity investments. The Company recorded no gain nor loss for the three and nine months ended September 30, 2023 and September 30, 2022. CRA equity securities were $22.2 million and $22.2 million as of September 30, 2023 and  December 31, 2022, respectively.

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

The types of loans in the Company's consolidated balance sheets as of September 30, 2023 and December 31, 2022 were as follows:

(dollars in thousands)	September 30, 2023	December 31, 2022
Loans:(1)
Real Estate:
Construction and land development	$259,778	$276,876
Commercial real estate (2)	1,164,210	1,312,132
Single-family residential mortgages	1,505,307	1,464,108
Commercial:
Commercial and industrial	127,655	201,223
SBA	50,420	61,411
Other:
Other loans	13,582	20,699
Total loans (1)	$3,120,952	$3,336,449
Allowance for credit losses	(42,430)	(41,076)
Total loans, net	$3,078,522	$3,295,373

(1) Net of discounts and deferred fees and costs.
(2) Includes non-farm and non-residential real estate loans, multifamily residential and 1-4 family single family residential loans for a business purpose

Allowance for Credit Losses

The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated balance sheet. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company has elected to utilize a discounted cash flow (“DCF”) approach for all segments except consumer loans and warehouse mortgage loans, for which a remaining life approach was elected.

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

The Company uses both internal and external qualitative factors within the CECL model: lending policies, procedures, and strategies; economic conditions; changes in nature and volume of the portfolio; credit staffing and administration experience; problem loan trends; loan review results; collateral values; concentrations; and regulatory and business environment. During the third quarter of 2023, the Company recorded an increase of $1.5 million to ACL and a decrease of $144,000 to allowance for unfunded commitments compared to an increase of $1.8 million to ACL and a decrease of $28,000 to allowance for unfunded commitments during the third quarter of 2022.

The following tables present the balance and activity related to the ACL for held for investment loans by type for the periods presented.

	For the Three Months Ended September 30,
	2023				2022
(dollars in thousands)	Real Estate	Commercial	Other	Total	Real Estate	Commercial	Other	Total
Allowance for credit losses:
Beginning balance	$40,869	$1,733	$490	$43,092	$32,105	$2,646	$1,538	$36,289
Provisions	963	809	(228)	1,544	2,271	(525)	20	1,766
Charge-offs	(2,150)	—	(67)	(2,217)	—	(5)	(44)	(49)
Recoveries	—	1	10	11	—	169	7	176
Ending allowance balance	$39,682	$2,543	$205	$42,430	$34,376	$2,285	$1,521	$38,182

	For the Nine Months Ended September 30,
	2023				2022
(dollars in thousands)	Real Estate	Commercial	Other	Total	Real Estate	Commercial	Other	Total
Allowance for credit losses:
Beginning balance	$37,935	$2,425	$716	$41,076	$28,592	$3,793	$527	$32,912
ASU 2016-13 Transition Adjustment	—	—	—	—	1,612	(604)	1,127	2,135
Adjusted beginning balance	$37,935	$2,425	$716	$41,076	$30,204	$3,189	$1,654	$35,047
Provisions	4,389	178	(270)	4,297	4,172	(1,128)	4	3,048
Charge-offs	(2,642)	(62)	(288)	(2,992)	—	(5)	(146)	(151)
Recoveries	—	2	47	49	—	229	9	238
Ending allowance balance	$39,682	$2,543	$205	$42,430	$34,376	$2,285	$1,521	$38,182

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

The following table summarizes the Company's loans held for investment as of September 30, 2023 and December 31, 2022 by loan portfolio segments, risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from the term loans by vintage year columns.

(dollars in thousands)	Term Loan by Vintage
September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:
Construction and land development
Pass	$198,431	$34,695	$10,659	$3,925	$195	$39	$—	$—	$247,944
Special mention	—	—	11,706	—	—	—	—	—	11,706
Substandard	—	—	—	—	—	128	—	—	128
Doubtful	—	—	—	—	—	—	—	—	—
Total	$198,431	$34,695	$22,365	$3,925	$195	$167	$—	$—	$259,778
YTD period charge-offs	$—	$—	$—	$—	$—	$(12)	$—	$—	$(12)
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$(12)	$—	$—	$(12)
Commercial real estate
Pass	$56,171	$428,412	$189,451	$178,948	$97,249	$159,579	$—	$—	$1,109,810
Special mention	—	—	—	—	7,778	4,904	—	—	12,682
Substandard	303	9,800	—	11,514	2,303	17,798	—	—	41,718
Doubtful	—	—	—	—	—	—	—	—	—
Total	$56,474	$438,212	$189,451	$190,462	$107,330	$182,281	$—	$—	$1,164,210
YTD period charge-offs	$—	$(2,078)	$—	$(459)	$—	$—	$—	$—	$(2,537)
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$(2,078)	$—	$(459)	$—	$—	$—	$—	$(2,537)
Single-family residential mortgages
Pass	$147,380	$601,539	$243,372	$127,839	$85,342	$276,884	$1,813	$—	$1,484,169
Special mention	—	—	—	—	—	3,862	—	—	3,862
Substandard	—	455	—	4,868	545	11,323	85	—	17,276
Doubtful	—	—	—	—	—	—	—	—	—
Total	$147,380	$601,994	$243,372	$132,707	$85,887	$292,069	$1,898	$—	$1,505,307
YTD period charge-offs	$—	$—	$—	$(93)	$—	$—	$—	$—	$(93)
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$(93)	$—	$—	$—	$—	$(93)
Commercial:
Commercial and industrial									—
Pass	$1,524	$3,448	$6,582	$3,021	$2,186	$6,943	$93,638	$—	$117,342
Special mention	—	—	—	—	—	—	2,632	—	2,632
Substandard	—	91	—	1,433	10	4,969	1,175	—	7,678
Doubtful	—	—	—	—	—	—	3	—	3
Total	$1,524	$3,539	$6,582	$4,454	$2,196	$11,912	$97,448	$—	$127,655
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	2	—	—	2
Net	$—	$—	$—	$—	$—	$2	$—	$—	$2
SBA
Pass	$2,812	$11,066	$10,146	$3,079	$4,607	$13,934	$—	$—	$45,644
Special mention	—	—	330	—	—	—	—	—	330
Substandard	—	—	—	—	85	4,361	—	—	4,446
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,812	$11,066	$10,476	$3,079	$4,692	$18,295	$—	$—	$50,420
YTD period charge-offs	$—	$—	$—	$—	$—	$(62)	$—	$—	$(62)
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$(62)	$—	$—	$(62)
Other:
Pass	$204	$3,002	$9,326	$839	$39	$—	$17	$—	$13,427
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	111	36	8	—	—	—	—	155
Doubtful	—	—	—	—	—	—	—	—	—
Total	$204	$3,113	$9,362	$847	$39	$—	$17	$—	$13,582
YTD period charge-offs	$—	$(79)	$(199)	$(10)	$—	$—	$—	$—	$(288)
YTD period recoveries	—	—	46	1	—	—	—	—	47
Net	$—	$(79)	$(153)	$(9)	$—	$—	$—	$—	$(241)
Total by risk rating:
Pass	$406,522	$1,082,162	$469,536	$317,651	$189,618	$457,379	$95,468	$—	$3,018,336
Special mention	—	—	12,036	—	7,778	8,766	2,632	—	31,212
Substandard	303	10,457	36	17,823	2,943	38,579	1,260	—	71,401
Doubtful	—	—	—	—	—	—	3	—	3
Total loans	$406,825	$1,092,619	$481,608	$335,474	$200,339	$504,724	$99,363	$—	$3,120,952
Net charge-offs	$—	$(2,157)	$(153)	$(561)	$—	$(72)	$—	$—	$(2,943)

(dollars in thousands)	Term Loan by Vintage
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:
Construction and land development
Pass	$125,216	$52,262	$99,016	$201	$—	$40	$—	$—	$276,735
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	141	—	—	141
Doubtful	—	—	—	—	—	—	—	—	—
Total	$125,216	$52,262	$99,016	$201	$—	$181	$—	$—	$276,876
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$479,304	$293,058	$195,051	$110,442	$73,013	$117,068	$—	$—	$1,267,936
Special mention	—	—	9,280	—	—	—	—	—	9,280
Substandard	287	—	8,652	2,329	222	23,426	—	—	34,916
Doubtful	—	—	—	—	—	—	—	—	—
Total	$479,591	$293,058	$212,983	$112,771	$73,235	$140,494	$—	$—	$1,312,132
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Single-family residential mortgages
Pass	$637,893	$255,529	$137,964	$96,355	$134,415	$182,893	$2,992	$—	$1,448,041
Special mention	—	—	—	—	3,925	—	—	—	3,925
Substandard	—	—	3,954	—	7,631	452	105	—	12,142
Doubtful	—	—	—	—	—	—	—	—	—
Total	$637,893	$255,529	$141,918	$96,355	$145,971	$183,345	$3,097	$—	$1,464,108
YTD period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
YTD period recoveries	—	—	—	—	—	—	—	—	—
Net	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial:
Commercial and industrial									—
Pass	$8,038	$7,513	$4,448	$3,470	$1,016	$8,827	$129,483	$86	$162,881
Special mention	—	5,987	—	—	1,638	17,805	3,577	—	29,007
Substandard	—	—	1,600	16	—	339	7,380	—	9,335
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,038	$13,500	$6,048	$3,486	$2,654	$26,971	$140,440	$86	$201,223
YTD period charge-offs	$—	$—	$—	$(5)	$—	$—	$—	$—	$(5)
YTD period recoveries	—	—	—	—	—	2	—	—	2
Net	$—	$—	$—	$(5)	$—	$2	$—	$—	$(3)
SBA
Pass	$14,922	$10,664	$6,496	$4,688	$2,579	$16,793	$—	$—	$56,142
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	91	1,017	4,161	—	—	5,269
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,922	$10,664	$6,496	$4,779	$3,596	$20,954	$—	$—	$61,411
YTD period charge-offs	$—	$—	$—	$—	$—	$(14)	$—	$—	$(14)
YTD period recoveries	—	—	—	—	—	227	—	—	227
Net	$—	$—	$—	$—	$—	$213	$—	$—	$213
Other:
Pass	$4,224	$14,684	$1,505	$90	$7	$—	$26	$—	$20,536
Special mention	—	—	—	—	—	—	—	—	—
Substandard	105	48	10	—	—	—	—	—	163
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,329	$14,732	$1,515	$90	$7	$—	$26	$—	$20,699
YTD period charge-offs	$—	$(237)	$—	$—	$—	$—	$—	$—	$(237)
YTD period recoveries	—	27	2	—	—	—	—	—	29
Net	$—	$(210)	$2	$—	$—	$—	$—	$—	$(208)
Total by risk rating:
Pass	$1,269,597	$633,710	$444,480	$215,246	$211,030	$325,621	$132,501	$86	$3,232,271
Special mention	—	5,987	9,280	—	5,563	17,805	3,577	—	42,212
Substandard	392	48	14,216	2,436	8,870	28,519	7,485	—	61,966
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$1,269,989	$639,745	$467,976	$217,682	$225,463	$371,945	$143,563	$86	$3,336,449
Net (charge-offs)/recoveries	$—	$(210)	$2	$(5)	$—	$215	$—	$—	$2

The following tables present the aging of the recorded investment in past due loans at September 30, 2023 and December 31, 2022 by class of loans. Past due loans presented in tables below also include nonaccrual loans.

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Nonaccrual
September 30, 2023	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$128	$128	$259,650	$259,778	$128
Commercial real estate	16,450	—	9,800	26,250	1,137,960	1,164,210	20,330
Single-family residential mortgages	3,531	3,919	10,829	18,279	1,487,028	1,505,307	16,868
Commercial:
Commercial and industrial	244	—	517	761	126,894	127,655	761
SBA	72	129	2,009	2,210	48,210	50,420	2,009
Other:	61	15	23	99	13,483	13,582	50
	$20,358	$4,063	$23,306	$47,727	$3,073,225	$3,120,952	$40,146
Real estate:
Single-family residential mortgages held for sale	$—	$—	$—	$—	$62	$62	$—

(1)	Included in total loans.

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Nonaccrual
December 31, 2022	Days	Days	Or More	Past	Past Due	Total	Loans
Real estate:
Construction and land development	$—	$—	$141	$141	$276,735	$276,876	$141
Commercial real estate	558	240	1,191	1,989	1,310,143	1,312,132	13,189
Single-family residential mortgages	12,764	2,555	4,100	19,419	1,444,689	1,464,108	5,936
Commercial:
Commercial and industrial	—	545	7	552	200,671	201,223	713
SBA	150	1,017	1,228	2,395	59,016	61,411	2,245
Other:	154	76	99	329	20,370	20,699	99
	$13,626	$4,433	$6,766	$24,825	$3,311,624	$3,336,449	$22,323

(1)	Included in total loans.

The Company has no loans that are 90 days or more past due and still accruing at September 30, 2023 and December 31, 2022.

The following table presents the loans on nonaccrual status as of September 30, 2023 and December 31, 2022:

	Nonaccrual
	With No
(dollars in thousands)	Allowance
September 30, 2023	for Credit Loss	Nonaccrual
Real estate:
Construction and land development	$128	$128
Commercial real estate	20,330	20,330
Single-family residential mortgages	16,868	16,868
Commercial:
Commercial and industrial	517	761
SBA	861	2,009
Other:	27	50
Total	$38,731	$40,146

	Nonaccrual
	With No
(dollars in thousands)	Allowance
December 31, 2022	for Credit Loss	Nonaccrual
Real estate:
Construction and land development	$141	$141
Commercial real estate	1,191	13,189
Single-family residential mortgages	5,936	5,936
Commercial:
Commercial and industrial	713	713
SBA	2,245	2,245
Other:	51	99
Total	$10,277	$22,323

No interest income on nonaccrual loans was recognized on a cash basis for the three or nine months ended September 30, 2023 and 2022.

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, or interest rate reduction. The Company may provide multiple types of concessions on one loan. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

There were no loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2023 and the year ended December 31, 2022.

There were no commitments to lend additional amounts at September 30, 2023 and December 31, 2022 to customers with outstanding modified loans. There were no nonaccrual loans that were modified during the past twelve months that had payment defaults during the periods.

NOTE 6 - LOAN SERVICING

Mortgage and SBA loans serviced for others are not reported as assets. The principal balances at September 30, 2023 and December 31, 2022 were as follows:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Loans serviced for others:
Mortgage loans	$1,041,352	$1,127,668
SBA loans	102,605	119,893
Commercial real estate loans	3,933	3,991
Construction loans	4,388	3,677

Under the prepayment rate assumption of 7.59% and 7.71%, mortgage par rate of 7.28% and 6.48% and the actual weighted average interest rate of servicing portfolio at 4.23% and 4.14%,  at September 30, 2023 and at December 31, 2022, respectively, the fair value of servicing assets for mortgage loans was $16.6 million and $18.3 million at September 30, 2023 and December 31, 2022, respectively. The fair value of servicing assets for SBA loans was $2.9 million and $3.5 million at September 30, 2023 and December 31, 2022, respectively. Estimates of the loan servicing asset fair value are derived through a discounted cash flow analysis. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography. The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the marketplace. The analysis accounts for recent transactions, and supply and demand within the market.

Servicing fees net of servicing asset amortization totaled $623,000 and $724,000 for the three months ended September 30, 2023 and 2022, respectively, and $2.0 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.

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

	Three Months Ended
	September 30, 2023		September 30, 2022
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$6,856	$1,846	$7,966	$2,490
Additions	112	46	49	46
Disposals	(82)	(103)	(151)	(28)
Amortized to expense	(171)	(65)	(229)	(89)
End of period	$6,715	$1,724	$7,635	$2,419

	Nine Months Ended
	September 30, 2023		September 30, 2022
	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$7,354	$2,167	$8,748	$2,769
Additions	139	47	497	230
Disposals	(255)	(274)	(715)	(299)
Amortized to expense	(523)	(216)	(895)	(281)
End of period	$6,715	$1,724	$7,635	$2,419

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions are tested for impairment at least annually. Goodwill amounted to $71.5 million at both September 30, 2023 and  December 31, 2022, and is the only intangible asset with an indefinite life on the Company's balance sheet.

The bank failures in the first half of 2023 caused a significant decline in bank stock prices, including the Company’s stock price. After evaluating the prolonged decrease in the Company's market value, management performed a quantitative goodwill impairment analysis as of September 30, 2023. Management estimated the fair value of the Company using both the guideline public company method, market approach, and the discounted cash flow method, income approach. Based on this quantitative analysis, the fair value of the Company exceeds its carrying amount with a passing amount of 9.6%. Management has concluded that goodwill was not impaired at September 30, 2023.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank and branch acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. The unamortized balance at September 30, 2023 and December 31, 2022 was $3.0 million and $3.7 million, respectively. CDI amortization expense was $236,000 and $277,000 for the three months ended September 30, 2023 and 2022, respectively, and $708,000 and $833,000 for the nine months ended September 30, 2023 and 2022, respectively.

Estimated CDI amortization expense for future years is as follows:

(dollars in thousands)
As of September 30, 2023:
Remainder of 2023	$215
2024	784
2025	672
2026	501
2027	417
Thereafter	421
Total	$3,010

NOTE 8 - DEPOSITS

At September 30, 2023, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	$250,000 and under	Greater than $250,000	Total
One year	$1,229,527	$733,866	$1,963,393
Two to three years	7,537	1,662	9,199
Over three years	767	300	1,067
Total	$1,237,831	$735,828	$1,973,659

Brokered time deposits were $320.7 million and $255.0 million at September 30, 2023 and December 31, 2022, respectively.

NOTE 9 - LONG-TERM DEBT

In  November 2018, the Company issued $55 million of 6.18% fixed-to-floating rate subordinated notes, due  December 1, 2028 (the “2028 Subordinated Notes”). The interest rate is fixed through  December 1, 2023 and floats at three-month CME Term SOFR plus applicable tenor spread adjustment of 26 basis points plus 315 basis points thereafter. The Company can redeem the 2028 Subordinated Notes beginning  December 1, 2023. The 2028 Subordinated Notes are considered Tier 2 capital at the Company. The Company contributed $25 million to the Bank as Tier 1 capital. On December 1, 2023, the Company intends to redeem the 2028 Subordinated Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest to but excluding December 1, 2023.

In March 2021, the Company issued $120 million of 4.00% fixed-to-floating rate subordinated notes, due April 1, 2031 (the “2031 Subordinated Notes”). The interest rate is fixed through April 1, 2026 and floats at three month SOFR plus 329 basis points thereafter. The Company can redeem the 2031 Subordinated Notes beginning April 1, 2026. The 2031 Subordinated Notes are considered Tier 2 capital at the Company.

At September 30, 2023 and December 31, 2022, long-term debt was as follows:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Principal	Unamortized debt issuance costs	Principal	Unamortized debt issuance costs
2028 Subordinated Notes (1)	$55,000	$33	$55,000	$180
2031 Subordinated Notes	120,000	948	120,000	1,235
Total	$175,000	$981	$175,000	$1,415

(1) The Company intends to redeem the 2028 Subordinated Notes on December 1, 2023.

The following table presents interest and amortization expense the Company incurred for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Interest Expense:
Interest	$2,050	$2,050	$6,149	$6,149
Amortization	145	145	434	434

NOTE 10 - SUBORDINATED DEBENTURES

The Company, through the acquisition of Tomato Bank and its holding company, TFC Holding Company (“TFC”) in 2016, acquired TFC Statutory Trust (the “TFC Trust”). TFC Trust conducted a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. TFC issued $5 million of subordinated debentures to TFC Trust in exchange for ownership of all of the common securities of the Trust and the proceeds of the preferred securities sold by TFC Trust. The Company is not considered the primary beneficiary of the TFC Trust (variable interest entity), therefore the TFC Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability at market value as of the close of the acquisition, which was $3.3 million. There was a $1.9 million valuation reserve recorded to arrive at market value, which is treated as a yield adjustment and is amortized over the life of the security. The Company also purchased an investment in the common stock of the TFC Trust for $155,000, which is included in other assets. The Company may redeem the subordinated debentures, subject to prior approval by the Federal Reserve on or after March 15, 2012, at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on March 15, 2037. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company has been paying interest on a quarterly basis. The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 7.32% as of September 30, 2023 and three-month LIBOR plus 1.65%, which was 6.42% at December 31, 2022.

In October 2018, the Company, through the acquisition of First American International Corp. (“FAIC”), acquired First American International Statutory Trust I (“FAIC Trust”), a Delaware statutory trust formed in December 2004. The FAIC Trust issued 7,000 units of thirty-year fixed-to-floating rate capital securities with an aggregate liquidation amount of $7 million to an independent investor, and FAIC issued $7.2 million of subordinated debentures to the FAIC Trust for all of its common securities, amounting to $217,000, which is included in other assets. There was a $1.2 million valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26%  plus 2.25% through final maturity on December 15, 2034. The rate at September 30, 2023 was 7.92% and 7.02% at December 31, 2022.

In January 2020, the Company, through the acquisition of PGB Holdings, Inc., acquired Pacific Global Bank Trust I (“PGBH Trust”), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed to floating rate capital securities with an aggregate liquidation amount of $5 million and 155 common securities with an aggregate liquidation amount of $155,000. PGBH issued $5.2 million of subordinated debentures to PGBH Trust in exchange for ownership of all the common securities of PGBH Trust. There was a $763,000 valuation reserve recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10% through final maturity on December 15, 2034. The rate at September 30, 2023 was 7.77% and 6.87% at December 31, 2022.

The Company paid interest expense of $330,000 and $178,000 for three months ended September 30, 2023 and 2022, respectively, and $921,000 and $407,000 for the nine months ended September 30, 2023 and 2022, respectively, on the subordinated debentures. The amount of amortization expense was $55,000 for both three months ended September 30, 2023 and 2022, and $164,000 for both nine months ended September 30, 2023 and 2022.

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

Federal Funds Arrangements with Commercial Banks. At September 30, 2023, the Company may borrow on an unsecured basis, up to $92.0 million from other financial institutions.

Letter of Credit Arrangements. At September 30, 2023, the Company had an unsecured commercial letter of credit line with another financial institution for $2.0 million.

FRB Secured Line of Credit. The secured borrowing capacity with the FRB of $41.9 million at September 30, 2023 is collateralized by loans pledged with a carrying value of $63.3 million.

FHLB Secured Line of Credit and Advances. The secured borrowing capacity with the FHLB of $1.1 billion at September 30, 2023 is pledged by residential and commercial loans with a carrying value of $1.5 billion. At September 30, 2023, the Company had no overnight advances but long-term (five year original term) advances of $150.0 million at a weighted average rate of 1.18% with the FHLB. The Company paid interest expenses of $440,000 and $1.0 million on such FHLB advances for the three months ended September 30, 2023 and 2022, respectively, and $2.4 million and $2.0 million on such FHLB advances for the nine months ended September 30, 2023 and 2022, respectively. There were no other borrowing arrangements other than FHLB advances as of September 30, 2023 and at December 31, 2022. On May 3, 2023, the FHLB issued a letter of credit of $30.0 million on behalf of the Bank for a certificate of deposit of $30.0 million from the State of California. The letter of credit expired on  August 31, 2023.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

During the three months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $3.6 million and $6.4 million, respectively, reflecting an effective tax rate of 29.9% and 27.8% for the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $12.8 million and $19.3 million, respectively, reflecting an effective tax rate of 29.6% and 29.2% for the nine months ended September 30, 2023 and 2022, respectively. The Company recognized a tax benefit from stock option exercises of zero and $276,000 for the three months ended September 30, 2023 and 2022, respectively, and $5,000 and $578,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

At September 30, 2023 and December 31, 2022, the Company had the following financial commitments whose contractual amount represents credit risk:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Commitments to make loans	$85,170	$129,821
Unused lines of credit	106,670	211,044
Commercial and similar letters of credit	3,852	2,021
Standby letters of credit	2,687	2,638
Total	$198,379	$345,524

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

The Company records a liability for lifetime expected losses on off-balance-sheet credit exposure that do not fit the definition of unconditionally cancelable in accordance with ASC 326. The Company uses the loss rate and exposure of default framework to estimate a reserve for unfunded commitments. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default. The off-balance sheet commitment allowance was $654,000 and $1.2 million as of September 30, 2023 and December 31, 2022, respectively. The benefit for off-balance sheet commitment expenses was $144,000 and $28,000 for the three months ended September 30, 2023 and 2022, respectively, and $503,000 and $162,000 for the nine months ended September 30, 2023 and 2022.

The Company is involved in various matters of litigation which have arisen in the ordinary course of business and accruals for estimates of potential losses have been provided when necessary and appropriate under GAAP. In the opinion of management, the disposition of such pending litigation will not have a material effect on the Company's financial statements.

NOTE 14 - LEASES

The Company adopted ASU 2016-02, Leases (Topic 842) and elected the package of practical expedients, which allows the Company not to reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected all of the new standard’s available transition practical expedients, including the short-term lease recognition exemption that includes not recognizing Right-of-Use (“ROU”) assets or lease liabilities for existing short-term leases, and the practical expedient to not separate lease and non-lease components for all of the Company's leases.

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space, and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate at lease when it is reasonably certain that the Company will exercise those options. The Company's measurement of the ROU assets and operating lease liabilities does not include payments associated with the option to extend or terminate the lease. The ROU lease assets also include any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company did not possess any leases that have variable lease payments or residual value guarantees as of September 30, 2023.

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

Future minimum rent payments on the Company’s leases were as follows at September 30, 2023:

(dollars in thousands)
As of September 30, 2023:
2023 remaining	$956
2024	4,884
2025	4,762
2026	4,884
2027	4,816
Thereafter	14,564
Total	$34,866
Less amount of payment representing interest	(3,601)
Total present value of lease payments	$31,265

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.5 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, and $4.3 million and $4.0 million for the nine months ended September 30, 2023 and 2022, respectively. The Company recorded rental income of $144,000 and $106,000 for the three months ended September 30, 2023 and 2022, respectively, and $425,000 and $376,000 for the nine months ended September 30, 2023 and 2022, respectively.

The following table presents the operating lease related assets and liabilities recorded on the Company's consolidated balance sheet, and the weighted-average remaining lease terms and discount rates as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Operating Leases
ROU assets	$29,949	$25,447
Lease liabilities	31,265	26,523

Weighted-average remaining lease term (in years)	7.91	7.91
Weighted-average discount rate	2.95%	2.19%

NOTE 15 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	For the nine months ended	For the year ended
	September 30,	December 31,
(dollars in thousands)	2023	2022
Beginning balance	$6,869	$8,441
Repayments	—	(1,572)
Balance re-categorized to non-related party	(6,869)	—
Ending balance	$—	$6,869

Outstanding loan commitments to executive officers, directors and their related interests with whom they are associated were none and $1.6 million at September 30, 2023 and  December 31, 2022, respectively.

Deposits from principal officers, directors, and their affiliates at September 30, 2023 and December 31, 2022 were $22.5 million and $88.1 million, respectively.

Certain directors and their affiliates own $6.0 million of RBB's subordinated debentures as of September 30, 2023.

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

Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan

The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the "Amended OSIP") was approved by the Company’s board of directors in January 2019. In May 2022, the Amended OSIP was approved by the Company's shareholders to allow for the granting of restricted stock units. The Amended OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the Amended OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the Amended OSIP, or 3,848,341 shares. As of September 30, 2023, there were 1,018,673 shares of common stock available for issuance under the Amended OSIP. This represents 5.4% of the issued and outstanding shares of the Company’s common stock as of September 30, 2023. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The Amended OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The Amended OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

The recorded compensation expense for stock options was $59,000 and $72,000 and the Company recognized income tax benefit of zero and $276,000 for the three months ended September 30, 2023 and 2022, respectively. The recorded compensation expense for stock options was $190,000 and $228,000 and the Company recognized income tax benefit of $5,000 and $578,000 for the nine months ended September 30, 2023 and 2022, respectively. Unrecognized stock-based compensation expense related to options was $375,000 and $332,000 as of September 30, 2023 and 2022, respectively. Unrecognized stock-based compensation expense related to options will be recognized over a weighted-average period of 2.0 years as of September 30, 2023.

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

A summary of the status of option awards pursuant to the Company's stock option plans as of September 30, 2023 and changes during the nine months ended September 30, 2023 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for shares and per share data)	Shares	Price	Term in years	Value
Outstanding at beginning of year	454,610	$16.97
Granted	30,000	19.87
Exercised	(9,153)	17.38
Forfeited/cancelled	(37,304)	11.15
Outstanding at end of period	438,153	$17.66	4.39	$—

Options exercisable	336,482	$17.06	3.11	$—

As of December 31, 2022, the number of unvested stock options was 127,005 with a weighted-average grant date fair value of $4.69. During nine months ended September 30, 2023, there were 30,000 unvested stock options granted with a weighted-average grant date stock price of $19.87 and 50,334 stock options vested with a weighted average grant date stock price of $18.07. During the nine months ended September 30, 2023, there were a total of 5,000 stock options exercised with weighted average grant date stock price of $17.74 and no unvested stock options were forfeited.

The total fair value of the 50,334 shares and 62,495 shares vested during the nine months ended September 30, 2023 and 2022, was $643,000 and $1.3 million, respectively. The number of unvested stock options was 101,671 and 107,005 with a weighted-average grant date fair value of $5.21 and $4.37 as of September 30, 2023 and 2022, respectively.

No stock options were exercised during three months ended September 30, 2023 and cash received from the exercise of 217,932 stock options was $2.6 million for the three months ended September 30, 2022. The intrinsic value of options exercised was $2.1 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, cash received from the exercise of 9,153 stock options was $159,000, and for the nine months ended September 30, 2022, cash received from the exercise of 442,308 stock options was $5.4 million. The intrinsic value of options exercised was $25,000 and $3.9 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company granted 32,248 restricted stock units at a closing price of $20.46 on January 18, 2023 to its directors and executive officers. These restricted stock units are scheduled to vest over a one-year period for shares granted to directors and a three year period for shares granted to executive officers from the grant date. As of September 30, 2023, there were 26,660 remaining unvested restricted stock units.

The recorded compensation expense for restricted stock units was $84,000 and $202,000 for the three months ended September 30, 2023 and 2022, respectively, and $420,000 and $357,000 for the nine months ended September 30, 2023 and 2022, respectively. Unrecognized stock-based compensation expense related to restricted stock units was $422,000 and $320,000 as of September 30, 2023 and 2022, respectively. As of September 30, 2023, unrecognized stock-based compensation expense related to restricted stock units is expected to be recognized over the next 1.4 years.

The following table presents restricted stock unit activity during the nine months ended September 30, 2023.

		Weighted-Average
		Grant Date
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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes that at September 30, 2023 and December 31, 2022, RBB and the Bank satisfied all capital adequacy requirements to which they were subject.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three-year period the day-one adverse regulatory capital effects of ASU 2016-13. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the COVID-19 pandemic. As a result, entities will have the option to gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. Effective January 1, 2022, the Company retroactively adopted ASU 2016-13, reflected the full effect of CECL at December 31, 2022, and did not elect the three-year or five-year CECL phase-in options on regulatory capital.

As previously disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 31, 2023, effective on October 25, 2023, the Bank entered into a Stipulation to the Issuance of a Consent Order (the “Stipulation”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the California Department of Financial Protection and Innovation (the “DFPI”), consenting to the issuance of a consent order (the “Consent Order”) relating to the Bank’s Anti-Money Laundering/Countering the Financing of Terrorism (“AML/CFT”) compliance program. In connection to the issuance of the Consent Order, the Bank did not admit or deny any charges of violating Bank Secrecy Act (“BSA”) and its implementing regulations.

As defined in applicable regulations and set forth in the tables below, RBB and the Bank continue to exceed the regulatory capital minimum requirements and the Bank continues to exceed the "well capitalized" standards at the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of September 30, 2023:
Tier 1 Leverage Ratio
Consolidated	$469,453	11.68%	$160,744	4.0%	$200,930	5.0%
Bank	561,797	13.99%	160,666	4.0%	200,833	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$454,569	17.65%	$115,916	4.5%	$167,434	6.5%
Bank	561,797	21.83%	115,791	4.5%	167,254	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$469,453	18.22%	$154,554	6.0%	$206,072	8.0%
Bank	561,797	21.83%	154,389	6.0%	205,851	8.0%
Total Risk-Based Capital Ratio
Consolidated	$675,805	26.24%	$206,072	8.0%	$257,590	10.0%
Bank	594,096	23.09%	205,851	8.0%	257,314	10.0%

(1) These ratios are exclusive of the capital conservation buffer.

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2022:
Tier 1 Leverage Ratio
Consolidated	$446,776	11.67%	$153,116	4.0%	$191,395	5.0%
Bank	569,071	14.89%	152,900	4.0%	191,124	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$432,056	16.03%	$121,291	4.5%	$175,199	6.5%
Bank	569,071	21.14%	121,110	4.5%	174,937	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$446,776	16.58%	$161,722	6.0%	$215,629	8.0%
Bank	569,071	21.14%	161,481	6.0%	215,307	8.0%
Total Risk-Based Capital Ratio
Consolidated	$654,159	24.27%	$215,629	8.0%	$269,537	10.0%
Bank	602,819	22.40%	215,307	8.0%	269,134	10.0%

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

Appraisals for OREO are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. When a Notice of Default is recorded, an appraisal report is ordered. Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry-wide statistics for residential appraisals. Commercial appraisals are sent to an independent third party to review. The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value. If the existing appraisal is older than twelve months a new appraisal report is ordered. No significant adjustments to appraised values have been made as a result of this comparison process prior to OREO sale date.

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

Collateral-dependent individually evaluated loans: Collateral-dependent individually evaluated loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable. There were $2.6 million write-down on collateral-dependent loans that were individually evaluated to the fair value for the first nine months of 2023. There was no collateral-dependent loan that was individually evaluated and written down to the fair value as of December 31, 2022.

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at September 30, 2023 and December 31, 2022:

(dollars in thousands)	Fair Value Measurements Using:
September 30, 2023	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$7,894	$—	$7,894
SBA agency securities	—	7,261	—	7,261
Mortgage-backed securities	—	33,437	—	33,437
Collateralized mortgage obligations	—	138,694	—	138,694
Commercial paper	—	129,073	—	129,073
Corporate debt securities	—	29,806	—	29,806
Municipal securities	—	8,213	—	8,213
Interest Rate Lock Contracts	—	—	9	9
Forward Mortgage Loan Sale Contracts	—	—	16	16
	$—	$354,378	$25	$354,403
On a non-recurring basis:
Other real estate owned	$—	$—	$284	$284

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$4,495	$—	$4,495
SBA agency securities	—	2,411	—	2,411
Mortgage-backed securities	—	42,928	—	42,928
Collateralized mortgage obligations	—	111,593	—	111,593
Commercial paper	—	49,537	—	49,537
Corporate debt securities	—	37,012	—	37,012
Municipal securities	—	8,854	—	8,854
Forward Mortgage Loan Sale Contracts	—	—	18	18
	$—	$256,830	$18	$256,848
On a non-recurring basis:
Other real estate owned	$—	$—	$577	$577

No write-downs to OREO were recorded for the nine months ended September 30, 2023 or for the year ended December 31, 2022.

Quantitative information about the Company's OREO non-recurring Level 3 fair value measurements at September 30, 2023 and December 31, 2022 is as follows:

OREO consisted of one single-family residence with a fair value of $284,000 as of September 30, 2023 and two single-family residences with a fair value of $577,000 as of December 31, 2022. On September 1, 2023, OREO with a book value of $293,000 was sold for a gain of $190,000. OREO was evaluated by third party appraisals with unobservable input of management adjustment in the range of 5%-6% to reflect current conditions and selling costs.

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

Forward Mortgage Loan Sale Contracts ("FMLSCs"): The Company is subject to interest rate and price risk on its mortgage loans held for sale (“HFS”) from the loan funding date until the date the loan is sold. Best efforts commitments which fix the forward sales price that will be realized in the secondary market are used to eliminate the interest rate and price risk to the Company. To avoid interest rate risk, the Company will enter into FMLSCs at the time they make an interest rate lock commitment to the buyer. They can enter into mortgage loan sales commitments on a “mandatory” or “best efforts” basis. Mandatory commitments provide that the loan must be delivered or the commitment be “paired off.” In general, best efforts commitments provide that the loan be delivered if and when it closes.

Quantitative information about the Company's recurring Level 3 fair value measurements as of September 30, 2023 and December 31, 2022 is as follows:

At December 31, 2022, fair value for IRLCs and FMLSCs totaled $18,000. All IRLCs and FMLSCs at December 31, 2022 were funded and sold to Fannie Mae in the first three months of 2023. Changes in fair value were $7,000 in 2023. Fair value for IRLCs and FMLSCs totaled $25,000 at September 30, 2023.

The fair value measurements of IRLCs and FMLSCs were primarily based on the buy price from borrowers ranging from 99 to 100, the sale price to Fannie Mae ranging from 99 to 102, and the significant unobservable inputs using margin cost rate of ranging from 0.50% to 0.50%.

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

Securities available for sale and held-to-maturity are measured by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement. This category generally includes U.S. Government agency securities, U.S. Government sponsored entities, state and municipal securities, mortgage backed securities, collateralized mortgage obligations and corporate bonds.

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

The fair value of impaired loans is calculated based on the net realizable fair value of the collateral or the observable market price of the most recent sale or quoted price from HFS loans. The Company does not record loans at fair value on a recurring basis. Nonrecurring fair value adjustments to collateral dependent impaired loans are recorded based on the adjusted appraised value of the collateral, a Level 3 measurement.

The Company records HFS loans at fair value based on quoted prices from third party sale analysis, existing sale agreements, or appraisal reports adjusted by sales commission assumption, a Level 2 measurement.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at September 30, 2023 and December 31, 2022 are summarized as follows:

		September 30, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$330,791	$330,791	$83,548	$83,548
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	354,378	354,378	256,830	256,830
Investment securities - HTM	Level 2	5,214	4,750	5,729	5,563
Mortgage loans held for sale	Level 1	62	57	—	—
Loans, net	Level 3	3,078,522	3,023,903	3,295,373	3,251,464
Equity securities	Level 3	22,235	22,235	22,238	22,238
Servicing assets	Level 3	8,439	19,486	9,521	21,712
Accrued Interest Receivable	Level 1/2/3	14,008	14,008	14,536	14,536

		Carrying	Fair	Carrying	Fair
Derivative assets:		Value	Value	Value	Value
Interest Rate Lock Contracts	Level 3	$9	$9	$—	$—
Forward Mortgage Loan Sale Contracts	Level 3	16	16	18	18

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,154,072	$3,120,299	$2,977,683	$2,960,529
FHLB advances	Level 3	150,000	142,576	220,000	210,470
Long-term debt	Level 3	174,019	130,154	173,585	132,709
Subordinated debentures	Level 3	14,884	14,561	14,720	14,195
Accrued Interest Payable	Level 2/3	11,333	11,333	3,711	3,711

NOTE 19 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute earnings per share (“EPS”):

	For the Three Months Ended September 30,
	2023		2022
(dollars in thousands except shares and per share data)	Income	Shares	Income	Shares
Net income	$8,473		$16,652
Shares outstanding		18,995,303		19,011,672
Impact of weighting shares		—		(23,229)
Used in basic EPS	8,473	18,995,303	16,652	18,988,443
Dilutive effect of outstanding
Stock options		2,001		125,684
Restricted Stock Unit		—		16,320
Used in dilutive EPS	$8,473	18,997,304	$16,652	19,130,447

Basic earnings per common share	$0.45		$0.88
Diluted earnings per common share	$0.45		$0.87

	For the Nine Months Ended September 30,
	2023		2022
(dollars in thousands except shares and per share data)	Income	Shares	Income	Shares
Net income	$30,392		$46,746
Less: Earnings allocated to participating securities	—		(34)
Shares outstanding		18,995,303		19,011,672
Impact of weighting shares		(3,724)		131,060
Used in basic EPS	30,392	18,991,579	46,712	19,142,732
Dilutive effect of outstanding
Stock options		17,633		249,115
Restricted Stock Units		4,626		23,711
Used in dilutive EPS	$30,392	19,013,838	$46,712	19,415,558

Basic earnings per common share	$1.60		$2.44
Diluted earnings per common share	$1.60		$2.41

Stock options for 362,500 shares and restricted stock units for 26,660 shares were not considered in computing diluted earnings per common share for September 30, 2023, and stock options for 15,000 shares were not considered in computing diluted earnings per common share for September 30, 2022, because they were anti-dilutive.

NOTE 20 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Noninterest income, in scope
Fees and service charges on deposit accounts	$500	$508	$1,534	$1,582
Other fees (1)	202	157	682	474
Other income (2)	558	549	1,667	1,622
Gain on sale of OREO and fixed assets	222	—	222	757
Total in-scope noninterest income	1,482	1,214	4,105	4,435
Noninterest income, not in scope (3)	1,288	1,321	3,520	4,464
Total noninterest income	$2,770	$2,535	$7,625	$8,899

(1)	Other fees consists of wealth management fees, miscellaneous loan fees, and postage/courier fees.
(2)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity and OREO income.
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

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Fees and Services Charges on Deposit Accounts

Fees and service charges on deposit accounts include charges for analysis, overdraft, cash checking, ATM, and safe deposit activities executed by our deposit clients, as well as interchange income earned through card payment networks for the acceptance of card based transactions. Fees earned from our deposit clients are governed by contracts that provide for overall custody and access to deposited funds and other related services, and can be terminated at will by either party; this includes fees from money service businesses. Fees received from deposit clients for the various deposit activities are recognized as revenue once the performance obligations are met.

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

NOTE 21 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified housing projects in 2016. At September 30, 2023 and December 31, 2022, the balance of the investment for qualified affordable housing projects was $6.7 million and $7.6 million, respectively. This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified housing projects totaled $2.5 million at September 30, 2023 and $2.6 million at December 31, 2022. The Company expects to fulfill these commitments between 2023 and 2038.

For the three months ended September 30, 2023 and 2022, the Company recognized amortization expense of $282,000 and $268,000, respectively, and for the nine months ended September 30, 2023 and 2022, the Company recognized amortization expense of $846,000 and $778,000, respectively. The amortization expense recognized was included within income tax expense on the consolidated statements of income.

NOTE 22 - SUBSEQUENT EVENTS

On October 19, 2023, RBB announced a cash dividend of $0.16 per share for the third quarter of 2023. The dividend is payable on November 10, 2023 to common shareholders of record as of October 30, 2023.

As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on October 31, 2023, effective October 25, 2023, the Bank entered into a Stipulation with the FDIC and the DFPI, consenting to the issuance of the Consent Order relating to the Bank’s AML/CFT compliance program. In connection to the issuance of the Consent Order, the Bank did not admit or deny any charges of violating BSA and its implementing regulations.

Pursuant to the terms of the Consent Order, and within certain timeframes, the Bank is required to make certain enhancements and take certain actions with respect to its AML/CFT compliance program, including (i) enhancing personnel with oversight responsibilities with respect to the Bank’s AML/CFT compliance program, (ii) enhancing existing AML/CFT policies and practices, internal controls, customer due diligence, and training programs, and (iii) establishing an independent testing program to analyze and assess the Bank’s BSA Department.  The Consent Order also requires the Bank to correct certain alleged violations of the BSA program, including internal controls, staffing and the timing of the filing of one suspicious activity report. The Consent Order does not require the Bank to pay any civil money penalty, require additional capital, increase liquidity, improve asset quality or otherwise concern other aspects of the Bank’s operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q (the “Report” or “Form 10-Q”), the term "Bancorp" refers to RBB Bancorp and the term "Bank" refers to Royal Business Bank. The terms "Company," "we," "us," and "our" refer to Bancorp and the Bank collectively. This Report contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our results of operations, financial condition and financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the United States. federal budget or debt or turbulence or uncertainty in domestic or foreign financial markets;
●	recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments;
●	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;
●	possible additional provisions for credit losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	the transition away from the London Interbank Offered Rate ("LIBOR") and related uncertainty, as well as the risks and costs related to our adoption of Secured Overnight Financing Rate ("SOFR")
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	severe weather, natural disasters, earthquakes, fires; or other adverse external events could harm our business;
●	geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts or threats of terrorism and/or military conflicts, including the conflicts between Russia and Ukraine and in the Middle East, which could impact business and economic conditions in the United States and abroad;
●	public health crises and pandemics and their effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions;
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;

●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
●	cybersecurity threats and the cost of defending against them;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in tax laws and regulations;
●	the impact of governmental efforts to restructure the U.S. financial regulatory system;
●	the impact of future or recent changes in the Federal Deposit Insurance Corporation ("FDIC") insurance assessment rate of the rules and regulations related to the calculation of the FDIC insurance assessment amount;
●	the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters, including Accounting Standards Update (“ASU” or “Update”) 2016-13 (Topic 326, “Measurement of Current Losses on Financial Instruments, commonly referenced as the Current Expected Credit Losses Model (“CECL”) model, which changed how we estimate credit losses and may further increase the required level of our allowance for credit losses in future periods;
●	market disruption and volatility;
●	fluctuations in our stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuances of preferred stock;
●	our ability to raise additional capital, if needed, and the potential resulting dilution of interests of holders of our common stock; and
●	the soundness of other financial institutions.

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

The use of reasonable and supportable forecasts requires significant judgment, such as selecting forecast scenarios and related scenario-weighting, as well as determining the appropriate length of the forecast horizon. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Any unexpected adverse changes or uncertainties to these factors that are beyond the Company’s control could result in increases to the ACL through additional provision for credit losses.

A sensitivity analysis of our ACL was performed as of September 30, 2023. Based on this sensitivity analysis, a positive 25% change in prepayment speeds would result in a $981,000, or (2.31)%, decrease to the ACL. A negative 25% change in prepayment speeds would result in a $1.3 million, or 3.1%, increase to the ACL. Additionally, a 1% increase in the unemployment rate would result in a $773,000, or 1.8%, increase to the ACL and a 1% decrease in the unemployment rate would result in a $686,000, or (1.6)%, decrease to the ACL. Management reviews the results using the comparison scenario for sensitivity analysis and considered the results when evaluating the qualitative factor adjustments.

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

The Company performs goodwill impairment test in accordance with ASC 350 “Intangibles- Goodwill and Other.” The bank failures in the first half of 2023 caused a significant decline in bank stock prices, including the Company’s stock price. The bank failures in the first half of 2023 caused a significant decline in bank stock prices, including the Company’s stock price. After evaluating the prolonged decrease in the Company's market value, management performed a quantitative goodwill impairment analysis as of September 30, 2023. Management estimated the fair value of the Company using both the guideline public company method, market approach, and the discounted cash flow method, income approach. Based on this quantitative analysis, the fair value of the Company exceeds its carrying amount with a passing amount of 9.6%. Management has concluded that goodwill was not impaired at September 30, 2023.

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

RECENT DEVELOPMENTS

As a result of the bank failures in the first half of 2023, we anticipate that regulators will propose certain actions, including reforms that will require higher capital, including increased requirements to issue long-term debt, as well as special assessments to repay losses to the FDIC's Deposit Insurance Fund. The Company expects to manage liquidity ratios based on these events but anticipates growth of deposits in tandem with loans. We are proactively offering various alternatives, including IntraFi Cash Service and Certificate of Deposit Account Registry Service, to clients with deposit balances that exceed $250,000 to reduce the level of uninsured deposits. The Company continues to monitor the economic environment, including recent disruptions in the banking sector, and will make changes as appropriate, but the continuing impact of the banking crisis on the Company's future operating results for the remainder of 2023 is uncertain and cannot be predicted.

The Company has sufficient capital and does not anticipate any need for additional liquidity as of September 30, 2023. As of September 30, 2023, we pledged loans of $1.5 billion with the Federal Home Loan Bank ("FHLB") and based on the values of loans we had $1.1 billion of additional borrowing capacity with the FHLB. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit. As of September 30, 2023, we had $92.0 million of unsecured federal funds lines. In addition, lines of credit from the Federal Reserve Discount Window were $41.9 million at September 30, 2023. We did not have any borrowings outstanding with the federal fund lines or Federal Reserve Discount Window at September 30, 2023. The Bank and the Company exceeded all regulatory capital requirements under Basel III and were considered to be “well-capitalized” at September 30, 2023.

RBB has been awarded a $5.0 million grant from the Community Development Financial Institutions ("CDFI") Equitable Recovery Program ("ERP") which aims to help CDFI's further their mission of helping low and low-to-moderate income communities. The grant was disbursed in September 2023 and its utilization is subject to various performance goals and measures that specify the use of the funds. Income recognition on the ERP award is deferred until those performance goals have been substantially met.

GENERAL

RBB is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, the Bank and RBB Asset Management Company ("RAM"). RAM was formed to hold and manage problem assets acquired in business combinations.

At September 30, 2023, the Company had total consolidated assets of $4.1 billion, gross consolidated loans of $3.1 billion, total consolidated deposits of $3.2 billion and total consolidated shareholders' equity of $502.5 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

The Company has completed six whole bank acquisitions and one branch acquisition from July 2011 through January 2022. All of the Company’s acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. The Company previously disclosed that, on December 28, 2021, it entered into a definitive agreement to acquire Gateway Bank F.S.B.(“Gateway”) in an all cash transaction, subject to certain terms and conditions. On September 28, 2023, the Company announced that it and Gateway have mutually agreed to terminate the definitive agreement, effective as of September 28, 2023. Neither party has or will have any liability or pay any penalty to the other party as a result of the termination, and each party has released the other from any and all claims related to the definitive agreement or the transactions contemplated by the definitive agreement.

OVERVIEW

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of the Company and its wholly-owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our audited financial statements included in our 2022 Annual Report, and the unaudited consolidated financial statements and accompanying notes presented elsewhere in this Report.

For the third quarter of 2023, we reported net earnings of $8.5 million, compared with $16.7 million for the third quarter of 2022, reflecting a decrease of $8.2 million from the third quarter of 2022, primarily due to a decrease of $11.4 million in net interest income and an increase of $179,000 in noninterest expense, partially offset by an increase of $235,000 in noninterest income, a decrease of $2.8 million in income tax expense and a decrease of $367,000 in the provision for credit losses. Diluted earnings per share was $0.45 per share for the third quarter of 2023, compared to $0.87 for the same period last year.

At September 30, 2023, total assets were $4.1 billion, an increase of $150.3 million, or 3.8%, from total assets of $3.9 billion at December 31, 2022, primarily due to a $247.2 million increase in cash and cash equivalents and a $97.5 million increase in AFS investment securities, partially offset by a $215.4 million decrease in gross loans. The increase in cash and cash equivalents was due to an increase in the balances of time deposits of $410.1 million, partially offset by a $226.3 million decrease in noninterest bearing deposits.

At September 30, 2023, AFS investment securities totaled $354.4 million, inclusive of a pre-tax net unrealized loss of $37.1 million, compared to $256.8 million, inclusive of a pre-tax unrealized loss of $31.3 million at December 31, 2022. The pre-tax unrealized losses were due to a decline in the value of AFS investment securities due to increases in market interest rates. HTM investment securities totaled $5.2 million and $5.7 million at September 30, 2023 and December 31, 2022, respectively.

Total loans held for investment ("HFI"), net of deferred fees and discounts, decreased $215.5 million, or 6.5%, to $3.1 billion at September 30, 2023, compared to $3.3 billion at December 31, 2022. The decrease was primarily due to decreases in commercial real estate (“CRE”) loans of $147.9 million, commercial and industrial ("C&I") loans of $73.6 million and construction and land development (“C&D”) loans of $17.1 million, partially offset by an increase in single-family residential (“SFR”) mortgage loans of $41.2 million.

There were $62,000 mortgage loans held for sale ("HFS") as of September 30, 2023, and none as of December 31, 2022.

Noninterest-bearing deposits were $572.4 million at September 30, 2023, a decrease of $226.3 million, or 28.3%, compared to $798.7 million at December 31, 2022. Interest-bearing deposits were $2.6 billion at September 30, 2023, an increase of $402.7 million, or 18.5%, compared to $2.2 billion at December 31, 2022. The decrease in noninterest-bearing deposits was driven primarily by customers transferring their deposit balances into higher yielding money market accounts and time deposits. At September 30, 2023, noninterest-bearing deposits were 18.1% of total deposits, compared to 26.8% at December 31, 2022.

Borrowings, consisting of FHLB advances, long-term debt and subordinated debt, were $338.9 million at September 30, 2023, a decrease of $69.4 million, compared to $408.3 million as of December 31, 2022.

The Company reported $29.9 million and $25.4 million in right-of-use assets for operating leases and $31.3 million and $26.5 million in lease liabilities as of September 30, 2023 and as of December 31, 2022, respectively.

The ACL was $42.4 million at September 30, 2023, compared to $41.1 million at December 31, 2022, an increase of $1.4 million during the nine-month period ended September 30, 2023. The increase was due to an increase in classified loans during the first nine months of 2023 that increased the qualitative factors utilized by the Company in establishing the level of its ACL under CECL. The ACL to total HFI loans outstanding was 1.36% as of September 30, 2023 as compared to 1.23% as of December 31, 2022.

Shareholders’ equity increased $17.9 million, or 3.7%, to $502.5 million during the nine-month period ending September 30, 2023 due to $30.4 million of net income, partially offset by $9.1 million of common stock cash dividends and $4.1 million in unrealized losses on AFS securities.

Our capital ratios under the revised capital framework referred to as Basel III remain well capitalized. As of September 30, 2023, the Company’s Tier 1 leverage capital ratio was 11.68%, the common equity Tier 1 ratio was 17.65%, the Tier 1 risk-based capital ratio was 18.22%, and the total risk-based capital ratio was 26.24%. See “Analysis of Financial Condition — Regulatory Capital Requirements” herein for further discussion of our regulatory capital requirements.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share amounts)
Interest income	$55,563	$46,414	$166,316	$128,318
Interest expense	27,974	7,436	72,700	17,759
Net interest income	27,589	38,978	93,616	110,559
Provision for credit losses	1,399	1,766	3,793	3,048
Net interest income after provision for credit losses	26,190	37,212	89,823	107,511
Noninterest income	2,770	2,535	7,625	8,899
Noninterest expense	16,876	16,697	54,304	50,367
Income before income taxes	12,084	23,050	43,144	66,043
Income tax expense	3,611	6,398	12,752	19,297
Net income	$8,473	$16,652	$30,392	$46,746
Share Data
Earnings per common share:
Basic	$0.45	$0.88	$1.60	$2.44
Diluted (1)	0.45	0.87	1.60	2.41
Weighted average shares outstanding (1):
Basic	18,995,303	18,988,443	18,991,579	19,142,732
Diluted	18,997,304	19,130,447	19,013,838	19,415,558
Performance Ratios
Return on average assets, annualized	0.83%	1.72%	1.01%	1.57%
Return on average shareholders’ equity, annualized	6.66%	13.93%	8.14%	13.28%
Noninterest income to average assets, annualized	0.27%	0.26%	0.25%	0.30%
Noninterest expense to average assets, annualized	1.65%	1.72%	1.80%	1.69%
Efficiency ratio	55.59%	40.22%	53.64%	42.16%
Dividend payout ratio	35.56%	15.91%	30.00%	17.21%
Average equity to asset ratio	12.40%	12.34%	12.38%	11.78%
Return on average tangible common equity, annualized (2)	7.82%	16.58%	9.58%	15.80%
Tangible book value per share (2)	$22.53	$20.85	$22.53	$20.85

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

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months and nine months ended September 30, 2023 and 2022. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

Interest-Earning Assets and Interest-Bearing Liabilities

	For the Three Months Ended September 30,
	2023			2022
(tax-equivalent basis, dollars in thousands)	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$285,484	$3,735	5.19%	$141,737	$1,042	2.92%
Securities (2)
Available for sale	369,459	4,187	4.50%	318,066	1,758	2.19%
Held to maturity	5,385	48	3.54%	5,738	50	3.46%
Mortgage loans held for sale	739	13	6.98%	420	6	5.48%
Loans held for investment: (3)
Real estate	2,968,246	43,583	5.83%	2,820,022	38,999	5.49%
Commercial	187,140	4,021	8.52%	303,899	4,583	5.98%
Total loans held for investment	3,155,386	47,604	5.99%	3,123,921	43,582	5.53%
Total earning assets	3,816,453	$55,587	5.78%	3,589,882	$46,438	5.13%
Noninterest-earning assets	250,083			250,737
Total assets	$4,066,536			$3,840,619

Interest-bearing liabilities:
NOW	$55,325	$201	1.44%	$74,518	$91	0.48%
Money market	403,300	2,656	2.61%	612,743	1,376	0.89%
Saving deposits	123,709	249	0.80%	147,349	62	0.17%
Time deposits, less than $250,000	1,285,320	14,090	4.35%	566,730	1,221	0.85%
Time deposits, $250,000 and over	717,026	7,759	4.29%	531,655	1,239	0.92%
Total interest-bearing deposits	2,584,680	24,955	3.83%	1,932,995	3,989	0.82%
FHLB advances	150,000	440	1.16%	239,674	1,020	1.69%
Long-term debt	173,923	2,194	5.00%	173,345	2,194	5.02%
Subordinated debentures	14,848	385	10.29%	14,629	233	6.32%
Total interest-bearing liabilities	2,923,451	27,974	3.80%	2,360,643	7,436	1.25%
Noninterest-bearing liabilities
Noninterest-bearing deposits	571,371			964,867
Other noninterest-bearing liabilities	67,282			41,003
Total noninterest-bearing liabilities	638,653			1,005,870
Shareholders' equity	504,432			474,106
Total liabilities and shareholders' equity	$4,066,536			$3,840,619
Net interest income / interest rate spreads		$27,613	1.98%		$39,002	3.88%
Net interest margin			2.87%			4.31%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a TE basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs and discount accretion.

	For the Nine Months Ended September 30,
	2023			2022
(tax-equivalent basis, dollars in thousands)	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$192,393	$7,626	5.30%	$338,253	$2,477	0.98%
Securities: (2)
Available for sale	332,007	10,245	4.13%	369,808	4,126	1.49%
Held to maturity	5,610	151	3.60%	5,909	158	3.57%
Mortgage loans held for sale	295	16	7.25%	1,624	62	5.10%
Loans held for investment: (3)
Real estate	3,041,393	134,791	5.93%	2,696,183	107,301	5.32%
Commercial	214,618	13,562	8.45%	336,630	14,268	5.67%
Total loans held for investment	3,256,011	148,353	6.09%	3,032,813	121,569	5.36%
Total earning assets	3,786,316	$166,391	5.88%	3,748,407	$128,392	4.58%
Noninterest-earning assets	244,822			245,137
Total assets	$4,031,138			$3,993,544

Interest-bearing liabilities:
NOW deposits	$59,476	$511	1.15%	$75,182	$185	0.33%
Money market deposits	431,299	7,315	2.27%	654,522	2,777	0.57%
Savings deposits	118,550	354	0.40%	147,033	129	0.12%
Time deposits, less than $250,000	1,141,290	33,905	3.97%	573,401	2,698	0.63%
Time deposits, $250,000 and over	729,699	20,519	3.76%	542,535	2,842	0.70%
Total interest-bearing deposits	2,480,314	62,604	3.37%	1,992,673	8,631	0.58%
FHLB advances	179,707	2,428	1.81%	191,136	1,974	1.38%
Long-term debt	173,780	6,584	5.07%	173,202	6,583	5.08%
Subordinated debentures	14,794	1,084	9.80%	14,575	571	5.24%
Total interest-bearing liabilities	2,848,595	72,700	3.41%	2,371,586	17,759	1.00%
Noninterest-bearing liabilities
Noninterest-bearing deposits	624,781			1,115,153
Other noninterest-bearing liabilities	58,786			36,257
Total noninterest-bearing liabilities	683,567			1,151,410
Shareholders' equity	498,976			470,548
Total liabilities and shareholders' equity	$4,031,138			$3,993,544
Net interest income / interest rate spreads		$93,691	2.47%		$110,633	3.58%
Net interest margin			3.31%			3.95%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a TE basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs and discount accretion.

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

	Comparison of Three Months Ended			Comparison of Nine Months Ended
	September 30, 2023 and 2022			September 30, 2023 and 2022
	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Rate	Interest Variance	Volume	Rate	Interest Variance
Interest-earning assets:
Federal funds sold, cash equivalents & other (1)	$1,524	$1,169	$2,693	$(2,145)	$7,294	$5,149
Securities: (2)
Available for sale	323	2,106	2,429	(731)	6,850	6,119
Held to maturity	(8)	6	(2)	(9)	2	(7)
Mortgage loans held for sale	5	2	7	(77)	31	(46)
Loans held for investment: (3)
Real estate	2,104	2,480	4,584	14,502	12,988	27,490
Commercial	(7,599)	7,037	(562)	(8,255)	7,549	(706)
Total loans held for investment	(5,495)	9,517	4,022	6,247	20,537	26,784
Total earning assets	$(3,651)	$12,800	$9,149	$3,285	$34,714	$37,999

Interest-bearing liabilities:
NOW	$(150)	$260	$110	$(71)	$397	$326
Money market	(2,975)	4,255	1,280	(1,817)	6,355	4,538
Saving deposits	(69)	256	187	(46)	271	225
Time deposits, less than $250,000	3,030	9,839	12,869	4,912	26,295	31,207
Time deposits, $250,000 and over	567	5,953	6,520	1,293	16,384	17,677
Total interest-bearing deposits	403	20,563	20,966	4,271	49,702	53,973
FHLB advances	(316)	(264)	(580)	(192)	646	454
Long-term debt	32	(32)	0	22	(21)	1
Subordinated debentures	4	148	152	8	505	513
Total interest-bearing liabilities	123	20,415	20,538	4,109	50,832	54,941
Changes in net interest income	$(3,774)	$(7,615)	$(11,389)	$(824)	$(16,118)	$(16,942)

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a TE basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs and discount accretion.

Results of Operations—Comparison of Results of Operations for the Three Months Ended September 30, 2023 and September 30, 2022

The following discussion of our results of operations compares the three months ended September 30, 2023 and 2022. The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Net Interest Income/Average Balance Sheet. In the third quarter of 2023, we generated $27.6 million of taxable-equivalent net interest income, a decrease of $11.4 million, or 29.2%, from the $39.0 million of taxable-equivalent net interest income we earned in the third quarter of 2022. The decrease in net interest income was primarily due to a 301 basis point increase in the average rate paid on interest-bearing deposits and a $651.7 million increase in average interest-bearing deposits, partially offset by a 65 basis point increase in the average yield on interest-earning assets and a $31.8 million increase in average gross loans. The Federal Reserve raised interest rates by 2.25% during the 12-month period from September 30, 2022 to September 30, 2023.

For the three months ended September 30, 2023 and 2022, our net interest margin was 2.87% and 4.31%, respectively. The decrease in net interest margin was primarily due to a 301 basis point increase in the average cost of interest-bearing deposits and a $651.7 million increase in average interest-bearing deposits, partially offset by a 65 basis point increase in the average yield on interest-earning assets, and a $31.8 million increase in average gross loans. The cost of interest-bearing deposits increased due to increasing market rates and peer bank deposit competition. Our net interest margin for the three months ended September 30, 2023 and 2022, excluding accretion income on our purchased loan portfolios, would have been 2.87% and 4.30%, respectively.

Interest and fees on HFI and HFS loans for the third quarter of 2023 was $47.6 million compared to $43.6 million for the third quarter of 2022. The $4.0 million, or 9.2%, increase was primarily due to a 46 basis point increase in the average yield on total loans and a $31.8 million, or 1.0%, increase in the average balance of total loans outstanding. The increase in the average loan balance was primarily due to organic loan growth. Purchased loan discount accretion income totaled $18,000 in the third quarter of 2023 compared to $112,000 in the third quarter of 2022. For the three months ended September 30, 2023 and 2022, the yield on total HFI and HFS loans was 5.99% and 5.53%, respectively, while the yield on total loans excluding accretion income on our purchased loan portfolio would have been 5.98% and 5.52%, respectively.

The table below presents the accretion income by loan type for the three and nine months ended September 30, 2023 and 2022:

	As of and For the Three Months Ended		As of and For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Beginning balance of discount on purchased loans	$1,016	$1,388	$1,237	$1,727
Additions due to acquisitions:
Commercial and industrial	—	—	(6)	8
Commercial real estate	—	—	350	26
Single family residential mortgages	—	—	—	(52)
Total additions	$—	$—	$344	$(18)
Accretion:
Commercial and industrial	(8)	(1)	(11)	3
SBA	2	2	18	8
Construction and land development	—	—	—	(1)
Commercial real estate	(62)	(11)	309	1
Single family residential mortgages	86	122	267	422
Total accretion	$18	$112	$583	$433
Ending balance of discount on purchased loans	$998	$1,276	$998	$1,276

Interest expense on deposits increased to $25.0 million for the third quarter of 2023 as compared to $4.0 million for the third quarter of 2022. The $21.0 million, or 525.6%, increase in interest expense on deposits was primarily due to a 301 basis point increase in the average rate paid on interest-bearing deposits due to average higher rates paid on time deposits and a $651.7 million increase in average interest-bearing deposits. Average noninterest-bearing deposits decreased $393.5 million to $571.4 million from $964.9 million in the third quarter of 2022 primarily due to the exit of a single deposit relationship and customers transferring their deposit balances into higher yielding money market accounts and time deposits.

The provision for credit losses decreased $367,000 to $1.4 million in the third quarter of 2023 compared to $1.8 million in the third quarter of 2022. The decrease was reflective of declines in loan growth, partially offset by increases in classified loans that increased the qualitative factors in the Company's CECL model. The provision for credit losses included a provision for credit losses of $1.5 million, partially offset by a credit for off-balance sheet commitments of $144,000 in the third quarter of 2023. There were $2.2 million in net loan charge-offs in the third quarter of 2023, as compared to $127,000 in net loan recoveries in the third quarter of 2022.

The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Noninterest income:
Service charges, fees and other	$1,357	$1,214	$143	11.8%	$4,150	$3,745	$405	10.8%
Gain on sale of loans	212	265	(53)	(20.0)%	258	1,783	(1,525)	(85.5)%
Loan servicing fee, net of amortization	623	724	(101)	(14.0)%	1,959	1,628	331	20.3%
Increase in cash surrender of life insurance	356	332	24	7.2%	1,036	986	50	5.1%
Gain on sale of OREO	190	—	190	100.0%	190	—	190	100.0%
Gain on sale of fixed assets	32	—	32	100.0%	32	757	(725)	(95.8)%
Total noninterest income	$2,770	$2,535	$235	9.3%	$7,625	$8,899	$(1,274)	(14.3)%

Noninterest income increased $235,000, or 9.3%, to $2.8 million for the third quarter of 2023, compared to $2.5 million for the same quarter in the prior year. The increase was primarily attributable to a $190,000 increase in gain on sale of other real estate owned ("OREO"), a $143,000 increase in letter of credit commissions, wealth management commissions and other income, partially offset by a $101,000 decrease in loan servicing income.

Gain on sale of loans is comprised primarily of gains on sale of SFR mortgage loans and SBA loans. Gain on sale of loans totaled $212,000 in the third quarter of 2023, compared to $265,000 in the third quarter of 2022. The decrease was primarily due to the increase in interest rates, which resulted in the decreases in FNMA, FHLMC, non-qualified loan originations and sales. In addition, $20 million mortgage loans were sold at par value but reflecting the net deferred cost resulted in a loss of $103,000 from those loans sold.

The following table presents information on loans sold and gain on loans sold for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Loans sold:
SBA	$3,014	$2,474	$540	21.8%	$3,141	$11,907	$(8,766)	(73.6)%
Single family residential mortgage	28,846	3,810	25,036	657.1%	31,092	43,314	(12,222)	(28.2)%
	$31,860	$6,284	$25,576	407.0%	$34,233	$55,221	$(20,988)	(38.0)%
Gain on loans sold:
SBA	$189	$130	$59	45.4%	$199	$653	$(454)	(69.5)%
Single family residential mortgage	23	135	(112)	(83.0)%	59	1,130	(1,071)	(94.8)%
	$212	$265	$(53)	(20.0)%	$258	$1,783	$(1,525)	(85.5)%

Our loan servicing income, net of amortization, decreased by $101,000 to $623,000 for the three months ended September 30, 2023 compared to net servicing income of $724,000 for the three months ended September 30, 2022. Loan servicing income, net of amortization decreased due to the decrease in volume of SFR and SBA loans we are servicing. The following table presents information on loan servicing income for the three and nine months ended September 30, 2023 and 2022.

(dollars in thousands)	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
For the period	2023	2022	$	%	2023	2022	$	%
Loan servicing income, net of amortization:
Single family residential loans serviced	$534	$491	$43	8.8%	$1,614	$1,189	$425	35.7%
SBA loans serviced	89	233	(144)	(61.8)%	345	439	(94)	(21.4)%
Total	$623	$724	$(101)	(14.0)%	$1,959	$1,628	$331	20.3%

As of September 30, 2023, we were servicing SFR mortgage loans for other financial institutions, FHLMC, and FNMA, and we were also servicing SBA loans. The decline in the respective servicing portfolios reflects prepayment of loans from the third quarter of 2022 through the third quarter of 2023.

The following table shows loans serviced for others as of September 30, 2023 and 2022:

	September 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%
As of period-end
Single family residential loans serviced	$1,041,352	$1,157,832	$(116,480)	(10.1)%
SBA loans serviced	102,605	128,020	(25,415)	(19.9)%
Commercial real estate loans serviced	3,933	4,011	(78)	(1.9)%
Construction loans serviced	4,388	—	4,388	100%
Total	$1,152,278	$1,289,863	$(137,585)	(10.7)%

The following table sets forth major components of our noninterest expense for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Noninterest expense:
Salaries and employee benefits	$9,744	$9,561	$183	1.9%	$28,935	$28,558	$377	1.3%
Occupancy and equipment expense	2,414	2,349	65	2.8%	7,242	6,728	514	7.6%
Data processing	1,315	1,306	9	0.7%	3,969	3,857	112	2.9%
Legal and professional	1,022	1,077	(55)	(5.1)%	6,907	4,337	2,570	59.3%
Office expenses	437	382	55	14.4%	1,163	1,033	130	12.6%
Marketing and business promotion	340	364	(24)	(6.6)%	892	1,172	(280)	(23.9)%
Insurance and regulatory assessments	730	441	289	65.5%	2,043	1,360	683	50.2%
Amortization of core deposit intangible	236	277	(41)	(14.8)%	708	833	(125)	(15.0)%
Other expenses	638	940	(302)	(32.1)%	2,445	2,489	(44)	(1.8)%
Total noninterest expense	$16,876	$16,697	$179	1.1%	$54,304	$50,367	$3,937	7.8%

Noninterest expense increased $179,000, or 1.1%, to $16.9 million in the third quarter of 2023 compared to $16.7 million in the third quarter of 2022. The increase was primarily due to a $240,000 increase in the FDIC assessment and a $183,000 increase in salaries and benefits expense, partially offset by a $125,000 decrease in director travel expenses and a $144,000 decrease in compensation expense related to director restricted stock units.

Salaries and employee benefits expense increased $183,000, or 1.9%, to $9.7 million for the third quarter of 2023 compared to $9.6 million for the third quarter of 2022, due to normal salary increases and a decreased loan deferred cost salary offset due to lower loan originations partially offset by a decrease in bonus expense and commissions expense. The number of full-time equivalent employees was 380 at September 30, 2023 compared to 382 at September 30, 2022. None of our employees are represented by a labor union, or governed by any collective bargaining agreements.

Occupancy and equipment expense increased $65,000, or 2.8%, to $2.4 million for the third quarter of 2023 compared to $2.3 million for the third quarter of 2022, primarily due to increases in rent.

Legal and professional expense decreased $55,000 to $1.0 million for the three months ended September 30, 2023 compared to $1.1 million for the three months ended September 30, 2022. The decrease in legal and professional expense from the third quarter of 2022 was due to the insurance coverage with respect to legal expenses related to the Company's voluntary cooperation with the SEC's requests for information, as disclosed in the Company's Current Report on Form 8-K filed with the SEC on July 24, 2023, after all prior payments of the Company reached the $1.0 million retention amount.

Insurance and regulatory assessments increased $289,000, or 65.5%, to $730,000 in the third quarter of 2023 due to an increase in the FDIC assessment by $240,000.

During the three months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $3.6 million and $6.4 million, respectively, reflecting an effective tax rate of 29.9% and 27.8% for the three months ended September 30, 2023 and 2022, respectively. The Company did not recognize a tax benefit from stock option exercises for the three months ended September 30, 2023 and recognized a tax benefit from stock option exercises of $276,000 for the same period in 2022.

Net income after tax amounted to $8.5 million for the third quarter of 2023, an $8.2 million, or a 49.1% decrease from $16.7 million in the third quarter of 2022 primarily due to a decrease of $11.4 million in net interest income and an increase of $179,000 in noninterest expense, partially offset by an increase of $235,000 in noninterest income, a decrease of $2.8 million in income tax expense and a decrease of $367,000 in the provision for credit losses.

Results of Operations—Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and September 30, 2022

The following discussion of our results of operations compares the nine months ended September 30, 2023 and 2022. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

Net Interest Income/Average Balance Sheet. In the first nine months of 2023, we generated $93.7 million of taxable-equivalent net interest income, a decrease of $16.9 million, or 15.3%, from the $110.6 million of taxable-equivalent net interest income we earned in the first nine months of 2022. The decrease in net interest income was primarily due to a 279 basis point increase in the average rate paid on interest-bearing deposits and a $487.6 million increase in average interest-bearing deposits, partially offset by a 130 basis point increase in the average yield on interest-earning assets, and a $221.9 million increase in average gross loans. The Federal Reserve raised interest rates by 2.25% during the 12-month period from September 30, 2022 to September 30, 2023.

For the nine months ended September 30, 2023 and 2022, our net interest margin was 3.31% and 3.95%, respectively. The decrease in net interest margin was primarily due to a 279 basis point increase in the average rate paid on interest-bearing deposits and a $487.6 million increase in average interest-bearing deposits, partially offset by a 130 basis point increase in the average yield on interest-earning assets, and a $221.9 million increase in average gross loans. The cost of interest-bearing deposits increased due to increasing market rates and peer bank deposit competition. Our net interest margin for the nine months ended September 30, 2023 and 2022, excluding accretion income on our purchased loan portfolios, would have been 3.29% and 3.93%, respectively.

Interest and fees on HFI and HFS loans for the first nine months of 2023 was $148.4 million compared to $121.6 million for the first nine months of 2022. The $26.7 million, or 22.0%, increase was primarily due to a $221.9 million, or 7.3%, increase in the average balance of total loans outstanding and a 73 basis point increase in the average yield on total loans. The increase in the average loan balance was primarily due to organic loan growth. Purchased loan discount accretion income totaled $583,000 in the first nine months of 2023 compared to $433,000 in the first nine months of 2022. For the nine months ended September 30, 2023 and 2022, the yield on total HFI and HFS loans was 6.09% and 5.36%, respectively, while the yield on total loans excluding accretion income on our purchased loan portfolio would have been 6.07% and 5.34%, respectively.

Interest expense on deposits increased to $62.6 million for the first nine months of 2023 as compared to $8.6 million for the first nine months of 2022. The $54.0 million, or 625.3%, increase in interest expense on deposits was primarily due to a 279 basis point increase in the average rate paid on interest-bearing deposits due to average higher rates paid on time deposits and a $487.6 million increase in average interest-bearing deposits. Average noninterest-bearing deposits decreased $490.4 million to $624.8 million from $1.1 billion in the first nine months of 2022 primarily due to the exit of a single deposit relationship and customers transferring their deposit balances into higher yielding money market accounts and time deposits.

The provision for credit losses increased $745,000 to $3.8 million in the first nine months of 2023 compared to $3.0 million in the first nine months of 2022. The increase was reflective of increases in classified loans during the first nine months of 2023 that increased the qualitative factors in the Company's CECL model. The provision for credit losses included a provision for credit losses of $4.3 million, partially offset by a credit for off-balance sheet commitments of $503,000 in the first nine months of 2023. There were $2.9 million in net loan charge-offs in the first nine months of 2023, as compared to $87,000 in net loan recoveries in the first nine months of 2022.

Noninterest income decreased $1.3 million, or 14.3%, to $7.6 million for the first nine months of 2023, compared to $8.9 million for the same period in the prior year. The decrease was primarily attributable to a $1.5 million decrease in gain on sale of loans due to increases in market rates of interest that caused decreases in both HFS loans and gain on loans sold and a $725,000 decrease in gain on sale of fixed assets partially offset by a $331,000 increase in loan servicing fees due to loan payoffs slowing down in 2023, a $316,000 increase in wealth management commissions and a $190,000 increase in gain on sale of OREO.

Gain on sale of loans is comprised primarily of gains on sale of SFR mortgage loans and SBA loans. Gain on sale of loans totaled $258,000 in the first nine months of 2023, compared to $1.8 million in the first nine months of 2022. The decrease was primarily caused by a decrease of $21.0 million in loan sale volume, primarily due to the increase in interest rates, which resulted in the decreases in FNMA, FHLMC, non-qualified mortgage loans, and SBA originations and loan sales.

Our loan servicing income, net of amortization, increased by $331,000 to $2.0 million for the nine months ended September 30, 2023 compared to net servicing income of $1.6 million for the nine months ended September 30, 2022. Loan servicing income, net of amortization increased due to higher interest rates, which affects the pre-payment speeds on loans serviced. We are experiencing lower loan pre-payments on SFR and SBA loans due to higher market rates. The decrease in SBA loan servicing income is due to a decrease in the volume of SBA loans we are servicing.

Noninterest expense increased $3.9 million, or 7.8%, to $54.3 million in the first nine months of 2023 compared to $50.4 million in the first nine months of 2022. The $3.9 million increase was primarily due to a $2.6 million increase in legal and other professional expense, a $683,000 increase in insurance and regulatory assessments, a $514,000 increase in occupancy and equipment expense, and a $377,000 increase in salaries and employee benefits expense due to new hires and merit increases to reflect economic inflation.

Salaries and employee benefits expense increased $377,000, or 1.3%, to $28.9 million for the first nine months of 2023 compared to $28.6 million for the first nine months of 2022, due to a $2.5 million decrease in deferred loan salary offset costs due to lower loan originations, normal salary increases and increases in health benefit costs, partially offset by decreases in bonuses and commissions.

Occupancy and equipment expense increased $514,000, or 7.6%, to $7.2 million for the first nine months of 2023 compared to $6.7 million for the first nine months of 2022, primarily due to increases in rent and real estate property taxes.

Data processing expense increased $112,000, or 2.9%, to $4.0 million for the first nine months of 2023, compared to $3.9 million for the first nine months of 2022, primarily due to data processing and software license fees.

Legal and professional expense increased $2.6 million to $6.9 million in the nine months ended September 30, 2023 compared to $4.3 million for the nine months ended September 30, 2022. The $2.6 million increase in legal and professional expense from the first nine months of 2022 was due to a $1.8 million increase in legal expenses related to the Company's voluntary cooperation with the SEC’s requests for information, as disclosed in the Company's Current Report on Form 8-K filed with the SEC on July 24, 2023 and an increase of $923,000 in external auditor fees.

Insurance and regulatory assessments increased $683,000, or 50.2%, to $2.0 million in the first nine months of 2023 due to a $475,000 increase in the FDIC assessment and a $136,000 increase in directors and officers insurance expense.

During the nine months ended September 30, 2023 and 2022, the Company recorded an income tax provision of $12.8 million and $19.3 million, respectively, reflecting an effective tax rate of 29.6% and 29.2% for the nine months ended September 30, 2023 and 2022, respectively. The Company recognized tax benefit from stock option exercises of $5,000 for the nine months ended September 30, 2023 and $578,000 for the same period in 2022.

Net income after tax amounted to $30.4 million for the first nine months of 2023, a $16.4 million, or a 35.0% decrease from $46.7 million in the first nine months of 2022 primarily due to a $16.9 million decrease in net interest income, an increase of $3.9 million in noninterest expense, a decrease of $1.3 million in noninterest income, and an increase of $745,000 in the provision for credit losses, partially offset by a decrease of $6.5 million in income tax expense.

ANALYSIS OF FINANCIAL CONDITION

Assets

Total assets increased $150.3 million to $4.1 billion as of September 30, 2023, from $3.9 billion as of December 31, 2022, primarily due to increases in cash and cash equivalents of $247.2 million, and investment securities of $97.0 million, partially offset by a decrease in net HFI loans of $215.5 million.

Investment Securities

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table sets forth the book value and percentage of each category of securities at September 30, 2023 and December 31, 2022. The book value for debt securities classified as AFS is reflected at fair market value and the book value for securities classified as HTM is reflected at amortized cost.

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value
Government agency securities	$7,894	2.2%	$4,495	1.7%
SBA agency securities	7,261	2.0%	2,411	0.9%
Mortgage-backed securities: residential	33,437	9.3%	38,057	14.4%
Mortgage-backed securities: commercial	—	0.0%	4,871	1.9%
Collateralized mortgage obligations: residential	71,199	19.8%	69,903	26.6%
Collateralized mortgage obligations: commercial	67,495	18.8%	41,690	15.9%
Commercial paper	129,073	35.9%	49,537	18.9%
Corporate debt securities (1)	29,806	8.3%	37,012	14.1%
Municipal securities	8,213	2.3%	8,854	3.4%
Total securities, available for sale, at fair value	$354,378	98.6%	$256,830	97.8%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$502	0.1%	$1,003	0.4%
Tax-exempt municipal securities	4,712	1.3%	4,726	1.8%
Total securities, held to maturity, at amortized cost	5,214	1.4%	5,729	2.2%
Total securities	$359,592	100.0%	$262,559	100.0%

(1)	Comprised of corporate note securities, commercial paper and financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM at September 30, 2023 and December 31, 2022.

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2023	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$8,694	$—	$(800)	$7,894
SBA agency securities	7,533	—	(272)	7,261
Mortgage-backed securities: residential	41,501	—	(8,064)	33,437
Collateralized mortgage obligations: residential	86,343	—	(15,144)	71,199
Collateralized mortgage obligations: commercial	70,837	1	(3,343)	67,495
Commercial paper	129,105	—	(32)	129,073
Corporate debt securities	34,817	—	(5,011)	29,806
Municipal securities	12,644	—	(4,431)	8,213
	$391,474	$1	$(37,097)	$354,378
Held to maturity
Municipal taxable securities	$502	$—	$(3)	$499
Municipal securities	4,712	—	(461)	4,251
	$5,214	$—	$(464)	$4,750
December 31, 2022
Available for sale
Government agency securities	$5,012	$—	$(517)	$4,495
SBA agency securities	2,634	—	(223)	2,411
Mortgage-backed securities: residential	44,809	—	(6,752)	38,057
Mortgage-backed securities: commercial	4,887	—	(16)	4,871
Collateralized mortgage obligations: residential	82,759	—	(12,856)	69,903
Collateralized mortgage obligations: commercial	44,591	—	(2,901)	41,690
Commercial paper	49,551	2	(16)	49,537
Corporate debt securities	41,176	1	(4,165)	37,012
Municipal securities	12,669	—	(3,815)	8,854
	$288,088	$3	$(31,261)	$256,830
Held to maturity
Municipal taxable securities	$1,003	$7	$(3)	$1,007
Municipal securities	4,726	—	(170)	4,556
	$5,729	$7	$(173)	$5,563

The weighted-average book yield on the total investment portfolio at September 30, 2023 was 3.66% with a weighted-average life of 4.7 years. This compares to a weighted-average book yield of 2.55% with a weighted-average life of 5.8 years at December 31, 2022. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows the Company’s investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2023 and December 31, 2022. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired. A summary of our analysis of these securities and the unrealized losses is described more fully in "Note 4 — Investment Securities" of our consolidated financial statements included in our 2022 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months		Twelve Months or More		Total
(dollars in thousands)		Unrealized		Unrealized		Unrealized
September 30, 2023	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government sponsored agencies	$4,119	$(174)	$3,775	$(626)	$7,894	$(800)
SBA Agency Securities	—	—	2,115	(272)	2,115	(272)
Mortgage-backed securities: residential	—	—	33,437	(8,064)	33,437	(8,064)
Collateralized mortgage obligations: residential	11,956	(310)	59,243	(14,834)	71,199	(15,144)
Collateralized mortgage obligations: commercial	23,696	(121)	38,800	(3,222)	62,496	(3,343)
Commercial paper	114,185	(32)	—	—	114,185	(32)
Corporate debt securities	—	—	29,806	(5,011)	29,806	(5,011)
Municipal securities	—	—	8,213	(4,431)	8,213	(4,431)
Total available for sale	$153,956	$(637)	$175,389	$(36,460)	$329,345	$(37,097)

Municipal taxable securities	$499	$(3)	$—	$—	$499	(3)
Municipal securities	1,281	(134)	2,970	(327)	4,251	(461)
Total held to maturity	$1,780	$(137)	$2,970	$(327)	$4,750	$(464)

December 31, 2022
Government sponsored agencies	$354	$(24)	$4,141	$(493)	$4,495	$(517)
SBA agency securities	2,411	(223)	—	—	2,411	(223)
Mortgage-backed securities: residential	5,535	(362)	32,522	(6,390)	38,057	(6,752)
Mortgage-backed securities: commercial	4,871	(16)	—	—	4,871	(16)
Collateralized mortgage obligations: residential	27,050	(1,842)	39,815	(11,014)	66,865	(12,856)
Collateralized mortgage obligations: commercial	18,741	(790)	22,949	(2,111)	41,690	(2,901)
Commercial paper	39,624	(16)	—	—	39,624	(16)
Corporate debt securities	22,977	(1,843)	10,330	(2,322)	33,307	(4,165)
Municipal securities	—	—	8,854	(3,815)	8,854	(3,815)
Total available for sale	$121,563	$(5,116)	$118,611	$(26,145)	$240,174	$(31,261)

Municipal taxable securities	$498	$(3)	$—	$—	$498	(3)
Municipal securities	4,556	(170)	—	—	4,556	(170)
Total held to maturity	$5,054	$(173)	$—	$—	$5,054	$(173)

The Company did not record any charges for other-than-temporary impairment losses for the three and nine months ended September 30, 2023 and 2022.

Loan Portfolio

At September 30, 2023, total HFI loans, net of ACL, totaled $3.1 billion. The following table presents the balance and associated percentage of each major category in our loan portfolio at September 30, 2023 and December 31, 2022:

	As of September 30, 2023		As of December 31, 2022
(dollars in thousands)	$	%	$	%
Loans:(1)
Real Estate:
Construction and land development	$259,778	8.3%	$276,876	8.3%
Commercial real estate (2)	1,164,210	37.3%	1,312,132	39.3%
Single-family residential mortgages	1,505,307	48.2%	1,464,108	43.9%
Commercial:
Commercial and industrial	127,655	4.1%	201,223	6.0%
SBA	50,420	1.6%	61,411	1.8%
Other:
Other loans	13,582	0.5%	20,699	0.7%
Total loans	3,120,952	100.0%	3,336,449	100.0%
Allowance for credit losses	(42,430)		(41,076)
Total loans, net	$3,078,522		$3,295,373

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.

Total HFI loans decreased $215.5 million, or 6.5%, to $3.1 billion at September 30, 2023 compared to $3.3 billion at December 31, 2022. The decrease was primarily due to decreases in CRE loans of $147.9 million, C&I loans of $73.6 million, and C&D loans of $17.1 million, partially offset by an increase in SFR mortgage loans of $41.2 million.

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

C&I loans decreased $73.6 million, or 36.6%, to $127.7 million as of September 30, 2023 compared to $201.2 million at December 31, 2022 primarily due to a decrease in usages of the credit lines due to interest rates.

CRE loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR mortgage loans originated for a business purpose. The interest rate for the majority of these loans are prime-based and have a maturity of five years or less. Our policy maximum loan-to-value (“LTV”) ratio is 75% for CRE loans; however, we temporarily lowered the applicable LTV to 70% to be conservative in regards to real estate valuations. The total CRE portfolio decreased $147.9 million, or 11.3%, to $1.2 billion at September 30, 2023, compared to $1.3 billion at December 31, 2022 primarily due to the Company's efforts to reduce loans with higher risk and partly due to loans refinancing with other lenders. CRE portfolio decreases caused lower loan to deposit ratio and strengthened the liquidity position of the Company. The multi-family residential loan portfolio was $553.5 million as of September 30, 2023 and $643.2 million as of December 31, 2022. The SFR mortgage loan portfolio originated for a business purpose totaled $60.9 million as of September 30, 2023 and $69.3 million as of December 31, 2022.

C&D loans decreased $17.1 million, or 6.2%, to $259.8 million at September 30, 2023 as compared to $276.9 million at December 31, 2022, as repayments exceeded loan originations. The following table shows the categories of our C&D portfolio as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023		As of December 31, 2022		Increase (Decrease)
(dollars in thousands)	$	Mix %	$	Mix %	$	%
Residential construction	$153,471	59.1%	$166,558	60.1%	$(13,087)	(7.9)%
Commercial construction	74,849	28.8%	77,231	27.9%	(2,382)	(3.1)%
Land development	31,458	12.1%	33,087	12.0%	(1,629)	(4.9)%
Total construction and land development loans	$259,778	100.0%	$276,876	100.0%	$(17,098)	(6.2)%

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

SBA loans decreased $11.0 million, or 17.9%, to $50.4 million at September 30, 2023 compared to $61.4 million at December 31, 2022. We originated SBA loans of $7.5 million during the first nine months of 2023. Offsetting these loan originations were loan sales of $3.1 million and net loan payoffs and paydowns of $15.4 million during the first nine months of 2023.

We originate both qualified and non-qualified, alternative documentation SFR mortgage loans through correspondent relationships or through our branch network or retail channel to accommodate the needs of the Asian-American market. As of September 30, 2023, we had $1.5 billion of SFR real estate loans, representing 48.2% of our HFI loan portfolio.

As of September 30, 2023, the weighted-average LTV of the portfolio was 57.4%, the weighted average FICO score was 763, and the average duration of the portfolio was 2.3 years.

We originate non-qualified SFR mortgage loans both to sell and hold for investment. The HFI loans are generally originated through our retail branch network to our customers.

Except for SFR loans sold to FNMA, FHLMC or in connection with a securitization, the loans are sold with no representation or warranties and with a replacement feature for the first 90-days if the loan pays off early. We originate qualified mortgages and sell them directly to FNMA or FHLMC. These loans are underwritten under FNMA or FHLMC guidelines and sold with the normal FNMA conditions. In addition, we may sell some of our non-qualified SFR mortgage loans to FNMA in a bulk sale with limited recourse to us.

SFR mortgage real estate loans increased $41.2 million, or 2.8%, to $1.51 billion as of September 30, 2023 as compared to $1.46 billion as of December 31, 2022. The increase was due to greater loan originations compared to net pay-offs and paydowns. There were $62,000 HFS loans as of September 30, 2023, compared to none as of December 31, 2022, primarily due to decreasing loan originations caused by increases in market interest rates.

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

The following table allocates the allowance for credit losses, or the allowance, by category:

	As of September 30, 2023		As of December 31, 2022
(dollars in thousands)	$	% (1)	$	% (1)
Loans:
Real Estate:
Construction and land development	$1,767	0.68%	$2,638	0.95%
Commercial real estate (2)	17,575	1.51%	17,657	1.35%
Single family residential mortgages	20,340	1.35%	17,640	1.20%
Commercial:
Commercial and industrial	1,367	1.07%	1,804	0.90%
SBA	1,176	2.33%	621	1.01%
Other:
Other	205	1.51%	716	3.46%
Allowance for credit losses	$42,430	1.36%	$41,076	1.23%

(1)	% of allowance to total loans in the respective category
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

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

Individual loans considered to be uncollectible are charged off against the allowance. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the allowance. Net charge-offs to average loans were 0.12% for the nine months ended September 30, 2023 and zero percent for the twelve months ended December 31, 2022.

The ACL was $42.4 million at September 30, 2023 compared to $41.1 million at December 31, 2022. The $1.4 million increase in 2023 was primarily due to a provision for credit losses of $4.3 million, partially offset by net charge-offs of $2.9 million.

The following table provides an analysis of the ACL, provision for credit losses and net charge-offs for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Balance, beginning of period	$43,092	$36,289	$41,076	$32,912
ASU 2016-13 transition adjustment	—	—	—	2,135
Adjusted beginning balance	$43,092	$36,289	$41,076	$35,047
Charge-offs:
Commercial and industrial	—	(5)	—	(5)
SBA	—	—	(62)	—
Construction & land development	(12)		(12)
Commercial real estate	(2,138)	—	(2,537)	—
Single-family residential mortgages	—	—	(93)	—
Other	(67)	(44)	(288)	(146)
Total charge-offs	(2,217)	(49)	(2,992)	(151)
Recoveries:
Commercial and industrial	2	1	2	2
SBA	—	168	—	227
Other	9	7	47	9
Total recoveries	11	176	49	238
Net (charge-offs) recoveries	(2,206)	127	(2,943)	87
Provision for credit losses	1,544	1,766	4,297	3,048
Balance, end of period	$42,430	$38,182	$42,430	$38,182

Reserve for off-balance sheet credit commitments
Balance, beginning of period	$798	$2,115	$1,157	$1,203
Impact of ASU 2016-13 adoption	—	—	—	$1,045
Adjusted beginning balance	$798	$2,115	$1,157	$2,248
Reversal for credit losses	(144)	(28)	(503)	(161)
Balance, end of period	$654	$2,087	$654	$2,087

Total HFI loans at end of period	3,120,952	3,220,913	3,120,952	3,220,913
Average HFI loans	3,155,386	3,123,921	3,256,011	3,032,813
Net (charge-offs) recoveries to average HFI loans	(0.28)%	0.02%	(0.12)%	0.00%
Allowance for credit losses to total loans	1.36%	1.19%	1.36%	1.19%
Credit discount on loans purchased through acquisitions	$2,257	$2,769	$2,257	$2,769

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

	As of September 30,	As of December 31,
(dollars in thousands)	2023	2022
Modified loans:
Total modified loans	$—	$—
Accruing troubled debt restructured loans:
Commercial and industrial	—	306
Commercial real estate	—	894
Total accruing troubled debt restructured loans	—	1,200
Nonaccrual loans:
Commercial and industrial	761	713
SBA	2,009	2,245
Construction and land development	128	141
Commercial real estate	20,330	13,189
Single-family residential mortgages	16,868	5,936
Other	50	99
Total nonaccrual loans	40,146	22,323
Total nonperforming loans	40,146	23,523
OREO	284	577
Nonperforming assets	$40,430	$24,100
Nonperforming loans to total loans	1.29%	0.71%
Nonperforming assets to total assets	0.99%	0.61%

Nonperforming loans increased $16.6 million to $40.1 million at September 30, 2023, from $23.5 million at December 31, 2022. The $16.6 million increase in nonperforming loans was due to increases in nonperforming residential mortgage loans of $15.5 million and CRE loans of $10.8 million, partially offset by nonperforming loan payoffs or paydowns of $5.5 million, non-performing loan charge-offs of $2.8 million and loans that migrated to accruing status of $1.6 million during the first nine months of 2023.

Our 30-89 day delinquent loans, excluding nonaccrual loans, were $19.7 million as of September 30, 2023, compared to $15.2 million as of December 31, 2022. The $4.4 million increase in past due loans was primarily due to loans that migrated into nonaccrual status of $7.5 million, loans that migrated back to past due for less than 30 days in the amount of $7.4 million, and payoffs and paydowns of $1.0 million, partially offset by the addition of new delinquent loans in the aggregate amount of $20.4 million, including a new delinquent CRE loan of $16.1 million that was over 30 days delinquent due to a one business day payment delay, which reverted back to current status in October 2023.

No interest income on nonaccrual loans was recognized on a cash basis for the three or nine months ended September 30, 2023 and 2022.

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, or interest rate reduction. The Company may provide multiple types of concessions on one loan. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

There were no loans that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2023 and the year ended December 31, 2022.

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

Loans classified as special mention decreased $11.0 million to $31.2 million at September 30, 2023 from $42.2 million at December 31, 2022. The decrease in special mention loans was due to special mention loans payoffs or paydowns of $23.7 million C&I loans and $410,000 CRE loans, downgrades to substandard loans of $8.9 million CRE loans, and upgrades to pass loans of $5.3 million C&I loans, partially offset by additional special mention loans of $12.7 million CRE loans, $11.7 million C&D loans and $2.6 million C&I loans. Loans classified as substandard increased $9.4 million to $71.4 million at September 30, 2023 from $62.0 million at December 31, 2022. The increase in substandard loans was due to downgrades from special mention loans of $8.9 million, additional substandard loans of $11.6 million CRE loans, and $10.2 million SFR mortgage loans, partially offset by upgrades to watch and pass loans of $9.9 million, substandard loans payoffs or paydowns of $6.1 million CRE loans, and substandard loans payoffs or paydowns of $3.8 million SFR mortgage loans.

Cash and cash equivalents increased $247.2 million, or 295.9%, to $330.8 million as of September 30, 2023 as compared to $83.5 million at December 31, 2022. The increase in cash and cash equivalents was due to increases in the balances of time deposits due to Bank-wide promotions of time deposits to strengthen our liquidity position and a slowdown in lending.

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

Goodwill was $71.5 million at both September 30, 2023 and December 31, 2022. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consist of core deposit intangibles ("CDI"), were $3.0 million and $3.7 million at September 30, 2023 and December 31, 2022, respectively. The CDI assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of eight to ten years. The bank failures in the first half of 2023 caused a significant decline in bank stock prices, including the Company’s stock price. After evaluating the prolonged decrease in the Company's market value, management performed a quantitative goodwill impairment analysis as of September 30, 2023. Management estimated the fair value of the Company using both the guideline public company method, market approach, and the discounted cash flow method, income approach. Based on this quantitative analysis, the fair value of the Company exceeds its carrying amount with a passing amount of 9.6%. Management has concluded that goodwill was not impaired at September 30, 2023.

Total liabilities increased by $128.9 million to $3.6 billion at September 30, 2023 from $3.4 billion at December 31, 2022, primarily due to a $410.1 million increase in time deposits, partially offset by a $226.3 million decrease in noninterest-bearing demand deposits and a $70.0 million decrease in FHLB advances.

As an Asian-American business bank that focuses on successful businesses and their owners, many of our depositors choose to make large deposits with us.

The following table summarizes our average deposit balances and weighted average rates for the three months ended September 30, 2023 and year ended December 31, 2022:

	For the Three Months Ended		For the Year Ended
	September 30, 2023		December 31, 2022
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand	$571,371	—	$1,050,063	—
Interest-bearing:
NOW	55,325	1.44%	73,335	0.36%
Money market	403,300	2.61%	631,094	0.81%
Savings	123,709	0.80%	144,409	0.13%
Time, less than $250,000	1,285,320	4.35%	609,464	1.08%
Time, $250,000 and over	717,026	4.29%	565,059	1.20%
Total interest-bearing	2,584,680	3.83%	2,023,361	0.93%
Total deposits	$3,156,051	3.14%	$3,073,424	0.61%

The following table sets forth the maturity of time deposits of $250,000 or more and all wholesale deposits as of September 30, 2023:

	Maturity Within:
(dollars in thousands)	Three Months	After Three to Six Months	Six to 12 Months	After 12 Months	Total
Time, $250,000 and over	$228,022	$281,606	$238,989	$1,961	$750,578
Wholesale deposits (1)	12,796	39,950	7,000	—	59,746
Time, brokered	180,732	139,985	—	—	320,717
Total	$421,550	$461,541	$245,989	$1,961	$1,131,041

(1)	Wholesale deposits are defined as time deposits under $250,000 originated through internet rate line and/or other deposit originators.

We acquire wholesale time deposits from the internet and outside deposit originators as needed to supplement liquidity. The total amount of such deposits was $59.7 million as of September 30, 2023 and $7.1 million as of December 31, 2022. The Bank had $320.7 million in brokered deposits at September 30, 2023 and $255.0 million in brokered deposits at December 31, 2022. The increases in brokered deposits and wholesale deposits were a result of efforts to strengthen our liquidity position.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(dollars in thousands)
	September 30, 2023	December 31, 2022
Uninsured deposits	$1,316,275	$1,212,517

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $548.1 million at September 30, 2023. The following table sets forth the maturity distribution of the estimated uninsured time deposits

As of September 30,
(dollars in thousands)	2023
3 months or less	$159,754
Over 3 months through 6 months	193,071
Over 6 months through 12 months	186,253
Over 12 months	9,042
Total	$548,120

Total deposits increased $176.4 million to $3.2 billion at September 30, 2023 as compared to $3.0 billion at December 31, 2022. The increase was mainly due to increases in the balances of higher yielding time deposits. As of September 30, 2023, total deposits were comprised of 18.1% noninterest-bearing demand accounts, 19.3% of interest-bearing non-maturity accounts and 62.6% of time deposits.

As of September 30, 2023, $3,000 in deposit overdrafts were reclassified as other loans. As of December 31, 2022, the amount was $108,000.

In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. We had no FHLB short-term advances at September 30, 2023 and $70.0 million in FHLB short-term advances at December 31, 2022. The Company secured the short-term FHLB advances in order to maintain its liquidity to meet its funding needs due to reduced concentration of certain deposit customers and other deposit outflows. We had $150.0 million in FHLB long-term advances at September 30, 2023 and December 31, 2022. The original term is five years, maturing by March 2025. The average fixed interest rate on FHLB long-term advances is 1.18%. The Company secured this funding in case it experienced a liquidity issue caused by the COVID-19 pandemic and to obtain an attractive interest rate. The following table sets forth information on our total FHLB advances during the periods presented:

	As of and For the Three Months Ended		As of and For the Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2023	2022	2023	2022
Outstanding at period-end	$150,000	$240,000	$150,000	$240,000
Average amount outstanding	150,000	239,674	179,707	191,136
Maximum amount outstanding at any month-end	150,000	270,000	220,000	270,000
Weighted average interest rate:
During period	1.18%	1.69%	1.81%	1.38%
End of period	1.18%	1.94%	1.18%	1.94%

In November 2018, the Company issued $55.0 million of 6.18% fixed-to-floating rate subordinated notes due December 1, 2028 (the "2028 Subordinated Notes"). The Company used the net proceeds from the offering for general corporate purposes, including providing capital to the Bank and maintaining adequate liquidity at the Company. The 2028 Subordinated Notes bear interest at the initial rate of 6.18% per annum from December 1, 2018 until but excluding December 1, 2023, payable on June 1 and December 1 of each year. Thereafter, the Company will pay interest on the principal amount of this note at a variable rate equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 315 basis points each March 1, June 1, September 1 and December 1.

On December 1, 2023, the Company intends to redeem the 2028 Subordinated Notes at a redemption price equal to 100% of the principal amount of the 2028 Subordinated Notes plus accrued and unpaid interest to but excluding December 1, 2023. The 2028 Subordinated Notes have an aggregate principal amount outstanding of $55 million. From and after December 1, 2023, all interest on the 2028 Subordinated Notes will cease to accrue.

In March 2021, the Company issued $120 million of 4.00% fixed-to-floating rate subordinated notes due April 1, 2031 (the "2031 Subordinated Notes"). The interest rate is fixed through July 1, 2026 and floats at three-month SOFR plus 329 basis points thereafter. The Company can redeem the 2031 Subordinated Notes beginning April 1, 2026. The 2031 Subordinated Notes are considered Tier 2 capital at the Company.

Subordinated debentures consist of subordinated notes. As of September 30, 2023 and December 31, 2022, the amount outstanding was $14.9 million and $14.7 million, respectively. Under the terms of our subordinated notes and the related subordinated note purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long term debt. These subordinated notes consist of the following:

●  The Company maintains the TFC Statutory Trust ("TFC Trust"), which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). These trust preferred securities were originally issued by TFC Trust, which was a subsidiary of TFC Holding Company, which was acquired by the Company in February 2016. The Company determined the fair value as of the valuation date of the TFC Trust issuance was $3.3 million, indicating a discount of $1.9 million. The underlying debentures bear interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, payable each March 15, June 15, September 15 and December 15. The maturity date is March 15, 2037. The subordinated debentures have a variable rate of interest equal to the three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 7.32% at September 30, 2023 and three-month LIBOR plus 1.65%, which was 6.42% at December 31, 2022.

●  The Company maintains the First American International Statutory Trust I ("FAIC Trust"), which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). These trust preferred securities were originally issued by FAIC Trust, which was a subsidiary of FAIC, which the Company acquired in October 2018. The Company determined the fair value as of the valuation date of the FAIC Trust issuance was $6.0 million, with a discount of $1.2 million. The underlying debentures bear interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, payable each March 15, June 15, September 15 and December 15. The maturity is December 15, 2034. The rate was 7.92% at September 30, 2023 and 7.02% at December 31, 2022.

●  In January 2020, the Company, through the acquisition of PGB Holdings, Inc., acquired Pacific Global Bank Trust I ("PGBH Trust"), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. There was a $763,000 discount recorded to arrive at market value which is treated as a yield adjustment and is amortized over the life of the security. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures have a variable rate of interest equal to the three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10% through final maturity on December 15, 2034. The rate was 7.77% at September 30, 2023 and 6.87% at December 31, 2022.

Capital Resources and Liquidity Management

Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on AFS investment securities.

Shareholders’ equity increased $17.9 million, or 3.7%, to $502.5 million during the nine-month period ended September 30, 2023 due to $30.4 million of net income, partially offset by $9.1 million of common stock cash dividends and $4.1 million in unrealized losses on AFS securities.

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

Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, available for sale securities, term federal funds, purchased receivables and maturing or prepaying balances in our securities and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve Discount Window and the issuance of preferred or common securities. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. For additional information regarding our operating, investing and financing cash flows, see the consolidated statements of cash flows provided in our consolidated financial statements.

Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis.

The Bank's net loan to deposit ratio was 97.6% at September 30, 2023 and 110.7% at December 31, 2022. The Bank's uninsured deposits were $1.3 billion at September 30, 2023 and $1.2 billion at December 31, 2022.

As of both September 30, 2023 and December 31, 2022, we had $92.0 million of unsecured federal funds lines with no amounts advanced against the lines as of such dates. In addition, lines of credit from the Federal Reserve Discount Window were $41.9 million at September 30, 2023 and $12.0 million at December 31, 2022, respectively. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $63.3 million and $16.8 million as of September 30, 2023 and December 31, 2022, respectively. We did not have any borrowings outstanding with the Federal Reserve at September 30, 2023 and December 31, 2022, and our borrowing capacity is limited only by eligible collateral.

At September 30, 2023 and December 31, 2022, we had $150.0 million in FHLB long-term advances outstanding. We had no FHLB short-term advances outstanding at September 30, 2023 and $70.0 million in FHLB short-term advances outstanding at December 31, 2022. Based on the values of loans pledged as collateral, we had $1.1 billion of borrowing capacity with the FHLB as of September 30, 2023 and $1.1 billion at December 31, 2022.

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

The table below summarizes the minimum capital requirements applicable to RBB and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully-phased in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to RBB and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as RBB’s and the Bank’s capital ratios as of September 30, 2023 and December 31, 2022. RBB and the Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at September 30, 2023	Ratio at December 31, 2022	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	11.68%	11.67%	4.00%	4.00%	5.00%
Bank	13.99%	14.89%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	17.65%	16.03%	4.50%	7.00%	6.50%
Bank	21.83%	21.14%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	18.22%	16.58%	6.00%	8.50%	8.00%
Bank	21.83%	21.14%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	26.24%	24.27%	8.00%	10.50%	10.00%
Bank	23.09%	22.40%	8.00%	10.50%	10.00%

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

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at September 30, 2023:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,180,413	$—	$—	$—	$1,180,413
Time deposits	1,963,393	9,199	1,067	—	1,973,659
FHLB advances	—	150,000	—	—	150,000
Long-term debt	54,967	—	—	119,052	174,019
Subordinated debentures	—	—	—	14,884	14,884
Leases	4,674	9,579	9,090	11,523	34,866
Total contractual obligations	$3,203,447	$168,778	$10,157	$145,459	$3,527,841

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

(dollars in thousands, except share and per share data)	September 30, 2023	December 31, 2022
Tangible common equity:
Total shareholders' equity	$502,511	$484,563
Adjustments
Goodwill	(71,498)	(71,498)
Core deposit intangible	(3,010)	(3,718)
Tangible common equity	$428,003	$409,347
Tangible assets:
Total assets-GAAP	$4,069,354	$3,919,058
Adjustments
Goodwill	(71,498)	(71,498)
Core deposit intangible	(3,010)	(3,718)
Tangible assets:	$3,994,846	$3,843,842
Common shares outstanding	18,995,303	18,965,776
Common equity to assets ratio	12.35%	12.36%
Book value per share	$26.45	$25.55
Tangible common equity to tangible assets ratio	10.71%	10.65%
Tangible book value per share	$22.53	$21.58

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net income available to common shareholders	$8,473	$16,652	$30,392	$46,746
Average shareholders' equity	504,432	474,106	498,976	470,548
Adjustments:
Goodwill	(71,498)	(71,498)	(71,498)	(70,763)
Core deposit intangible	(3,165)	(4,154)	(3,398)	(4,215)
Adjusted average tangible common equity	$429,769	$398,454	$424,080	$395,570
Return on average tangible common equity	7.82%	16.58%	9.58%	15.80%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-300	-200	-100	+100	+200	+300
September 30, 2023
Dollar change	$11,761	$7,018	$2,737	$5,001	$9,545	$14,203
Percent change	10.67%	6.36%	2.48%	4.54%	8.66%	12.88%
December 31, 2022
Dollar change	$3,267	$5,538	$3,462	$5,745	$11,545	$17,212
Percent change	2.39%	4.06%	2.54%	4.21%	8.46%	12.61%

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

The NII at Risk reported at September 30, 2023, projects that our earnings are expected to be asset sensitive to changes in interest rates over the next year.

Economic value of equity ("EVE") is a cash flow calculation that takes the present value of all asset cash flows and subtracts the present value of all liability cash flows. This calculation is used for asset/liability management and measures changes in the economic value of the Bank.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-300	-200	-100	+100	+200	+300
September 30, 2023
Dollar change	(23,018)	(986)	9,165	(28,637)	(60,638)	(93,489)
Percent change	(3.86)%	-0.17%	1.54%	(4.80)%	(10.16)%	(15.67)%
December 31, 2022
Dollar change	(83,032)	(30,544)	(3,801)	(22,540)	(47,643)	(74,319)
Percent change	(12.92)%	(4.75)%	(0.59)%	(3.51)%	(7.41)%	(11.56)%

The EVE results included in the table above reflect the analysis used quarterly by management. It models immediate +/-100, +/-200, and +/-300 basis point parallel shifts in market interest rates.

The EVE reported at September 30, 2023 projects that as interest rates increase immediately, the economic value of equity position is expected to decrease. When interest rates rise, fixed rate assets generally lose economic value; the longer the duration, the greater the value lost. The opposite is true when interest rates fall.

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

Material Weakness in Internal Control Over Financial Reporting

         Our principal executive officer and principal financial officer identified material weaknesses related to the Company’s internal control over financial reporting and, as such, concluded that the Company's internal control over financial reporting was ineffective as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The following material weaknesses were identified in the Company’s internal control over financial reporting:

●	The Company failed to design and maintain effective controls with respect to the review, analysis and approval of related party transactions and relied on the completeness and accuracy of director and officer questionnaires. The material weakness resulted in an adjustment to the Company’s related party transaction disclosures as of September 30, 2022 and December 31, 2022. This material weakness did not result in any adjustment to the related party disclosure or misstatement as of September 30, 2023.
●	The Company failed to design and maintain effective controls over segregation of duties with respect to the review, posting and approval of journal entries and accounts payable transactions and maintain effective IT access controls around the related system. The material weakness did not result in a misstatement.
●	The Company failed to design and maintain effective controls with respect to the review of various assumptions and judgements within the CECL model including subjective assumptions within the quantitative discounted cash flow calculation and subjective judgements related to qualitative factors and maintain effective IT access controls around the related system. The material weakness did not result in a misstatement.
●	The Company’s control environment failed to demonstrate a commitment to attract, develop, and retain competent individuals in the area of internal control over financial reporting. The material weakness did not result in a misstatement.
●

The Company failed to design and maintain effective controls related to infrequent transactions such as the income recognition for the Community Development Financial Institution Equitable Recovery Program award (the "Award"). The material weakness resulted in external auditor’s audit adjustment and did not result in a misstatement in Form 10Q.

          The Company has concluded that the existence of these material weaknesses did not result in a material misstatement of the Company’s financial statements included in its 2022 Annual Report or in its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023, June 30, 2023 and September 30, 2023.

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

In order to remediate the material weakness related to related party transactions, the Company has enhanced training for those individuals responsible for reporting related party transactions. Further, the Company has and will continue to enhance controls to evaluate the completeness of reported relationships and to flag related party transactions in the Company’s books and records. Based on subsequent remediation efforts and enhanced controls, no adjustment was made to the Company related party transactions disclosure as of September 30, 2023.

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

In order to remediate the material weakness related to the Company’s control environment, the Company has hired a dedicated SOX Manager with knowledge and skills in the area of internal control over financial reporting. In addition to supplementing internal staff, the Company engaged an outside advisory firm to assist the Company to enhance the internal control over financial reporting.

In order to remediate the material weakness related to infrequent transactions, the Company is designing and implementing new and enhanced controls of infrequent transactions. For the Award related process, the Company plans to enhance controls to review performance requirements and conditions to be fully satisfied prior to recognizing the full basis of the Award. We believe the actions described above will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting. However, the new and enhanced controls have not been designed, implemented nor operated for a sufficient amount of time to conclude that the material weakness has been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

Management believes they have made significant progress in implementing new and enhanced controls to address the above identified material weaknesses. However, the new and enhanced controls have not been designed and/or operated for a sufficient amount of time to conclude that the material weaknesses have been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate.

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

The section titled Risk Factors in Part I, Item 1A of our 2022 Annual Report included a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), or prospects or the value of or return on an investment in the Company. The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2022 Annual Report:

The Company and the Bank are operating under enhanced regulatory supervision that could materially and adversely affect our business.

As previously disclosed in the Company's Current Report on Form 8-K filed with the SEC on October 31, 2023, effective on October 25, 2023, the Bank entered into a Stipulation to the Issuance of a Consent Order with its bank regulatory agencies, the FDIC and DFPI, consenting to the issuance of a consent order (the “Consent Order”) relating to weaknesses in the Bank’s Anti-Money Laundering/Countering the Financing of Terrorism (“AML/CFT”) compliance program.

Under the terms of the Consent Order, the Bank is required to make certain enhancements and take certain actions, which include, but are not limited to: (i) enhancing personnel with oversight responsibilities with respect to the Bank’s AML/CFT compliance program, (ii) enhancing existing AML/CFT policies and practices, internal controls, customer due diligence, and training programs, and (iii) establishing an independent testing program to analyze and assess the Bank’s BSA Department. The Consent Order also requires the Bank to correct certain alleged violations of the AML/CFT compliance program, including internal controls, staffing and the timing of the filing of one suspicious activity report.

If the Bank fails to timely and satisfactorily comply with the Consent Order, the Bank may be required to incur additional expenses in order to comply with the Consent Order and may be subject to additional regulatory action, including civil money penalties against the Bank and its officers and directors or enforcement of the Consent Order through court proceedings. These additional expenses or regulatory actions, including penalties and legal expenses, could have a material and adverse effect on our business, results of operations, financial condition, cash flows and stock price.

Our failure to comply with the Consent Order may result in additional regulatory action, including civil money penalties against the Bank and its officers and directors or enforcement of the Consent Order through court proceedings, which could have a material and adverse effect on our business, results of operations, financial condition, cash flows and stock price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 22, 2021, March 16, 2022, and June 14, 2022, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 500,000 shares, 500,000 shares, and 500,000 shares, respectively, of our common stock. For the three months ended September 30, 2023, we did not repurchase any shares of common stock, as shown in the table below.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2023 to July 31, 2023	—	$—	—	433,124
August 1, 2023 to August 31, 2023	—	$—	—	433,124
September 1, 2023 to September 30, 2023	—	$—	—	433,124
Total	—			433,124

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: November 14, 2023	/s/ David Morris
David Morris Chief Executive Officer

Date: November 14, 2023	/s/ Alex Ko
Alex Ko Chief Financial Officer