Form 10-K
period 2023-12-31
RBB Bancorp
filed 2024-03-12
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $207,343,729.

The number of shares of the registrant’s common stock outstanding as of March 8, 2024, was 18,621,781.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2024 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K (this “Annual Report”), the term “Bancorp” refers to RBB Bancorp and the term “Bank” refers to Royal Business Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall,” “should,” “will,” “predicts,” “potential,” “continue,” “possible,” “optimistic,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

●	the Bank's ability to comply with the requirements of the consent order we have entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Protection and Innovation (“DFPI”) and the possibility that we may be required to incur additional expenses or be subject to additional regulatory action, if we are unable to timely and satisfactorily comply with the consent order;
●	the effectiveness of the Company's internal control over financial reporting and disclosure controls and procedures;
●

the potential for additional material weaknesses in the Company's internal controls over financial reporting or other potential control deficiencies of which the Company is not currently aware or which have not been detected;

●

business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the United States (“U.S.”) federal budget or debt or turbulence or uncertainly in domestic or foreign financial markets;

●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments;
●	possible additional provisions for credit losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	the effects of having concentrations in our loan portfolio, including commercial real estate and the risks of geographic and industry concentrations;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	severe weather, natural disasters, earthquakes, fires; or other adverse external events could harm our business;
●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine and in the Middle East, which could impact business and economic conditions in the U.S. and abroad;
●	public health crises and pandemics, and their effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions;
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;

●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
●	cybersecurity threats and the cost of defending against them;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in tax laws and regulations;
●	the impact of governmental efforts to restructure the U.S. financial regulatory system;
●	the impact of recent or future changes in the FDIC insurance assessment rate and the rules and regulations related to the calculation of the FDIC insurance assessments;
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

●	market disruption and volatility;
●	fluctuations in our stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuances of preferred stock;
●	our ability to raise additional capital, if needed, and the potential resulting dilution of interests of holders of our common stock;
●	the soundness of other financial institutions and our ongoing relations with our various federal and state regulators, including the SEC, FDIC, FRB and DFPI; and
●	our success at managing the risks involved in the foregoing items.

These and other factors are further described in this Annual Report (at Item 1A in particular), the Company’s other reports filed with the SEC and other filings the Company makes with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

PART I

Item 1. Business.

Company Overview

RBB Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, Royal Business Bank (“Bank”) and RBB Asset Management Company (“RAM”), collectively referred to herein as “the Company.” The Bank began operations in 2008 as a California state-chartered commercial bank. In 2012, we established RBB Asset Management Company (“RAM”), as a wholly-owned subsidiary of the Company. We may continue to utilize RAM to purchase certain assets from the Bank from time to time, including assets acquired in acquisitions that we may make in the future. When we refer to “we”, “us”, “our”, or the “Company”, we are referring to RBB Bancorp and its consolidated subsidiaries including the Bank, collectively. When we refer to the “parent company”, “Bancorp”, or the “holding company”, we are referring to RBB Bancorp, the parent company, on a stand-along basis.

The Bank was organized by a group of experienced bankers, some of whom began their banking careers in Asia and have worked together at various banks in California during the 1980s and 1990s. After working for many years in positions of increasing responsibility at such banks, these individuals identified an opportunity resulting from the 2007 credit crisis to capitalize on the general dissatisfaction that many customers had with the nature and level of services being provided by existing Asian-American banks at that time. These bankers observed that first generation Chinese immigrants were not well served by existing banks.

Our strategic plan focuses on providing commercial and consumer banking services to Asian American communities. The Bank’s management team has utilized their strong local community ties along with their credibility and relationships with both federal and California bank regulatory agencies to create a bank that we believe emphasizes strong credit quality, a solid balance sheet without the burden of the troubled legacy assets of other banks, and a robust capital base, with the ability to raise additional capital.

In recent years, the Bank has brought in independent directors and senior managers from diverse ethnic backgrounds. Using the experience and expertise of our officers and employees, we have tailored our loan and deposit products to serve the Chinese-American, Korean-American, and other Asian-American markets. We focus both on existing businesses and individuals already established in our local market area, as well as Asian immigrants who desire to establish their own businesses, purchase a home, or educate their children in the United States. Our size and infrastructure allow us to serve customers who require higher lending limits than normally associated with other smaller, local banking institutions that serve the Asian-American communities in which we operate. Our strategic plan is centered on delivering high-touch, superior customer service, customized solutions, and quick and local decision-making with respect to loan originations and servicing.

After forming the Bank and retaining a strong executive management team, we established RBB Bancorp, a California corporation, as our holding company in January 2011. We began to review potential acquisition candidates and over the next several years, we acquired six banks to strategically grow our customer base by expanding our geographic footprint into other key Asian-American markets. Initially, we made a series of all cash transactions acquiring Las Vegas, Nevada-based First Asian Bank (“FAB”) and Oxnard, California-based Ventura County Business Bank (“VCBB”) in 2011, California-based Los Angeles National Bank (“LANB”) in 2013, California-based TFC Holding Company (“TFC”) and its wholly-owned subsidiary, TomatoBank in 2016, New York-based First American International Corp. (“FAIC”) and its wholly-owned subsidiary First American International Bank (“FAIB”) in 2018, and Chicago-based PGB Holdings, Inc. (“PGBH”) and its wholly-owned subsidiary, Pacific Global Bank (“PGB”) in 2020.

On January 14 2022, we purchased the Bank of the Orient's (“BOTO”) Honolulu, Hawaii branch (the “Hawaii Branch”). We received a payment of $71.0 million to acquire all the premises and equipment at the Hawaii Branch, all deposits totaling $81.7 million and performing loans totaling $7.4 million as of the purchase date, reflecting a premium paid by us of approximately $2.3 million.

We previously disclosed that, on December 28, 2021, we entered into a definitive agreement to acquire Gateway Bank F.S.B. (“Gateway”) in an all cash transaction, subject to certain terms and conditions. On September 28, 2023, we announced that the Company and Gateway had mutually agreed to terminate the definitive agreement, effective as of that date. Neither party has or will have any liability or pay any penalty to the other party as a result of the termination, and each party has released the other from any and all claims related to the definitive agreement or the transactions contemplated by the definitive agreement.

We intend to continue to pursue organic growth opportunities and, once we fully resolve the matters contained in our Consent Order, growth through acquisitions that meet our criteria. We will consider opportunistic acquisitions that we believe will be beneficial to our long-term growth strategy for loans and deposits and immediately accretive to earnings.

We operate as a minority depository institution, which is defined by the FDIC as a federally insured depository institution (“IDI”) where 51% or more of the voting stock is owned by minority individuals. A minority depository institution is eligible to receive from the FDIC and other federal regulatory agencies training, technical assistance and review, and assistance regarding the implementation of proposed new deposit taking and lending programs, as well as with respect to the adoption of applicable policies and procedures governing such programs. We intend to maintain our minority depository institution designation, as it is expected that at least 51% of our issued and outstanding shares of capital shall remain owned by minority individuals. The minority depository institution designation has been historically beneficial to us, as the FDIC has reviewed and assisted with the implementation of our deposit and lending programs, and we continue to use the program for technical assistance.

In addition, in 2016, we became a community development financial institution (“CDFI”) which is a financial institution that has a primary mission of community development, serves a target market, is a financing entity, provides development services, remains accountable to its community, and is a non-governmental entity. CDFIs are certified by the CDFI Fund at the U.S. Department of the Treasury (“Treasury”), which provide funds to CDFIs through a variety of programs. We have established a CDFI advisory board to assist the Bank in finding organizations that provide services to low-to-moderate income individuals. In our commitment to this designation, the Bank has a policy that requires management above the level of vice president to contribute at least 24 hours of community service annually to a qualified organization. In 2021, the Bank was awarded a $1.8 million CDFI grant under the Treasury’s Rapid Response Program to facilitate a rapid response to the economic impacts of the COVID-19 pandemic in distressed and underserved communities. The award was subject to various performance goals and measures that specify the use of the funds to provide affordable housing. The Bank utilized all of such funds to originate two loans that provide affordable housing to underserved communities. In 2023, the Bank was awarded a $5.0 million CDFI grant under the Treasury’s Equitable Recovery Program (“ERP”) in response to the economic impacts of the COVID-19 pandemic in low and moderate-income communities that were disproportionally harmed by health and economic effects of the pandemic. The CDFI ERP award was subject to various performance goals and measures that specify the use of the funds. The Bank utilized all of such funds to originate two loans in the fourth quarter of 2023, which fulfilled the performance obligations specified under the ERP.

The Bank currently operates 24 branches across two separate regions: the Western region with branches in Los Angeles County, California; Orange County, California; Ventura County, California; Clark County, Nevada; and Honolulu, Hawaii; and the Eastern region with branches in Manhattan, Brooklyn and Queens, New York; Chicago, Illinois and Edison, New Jersey.

As of December 31, 2023, the Company had total consolidated assets of $4.03 billion, total consolidated held for investment loans of $3.03 billion, total consolidated deposits of $3.17 billion and total consolidated shareholders’ equity of $511.3 million. Our common stock is traded on the NASDAQ Global Select Market under the symbol “RBB.”

Our Strategic Plan

In connection with the organization of the Company, we adopted a strategic plan that reflects the Company’s growth and recent developments. The Company’s current strategic plan contains the following key elements:

●	Maintain regulatory capital levels in excess of fully phased-in Basel III requirements;
●	Provide commercial banking services and products primarily to businesses and their owners operating within Asian-American communities;
●	Maintain a board of directors comprised of business leaders who work closely with community leaders;
●	Attract and retain an experienced management team with demonstrated industry knowledge and lending expertise;
●	Focus on a target market consisting of businesses that:
o	are located in southern California, the San Francisco Bay area, the Chicago metropolitan area, the New York metropolitan area (including northern New Jersey), Nevada and Hawaii;
o	provide or receive goods or services to or from Asian countries, primarily Chinese-speaking regions, such as China, Hong Kong, Macau, Taiwan;
o	have annual sales between $5 million and $50 million and between approximately 50 to 500 employees;
o	have loan needs of $1 million to $40 million; and
o	prioritize using bankers with strong market knowledge who are dedicated to serving the local markets in which we operate.
●	Provide five main lending products:
o

Commercial real estate (“CRE”) lending consisting of owner occupied and non-owner occupied commercial property, including loans secured by single-family residences for a business purposes and multi-family residential property;

o	Construction and land development (“C&D”) loans comprised of residential construction, commercial construction and land acquisition and development construction;
o	Commercial and Industrial (“C&I”) lending that emphasizes trade finance, operating lines of credit, and working capital loans secured by inventory, accounts receivables, fixed assets and real estate;
o

Single-family residential (“SFR”) mortgage lending primarily to Asian-Americans willing to provide higher down payment amounts and pay higher fees and interest rates in return for reduced documentation requirements. The Bank originates these loans through its correspondent banking relationships, and through its branch network. In addition, we offer 15-year and 30-year qualified mortgage loans that are sold directly to the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), and in most cases, the Bank retains the loan servicing rights and obligations and;

o

Small Business Administration (“SBA”) loans consisting primarily of 7(a) loans through our SBA Preferred Lender status. We sell the SBA guarantee portion of the loan in the secondary market generally on a quarterly basis, subject to market conditions.

●	Consider new markets, products and services;
●	Invest in new technologies or products where appropriate to improve efficiency, increase earnings, acquire new bank customers, or deepen relationships with existing clients;
●	Explore digital banking initiatives for consumers and businesses to improve convenience, speed, and user experience; and
●	Explore new niche markets to gain a competitive advantage.

Our Competition

We view the Asian-American banking market, including the Company, as comprised of 29 banks divided into three overlapping segments: publicly-traded banks, locally-based banks, and banks that are subsidiaries of Taiwanese or Chinese banks. These banks promote competition for attracting deposits and making loans in the markets we target.

In addition to Chinese-American banks, we also compete with other banks in the region, particularly with Korean-American banks in our lending areas for SFR and SBA loans. Although we were founded by and market primarily to Chinese-Americans, we are broadening our marketing efforts to include all Asian-American communities. In certain geographic markets where we currently operate, there is an overlap between Chinese-American, Korean-American and other Asian-American banks for loan and deposit business. We aim to grow both organically and potentially through opportunistic acquisitions in these markets.

Lending Activities

We seek to be the premier provider of lending products and services in our market areas and serve the credit needs of high quality business and individual borrowers in the communities that we serve. Our lending strategy is to maintain a broadly diversified loan portfolio based on the type of customer (e.g., businesses versus individuals), type of loan product (e.g., owner occupied commercial real estate, commercial loans, etc.), geographic location and industries in which our business customers are engaged. We principally focus our lending activities on loans that we originate from borrowers located in our market areas.

We strive to expedite all requests from potential borrowers by promptly responding after we receive required financials and certain preliminary information. Our ability to provide quick responses to borrowers with financial solutions, while performing appropriate underwriting if a borrower decides to move forward, is due primarily to the experiences and expertise of our professionals who understand the needs of borrowers in our target markets and the areas of commercial lending practices that the Bank is engaged in. In addition, our credit approval process is streamlined since decision-making often only requires a couple of key executive management members while any loans that exceed executive management's delegated authority is elevated to a board loan committee which meets regularly or whenever needed.

We have five principal lending areas:

Commercial and Industrial Loans. We have significant expertise in small to middle market C&I lending. Our success is the result of our product and market expertise. We focus on delivering high-quality, customized and quick turnaround service for our clients while maintaining an appropriate balance between prudent and disciplined underwriting and flexibility and responsiveness to our clients. Our trade financing unit provides international letters of credit, SWIFT, export advice, trade finance discounts and foreign exchange to many of our C&I loan customers. As of December 31, 2023, we had outstanding C&I loans of $130.1 million, or 4.3% of our total loan portfolio, compared to $201.2 million, or 6.0% of our total loan portfolio as of December 31, 2022. C&I loans on nonaccrual totaled $854,000 and $713,000 at December 31, 2023 and 2022.

Commercial Real Estate Loans. We offer real estate loans for owner occupied and non-owner occupied commercial property, including loans secured by single-family residences for business purposes, multi-family residential property and construction and land development loans. Our management team has an extensive knowledge of the markets where we operate and our borrowers; we take a conservative approach to CRE lending, focus on high quality credits with low loan-to-value ratios, income-producing properties with stable cash flow, and strong collateral profiles. The real estate securing our existing CRE loans includes a wide variety of property types, such as multi-family properties, mixed-use residential and commercial, mobile home parks, hotels, offices, apartments, warehouses and retail centers.

The total CRE portfolio was $1.2 billion, or 38.5% of our total loan portfolio, at December 31, 2023 of which $193.4 million was secured by owner occupied properties compared to $1.3 billion, or 39.3% of our total loan portfolio, at December 31, 2022, of which $255.2 million was secured by owner occupied properties. The multi-family residential loan portfolio totaled $573.4 million as of December 31, 2023 compared to $643.2 million as of December 31, 2022. Non-accrual CRE loans totaled $10.6 million and $13.2 million at December 31, 2023 and 2022.

Construction and Land Development Loans. Our C&D loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. As of December 31, 2023, our real estate construction loan portfolio totaled $181.5 million, or 6.0% of our total loan portfolio, and was divided among the following categories: $80.3 million of residential construction; $78.1 million of commercial construction; and $23.1 million of land acquisition and development. As of December 31, 2022, the C&D loans were comprised of $166.6 million of residential construction, $77.2 million of commercial construction, and $33.1 million of land acquisition and development. There were no non-accrual C&D loans as of December 31, 2023 compared to $141,000 as of December 31, 2022.

SBA Loans. We are designated as a Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We originate all loans to hold for investment and move loans to available for sale as management decides which loans to sell. We generally sell the guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel and service businesses for working capital needs or business expansions. SBA loans can have any maturity up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral may include inventory, accounts receivable and equipment, and personal guarantees. From time to time, we also originate SBA 504 loans. As of December 31, 2023, our SBA loan portfolio totaled $52.1 million, or 1.7% of our total loan portfolio compared to $61.4 million, or 1.8% at December 31, 2022. Our non-accrual SBA loans as of December 31, 2023 were $2.1 million, compared to $2.2 million as of December 31, 2022.

SFR Loans. We originate qualified SFR mortgage loans and non-qualified, alternative documentation SFR mortgage loans through correspondent relationships and retail channels, including our branch network, to accommodate the needs of the Asian American market. The qualified SFR mortgage loans are 15-year and 30-year conforming mortgages, which are generally originated through our branch network and may be sold directly to FNMA and FHLMC. As of December 31, 2023, we had $1.49 billion of SFR mortgage loans, representing 49.1% of our total loan portfolio compared to $1.46 billion, or 43.9% at December 31, 2022. We had $18.1 million in non-accrual SFR real estate loans as of December 31, 2023 compared to $5.9 million in non-accrual loans at December 31, 2022.

We originate non-qualified SFR mortgage loans generally to hold for investment. The loans generated through our retail branch network are to our customers, many of whom establish a deposit relationship with us. During 2023, we originated $78.6 million of such loans through our retail channel and $113.7 million through our correspondent and wholesale channel of such loans. During 2022, we originated $386.1 million through our retail channel and $286.0 million through our correspondent and wholesale channel of such loans. The decrease in loan originations was due to increases in market interest rates.

We have sold non-qualified SFR mortgage loans to other Asian-American banks and other investors. During 2023, we engaged in loan sales to one affiliated bank, and are working to expand our network of entities who will acquire our SFR loan product. Loans held for sale consist primarily of first trust deed mortgages on SFR properties located in California, New York and New Jersey. SFR mortgage loans held for sale are generally sold with the servicing rights retained.

Deposits

The quality of our deposit franchise and access to stable funding are key components to our success. We offer traditional depository products, including checking, savings, money market and certificates of deposits, to individuals, businesses, municipalities and other entities through our branch network. Deposits at the Bank are insured by the FDIC up to statutory limits. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet listing service.

As an Asian-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. We monitor all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be stable if there are any three or more of the following characteristics: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2023, $2.36 billion or 74.4% of our relationships are considered stable relationships.

Many of our management team members, including our branch managers, have worked together for up to 30 years, and our deposits relationships have been cultivated over that time period. Our ability to gather deposits, particularly core deposits, is an important aspect of our business franchise and we believe core deposits are a significant driver of franchise value as a cost efficient and stable source of funding to support our growth. As of December 31, 2023, we had $3.17 billion of total deposits, with a weighted average spot rate of 3.51%.

Other Subsidiaries

In addition to the Bank and RAM, the holding Company has three statutory business trusts as follows:

TFC Statutory Trust. In connection with our 2016 acquisition of TomatoBank and its holding company, TFC, the Company acquired the TFC Statutory Trust (the “TFC Trust”), a statutory business trust that was established by TFC in 2006 as a wholly-owned subsidiary.

FAIC Statutory Trust. In connection with our 2018 acquisition of FAIB and its holding company, FAIC, the Company acquired the FAIC Statutory Trust (the “FAIC Trust”), a statutory business trust that was established by FAIC in 2004 under the laws of Delaware as a wholly-owned subsidiary.

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

In addition, the Bank has a wholly-owned subsidiary, FAIB Capital Corp, a real estate investment trust, which was acquired in connection with the 2018 acquisition of FAIC. FAIB Capital Corp. is a New York State corporation formed on August 28, 2013. The purpose of this real estate investment trust is to minimize New York State and local taxes.

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

Staffing Model. The majority of our staff are regular full-time employees. We also employ regular part-time associates and some seasonal/temporary associates. As of December 31, 2023, we had 376 full-time equivalent employees. We do not outsource job functions or use subcontractors to fill open positions. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.

Diversity, Equity and Inclusion. We believe that diversity of thought and experiences results in better outcomes and empowers our employees to make more meaningful contributions within our company and communities. Our board of directors is comprised of six Asian-Americans and four Caucasians, of which seven members are men and three members are women. Our executive committee is comprised of six Asian-Americans and two Caucasians, including two members who are women. Our workforce includes 332 Asian-Americans, 23 Latin-Americans, 20 Caucasians, one Pacific Islander and four employees who identify with two or more races.

Health & Safety. We are focused on conducting our business in a safe manner and in compliance with all local, state and federal safety and health regulations, and special safety concerns.

Benefits. We are committed to offering a competitive total compensation package. We regularly compare compensation and benefits with peer companies and market data, making adjustments as needed to ensure compensation stays competitive. We also offer a wide array of benefits for our associates and their families, including:

●	Competitive bonus programs;
●	Comprehensive medical, dental and vision benefits;
●	401(k) plan including a competitive company match;
●	Flexible work schedules;
●	Paid time off (PTO), holidays and bank holidays;
●	Internal training and development; and
●	Employee Assistance Plans (EAP)

Climate-related Discussion

The SEC adopted a final rule that will require companies to disclose a broad array of climate-related exposures, including, among other things, material climate-related risks; activities to mitigate or adapt to such risks; information about the registrant’s board of directors’ oversight of climate-related risks and management’s role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition. The final rule will also require disclosure of Scope 1 and/or Scope 2 greenhouse gas (GHG) when such emissions are material, the filing of an attestation report covering the required disclosure of a company’s Scope 1 and/or Scope 2 emissions and disclosure of the financial statement effects of severe weather events and other natural conditions.

The disclosures related to GHG emissions would include a company’s material direct emissions and indirect emissions in the form of purchased energy — otherwise known as Scope 1 and Scope 2 emissions, respectively.

As a financial institution, the Company has minimal Scope 1 direct GHG emissions. Scope 1 GHG emissions result from a leased automobile, and three owned vehicles, all of which are compliant with state emissions regulations. Scope 2 emissions result from 23 leased office properties and six owned office properties, which have indirect GHG emissions from acquired electricity, steam heat or cooling.

Under the SEC's final rule, Scope 1 and Scope 2 disclosures will be required on a phased-in basis for larger registrants when such emissions are material and will be required to be made by accelerated filers reporting fiscal year 2028 results.

We are committed to overseeing the Company’s environmental efforts. The Company considers environmental matters throughout the organization. The Company’s environmental initiatives are currently focused on reducing the Company’s environmental impact through supporting employees' use of mass transit where possible, recycling efforts and supporting organizations in the communities the Company serves that address sustainable development goals.

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

Available Information

We invite you to visit our website at www.royalbusinessbankusa.com, to access free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, all of which are made available as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The content of our website is not incorporated into and is not part of this Annual Report. In addition, you can write to us to obtain a free copy of any of those reports at RBB Bancorp, 1055 Wilshire Blvd. Suite 1200, Los Angeles, California 90017, Attn: Investor Relations. These reports are also available through the SEC’s Public Reference Room, located at 100 F Street NE, Washington, DC 20549 and online at the SEC’s website, available at http://www.sec.gov. Investors can obtain information about the operation of the SEC’s Public Reference Room by calling 800-SEC-0330. Our Code of Ethics and other corporate governance documents are located on our website at www.royalbusinessbankusa.com.

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under U.S. federal and state laws. As a result, the growth and earnings performance of the Company and its subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the DFPI, the Board of Governors of the Federal Reserve System (“Federal Reserve”), the FDIC, and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development, and agencies such as FNMA and FHLMC, have an impact on the Company’s business. The effect of these statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiaries, including the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Additional initiatives may be proposed or introduced before Congress, the California Legislature, and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions and may subject us to increased supervision and disclosure and reporting requirements. In addition, the various bank regulatory agencies often adopt new rules, regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulatory changes in policy may be enacted or the extent to which the business of the Bank would be affected thereby. The outcome of examinations, any litigation, or any investigations initiated by state or federal authorities also may result in necessary changes in our operations and increased compliance costs.

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

Bank Holding Company and Bank Regulation

Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is registered as such with the Federal Reserve. Bancorp is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Therefore, Bancorp and its subsidiaries are subject to examination by, and may be required to file reports with, the Federal Reserve and the DFPI. Federal Reserve and DFPI approvals are also required for financial holding companies to acquire control of a bank. As a California commercial bank, the deposits of which are insured by the FDIC, the Bank is subject to regulation, supervision, and regular examination by the DFPI and by the FDIC, as the Bank’s primary federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve.

The wide range of requirements and restrictions contained in both federal and state banking laws include:

●	Requirements that bank holding companies and banks file periodic reports.
●	Requirements that bank holding companies and banks meet or exceed minimum capital requirements (See “Regulatory Capital Requirements” below.)
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

●

Limitations on dividends payable to stockholders. Bancorp’s ability to pay dividends is subject to legal and regulatory restrictions. A substantial portion of Bancorp’s funds to pay dividends or to pay principal and interest on our debt obligations is derived from dividends paid by the Bank. (See “The Company – Dividend Payments” below).

●

Limitations on dividends payable by bank subsidiaries. These dividends are subject to various legal and regulatory restrictions. The federal banking agencies have indicated that paying dividends that deplete a depositary institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. (See “The Bank – Dividend Payments” below).

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
●

Compliance with the Community Reinvestment Act (“CRA”). The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Bank fails to adequately serve its communities, restrictions may be imposed, including denials of applications for adding branches, subsidiaries or affiliate companies, for engaging in new activities or for merger or purchase of other financial institutions. In its last reported examination by the FDIC in May 2023, the Bank received a CRA rating of “Satisfactory.”

●

Compliance with the Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) and other anti-money laundering laws (“AML”), and the regulations of the Treasury’s Office of Foreign Assets Control (“OFAC”). (See “The Bank – Anti-Money Laundering and OFAC Regulation" below).

●	Limitations on the amount of loans to one borrower and its affiliates and to executive officers and directors.
●	Limitations on transactions with affiliates.
●	Restrictions on the nature and amount of investments in, and the ability to underwrite, certain securities.
●	Requirements for opening of intra- and interstate branches.
●

Compliance with truth in lending and other consumer protection and disclosure laws to ensure equal access to credit and to protect consumers in credit transactions. (See “Operations, Consumer and Privacy Compliance Laws” below).

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

Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, the nature and amount of collateral for certain loans, servicing and foreclosing on loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to “insiders,” including officers, directors, and principal shareholders, and affiliates, and purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and only on terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. The Dodd-Frank Act expanded definitions and restrictions on transactions with affiliates and insiders under Sections 23A and 23B, and also lending limits for derivative transactions, repurchase agreements and securities lending, and borrowing transactions.

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

CFPB Actions

The Dodd-Frank Act provided for the creation of the CFPB as an independent entity within the Federal Reserve with broad rulemaking, supervisory, and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions and banks with $10 billion or more in assets, which are also subject to examination by the CFPB. As the Bank has less than $10 billion in assets, it is not examined by the CFPB for compliance with CFPB regulations, although it is examined by the FDIC and the DFPI.

The CFPB has enforcement authority over unfair, deceptive or abusive acts and practices (“UDAAP”). UDAAP is considered one of the most far reaching enforcement tools at the disposal of the CFPB and covers all consumer and small business financial products or services such as deposit and lending products or services such as overdraft programs and third-party payroll card vendors. It is a wide-ranging regulatory net that potentially picks up the gaps not included in other consumer laws, rules and regulations. Violations of UDAAP can be found in many areas and can include advertising and marketing materials, the order of processing and paying items in a checking account or the design of client overdraft programs. The scope of coverage includes not only direct interactions with clients and prospects but also actions by third-party service providers. The Dodd-Frank Act does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

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

●

Provides the DFPI with broad discretion to determine what constitutes a “financial product or service” within the law’s coverage, including by a regulation finding that the financial product or service is either: “(A) Entered into or conducted as a subterfuge or with a purpose to evade any consumer financial law,” or “(B) Permissible for a bank to offer or provide but has, or likely will have, a material impact on consumers,” with certain enumerated exclusions; and

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

Based on the CFPB issued Compliance Bulletin 2022-06 on “Unfair Returned Deposit Item Fee Assessment Practices” and Consumer Financial Protection Circular 2022-06 on “Unanticipated Overdraft Fee Assessment Practices,” the Bank lowered “Overdraft Fees and Non-sufficient Fees” from $35 per item to $15 per item, effective July 1, 2022. The Bank further lowered the “Overdraft Fees and Non-sufficient Fees” from $15 per item to $10 per item, effective February 1, 2023. The Bank also removed the “Return Items Fees” from the Bank’s Schedule of Deposit Accounts, Services and Fees.

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

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework, among other things, (i) introduced as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expanded the scope of the adjustments, as compared to existing regulations. Beginning January 1, 2016, financial institutions were required to maintain a minimum capital conservation buffer to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The minimum capital conservation buffer was phased in over a four year transition period with minimum buffers of 0.625%, 1.25%, 1.875%, and 2.50% during 2016, 2017, 2018 and 2019, respectively.

As fully phased-in on January 1, 2019, Basel III subjects bank holding companies and banks to the following risk-based capital requirements:

●	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer,” or 7.0%;
●	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%;
●	a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, or 10.5%; and
●	a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.

To be considered “well capitalized,” a bank holding company or bank must have the following minimum ratios: (i) a Tier 1 leverage ratio of 5.0%, (ii) a CET1 capital ratio of 6.5%, (iii) a Tier 1 risk-based capital ratio of 8.0%, and (iv) a Total risk-based capital ratio of 10.0%.

The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, a limitation on the amount mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities that may be held on a Bank's balance sheet, with any excess to be deducted from CET1. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Additional Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses on available for sale securities, which are not required to be treated as other-than-temporary impairment, net of tax, in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do so in their first regulatory report following January 1, 2015. As permitted by Basel III, the Company elected to exclude AOCI from CET1.

The Dodd-Frank Act excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, such as Bancorp. The trust preferred securities issued by our unconsolidated subsidiary capital trusts qualify as Tier 1 capital up to a maximum limit of 25% of total Tier 1 capital. Any additional portion of our trust preferred securities would qualify as “Tier 2 capital.”

In addition, goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of applicable total risk-based capital regulatory guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for credit losses, and intermediate-term subordinated debt instruments. The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of determining total capital under federal guidelines, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and deferred tax assets and other deductions.

We had outstanding subordinated debentures and subordinated notes in the aggregate principal amount of $134.1 million as of December 31, 2023. Of this amount, $14.9 million is attributable to subordinated debentures issued to statutory trusts in connection with prior issuances of trust preferred securities, which qualifies as Tier 1 capital, and $119.1 million is attributable to outstanding subordinated notes, which qualifies as Tier 2 capital.

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

Basel III became applicable to Bancorp and the Bank on January 1, 2015. As a result of the EGRRCPA, Bancorp was not subject to the more stringent Basel III minimum capital requirements until Bancorp’s total consolidated assets equaled or exceeded $3 billion. However, as of December 31, 2023, Bancorp had total consolidated assets of $4.03 billion and, consequently, the more stringent Basel III minimum capital requirements are applicable. Overall, the Company believes that implementation of the more stringent Basel III minimum capital requirements has not had and will not have a material adverse effect on Bancorp’s or the Bank’s capital ratios, earnings, shareholder’s equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

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

In 2018, the federal bank regulatory agencies issued a variety of proposals and made statements concerning regulatory capital standards. These proposals touched on such areas as commercial real estate exposure, credit loss allowances under U.S. generally accepted accounting principles (“GAAP”) and capital requirements for covered swap entities, among others. In July 2019, the federal bank regulators adopted a final rule that simplifies the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as Bancorp and the Bank, that are not subject to the advanced approaches requirements.

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

As of December 31, 2023, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis.

With respect to the Bank, the Basel III Capital Rules also revise the Prompt Corrective Action (“PCA”) regulations pursuant to Section 38 of the Federal Deposit Insurance Act (the “FDIA”), as discussed below under “Prompt Corrective Action.”

Prompt Corrective Action

The FDIA requires federal banking agencies to take PCA in respect of depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. Effective January 1, 2015, the Basel III Capital Rules revised the PCA requirements. Under the revised PCA provisions of the FDIA, an IDI generally will be classified in the following categories based on the capital measures indicated:

PCA Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	CET1 Risk-Based Ratio	Tier 1 Leverage Ratio
Well capitalized	10%	8%	6.5%	5%
Adequately capitalized	8%	6%	4.5%	4%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly undercapitalized	< 6%	< 4%	< 3.0%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets =< 2%

An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for the purpose of applying PCA regulations and the capital category may not constitute an accurate representation of such bank’s overall financial condition or prospects for other purposes.

The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company, if the depository institution would thereafter be “undercapitalized.” “Undercapitalized” institutions are subject to growth limitations and are required to submit capital restoration plans. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the bank. As of December 31, 2023, we met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the PCA regulations, as currently in effect.

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

Acquisitions, Activities and Change in Control. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval by the Federal Reserve for any merger involving a bank holding company or any acquisition of control by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA and the Dodd-Frank Act), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its IDI affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state depository institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “Regulatory Capital Requirements” above.

The BHCA generally prohibits Bancorp from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking as to be a proper incident thereto.” This authority would permit Bancorp to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage. The BHCA generally does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies.

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

In order to maintain Bancorp’s status as a bank holding company, Bancorp and the Bank must be well-capitalized, well-managed, and have at least a satisfactory CRA rating. If the Federal Reserve subsequently determines that Bancorp, as a bank holding company, is not well-capitalized or well-managed, Bancorp would have a period of time during which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on Bancorp it believes to be appropriate. Furthermore, if the Federal Reserve subsequently determines that the Bank, as a bank holding company subsidiary, has not received a satisfactory CRA rating, Bancorp would not be able to commence any new financial activities or acquire a company that engages in such activities.

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

The Bank is a legal entity that is separate and distinct from its holding company. Bancorp is dependent on the performance of the Bank for funds, which may be received as dividends from the Bank, for use in the operation of Bancorp and the ability of Bancorp to pay dividends to its stockholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. When phased in, the new capital rules will restrict dividends by the Bank if the capital conservation buffer is not achieved.

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

Supervisory Assessments. California-chartered banks are required to pay supervisory assessments to the DFPI to fund its operations. The amount of the assessment paid by a California bank to the DFPI is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPI. During the years ended December 31, 2023 and 2022, the Bank paid supervisory assessments to the DFPI totaling $268,000 and $212,000, respectively.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “Regulatory Capital Requirements” above.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the California Financial Code, the Bank is permitted to pay a dividend in the following circumstances: (i) without the consent of either the DFPI or the Bank’s shareholders, in an amount not exceeding the lesser of (a) the retained earnings of the Bank; or (b) the net income of the Bank for its last three fiscal years, less the amount of any distributions made during the prior period; (ii) with the prior approval of the DFPI, in an amount not exceeding the greatest of: (a) the retained earnings of the Bank; (b) the net income of the Bank for its last fiscal year; or (c) the net income for the Bank for its current fiscal year; and (iii) with the prior approval of the DFPI and the Bank’s shareholders in connection with a reduction of its contributed capital. The payment of dividends by any financial institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a financial institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its minimum capital requirements under applicable regulatory guidelines as of December 31, 2023.

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

Loans to One Borrower. Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2023, the Bank’s regulatory limit on aggregate secured loans-to-one-borrower was $163.9 million and unsecured loans-to-one borrower was $98.3 million. The Bank did not have any loans to one borrower that exceeded either of these limits at December 31, 2023.

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

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for additional acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements. In April 2018, the Treasury issued a memorandum to the federal banking regulators recommending changes to the CRA’s regulations to reduce their complexity and associated burden on banks, and in December 2019, the FDIC and the Office of the Comptroller of the Currency (“OCC”) proposed for public comment rules to modernize the agencies’ regulations under the CRA. In September 2020, the Federal Reserve released for public comment its proposed rules to modernize CRA regulations. We will continue to evaluate the impact of any changes to the CRA regulations. The Bank received a “satisfactory” rating on its most recent CRA examination, which was conducted in May 2023.

In May 2022, federal bank regulatory agencies jointly issued a proposal to strengthen and modernize regulations implementing the CRA to better achieve the purposes of the law. On October 24, 2023, the federal banking agencies issued a final rule that significantly amends the CRA regulations and revises the framework for evaluating banks’ records of community reinvestment under the CRA. Under the revised framework, banks with assets of at least $2 billion, such as the Bank, are considered large banks and their retail lending, retail services and products, community development financing, and community development services will be subject to periodic evaluation. Depending on a large bank’s geographic distribution of lending, the evaluation of retail lending may include assessment areas in which the bank extends loans but does not operate any deposit-taking facilities, in addition to assessment areas in which the Bank has deposit-taking facilities. The effective date of the rule is April 1, 2024, however, certain provisions of the final rule will apply beginning January 1, 2026, and the remaining provisions will apply beginning January 1, 2027. The Company is evaluating the impact of the final rule.

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

Enforcement Powers of Federal and State Banking Agencies

The federal bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “Prompt Corrective Actions,” the appropriate federal bank regulatory agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan. The DFPI also has broad enforcement powers over us, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

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

In the exercise of their supervisory and examination authority, the regulatory agencies have recently emphasized corporate governance, stress testing, enterprise risk management and other board responsibilities; anti-money laundering compliance and enhanced high-risk customer due diligence; vendor management; cyber security and fair lending and other consumer compliance obligations.

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

On October 18, 2022, the FDIC adopted a final rule that increased initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. Due to the decline in the DIF reserve ratio below the statutory minimum of 1.35% as of June 30, 2020, caused by extraordinary growth in insured deposits during the first and second quarters of 2020, the FDIC established a Restoration Plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. The Restoration Plan did not include an increase in the deposit insurance assessment rate. On June 21, 2022, however, the FDIC adopted an Amended Restoration Plan and notice of proposed rulemaking to increase the deposit insurance assessment rates as it was otherwise at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028. The proposed rule was adopted as final without change.

Also, in the final rule adopted on October 18, 2022, the FDIC incorporated Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures in the risk-based deposit insurance assessment system applicable to all large and highly complex IDIs. In March 2022, the FASB issued ASU 2022-02, which eliminates accounting guidance for troubled debt restructurings (“TDRs”) and introduces new disclosures and enhances existing disclosures concerning certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. The FDIC final rule amends the assessment regulations to include a new term, “modifications to borrowers experiencing financial difficulty,” in two financial measures—the underperforming assets ratio and the higher-risk assets ratio—used to determine deposit insurance assessments for large and highly complex IDIs. The final rule became effective on January 1, 2023, and was applicable to the first quarterly assessment period of 2023.

On November 16, 2023, the FDIC adopted a final rule on special assessment to recover the losses to the DIF from the protection of uninsured depositors following the closures of Silicon Valley Bank, Santa Clara, CA, and Signature Bank, New York, NY during March 2023. The assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits, reported for the quarter that ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI, or for IDIs that are part of a holding company with one or more subsidiary IDIs, at the banking organization level. The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods. The FDIC retains the ability to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment to collect the difference between actual losses and the amounts collected after the receiverships for Silicon Valley Bank and Signature Bank terminate. The final rule will be effective April 1, 2024, with the first collection for the special assessment reflected on the invoice for the first quarterly assessment period of 2024 with a payment date of June 28, 2024. Our deposits as of December 31, 2022 were below $5 billion and therefore the Bank is not subject to this special assessment.

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

Future Legislation and Regulation

Congress may enact, modify or repeal legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact, modify or repeal legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although enactment of proposed legislation (or modification or repeal of existing legislation) could impact the regulatory structure under which the Company and the Bank operate and may significantly increase its costs, impede the efficiency of its internal business processes, require the Bank to increase its regulatory capital and modify its business strategy, and limit its ability to pursue business opportunities in an efficient manner. The Company’s business, financial condition, results of operations or prospects may be adversely affected, perhaps materially.

Federal and State Taxation

Bancorp and the Bank report their income on a consolidated basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions. The Company has not been audited by the Internal Revenue Service. For 2023, 2022 and 2021, the Company was subject to a maximum federal income tax rate of 21.00%, California state income tax rate of 10.84% and various state tax rates for other various state jurisdictions.

Item 1A. Risk Factors.

Risks Related to Interest Rates

Fluctuations in interest rates may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we receive on our assets, such as loans, rises more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to increase. When interest rates decrease, the rate of interest we receive on our assets, such as loans, declines more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates. At December 31, 2023, total loans held for investment were 80.2% of our earning assets and exhibited a positive 4% sensitivity to rising interest rates in a 100 basis point parallel shock.

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

Rising interest rates will result in a decline in the value of the fixed-rate debt securities we hold in our investment securities portfolio. The unrealized losses resulting from holding these securities would be recognized in accumulated other comprehensive income (loss) and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios; however, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

If short-term interest rates remain constant but longer-term interest rates fall, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. This would have a material adverse effect on our net interest income and our results of operations.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2023, the fair value of our securities portfolio was approximately $324.2 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

At December 31, 2023, $319.0 million of our securities were classified as available-for-sale with an aggregate net unrealized loss of $28.1 million. We increase or decrease shareholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported shareholders’ equity, book value per common share, and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities, which have no stated maturity, the declines in fair value may or may not be recovered over time.

Risks Related to Our Business

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly in the states of California, Nevada, Illinois, New Jersey, Hawaii and New York, and the Los Angeles, New York City, Chicago, Las Vegas and Honolulu metropolitan areas. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the products and services we offer. In the recent year there has been a gradual decline in the U.S. economy as evidenced by a decline in the housing market, higher unemployment and lower prices in the equities markets; however, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements, as the current U.S. administration has with China, the European Union and the United Kingdom. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia, particularly the economies of China and Taiwan, can impact the economy and financial markets in the U.S. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in the debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, lower home sales and commercial activity, and fluctuations in the commercial and Federal Housing Administration financing sector. All of these factors are generally detrimental to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

In the wake of actions by government authorities and other parties to mitigate health risks associated with the COVID-19 pandemic, and fiscal and monetary policy measures used to mitigate the adverse effects of the pandemic on individual households and businesses, a number of macroeconomic challenges emerged, including, without limitation, inflation, supply chain issues and labor market disruptions.

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

Financial markets may be adversely affected by the current or anticipated impact of military conflict, other geopolitical risk, and trade tensions. Military conflicts include military actions between Russia and Ukraine, Israel and Hamas, overall tension and conflict in the Middle East, and terrorism. Geopolitical risk is generally rising, with shipping incidents in the Red Sea causing losses and disruption to commercial shipping routes. In addition, trade tensions between the U.S. and China, the two largest global economies, increases economic uncertainty.

While customer confidence in the banking system has improved considerably since the first half of 2023, risk related to disintermediation and uninsured deposits remain, and could continue to have a material effect on the Company’s operations and/or stock price.

Several high-profile bank failures in the first half of 2023 generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. The industry has stabilized since these failures and the customer confidence in the safety and soundness of smaller regional banks has improved considerably. Nevertheless, risks remain that customers may choose to invest in higher yielding and higher-rated short-term fixed income securities or maintain deposits with larger more systematically important financial institutions, all of which could materially and adversely impact our liquidity, loan funding capacity, net interest margin, capital, and results of operations. In addition, the banking operating environments and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could adversely impact the trading prices of our common stock and potentially, our results of operations. Separately, banking regulators have announced a more stringent supervisory posture after the bank failures.

Health crises have in the past, and could in the future, materially and adversely affect our business and our customers, counterparties, employees, and third-party service providers.

Pandemics, epidemics, or other health crises, including COVID-19, have had and could have repercussions that could impact household, business, economic, and market conditions. These events have caused and could in the future, cause us to implement measures to combat such health crises, including restrictions impacting individual, including our current and potential investors and customers, and the manner in which business continues to operate. Additionally, our operations may be impacted by the need to close certain offices and limit how customers conduct business through our branch network.

Pandemics, epidemics, or other health crises could impact our business, capital, liquidity, financial position, results of operations, and business prospects due to the potential effect on our customers, employees, and third-party service providers. In addition, health crises can lead to lingering impacts on economies and markets, for example, the unprecedented extent of economic stimulus during the COVID-19 pandemic that caused and/or exacerbated inflationary pressures.

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

A significant portion of our business is based on successfully attracting and retaining Asian-American immigrants as clients for both our non-qualified residential mortgage loans and deposits. We may be limited in our ability to attract Asian-American clients to the extent the U.S. adopts restrictive domestic immigration laws. Changes to U.S. immigration policies that restrain the flow of immigrants may inhibit our ability to meet our goals and budgets for non-qualified SFR mortgage loans and deposits, which may adversely affect our net interest income and net income.

Risks Related to Our Loans

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2023, approximately 93.6% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. Adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2023, we had $1.5 billion of commercial loans, consisting of $1.17 billion of CRE loans, $130.1 million of C&I loans for which real estate is not the primary source of collateral and $181.5 million of C&D loans. C&I loans represented 4.3% of our total loan portfolio at December 31, 2023. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

We have a concentration in commercial real estate, which could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued the CRE Concentration Guidance on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner occupied commercial real estate are not included for purposes of CRE Concentration calculation. We believe that the CRE Concentration Guidance is applicable to us. As of December 31, 2023, our CRE loans represented 183% of our Bank total risk-based capital, as compared to 215% and 251% as of December 31, 2022 and 2021, respectively. We actively work to manage our CRE concentration and we have discussed the CRE Concentration Guidance with the FDIC and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. Nevertheless, the FDIC could become concerned about our CRE loan concentrations, and they could limit our ability to grow by restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

Our SFR loan product consists primarily of non-qualified SFR mortgage loans, which may be considered less liquid and more risky.

As of December 31, 2023, our SFR mortgage loan portfolio amounted to $1.49 billion or 49.1% of our held for investment loan portfolio. As of that date, 96.7% of our SFR mortgage loans consisted of non-qualified mortgage loans, which are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. We offer two SFR mortgage products, a low loan-to-value, alternative document hybrid non-qualified SFR mortgage loan, or non-qualified SFR mortgage loan, and a qualified SFR mortgage loan. As of December 31, 2023, our non-qualified SFR mortgage loans had an average loan-to-value of 57.3% and an average FICO score of 763. As of December 31, 2023, 3.3% of our total SFR mortgage loan portfolio were loans originated to foreign nationals. The non-qualified single-family residential mortgage loans that we originate are designed to assist Asian-Americans who have recently immigrated to the United States and as such are willing to provide higher down payment amounts and pay higher interest rates and fees in return for reduced documentation requirements. Non-qualified SFR mortgage loans are considered less liquid than qualified SFR mortgage loans because such loans are not able to be securitized and can only be sold directly to other financial institutions. Such non-qualified loans may be considered more risky than qualified mortgage loans although we attempt to address this enhanced risk through our underwriting process, including requiring larger down payments and, in some cases, interest reserves.

We also have a concentration in our SFR secondary sale market, as a substantial portion of our non-qualified mortgage loans have been historically sold to two banks; although, we are currently selling SFR mortgage loans to three banks. Although, we are taking steps to reduce our dependence on these banks by expanding the number of banks that we sell our non-qualified SFR mortgages to, we may not be successful expanding our sales market for our non-qualified mortgage loans. These loans also present pricing risk as rates change, and our sale premiums cannot be guaranteed. Further, the criteria for our loans to be purchased by other banks may change from time to time, which could result in a lower volume of corresponding loan originations.

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

We originated $11.4 million of SBA loans for the year ended December 31, 2023. We sold $4.1 million of the guaranteed portion of our SBA loans for the year ended December 31, 2023. Consequently, as of December 31, 2023, we held $52.1 million of SBA loans on our balance sheet, $47.4 million of which consisted of the non-guaranteed portion of SBA loans and $4.7 million or 8.9% consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We attempt to limit this risk by generally requiring such loans to be collateralized and limiting the overall amount that can be held on our balance sheet to 75% of our total capital.

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

Real estate construction loans, including land development loans, comprised approximately 6.0% of our total loan portfolio as of December 31, 2023, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

The risks inherent in construction lending may affect adversely our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because they have no operating history. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow to be generated by the completed project. Such properties may not be sold or leased so as to generate the cash flow anticipated by the borrower. A general decline in real estate sales and prices across the United States or locally in the relevant real estate market, a decline in demand for residential real estate, economic weakness, higher interest rates, high rates of unemployment, and reduced availability of mortgage credit, are some of the factors that can adversely affect the borrowers’ ability to repay their obligations to us and the value of our security interest in collateral, and thereby adversely affect our results of operations and financial results.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

As of December 31, 2023, our nonperforming loans (which consist of nonaccrual loans and modified loans) totaled $31.6 million, or 1.04%, of our held for investment (HFI) loan portfolio, and our nonperforming assets totaled $31.6 million, or 0.79%, of total assets. In addition, we had $16.8 million in accruing loans that were 30-89 days delinquent as of December 31, 2023.

Our nonperforming assets (which consist of nonperforming loans and other real estate owned) adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and other real estate owned also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

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

The Bank is a California state chartered bank with operations in California, Hawaii, Illinois, New York, New Jersey, and Nevada. We have no overseas operations, including in China and the Far East.

Risks Related to Our Deposits

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of clients.

As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have a significant amount of seasonality. At December 31, 2023, 148 clients maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $2.0 million per client. This amounted to $844.4 million, or approximately 26.6%, of the Bank’s total deposits as of December 31, 2023. In addition, our ten largest depositor relationships accounted for approximately 7.8% of our deposits at December 31, 2023. Our largest depositor relationship accounted for approximately 1.4% of our deposits at December 31, 2023. These deposits can and do fluctuate substantially. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. During 2023, noninterest-bearing deposits decreased by $259.1 million due to the Bank's customers pursuing higher rates offered by the Bank's time deposits, interest-bearing non-maturity deposits increased by $17.4 million, and time deposits increased by $438.8 million. While these events could have a material impact on the Bank’s results, the Bank expects, in the ordinary course of business, that these deposits will fluctuate and believes it is capable of mitigating this risk, as well as the risk of losing one of these depositors, through additional liquidity, and business generation in the future. However, should a significant number of these customers leave the Bank, it could have a material adverse impact on the Bank.

Risk Related to our Allowance for Credit Losses (“ACL”)

If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, nonperforming loans and charge-offs, which could require increases in our provision for loan losses.

As of January 1, 2022, we adopted ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the CECL model, which changes how we estimate credit losses and increased the required level of our ACL. There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot guarantee that our credit underwriting and monitoring procedures will reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the U.S., generally, or our market areas, specifically, declines, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses, which would cause our net income, return on equity and capital to decrease.

Our ACL may prove to be insufficient to absorb potential credit losses in our loan portfolio.

We establish our ACL and maintain it at a level that management considers adequate to absorb expected credit losses based on an analysis of our portfolio and market environment. The ACL represents our estimate of expected credit losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for expected credit losses that have been identified relating to specific borrowing relationships, as well as expected credit losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the ACL, which are charged to earnings through the provision for credit losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience, reasonable and supportable forecasts and an evaluation of current economic conditions in our market areas. The actual amount of credit losses is affected by changes in economic, operating and other conditions within our markets, which may be beyond our control, and such losses may exceed current estimates.

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

As of December 31, 2023, our ACL as a percentage of total loans was 1.38% and as a percentage of total nonperforming loans was 132.5%. Although management believes that the ACL is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses in the future to further supplement the ACL, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our ACL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

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

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of December 31, 2023, our goodwill totaled $71.5 million. We evaluated our goodwill and core deposit intangibles in the fourth quarter of 2022 and the third and fourth quarter of 2023. The impairment evaluation did not identify an impairment of goodwill or the core deposit intangibles in those quarters of 2022 and 2023. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

We may not be able to continue growing our business, particularly if we cannot make acquisitions or increase loans and deposits through organic growth, either because of an inability to find suitable acquisition candidates, constrained capital resources or otherwise.

We have grown our consolidated assets from $300.5 million as of December 31, 2010 to $4.0 billion as of December 31, 2023, and our deposits from $236.4 million as of December 31, 2010 to $3.2 billion as of December 31, 2023. Some of this growth has resulted from several acquisitions that we have completed since 2010. While we intend to continue to grow our business through strategic acquisitions coupled with organic loan and deposit growth, we anticipate that much of our future growth will be dependent on our ability to successfully implement our acquisition growth strategy. A risk exists, however, that we will not be able to identify suitable additional candidates for acquisitions.

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

As we expand our business outside of California markets, we may encounter risks that could adversely affect us.

We primarily operate in California, New York, New Jersey and Illinois markets with a concentration of Asian-American individuals and businesses; however, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Asian-American individuals and businesses. We also currently have operations in Las Vegas, Nevada and Honolulu, Hawaii, including operating a branch office, and would consider strategic opportunities for additional branch expansion. In the course of any expansion, we may encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.

Other Risks Related to Our Business

If we fail to maintain effective internal control over financial reporting, or if we fail to remediate material weaknesses previously identified, we may not be able to report our financial results accurately and timely.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. In the past, material weaknesses have been identified in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Following identification of the material weaknesses, we implemented a number of controls and procedures designed to improve our control environment, which we believe will be sufficient to remediate our previously identified material weakness. Our actions to maintain effective controls and remedy any weakness or deficiency may not be sufficient to result in an effective internal control environment and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports, impair our access to the capital markets, cause the price of our common stock to decline and subject us to increased regulatory scrutiny and/or penalties, and higher risk of shareholder litigation.

The Bank is operating under enhanced regulatory supervision that could materially and adversely affect our business.

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

We are based in California and at December 31, 2023, approximately 50.5% of the aggregate outstanding principal of our total loan portfolio was secured by real estate located in California or business in California. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Certain of these natural disasters may be exacerbated by climate change. Natural or man-made disasters and recurring energy shortages could harm our operations directly through interference with communications, including the interruption or loss of our information technology structure and websites, which could prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural or man-made disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. The occurrence of natural and man-made disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

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

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

●	actual or anticipated quarterly fluctuations in our operating results and financial condition and prospects;
●	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
●	failure to meet analysts’ revenue or earnings estimates;
●	speculation in the press or investment community;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	acquisitions of other banks or financial institutions;
●	actions by institutional stockholders;
●	fluctuations in the stock price and operating results of our competitors;
●	general market conditions and, in particular, developments related to market conditions for the financial services industry;
●	adverse audit opinion on the effectiveness of our internal controls;
●	existing or increased regulatory compliance requirements, changes or proposed changes in laws or regulations, or differing interpretations thereof, affecting our business, or enforcement of laws and regulations;
●	anticipated or pending investigations, proceedings, or litigation that involve or affect us;
●	successful management of reputational risk;
●	geopolitical and public health conditions such as acts or threats of terrorism, military conflicts, pandemics and public health issues or crises; and
●	domestic and international economic factors, such as interest rates or foreign exchange rates, stock, commodity, credit, or asset valuations or volatility, unrelated to our performance.

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

Our dividend policy may change.

We have paid quarterly dividends since our initial public offering in the third quarter of 2017. We paid $0.51 per share in 2021, $0.56 per share in 2022 and $0.64 per share in 2023. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability and requirements, projected liquidity needs, financial condition, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our common shareholders.

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

We have outstanding options to purchase 397,903 shares of our common stock as of December 31, 2023 that may be exercised and sold (assuming all vesting requirements are met), and we have the ability to issue options exercisable for up to an additional 1,032,173 shares of common stock pursuant to our 2017 Omnibus Stock Incentive Plan. The sale of any of such shares could cause the market price of our stock to decline, and concerns that those sales may occur could cause the trading price of our common stock to decrease or to be lower than it might otherwise be.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity threats continue to evolve as the threat landscape evolves. The Bank continuously works to evolve its cybersecurity practices with the changing landscape. Significant resources are devoted to protecting and enhancing the security of networks, computer systems, data storage devices, and other systems and technology. The Bank’s security efforts and implemented controls are designed to protect against, among other things, cybersecurity attacks that can result in unauthorized access to confidential information, the destruction of data, disruptions to or degradations of service, the sabotaging of systems or other damage.

Third parties with which the Bank does business, that facilitate the Bank’s business activities, e.g., vendors, supply chain, exchanges, clearing houses, central depositories, and financial intermediaries are sources of cybersecurity risk to the Bank. Third-party incidents such as system breakdowns or failures, misconduct by the employees of such parties, or cyber-attacks, including ransomware and supply-chain compromises could have a material adverse effect on the Bank, including in circumstances in which an affected third party is unable to deliver a product or service to the Bank or results in lost or compromised information of the Bank or its clients or customers.

Bank customers are also sources of cybersecurity risk to the Bank and its information assets, particularly when their activities and systems are beyond the Bank’s own security and control systems. The Bank provides information to its customers and other external parties concerning cybersecurity risks including opportunities to reduce cybersecurity risk.

The security program is commensurate with the size and complexity of the Bank. Risks from cybersecurity threats, including any previous cybersecurity events, have not materially affected the Bank or its business strategy, results of operations or financial condition.

Cybersecurity Risk Management

The Bank maintains an Information Security and Cybersecurity Program to support the management of cybersecurity risk as a component of the Bank’s Enterprise Risk Management (“ERM”) framework. The information security and cybersecurity program is designed to assess, identify, and manage risks from cybersecurity threats and leverages controls, best practices recommendations, and standards from the Federal Financial Institutions Examination Council (“FFIEC”) and the National institute of Standards and Technology (“NIST”) Cybersecurity Framework, and standards set by relevant legal and regulatory authorities. Our policies and procedures concerning cybersecurity matters include processes to safeguard our information systems, monitor these systems, protect the confidentiality and integrity of our data, detect intrusions into our systems, and respond to cybersecurity incidents.

The Chief Information Security Officer (“CISO”) reports to the Chief Information Officer (“CIO”) and Chief Risk Officer (“CRO”). The CISO leads the Information Security team, which is responsible for identifying and assessing information security and cybersecurity risks, and for implementing and maintaining controls to manage information security and cybersecurity threats. The CISO is responsible for the Bank’s Information Security and Cybersecurity Program, which is designed to prevent, detect and respond to cybersecurity threats and incidents in order to help safeguard the confidentiality, integrity and availability of the Bank's information systems and information.

As part of the Information Security and Cybersecurity Program, the Bank conducts periodic employee training to educate employees on information and cybersecurity risks and to reinforce security management practices and compliance with the Bank's security policies and standards. The training is mandatory for all employees and is supplemented by testing initiatives, including periodic phishing tests.

Extensive technical controls are in place for identifying and managing cybersecurity risks and safeguarding our information systems and information. The Bank uses sophisticated industry-recognized monitoring and threat detection technologies that continuously monitor our information systems and provide threat detection alerts. The Bank’s strategy for assessing, identifying, and managing cybersecurity risks and for evaluating the effectiveness of its cybersecurity program includes periodic risk assessments and testing of our systems, processes and procedures through audits, penetration testing, vulnerability scans, tabletop exercises, and other related exercises.

The Bank has an incident response program designed to enable the Bank to respond to cybersecurity incidents, coordinate as appropriate with law enforcement and other government agencies, notify clients and customers, as applicable, and recover from such incidents. In addition, the Bank actively partners with appropriate government and law enforcement agencies and peer industry forums to participate in threat intelligence discussions and simulations to assist with understanding the full spectrum of cybersecurity risks and enhancing defenses and improving resiliency in the Bank’s operating environment.

The Bank engages third parties on a regular basis to assess, test, audit or assist with the implementation of our risk management strategies, policies, and procedures to enhance our detection and management of cybersecurity risks, including, but not limited to: consultants who assist with assessing risks, assess of our systems alignment with NIST Cybersecurity Framework, FFIEC, penetration testing, tabletop exercises and other regulatory agency requirements.

The Bank maintains a process to evaluate and manage risks associated with third-party service providers. We conduct a full vendor due diligence review before engagement, review specific security measures in our contracts, and maintain continued monitoring during the engagement including yearly due diligence reviews.

Governance

The IT Committee and Audit Committee are the principal board committees that oversees the Bank’s assessment and management of cybersecurity risk, including oversight of the implementation and maintenance of appropriate controls in support of the Bank’s Information Security and Cybersecurity Program. Both the IT and Audit Committees are comprised of professionals with risk management and information technology expertise to manage any material risk from a cybersecurity threat standpoint.

The membership of the IT Committee includes members of the executive management team as well as directors of the Bank. The CIO and CISO actively participate in all IT Committee meetings. The CIO has over 20 years of work experience in the development, operation and management of Information Technology at financial institutions. The CISO has over 10 years of work experience in building and overseeing cybersecurity programs at financial institutions. Both CIO and CISO have extensive experience and qualifications in various technology and information security disciplines, including relevant experience at the Bank. Additionally, the Audit Committee has oversight of the management of cybersecurity risk via validation and review of IT and cybersecurity risk assessments and audits. The CISO provides reporting metrics on cybersecurity risks to the IT Committee, which meets eight times a year. The IT and Audit Committees assist the Board of Directors in its oversight.

As part of its oversight of management’s implementation and maintenance of the Bank’s risk management framework, the Bank’s Board of Directors receives regular updates directly from both IT and Audit Committees concerning cybersecurity matters. These updates generally include information regarding cybersecurity and technology developments, the Bank’s Information Security Program and recommended changes to that program, cybersecurity policies and practices, and ongoing initiatives to improve information security, as well as any significant cybersecurity incidents and the Bank's efforts to address those incidents.

Notwithstanding our efforts at cybersecurity, the Bank cannot guarantee that those efforts will successfully prevent or mitigate a cybersecurity incident that could have a material adverse effect on it. To our knowledge, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Bank, including its business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see Item 1A, Risk Factors – Risks Related to Our Business.

Item 2. Properties.

We are headquartered in Los Angeles County, California. We currently have nine branches in Los Angeles County located in downtown Los Angeles, San Gabriel, Torrance, Rowland Heights, Monterey Park, Silver Lake, Arcadia, Cerritos, and Diamond Bar. We have one branch in Irvine, Orange County, California. We operate two branches in Ventura County, California, in Westlake Village and in Oxnard. We operate one branch in Las Vegas, Nevada. We also have one branch in Honolulu, Hawaii.

We have ten branches in the Eastern Region, with seven branches in the New York City metropolitan area located in Manhattan, Brooklyn, and Queens, two branches in Chicago, Illinois and one branch in New Jersey.

Our Eastern Region loan center, located at 4101 8th Avenue, Brooklyn, New York, houses our Eastern Region mortgage unit, FNMA and Freddie Mac servicing, commercial lending and credit administration areas.

Our headquarters office is located at 1055 Wilshire Blvd. Suite 1200, Los Angeles, California 90017. The headquarters is in downtown Los Angeles and houses our risk management unit, including audit, compliance and BSA groups, our single-family residential mortgage group, SBA lending, commercial lending, credit administration, human resources and administrative group.

Our administrative center is located at 1055 Wilshire Blvd., Suite 1200, Los Angeles, California 91776 and houses our branch administration. Our operations center is located at 7025 Orangethorpe Avenue, Buena Park, California 90621 and houses the operations, IT, marketing and finance teams.

We lease 20 locations and own six locations for our operations. We believe that the leases to which we are subject are generally on terms consistent with prevailing market terms. None of the leases are with our directors, officers, beneficial owners of more than 5% of our voting securities or any affiliates of the foregoing. The owned locations include our Monterey Park, California branch, our Buena Park, California operations center, our Eastern region loan center, our Bensonhurst, New York branch and two branches in Chicago.

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

The Company accrues reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated in accordance with FASB guidance ASC 450, “Contingencies." The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. As of December 31, 2023, the Company had a litigation reserve of $100,000 for a potential claim from a former director of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Global Select Market (NASDAQ) under the symbol “RBB” on July 27, 2017. Prior to that, there was no public market for our common stock.

Shareholders

As of March 8, 2024, the Company had approximately 1,730 common stock shareholders of record, and the closing price of the Company’s common stock was $17.67 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

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

Under the terms of our subordinated notes issued in March 2021, and the related subordinated note purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the subordinated notes. Additionally, under the terms of such notes, we are not permitted to declare or pay any dividends on our capital stock if we are not “well capitalized” for regulatory purposes immediately prior to the payment of such dividend. The terms of the debentures underlying our Trust Preferred Securities also prohibit us from paying dividends on our capital stock if we are in deferral of interest payments on those debentures. There have been no events of default under the terms of the subordinated notes as of December 31, 2023.

As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. Information on regulatory restrictions on our ability to pay dividends is set forth in “Part I, Item I – Business – Supervision and Regulation – The Company – Dividend Payments.” In addition, because we are a holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us, as further discussed in “Part I, Item I – Business – Supervision and Regulation—The Bank—Dividend Payments.”

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the Company's common stock from December 31, 2018 through December 31, 2023. The graph compares the Company's common stock with the Russell 2000 Index and the SNL Bank $1B-$5B Index. The graph assumes an investment of $100.00 in the Company's common stock and each index on December 31, 2018 and reinvestment of all quarterly dividends. Measurement points are December 31, 2018 and the last trading day of each year-end through December 31, 2023. There is no assurance that the Company's common stock performance will continue in the future with the same or similar results as shown in the graph.

Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
RBB Bancorp	100.00	122.98	91.38	159.34	129.87	124.13
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85
KBW Nasdaq Regional Banking Index	100.00	123.81	113.03	154.45	143.75	143.17

Source: S&P Global Market Intelligence
© 2024

Unregistered Sales and Issuer Purchases of Equity Securities

On April 22, 2021, March 16, 2022 and June 14, 2022 the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 500,000 shares of Company common stock for each authorization date. We repurchased 396,374 shares for $6.8 million of our outstanding common stock during the fourth quarter of 2023 and as of December 31, 2023, there are 36,750 shares remaining under an authorized repurchase program.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
October 1, 2023 to October 31, 2023	—	$—	—	433,124
November 1, 2023 to November 30, 2023	118,596	$14.82	118,596	314,528
December 1, 2023 to December 31, 2023	277,778	$17.96	277,778	36,750
Total	396,374	$17.02	396,374	36,750

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company’s audited consolidated financial statements are based upon its audited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these audited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Credit Losses (“ACL”) on Loans Held for Investment

   The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated balance sheets. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts.

   The use of reasonable and supportable forecasts requires significant judgment, such as utilizing the Federal Open Market Committee's projected unemployment rate as part of the economic forecast and related scenario-weighting based on Management's direct control/influence over specific qualitative factors and internal understanding of level of exposure, as well as determining the appropriate length of the forecast horizon. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Any unexpected adverse changes or uncertainties to these factors that are beyond the Company’s control could result in increases in the ACL through additional provision for credit losses.

A sensitivity analysis of our ACL was performed as of December 31, 2023. Based on this sensitivity analysis, a positive 25% change in prepayment speed would result in a $968,000, or (2.31)%, decrease to the ACL. A negative 25% change in prepayment speed would result in a $1.3 million, or 3.08%, increase to the ACL. Additionally, a one percentage point increase in the unemployment rate would result in a $738,000, or 1.76%, increase to the ACL and a one percentage point decrease in the unemployment rate would result in a $678,000, or (1.62)%, decrease to the ACL. Management reviews the results using the comparison scenario for sensitivity analysis and considered the results when evaluating the qualitative factor adjustments.

On a quarterly basis, we stress test the qualitative factors, which are lending policy, procedures & strategies, economic conditions, changes in nature and volume of the portfolio, credit & lending staff, problem loan trends, loan review results, collateral value, concentrations and regulatory and business environment by creating two scenarios, moderate risk and major risk. In the Moderate Stress scenario, the status of all nine risk factors were set at “Moderate Risk.” In the Major Stress scenario, the status of all nine risk factors across all pooled loan segments were set at “Major Risk.” Under the Moderate Stress scenario, ACL increased by $3.9 million, or 9.2%, as of December 31, 2023. Under the Major Stress scenario, ACL increased by $19.3 million or 46.0% as of December 31, 2023.

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

 Our significant accounting policies are described in greater detail in our 2023 audited financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report, specifically in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies,” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For AFS debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors.

The determination of credit losses when there is a decrease in fair value of an AFS debt security involves significant judgment. Adverse changes in management’s assessment that concluded a credit impairment on an investment security would result in an increase in impairment charges that would negatively impact our earnings.

Goodwill

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank acquisitions is not amortized but tested for impairment at least annually.

The Company performs goodwill impairment tests in accordance with ASC 350 “Intangibles- Goodwill and Other.” Fair value of goodwill is based on selection and weighting of valuation methods using management assumptions not limited to discounted cash flow (“DCF”), diversification, market position, customer dependence, access to capital markets, financial risk, growth, and earnings trends. Consideration of economic conditions is also an important part of the valuation process.

Changes to assumptions, to selection and weighting in the valuation methods and to economic conditions could result in goodwill impairment losses that negatively impact our earnings. As discussed more fully herein, we have not recognized any goodwill impairment.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. The value of deferred tax assets and liabilities are based on many factors including: estimates of the timing of reversals of temporary differences, the application of federal and state income tax laws, and a determination of the differences between the tax and the financial reporting basis of assets and liabilities. Actual results could differ from the estimates and interpretations used in determining the current and deferred income tax liabilities.

Under ASC 740, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of the Company's deferred tax assets will not be realized. The Company's policy is to evaluate the deferred tax assets on a quarterly basis and record a valuation allowance for the Company's deferred tax assets if there is not sufficient positive evidence available to demonstrate utilization of the Company's deferred tax assets. Initial setup or an increase to deferred tax asset valuation allowance would be charged to income tax expense that would negatively impact our earnings.

Our significant accounting policies are described in greater detail in our 2023 audited financial statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report, specifically in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies,” which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

For the year 2023, we reported net earnings of $42.5 million, compared with $64.3 million for the year 2022. This represented a decrease of $21.9 million, or 34.0%, over the prior year. The decrease in net earnings reflected a $30.3 million decrease in net interest income and a $6.2 million increase in non-interest expenses, which was partially offset by a $3.8 million increase in noninterest income, a $1.6 million decrease in the provision for credit losses and a $9.2 million decrease in income tax expense.

At December 31, 2023, total assets were $4.03 billion, an increase of $107.0 million, or 2.7%, from total assets of $3.92 billion at December 31, 2022. The increase in assets was primarily due to a $347.8 million increase in interest-bearing cash and due from banks, and an increase of $61.6 million in investment securities, partially offset by a decrease of $304.6 million in loans held for investment (“LHFI”).

At December 31, 2023, AFS investment securities totaled $319.0 million inclusive of a pre-tax net unrealized loss of $28.1 million, compared to $256.8 million inclusive of a pre-tax net unrealized loss of $31.3 million at December 31, 2022. At December 31, 2023, held to maturity (“HTM”) investment securities totaled $5.2 million, compared to $5.7 million as of December 31, 2022.

Net loans (held for investment, net of deferred fees, discounts, and the allowance for loan losses) were $2.99 billion at December 31, 2023, compared to $3.30 billion at December 31, 2022. Net loans decreased $305.4 million, or 9.3%, from December 31, 2022. The decrease in net loans was mainly due to decreases of $144.3 million in CRE loans, $95.4 million in C&D loans, $71.1 million in C&I loans, $9.3 million in SBA loans and $8.1 million in other loans, partially offset by a $23.7 million increase in SFR mortgage loans.

Total deposits were $3.17 billion at December 31, 2023, an increase of $197.1 million, or 6.6%, compared to $2.98 billion at December 31, 2022, primarily due to an increase of $438.8 million in time deposits, partially offset by a decrease of $241.7 million of non-maturity deposits.

Noninterest-bearing deposits were $539.6 million at December 31, 2023, a decrease of $259.1 million, or 32.4%, from $798.7 million at December 31, 2022. At December 31, 2023, noninterest-bearing deposits were 17.0% of total deposits, compared to 26.8% at December 31, 2022. The decrease in noninterest-bearing deposits and consequently the overall mix of deposits was due to a combination of factors including the higher rate environment where customers shifted funds to a higher level of interest-bearing deposits, management’s decision to decrease certain deposit concentration risks and a higher level of wholesale funding to maintain a higher level of liquidity related to the Company’s loan portfolio.

Borrowings, consisting of FHLB advances, long-term debt and subordinated debt, decreased $124.2 million to $284.1 million as of December 31, 2023, compared to $408.3 million as of December 31, 2022. The Company had no short-term FHLB advances and $150.0 million in long-term FHLB advances at December 31, 2023, compared to $70.0 million in short-term FHLB advances and $150.0 million in long-term FHLB advances at December 31, 2022. We redeemed all $55.0 million of our outstanding 6.18% fixed-to-floating rate subordinated notes on December 1, 2023 at par. The subordinated notes had an original maturity date of December 1, 2028 and an effective interest rate of 6.18% as of their redemption date.

The ACL for LHFI was $41.9 million at December 31, 2023, reflecting an increase of $827,000 from $41.1 million at December 31, 2022. During 2023, there was a $3.9 million provision for credit losses on loans compared to $6.0 million for 2022. The decrease in the 2023 provision for credit losses was due to a higher level of specific reserves and net charge-offs, offset by the impact of lower total loans held for investment at the end of 2023. The ACL to LHFI outstanding was 1.38% and 1.23% as of December 31, 2023 and December 31, 2022, respectively.

Shareholders’ equity increased $26.7 million, or 5.5%, to $511.3 million as of December 31, 2023 from $484.6 million at December 31, 2022. The increase during 2023 was primarily due to net income of $42.5 million and a decrease in net accumulated other comprehensive loss of $2.2 million, partially offset by cash dividends of $12.2 million and common stock repurchases of $6.8 million. As a result, book value per share increased 7.5% to $27.47 from $25.55 and tangible book value per share increased 8.8% to $23.48 from $21.58.

Our capital ratios under the Basel III capital framework regulatory standards remain well capitalized. As of December 31, 2023, Bancorp’s Tier 1 leverage capital ratio was 11.99%, common equity Tier 1 ratio was 19.07%, Tier 1 risk-based capital ratio totaled 19.69%, and total risk-based capital ratio was 25.92%. As of December 31, 2022, Bancorp’s Tier 1 leverage capital ratio was 11.67%, common equity Tier 1 ratio was 16.03%, Tier 1 risk-based capital ratio totaled 16.58%, and total risk-based capital ratio was 24.27%.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Year Ended December 31,
	2023	2022	2021
	(dollars in thousands, except per share data)
Interest income	$221,148	$180,970	$147,063
Interest expense	101,862	31,416	22,720
Net interest income	119,286	149,554	124,343
Provision for credit losses	3,362	4,935	3,959
Net interest income after provision for credit losses	115,924	144,619	120,384
Noninterest income	15,018	11,252	18,745
Noninterest expense	70,696	64,526	58,192
Income before income taxes	60,246	91,345	80,937
Income tax expense	17,781	27,018	24,031
Net income	$42,465	$64,327	$56,906

Share Data
Earnings per common share (1):
Basic	$2.24	$3.37	$2.92
Diluted	2.24	3.33	2.86
Performance Ratios
Return on average assets	1.06%	1.62%	1.48%
Return on average shareholders’ equity	8.48%	13.66%	12.71%
Efficiency ratio	52.64%	40.13%	40.67%
Tangible common equity to tangible assets (2)	11.06%	10.65%	9.47%
Return on average tangible common equity (2)	9.97%	16.26%	15.22%
Tangible book value per share (2)	$23.48	$21.58	$20.22

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

Management's Discussion and Analysis of Financial Condition and Results of Operations generally includes tables with 3-year financial performance, accompanied by narrative for the years ended December 31, 2023 and 2022. For further discussion of financial results for the years ended December 31, 2022 and 2021 please refer to Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 7, 2023.

Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2023 to December 31, 2022

Net Interest Income/Average Balance Sheet

In 2023, we generated fully-taxable equivalent net interest income of $119.4 million, a decrease of $30.3 million, or 20.2%, from $149.7 million in 2022. This decrease was largely due to a $455.3 million increase in the average balance of interest-bearing liabilities, in part due to higher time deposits, and a 225 basis point increase in the average cost of interest-bearing liabilities, partially offset by a 99 basis point increase in the average yield on interest-earning assets and a $55.1 million increase in the average balance of interest-earning assets. Average noninterest-bearing deposits declined in 2023 due primarily to customers transferring their deposit balances into higher yielding money market accounts and time deposits. Such transfers were due, in part, to the Federal Reserve raising the federal funds rates by 450 basis points during 2022 and another 100 basis points during 2023, in addition to the ongoing peer competition for deposits.

For the years ended December 31, 2023 and 2022, our net interest margin was 3.16% and 4.02%, respectively. The decrease in net interest margin was primarily due to a 263 basis point increase in the average rate paid on interest-bearing deposits and a $479.3 million increase in average interest-bearing deposits, partially offset by a 54 basis point increase in the average yield on gross loans, and a $107.6 million increase in average gross loans. The cost of interest-bearing deposits increased due to increasing market rates and peer bank deposit competition.

Interest Income. Total fully-taxable equivalent interest income was $221.2 million in 2023 compared to $181.1 million in 2022. The $40.2 million, or 22.2%, increase in total interest income was mainly due to an increase in the average balance of LHFI of $107.6 million, partially offset by a decrease of $7.4 million in the average balance of securities and a decrease of $45.1 million in the average balance of Federal funds sold, cash equivalents and other investments.

Interest and fees on total loans was $194.3 million in 2023 compared to $171.1 million in 2022. The $23.2 million, or 13.5%, increase in interest income on loans was primarily due to a $107.6 million increase in the average balance of total loans outstanding and a 54 basis point increase in the average yield on total loans. The increase in the average balance of loans outstanding was primarily due to organic loan growth in SFR mortgage loans during 2023. For the years 2023 and 2022, the average yield on total loans was 6.06% and 5.52%, respectively.

Tax equivalent interest income from our securities portfolio increased $7.9 million, or 128.5%, to $14.1 million in 2023. The increase in tax equivalent interest income on securities was primarily due to a 240 basis point increase in the average tax equivalent yield of securities due to increases in market interest rates, partially offset by the impact of a $7.4 million, or 2.2%, decrease in the average balance of securities.

Interest income on our federal funds sold, cash equivalents and other investments increased $9.1 million, or 239.5%, to $12.9 million in 2023. The increase in interest income on these earning assets was primarily due to a 417 basis point increase in average yield of cash equivalents, partially offset by a $45.1 million decrease in the average balance. The decrease in the average balance resulted from the utilization of these funds to fund higher yielding loans in the rising rate environment.

Interest Expense. Interest expense on interest-bearing liabilities increased $70.4 million, or 224.2%, to $101.9 million in 2023 primarily due to a 225 basis point increase in the average rate on these liabilities and a $455.3 million increase in the average balance of interest-bearing liabilities.

Our average cost of total deposits was 2.87% for 2023, compared to 0.61% for 2022. The increase was due to a 263 basis point increase in the average rate paid on interest-bearing deposits due to increases in the market interest rates coupled with peer bank competition for deposits.

Interest expense on total deposits increased to $89.0 million in 2023. The $70.1 million, or 371.2%, increase in interest expense on total deposits was primarily due to a 263 basis point increase in the average rate paid on total average interest-bearing deposits due to higher rates paid on time deposits, and a $714.8 million increase in the average balance of time deposits. Average noninterest-bearing deposits decreased $447.8 million to $602.3 million from $1.05 billion in 2022 primarily due to the strategic exit of a single deposit relationship and customers transferring their noninterest-bearing deposit balances into higher yielding money market accounts and time deposits.

Average Balance Sheet, Interest and Yield/Rate Analysis

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2023, 2022 and 2021. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See “Analysis of Financial Condition—Capital Resources and Liquidity Management” and Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included herein.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years 2023, 2022 and 2021. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Year Ended December 31,
	2023			2022			2021
(tax-equivalent basis, dollars in	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
thousands)	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$231,851	$12,856	5.54%	$276,923	$3,787	1.37%	$504,809	$2,115	0.42%
Securities: (2)
Available for sale	331,357	13,928	4.20%	338,437	5,973	1.76%	320,544	3,217	1.00%
Held to maturity	5,509	198	3.59%	5,865	208	3.55%	6,543	238	3.64%
Loans held for investment: (3)(4)
Real estate	2,998,877	176,786	5.90%	2,775,611	151,230	5.45%	2,384,663	122,874	5.15%
Commercial	206,748	17,478	8.45%	322,438	19,869	6.16%	381,646	18,695	4.90%
Total loans held for investment	3,205,625	194,264	6.06%	3,098,049	171,099	5.52%	2,766,309	141,569	5.12%
Total interest-earning assets	3,774,342	$221,246	5.86%	3,719,274	$181,067	4.87%	3,598,205	$147,139	4.09%
Total noninterest-earning assets	246,980			244,894			235,267
Total average assets	$4,021,322			$3,964,168			$3,833,472

Interest-bearing liabilities:
NOW	$58,191	$725	1.25%	$73,335	$262	0.36%	$69,211	$184	0.27%
Money market	429,102	10,565	2.46%	631,094	5,114	0.81%	637,539	2,468	0.39%
Savings deposits	126,062	915	0.73%	144,409	185	0.13%	137,534	134	0.10%
Time deposits, $250,000 and under	1,146,513	47,150	4.11%	609,464	6,583	1.08%	640,747	4,462	0.70%
Time deposits, greater than $250,000	742,839	29,687	4.00%	565,059	6,755	1.20%	597,770	4,708	0.79%
Total interest-bearing deposits	2,502,707	89,042	3.56%	2,023,361	18,899	0.93%	2,082,801	11,956	0.57%
FHLB advances	172,219	2,869	1.67%	192,438	2,872	1.49%	150,000	1,765	1.18%
Long-term debt	169,182	8,477	5.01%	173,275	8,777	5.07%	157,719	8,404	5.33%
Subordinated debentures	14,821	1,474	9.95%	14,603	868	5.94%	14,385	595	4.14%
Total interest-bearing liabilities	2,858,929	101,862	3.56%	2,403,677	31,416	1.31%	2,404,905	22,720	0.94%
Noninterest-bearing liabilities
Noninterest-bearing deposits	602,291			1,050,063			938,710
Other noninterest-bearing liabilities	59,562			39,647			42,143
Total noninterest-bearing liabilities	661,853			1,089,710			980,853
Shareholders' equity	500,540			470,781			447,714
Total liabilities and shareholders' equity	$4,021,322			$3,964,168			$3,833,472
Net interest income / interest rate spreads		$119,384	2.30%		$149,651	3.56%		$124,419	3.15%
Net interest margin			3.16%			4.02%			3.46%

Total cost of deposits	$3,104,998	$89,042	2.87%	$3,073,424	$18,899	0.61%	$3,021,511	$11,956	0.40%
Total cost of funds	$3,461,220	$101,862	2.94%	$3,453,740	$31,416	0.91%	$3,343,615	$22,720	0.68%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Includes average loans held for sale of $627,000, $1.3 million and $20.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(4)	Total loans are net of deferred fees and discounts but exclude the ACL. Nonaccrual loans are included in the average balance. Interest income includes purchased discounts of $612,000, $471,000 and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Discounts on purchased loans were $969,000, $1.2 million and $1.7 million as of December 31, 2023, 2022 and 2021, respectively.

The following table summarizes the extent to which changes in (1) interest rates and (2) volume of average interest-earning assets and average interest-bearing liabilities affected by the Company’s net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into changes attributable to variations in volume and yield/rate. Changes that are not solely due to either volume or yield/rate are allocated proportionally based on the absolute value of the change related to average volume and average yield/rate.

	Year Ended December 31, 2023 Compared with Year Ended December 31, 2022			Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance
Interest-earning assets:
Federal funds sold, cash equivalents & other (1)	$(711)	$9,780	$9,069	$(1,317)	$2,989	$1,672
Securities: (2)
Available for sale	(128)	8,083	7,955	189	2,567	2,756
Held to maturity	(12)	2	(10)	(24)	(6)	(30)
Loans held for investment: (3)(4)
Real estate	12,611	12,945	25,556	20,922	7,434	28,356
Commercial	(8,428)	6,037	(2,391)	(3,177)	4,351	1,174
Total loans held for investment	4,183	18,982	23,165	17,745	11,785	29,530
Total interest-earning assets	$3,332	$36,847	$40,179	$16,593	$17,335	$33,928

Interest-bearing liabilities
NOW	$(65)	$528	$463	$12	$66	$78
Money market	(2,088)	7,539	5,451	(25)	2,671	2,646
Saving deposits	(27)	757	730	7	44	51
Time deposits, less than $250,000	9,696	30,871	40,567	(227)	2,348	2,121
Time deposits, $250,000 and over	2,724	20,208	22,932	(272)	2,319	2,047
Total interest-bearing deposits	10,240	59,903	70,143	(505)	7,448	6,943
FHLB advances	(323)	320	(3)	574	533	1,107
Long-term debt	(200)	(100)	(300)	798	(425)	373
Subordinated debentures	13	593	606	9	264	273
Total interest-bearing liabilities	9,730	60,716	70,446	876	7,820	8,696
Changes in net interest income	$(6,398)	$(23,869)	$(30,267)	$15,717	$9,515	$25,232

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Includes average loans held for sale of $627,000, $1.3 million and $20.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(4)	Total loans are net of deferred fees and discounts but exclude the ACL. Nonaccrual loans are included in the average balance. Interest income includes purchased discounts of $612,000, $471,000 and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Discounts on purchased loans were $969,000, $1.2 million and $1.7 million as of December 31, 2023, 2022 and 2021, respectively.

Provision for Credit Losses

The provision for credit losses decreased $1.6 million to $3.4 million in 2023 compared to $4.9 million in 2022. The provision for credit losses for the year ended December 31, 2023 included a provision for loan losses of $3.9 million, partially offset by a reversal of the reserve for unfunded commitments of $516,000. The provision for credit losses on loans of $3.9 million was due to a higher level of specific reserves and net charge-offs, offset by the impact of lower total loans held for investment at the end of 2023. The specific credit losses related to non-performing loans that were individually analyzed totaled $816,000 in 2023 and $48,000 in 2022. The net charge-offs totaled $3.1 million for 2023 compared to $2,000 for 2022. The reversal of the reserve for unfunded commitments of $516,000 for the year ended December 31, 2023 was due to lower total unfunded loan commitments.

Noninterest Income

The following table sets forth the major components of noninterest income for the dates indicated:

	Year Ended December 31,			2023 vs. 2022 Increase (Decrease)		2022 vs. 2021 Increase (Decrease)
(dollars in thousands)	2023	2022	2021	$	%	$	%
Noninterest income:
Service charges, fees and other	$4,172	$4,145	$4,524	$27	0.7%	$(379)	(8.4)%
Loan servicing income, net of amortization	2,576	2,209	684	367	16.6%	1,525	223.0%
Increase in cash surrender of bank owned life insurance	1,409	1,322	1,067	87	6.6%	255	23.9%
Gain on sale of loans	374	1,895	9,991	(1,521)	(80.3)%	(8,096)	(81.0)%
Gain on sale of fixed assets	32	757	—	(725)	(95.8)%	757	100.0%
Other income	6,455	924	2,479	5,531	598.6%	(1,555)	(62.7)%
Total noninterest income	$15,018	$11,252	$18,745	$3,766	33.5%	$(5,938)	(31.7)%

Noninterest income increased $3.8 million, or 33.5%, to $15.0 million in 2023 from $11.3 million in 2022. The increase was primarily attributable to $5.0 million of income recognized from the CDFI ERP award included in other income and a $367,000 increase in loan servicing fees, partially offset by a $1.5 million decrease in gain on sale of loans and a $725,000 decrease in gain on sale of fixed assets.

Loan servicing income, net of amortization. Loan servicing income, net of amortization, increased by $367,000 to $2.6 million for 2023 compared to net servicing income of $2.2 million for 2022. Loan servicing income, net of amortization increased due to higher interest rates, resulting in lower pre-payment speeds which reduced the amortization expense on loans serviced. The following table presents information on loan servicing income for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,			2023 vs. 2022 Increase (Decrease)		2022 vs. 2021 Increase (Decrease)
(dollars in thousands)	2023	2022	2021	$	%	$	%
Loan servicing income, net of amortization:
Single-family residential loans serviced	$2,119	$1,706	$268	$413	24.2%	$1,438	536.6%
SBA loans serviced	457	503	416	(46)	(9.1)%	87	20.9%
Total	$2,576	$2,209	$684	$367	16.6%	$1,525	223.0%

As of December 31, 2023, we were servicing SFR mortgage loans for other financial institutions, FHLMC, FNMA and SBA loans. The decline in the respective servicing portfolios reflects lower amounts of loans sold servicing retained and repayment of loans from 2022 through 2023.

The following table shows the total loans being serviced for others as of the dates indicated:

	As of December 31,			2023 vs. 2022 Increase (Decrease)		2022 vs. 2021 Increase (Decrease)
(dollars in thousands)	2023	2022	2021	$	%	$	%
Loans serviced
Single-family residential loans serviced	$1,014,017	$1,127,668	$1,308,672	$(113,651)	(10.1)%	$(181,004)	(13.8)%
SBA loans serviced	100,336	119,893	138,173	(19,557)	(16.3)%	(18,280)	(13.2)%
Commercial real estate loans serviced	3,813	3,991	4,070	(178)	(4.5)%	(79)	(1.9)%
Construction loans	4,710	3,677	—	1,033	28.1%	3,677	100%
Total	$1,122,876	$1,255,229	$1,450,915	$(133,386)	(10.6)%	$(199,363)	(13.7)%

Gain on sale of loans. Gains on sale of loans are comprised primarily of gains on sale of SFR mortgage loans and SBA loans. Gains on sale of loans totaled $374,000 in 2023, compared to $1.9 million in 2022. The $1.5 million, or 80.3%, decrease was primarily caused by lower margins for gains on the loans sold combined with a decrease of $20.6 million in the volume of loans sold; these decreases were primarily due to the increase in interest rates, which resulted in the decreases in FNMA, FHLMC, and non-qualified loan originations and consequently loan sales. In addition, during 2023, $20.0 million of mortgage loans were sold at par value but reflecting the net deferred costs resulted in a loss of $103,000 with respect to those loans sold.

The following table presents information on loans sold and gain on loans sold for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,			2023 vs. 2022 Increase (Decrease)		2022 vs. 2021 Increase (Decrease)
(dollars in thousands)	2023	2022	2021	$	%	$	%
Loans sold:
SBA	$4,164	$12,740	$20,922	$(8,576)	(67.3)%	$(8,182)	(39.1)%
Single-family residential mortgage	34,060	46,077	276,650	(12,017)	(26.1)%	(230,573)	(83.3)%
	$38,224	$58,817	$297,572	$(20,593)	(35.0)%	$(238,755)	(80.2)%
Gain on loans sold:
SBA	$262	$696	$2,091	$(434)	(62.4)%	$(1,395)	(66.7)%
Single-family residential mortgage	112	1,199	7,900	(1,087)	(90.7)%	(6,701)	(84.8)%
	$374	$1,895	$9,991	$(1,521)	(80.3)%	$(8,096)	(81.0)%

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,			2023 vs. 2022 Increase (Decrease)		2022 vs. 2021 Increase (Decrease)
(dollars in thousands)	2023	2022	2021	$	%	$	%
Noninterest expense:
Salaries and employee benefits	$37,795	$35,488	$33,568	$2,307	6.5%	$1,920	5.7%
Occupancy and equipment expenses	9,629	9,092	8,691	537	5.9%	401	4.6%
Data processing	5,326	5,060	4,474	266	5.3%	586	13.1%
Legal and professional	8,198	5,383	3,773	2,815	52.3%	1,610	42.7%
Office expenses	1,512	1,438	1,197	74	5.1%	241	20.1%
Marketing and business promotion	1,132	1,578	1,157	(446)	(28.3)%	421	36.4%
Insurance and regulatory assessments	3,165	1,850	1,561	1,315	71.1%	289	18.5%
Core deposit premium	923	1,086	1,121	(163)	(15.0)%	(35)	(3.1)%
Other expenses	3,016	3,551	2,650	(535)	(15.1)%	901	34.0%
Total noninterest expense	$70,696	$64,526	$58,192	$6,170	9.6%	$6,334	10.9%

Noninterest expense increased $6.2 million, or 9.6%, to $70.7 million in 2023 from $64.5 million in 2022. This increase was primarily due to a $2.8 million increase in legal and other professional expense, a $2.3 million increase in salaries and employee benefits expense due to merit increases to reflect economic inflation and a $1.3 million increase in insurance and regulatory assessments, partially offset by a $446,000 decrease in marketing and business promotion expense due to a decrease in advertising and a $274,000 decrease in directors' fees, included in other expenses.

Salaries and employee benefits expense. Salaries and employee benefits expense increased $2.3 million due to a decrease in deferred loan salary costs due to lower loan originations, merit increases and increases in health benefit costs, partially offset by decreases in bonuses and commissions. The number of full-time equivalent employees was 376 at December 31, 2023, 379 at December 31, 2022 and 365 at December 31, 2021. None of our employees are represented by a labor union, or governed by any collective bargaining agreements.

Occupancy and equipment expense. Occupancy and equipment expense increased $537,000, or 5.9%, to $9.6 million for 2023 compared to $9.1 million for 2022 due to increases in rent and real estate property taxes.

Data processing expense. Data processing expense increased $266,000, or 5.3%, to $5.3 million for 2023, compared to $5.1 million for 2022 due to data processing and software license fees.

Legal and professional expense. Legal and professional expense increased $2.8 million, or 52.3%, to $8.2 million in 2023 compared to $5.4 million in 2022. This increase was due to an increase in legal expenses related to the Company's voluntary cooperation with the SEC’s requests for information, as disclosed in the Company's Current Report on Form 8-K filed with the SEC on July 24, 2023, which has concluded, an increase in external auditor fees, and higher consulting fees as we engaged outside advisory firms to assist the Company in enhancing the internal controls over financial reporting and other risk management activities, such as enhancing the Bank's BSA compliance program.

Marketing and business promotion expense. Marketing and business promotion expense decreased $446,000, due to decreases in advertising and CRA donation expenses.

Insurance and regulatory assessments. Insurance and regulatory assessments increased $1.3 million, or 71.1%, to $3.2 million in 2023 due to a $1.1 million increase in the FDIC assessment and a $178,000 increase in directors and officers’

insurance expense.

Other noninterest expenses. Other expenses decreased by $535,000, or 15.1%, to $3.0 million primarily due to a $274,000 decrease in director fees and a $168,000 decrease in loan servicing expense.

Income Tax Expense

Income tax expense was $17.8 million in 2023 compared to $27.0 million in 2022, a decrease of $9.2 million, or 34.2%. The effective tax rate for 2023 was 29.5% and 29.6% for 2022. Income tax expense included a $3,000 expense for stock options exercised in 2023 and a $587,000 benefit in 2022.

ANALYSIS OF FINANCIAL CONDITION

Total assets were $4.0 billion as of December 31, 2023 and $3.9 billion as of December 31, 2022. The increase in assets was primarily due to a $347.8 million increase in cash and cash equivalents and a $62.1 million increase in investment securities, partially offset by a $305.4 million decrease in net loans. The increase in cash and cash equivalents was due to an increase in the balances of time deposits due to Bank-wide promotions of time deposits and wholesale deposits to strengthen our liquidity position and a slowdown in lending.

Investment Securities. We manage our securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Specific goals of our investment portfolio include:

●

providing a ready source of balance sheet liquidity to ensure adequate availability of funds to meet fluctuations in loan demand, deposit balances and other changes in balance sheet volumes and composition;

●	serving as a means for diversification of our assets with respect to credit quality, maturity and other attributes; and

●	serving as a tool for modifying our interest rate risk profile pursuant to our established policies.

Our investment portfolio is comprised primarily of U.S. government agency securities, corporate note securities, mortgage-backed securities backed by government-sponsored entities and taxable and tax-exempt municipal securities.

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

The following table sets forth the book value and percentage of each category of securities at December 31, 2023, 2022 and 2021. The book value for securities classified as available for sale is equal to fair market value and the book value for securities classified as held to maturity is equal to amortized cost.

	December 31, 2023		December 31, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value
Government agency securities	$8,161	2.5%	$4,495	1.7%	$5,610	1.5%
SBA agency securities	13,217	4.1%	2,411	0.9%	3,469	0.9%
Mortgage-backed securities: residential	34,652	10.7%	38,057	14.4%	45,052	12.0%
Mortgage-backed securities: commercial	—	0.0%	4,871	1.9%	9,973	2.7%
Collateralized mortgage obligations: residential	82,327	25.3%	69,903	26.6%	60,216	16.1%
Collateralized mortgage obligations: commercial	67,299	20.8%	41,690	15.9%	59,295	15.8%
Commercial paper	73,105	22.6%	49,537	18.9%	129,926	34.7%
Corporate debt securities (1)	30,691	9.5%	37,012	14.1%	42,205	11.3%
Municipal securities	9,509	2.8%	8,854	3.4%	12,514	3.3%
Total securities, available for sale, at fair value	$318,961	98.3%	$256,830	97.8%	$368,260	98.3%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$501	0.2%	$1,003	0.4%	$1,506	0.4%
Tax-exempt municipal securities	4,708	1.5%	4,726	1.8%	4,746	1.3%
Total securities, held to maturity, at amortized cost	5,209	1.7%	5,729	2.2%	6,252	1.7%
Total securities	$324,170	100.0%	$262,559	100.0%	$374,512	100.0%

(1)	Comprised of corporate debt securities and individual financial institution subordinated debentures

The tables below set forth the amortized cost and fair value of AFS and HTM securities and the corresponding amounts of gross unrealized gains and losses for the periods presented.

(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$8,705	$—	$(544)	$8,161
SBA agency securities	13,289	144	(216)	13,217
Mortgage-backed securities: residential	40,507	—	(5,855)	34,652
Collateralized mortgage obligations: residential	94,071	454	(12,198)	82,327
Collateralized mortgage obligations: commercial	69,941	22	(2,664)	67,299
Commercial paper	73,121	—	(16)	73,105
Corporate debt securities	34,800	—	(4,109)	30,691
Municipal securities	12,636	—	(3,127)	9,509
	$347,070	$620	$(28,729)	$318,961
Held to maturity
Municipal taxable securities	$501	$3	$—	$504
Municipal securities	4,708	—	(115)	4,593
	$5,209	$3	$(115)	$5,097
December 31, 2022
Available for sale
Government agency securities	$5,012	$—	$(517)	$4,495
SBA securities	2,634	—	(223)	2,411
Mortgage-backed securities: residential	44,809	—	(6,752)	38,057
Mortgage-backed securities: commercial	4,887	—	(16)	4,871
Collateralized mortgage obligations: residential	82,759	—	(12,856)	69,903
Collateralized mortgage obligations: commercial	44,591	—	(2,901)	41,690
Commercial paper	49,551	2	(16)	49,537
Corporate debt securities	41,176	1	(4,165)	37,012
Municipal securities	12,669	—	(3,815)	8,854
	$288,088	$3	$(31,261)	$256,830
Held to maturity
Municipal taxable securities	$1,003	$7	$(3)	$1,007
Municipal securities	4,726	—	(170)	4,556
	$5,729	$7	$(173)	$5,563

The weighted-average yield on the total investment portfolio at December 31, 2023 was 4.00% with a weighted-average life of 5.1 years. This compares to a weighted-average yield of 2.55% at December 31, 2022 with a weighted-average life of 5.8 years. The weighted average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay downs.

Approximately 17.3% of the securities in the total investment portfolio at December 31, 2023, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2023, no U.S. government agency bonds are callable.

The table below shows the Company’s investment securities’ fair value and weighted average yields by maturity in the following maturity groupings as of December 31, 2023. The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(dollars in thousands)	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted
December 31, 2023	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield
Government agency securities	$—	—%	$8,161	2.94%	$—	—%	$—	—%	$8,161	2.94%
SBA securities	—	—%	2,095	2.65%	11,122	5.92%	—	—%	13,217	5.35%
Mortgage-backed securities: residential	—	—%	9,986	0.92%	16,965	2.26%	7,701	2.04%	34,652	1.84%
Collateralized mortgage obligations: residential	17	1.65%	35,758	4.28%	46,552	1.86%	—	—%	82,327	2.81%
Collateralized mortgage obligations: commercial	3,018	6.95%	18,481	3.95%	45,800	5.83%	—	—%	67,299	5.33%
Commercial paper	73,105	5.84%	—	0.00%	—	—%	—	—%	73,105	5.84%
Corporate debt securities	—	—%	12,491	4.09%	16,232	3.61%	1,968	2.89%	30,691	3.73%
Municipal securities	—	—%	—	—%	—	—%	9,509	1.92%	9,509	1.92%
Total available for sale	$76,140	5.88%	$86,972	3.63%	$136,671	3.78%	$19,178	2.07%	$318,961	4.00%

Municipal taxable securities	$—	—%	$504	5.25%	$—	—%	$—	—%	$504	5.25%
Municipal securities	—	—%	—	—%	2,873	2.77%	1,720	2.59%	4,593	2.70%
Total held to maturity	$—	—%	$504	5.25%	$2,873	2.77%	$1,720	2.59%	$5,097	2.95%

The tables below show the Company’s investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and December 31, 2022. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. A summary of our analysis of these securities and the unrealized losses is described more fully in Note 4 — Investment Securities in the notes to the consolidated financial statements included in this Annual Report.

	Less than Twelve Months		Twelve Months or More		Total
(dollars in thousands)		Unrealized		Unrealized		Unrealized
December 31, 2023	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government sponsored agencies	$4,238	$(72)	$3,923	$(472)	$8,161	$(544)
SBA securities	5,102	(18)	2,094	(198)	7,196	(216)
Mortgage-backed securities: residential	—	—	34,652	(5,855)	34,652	(5,855)
Collateralized mortgage obligations: residential	2,597	(37)	60,275	(12,161)	62,872	(12,198)
Collateralized mortgage obligations: commercial	18,463	(70)	35,077	(2,594)	53,540	(2,664)
Commercial paper (1)	53,211	(16)	—	—	53,211	(16)
Corporate debt securities	—	—	30,691	(4,109)	30,691	(4,109)
Municipal securities	—	—	9,509	(3,127)	9,509	(3,127)
Total available for sale	$83,611	$(213)	$176,221	$(28,516)	$259,832	$(28,729)

Municipal securities	1,397	(19)	3,196	(96)	4,593	(115)
Total held to maturity	$1,397	$(19)	$3,196	$(96)	$4,593	$(115)

(1)	The Company held $19.9 million of commercial paper where the recorded value and fair value are equal as of December 31, 2023.

	Less than Twelve Months		Twelve Months or More		Total
(dollars in thousands)		Unrealized		Unrealized		Unrealized
December 31, 2022	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Government sponsored agencies	$354	$(24)	$4,141	$(493)	$4,495	$(517)
SBA securities	2,411	(223)	—	—	2,411	(223)
Mortgage-backed securities: residential	5,535	(362)	32,522	(6,390)	38,057	(6,752)
Mortgage-backed securities: commercial	4,871	(16)	—	—	4,871	(16)
Collateralized mortgage obligations: residential	27,050	(1,842)	39,815	(11,014)	66,865	(12,856)
Collateralized mortgage obligations: commercial	18,741	(790)	22,949	(2,111)	41,690	(2,901)
Commercial paper (1)	39,624	(16)	—	—	39,624	(16)
Corporate debt securities	22,977	(1,843)	10,330	(2,322)	33,307	(4,165)
Municipal securities	—	—	8,854	(3,815)	8,854	(3,815)
Total available for sale	$121,563	$(5,116)	$118,611	$(26,145)	$240,174	$(31,261)

Municipal taxable securities	$498	$(3)	$—	$—	$498	$(3)
Municipal securities	4,556	(170)	—	—	4,556	(170)
Total held to maturity	$5,054	$(173)	$—	$—	$5,054	$(173)
(1)	The Company held $9.9 million of commercial paper where the recorded value and fair value are equal as of December 31, 2022.

There was no reserve of credit losses on the HTM securities portfolio as of December 31, 2023 and 2022. We monitor our securities portfolio to ensure all of our investments have adequate credit support and we consider the lowest credit rating for identification of potential credit impairment. As of December 31, 2023, we believe there was no impairment. In addition, we did not have the current intent to sell securities with a fair value below amortized cost at December 31, 2023, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. As of December 31, 2023, all of our investment securities in an unrealized loss position received an investment grade credit rating. The overall net decreases in fair value during the period were attributable to a combination of changes in interest rates and market conditions.

Loans

The loan portfolio is the largest category of our earning assets. At December 31, 2023, total loans held for investment, net of ALL, totaled $3.0 billion. Net loans held for investment decreased $305.4 million, or 9.3%, to $3.0 billion at December 31, 2023 as compared to $3.3 billion at December 31, 2022. The decrease was primarily due to decreases in CRE loans of $144.3 million, C&D loans of $95.4 million, and C&I loans of $71.1 million, partially offset by an increase in SFR mortgage loans of $23.7 million. SFR mortgage loans represent approximately 50% of our total loans as of December 31, 2023, up from approximately 44% as of the end of 2022.

The following table presents the balance and associated percentage of each major category in our loan portfolio at December 31 for the past five years:

	As of December 31,
	2023		2022		2021		2020		2019
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Loans:(1)
Construction and land development	$181,469	6.0%	$276,876	8.3%	$303,144	10.3%	$186,723	6.9%	$96,020	4.4%
Commercial real estate (2)	1,167,857	38.5%	1,312,132	39.3%	1,247,999	42.6%	1,003,637	37.1%	793,268	36.1%
Single-family residential mortgages	1,487,796	49.1%	1,464,108	43.9%	1,004,576	34.3%	1,124,357	41.5%	957,254	43.6%
Commercial and industrial	130,096	4.3%	201,223	6.0%	268,709	9.2%	290,139	10.7%	274,586	12.5%
SBA	52,074	1.7%	61,411	1.8%	76,136	2.6%	97,821	3.6%	74,985	3.4%
Other loans	12,569	0.4%	20,699	0.7%	30,786	1.03%	4,089	0.2%	821	0.0%
Total loans	3,031,861	100.0%	3,336,449	100.0%	2,931,350	100.0%	2,706,766	100.0%	2,196,934	100.0%
Allowance for loan losses	(41,903)		(41,076)		(32,912)		(29,337)		(18,816)
Total loans, net	$2,989,958		$3,295,373		$2,898,438		$2,677,429		$2,178,118

(1)	Net of discounts on acquired loans and deferred fees and costs
(2)	Includes non-farm and non-residential real estate loans, multifamily residential and 1-4 family SFR loans originated for a business purpose

The locations of loans in the Company's total loan portfolio as of December 31, 2023 were as follows:

	As of December 31,
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and Industrial	SBA	Other	Total loans, net
(dollars in thousands)	$	$	$	$	$	$	$	%
Loans:
California	$115,943	$558,771	$702,779	$117,788	$32,755	$1,749	$1,529,785	50.5%
Hawaii	—	2,057	4,263	841	—	11	7,172	0.2%
Illinois	229	41,745	51,192	1,309	—	107	94,582	3.1%
New Jersey	—	19,797	24,184	470	—	196	44,647	1.5%
Nevada	—	64,136	21,522	912	2,820	122	89,512	3.0%
New York	53,625	171,695	676,509	830	3,287	4,067	910,013	30.0%
Other	11,672	309,656	7,347	7,946	13,212	6,317	356,150	11.7%
Total loans, net	$181,469	$1,167,857	$1,487,796	$130,096	$52,074	$12,569	$3,031,861	100.0%

The majority of our loan portfolio is based on collateral or businesses in California and New York, which represent 81% of our loan portfolio. Loans secured by collateral in other states represented approximately 19% of our portfolio and the majority of these loans are secured by CRE with a weighted average LTV of 59% at December 31, 2023.

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

We originate commercial and industrial lines of credit, term loans, mortgage warehouse lines and international trade discounts, which totaled $130.1 million as of December 31, 2023 and $201.2 million at December 31, 2022. This decrease resulted primarily due to decreases in mortgage warehouse lines and a decrease in usages of the credit lines due to increases in market rates of interest. The interest rate on these loans are generally Wall Street Journal Prime rate based.

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

Commercial Real Estate Loans. CRE loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR loans originated for a business purpose. Except for the multi-family residential loan portfolio, the interest rate for the majority of these loans are Prime rate based and have a maturity of five years or less except for the SFR loans originated for a business purpose which may have a maturity of one year. The multi-family residential loans generally have interest rates based on the 5-year treasury, 10-year maturity with a five year fixed rate period followed by a five year floating rate period, and have a declining prepayment penalty over the first five years. At December 31, 2023, approximately 18% of the CRE portfolio consisted of fixed-rate loans. The total CRE portfolio totaled $1.2 billion as of December 31, 2023 and $1.3 billion as of December 31, 2022, of which $193.4 million and $255.2 million, respectively, are secured by owner occupied properties. The multi-family residential loan portfolio totaled $573.4 million as of December 31, 2023 and $643.2 million as of December 31, 2022. The SFR loan portfolio originated for a business purpose totaled $48.7 million as of December 31, 2023 and $69.3 million as of December 31, 2022.

The following table presents the loan-to-value (LTV) ratios at origination for CRE loans by property type as of December 31, 2023:

(dollars in thousands)	LTV Distribution
December 31, 2023	<45%	45%-55%	55%-65%	65%-75% (1)	>85%	Total
Non-owner occupied
Hotel/Motel	$7,635	$12,165	$16,804	$6,101	$—	$42,705
Office	8,649	—	17,285	—	8,770	34,704
Rent Controlled NY Multifamily	24,503	17,142	11,312	—	—	52,957
Mobile Home	43,049	66,756	65,804	92,528	—	268,137
Mixed Use	39,902	25,363	8,877	115,471	—	189,613
Apartments	25,127	44,769	33,449	54,094	514	157,953
Warehouse	13,550	21,341	49,262	4,225	1,439	89,817
Retail	12,404	37,096	22,739	911	—	73,150
SFR Rental	13,315	29,649	12,460	5,816	—	61,240
Other	1,990	462	1,696	—	—	4,148
Total non-owner occupied	$190,124	$254,743	$239,688	$279,146	$10,723	$974,424
Owner-occupied
Hotel/Motel	7,940	28,568	43,096	644	—	80,248
Office	666	2,857	1,693	1,309	—	6,525
Rent Controlled NY Multifamily	1,457	—	363	—	—	1,820
Mixed Use	3,974	4,063	5,263	—	—	13,300
Warehouse	6,013	13,846	21,677	24,519	—	66,055
Retail	3,992	7,597	4,880	—	—	16,469
SFR Rental	178	992	—	—	—	1,170
Other	1,403	—	613	5,830	—	7,846
Total owner-occupied	$25,623	$57,923	$77,585	$32,302	$—	$193,433
Total	$215,747	$312,666	$317,273	$311,448	$10,723	$1,167,857
(1)	No loans in the 75% - 85% LTV Distribution

The following table presents the loan-to-value ratios at origination for CRE loans by state as of December 31, 2023:

(dollars in thousands)	LTV Distribution
December 31, 2023	<45%	45%-55%	55%-65%	65%-75% (1)	>85%	Total
Non-owner occupied
California	$79,918	$118,075	$92,198	$124,792	$—	$414,983
New York	64,470	56,815	32,764	4,309	—	158,358
Nevada	8,310	33,466	16,954	1,447	—	60,177
Illinois	20,058	2,692	3,184	1,166	10,723	37,823
New Jersey	334	346	16,368	911	—	17,959
Hawaii	301	896	—	—	—	1,197
Other	16,733	42,453	78,220	146,521	—	283,927
Total non-owner occupied	$190,124	$254,743	$239,688	$279,146	$10,723	$974,424
Owner-occupied
California	16,728	34,458	62,490	30,110	—	143,786
New York	7,267	1,772	3,438	860	—	13,337
Nevada	—	2,627	—	1,332	—	3,959
Illinois	1,080	1,106	1,736	—	—	3,922
New Jersey	548	988	302	—	—	1,838
Hawaii	—	861	—	—	—	861
Other	—	16,111	9,619	—	—	25,730
Total owner-occupied	$25,623	$57,923	$77,585	$32,302	$—	$193,433
Total	$215,747	$312,666	$317,273	$311,448	$10,723	$1,167,857
(1)	No loans in the 75% - 85% LTV Distribution

Construction and Land Development Loans. Our C&D loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. These loans are typically Prime rate based and have maturities of less than 18 months. C&D loans decreased $95.4 million, or 34.5%, to $181.5 million at December 31, 2023 as compared to $276.9 million at December 31, 2022. This decrease was primarily due to decreases in residential construction loans. As of December 31, 2023 and 2022, our real estate construction loan portfolio was divided among the following categories as shown in the table below.

	As of December 31, 2023		As of December 31, 2022		Increase (Decrease)
(dollars in thousands)	$	Mix %	$	Mix %	$	%
Residential construction	$80,341	44.3%	$166,558	60.1%	$(86,217)	(51.8)%
Commercial construction	78,053	43.0%	77,231	27.9%	822	1.1%
Land development	23,075	12.7%	33,087	12.0%	(10,012)	(30.3)%
Total construction and land development loans	$181,469	100.0%	$276,876	100.0%	$(95,407)	(34.5)%

SBA Guaranteed Loans. We are designated a Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We generally sell the 75% guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel and service businesses for working capital needs or business expansions. SBA loans secured by real estate can have any maturity up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral may include inventory, accounts receivable, equipment, and personal guarantees.

We originate SBA loans through our branch staff, loan officers and through SBA brokers. In 2023, we originated $11.4 million in SBA loans, of which $8.6 million were SBA 7A loans and $2.8 million were SBA 504 loans.

As of December 31, 2023, our SBA portfolio totaled $52.1 million of which $4.7 million was guaranteed by the SBA and $47.4 million was unguaranteed, of which $46.2 million was secured by real estate and $1.2 million was unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of real estate collateral. As of December 31, 2023, $21.6 million or 45.6% was secured by hotel/motels; $3.8 million or 8.1% by gas stations; $2.9 million or 6.0% by retail; and $19.1 million or 40.3% in other real estate types. As of December 31, 2023, $28.3 million or 59.6% was located in California; $3.7 million or 7.8% was located in Texas; $3.9 million or 8.2% was located in Nevada; $3.5 million or 7.3% was located in Washington; and $8.1 million or 17.0% was located in other states.

SBA loans decreased $9.3 million, or 15.2%, to $52.1 million at December 31, 2023 compared to $61.4 million at December 31, 2022. This decrease was primarily due to SBA loan sales of $3.5 million and net loan payoffs and payments of $17.1 million, partially offset by $11.4 million in loan originations.

SFR real estate loans. We originate qualified SFR mortgage loans and non-qualified, alternative documentation SFR mortgage loans through correspondent relationships and retail channels, including our branch network, to accommodate the needs of the Asian American market. The qualified SFR mortgage loans are 15-year and 30-year conforming mortgages, which are generally originated through our branch network and may be sold directly to FNMA and FHLMC.

During 2023, we originated $192.3 million of SFR mortgage loans. Loans originated through our retail branch network are to our customers, many of whom establish a deposit relationship with us. During 2023, we originated $78.6 million through our retail channel and $113.7 million through our wholesale and correspondent channel of such loans. These amounts included $18.2 million in FNMA loans, of which $12.7 million were sold to FNMA. In addition, we sold $20.0 million of non-qualified mortgage loans at par to another bank as we worked to deleverage the Bank's balance sheet and generate higher levels of liquidity in the current economic environment.

The loans sold to other banks are sold with no representations or warranties and with a replacement feature for the first 90-days if the loan pays off early. For SFR loans sold to FNMA, FHLMC and to investment funds we provide limited representations and warranties and with a repurchase and premium refund for loans that become delinquent in the first 90-days or a premium refund if paid-off in the first 90-days with respect to all loans sold. As a condition of the sale, the buyer must have the loans audited for underwriting and compliance standards.

SFR real estate loans held for investment increased $23.7 million, or 1.6%, to $1.49 billion as of December 31, 2023 as compared to $1.46 billion as of December 31, 2022. There were $1.9 million loans held for sale as of December 31, 2023 compared to none as of December 31, 2022. In addition, our SFR mortgage lending unit originates mortgage warehouse lines to our correspondents. These loans are included in our C&I loans and totaled $4.2 million as of December 31, 2023 and $29.3 million as of December 31, 2022.

The loan maturities in the table below are based on contractual maturities as of December 31, 2023. As is customary in the banking industry, loans that meet underwriting criteria can be renewed by mutual agreement between the borrower and us. Because we are unable to estimate the extent to which our borrowers will renew their loans, the table is based on contractual maturities. As a result, the data shown below should not be viewed as an indication of future cash flows.

(dollars in thousands)	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	Over Fifteen Years	Total
Construction & land development
Fixed rate	$11,708	$—	$—	$—	$11,708
Floating rate	169,689	—	—	72	169,761
Commercial real estate
Fixed rate	53,184	130,212	21,766	2,952	208,114
Floating rate	55,125	137,114	534,122	233,382	959,743
SFR mortgage
Fixed rate	167	4,198	11,508	1,470,163	1,486,036
Floating rate	—	995	765	—	1,760
Commercial & industrial
Fixed rate	21,343	1,026	4,711	—	27,080
Floating rate	58,184	36,722	8,110	—	103,016
SBA
Fixed rate	—	86	6,286	—	6,372
Floating rate	—	2,171	15,893	27,638	45,702
Other
Fixed rate	79	6,044	6,428	—	12,551
Floating rate	18	—	—	—	18
Total loans	$369,497	$318,568	$609,589	$1,734,207	$3,031,861

Fixed rate	$86,481	$141,566	$50,699	$1,473,115	$1,751,861
Floating rate	283,016	177,002	558,890	261,092	1,280,000
Total loans	$369,497	$318,568	$609,589	$1,734,207	$3,031,861
Allowance for loan losses					$(41,903)
Net loans					$2,989,958
Mortgage loans held for sale					$1,911

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

Analysis of the Allowance for Loan Losses. The following table allocates the ALL, or the allowance, by category:

	As of December 31,
	2023		2022		2021		2020		2019
(dollars in thousands)	$	% (1)	$	% (1)	$	% (1)	$	% (1)	$	% (1)
Loans:
Construction and land development	$1,219	0.67%	$2,638	0.95%	$4,150	1.37%	$2,473	1.32%	$1,268	1.32%
Commercial real estate (2)	17,826	1.53%	17,657	1.35%	16,603	1.33%	13,718	1.37%	7,668	0.97%
Single-family residential mortgages	20,117	1.35%	17,640	1.20%	7,839	0.78%	8,486	0.75%	6,182	0.65%
Commercial and industrial	1,348	1.04%	1,804	0.90%	2,813	1.05%	3,690	1.27%	2,736	1.00%
SBA	1,196	2.30%	621	1.01%	980	1.29%	927	0.95%	852	1.14%
Other	197	1.57%	716	3.46%	527	1.71%	43	1.05%	9	1.10%
Unallocated	—	—	—	—	—	—	—	—	101	—
Allowance for loan losses	$41,903	1.38%	$41,076	1.23%	$32,912	1.12%	$29,337	1.08%	$18,816	0.86%

(1)	Represents the percentage of the allowance to total loans in the respective category.
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and SFR loans originated for a business purpose.

Allowance for Credit Losses - Loans

The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination. The ACL for loans is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated balance sheet. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL for loans is performed by collectively evaluating loans with similar risk characteristics. The Company has elected to utilize a DCF approach for all segments except consumer loans and warehouse mortgage loans, for these a remaining life approach was elected.

The Company’s DCF loss rate methodology incorporates a probability of default, loss given default and exposure at default to derive expected loss within the CECL model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. The Company uses both internal and external qualitative factors within the CECL model including: lending policies, procedures, and strategies; changes in nature and volume of the portfolio; credit and lending personnel experience; changes in volume and trends in classified loans, delinquencies, and nonaccrual; concentration risk; collateral values; regulatory and business environment; loan review results; and economic conditions. Management estimates the allowance balance required using past loan loss experience from peers with similar portfolio sizes and geographic locations to the Company, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The Company’s CECL methodology utilizes a four-quarter reasonable and supportable forecast period, and a four-quarter reversion period. The Company is using the Federal Open Market Committee to obtain forecasts for the unemployment rate, while reverting to a long-run average of each considered economic factor.

Individual loans considered to be uncollectible are charged off against the ACL. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be other-than-temporary. Recoveries on loans previously charged off are added to the ACL. Net charge-offs to average LHFI were 0.10% and 0.00% for the twelve months ended December 31, 2023 and 2022, respectively.

The ACL for loans was $41.9 million at December 31, 2023 compared to $41.1 million at December 31, 2022. The $827,000 increase in 2023 was primarily due to a provision for credit losses on loans of $3.9 million, partially offset by net charge-offs of $3.1 million. The provision for credit losses on loans of $3.9 million was due to a higher level of specific reserves and net charge-offs, offset by the impact of lower total loans held for investment at the end of 2023.

The following table provides a summary of components of the ACL, provision for credit losses and net charge-offs for the years 2019 to 2023:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021(1)	2020(1)	2019(1)
Balance, beginning of period	$41,076	$32,912	$29,337	$18,816	$17,577
ASU 2016-13 transition adjustment	—	2,135	—	—	—
Adjusted beginning balance	$41,076	$35,047	$29,337	$18,816	$17,577
Charge-offs:
Construction & land development	(140)	—	—	—	—
Commercial real estate	(2,537)	—	(67)	(85)	(166)
Single-family residential mortgages	(93)	—	—	—	—
Commercial and industrial	—	(5)	(500)	(200)	—
SBA	(62)	(14)	(1)	(973)	(1,093)
Other	(362)	(237)	(59)	(45)	—
Total charge-offs	(3,194)	(256)	(627)	(1,303)	(1,259)
Recoveries:
Commercial real estate	80	—	61	—	—
Commercial and industrial	2	2	1	—	—
SBA	1	227	95	1	108
Other	60	29	86	—	—
Total recoveries	143	258	243	1	108
Net (charge-offs)/recoveries	(3,051)	2	(384)	(1,302)	(1,151)
Provision for credit losses - loans	3,878	6,027	3,959	11,823	2,390
Balance, end of period	$41,903	$41,076	$32,912	$29,337	$18,816

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$1,156	$1,203	$1,383	$826	$688
ASU 2016-13 transition adjustment	—	1,045	—	—	—
Adjusted beginning balance	$1,156	$2,248	$1,383	$826	$688
(Reversal of) reserve for unfunded commitments	(516)	(1,092)	(180)	557	138
Balance at the end of period	$640	$1,156	$1,203	$1,383	$826

Total allowance for credit losses (ACL)	$42,543	$42,232	$34,115	$30,720	$19,642

Total LHFI at end of period	$3,031,861	$3,336,449	$2,931,350	$2,706,766	$2,196,934
Average LHFI	$3,205,625	$3,096,786	$2,745,492	$2,544,413	$2,112,933
Net charge-offs to average LHFI	0.10%	0.00%	0.01%	0.05%	0.05%
Allowance for loan losses to total LHFI	1.38%	1.23%	1.12%	1.08%	0.86%
(1)	Reserve was under the Allowance for Loan Loss (“ALL”) method in accordance with ASC 450 and ASC 310

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

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value at the date of foreclosure, establishing a new cost basis by a charge to the allowance for credit losses, if necessary. OREO is carried at the lower of the Company's carrying value of the property or its fair value, less estimated carrying costs and costs of disposition. Fair value is based on current appraisals less estimated selling costs. Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance. Operating expenses and related income of such properties and gains and losses on their disposition are included in other operating income and expenses.

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

	As of December 31,
(dollars in thousands)	2023	2022	2021	2020	2019
Accruing troubled debt restructured loans(1):
Construction and land development	$—	$—	$—	$—	$264
Commercial real estate	—	894	1,328	1,434	1,472
Commercial and industrial	—	306	410	502	-
SBA	—	—	—	34	45
Total accruing troubled debt restructured loans	—	894	1,328	1,434	1,736
Non-accrual loans:
Construction and land development	—	141	149	173	—
Commercial real estate	10,569	13,189	4,672	1,193	725
Single-family residential mortgages	18,103	5,936	4,191	7,714	1,334
Commercial and industrial	854	713	3,712	1,661	—
SBA	2,085	2,245	6,263	6,828	9,378
Other	8	99	—	15	—
Total non-accrual loans	31,619	22,323	18,987	17,584	11,437
Total non-performing loans	31,619	23,217	20,315	19,018	13,173
OREO	—	577	293	293	293
Nonperforming assets	$31,619	$23,794	$20,608	$19,311	$13,466
Nonperforming loans to total LHFI	1.04%	0.71%	0.71%	0.72%	0.60%
Nonperforming assets to total assets	0.79%	0.61%	0.50%	0.59%	0.48%
Nonperforming loans to tangible common equity and ACL	6.60%	5.15%	4.77%	4.96%	3.64%
Nonperforming assets to tangible common equity and ACL	6.60%	5.28%	4.83%	5.04%	3.72%
(1)	Prior to the Company’s adoption of ASU 2022-02 on January 1, 2023, the Company, in infrequent situations would modify loans when the borrower was experiencing financial difficulties by making a concession to the borrower. These concessions would include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. These modifications were classified as TDRs and were made for the purpose of alleviating temporary impairments to the borrower’s financial condition.

The $8.1 million increase in nonperforming loans at December 31, 2023 was primarily due to two CRE loans totaling $10.9 million, 12 SFR loans totaling $16.9 million, one SBA loan of $283,000 and three other consumer loans aggregating to $68,000 placed on non-accrual status during 2023. Offsetting the increases were non-accrual loan payoffs or paydowns of $15.7 million, loans that migrated to accruing status of $1.5 million and net charge-offs of $2.7 million on non-accrual loans.

Our 30-89 day delinquent loans, excluding non-accrual loans, increased to $16.8 million as of December 31, 2023, compared to $15.2 million at December 31, 2022. From December 31, 2022 to December 31, 2023, the increase in past due loans (excluding non-accrual loans) resulted from increases of $1.5 million in C&I loans, $206,000 in SBA loans, and $543,000 in CRE loans, partially offset by a $688,000 decrease in SFR mortgage loans and a $51,000 decrease in other loans.

We did not recognize any interest income on non-accrual loans during the years ended December 31, 2023 and December 31, 2022 while the loans were in non-accrual status.

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

The following table presents the risk categories for total loans by class of loans as of December 31, 2023 and 2022:

(dollars in thousands)		Special
December 31, 2023	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Construction and land development	$169,793	$11,676	$—	$—	$181,469
Commercial real estate	1,123,887	12,599	31,371	—	1,167,857
Single-family residential mortgages	1,464,531	4,474	18,791	—	1,487,796
Commercial:
Commercial and industrial	119,858	2,737	7,501	—	130,096
SBA	47,397	1,356	3,321	—	52,074
Other	12,462	—	107	—	12,569
Total	$2,937,928	$32,842	$61,091	$—	$3,031,861

(dollars in thousands)		Special
December 31, 2022	Pass	Mention	Substandard	Doubtful	Total
Real Estate:
Construction and land development	$276,735	$—	$141	$—	$276,876
Commercial real estate	1,267,936	9,280	34,916		1,312,132
Single-family residential mortgages	1,448,041	3,925	12,142	—	1,464,108
Commercial:
Commercial and industrial	162,881	29,007	9,335	—	201,223
SBA	56,142	—	5,269	—	61,411
Other	20,536	—	163	—	20,699
Total	$3,232,271	$42,212	$61,966	$—	$3,336,449

Cash and Cash Equivalents. Cash and cash equivalents increased $347.8 million, or 416.3%, to $431.4 million as of December 31, 2023 as compared to $83.5 million at December 31, 2022. This increase was primarily due to $243.3 million provided by investing activities, $53.2 million provided by financing activities and $51.3 million provided by cash from operating activities. During 2023, we maintained a conservative strategy to hold extra liquidity due to the volatility of our deposits.

Goodwill and Other Intangible Assets. Goodwill was $71.5 million at December 31, 2023 and at December 31, 2022. The Company evaluates goodwill for impairment annually, or more frequently if events and circumstances lead management to believe the value of goodwill may be impaired. In accordance with ASC 350-20, “Goodwill,” impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. A goodwill impairment loss is recognized for the amount that the carrying amount of a reporting unit, including goodwill, exceeds its fair value. No impairment of goodwill was recognized during 2023 and 2022.

During the first half of 2023, there were bank failures that caused a significant decline in bank stock prices, including the Company’s stock price. After evaluating the prolonged decrease in the Company’s market value, management performed a quantitative goodwill impairment analysis as of September 30, 2023, as an acceleration of the Company's annual October 1 analysis. Given that the Company has concluded that it does not have any separately identifiable segments, the evaluation was performed at the Company-wide level. We engaged a third-party valuation specialist to assist with the quantitative analysis. Management estimated the fair value of the Company using both the guideline public company method, also referred to as the “market approach”, and the DCF method, also referred to as the “income approach”. Based on this quantitative analysis, the fair value of the Company exceeds its carrying amount with a passing amount of 9.6% at September 30, 2023.

In addition, due to changes in the Company’s projections of income in future periods during the fourth quarter of 2023 resulting from the current economic environment, at December 31, 2023, management performed certain calculations and sensitivity analyses related to the quantitative goodwill impairment analysis performed at September 30, 2023 and the current information. Based on this most recent analysis, management concluded that goodwill was also not impaired at December 31, 2023.

Our other intangible assets, which consist of core deposit intangibles, were $2.8 million at December 31, 2023 and $3.7 million at December 31, 2022. These core deposit intangible assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 3 to 10 years.

Liabilities. Total liabilities increased $80.3 million, or 2.3%, to $3.5 billion, at December 31, 2023 from $3.4 billion at December 31, 2022, primarily due to a $197.1 million increase in deposits, partially offset by a $70.0 million decrease in short-term FHLB advances and a $54.4 million decrease in subordinated notes. We redeemed all $55.0 million of our outstanding 6.18% fixed-to-floating rate subordinated notes on December 1, 2023 at par. The subordinated notes had an original maturity date of December 1, 2028 and an effective interest rate of 6.18% as of their redemption date.

Deposits. As an Asian-American business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. The Bank measures core deposits by reviewing all relationships over $250,000 on a quarterly basis. We track all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be core if there are any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet listing service.

Total deposits increased $197.1 million to $3.2 billion at December 31, 2023 as compared to $3.0 billion at December 31, 2022. The increase was mainly due to increases in the balances of higher yielding time deposits. During 2023, noninterest-bearing deposits decreased by $259.1 million due to the Bank's customers pursuing higher rates offered by the Bank's time deposits and interest-bearing non-maturity deposits, which increased by $438.8 million and $17.4 million, respectively. As of December 31, 2023, total deposits were comprised of 17.0% noninterest-bearing demand accounts, 19.9% interest-bearing non-maturity deposit accounts and 63.1% of time deposits compared to 26.8% noninterest-bearing demand accounts, 20.7% interest-bearing non-maturity deposit accounts and 52.5% of time deposits as of December 31, 2022.

The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	For the Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
	$	%	$	%	$	%
(dollars in thousands)
Noninterest-bearing demand deposits	$539,621	17.00%	$798,741	26.82%	$1,291,484	38.15%
Interest-bearing deposits:
NOW	57,969	1.83%	63,542	2.13%	72,876	2.15%
Money market	412,415	12.99%	420,057	14.11%	140,194	4.14%
Savings	162,344	5.11%	131,740	4.42%	714,539	21.11%
Time deposits $250,000 and under	1,190,822	37.51%	837,369	28.12%	587,940	17.37%
Time deposits over $250,000	811,589	25.56%	726,234	24.40%	578,499	17.08%
Total interest-bearing deposits	2,635,139	83.00%	2,178,942	73.18%	2,094,048	61.85%
Total deposits	$3,174,760	100.00%	$2,977,683	100.00%	$3,385,532	100.00%

The following table summarizes our average deposit balances and weighted average rates as of the dates indicated:

	For the Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand deposits	$602,291	—	$1,050,063	—	$938,710	—
Interest-bearing deposits:
NOW	58,191	1.25%	73,335	0.36%	69,211	0.27%
Money market	429,102	2.46%	631,094	0.81%	637,539	0.39%
Savings	126,062	0.73%	144,409	0.13%	137,534	0.10%
Time deposits $250,000 and under	1,146,513	4.11%	609,464	1.08%	640,747	0.70%
Time deposits over $250,000	742,839	4.00%	565,059	1.20%	597,770	0.79%
Total interest-bearing deposits	2,502,707	3.56%	2,023,361	0.93%	2,082,801	0.57%
Total deposits	$3,104,998	2.87%	$3,073,424	0.61%	$3,021,511	0.40%

The following table sets forth the maturity schedule of time deposits over $250,000, wholesale deposits and brokered time deposits as of December 31, 2023:

	Maturity Within:
(dollars in thousands)	Three Months	After Three to Six Months	Six to 12 Months	After 12 Months	Total
Time deposits $250,000 and under
Wholesale deposits (1)	$40,138	$3,734	$8,090	$—	$51,962
Brokered	139,953	114,987	—	—	254,940
Other	269,249	286,010	322,764	5,897	883,920
Total time deposits $250,000 and under	449,340	404,731	330,854	5,897	1,190,822
Time deposits over $250,000 (2)	352,015	200,336	257,895	1,343	811,589
Total time deposits	$801,355	$605,067	$588,749	$7,240	$2,002,411

(1)	Wholesale deposits are defined as time deposits under $250,000 originated through the internet listing service and/or through other deposit originators.
(2)	Amounts include $50.0 million and $30.0 million of collateralized state of CA time deposits with maturity dates of February 1, 2024 and February 9, 2024.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(dollars in thousands)	For the Year Ended December 31,
	2023	2022
Uninsured deposits	$1,367,568	$1,212,517

Of the $811.6 million in time deposits over $250,000, the estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $629.2 million at December 31, 2023. The following table sets forth the maturity distribution of time deposits in amounts of more than $250,000 as of December 31, 2023.

(dollars in thousands)	December 31, 2023
3 months or less	$284,107
Over 3 months through 6 months	148,229
Over 6 months through 12 months	181,618
Over 12 months	15,263
Total	$629,217

Time deposits equal to and less than $250,000 include certain wholesale and brokered deposits and we do not consider these core deposits. We acquired wholesale deposits from the internet listing service and other outside deposits originators as needed to supplement liquidity. The total amount of such deposits as of December 31, 2023 was $52.0 million and $7.1 million as of December 31, 2022. Brokered time deposits were $254.9 million at December 31, 2023 and $255.0 million at December 31, 2022.

In addition, we offer deposit products through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit. Time deposits held through the CDARS program were $135.7 million at December 31, 2023 and $17.7 million at December 31, 2022 and ICS funds totaled $109.2 million at December 31, 2023 and $13.6 million at December 31, 2022. The increase in the participation in these programs is attributed to the general banking landscape and premium placed on liquidity in the marketplace.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. We had no FHLB short-term advances at December 31, 2023 and $70.0 million at December 31, 2022. In the first quarter of 2020, the Company obtained $150.0 million in long-term FHLB advances with an original term of five years and a maturity date in March 2025. The average fixed interest rate is 1.18%. The Company secured this funding in case there was a liquidity issue caused by the COVID-19 pandemic and to obtain an attractive interest rate. The following table sets forth information on our total FHLB advances during the periods presented:

	Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Outstanding at period-end	$150,000	$220,000	$150,000
Average amount outstanding	172,219	192,438	150,000
Maximum amount outstanding at any month-end	220,000	270,000	150,000
Weighted average interest rate:
During period	1.67%	1.49%	1.18%
End of period	1.18%	2.28%	1.18%

Long-Term Debt. Long-term debt consists of subordinated notes. As of December 31, 2023, the amount of subordinated notes outstanding was $119.1 million as compared to $173.6 million at December 31, 2022. The $55.0 million decrease was due to the redemption of the 2028 Subordinated Notes as described herein.

In November 2018, the Company issued $55.0 million in fixed-to-floating rate subordinated notes due December 1, 2028 (“the 2028 Subordinated Notes”). The 2028 Subordinated Notes bore a fixed rate of 6.18% for the first five years and reset quarterly to the then-current three-month London Interbank Offered Rate (“LIBOR”) rate plus 315 basis points. The 2028 Subordinated Notes were assigned an investment grade rating of BBB by the Kroll Bond Rating Agency, Inc. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we were not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. On December 1, 2023, we redeemed the 2028 Subordinated Notes at a redemption price equal to 100% of the principal amount of the 2028 Subordinated Notes plus accrued and unpaid interest to but excluding December 1, 2023. From and after December 1, 2023, all interest on the 2028 Subordinated Notes ceased to accrue.

In March 2021, the Company issued $120.0 million of 4.00% fixed to floating rate subordinated notes due April 1, 2031 (the “2031 Subordinated Notes”). The interest rate is fixed through April 1, 2026 and floats at three month Secured Overnight Financing Rate (“SOFR”) plus 329 basis points thereafter. The Company can redeem the 2031 Subordinated Notes beginning April 1, 2026. The 2031 Subordinated Notes are considered Tier 2 capital at the Company.

The Company used the net proceeds from these subordinated debt offerings for general corporate purposes, including providing capital to the Bank and maintaining adequate liquidity at Bancorp. The subordinated notes qualified as Tier 2 capital for Bancorp for regulatory purposes and the portion that Bancorp contributed to the Bank qualified as Tier 1 capital for the Bank.

Subordinated Debentures. Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $14.9 million and $14.7 million as of December 31, 2023 and 2022, respectively. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, the Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. These subordinated debentures consist of the following and are described in detail after the table below:

	Issue	Principal	Unamortized	Recorded	Stated Rate	December 31, 2023	Stated
(dollars in thousands)	Date	Amount	Valuation Reserve	Value	Description	Effective Rate	Maturity
Subordinated debentures
TFC Trust	December 22, 2006	$5,155	$1,189	$3,966	Three-month CME Term SOFR plus 0.26% (a) plus 1.65%,	7.30%	March 15, 2037
FAIC Trust	December 15, 2004	7,217	842	6,375	Three-month CME Term SOFR 0.26% (a) plus 2.25%	7.90%	December 15, 2034
PGBH Trust	December 15, 2004	5,155	558	4,597	Three-month CME Term SOFR 0.26% (a) plus 2.10%	7.75%	December 15, 2034
Total		$17,527	$2,589	$14,938
(a)	Represents applicable tenor spread adjustment when the original Libor index was discontinued on June 30, 2023

In 2016, the Company, through the acquisition of TomatoBank, acquired the TFC Trust. The TFC Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and all of its common securities with an aggregate liquidation amount of $155,000. At the close of this acquisition, a $1.9 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $1.2 million at December 31, 2023 and $1.3 million at December 31, 2022. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 7.30% as of December 31, 2023, and three-month LIBOR plus 1.65%, which was 6.42% at December 31, 2022.

In October 2018, the Company, through the acquisition of FAIC, acquired the FAIC Trust. The FAIC Trust issued 7,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $7.0 million and all of its common securities with an aggregate liquidation amount of $217,000. At the close of this acquisition, a $1.2 million valuation reserve was recorded to arrive at it fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $842,000 at December 31, 2023 and $918,000 at December 31, 2022. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 7.90% as of December 31, 2023, and three-month LIBOR plus 2.25%, which was 7.02% at December 31, 2022.

In January 2020, the Company, through the acquisition of PGBH, acquired PGBH Trust. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and all of its common securities with an aggregate liquidation amount of $155,000. At the close of this acquisition, a $763,000 valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $559,000 at December 31, 2023 and $610,000 at December 31, 2022. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 7.75% as of December 31, 2023, and three-month LIBOR plus 2.10%, which was 6.87% at December 31, 2022.

At December 31, 2023, we were in compliance with all covenants under our long-term debt agreements.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and preferred stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on AFS investment securities.

Shareholders’ equity increased $26.7 million, or 5.5%, to $511.3 million as of December 31, 2023 from $484.6 million at December 31, 2022. The increase during 2023 was primarily due to $42.5 million of net income and a $2.2 million decrease in net accumulated other comprehensive loss, partially offset by $12.2 million of cash dividends and a $6.8 million repurchase of common stock.

Liquidity Management. Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements, both known and unknown. We manage our liquidity position to meet the daily cash flow needs of customers, while also maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.

Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-earning deposits in banks, federal funds sold, available for sale securities, term federal funds, purchased receivables and maturing or prepaying balances in our securities and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market noncore deposits, the issuance of additional collateralized borrowings through FHLB advances or the Federal Reserve’s discount window, and the ability to access the capital markets through the issuance of debt securities, preferred securities or common securities. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. For additional information regarding our operating, investing and financing cash flows, see the consolidated statements of cash flows provided in our consolidated financial statements.

Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis.

 The Company has sufficient capital and does not anticipate any need for additional liquidity as of December 31, 2023. As of December 31, 2023, we pledged loans of $1.5 billion with the FHLB of San Francisco and based on the values of loans we had $1.0 billion of additional borrowing capacity with the FHLB. At December 31, 2023 and 2022, there were $150.0 million in FHLB long-term advances outstanding. At December 31, 2023, we had no FHLB short-term advances outstanding and $70.0 million outstanding at December 31, 2022. We also maintain relationships in the capital markets with brokers and dealers to issue certificates of deposit. As of December 31, 2023 and December 31, 2022, we had an aggregate of $92.0 million in unsecured federal funds lines through four different commercial banking relationships, with no amounts advanced against the lines as of such dates. In addition, we have a secured line of credit from the Federal Reserve Discount Window at December 31, 2023 and December 31, 2022 of $42.3 million and $12.0 million, respectively. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $62.8 million and $16.8 million as of December 31, 2023 and December 31, 2022, respectively. We did not have any borrowings outstanding with the Federal Reserve at December 31, 2023 and December 31, 2022 and our borrowing capacity is limited only by eligible collateral.

Bancorp is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. Bancorp’s main source of funding is dividends received from the Bank and RAM. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to Bancorp. Management believes that these limitations will not impact our ability to meet our ongoing short-term cash obligations. During the year ended December 31, 2023, the Bank paid $85.0 million of dividends to Bancorp and none during the year ended December 31, 2022. During 2023, Bancorp used its liquidity to redeem $55.0 million subordinated debt, buy back approximately 2% of its then outstanding shares of common stock for $6.8 million, and make $12.2 million in dividend distributions to common stock shareholders in addition to its other operational needs. At December 31, 2023, Bancorp had $47.1 million in cash, all of which was on deposit at the Bank.

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

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations as of the dates reflected and assuming the capital conservation buffer has been fully phased-in. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to Bancorp and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as Bancorp's and the Bank’s capital ratios as of December 31, 2023 and December 31, 2022. We exceeded all regulatory capital requirements under Basel III and was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at December 31, 2023	Ratio at December 31, 2022	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	11.99%	11.67%	4.00%	4.00%	5.00%
Bank	13.62%	14.89%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio (1)
Consolidated	19.07%	16.03%	4.50%	7.00%	6.50%
Bank	22.41%	21.14%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	19.69%	16.58%	6.00%	8.50%	8.00%
Bank	22.41%	21.14%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	25.92%	24.27%	8.00%	10.50%	10.00%
Bank	23.67%	22.40%	8.00%	10.50%	10.00%

(1)	The common equity tier 1 risk-based ratio, or CET1, is a ratio created by the Basel III regulations beginning January 1, 2015.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at December 31, 2023:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$1,172,350	$—	$—	$—	$1,172,350
Time deposits	1,994,517	6,689	1,204	—	2,002,410
FHLB advances	—	150,000	—	—	150,000
Long-term debt	—	—	—	119,147	119,147
Subordinated debentures	—	—	—	14,938	14,938
Leases	4,728	10,230	9,050	10,699	34,707
Total contractual obligations	$3,171,595	$166,919	$10,254	$144,784	$3,493,552

Off-Balance Sheet Arrangements

We have limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

In the ordinary course of business, the Company enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the ACL in the consolidated balance sheets. Such off-balance sheet commitments totaled $190.7 million and $355.8 million as of December 31, 2023 and 2022.

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

In addition, the Company invests in various affordable housing partnerships and Small Business Investment Company ("SBIC") funds. Pursuant to these investments, the Company commits to an investment amount to be fulfilled in future periods. Such unfunded commitments totaled $3.3 million and $3.5 million as of December 31, 2023 and 2022.

Non-GAAP Financial Measures

Some of the financial measures included in this Annual Report are not measures of financial performance recognized by GAAP. These non-GAAP financial measures include “tangible common equity to tangible assets,” “tangible book value per share” and “return on average tangible common equity.” Our management uses these non-GAAP financial measures in its analysis of our performance.

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

(dollars in thousands)	December 31, 2023	December 31, 2022
Tangible common equity:
Total shareholders' equity	$511,260	$484,563
Adjustments
Goodwill	(71,498)	(71,498)
Core deposit intangible	(2,795)	(3,718)
Tangible common equity	$436,967	$409,347
Tangible assets:
Total assets-GAAP	$4,026,025	$3,919,058
Adjustments
Goodwill	(71,498)	(71,498)
Core deposit intangible	(2,795)	(3,718)
Tangible assets:	$3,951,732	$3,843,842
Common shares outstanding	18,609,179	18,965,776
Common equity to assets ratio	12.70%	12.36%
Book value per share	$27.47	$25.55
Tangible common equity to tangible assets ratio	11.06%	10.65%
Tangible book value per share	$23.48	$21.58

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

	For the year
(dollars in thousands)	2023	2022	2021
Net income available to common shareholders	$42,465	$64,327	$56,906
Average shareholders' equity	500,540	470,781	447,714
Adjustments:
Average goodwill	(71,498)	(70,948)	(69,243)
Average core deposit intangible	(3,282)	(4,131)	(4,657)
Adjusted average tangible common equity	$425,760	$395,702	$373,814
Return on average tangible common equity	9.97%	16.26%	15.22%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified three primary sources of market risk: interest rate risk, price risk and basis risk.

Interest Rate Risk. Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and SOFR (basis risk).

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

Our ALCO establishes broad policy limits with respect to interest rate risk. The ALCO establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. The ALCO meets monthly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits and to oversee management's balance sheet risk management strategies.

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

An asset sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate higher net interest income, as rates earned on interest-earning assets would reprice upward more quickly than rates paid on interest-bearing liabilities, thus expanding the net interest margin. Conversely, a liability sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate lower net interest income, as rates paid on interest-bearing liabilities would reprice upward more quickly than rates earned on interest-earning assets, thus compressing the net interest margin.

Income Simulation and Economic Value Analysis. Interest rate risk measurement is calculated and reported to the board and the ALCO at least quarterly. The information reported includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.

We use two approaches to model interest rate risk: Net Interest Income at Risk (NII at Risk), and Economic Value of Equity (“EVE”). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives over a 12 month and 24 month time horizon assuming a flat balance sheet and an instantaneous and parallel shift in market interest rates of -300, -200, -100, +100, +200 and +300. We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The model results do not take into consideration any steps management might take to respond to the changes in interest rates. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-300	-200	-100	+100	+200	+300
December 31, 2023
Dollar change	$11,086	$6,553	$2,545	$470	$50	$(455)
Percent change	10.48%	6.20%	2.41%	0.44%	0.05%	(0.43)%
December 31, 2022
Dollar change	$3,267	$5,538	$3,462	$5,745	$11,545	$17,212
Percent change	2.39%	4.06%	2.54%	4.21%	8.46%	12.61%

At December 31, 2023, our NII at Risk profile is liability sensitive in the down rate scenarios and this is directionally consistent with our December 31, 2022 profile. For the up rate scenarios, at December 31, 2023, our NII at Risk profile is “neutral” compared to “asset sensitive” at December 31, 2022. The NII at Risk results are within board policy limits. This shift is primarily due to the change in the mix of assets and funding sources during 2023 due to deleveraging the balance sheet and increasing our on balance sheet liquidity. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-300	-200	-100	+100	+200	+300
December 31, 2023
Dollar change	(26,488)	(7,430)	4,856	(28,251)	(69,646)	(111,281)
Percent change	(4.79)%	(1.34)%	0.88%	(5.11)%	(12.60)%	(20.14)%
December 31, 2022
Dollar change	(83,032)	(30,544)	(3,801)	(22,540)	(47,643)	(74,319)
Percent change	(12.92%)	(4.75)%	(0.59)%	(3.51)%	(7.41)%	(11.56)%

The EVE reported at December 31, 2023 indicates that if interest rates increased immediately, the EVE position is expected to decrease and if interest rates were to decrease immediately, the EVE position is expected to increase in the down 100 basis points scenario and then decrease for the down 200 basis points and down 300 basis points scenarios. When interest rates rise, fixed rate assets generally lose economic value as these assets are discounted at a higher rate demonstrating that the longer duration causes greater value to be lost. When interest rates fall, the opposite is true, however these positives are being offset by a decrease in the value of floating rate assets as well as the value of noninterest-bearing deposits. Noninterest-bearing have a lower value in lower interest rate environments. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The EVE results are within board policy limits.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of

RBB Bancorp

Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RBB Bancorp (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2024 expressed an adverse opinion.

Change in Accounting Principal

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As described in Notes 2 and 5 to the consolidated financial statements, the Company adopted ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, effective January 1, 2022, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination. Due to the adoption of Current Expected Credit Losses (CECL), the Company recorded a $2.10 million transition adjustment for the allowance for credit losses (ACL) through retained earnings on January 1, 2022. As of December 31, 2023, the Company had gross loan portfolio of $3.03 billion and a related allowance for credit losses on loans of $41.90 million.

The Company’s discounted cash flow methodology incorporates a probability of default, loss given default and exposure at default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. The Company uses both internal and external qualitative factors within the current expected credit losses (“CECL”) model: lending policies, procedures, and strategies; changes in nature and volume of the portfolio; credit and lending personnel experience; changes in volume and trends in classified loans, delinquencies, and nonaccrual; concentration risk; collateral values; regulatory and business environment; loan review results; and economic conditions.

We identified auditing the Company’s estimate of Current Expected Credit Losses to be a critical audit matter, particularly as it pertains to auditing the application of qualitative factors, as the matter involved significant audit effort and especially subjective auditor judgment.

The primary procedures performed to address the critical audit matter included:

•	Testing the design and operating effectiveness of controls over qualitative adjustments within the ACL model, including controls addressing:
o	Management’s review of the reasonableness of assumptions and judgments, including the qualitative risk factors.
o	Management’s evaluation of the relevance and reliability of data utilized in the calculation of the qualitative factors.
•	Testing the relevance and reliability of the data used in the determination of qualitative factor adjustments.
•

Evaluating the reasonableness of management’s assumptions and judgments used in the determination of the qualitative factor adjustments and the resulting qualitative allocation to the allowance for credit losses.

/s/ Crowe LLP

We have served as the Company's auditor since 2022.

Los Angeles, California

March 12, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of

RBB Bancorp

Los Angeles, California

Opinion on Internal Control over Financial Reporting

We have audited RBB Bancorp’s (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effects of the material weaknesses discussed in the following paragraph, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's report.

●	Material weakness in controls related to infrequent transactions such as the income recognition for the Community Development Financial Institution Equitable Recovery Program award.
●	Material weakness in the Company’s control environment. Specifically, the Company failed to demonstrate a commitment to attract, develop, and retain competent individuals in the area of internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of RBB Bancorp (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the "financial statements") and our report dated March 12, 2024 expressed an unqualified opinion. We considered the material weaknesses identified above in determining the nature, timing, and extent of audit procedures applied in our audit of the 2023 financial statements, and this report on Internal Control over Financial Reporting does not affect such report on the financial statements.

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

March 12, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

RBB Bancorp and Subsidiaries

Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of RBB Bancorp and Subsidiaries (the Company) for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, these financial statements present fairly, in all material respects, the results of operations and cash flows of RBB Bancorp and Subsidiaries for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Laguna Hills, California

March 12, 2024

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands, except for share data)

	2023	2022
Assets
Cash and due from banks	$431,373	$83,548
Interest-earning deposits in other financial institutions	600	600
Securities:
Available for sale	318,961	256,830
Held to maturity (fair value of $5,097 and $5,563 at December 31, 2023 and December 31, 2022)	5,209	5,729
Mortgage loans held for sale	1,911	—
Loans held for investment	3,031,319	3,336,970
Unaccreted discount on acquired loans	(970)	(1,238)
Deferred loan costs, net	1,512	717
Total loans, net of deferred loan costs and unaccreted discounts on acquired loans	3,031,861	3,336,449
Allowance for loan losses	(41,903)	(41,076)
Total loans held for investment, net	2,989,958	3,295,373

Premises and equipment, net	25,684	27,009
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Net deferred tax assets	15,765	16,977
Cash surrender value of bank owned life insurance (BOLI)	58,719	57,310
Goodwill	71,498	71,498
Servicing assets	8,110	9,521
Core deposit intangibles	2,795	3,718
Right-of-use assets - operating leases	29,803	25,447
Accrued interest and other assets	50,639	50,498
Total assets	$4,026,025	$3,919,058
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$539,621	$798,741
Savings, NOW and money market accounts	632,729	615,339
Time deposits $250,000 and under	1,190,821	837,369
Time deposits over $250,000	811,589	726,234
Total deposits	3,174,760	2,977,683

Reserve for unfunded commitments	640	1,157
FHLB advances	150,000	220,000
Long-term debt, net of issuance costs	119,147	173,585
Subordinated debentures (net of unamortized valuation reserve of $2,589 and $2,807 at December 31, 2023 and December 31, 2022)	14,938	14,720
Lease liabilities - operating leases	31,191	26,523
Accrued interest and other liabilities	24,089	20,827
Total liabilities	3,514,765	3,434,495

Commitments and contingencies - Note 13

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 18,609,179 shares issued and outstanding at December 31, 2023 and 18,965,776 shares issues and outstanding at December 31, 2022	271,925	276,912
Additional paid-in capital	3,623	3,361
Retained earnings	255,152	225,883
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(19,512)	(21,665)
Total shareholders’ equity	511,260	484,563
Total liabilities and shareholders’ equity	$4,026,025	$3,919,058

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31,

(In thousands, except share and per share data)

	2023	2022	2021
Interest and dividend income:
Interest and fees on loans	$194,264	$171,099	$141,569
Interest on interest-earning deposits	10,746	1,353	552
Interest on investment securities	14,028	6,084	3,379
Dividend income on FHLB stock	1,125	938	869
Interest on federal funds sold and other	985	1,496	694
Total interest and dividend income	221,148	180,970	147,063
Interest expense:
Interest on savings deposits, NOW and money market accounts	12,205	5,561	2,786
Interest on time deposits	76,837	13,338	9,170
Interest on subordinated debentures and long-term debt	9,951	9,645	8,999
Interest on other borrowed funds	2,869	2,872	1,765
Total interest expense	101,862	31,416	22,720
Net interest income before provision for credit losses	119,286	149,554	124,343
Provision for credit losses	3,362	4,935	3,959
Net interest income after provision for credit losses	115,924	144,619	120,384
Noninterest income:
Service charges and fees	4,172	4,145	4,524
Loan servicing fees, net of amortization	2,576	2,209	684
Increase in cash surrender value of BOLI	1,409	1,322	1,067
Gain on sale of loans	374	1,895	9,991
Gain on sale of fixed assets	32	757	—
Other income	6,455	924	2,479
Total noninterest income	15,018	11,252	18,745
Noninterest expense:
Salaries and employee benefits	37,795	35,488	33,568
Occupancy and equipment expenses	9,629	9,092	8,691
Data processing	5,326	5,060	4,474
Legal and professional	8,198	5,383	3,773
Office expenses	1,512	1,438	1,197
Marketing and business promotion	1,132	1,578	1,157
Insurance and regulatory assessments	3,165	1,850	1,561
Core deposit premium amortization	923	1,086	1,121
Other expenses	3,016	3,551	2,650
Total noninterest expense	70,696	64,526	58,192
Net income before income taxes	60,246	91,345	80,937
Income tax expense	17,781	27,018	24,031
Net income	$42,465	$64,327	$56,906

Net income per share
Basic	$2.24	$3.37	$2.92
Diluted	2.24	3.33	2.86

Weighted-average common shares outstanding
Basic	18,965,346	19,099,509	19,423,549
Diluted	18,985,233	19,332,639	19,834,306

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31,

(In thousands)

	2023	2022	2021
Net income	$42,465	$64,327	$56,906

Other comprehensive income/(loss):
Unrealized gains/(losses) on securities available for sale	3,149	(28,905)	(3,957)
Related income tax effect	(996)	8,896	1,172
Total other comprehensive income/(loss)	2,153	(20,009)	(2,785)

Total comprehensive income	$44,618	$44,318	$54,121

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(In thousands, except share data)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Income (Loss)	Total
Balance at January 1, 2021	19,565,921	$284,261	$4,932	$138,094	$72	$1,129	$428,488
Net income	—	—	—	56,906	—	—	56,906
Stock-based compensation, net	—	—	1,086	—	—	—	1,086
Restricted stock granted	60,000	—	—	—	—	—	—
Restricted stock vested	—	425	(425)	—	—	—	—
Cash dividends on common stock ($0.51 per share)	—	—	—	(9,947)	—	—	(9,947)
Stock options exercised	302,745	4,465	(990)	—	—	—	3,475
Repurchase of common stock	(473,122)	(6,816)	—	(3,724)	—	—	(10,540)
Other comprehensive loss, net of taxes	—	—	—	—	—	(2,785)	(2,785)
Balance at December 31, 2021	19,455,544	$282,335	$4,603	$181,329	$72	$(1,656)	$466,683
Cumulative effect of change in accounting principle related to ASC 326 (1)	—	—	—	(2,204)	—	—	(2,204)
Net income	—	—	—	64,327	—	—	64,327
Stock-based compensation, net	—	—	848	—	—	—	848
Restricted stock cancelled	(40,000)	—	—	—	—	—	—
Restricted stock vested	—	355	(355)	—	—	—	—
Restricted stock unit vested	7,450	202	(202)	—	—	—	—
Cash dividends on common stock ($0.56 per share)	—	—	—	(10,736)	—	—	(10,736)
Stock options exercised	445,308	7,009	(1,533)	—	—	—	5,476
Repurchase of common stock	(902,526)	(12,989)	—	(6,833)	—	—	(19,822)
Other comprehensive loss, net of taxes	—	—	—	—	—	(20,009)	(20,009)
Balance at December 31, 2022	18,965,776	$276,912	$3,361	$225,883	$72	$(21,665)	$484,563
Net income	—	—	—	42,465	—	—	42,465
Stock-based compensation, net	—	—	750	—	—	—	750
Restricted stock unit vested	20,374	391	(391)	—	—	—	—
Cash dividends on common stock ($0.64 per share)	—	—	—	(12,163)	—	—	(12,163)
Stock options exercised	19,403	392	(97)	—	—	—	295
Repurchase of common stock	(396,374)	(5,770)	—	(1,033)	—	—	(6,803)
Other comprehensive income, net of taxes	—	—	—	—	—	2,153	2,153
Balance at December 31, 2023	18,609,179	$271,925	$3,623	$255,152	$72	$(19,512)	$511,260

(1) Represents the impact of the adoption of Accounting Standards Update ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) on January 1, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(In thousands)

	2023	2022	2021
Operating activities
Net income	$42,465	$64,327	$56,906
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization of premises and equipment	2,018	2,022	1,943
Net accretion of discount for securities, loans, deposits, and other	(5,396)	(432)	(191)
Unrealized (gain)/loss on equity securities	(24)	—	360
Amortization of investment in affordable housing tax credits	1,127	1,053	1,037
Amortization of intangible assets	2,568	3,853	6,347
Reversal of an impairment allowance on mortgage servicing rights	—	—	(417)
Amortization of right-of-use asset	5,042	5,145	5,245
Change in operating lease liabilities	(4,730)	(4,897)	(5,058)
Provision for credit losses	3,362	4,935	3,959
Stock-based compensation, net	750	848	1,086
Deferred tax expense/(benefit)	216	(2,249)	(1,093)
Gain on sale of loans	(374)	(1,895)	(9,991)
Gain on sale of OREO	(134)	—	—
Gain on sale of fixed assets	(32)	(757)	—
Increase in cash surrender value of BOLI	(1,409)	(1,322)	(1,067)
Loans originated and purchased for sale, net	(15,058)	(39,152)	(161,972)
Proceeds from loans sold	18,743	60,170	305,337
Other items	2,158	2,163	(256)
Net cash provided by operating activities	51,292	93,812	202,175
Investing activities
Securities available for sale:
Purchases	(694,210)	(402,656)	(603,836)
Maturities, repayments and calls	640,993	485,796	442,056
Securities held to maturity:
Maturities, repayments and calls	500	500	900
Redemption of Federal Home Loan Bank stock	—	—	641
Purchase of Federal Home Loan Bank stock and other equity securities, net	(479)	(2,608)	(5,839)
Net increase of investment in qualified affordable housing projects	(279)	(227)	(763)
Net decrease/(increase) in loans	296,693	(411,316)	(315,551)
Proceeds from sales of OREO	711	—	—
Purchase of bank owned life insurance	—	—	(19,800)
Net cash received in connection with acquisition	—	71,352	—
Proceeds from sale of fixed assets	32	1,053	—
Purchases of premises and equipment	(652)	(2,065)	(1,989)
Net cash provided by/(used in) investing activities	243,309	(260,171)	(504,181)
Financing activities
Net (decrease)/increase in demand deposits and savings accounts	(241,730)	(886,712)	870,803
Net increase/(decrease) in time deposits	438,625	397,329	(120,178)
Advances from Federal Home Loan Bank	80,000	570,000	—
Repayment of Federal Home Loan Bank borrowings	(150,000)	(500,000)	—
Cash dividends paid	(12,163)	(10,736)	(9,947)
Redemption of subordinated notes	(55,000)	—	(50,000)
Issuance of subordinated notes, net of issuance costs	—	—	118,111
Common stock repurchased, net of repurchased costs	(6,803)	(19,822)	(10,540)
Exercise of stock options	295	5,476	3,475
Net cash provided by/(used in) financing activities	53,224	(444,465)	801,724
Net increase/(decrease) in cash and cash equivalents	347,825	(610,824)	499,718
Cash and cash equivalents at beginning of period	83,548	694,372	194,654
Cash and cash equivalents at end of period	$431,373	$83,548	$694,372
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$93,721	$29,734	$22,507
Taxes paid	21,389	24,019	25,786
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	—	142	—
Loans transfer to held for sale, net	5,254	13,166	89,368
Additions to servicing assets	234	771	2,361
Recognition of operating lease right-of-use assets	(9,398)	(8,138)	(27,699)
Recognition of operating lease liabilities	9,398	8,138	27,699
Acquisition:
Assets acquired, net of cash received	—	8,183	—
Liabilities assumed	—	81,790	—
Cash receipts	—	(71,040)	—
Goodwill	—	2,255	—

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION

RBB Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly owned banking subsidiaries, Royal Business Bank (“Bank”) and RBB Asset Management Company (“RAM”), collectively referred to herein as “the Company.” RBB Bancorp was formed in January 2011 as a bank holding company and RAM was formed in 2012 to hold and manage problem assets acquired in business combinations. When we refer to “we”, “us”, “our”, or the “Company”, we are referring to RBB Bancorp and its consolidated subsidiaries including the Bank, collectively. When we refer to the “parent company”, “Bancorp”, or the “holding company”, we are referring to RBB Bancorp, the parent company, on a stand-along basis.

At December 31, 2023, the Company had total assets of $4.0 billion, gross consolidated loans (held for investment and held for sale) of $3.0 billion, total deposits of $3.2 billion and total shareholders' equity of $511.3 million.

The Bank provides business-banking products and services predominantly to the Asian-American communities through full service branches located in Los Angeles County, Orange County and Ventura County in California, in the Las Vegas, Nevada and New York City metropolitan areas, Chicago (Illinois), Edison (New Jersey) and Honolulu (Hawaii). The products and services include commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts, including specialized services such as remote deposit, E-banking, and mobile banking. The Bank acquired the Honolulu, Hawaii branch (the “Hawaii Branch”) from Bank of the Orient (“BOTO”) on January 14, 2022.

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

The Company generates its revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities. The Company also derives income from noninterest sources, such as fees received in connection with various lending and deposit services, loan servicing, gain on sales of loans and wealth management services. The Company’s principle expenses include interest expense on deposits and other long-term debt, and operating expenses, such as salaries and employee benefits, occupancy and equipment, data processing, and income tax expense.

The Company completed six whole bank acquisitions and one branch acquisition from July 2011 through January 2022. All of the Company’s acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates. The Company previously disclosed that, on December 28, 2021, it entered into a definitive agreement to acquire Gateway Bank F.S.B. (“Gateway”) in an all cash transaction, subject to certain terms and conditions. On  September 28, 2023, the Company announced that it and Gateway have mutually agreed to terminate the definitive agreement, effective as of September 28, 2023. Neither party has or will have any liability or pay any penalty to the other party as a result of the termination, and each party has released the other from any and all claims related to the definitive agreement or the transactions contemplated by the definitive agreement.

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

Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of RBB Bancorp and its wholly-owned subsidiaries RBB and RAM. All significant intercompany transactions have been eliminated.

RBB Bancorp has no significant business activity other than its investments in the Bank and in RAM. However, through our whole bank acquisition activity, we have acquired three statutory business trusts: TFC Statutory Trust, FAIC Statutory Trust and PGB Capital Trust I. These trusts issued trust preferred securities representing undivided preferred beneficial interests in the assets of these trusts. The proceeds of these trust preferred securities were invested in certain securities issued by the entities we have acquired, with similar terms to the relevant series of securities issued by these trusts, which we refer to as subordinated debentures, and are included in Tier 2 capital.

The parent company only condensed financial information on RBB Bancorp is provided in Note 22.

In connection with the 2018 acquisition of First American International Corp (“FAIC”), the Company acquired FAIB Capital Corp. (“FAICC”), a real estate investment trust formed on August 28, 2013 as a New York State corporation, which operates as a wholly-owned subsidiary of the Bank.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It is reasonably possible that these estimates could change as actual results could differ from those estimates. The allowance for credit losses, realization of deferred tax assets, the valuation of goodwill and other intangible assets, other derivatives, and the fair value measurement of financial instruments are particularly subject to change and such change could have a material effect on the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, term federal funds sold and interest-bearing deposits in other financial institutions with original maturities of less than 90 days. Net cash flows are reported for customer loan and deposit transactions and interest-bearing deposits in other financial institutions.

Cash and Due from Banks

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. There were no reserves required to be held as of December 31, 2023 and 2022. The Company maintains amounts in due from bank accounts, which may exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized on the level-yield method to the earlier of the maturity date or call date of the underlying securities. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Prior to January 1, 2022, management evaluated debt securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considered the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assessed whether it intended to sell, or it was more likely than not that it would be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell was met, the entire difference between amortized cost and fair value was recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment was split into two components as follows; OTTI related to credit loss, which must be recognized in the income statement and; OTTI related to other factors, which was recognized in other comprehensive income. The credit loss was defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Effective January 1, 2022, upon the adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), the Company accounts for credit losses on available for sale securities in accordance with ASC 326-30. Debt securities are measured at fair value and subject to impairment testing. When a debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit loss by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value change. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, then the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, then the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, then a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss).

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $919,000 and $759,000 at December 31, 2023 and 2022, and is excluded from the estimate of credit losses.

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $43,000 and $51,000 at December 31, 2023 and 2022, and is excluded from the estimate of credit losses.

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

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Allowance for Credit Losses - Loans

Effective January 1, 2022, upon the adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), the Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination. The allowance for credit losses (“ACL”) is maintained at a level deemed appropriate by management to provide for expected credit losses in the loan portfolio as of the date of the consolidated balance sheet. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company has elected to utilize a DCF approach for all segments except for consumer loans and loans to non-depository financial institutions, which use a remaining life approach.

The Company’s DCF methodology incorporates a probability of default, loss given default and exposure at default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. The Company uses both internal and external qualitative factors within the current expected credit losses (“CECL”) model including: lending policies, procedures, and strategies; changes in nature and volume of the portfolio; credit and lending personnel experience; changes in volume and trends in classified loans, delinquencies, and nonaccrual; concentration risk; collateral values; regulatory and business environment; loan review results; and economic conditions. The Company determines the weighting of the qualitative factors based on management’s ability to directly control or influence the level of risk exposure. The factors related to economic conditions, collateral values, and the regulatory and business environment were assigned a higher allocation, and the remaining factors related to internal conditions received a lower allocation. Management further estimates the allowance balance required using past loan loss experience from peers with similar portfolio sizes and geographic locations to the Company, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The Company’s CECL methodology utilizes a four-quarter reasonable and supportable forecast period, and a four-quarter reversion period. The Company is using the Federal Open Market Committee to obtain forecasts for the unemployment rate, while reverting to a long-run average of each considered economic factor.

The Company records a liability for lifetime expected credit losses on off-balance-sheet credit exposure that do not fit the definition of unconditionally cancelable in accordance with ASC 326. The Company uses the loss rate and exposure of default framework to estimate a reserve for unfunded commitments. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default.

The Company assesses expected credit losses for individual instruments that have different risk characteristics than those that are evaluated on a collective (pooled) basis, in accordance with ASC 326. An individual analysis will provide a specific reserve for instruments involved with fair market value of collateral or present value of future cash flow. In such a manner, the Bank performs individual analysis on loans that are 90 or more days past due, on non-accrual status or modified loans. Credit losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income.

The Company adopted ASU 2022-02, Financial Instruments—Credit Losses (Topic 326), effective January 1, 2023. Upon adoption, the Company evaluates all receivable modifications under ASC 310 to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. The Company no longer considers renewals, modifications, or extensions resulting from reasonably expected troubled debt restructurings (“TDRs”) when calculating the allowance for credit losses under ASC 326. The post-modification effective interest rate is used to calculate the allowance for credit losses when the DCF method is applied.

Allowance for Loan Losses (prior to January 1, 2022)

Prior to the Company's adoption of ASC 326, Financial Instruments—Credit Losses, on January 1, 2022, the Company maintained an allowance for loan losses (“ALL”) in accordance with ASC 450, Contingencies, and ASC 310, Receivables. The ALL was a valuation allowance for probable incurred credit losses. Loan losses were charged against the allowance when management believed the uncollectibility of a loan balance was confirmed. Subsequent recoveries, if any, were credited to the allowance. Management estimated the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, economic conditions, and other factors. Allocations of the allowance may have been made for specific loans, but the entire allowance was available for any loan that, in management's judgment, should be charged-off. Amounts were charged-off when available information confirmed that specific loans or portions thereof, were uncollectible. This methodology for determining charge-offs was consistently applied to each segment.

Servicing Rights

Servicing rights are established as an intangible asset when mortgage loans and SBA loans are sold with servicing retained and they are initially recorded at fair value with the income statement effect recorded in the gain on sale of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Quarterly impairment is based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a charge to income to establish a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. The estimated fair value of the servicing rights is obtained through independent third party valuations based on an analysis of future cash flows, incorporating key assumptions including discount rates, prepayment speeds and interest rates.

Servicing fee income, which is reported on the income statement as loan servicing fees, net of amortization, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of the mortgage and SBA servicing rights is offset against loan servicing fee income and reported as a net amount in the consolidated income statement.

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

Gains on sale of mortgage loans totaled $112,000, $1.2 million, and $7.9 million, and gains on sale of SBA loans totaled $262,000, $696,000, and $2.1 million in 2023, 2022, and 2021, respectively.

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

Operating Lease ROU Assets and Lease Liabilities

Operating lease Right-of-Use (“ROU”) assets and lease liabilities are included in other assets and other liabilities, respectively, on the Company’s consolidated balance sheet. The ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  The lease terms include periods covered by options to extend or terminate the lease depending on whether the Company is reasonably certain to exercise such options.  The Company uses its incremental borrowing rate to determine the present value of its lease liabilities.

The ROU asset, at adoption of ASU 2016-02, Leases (Topic 842), was recorded at the amount of the lease liability plus any prepaid rent and initial direct costs, less any lease incentives and accrued rent. Upon adoption of this Topic on January 1, 2021, the Company elected the package of practical expedients that permits the Company to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected all of the new standard’s available transition practical expedients, including the short-term lease recognition exemption that includes not recognizing ROU assets or lease liabilities for existing short-term leases, and the practical expedient to not separate lease and non-lease components for all of the Company’s leases.

The Company determines if a contract arrangement is a lease at inception and primarily enters into operating lease contracts for its branch locations, office space, and certain equipment. As part of its property lease agreements, the Company may seek to include options to extend or terminate at lease when it is reasonably certain that the Company will exercise those options. The Company's measurement of the ROU assets and operating lease liabilities does not include payments associated with the option to extend or terminate the lease term unless the Company is reasonably certain to exercise such options then the period will cover the option to extend or terminate. The ROU lease asset also includes any lease payments made and lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company did not possess any leases that have variable lease payments or residual value guarantees as of December 31, 2023.

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

Goodwill and Other Intangible Assets

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions is not amortized, but tested for impairment at least annually. The Company has selected October 1 as the date to perform the annual impairment test. Goodwill amounted to $71.5 million as of December 31, 2023 and 2022, and is the only intangible asset with an indefinite life on the balance sheet. No impairment was recognized on goodwill during 2023 and 2022. Goodwill in the amount of $2.3 million was recognized in conjunction with the acquisition of the Hawaii Branch from BOTO.

After evaluating the prolonged decrease in the Company’s market value, management performed a quantitative goodwill impairment analysis as of September 30, 2023. Management engaged a third-party valuation specialist to assist with the quantitative analysis. The evaluation used two methods to estimate the value of the Company: the market approach and the income approach. The market approach uses pricing information available on publicly traded companies that are similar to the subject company to determine the value of the subject company. Estimates used in the market approach included selecting a representative peer group of institutions, determining the price to tangible book value based on the results of the peer group institutions, and estimating a control premium based on the whole-bank acquisition prices for representative transactions. The income approach is based on the discounted free cash flows of the subject company using projections of future results, and considering future economic forecasts and management’s plans. Estimates used in the income approach include management’s projections of the Company’s income in future periods and an appropriate rate of return that would be required by a market participant. Based on this quantitative analysis, the fair value of the Company exceeds its carrying amount with a passing amount of 9.6% at September 30, 2023. In addition, due to changes in the Company’s projections of income in future periods during the fourth quarter of 2023 resulting from the current economic environment, at December 31, 2023, management performed certain calculations and sensitivity analyses related to the quantitative goodwill impairment analysis performed at September 30, 2023 and the current information. Based on this most recent analysis, management concluded that goodwill was also not impaired at December 31, 2023.

Other intangible assets consist of core deposit intangible (“CDI”) assets arising from acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. CDI was recognized in the 2013 acquisition of Los Angeles National Bank, in the 2016 acquisition of TFC Holding Company, in the 2018 acquisition of FAIC and in the 2020 acquisition of PGBH. In January 2022, $729,000 of CDI was recognized in conjunction with the Hawaii Branch purchase from BOTO.

The following table presents changes in the carrying amount of CDI for the periods indicated:

	Year ended December 31,
(dollars in thousands)	2023	2022	2021
Core deposit intangibles
Balance, beginning of year	$10,459	$9,730	$9,730
Acquired from acquisitions	—	729	—
Balance, end of year	$10,459	$10,459	$9,730
Accumulated amortization:
Balance, beginning of year	$6,741	$5,655	$4,534
Amortization	923	1,086	1,121
Balance, end of year	$7,664	$6,741	$5,655
Core deposit intangibles, net	$2,795	$3,718	$4,075

Estimated CDI amortization expense for the next 5 years is as follows:

(dollars in thousands)
Year ending December 31:
2024	$784
2025	672
2026	501
2027	417
2028	297
Thereafter	124
Total	$2,795

Bank Owned Life Insurance

The Company has purchased life insurance policies on a select group of employees and directors. Bank Owned Life Insurance (“BOLI”) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Increases of the cash value of these policies, as well as insurance proceeds received, are recorded in the other noninterest income and are not subject to income tax for as long as they are held for the life of the covered employees and directors.

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

The Company also owns an equity investment in Pacific Coast Banker’s Bank and Atlantic Community Bankers Bank stock. The Company adopted ASU 2016-01 on January 1, 2019, and elected the measurement alternative for measuring equity securities without readily determinable fair values at cost less impairment, plus or minus observable price changes in orderly transactions.

As of December 31, 2023, the Company had several equity investments without readily determinable fair values in the amount of $22.3 million, and $22.2 million at December 31, 2022. There were no impairment charges in 2023 or 2022. There was a $360,000 impairment charge in 2021.

Stock-Based Compensation

The Company currently recognizes stock-based compensation based on the grant date fair value of equity awards, including stock options, restricted stock units and restricted stock, which have been granted to employees. The expense related to equity-based awards granted to directors or other qualified non-employee awardees is recognized as other noninterest expense.

Stock option compensation expense is calculated based on the fair value of the award at the grant date for those options expected to vest and is recognized as an expense over the vesting period of the grant using the straight-line method. The Company uses the Black-Scholes option-pricing model to estimate the value of granted stock options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of the Company’s stock, expected dividends on the stock and a risk-free interest rate. The Company estimates the expected volatility based on the Company’s historical stock prices for the period corresponding to the expected life of the stock options. Restricted stock and restricted stock units are valued based on the closing price of the Company’s stock on the date of the grant. Stock-based compensation expense is recognized over the period which an employee is required to provide services in exchange for the award, generally defined as the vesting period. When the options are exercised, the Company’s policy is to issue new shares of stock. The Company’s accounting policy is to recognize forfeitures as they occur.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.

The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for income taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Tax effects from an uncertain tax position are recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense.

Under ASC 740, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of the Company's deferred tax assets will not be realized. The Company's policy is to evaluate the deferred tax assets on a quarterly basis and record a valuation allowance for the Company's deferred tax assets if there is not sufficient positive evidence available to demonstrate utilization of the Company's deferred tax assets. Initial setup or an increase to deferred tax asset valuation allowance would be charged to income tax expense that would negatively impact our earnings.

Retirement Plans

The Company established a 401(k) plan in 2010. The Company contributed $707,000, $594,000, and $532,000 in 2023, 2022 and 2021, respectively.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of taxes.

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

ASC 815, Derivatives and Hedging, provides that IRLCs on mortgage loans that will be held for resale are derivatives and must be accounted for at fair value on the balance sheet. ASC 820, Fair Value Measurements and Disclosures, specifies how these derivatives are to be valued. Commitments to originate mortgage loans to be held for investment and other types of loans are generally not derivatives. The Company has elected to account for these obligations at fair value.

Forward Mortgage Loan Sale Contracts (“FMLSC”) are utilized to avoid interest rate risk at the time an interest rate lock commitment is made to the buyer. The Company is subject to interest rate and price risk on its mortgage loans held for sale from the loan funding date until the date the loan is sold. Best efforts commitments which fix the forward sales price that will be realized in the secondary market are used to eliminate the interest rate and price risk to the Company. To avoid interest rate risk, the Company will enter into FMLSCs at the time they make an interest rate lock commitment to the buyer. The buyer can enter into mortgage loan sales commitments on a “mandatory” or “best efforts” basis. Mandatory commitments provide that the loan must be delivered or the commitment be “paired off.” In general, best efforts commitments provide that the loan be delivered if and when it closes. Forward commitments, also known as forward loan sales commitments, are considered derivatives under ASC Topic 815, Derivatives and Hedging, because they meet all of the following criteria:

●	They have a specified underlying (the contractually specified price for the loans);
●	They have a notional amount (the committed loan principal amount);
●	They require little or no initial net investment; and
●	They require or permit net settlement as the institution via a pair-off transaction or the payment of a pair-off fee.

See Note 18 for more information and disclosures relating to the Company's derivatives.

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

See Note 18 for more information and disclosures relating to the Company's fair value measurements.

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

Recent Accounting Pronouncements

Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instrument (Topic 326), including subsequent amendments to this ASU. This ASU changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the “incurred loss” approach with an “expected loss” model. The new model, referred to as the CECL model, applies to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held to maturity securities, loan commitments, and financial guarantees. For available for sale (“AFS”) debt securities with unrealized losses, losses will be recognized as allowances rather than reductions in the amortized cost of the securities. ASU 2016-13 also expands the disclosure requirements regarding an entity's assumptions, models, and methods for estimating the allowance for credit losses. In addition, entities are required to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The Company retroactively adopted CECL to January 1, 2022 as the Company’s emerging growth company status expired as of December 31, 2022. A one-time cumulative adjustment of $2.1 million was made to the Company’s ACL, which was recorded through retained earnings upon adoption of ASU 2016-13 as of January 1, 2022.

The following table sets forth the cumulative effect of the changes to the Company's consolidated balance sheets at January 1, 2022, for the adoption of ASU 2016-13:

		Adjustments
		due to
	Balance at	Adoption of	Balance at
(dollars in thousands)	December 31, 2021	ASC 326	January 1, 2022
Assets:
Allowance for credit losses on loans	$32,912	$2,135	$35,047
Deferred tax assets	4,855	977	5,832
Liabilities:
Reserve for unfunded commitments	$1,203	$1,045	$2,248
Stockholders' equity:
Retained earnings, net of tax	$181,329	$(2,204)	$179,125

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three-year period the day-one adverse regulatory capital effects of ASU 2016-13. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provided banking organizations that adopted CECL in the 2020 an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the novel coronavirus disease 2019 (“COVID-19”) pandemic. As a result, entities that adopted CECL in 2020 had the option to gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. For entities who adopted CECL after 2020, the three-year phase-in transition provision is available if any entity experiences a reduction in retained earnings due to CECL adoption as of the beginning of the fiscal year in which the institution adopts CECL and makes an election to use this phase-in option. Effective January 1, 2022, the Company adopted ASU 2016-13, reflected the full effect of CECL at December 31, 2022, and did not elect the three-year CECL phase-in option on regulatory capital.

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

In February 2020, the FASB issued ASU 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842) (SEC Update). This is an amendment to add the SEC Staff guidance on CECL) to the FASB codification. It contains guidance on what the SEC would expect the Company to perform and document when measuring and recording its allowance for credit losses for financial assets recorded at amortized cost. The Company implemented CECL on January 1, 2022. Upon adoption of CECL, the Company recorded a $2.1 million transition adjustment for the allowance for credit losses through retained earnings.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as Secured Overnight Financing Rate (“SOFR”). This pronouncement is applicable to all companies with contracts or hedging relationships that reference an interest rate that is expected to be discontinued. The ASU provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that are expected to be discontinued. Companies can apply the ASU immediately. However, the guidance will only be available for a limited time. The optional relief generally does not apply to contract modifications made, sales and transfers of HTM debt securities, and hedging relationships entered into or evaluated after December 31, 2022. The guidance was effective upon issuance and generally can be applied through December 31, 2022. In December 2022, the FASB issued 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The LIBOR termination date was June 30, 2023. The Company converted all loans indexed under LIBOR to CME Term SOFR with relevant spread adjustment as the alternative reference rate beginning on and after  July 3, 2023. No LIBOR indexed loans are being originated. The Company has several issuances of LIBOR based long-term debt and subordinated debentures. Refer to Notes 9 and 10 of the Company’s consolidated financial statements included in this Annual Report.

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities, to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance as if the acquirer had originated the contract. That is, such acquired contracts will not be measured at fair value. The Update is effective for public companies in fiscal years starting after December 15, 2022. The Company adopted ASU 2021-08 on January 1, 2023 and the adoption did not have a material impact on the Company's consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326). The standard addresses the following: 1) eliminates the accounting guidance for TDRs, and will require an entity to determine whether a modification results in a new loan or a continuation of an existing loan, 2) expands disclosures related to modifications, and 3) will require disclosure of current period gross write-offs of financing receivables within the vintage disclosures table. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years and are applied prospectively, except with respect to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method. Early adoption of the amendments in this ASU is permitted. An entity may elect to early adopt the amendments regarding TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company adopted ASU 2022-02 on January 1, 2023 and see Note 5 for the disclosure impact.

Recently Issued; Not Yet Effective

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

In  March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323). This Update permits reporting entities to elect to account for their tax equity investments using the proportional amortization method if certain conditions are met. It requires that a liability be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. The reporting entity needs to disclose the nature of its tax equity investments and the effect of its tax equity investments on its financial position and results of operations. ASU 2023-02 will be effective for the Company in fiscal years beginning after  December 15, 2023, including interim periods within those fiscal years. Adoption of ASU 2023-02 is not expected to have a material impact on the Company's consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. This pronouncement amends the FASB Accounting Standards Codification to reflect updates and simplifications to certain disclosure requirements referred to the FASB by the SEC in 2018, including disclosures for the statement of cash flows, earnings per share, commitments, debt and equity instruments, and certain industry information, among other things. Each amendment is effective when the related disclosure is effectively removed from Regulations S-X or S-K; early adoption is prohibited. All amendments should be applied prospectively. If the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K by June 30, 2027, the pending amendments will be removed and will not become effective for any entity.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This Update enhances the transparency and decision usefulness of income tax disclosures. The amendments in this Update require the following: 1) consistent categories and greater disaggregation of information in the rate reconciliation, and 2) income taxes paid disaggregated by jurisdiction. The amendments in the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. Adoption of ASU 2023-09 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3 – ACQUISITIONS

Completion of Acquisition of Certain Assets and Liabilities of the Honolulu, Hawaii Branch Office of Bank of the Orient

On January 14, 2022, the Company completed the acquisition of the Hawaii Branch from BOTO. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of January 14, 2022. The total fair value of assets acquired approximated $8.5 million, which included $312,000 in cash and cash equivalents, $7.4 million in selected performing loans, $729,000 in core deposit intangible assets and $64,000 in other assets. The total fair value of liabilities assumed was $81.8 million, which included $81.7 million in deposits, $27,000 in certificate of deposit premium, and $90,000 in other liabilities. The Bank received $71.0 million in cash in connection with the acquisition, which represented consideration for the deposits assumed by the Bank, partially offset by the purchase price of the assets acquired and the premium paid.

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

The loan portfolio of the Hawaii branch was recorded at fair value at the date of acquisition with the assistance of a third-party valuation. A valuation of the loan portfolio was performed as of the acquisition date to assess the fair value of the loan portfolio. The loan portfolio was segmented into two groups; loans with credit deterioration and loans without credit deterioration, and then split further by loan type. There were no loans acquired with credit deterioration. The fair value was calculated on an individual loan basis using a DCF analysis. The discount rate utilized was based on a weighted average cost of capital, considering the cost of equity and cost of debt. Also factored into the fair value estimates were loss rates, recovery period and prepayment rates based on industry standards.

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

In determining the fair value of certificates of deposit, a DCF analysis was used, which involved present valuing the contractual payments over the remaining life of the certificates of deposit at market-based interest rates.

Third-party acquisition related expenses are recognized as incurred and continue until the acquired system is converted and operational functions become fully integrated.

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) securities and held to maturity (“HTM”) securities at December 31, 2023 and 2022, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$8,705	$—	$(544)	$8,161
SBA agency securities	13,289	144	(216)	13,217
Mortgage-backed securities: residential	40,507	—	(5,855)	34,652
Collateralized mortgage obligations: residential	94,071	454	(12,198)	82,327
Collateralized mortgage obligations: commercial	69,941	22	(2,664)	67,299
Commercial paper	73,121	—	(16)	73,105
Corporate debt securities	34,800	—	(4,109)	30,691
Municipal securities	12,636	—	(3,127)	9,509
Total	$347,070	$620	$(28,729)	$318,961

Held to maturity
Municipal taxable securities	$501	$3	$—	$504
Municipal securities	4,708	—	(115)	4,593
Total	$5,209	$3	$(115)	$5,097

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$5,012	$—	$(517)	$4,495
SBA agency securities	2,634	—	(223)	2,411
Mortgage-backed securities: residential	44,809	—	(6,752)	38,057
Mortgage-backed securities: commercial	4,887	—	(16)	4,871
Collateralized mortgage obligations: residential	82,759	—	(12,856)	69,903
Collateralized mortgage obligations: commercial	44,591	—	(2,901)	41,690
Commercial paper	49,551	2	(16)	49,537
Corporate debt securities	41,176	1	(4,165)	37,012
Municipal securities	12,669	—	(3,815)	8,854
Total	$288,088	$3	$(31,261)	$256,830

Held to maturity
Municipal taxable securities	$1,003	$7	$(3)	$1,007
Municipal securities	4,726	—	(170)	4,556
Total	$5,729	$7	$(173)	$5,563

There was no sale of investment securities during the years ended December 31, 2023, 2022, and 2021.

At December 31, 2023, we pledged investment securities with a fair value of $95.2 million for certificates of deposit from the state of California. One security with a fair value of $61,000 and $76,000 was pledged to secure a local agency deposit at December 31, 2023 and 2022.

Accrued interest receivable for investment debt securities at December 31, 2023 and 2022 totaled $962,000 and $810,000.

The amortized cost and fair value of the investment securities portfolio as of December 31, 2023 and 2022 are shown by expected maturity below. Mortgage-backed securities are classified in accordance with their estimated average life. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
(dollars in thousands)	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
December 31, 2023
Government agency securities	$—	$—	$8,705	$8,161	$—	$—	$—	$—	$8,705	$8,161
SBA securities	—	—	2,292	2,095	10,997	11,122	—	—	13,289	13,217
Mortgage-backed securities: residential	—	—	11,023	9,986	19,762	16,965	9,722	7,701	40,507	34,652
Collateralized mortgage obligations: residential	18	17	36,876	35,758	57,177	46,552	—	—	94,071	82,327
Collateralized mortgage obligations: commercial	3,014	3,018	20,296	18,481	46,631	45,800	—	—	69,941	67,299
Commercial paper	73,121	73,105	—	—	—	—	—	—	73,121	73,105
Corporate debt securities	—	—	12,912	12,491	19,249	16,232	2,639	1,968	34,800	30,691
Municipal securities	—	—	—	—	—	—	12,636	9,509	12,636	9,509
Total available for sale	$76,153	$76,140	$92,104	$86,972	$153,816	$136,671	$24,997	$19,178	$347,070	$318,961

Municipal taxable securities	$—	$—	$501	$504	$—	$—	$—	$—	$501	$504
Municipal securities	—	—	—	—	2,952	2,873	1,756	1,720	4,708	4,593
Total held to maturity	$—	$—	$501	$504	$2,952	$2,873	$1,756	$1,720	$5,209	$5,097
(dollars in thousands)
December 31, 2022
Government agency securities	$—	$—	$5,012	$4,495	$—	$—	$—	$—	$5,012	$4,495
SBA securities	—	—	2,634	2,411	—	—	—	—	2,634	2,411
Mortgage-backed securities: residential	—	—	13,013	11,598	29,114	24,361	2,682	2,098	44,809	38,057
Mortgage-backed securities: commercial	—	—	4,887	4,871	—	—	—	—	4,887	4,871
Collateralized mortgage obligations: residential	—	—	20,687	19,646	62,072	50,257	—	—	82,759	69,903
Collateralized mortgage obligations: commercial	—	—	16,382	14,644	28,209	27,046	—	—	44,591	41,690
Commercial paper	49,551	49,537	—	—	—	—	—	—	49,551	49,537
Corporate debt securities	3,705	3,706	11,355	10,806	23,454	20,662	2,662	1,838	41,176	37,012
Municipal securities	—	—	—	—	—	—	12,669	8,854	12,669	8,854
Total available for sale	$53,256	$53,243	$73,970	$68,471	$142,849	$122,326	$18,013	$12,790	$288,088	$256,830

Municipal taxable securities	$501	$498	$502	$509	$—	$—	$—	$—	$1,003	$1,007
Municipal securities	—	—	—	—	1,739	1,692	2,987	2,864	4,726	4,556
Total held to maturity	$501	$498	$502	$509	$1,739	$1,692	$2,987	$2,864	$5,729	$5,563

The securities that were in an unrealized loss position at December 31, 2023, and December 31, 2022, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 2 Summary of Significant Accounting Policies - Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities. At December 31, 2023 and 2022, there was no reserve of credit losses on the HTM securities portfolio.

Based on the Company’s review of its debt securities in an unrealized loss position, the Company concluded the unrealized losses were due to non-credit factors primarily attributed to yield curve movement, together with widened liquidity spreads. The issuers have not, to the Company's knowledge, established any cause for default on these securities. All the securities that the Company owned were investment grade at December 31, 2023. At December 31, 2023, unrealized losses of $28.7 million comprised of $18.1 million, or 62.8%, residential mortgage-backed securities and collateralized mortgage obligations, $4.1 million, or 14.3%, corporate debt securities, $3.1 million, or 10.9%, municipal securities, $2.7 million, or 9.3%, commercial collateralized mortgage obligations, and $760,000, or 2.6%, government agency securities and SBA securities. The Company expects to recover the amortized cost basis of its securities and has no present intent to sell and will not be required to sell securities that have declined below their cost before their anticipated recovery based on the Company’s current financial condition.

The following tables show the related fair value and the gross unrealized losses of the Company's investment securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2023, and December 31, 2022:

	Less than Twelve Months		Twelve Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Government agency securities	$4,238	$(72)	$3,923	$(472)	$8,161	$(544)
SBA securities	5,102	(18)	2,094	(198)	7,196	(216)
Mortgage-backed securities: residential	—	—	34,652	(5,855)	34,652	(5,855)
Collateralized mortgage obligations: residential	2,597	(37)	60,275	(12,161)	62,872	(12,198)
Collateralized mortgage obligations: commercial	18,463	(70)	35,077	(2,594)	53,540	(2,664)
Commercial paper (1)	53,211	(16)	—	—	53,211	(16)
Corporate debt securities	—	—	30,691	(4,109)	30,691	(4,109)
Municipal securities	—	—	9,509	(3,127)	9,509	(3,127)
Total available for sale	$83,611	$(213)	$176,221	$(28,516)	$259,832	$(28,729)

Municipal securities	$1,397	$(19)	$3,196	$(96)	$4,593	$(115)
Total held to maturity	$1,397	$(19)	$3,196	$(96)	$4,593	$(115)
(1)	The Company held $19.9 million of commercial paper where the recorded value and fair value are equal as of December 31, 2023.

	Less than Twelve Months		Twelve Months or More		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Government agency securities	$354	$(24)	$4,141	$(493)	$4,495	$(517)
SBA securities	2,411	(223)	—	—	2,411	(223)
Mortgage-backed securities: residential	5,535	(362)	32,522	(6,390)	38,057	(6,752)
Mortgage-backed securities: commercial	4,871	(16)	—	—	4,871	(16)
Collateralized mortgage obligations: residential	27,050	(1,842)	39,815	(11,014)	66,865	(12,856)
Collateralized mortgage obligations: commercial	18,741	(790)	22,949	(2,111)	41,690	(2,901)
Commercial paper (1)	39,624	(16)	—	—	39,624	(16)
Corporate debt securities	22,977	(1,843)	10,330	(2,322)	33,307	(4,165)
Municipal securities	—	—	8,854	(3,815)	8,854	(3,815)
Total available for sale	$121,563	$(5,116)	$118,611	$(26,145)	$240,174	$(31,261)

Municipal taxable securities	$498	$(3)	$—	$—	$498	$(3)
Municipal securities	4,556	(170)	—	—	4,556	(170)
Total held to maturity	$5,054	$(173)	$—	$—	$5,054	$(173)
(1)	The Company held $9.9 million of commercial paper where the recorded value and fair value are equal as of December 31, 2022.

NOTE 5 - LOANS AND ALLOWANCE FOR CREDIT LOSSES - LOANS

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

The types of loans in the Company's consolidated balance sheets as of December 31, 2023, and December 31, 2022 were as follows:

(dollars in thousands)	2023	2022
Loans: (1)
Construction and land development	$181,469	$276,876
Commercial real estate (2)	1,167,857	1,312,132
Single-family residential mortgages	1,487,796	1,464,108
Commercial and industrial	130,096	201,223
SBA	52,074	61,411
Other loans	12,569	20,699
Total loans (1)	$3,031,861	$3,336,449
Allowance for loan losses	(41,903)	(41,076)
Total loans, net	$2,989,958	$3,295,373
(1)	net of discounts on acquired loans and deferred fees and costs
(2)	includes non-farm & non-residential real estate loans, multifamily resident and 1-4 family single-family residential loan for a business purpose

A summary of the changes in the ACL for the years indicated follows:

(dollars in thousands)	2023			2022			2021 (1)
	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses
Beginning balance	$41,076	$1,156	$42,232	$32,912	$1,203	$34,115	$29,337	$1,383	$30,720
ASU 2016-13 transition adjustment	—	—	—	2,135	1,045	3,180	—	—	—
Adjusted beginning balance	$41,076	$1,156	$42,232	$35,047	$2,248	$37,295	$29,337	$1,383	$30,720
Provision/(reversal) for credit losses	3,878	(516)	3,362	6,027	(1,092)	4,935	3,959	(180)	3,779
Less loans charged-off	(3,194)	—	(3,194)	(256)	—	(256)	(627)	—	(627)
Recoveries on loans charged-off	143	—	143	258	—	258	243	—	243
Ending balance	$41,903	$640	$42,543	$41,076	$1,156	$42,232	$32,912	$1,203	$34,115

(1) Reserve was under the ALL method in accordance with ASC 450 and ASC 310.

The following tables present the activity in the ALL by portfolio segment for the years ended December 31, 2023 and 2022:

(dollars in thousands)
December 31, 2023	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:
Beginning of year	$2,638	$17,657	$17,640	$1,804	$621	$716	$41,076
(Reversals)/provisions for credit losses	(1,279)	2,626	2,570	(458)	636	(217)	3,878
Charge-offs	(140)	(2,537)	(93)	—	(62)	(362)	(3,194)
Recoveries	—	80	—	2	1	60	143
Ending allowance balance	$1,219	$17,826	$20,117	$1,348	$1,196	$197	$41,903

(dollars in thousands)
December 31, 2022	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:
Beginning of year	$4,150	$16,603	$7,839	$2,813	$980	$527	$32,912
ASU 2016-13 Transition Adjustment	314	(2,662)	3,960	(188)	(416)	1,127	2,135
Adjusted beginning balance	$4,464	$13,941	$11,799	$2,625	$564	$1,654	$35,047
(Reversals)/provisions for credit losses	(1,826)	3,716	5,841	(818)	(156)	(730)	6,027
Charge-offs	—	—	—	(5)	(14)	(237)	(256)
Recoveries	—	—	—	2	227	29	258
Ending allowance balance	$2,638	$17,657	$17,640	$1,804	$621	$716	$41,076

The following table presents the activity in the ALL by portfolio segment for the year ended December 31, 2021, prior to the adoption of ASU 2016-13:

(dollars in thousands)
December 31, 2021	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:
Beginning of year	$2,472	$13,719	$8,486	$3,690	$927	$43	$29,337
Provisions/(reversals)	1,678	2,951	(647)	(533)	53	457	3,959
Charge-offs	—	(67)	—	(501)	—	(59)	(627)
Recoveries	—	—	—	157	—	86	243
Ending allowance balance	$4,150	$16,603	$7,839	$2,813	$980	$527	$32,912

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

The following tables summarize the Company's loan held for investment as of December 31, 2023 and 2022 by loan portfolio segments, risk ratings and vintage year. The vintage year is the year of origination, renewal or major modification. Revolving loans that are converted to term loans presented in the table below are excluded from the term loans by vintage year columns.

(dollars in thousands)	Term Loan by Vintage
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:
Construction and land development
Pass	$127,602	$25,880	$12,168	$3,919	$192	$32	$—	$—	$169,793
Special mention	—	—	11,676	—	—	—	—	—	11,676
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$127,602	$25,880	$23,844	$3,919	$192	$32	$—	$—	$181,469
YTD gross write-offs	$—	$—	$—	$—	$—	$140	$—	$—	$140
Commercial real estate
Pass	$90,126	$423,564	$186,904	$175,650	$94,796	$152,847	$—	$—	$1,123,887
Special mention	—	—	—	—	7,719	4,880	—	—	12,599
Substandard	301	—	—	11,410	2,295	17,365	—	—	31,371
Doubtful	—	—	—	—	—	—	—	—	—
Total	$90,427	$423,564	$186,904	$187,060	$104,810	$175,092	$—	$—	$1,167,857
YTD gross write-offs	$—	$2,078	$—	$459	$—	$—	$—	$—	$2,537
Single-family residential mortgages
Pass	$156,372	$593,539	$239,502	$125,346	$83,002	$265,050	$1,720	$—	$1,464,531
Special mention	—	—	619	—	—	3,855	—	—	4,474
Substandard	—	719	758	4,985	545	11,740	44	—	18,791
Doubtful	—	—	—	—	—	—	—	—	—
Total	$156,372	$594,258	$240,879	$130,331	$83,547	$280,645	$1,764	$—	$1,487,796
YTD gross write-offs	$—	$—	$—	$93	$—	$—	$—	$—	$93
Commercial:
Commercial and industrial
Pass	$1,305	$3,283	$6,281	$2,901	$2,049	$4,700	$99,339	$—	$119,858
Special mention	—	—	—	—	—	—	2,737	—	2,737
Substandard	—	87	—	1,410	7	4,952	1,045	—	7,501
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,305	$3,370	$6,281	$4,311	$2,056	$9,652	$103,121	$—	$130,096
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA
Pass	$5,642	$11,023	$10,037	$2,324	$4,588	$13,783	$—	$—	$47,397
Special mention	—	—	331	—	—	1,025	—	—	1,356
Substandard	—	—	—	—	85	3,236	—	—	3,321
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,642	$11,023	$10,368	$2,324	$4,673	$18,044	$—	$—	$52,074
YTD gross write-offs	$—	$—	$—	$—	$—	$62	$—	$—	$62
Other:
Pass	$193	$2,727	$8,813	$674	$29	$—	$18	$—	$12,454
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	80	28	7	—	—	—	—	115
Doubtful	—	—	—	—	—	—	—	—	—
Total	$193	$2,807	$8,841	$681	$29	$—	$18	$—	$12,569
YTD gross write-offs	$—	$79	$273	$10	$—	$—	$—	$—	$362
Total by risk rating:
Pass	$381,240	$1,060,016	$463,705	$310,814	$184,656	$436,412	$101,077	$—	$2,937,920
Special mention	—	—	12,626	—	7,719	9,760	2,737	—	32,842
Substandard	301	886	786	17,812	2,932	37,293	1,089	—	61,099
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$381,541	$1,060,902	$477,117	$328,626	$195,307	$483,465	$104,903	$—	$3,031,861
Total YTD gross write-offs	$—	$2,157	$273	$562	$—	$202	$—	$—	$3,194

(Dollars in thousands)	Term Loan by Vintage
December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:
Construction and land development
Pass	$125,216	$52,262	$99,016	$201	$—	$40	$—	$—	$276,735
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	141	—	—	141
Doubtful	—	—	—	—	—	—	—	—	—
Total	$125,216	$52,262	$99,016	$201	$—	$181	$—	$—	$276,876
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$479,304	$293,058	$195,051	$110,442	$73,013	$117,068	$—	$—	$1,267,936
Special mention	—	—	9,280	—	—	—	—	—	9,280
Substandard	287	—	8,652	2,329	222	23,426	—	—	34,916
Doubtful	—	—	—	—	—	—	—	—	—
Total	$479,591	$293,058	$212,983	$112,771	$73,235	$140,494	$—	$—	$1,312,132
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Single-family residential mortgages
Pass	$637,893	$255,529	$137,964	$96,355	$134,415	$182,893	$2,992	$—	$1,448,041
Special mention	—	—	—	—	3,925	—	—	—	3,925
Substandard	—	—	3,954	—	7,631	452	105	—	12,142
Doubtful	—	—	—	—	—	—	—	—	—
Total	$637,893	$255,529	$141,918	$96,355	$145,971	$183,345	$3,097	$—	$1,464,108
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial:
Commercial and industrial
Pass	$8,038	$7,513	$4,448	$3,470	$1,016	$8,827	$129,483	$86	$162,881
Special mention	—	5,987	—	—	1,638	17,805	3,577	—	29,007
Substandard	—	—	1,600	16	—	339	7,380	—	9,335
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,038	$13,500	$6,048	$3,486	$2,654	$26,971	$140,440	$86	$201,223
YTD gross write-offs	$—	$—	$—	$5	$—	$—	$—	$—	$5
SBA
Pass	$14,922	$10,664	$6,496	$4,688	$2,579	$16,793	$—	$—	$56,142
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	91	1,017	4,161	—	—	5,269
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,922	$10,664	$6,496	$4,779	$3,596	$20,954	$—	$—	$61,411
YTD gross write-offs	$—	$—	$—	$—	$—	$14	$—	$—	$14
Other:
Pass	$4,224	$14,684	$1,505	$90	$7	$—	$26	$—	$20,536
Special mention	—	—	—	—	—	—	—	—	—
Substandard	105	48	10	—	—	—	—	—	163
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,329	$14,732	$1,515	$90	$7	$—	$26	$—	$20,699
YTD gross write-offs	$—	$237	$—	$—	$—	$—	$—	$—	$237
Total by risk rating:
Pass	$1,269,597	$633,710	$444,480	$215,246	$211,030	$325,621	$132,501	$86	$3,232,271
Special mention	—	5,987	9,280	—	5,563	17,805	3,577	—	42,212
Substandard	392	48	14,216	2,436	8,870	28,519	7,485	—	61,966
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$1,269,989	$639,745	$467,976	$217,682	$225,463	$371,945	$143,563	$86	$3,336,449
Total YTD gross write-offs	$—	$237	$—	$5	$—	$14	$—	$—	$256

The following tables present the aging of the recorded investment in past-due loans as of December 31, 2023 and 2022 by class of loans. Past due loans presented in tables below also include non-accrual loans.

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
December 31, 2023	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$—	$—	$181,469	$181,469	$—
Commercial real estate	1,341	216	1,582	3,139	1,164,718	1,167,857	10,569
Single-family residential mortgages	9,050	5,795	15,134	29,979	1,457,817	1,487,796	18,103
Commercial:
Commercial and industrial	1,544	—	854	2,398	127,698	130,096	854
SBA	356	—	2,085	2,441	49,633	52,074	2,085
Other:	160	20	8	188	12,381	12,569	8
	$12,451	$6,031	$19,663	$38,145	$2,993,716	$3,031,861	$31,619
Real estate:
Single-family residential mortgage loans held for sale	$—	$—	$—	$—	$1,911	$1,911	$—
________________

(1)	Included in total loans

(dollars in thousands)	30-59	60-89	90 Days	Total	Loans Not		Non-Accrual
December 31, 2022	Days	Days	Or More	Past Due	Past Due	Total Loans	Loans (1)
Real estate:
Construction and land development	$—	$—	$141	$141	$276,735	$276,876	$141
Commercial real estate	558	240	1,191	1,989	1,310,143	1,312,132	13,189
Single-family residential mortgages	12,764	2,555	4,100	19,419	1,444,689	1,464,108	5,936
Commercial:
Commercial and industrial	—	545	7	552	200,671	201,223	713
SBA	150	1,017	1,228	2,395	59,016	61,411	2,245
Other:	154	76	99	329	20,370	20,699	99
	$13,626	$4,433	$6,766	$24,825	$3,311,624	$3,336,449	$22,323
Real estate:
Single-family residential mortgage loans held for sale	$—	$—	$—	$—	$—	$—	$—

(1)	Included in total loans

The Company has no loans that are 90 days or more past due and still accruing at December 31, 2023 and  December 31, 2022.

The following tables present the loans on nonaccrual status as of December 31, 2023 and 2022:

	Nonaccrual
	With No
(dollars in thousands)	Allowance
December 31, 2023	for Credit Loss	Nonaccrual
Real estate:
Commercial real estate	10,569	10,569
Single-family residential mortgages	18,103	18,103
Commercial:
Commercial and industrial	610	854
SBA	937	2,085
Other:	—	8
Total	$30,219	$31,619

	Nonaccrual
	With No
(dollars in thousands)	Allowance
December 31, 2022	for Credit Loss	Nonaccrual
Real estate:
Construction and land development	$141	$141
Commercial real estate	1,191	13,189
Single-family residential mortgages	5,936	5,936
Commercial:
Commercial and industrial	713	713
SBA	2,245	2,245
Other:	51	99
Total	$10,277	$22,323

At December 31, 2023, nonaccrual commercial real estate loans comprised of $8.8 million collateralized by office, $1.4 million by warehouse, and $360,000 by other.

No interest income was recognized on a cash basis during the years ended  December 31, 2023 and 2022. We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2023 and December 31, 2022 while the loans were in nonaccrual status.

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, or interest rate reduction. The Company may provide multiple types of concessions on one loan. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for loan losses.

There were no loans that were both experiencing financial difficulty and modified during the year ended December 31, 2023 and 2022.

There were no commitments to lend additional amounts at December 31, 2023 and 2022 to customers with outstanding modified loans. There were no nonaccrual loans that were modified during the past twelve months that had payment defaults during the periods.

NOTE 6 - LOAN SERVICING

The mortgage loans and SBA loans being serviced for others are not reported as assets in the Company’s consolidated balance sheet. The principal balances of the loans serviced for others are as follows for the dates indicated:

	At December 31,
(dollars in thousands)	2023	2022
Loans serviced for others:
Mortgage loans	$1,014,017	$1,127,668
SBA loans	100,336	119,893
Commercial real estate loans	3,813	3,991
Construction loans	4,710	3,677

Loan servicing fees, net of amortization, totaled $2.6 million, $2.2 million and $684,000 for the years ended December 31, 2023, 2022 and 2021. Custodial balances maintained in connection with the foregoing loan servicing (including in non-interest bearing deposits) totaled $6.4 million and $7.0 million as of December 31, 2023 and 2022.

When mortgage and SBA loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sale of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. During the year ended December 31, 2021, the Company reversed an impairment allowance of $417,000 on mortgage servicing rights, which is included in other income.

The following table presents the activity in serving assets for the years ended December 31, 2023, 2022, and 2021:

	2023		2022		2021
	Mortgage	SBA	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$7,354	$2,167	$8,748	$2,769	$10,529	$3,436
Additions	176	58	532	239	1,920	441
Disposals	(329)	(344)	(794)	(478)	(2,129)	(646)
Amortized to expense	(692)	(280)	(1,132)	(363)	(1,989)	(462)
Impairment reversal	—	—	—	—	417	—
End of period	$6,509	$1,601	$7,354	$2,167	$8,748	$2,769

Estimates of the loan servicing asset fair value are derived through a DCF analysis. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography. The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place. The analysis accounts for recent transactions, and supply and demand within the market.

The fair value of servicing assets for mortgage loans was $12.1 million and $18.3 million as of December 31, 2023 and 2022, respectively. Fair value at December 31, 2023 was determined using a discount rate of 11.23%, average prepayment speed of 7.91%, depending on the stratification of the specific right, and a weighted-average default rate of 0.10%. Fair value at December 31, 2022 was determined using a discount rate of 11.10%, average prepayment speed of 7.73%, depending on the stratification of the specific right, and a weighted-average default rate of 0.10%.

The fair value of servicing assets for SBA loans was $2.8 million and $3.5 million as of December 31, 2023 and 2022, respectively. Fair value at December 31, 2023 was determined using a discount rate of 8.5%, average prepayment speed of 17.68%, depending on the stratification of the specific right, and a weighted-average default rate of 0.73%. Fair value at December 31, 2022 was determined using a discount rate of 8.5% and average prepayment speed of 16.79%, depending on the stratification of the specific right and a weighted-average default rate of 0.37%.

NOTE 7 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31, 2023 and 2022 follows:

(dollars in thousands)	2023	2022
Land	$8,974	$8,974
Building and improvements	15,549	15,523
Furniture, fixtures, and equipment	8,411	8,339
Leasehold improvements	7,696	6,775
	40,630	39,611
Less accumulated depreciation and amortization	(14,949)	(13,387)
Construction in progress	3	785
	$25,684	$27,009

Depreciation and leasehold amortization expense was $2.0 million, $2.0 million, and $1.9 million for 2023, 2022, and 2021, respectively.

A $32,000 gain on sale of fixed assets was recorded from the sale of an automobile during 2023. A $757,000 gain on sale of fixed assets was recorded from the sale of a real estate asset during 2022, which was used to house staff while traveling.

NOTE 8 - DEPOSITS

At December 31, 2023, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	December 31, 2023
One year	$1,994,517
Two to three years	6,689
Over three years	1,204
Total	$2,002,410

Time deposits include deposits acquired through both retail and wholesale channels. Wholesale funding includes brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services totaled $405.6 million at December 31, 2023. Retail deposits include time deposits. Brokered time deposits were $254.9 million at December 31, 2023 and $255.0 million at December 31, 2022. Collateralized deposits from the State of California totaled $80.0 million at December 31, 2023 and none at December 31, 2022. Time deposits acquired through internet listing services totaled $61.4 million at December 31, 2023 and $10.7 million at  December 31, 2022.

In addition, we offer retail deposit products where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs. Time deposits held through the CDARS program were $135.7 million at December 31, 2023 and $17.7 million at December 31, 2022.

NOTE 9 - LONG-TERM DEBT

In November 2018, the Company issued $55.0 million of 6.18% fixed-to-floating rate subordinated notes, with a  December 1, 2028 maturity date (the “2028 Subordinated Notes”). The interest rate was fixed through December 1, 2023 and was scheduled to float at three-month CME Term SOFR plus applicable tenor spread adjustment of 26 basis points plus 315 basis points thereafter. On December 1, 2023, the Company redeemed the 2028 Subordinated Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

In March 2021, the Company issued $120.0 million of 4.00% fixed-to-floating rate subordinated notes, with an  April 1, 2031 maturity date (the “2031 Subordinated Notes”). The interest rate is fixed through April 1, 2026 and is scheduled to float at three-month SOFR plus 329 basis points thereafter. The Company can redeem the 2031 Subordinated Notes beginning April 1, 2026. The 2031 Subordinated Notes are considered Tier 2 capital at the Company.

Long-term debt and unamortized debt issuance costs were as follows as of the dates indicated:

	At December 31, 2023		At December 31, 2022
(dollars in thousands)	Principal	Unamortized debt issuance costs	Principal	Unamortized debt issuance costs
2028 Subordinated Notes	$—	$—	$55,000	$180
2031 Subordinated Notes	120,000	853	120,000	1,235
Total	$120,000	$853	$175,000	$1,415

The following table presents interest and amortization expense the Company incurred for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
(dollars in thousands)	2023	2022
Interest Expense:
Interest	$7,916	$8,199
Amortization	562	578

At December 31, 2023, the Company duly and punctually paid all payments and timely delivered both the annual reports and compliance certificate to the Trustee as agreed. The Company was in compliance with all covenants under the long-term debt at December 31, 2023.

NOTE 10 - SUBORDINATED DEBENTURES

Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $14.9 million and $14.7 million as of December 31, 2022 and 2023, respectively. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, the Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The Company may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System at 100% of the principal amount, plus accrued and unpaid interest. These subordinated debentures consist of the following and are described in detail after the table below:

	Issue	Principal	Unamortized	Recorded	Stated Rate	December 31, 2023	Stated
(dollars in thousands)	Date	Amount	Valuation Reserve	Value	Description	Effective Rate	Maturity
Subordinated debentures
TFC Trust	December 22, 2006	$5,155	$1,189	$3,966	Three-month CME Term SOFR plus 0.26% (a) plus 1.65%,	7.30%	March 15, 2037
FAIC Trust	December 15, 2004	7,217	842	6,375	Three-month CME Term SOFR 0.26% (a) plus 2.25%	7.90%	December 15, 2034
PGBH Trust	December 15, 2004	5,155	558	4,597	Three-month CME Term SOFR 0.26% (a) plus 2.10%	7.75%	December 15, 2034
Total		$17,527	$2,589	$14,938
(a)	Represents applicable tenor spread adjustment when the original Libor index was discontinued on June 30, 2023

In 2016, the Company, through the acquisition of TomatoBank and its holding company, TFC Holding Company (“TFC”), acquired TFC Statutory Trust (the “TFC Trust”). TFC Trust issued 5,000 fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $155,000. TFC issued $5 million of subordinated debentures to TFC Trust in exchange for ownership of all of the common securities of TFC Trust and the proceeds of the preferred securities sold by TFC Trust. The Company is not considered the primary beneficiary of TFC trust (variable interest entity), therefore TFC Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability. The Company also purchased an investment in the common stock of TFC Trust for $155,000, which is included in other assets. At the close of this acquisition, a $1.9 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $1.2 million at December 31, 2023 and $1.3 million at December 31, 2022. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 7.30% as of December 31, 2023, and three-month LIBOR plus 1.65%, which was 6.42% at December 31, 2022.

In October 2018, the Company, through the acquisition of FAIC, acquired First American International Statutory Trust I (“FAIC Trust”). FAIC Trust issued 7,000 units of thirty-year fixed-to-floating rate capital securities with an aggregate liquidation amount of $7.0 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $217,000. The Company is not considered the primary beneficiary of FAIC Trust (variable interest entity), therefore FAIC Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability. The Company purchased an investment in the common stock of FAIC Trust for $217,000, which is included in other assets. At the close of this acquisition, a $1.2 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $842,000 at December 31, 2023 and $918,000 at December 31, 2022. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 7.90% as of December 31, 2023, and three-month LIBOR plus 2.25%, which was 7.02% at December 31, 2022.

In January 2020, the Company, through the acquisition of PGBH, acquired PGB Capital Trust I (“PGBH Trust”). PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $155,000. The Company is not considered the primary beneficiary of PGBH Trust (variable interest entity), therefore PGBH Trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability. The Company purchased an investment in the common stock of PGBH Trust for $155,000, which is included in other assets. At the close of this acquisition, a $763,000 valuation reserve recorded to arrive at it fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $559,000 at December 31, 2023 and $610,000 at December 31, 2022. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 7.75% as of December 31, 2023, and three-month LIBOR plus 2.10%, which was 6.87% at December 31, 2022.

The Company paid interest expense of $1.3 million in 2023, $650,000 in 2022 and $377,000 in 2021. The amount of aggregate amortization expense recognized was $218,000 in each of the years ended December 31, 2023, 2022 and 2021.

For regulatory reporting purposes, the Federal Reserve Board has indicated that the capital securities qualify as Tier 1 capital of the Company subject to previously specified limitations, until further notice. If regulators make a determination that the capital securities can no longer be considered in regulatory capital, the securities become callable and the Company may redeem them.

At December 31, 2023, the Company duly and punctually paid all payments, maintained 100% ownership of the common securities, and did not incur any additional indebtedness as agreed. The Company was in compliance with all covenants under all subordinated debentures at December 31, 2023.

NOTE 11 - BORROWING ARRANGEMENTS

The Company has established secured and unsecured lines of credit. The Company may borrow funds from time to time on a term or overnight basis from the Federal Home Loan Bank of San Francisco (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”) and other financial institutions as indicated below.

Federal Funds Arrangements with Commercial Banks. As of December 31, 2023, the Company may borrow on an unsecured basis, up to $92.0 million from other financial institutions.

Letter of Credit Arrangements. As of December 31, 2023, the Company had an unsecured commercial letter of credit line with another financial institution for $2.0 million.

FRB Secured Line of Credit. As of December 31, 2023, the Bank had a secured borrowing capacity with the FRB of $42.3 million at December 31, 2023 collateralized by pledged loans with a carrying value of $62.8 million.

FHLB Secured Line of Credit and Advances. As of December 31, 2023, the Bank had a secured borrowing capacity with the FHLB of $1.0 billion collateralized by pledged residential and commercial loans with a carrying value of $1.5 billion. At  December 31, 2023, the Company had no overnight advances and $150.0 million of long-term advances with an original term of 5 years at a weighted average rate of 1.18%. The Company paid interest expenses of $2.9 million, $2.9 million and $1.8 million on such FHLB advances for the years ended December 31, 2023, 2022 and 2021, respectively.

There were no amounts outstanding under any of the other borrowing arrangements above as of December 31, 2023 except FHLB advances maturing in 2025.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income tax expense consists of the following:

(dollars in thousands)	2023	2022	2021
Current:
Federal	$10,804	$18,315	$16,037
State	6,761	10,952	9,087
Total Current	17,565	29,267	25,124

Deferred:
Federal	(288)	(1,756)	(1,148)
State	504	(493)	55
Total Deferred	216	(2,249)	(1,093)
Total income tax expense	$17,781	$27,018	$24,031

A comparison of the federal statutory income tax rates to the Company's effective income tax rates for the years ended December 31 follows:

	2023		2022		2021
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Statutory federal tax	$12,652	21.0%	$19,182	21.0%	$16,997	21.0%
State tax, net of federal benefit	5,181	8.6%	8,278	9.1%	7,182	8.9%
Tax-exempt income	(399)	(0.7)%	(355)	(0.4)%	(285)	(0.4)%
Stock-based compensation	54	0.1%	(396)	(0.4)%	(404)	(0.5)%
Other items, net	293	0.5%	309	0.3%	541	0.7%
Total income tax expense	$17,781	29.5%	$27,018	29.6%	$24,031	29.7%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying balance sheets as of  December 31:

(dollars in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$13,011	$12,834
Stock-based compensation	472	546
Operating loss carryforwards	32	154
Unrealized loss on AFS securities	8,597	9,614
Lease liability	9,539	8,149
State tax	1,444	2,426
Other	1,237	917
	34,332	34,640
Deferred tax liabilities:
Depreciation	(1,389)	(1,598)
Deferred loan costs	(3,123)	(2,808)
Acquisition accounting fair value adjustments	(2,794)	(3,052)
Mortgage servicing rights	(1,991)	(2,259)
Right of use asset	(9,115)	(7,818)
Other	(155)	(128)
	(18,567)	(17,663)
Net deferred tax assets	$15,765	$16,977

At December 31, 2023, the Company has usable net operating loss carryforwards from acquisitions of $21,104 for federal and $5,570 for California income tax purposes. Net operating loss carry forwards, to the extent not used, will begin to expire in 2028. The net operating loss carryforwards were generated through acquisitions, and as a result, are substantially limited by Section 382 of the Internal Revenue Code. Benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carryforward amounts noted above. Based on management's assessment, the Company concluded that no valuation allowance was necessary for the Company's deferred tax assets as of December 31, 2023.

The Company files income tax returns in federal and various state jurisdictions. The Company is subject to examinations in federal jurisdiction for the years ended after December 31, 2019. The statutes of limitations for state income tax returns remain open for tax years in accordance with each state's statutes. The audit of the Company's New York State tax returns for the tax period from January 1, 2018 to December 31, 2020 was completed in August 2023. The Company paid additional tax and interest of $70,000 without penalties to settle the tax audit findings with New York State. The Company had no material uncertain tax positions at December 31, 2023 and 2022, and recognized no material interest or penalties as part of income taxes for the years ended December 31, 2023, 2022, and 2021.

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

As of December 31, 2023 and 2022, the Company had the following financial commitments whose contractual amount represents credit risk:

	2023		2022
	Fixed	Variable	Fixed	Variable
(dollars in thousands)	Rate	Rate	Rate	Rate
Commitments to make loans	$614	$77,230	$1,141	$128,680
Unused lines of credit	10,629	95,686	13,730	197,314
Commercial and similar letters of credit	90	3,814	1,154	867
Standby letters of credit	1,626	1,061	1,577	1,061
Total	$12,959	$177,791	$17,602	$327,922

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

The Company records a liability for lifetime expected losses on off-balance-sheet credit exposure that do not fit the definition of unconditionally cancelable in accordance with ASC 326. The Company uses the loss rate and exposure of default framework to estimate a reserve for unfunded commitments. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default. The off-balance sheet commitment allowance were $640,000 and $1.2 million as of December 31, 2023 and December 31, 2022, respectively. The (reversal of)/provision for off-balance sheet commitments totaled were ($516,000) and $1.1 million for the years ended December 31, 2023 and 2022.

Additionally, we have commitments to invest in certain affordable housing partnerships and SBIC funds that call for capital contributions up to an amount specific in the partnership agreements. Such unfunded commitments totaled $3.3 million and $3.5 million as of December 31, 2023 and 2022.

The Company is involved in various matters of litigation, which have arisen in the ordinary course of business, and accruals for estimates of potential losses have been provided when necessary and appropriate under generally accepted accounting principles. In the opinion of management, the disposition of such pending litigation will not have a material effect on the Company's financial statements.

NOTE 14 - LEASES

The Company leases several of its operating facilities under various non-cancellable operating leases expiring at various dates through 2037. The Company is also responsible for common area maintenance, taxes, and insurance at the various branch locations.

Future minimum rent payments on the Company’s leases were as follows at December 31, 2023:

(dollars in thousands)
For the year ended December 31,:
2024	$4,728
2025	5,109
2026	5,121
2027	4,998
2028	4,052
Thereafter	10,699
Total	$34,707
Less amount of payment representing interest	(3,516)
Total present value of lease payments	$31,191

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $5.7 million, $5.4 million, and $5.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company received rental income of $570,000, $548,000, and $479,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

The following table presents the operating lease related assets and liabilities recorded on the consolidated balance sheets, and the weighted-average remaining lease terms and discount rates as of  December 31, 2023 and December 31, 2022:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Operating Leases
ROU assets	$29,803	$25,447
Lease liabilities	31,191	26,523

Weighted-average remaining lease term (in years)	7.63	7.91
Weighted-average discount rate	1.72%	2.19%

NOTE 15 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates were as follows:

	For the year ended December 31,
(dollars in thousands)	2023	2022
Beginning balance	$6,869	$8,441
Repayments	—	(1,572)
Balance re-categorized to non-related party	(6,869)	—
Ending balance	$—	$6,869

Outstanding loan commitments to executive officers, directors and their related interests with whom they are associated were none and $1.6 million as of December 31, 2023 and 2022, respectively.

Deposits from principal officers, directors, and their affiliates at December 31, 2023 and 2022 were $25.7 million and $88.1 million, respectively.

Certain directors and their affiliates own $6.0 million of RBB subordinated debentures as of December 31, 2023 and $8.1 million as of December 31, 2022.

NOTE 16 - STOCK OPTION PLAN

RBB Bancorp 2010 Stock Option Plan

Under the RBB Bancorp 2010 Stock Option Plan (the “2010 Plan”), the Company was permitted to grant awards to eligible persons in the form of qualified and non-qualified stock options. The Company reserved up to 30% of the issued and outstanding shares of common stock as of the date the Company adopted the 2010 Plan, or 3,494,478 shares, for issuance under the 2010 Plan. Following receipt of shareholder approval of the 2017 Omnibus Stock Incentive Plan (the “OSIP”) in  May 2017, no additional grants were made under the 2010 Plan. The 2010 Plan has been terminated and options that were granted under the 2010 Plan have become subject to the OSIP. Awards that were granted under the 2010 Plan will remain exercisable pursuant to the terms and conditions set forth in individual award agreements, but such awards will be assumed and administered under the OSIP. The 2010 Plan award agreements allow for acceleration of exercise privileges of grants upon occurrence of a change in control of the Company. If a participant’s job is terminated for cause, then all unvested awards expire at the date of termination.

Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan

The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the “Amended OSIP”) was approved by the Company’s board of directors in  January 2019 and approved by the Company’s shareholders in  May 2022. The Amended OSIP was designed to ensure continued availability of equity awards that will assist the Company in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the Amended OSIP, the Company’s board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. The Company has reserved up to 30% of issued and outstanding shares of common stock as of the date the Company adopted the Amended OSIP, or 3,848,341 shares. As of  December 31, 2023, there were 1,032,173 shares of common stock available for issuance under the Amended OSIP. This represents 5.5% of the issued and outstanding shares of the Company’s common stock as of December 31, 2023. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The Amended OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The Amended OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

The Company recognized total stock-based compensation expense of $750,000, $848,000, and $1.1 million in 2023, 2022 and 2021. The total unrecognized stock-based expense totaled $517,000, $581,000, and $1.4 million as of December 31, 2023, 2022, and 2021.

Stock Options

The recorded compensation expense for stock option was $246,000, $300,000, and $485,000 and the Company recognized income tax expense/(benefit) of $3,000, ($587,000), and ($873,000) for the years ended December 31, 2023, 2022, and 2021, respectively. Unrecognized stock-based compensation expense related to options was $179,000, $400,000, and $635,000 as of December 31, 2023, 2022, and 2021, respectively. Unrecognized stock-based compensation expense will be recognized over a weighted-average period of 1.2 years as of  December 31, 2023.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions presented below for 2023, 2022 and 2021.

	March 2023	December 2022	May 2022	July 2021	January 2021
Expected volatility	28.4%	28.9%	29.5%	31.6%	30.8%
Expected term (years)	8.0	8.0	6.0	6.0	6.0
Expected dividends	2.92%	2.55%	2.52%	1.98%	1.86%
Risk free rate	4.27%	4.00%	2.71%	0.48%	0.26%
Grant date fair value	$5.49	$6.16	$5.28	$5.69	$4.14

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

A summary of the status of the Company's stock option plan as of December 31, 2023 and changes during the year ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
(dollars in thousands, except for shares and per share data)	Shares	Price	Term in years	Value
Outstanding at beginning of year	454,610	$16.97
Granted	30,000	19.87
Exercised	(19,403)	15.18
Forfeited/cancelled	(67,304)	15.04
Outstanding at end of period	397,903	$17.61	3.86	$703

Options exercisable	332,232	$17.26	3.05	$657

The total fair value of the shares vested was $1.1 million, $1.1 million, and $1.2 million in 2023, 2022, and 2021, respectively. The number of unvested stock options were 65,671, 127,005, and 237,500 with a weighted average grant date fair value of $4.99, $4.69, and $4.28 as of December 31, 2023, 2022 and 2021, respectively. The decrease of unvested stock options during 2023 was due to 56,334 stock options vested with a weighted average grant date stock price of $18.40, 30,000 stock options forfeited with a weighted average grant date stock price of $19.87, 5,000 stock options exercised with a weighted average grant date stock price of $17.74, offset by 30,000 stock options granted with a weighted average grant date stock price of $19.87.

Cash received from the exercise of 19,403 share options was $295,000 for the period ended December 31, 2023. Cash received from the exercise of 445,308 share options was $5.5 million for the period ended December 31, 2022. Cash received from the exercise of 302,744 share options was $3.5 million for the period ended December 31, 2021. The intrinsic value of options exercised was $90,000, $4.0 million, and $3.8 million in 2023, 2022, and 2021, respectively.

Restricted Stock Units

The Company granted 32,248 restricted stock units at a closing price of $20.46 on  January 18, 2023 to its directors and executive officers and 16,500 restricted stock units at a closing price of $13.93 on July 20, 2023 to its new president. These restricted stock units are scheduled to vest over a one year period for shares granted to directors and a three-year period for shares granted to executive officers from the grant date. As of  December 31, 2023, there were 43,160 remaining unvested restricted stock units.

The recorded compensation expense for restricted stock units was $504,000 and $453,000 for the years ended  December 31, 2023 and 2022, respectively. The Company did not grant restricted stock units in 2021. Unrecognized stock-based compensation expense related to restricted stock units was $338,000 and $182,000 as of  December 31, 2023 and 2022, respectively. As of  December 31, 2023, unrecognized stock-based compensation expense related to restricted stock units is expected to be recognized over the next 1.5 years.

The following table presents restricted stock unit activity during the twelve months ended  December 31, 2023.

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	14,786	$27.16
Granted	48,748	18.25
Vested	(20,374)	23.35
Outstanding at end of period	43,160	$18.89

Restricted Stock Awards

The Company granted restricted stock awards for 60,000 shares at a closing price of $17.74 in 2021. These restricted stock awards were scheduled to vest over a three-year period from the  January 21, 2021 grant date. Unvested restricted stock awards of 40,000 shares were forfeited and the expense related to the forfeited shares was reversed on  April 8, 2022, due to a former employee's resignation. As of  December 31, 2023, there were no outstanding restricted stock awards. The Company did not grant restricted stock awards in 2023 or 2022.

The recorded compensation expense for restricted stock awards was zero, $95,000, and $602,000 for the years ended December 31, 2023, 2022, and 2021, respectively. Unrecognized stock-based compensation expense related to restricted stock awards was zero, zero, and $729,000 as of December 31, 2023, 2022, and 2021, respectively.

NOTE 17 - REGULATORY MATTERS

Update on Previously Disclosed Regulatory Matters

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

Regulatory Capital

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

In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. The new rules became effective on January 1, 2015, with certain of the requirements phased-in over a multi-year schedule. Under the rules, minimum requirements increased for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 (“CET1”) capital to risk-weighted assets ratio with minimums for capital adequacy and prompt corrective action purposes of 4.5% and 6.5%, respectively. The minimum Tier 1 capital to risk-weighted assets ratio was raised from 4.0% to 6.0% under the capital adequacy framework and from 6.0% to 8.0% to be well capitalized under the prompt corrective action framework. In addition, the rules introduced the concept of a “conservation buffer” of 2.5% applicable to the three capital adequacy risk-weighted asset ratios (CET1, Tier 1, and Total). The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes, at December 31, 2023 and December 31, 2022, that the Bank satisfied all capital adequacy requirements to which it is subject.

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a three-year period the day-one adverse regulatory capital effects of ASU 2016-13. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provides banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of the novel coronavirus disease 2019 (“COVID-19”) pandemic. As a result, entities that adopted CECL in 2020 had the option to gradually phase in the full effect of CECL on regulatory capital over a five-year transition period. Effective January 1, 2022, the Company adopted ASU 2016-13, reflected the full effect of CECL at December 31, 2022, and did not elect the three-year CECL phase-in options on regulatory capital.

As of December 31, 2023 and 2022, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category). To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The following table sets forth Bancorp’s consolidated and the Bank’s actual capital amounts and ratios and related regulatory requirements for the Bank as of December 31, 2023:

			Amount of Capital Required
					To Be Well Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2023:
Tier 1 Leverage Ratio
Consolidated	$472,152	11.99%	$157,526	4.0%	$196,907	5.0%
Bank	535,952	13.62%	157,454	4.0%	196,818	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$457,214	19.07%	$107,886	4.5%	$155,836	6.5%
Bank	535,952	22.41%	107,598	4.5%	155,419	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$472,152	19.69%	$143,849	6.0%	$191,798	8.0%
Bank	535,952	22.41%	143,464	6.0%	191,285	8.0%
Total Risk-Based Capital Ratio
Consolidated	$621,423	25.92%	$191,798	8.0%	$239,748	10.0%
Bank	565,997	23.67%	191,285	8.0%	239,106	10.0%

(1) These ratios are exclusive of the capital conservation buffer.

The following table sets forth Bancorp’s consolidated and the Bank’s actual capital amounts and ratios and related regulatory requirements for the Bank as of December 31, 2022:

			Amount of Capital Required
					To Be Well Capitalized
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

The California Financial Code generally acts to prohibit banks from making a cash distribution to its shareholders in excess of the lesser of the bank’s undivided profits or the bank's net income for its last three fiscal years less the amount of any distribution made by the bank’s shareholders during the same period.

The California General Corporation Law generally acts to prohibit companies from paying dividends on common stock unless retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend. If a company fails this test, then it may still pay dividends if after giving effect to the dividend the company’s assets are at least 125% of its liabilities.

Additionally, the Federal Reserve has issued guidance, which requires that they be consulted before payment of a dividend if a bank holding company does not have earnings over the prior four quarters of at least equal to the dividend to be paid, plus other holding company obligations.

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

Level 3 - Valuation is generated from model-based techniques where one or more significant inputs are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, DCF models, and similar techniques.

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

Appraisals for other real estate owned are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. When a Notice of Default is recorded, an appraisal report is ordered. Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide-statistics for residential appraisals. Commercial appraisals are sent to an independent third party to review. The Company also compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value. If the existing appraisal is older than twelve months, a new appraisal report is ordered. No significant adjustments to appraised values have been made as a result of this comparison process as of December 31, 2023.

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

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at December 31, 2023 and 2022:

(dollars in thousands)	Fair Value Measurements Using:
December 31, 2023	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$8,161	$—	$8,161
SBA agency securities	—	13,217	—	13,217
Mortgage-backed securities	—	34,652	—	34,652
Collateralized mortgage obligations	—	149,626	—	149,626
Commercial paper	—	73,105	—	73,105
Corporate debt securities	—	30,691	—	30,691
Municipal securities	—	9,509	—	9,509
Interest Rate Lock Contracts	—	—	32	32
Forward Mortgage Loan Sale Contracts	—	—	14	14
	$—	$318,961	$46	$319,007
On a non-recurring basis:
Commercial real estate loans - collateral-dependent impaired loans	$—	$—	$10,209	$10,209
SBA loans - collateral-dependent impaired loans	—	—	1,148	1,148
	$—	$—	$11,357	$11,357

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$4,495	$—	$4,495
SBA agency securities	—	2,411	—	2,411
Mortgage-backed securities	—	42,928	—	42,928
Collateralized mortgage obligations	—	111,593	—	111,593
Commercial paper	—	49,537	—	49,537
Corporate debt securities	—	37,012	—	37,012
Municipal securities	—	8,854	—	8,854
Forward Mortgage Loan Sale Contracts	—	—	18	18
	$—	$256,830	$18	$256,848
On a non-recurring basis:
Other real estate owned	$—	$—	$577	$577

There was a $521,000 write-down on collateral-dependent loans that were individually evaluated to the fair value of $11.4 million as of December 31, 2023. There was no collateral-dependent loan that was individually evaluated and written down to the fair value as of  December 31, 2022. Collateral-dependent individually evaluated loans were evaluated by third party appraisals with unobservable input of management adjustment of 10% to reflect selling costs.

Quantitative information about the Company's OREO non-recurring Level 3 fair value measurements as of December 31, 2023 and 2022 is as follows:

There was no OREO as of December 31, 2023 and there were two single-family residences with a fair value of $577,000 as of December 31, 2022. During 2023, the Company sold one of the properties with a book value of $293,000 for a gain of $190,000 and the other property with a book value of $284,000 was sold for a loss of $57,000. OREO was evaluated by third party appraisals with unobservable input of management adjustment in the range of 5%-6% to reflect current conditions and selling costs.

No write-downs to OREO were recorded in 2023 or 2022.

The fair value measurement of IRLCs and FMLSCs were primarily based on the buy price from borrowers ranging from 99.5 to 100.3, the sale price to Fannie Mae ranging from 102 to 104, and the significant unobservable inputs using margin cost rate of ranging from 0.50% to 1.00%.

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments not previously presented:

Cash and Due From Banks -- The carrying amounts of cash and short-term instruments approximate fair values, a Level 1 measurement.

Time Deposits in Other Banks -- Fair values for time deposits with other banks are estimated using DCF analyses, using interest rates currently being offered with similar terms, a Level 1 measurement.

Investment securities available for sale and held to maturity -- Fair values are measured by using quoted market prices for similar securities or dealer quotes, a Level 2 measurement.

Mortgage Loans Held for Sale -- The Company records mortgage loans held for sale at fair value based on the net premium received on recent sales of mortgage loans for identical pools of loans, a Level 2 measurement.

Loans -- For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for all other loans are estimated using DCF analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. In accordance with the prospective adoption of ASU 2016-01, the fair value of loans as of December 31, 2023, and 2022 was measured using an exit price notion, a Level 3 measurement.

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

Accrued Interest Receivable -- Accrued interest receivable includes accrued interest on investment securities (Level 2), accrued interest on loans (Level 3), accrued interest on due from banks (Level 1), and accrued interest on equity securities (Level 3).

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

Deposits -- The fair values disclosed for demand deposits, including interest and non-interest demand accounts, savings, and certain types of money market accounts are, by definition based on carrying value. Fair value for fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits, a Level 2 measurement. Early withdrawal of fixed-rate certificates of deposit is not expected to be significant.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at December 31, 2023 and 2022 are summarized as follows:

		December 31, 2023		December 31, 2022
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$431,373	$431,373	$83,548	$83,548
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	318,961	318,961	256,830	256,830
Investment securities - HTM	Level 2	5,209	5,097	5,729	5,563
Mortgage loans held for sale	Level 2	1,911	1,845	—	—
Loans, net	Level 3	2,989,958	2,918,296	3,295,373	3,251,464
Equity securities (1)	Level 3	22,251	22,251	22,238	22,238
Servicing assets	Level 3	8,110	14,883	9,521	21,712
Accrued interest receivable (1)	Level 1/2/3	13,743	13,743	14,536	14,536

		Notional	Fair	Notional	Fair
Derivative assets:		Value	Value	Value	Value
Interest Rate Lock Contracts (1)	Level 3	$1,255	$32	$—	$—
Forward Mortgage Loan Sale Contracts (1)	Level 3	1,104	14	1,179	18

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,174,760	$3,181,495	$2,977,683	$2,960,529
FHLB advances	Level 3	150,000	144,891	220,000	210,470
Long-term debt	Level 3	119,147	83,864	173,585	132,709
Subordinated debentures	Level 3	14,938	14,566	14,720	14,195
Accrued interest payable	Level 2/3	11,671	11,671	3,711	3,711

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

NOTE 19 - EARNINGS PER SHARE (“EPS”)

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

	2023		2022		2021
(dollars in thousands except shares and per share data)	Income	Shares	Income	Shares	Income	Shares
Net income as reported	$42,465		$64,327		$56,906
Less: Earnings allocated to participating securities	—		(34)		(192)
Shares outstanding		18,609,179		18,965,776		19,455,544
Impact of weighting shares		356,167		133,733		(31,995)
Used in basic EPS	42,465	18,965,346	64,293	19,099,509	56,714	19,423,549
Dilutive effect of outstanding
Stock options		15,322		211,477		410,757
Restricted Stock Unit		4,565		21,653		—
Used in dilutive EPS	$42,465	18,985,233	$64,293	19,332,639	$56,714	19,834,306

Basic earnings per common share	$2.24		$3.37		$2.92
Diluted earnings per common share	2.24		3.33		2.86

Stock options for 332,500 shares of common stock and restricted stock units for 6,012 shares were not considered in computing diluted earnings per common share for December 31, 2023 because they were anti-dilutive. Stock options for zero share of common stock and restricted stock units for zero share were not considered in computing diluted earnings per common share for December 31, 2022 and 2021, respectively, because they were anti-dilutive.

NOTE 20 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606:

	For the Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Non-interest income, in scope (1)
Fees and service charges on deposit accounts	$2,014	$2,051	$2,367
Other fees (2)	984	677	2,543
Other income (3)	2,158	2,094	2,157
Gain on sale of OREO and fixed assets	166	757	—
Total in-scope non-interest income	5,322	5,579	7,067
Non-interest income, not in scope (4)	9,696	5,673	11,678
Total non-interest income	$15,018	$11,252	$18,745

(1)	There were no adjustments to the Company's financial statements recorded as a result of the adoption of ASC 606.
(2)	Other fees consist of wealth management fees, miscellaneous loan fees and postage/courier fees.
(3)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, and OREO income.
(4)

The amounts primarily represent revenue from contracts with customers that are out of scope of ASC 606: Net loan servicing income, letter of credit commissions, import/export commissions, recoveries on purchased loans, BOLI income, gains (losses) on sales of mortgage loans, loans and investment securities, and CDFI ERP award.

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

NOTE 21 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified affordable housing projects in 2016. At December 31, 2023 and December 31, 2022, the balance of the investment for qualified affordable housing projects was $6.4 million and $7.6 million, respectively. This balance is reflected in the accrued interest and other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $2.3 million and $2.6 million at December 31, 2023 and December 31, 2022. The Company expects to fulfill these commitments between 2024 and 2038.

During the years ended  December 31, 2023, 2022 and 2021, the Company recognized amortization expense of $1.1 million, $1.1 million, and $1.0 million, respectively, which was included within income tax expense on the consolidated statements of income.

During the years ended December 31, 2023, 2022 and 2021, the Company recognized tax credits from its investment in affordable housing tax credits of $1.0 million, $991,000 and $1.0 million, respectively. The Company had no impairment losses during the years ended December 31, 2023, 2022 and 2021.

NOTE 22 - PARENT ONLY CONDENSED FINANCIAL INFORMATION

The parent company only condensed balance sheet as of December 31, 2023 and 2022, and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2023, 2022 and 2021 are presented below:

Condensed Balance Sheet

(dollars in thousands)	2023	2022
ASSETS
Cash and cash equivalents	$47,125	$43,718
Investment in Bank	589,998	621,580
Investment in RAM	3,244	3,049
Other assets	6,333	6,161
Total assets	$646,700	$674,508

LIABILITIES AND SHAREHOLDERS' EQUITY
Long term debt	119,147	173,585
Subordinated debentures	14,938	14,720
Other liabilities	1,355	1,640
Total liabilities	135,440	189,945
Shareholders' equity:
Common stock	271,925	276,912
Additional paid-in capital	3,623	3,361
Retained earnings	255,152	225,883
Non-controlling interest	72	72
Accumulated other comprehensive loss	(19,512)	(21,665)
Total shareholders' equity	511,260	484,563
Total liabilities and shareholders' equity	$646,700	$674,508

Condensed Statements of Income

(dollars in thousands)	2023	2022	2021
Dividend from subsidiaries	$85,000	$—	$25,000
Interest (reversal)/income	(41)	52	—
Interest expense	9,951	9,645	8,999
Noninterest expense	1,897	2,056	1,452
Income/(loss) before equity in undistributed income of subsidiaries	73,111	(11,649)	14,549
(Distributed income in excess of earnings)/undistributed income of:
Bank	(34,477)	72,340	39,109
RAM	195	57	59
Income before income taxes	38,829	60,748	53,717
Income tax benefit	3,636	3,579	3,189
Net income	42,465	64,327	56,906
Other comprehensive income/(loss)	2,153	(20,009)	(2,785)
Total comprehensive income	$44,618	$44,318	$54,121

Condensed Statements of Cash Flows

(dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$42,465	$64,327	$56,906
Net amortization of other	780	796	724
Provision for deferred income taxes	(72)	(57)	(337)
Distributed income in excess of earnings/(undistributed income) of subsidiaries	34,282	(72,397)	(39,168)
Change in other assets and liabilities	113	216	1,645
Net cash provided by/(used in) operating activities	77,568	(7,115)	19,770
Cash flows from investment activities:
Purchase of other equity securities, net	(490)	(1,663)	(380)
Net cash used in investing activities	(490)	(1,663)	(380)
Cash flows from financing activities:
Issuance of subordinated debentures, net of issuance costs	—	—	118,111
Redemptions of subordinated debentures	(55,000)	—	(50,000)
Dividends paid	(12,163)	(10,736)	(9,947)
Common stock repurchased, net of repurchased costs	(6,803)	(19,822)	(10,540)
Stock options exercised	295	5,476	3,475
Net cash (used in)/provided by financing activities	(73,671)	(25,082)	51,099

Increase/(decrease) in cash and cash equivalents	3,407	(33,860)	70,489
Cash and cash equivalents beginning of year	43,718	77,578	7,089
Cash and cash equivalents end of year	$47,125	$43,718	$77,578

NOTE 23 – REPURCHASE OF COMMON STOCK

On April 22, 2021, March 16, 2022 and June 14, 2022, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 500,000 shares of Company common stock for each authorization date. In 2021, the Company repurchased 473,122 shares of common stock for a total of $10.5 million at a weighted average share price of $22.28. In 2022, the Company repurchased 902,526 shares of common stock for a total of $19.8 million at a weighted average share price of $21.96. In 2023, the Company repurchased 396,374 shares of common stock for a total of $6.8 million at a weighted average share price of $17.02. As of December 31, 2023, the Company may repurchase up to 36,750 shares under the remaining authorized repurchase program.

NOTE 24 – SUBSEQUENT EVENTS

On January 18, 2024, the Company announced the Board of Directors had declared a common stock cash dividend of $0.16 per share, payable on February 9, 2024 to common shareholders of record as of  January 31, 2024.

On February 29, 2024, the Company announced the Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 1 million shares of the Company’s outstanding common stock through March 31, 2026.

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

As of December 31, 2023, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management identified material weaknesses related to the Company’s internal control over financial reporting and, as such, concluded that the Company's internal control over financial reporting was ineffective as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The following material weaknesses were identified in the Company’s internal control over financial reporting:

●	The Company’s control environment failed to demonstrate a commitment to attract, develop, and retain competent individuals in the area of internal control over financial reporting. The material weakness did not result in a misstatement.
●	The Company failed to design and maintain effective controls related to infrequent transactions such as the income recognition for the CDFI ERP award. The material weakness resulted in external auditor’s audit adjustment and did not result in a misstatement.

Crowe LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, a copy of which appears in Item 8.

Remediation Efforts

Subsequent to the period covered by the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, with respect to the material weakness set forth in the first bullet point above, and subsequent to the period covered by the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, with respect to the material weakness set forth in the second bullet point above, management has been actively engaged in developing remediation plans to address the material weaknesses noted above.

In order to remediate the material weakness related to the Company’s control environment, the Company has invested in additional resources in the area of internal controls over financial reporting. In the fourth quarter of 2023, the Company hired an Interim Chief Financial Officer who has more than 30 years of experience in the financial services industry, specifically with public company financial institutions that are similar (or larger) in, size, and complexity to the Company. Also during 2023, the Company hired a dedicated SOX Manager with knowledge and skills in the area of internal control over financial reporting. In addition to supplementing internal staff, the Company engaged an outside advisory firm to assist the Company with enhancing the design of its internal control over financial reporting and testing of such internal controls. These newly hired individuals, supplemented by the efforts of the outside advisory firm and ongoing oversight by the Audit Committee will focus on the remediation of controls that have been deficient in the past while ensuring that the overall system of internal control over financial reporting is appropriately designed and regularly evaluated for operating effectiveness.

In order to remediate the material weakness related to infrequent transactions, the Company has designed and implemented new and enhanced controls to address infrequent transactions. The Company has enhanced its internal disclosure committee meetings, which are conducted prior to the filing of documents with the SEC that contain financial information, to specifically include the identification and discussion of infrequent transactions. For the CDFI ERP award related process, the Company plans to enhance controls to review performance requirements and conditions to be fully satisfied prior to recognizing the full basis of the CDFI ERP award.

We believe the actions described above will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. However, the new and enhanced controls have not operated for a sufficient amount of time to conclude that the described controls are effective and the material weaknesses have been remediated. We will continue to monitor the effectiveness of these controls and will make any further changes management determines appropriate. We expect that the remediation of these material weaknesses will be completed in the first half of 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, the Company has fully remediated the internal control weaknesses related to related party transactions, journal entries and accounts payable transactions, and CECL. In addition, the Company believes it has retained competent individuals in the area of internal controls over financial reporting and has designed and implemented a control to ensure that unusual or infrequent transactions are evaluated for the proper accounting treatment and financial statement disclosure. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Other than described above, during the most recent fiscal year, there have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to our directors, executive officers and certain corporate governance practices is contained in our Proxy Statement for our 2024 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2023. Such information is incorporated herein by reference.

We maintain a Code of Ethics applicable to our board of directors, principal executive officer, as well as all of our other employees. Our Code of Ethics can be found on our internet website located at www.royalbusinessbankusa.com.

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

Securities Authorized for Issuance under Equity Compensation Plan Information

The following table provides information as of December 31, 2023, with respect to options outstanding and available under our Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	397,903	$17.61	1,032,173
Equity compensation plans not approved by security holders	—	—	—
Total	397,903	$17.61	1,032,173

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

Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2023 and 2022.

Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021.

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

4.2	Description of Registrant’s Securities (incorporated herein by reference to Exhibit 4.2 to our Form 10-K filed with the SEC on December 31, 2019)

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

10.3

Employment Agreement, dated April 12, 2017 between RBB Bancorp, Royal Business Bank and Jeffrey Yeh (incorporated herein by reference to Exhibit 10.5 to our Form 10-K/A filed with the SEC on April 4, 2022)*

10.4	First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. I-Ming (Vincent) Liu (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)*

10.5	First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. David R. Morris (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)*

10.6	First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. Jeffrey Yeh (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)*

10.7	Second Amendment of Employment Agreement, effective as of May 11, 2023, between RBB Bancorp, Royal Business Bank and David R. Morris (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 11, 2023)*

10.8	Employment Agreement, effective as of March 22, 2023, between RBB Bancorp, Royal Business Bank and Alex Ko (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 11, 2023)*

10.9	Employment Agreement, effective as of March 22, 2023, between RBB Bancorp, Royal Business Bank and Gary Fan (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 11, 2023)*

10.10	Employment Agreement, effective as of July 20, 2023, between RBB Bancorp, Royal Business Bank and Johnny Lee (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2023)*

10.11	Employment Agreement, effective as of December 7, 2023, between RBB Bancorp, Royal Business Bank and Ms. Lynn Hopkins (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 11, 2023)*

10.12	RBB Bancorp 2017 Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on January 21, 2022)*

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

10.20	Form of Restricted Stock Unit Award Agreement for Employees under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.20 to our Form 10-K/A filed with the SEC on April 4, 2022)*

10.21	Form of Restricted Stock Unit Award Agreement for Directors under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.21 to our Form 10-K/A filed with the SEC on April 4, 2022)*

21.1	Subsidiaries of RBB Bancorp (Reference is made to “Item 1. Business” for the required information.)

23.1	Consent of Crowe LLP

23.2	Consent of Eide Bailly

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	RBB Bancorp Mandatory Recovery of Compensation Policy

99.1	Consent Order dated October 25, 2023 (incorporated herein by reference to Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on October 31, 2023)

99.2	Stipulation to the Issuance of a Consent Order (incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on October 31, 2023)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of RBB Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 12, 2024.

RBB BANCORP

By:	/s/ David R. Morris
Name:	David R. Morris
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. Morris	Director and Chief Executive Officer (principal executive officer)	March 12, 2024
David R. Morris

/s/ Lynn Hopkins	Interim Executive Vice President; Chief Financial Officer (principal financial and accounting officer)	March 12, 2024
Lynn Hopkins

/s/ James W. Kao	Director, Chairman	March 12, 2024
James W. Kao

/s/ Christina Kao	Director	March 12, 2024
Christina Kao

/s/ Joyce Wong Lee	Director	March 12, 2024
Joyce Wong Lee

/s/ Christopher Lin	Director	March 12, 2024
Christopher Lin

/s/ Geraldine Pannu	Director	March 12, 2024
Geraldine Pannu

/s/ Scott Polakoff	Director	March 12, 2024
Scott Polakoff

/s/ Robert Franko	Director	March 12, 2024
Robert Franko

/s/ William A Bennett	Director	March 12, 2024
William A Bennett

/s/ Frank Wong	Director	March 12, 2024
Frank Wong