Form 10-Q
period 2024-03-31
RBB Bancorp
filed 2024-05-09
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 or

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

Number of shares of common stock of the registrant:  18,440,274 outstanding as of May 3, 2024.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 MARCH 31, 2024 AND DECEMBER 31, 2023

(In thousands, except share amounts)

	(Unaudited)
	March 31,	December 31,
	2024	2023
Assets
Cash and due from banks	$269,243	$431,373
Interest-earning deposits in other financial institutions	600	600
Securities:
Available for sale	335,194	318,961
Held to maturity (fair value of $5,047 and $5,097 at March 31, 2024 and December 31, 2023)	5,204	5,209
Mortgage loans held for sale	3,903	1,911
Loans held for investment	3,026,887	3,031,319
Unaccreted discount on acquired loans	(921)	(970)
Deferred loan costs, net	1,395	1,512
Total loans held for investment, net of deferred loan costs and unaccreted discounts on acquired loans	3,027,361	3,031,861
Allowance for loan losses	(41,688)	(41,903)
Total loans held for investment, net	2,985,673	2,989,958

Premises and equipment, net	25,363	25,684
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Net deferred tax assets	16,554	15,765
Cash surrender value of bank owned life insurance (BOLI)	59,101	58,719
Goodwill	71,498	71,498
Servicing assets	7,794	8,110
Core deposit intangibles	2,594	2,795
Right-of-use assets- operating leases	31,231	29,803
Accrued interest and other assets	49,054	50,639
Total assets	$3,878,006	$4,026,025
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$539,517	$539,621
Savings, NOW and money market accounts	642,840	632,729
Time deposits $250,000 and under	1,083,898	1,190,821
Time deposits over $250,000	762,074	811,589
Total deposits	3,028,329	3,174,760

Reserve for unfunded commitments	671	640
FHLB advances	150,000	150,000
Long-term debt, net of issuance costs	119,243	119,147
Subordinated debentures, net	14,993	14,938
Lease liabilities - operating leases	32,690	31,191
Accrued interest and other liabilities	18,094	24,089
Total liabilities	3,364,020	3,514,765

Commitments and contingencies - Note 12

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 18,578,132 shares issued and outstanding at March 31, 2024 and 18,609,179 shares issued and outstanding at December 31, 2023	271,645	271,925
Additional paid-in capital	3,348	3,623
Retained earnings	259,903	255,152
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(20,982)	(19,512)
Total shareholders’ equity	513,986	511,260
Total liabilities and shareholders’ equity	$3,878,006	$4,026,025

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024, DECEMBER 31, 2023, AND MARCH 31, 2023

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Interest and dividend income:
Interest and fees on loans	$45,547	$45,895	$49,942
Interest on interest-earning deposits	5,040	4,650	791
Interest on investment securities	3,611	3,706	2,536
Dividend income on FHLB stock	331	312	265
Interest on federal funds sold and other	266	269	217
Total interest and dividend income	54,795	54,832	53,751
Interest expense:
Interest on savings deposits, NOW and money market accounts	4,478	4,026	2,296
Interest on time deposits	23,322	22,413	13,406
Interest on long-term debt and subordinated debentures	1,679	2,284	2,539
Interest on other borrowed funds	439	440	1,409
Total interest expense	29,918	29,163	19,650
Net interest income before provision/(reversal) for credit losses	24,877	25,669	34,101
Provision/(reversal) for credit losses	—	(431)	2,014
Net interest income after provision/(reversal) for credit losses	24,877	26,100	32,087
Noninterest income:
Service charges and fees	992	972	1,023
Gain on sale of loans	312	116	29
Loan servicing fees, net of amortization	589	616	731
Increase in cash surrender value of life insurance	382	374	335
Gain/(loss) on other real estate owned	724	(57)	—
Other income	373	5,373	244
Total noninterest income	3,372	7,394	2,362
Noninterest expense:
Salaries and employee benefits	9,927	8,860	9,864
Occupancy and equipment expenses	2,443	2,387	2,398
Data processing	1,420	1,357	1,299
Legal and professional	880	1,291	3,013
Office expenses	356	349	375
Marketing and business promotion	172	241	300
Insurance and regulatory assessments	982	1,122	504
Core deposit premium	201	215	237
Other expenses	588	571	921
Total noninterest expense	16,969	16,393	18,911
Net income before income taxes	11,280	17,101	15,538
Income tax expense	3,244	5,028	4,568
Net income	$8,036	$12,073	$10,970

Net income per share
Basic	$0.43	$0.64	$0.58
Diluted	0.43	0.64	0.58

Weighted-average common shares outstanding
Basic	18,601,277	18,887,501	18,985,846
Diluted	18,666,683	18,900,351	19,049,685

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024, DECEMBER 31, 2023, AND MARCH 31, 2023

(In thousands)

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
Net income	$8,036	$12,073	$10,970

Other comprehensive (loss)/income:
Unrealized (loss)/gain on securities available for sale	(2,085)	8,987	2,577
Related income tax effect	615	(2,738)	(790)
Total other comprehensive (loss)/income	(1,470)	6,249	1,787

Total comprehensive income	$6,566	$18,322	$12,757

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive (Loss)/income, net	Total
Balance at January 1, 2024	18,609,179	$271,925	$3,623	$255,152	$72	$(19,512)	$511,260
Net income	—	—	—	8,036	—	—	8,036
Stock-based compensation, net	—	—	140	—	—	—	140
Restricted stock units vested	8,238	145	(209)	—	—	—	(64)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,976)	—	—	(2,976)
Stock options exercised	41,000	747	(206)	—	—	—	541
Repurchase of common stock	(80,285)	(1,172)	—	(309)	—	—	(1,481)
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,470)	(1,470)
Balance at March 31, 2024	18,578,132	$271,645	$3,348	$259,903	$72	$(20,982)	$513,986

Balance at January 1, 2023	18,965,776	$276,912	$3,361	$225,883	$72	$(21,665)	$484,563
Net income	—	—	—	10,970	—	—	10,970
Stock-based compensation, net	—	—	316	—	—	—	316
Restricted stock units vested	17,974	361	(361)	—	—	—	—
Cash dividends on common stock ($0.16 per share)	—	—	—	(3,038)	—	—	(3,038)
Stock options exercised	9,153	205	(46)	—	—	—	159
Other comprehensive income, net of taxes	—	—	—	—	—	1,787	1,787
Balance at March 31, 2023	18,992,903	$277,478	$3,270	$233,815	$72	$(19,878)	$494,757

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities
Net income	$8,036	$10,970
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of premises and equipment	479	504
Net accretion of securities, loans, deposits, and other	(1,430)	(629)
Amortization of investment in affordable housing tax credits	301	282
Amortization of intangible assets	597	609
Amortization of right-of-use asset	1,251	1,280
Change in operating lease liabilities	(1,180)	(1,209)
Provision for credit losses	—	2,014
Stock-based compensation	140	316
Deferred tax benefit	(174)	(293)
Gain on sale of loans	(312)	(29)
Gain on sale and transfer of OREO	(724)	—
Increase in cash surrender value of life insurance	(382)	(335)
Loans originated and purchased for sale, net	(7,252)	(831)
Proceeds from loans sold	9,077	991
Other items	(3,578)	3,178
Net cash provided by operating activities	4,849	16,818
Investing activities
Securities available for sale:
Purchases	(113,293)	(87,070)
Maturities, repayments and calls	96,082	53,838
Purchase of other equity securities, net	(71)	(222)
Net increase of investment in qualified affordable housing projects	—	(24)
Net increase in loans	(674)	(6,124)
Proceeds from sales of OREO	1,573	—
Purchases of premises and equipment	(149)	(524)
Net cash used in investing activities	(16,532)	(40,126)
Financing activities
Net increase (decrease) in demand deposits and savings accounts	10,007	(124,803)
Net (decrease) increase in time deposits	(156,474)	298,145
Proceeds from FHLB advances	—	80,000
Repayments of FHLB Advances	—	(80,000)
Cash dividends paid	(2,976)	(3,038)
Restricted stock units vesting	(64)	—
Common stock repurchased, net of repurchased costs	(1,481)	—
Exercise of stock options	541	159
Net cash (used in) provided by financing activities	(150,447)	170,463
Net (decrease) increase in cash and cash equivalents	(162,130)	147,155
Cash and cash equivalents at beginning of period	431,373	83,548
Cash and cash equivalents at end of period	$269,243	$230,703
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$35,300	$18,700
Taxes paid (refund)	—	(46)
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	1,920	—
Loans transfer to held for sale, net	3,505	132
Additions to servicing assets	80	10
Net change in unrealized holding gain on securities available for sale	(2,085)	2,577
Recognition of operating lease right-of-use assets	(2,679)	(5,764)
Recognition of operating lease liabilities	2,679	5,764

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 - BUSINESS DESCRIPTION

RBB Bancorp (“RBB”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, Royal Business Bank ("Bank") and RBB Asset Management Company (“RAM”). RAM was formed to hold and manage problem assets acquired in business combinations. When we refer to “we”, “us”, “our”, or the “Company”, we are referring to RBB Bancorp and its consolidated subsidiaries including the Bank and RAM, collectively. When we refer to the “parent company”, “Bancorp”, or the “holding company”, we are referring to RBB Bancorp, the parent company, on a stand-alone basis.

At March 31, 2024, we had total assets of $3.9 billion, total loans of $3.0 billion, total deposits of $3.0 billion and total shareholders' equity of $514.0 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides business-banking products and services predominantly to the Asian-American communities through full service branches located in Los Angeles County, Orange County and Ventura County in California, Las Vegas (Nevada), the New York City metropolitan areas, Chicago (Illinois), Edison (New Jersey) and Honolulu (Hawaii). The products and services include commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts, including specialized services such as remote deposit, E-banking, and mobile banking.

We operate as a minority depository institution, which is defined by the FDIC as a federally insured depository institution where 51% or more of the voting stock is owned by minority individuals or a majority of the board of directors is minority and the community that the institution serves is predominantly minority. A minority depository institution is eligible to receive from the FDIC and other federal regulatory agencies training, technical assistance and review, and assistance regarding the implementation of proposed new deposit taking and lending programs, as well as with respect to the adoption of applicable policies and procedures governing such programs. We intend to maintain our minority depository institution designation, as it is expected that at least 51% of our issued and outstanding shares of capital shall remain owned by minority individuals. The minority depository institution designation has been historically beneficial to us, as the FDIC has reviewed and assisted with the implementation of our deposit and lending programs, and we continue to use the program for technical assistance.

We operate full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, and Westlake Village, California; Las Vegas, Nevada; Manhattan, Brooklyn, Flushing, and Elmhurst, New York; the Chinatown and Bridgeport neighborhoods of Chicago, Illinois; Edison, New Jersey; and Honolulu, Hawaii. Our primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals.

We generate our revenue primarily from interest received on loans and, to a lesser extent, from interest received on investment securities. We also derive income from noninterest sources, such as fees received in connection with various lending and deposit services, loan servicing, gain on sales of loans and wealth management services. Our principal expenses include interest expense on deposits and borrowings, and operating expenses, such as salaries and employee benefits, occupancy and equipment, data processing, and income tax expense.

We completed six whole bank acquisitions and one branch acquisition from July 2011 through January 2022. All of our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “2023 Annual Report”).

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in "Note 2 – Basis of Presentation and Summary of Significant Accounting Policies" in our consolidated financial statements as of and for the year ended December 31, 2023, included in our 2023 Annual Report. The Financial Accounting Standards Board ("FASB") issues Accounting Standards Updates ("ASU" or “Update”) and Accounting Standards Codifications (“ASC”), which are the primary source of GAAP.

Recent Accounting Pronouncements

Recently adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820)—Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This pronouncement clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. We adopted ASU 2022-03 on  January 1, 2024 and the adoption did not have a material impact on our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323). This Update permits reporting entities to elect to account for their tax equity investments using the proportional amortization method if certain conditions are met. It requires that a liability to be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. The reporting entity needs to disclose the nature of its tax equity investments and the effect of its tax equity investments on its financial position and results of operations. ASU 2023-02 is effective for us in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We adopted ASU 2023-02 on  January 1, 2024 and the adoption did not have a material impact on our consolidated financial statements.

Recently issued not yet effective

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This Update enhances the transparency and decision usefulness of income tax disclosures. The amendments in this Update require the following: 1) consistent categories and greater disaggregation of information in the rate reconciliation, and 2) income taxes paid disaggregated by jurisdiction. The amendments in the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. Retrospective application is permitted. Adoption of ASU 2023-09 is not expected to have a material impact on our consolidated financial statements.

NOTE 3 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of investment securities available for sale (“AFS”) and  held to maturity (“HTM”) and the corresponding amounts of gross unrealized gains and losses as of the dates indicated:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2024	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$7,586	$—	$(527)	$7,059
SBA agency securities	14,524	40	(250)	14,314
Mortgage-backed securities: residential	39,567	—	(6,387)	33,180
Collateralized mortgage obligations: residential	100,808	169	(12,878)	88,099
Collateralized mortgage obligations: commercial	78,404	105	(2,872)	75,637
Commercial paper	77,088	—	(22)	77,066
Corporate debt securities	34,784	21	(4,175)	30,630
Municipal securities	12,627	—	(3,418)	9,209
Total available for sale	$365,388	$335	$(30,529)	$335,194

Held to maturity
Municipal taxable securities	$501	$—	$(1)	$500
Municipal securities	4,703	—	(156)	4,547
Total held to maturity	$5,204	$—	$(157)	$5,047

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
Available for sale
Government agency securities	$8,705	$—	$(544)	$8,161
SBA agency securities	13,289	144	(216)	13,217
Mortgage-backed securities: residential	40,507	—	(5,855)	34,652
Collateralized mortgage obligations: residential	94,071	454	(12,198)	82,327
Collateralized mortgage obligations: commercial	69,941	22	(2,664)	67,299
Commercial paper	73,121	—	(16)	73,105
Corporate debt securities	34,800	—	(4,109)	30,691
Municipal securities	12,636	—	(3,127)	9,509
Total available for sale	$347,070	$620	$(28,729)	$318,961

Held to maturity
Municipal taxable securities	$501	$3	$—	$504
Municipal securities	4,708	—	(115)	4,593
Total held to maturity	$5,209	$3	$(115)	$5,097

We pledged investment securities with a fair value of $33.1 million and $95.3 million for certificates of deposit from the State of California, secured Federal funds arrangements, and other local agency deposits at March 31, 2024 and December 31, 2023.

There were no sales of investment securities during the three months ended March 31, 2024, December 31, 2023, and March 31, 2023.

Accrued interest receivable for investment securities at March 31, 2024 and December 31, 2023 totaled $1.1 million and $962,000.

The table below summarizes amortized cost and fair value of the investment securities portfolio, by expected maturity, as of the dates indicated. Mortgage-backed securities are classified in accordance with their estimated average life. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
March 31, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Government agency securities	$—	$—	$7,586	$7,059	$—	$—	$—	$—	$7,586	$7,059
SBA agency securities	—	—	2,241	2,024	12,283	12,290	—	—	14,524	14,314
Mortgage-backed securities: residential	—	—	10,505	9,428	19,435	16,327	9,627	7,425	39,567	33,180
Collateralized mortgage obligations: residential	17	16	36,137	35,226	64,654	52,857	—	—	100,808	88,099
Collateralized mortgage obligations: commercial	4,096	4,071	19,849	18,023	54,459	53,543	—	—	78,404	75,637
Commercial paper	77,088	77,066	—	—	—	—	—	—	77,088	77,066
Corporate debt securities	—	—	12,906	12,533	19,245	16,160	2,633	1,937	34,784	30,630
Municipal securities	—	—	—	—	—	—	12,627	9,209	12,627	9,209
Total available for sale	$81,201	$81,153	$89,224	$84,293	$170,076	$151,177	$24,887	$18,571	$365,388	$335,194

Municipal taxable securities	$—	$—	$501	$500	$—	$—	$—	$—	$501	$500
Municipal securities	—	—	—	—	2,951	2,847	1,752	1,700	4,703	4,547
Total held to maturity	$—	$—	$501	$500	$2,951	$2,847	$1,752	$1,700	$5,204	$5,047

December 31, 2023
Government agency securities	$—	$—	$8,705	$8,161	$—	$—	$—	$—	$8,705	$8,161
SBA agency securities	—	—	2,292	2,095	10,997	11,122	—	—	13,289	13,217
Mortgage-backed securities: residential	—	—	11,023	9,986	19,762	16,965	9,722	7,701	40,507	34,652
Collateralized mortgage obligations: residential	18	17	36,876	35,758	57,177	46,552	—	—	94,071	82,327
Collateralized mortgage obligations: commercial	3,014	3,018	20,296	18,481	46,631	45,800	—	—	69,941	67,299
Commercial paper	73,121	73,105	—	—	—	—	—	—	73,121	73,105
Corporate debt securities	—	—	12,912	12,491	19,249	16,232	2,639	1,968	34,800	30,691
Municipal securities	—	—	—	—	—	—	12,636	9,509	12,636	9,509
Total available for sale	$76,153	$76,140	$92,104	$86,972	$153,816	$136,671	$24,997	$19,178	$347,070	$318,961

Municipal taxable securities	$—	$—	$501	$504	$—	$—	$—	$—	$501	$504
Municipal securities	—	—	—	—	2,952	2,873	1,756	1,720	4,708	4,593
Total held to maturity	$—	$—	$501	$504	$2,952	$2,873	$1,756	$1,720	$5,209	$5,097

The following tables show the fair value and gross unrealized losses of our investment securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, as of the dates indicated:

(dollars in thousands)	Less than Twelve Months		Twelve Months or More		Total
March 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency securities	$3,513	$(57)	$3,546	$(470)	$7,059	$(527)
SBA securities	6,341	(33)	2,023	(217)	8,364	(250)
Mortgage-backed securities: residential	—	—	33,180	(6,387)	33,180	(6,387)
Collateralized mortgage obligations: residential	13,963	(146)	60,647	(12,732)	74,610	(12,878)
Collateralized mortgage obligations: commercial	26,029	(267)	34,431	(2,605)	60,460	(2,872)
Commercial paper (1)	39,731	(22)	—	—	39,731	(22)
Corporate debt securities	—	—	27,559	(4,175)	27,559	(4,175)
Municipal securities	—	—	9,209	(3,418)	9,209	(3,418)
Total available for sale	$89,577	$(525)	$170,595	$(30,004)	$260,172	$(30,529)

Municipal taxable securities	$500	$(1)	$—	$—	$500	$(1)
Municipal securities	788	(12)	3,759	(144)	4,547	(156)
Total held to maturity	$1,288	$(13)	$3,759	$(144)	$5,047	$(157)
(1)	We held $37.3 million of commercial paper where the amortized cost and fair value are equal as of March 31, 2024.

(dollars in thousands)	Less than Twelve Months		Twelve Months or More		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government agency securities	$4,238	$(72)	$3,923	$(472)	$8,161	$(544)
SBA securities	5,102	(18)	2,094	(198)	7,196	(216)
Mortgage-backed securities: residential	—	—	34,652	(5,855)	34,652	(5,855)
Collateralized mortgage obligations: residential	2,597	(37)	60,275	(12,161)	62,872	(12,198)
Collateralized mortgage obligations: commercial	18,463	(70)	35,077	(2,594)	53,540	(2,664)
Commercial paper (1)	53,211	(16)	—	—	53,211	(16)
Corporate debt securities	—	—	30,691	(4,109)	30,691	(4,109)
Municipal securities	—	—	9,509	(3,127)	9,509	(3,127)
Total available for sale	$83,611	$(213)	$176,221	$(28,516)	$259,832	$(28,729)

Municipal securities	$1,397	$(19)	$3,196	$(96)	$4,593	$(115)
Total held to maturity	$1,397	$(19)	$3,196	$(96)	$4,593	$(115)
(1)	We held $19.9 million of commercial paper where the amortized cost and fair value are equal as of December 31, 2023.

The securities that were in an unrealized loss position at March 31, 2024 and December 31, 2023, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. At March 31, 2024 and December 31, 2023, there was no allowance for credit losses (“ACL”) on the HTM securities portfolio.

We concluded that the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to our knowledge, established any cause for default on these securities. We expect to recover the amortized cost basis of our securities and have no present intent to sell and will not be required to sell securities that have declined below their cost before their anticipated recovery. Accordingly, no ACL was recorded as of March 31, 2024 and December 31, 2023, against AFS securities, and there was no provision for credit losses recognized for the three months ended March 31, 2024 and 2023.

Equity Securities - We have several Community Reinvestment Act (“CRA”) equity investments. We recorded no gain nor loss for the three months ended March 31, 2024 and  March 31, 2023. Other equity securities (included in “Accrued interest and other assets” in the consolidated balance sheets) were $22.3 million as of March 31, 2024 and December 31, 2023.

NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES

Our loan portfolio consists primarily of loans to borrowers within the Southern California metropolitan area, the New York City metropolitan area, Chicago (Illinois), Las Vegas (Nevada), Edison (New Jersey) and Honolulu (Hawaii). Although we seek to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in our market area and, as a result, our loan and collateral portfolios are, to some degree, concentrated in those industries.

The following table presents the balances in our loan held for investment ("HFI") portfolio as of the dates indicated:

(dollars in thousands)	March 31, 2024	December 31, 2023
Loans HFI:(1)
Real Estate:
Construction and land development	$198,070	$181,469
Commercial real estate (2)	1,178,498	1,167,857
Single-family residential mortgages	1,463,497	1,487,796
Commercial:
Commercial and industrial	121,441	130,096
SBA	54,677	52,074
Other	11,178	12,569
Total loans HFI (1)	$3,027,361	$3,031,861
Allowance for loan losses	(41,688)	(41,903)
Total loans HFI, net	$2,985,673	$2,989,958
(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential and 1-4 residential loans for a business purpose.

We use both internal and external qualitative factors within the Current Expected Credit Losses (“CECL”) model: lending policies, procedures, and strategies; economic conditions; changes in nature and volume of the portfolio; credit staffing and administration experience; problem loan trends; loan review results; collateral values; concentrations; and regulatory and business environment. During the first quarter of 2024, we recorded a decrease of $215,000 to the allowance for loan losses (“ALL”) and an increase of $31,000 to the reserve for unfunded commitments (“RUC”) compared to an increase of $2.0 million to the ALL and a decrease of $138,000 to the RUC during the first quarter of 2023.

The following table presents a summary of the changes in the ACL for the periods indicated:

	For the Three Months Ended March 31,
	2024			2023
(dollars in thousands)	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses
Beginning balance	$41,903	$640	$42,543	$41,076	$1,156	$42,232
(Reversal)/provision for credit losses	(31)	31	—	2,152	(138)	2,014
Less loans charged-off	(214)	—	(214)	(161)	—	(161)
Recoveries on loans charged-off	30	—	30	4	—	4
Ending balance	$41,688	$671	$42,359	$43,071	$1,018	$44,089

The following tables present the balance and activity related to the ALL for loans HFI by loan portfolio segment for the periods presented.

	For the Three Months Ended March 31, 2024
(dollars in thousands)	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:
Beginning balance	$1,219	$17,826	$20,117	$1,348	$1,196	$197	$41,903
Provisions/(reversal) for credit losses	92	597	(239)	(52)	(461)	32	(31)
Charge-offs	—	(116)	—	(3)	—	(95)	(214)
Recoveries	—	—	—	1	—	29	30
Ending allowance balance	$1,311	$18,307	$19,878	$1,294	$735	$163	$41,688

	For the Three Months Ended December 31, 2023
(dollars in thousands)	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:
Beginning balance	$1,767	$17,575	$20,340	$1,367	$1,176	$205	$42,430
(Reversal)/provisions for credit losses	(419)	171	(223)	(20)	20	53	(418)
Charge-offs	(129)	—	—	—	—	(74)	(203)
Recoveries	—	80	—	1	—	13	94
Ending allowance balance	$1,219	$17,826	$20,117	$1,348	$1,196	$197	$41,903

	For the Three Months Ended March 31, 2023
(dollars in thousands)	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:
Beginning balance	$2,638	$17,657	$17,640	$1,804	$621	$716	$41,076
(Reversal)/provisions for credit losses	(247)	491	2,169	(303)	50	(8)	2,152
Charge-offs	—	—	(93)	—	—	(68)	(161)
Recoveries	—	—	—	—	1	3	4
Ending allowance balance	$2,391	$18,148	$19,716	$1,501	$672	$643	$43,071

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. We use the following definitions for risk ratings:

Pass - Loans classified as pass include loans not meeting the risk ratings defined below.

Special Mention - Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

The following tables summarize our loans HFI by loan portfolio segment, risk rating and vintage year as of the dates indicated. The vintage year is the year of origination, renewal or major modification.

	Term Loan by Vintage
March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
(dollars in thousands)
Real estate:
Construction and land development
Pass	$103,198	$47,311	$17,582	$14,140	$3,925	$225	$—	$—	$186,381
Special mention	—	—	—	11,689	—	—	—	—	11,689
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$103,198	$47,311	$17,582	$25,829	$3,925	$225	$—	$—	$198,070
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$61,366	$72,397	$417,258	$183,574	$174,650	$239,452	$—	$—	$1,148,697
Special mention	—	—	—	—	—	6,851	—	—	6,851
Substandard	—	299	—	—	11,171	11,480	—	—	22,950
Doubtful	—	—	—	—	—	—	—	—	—
Total	$61,366	$72,696	$417,258	$183,574	$185,821	$257,783	$—	$—	$1,178,498
YTD gross write-offs	$—	$—	$—	$—	$116	$—	$—	$—	$116
Single-family residential mortgages
Pass	$8,666	$152,528	$583,948	$235,679	$121,112	$336,587	$1,487	$—	$1,440,007
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	712	1,690	5,073	16,015	—	—	23,490
Doubtful	—	—	—	—	—	—	—	—	—
Total	$8,666	$152,528	$584,660	$237,369	$126,185	$352,602	$1,487	$—	$1,463,497
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial:
Commercial and industrial									—
Pass	$7,467	$1,216	$3,118	$5,912	$2,377	$6,574	$85,700	$—	$112,364
Special mention	—	—	—	—	—	—	678	—	678
Substandard	—	—	83	—	1,387	4,854	2,075	—	8,399
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,467	$1,216	$3,201	$5,912	$3,764	$11,428	$88,453	$—	$121,441
YTD gross write-offs	$—	$—	$3	$—	$—	$—	$—	$—	$3
SBA
Pass	$7,071	$3,295	$10,979	$9,869	$1,998	$17,860	$—	$—	$51,072
Special mention	—	—	—	332	—	1,030	—	—	1,362
Substandard	—	—	—	—	—	2,243	—	—	2,243
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,071	$3,295	$10,979	$10,201	$1,998	$21,133	$—	$—	$54,677
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other:
Pass	$—	$181	$2,401	$7,915	$551	$20	$22	$—	$11,090
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	73	9	6	—	—	—	88
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$181	$2,474	$7,924	$557	$20	$22	$—	$11,178
YTD gross write-offs	$—	$—	$—	$95	$—	$—	$—	$—	$95
Total by risk rating:
Pass	$187,768	$276,928	$1,035,286	$457,089	$304,613	$600,718	$87,209	$—	$2,949,611
Special mention	—	—	—	12,021	—	7,881	678	—	20,580
Substandard	—	299	868	1,699	17,637	34,592	2,075	—	57,170
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$187,768	$277,227	$1,036,154	$470,809	$322,250	$643,191	$89,962	$—	$3,027,361
Total YTD gross write-offs	$—	$—	$3	$95	$116	$—	$—	$—	$214

	Term Loan by Vintage
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
(dollars in thousands)
Real estate:
Construction and land development
Pass	$127,602	$25,880	$12,168	$3,919	$192	$32	$—	$—	$169,793
Special mention	—	—	11,676	—	—	—	—	—	11,676
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$127,602	$25,880	$23,844	$3,919	$192	$32	$—	$—	$181,469
YTD gross write-offs	$—	$—	$—	$—	$—	$140	$—	$—	$140
Commercial real estate
Pass	$90,126	$423,564	$186,904	$175,650	$94,796	$152,847	$—	$—	$1,123,887
Special mention	—	—	—	—	7,719	4,880	—	—	12,599
Substandard	301	—	—	11,410	2,295	17,365	—	—	31,371
Doubtful	—	—	—	—	—	—	—	—	—
Total	$90,427	$423,564	$186,904	$187,060	$104,810	$175,092	$—	$—	$1,167,857
YTD gross write-offs	$—	$2,078	$—	$459	$—	$—	$—	$—	$2,537
Single-family residential mortgages
Pass	$156,372	$593,539	$239,502	$125,346	$83,002	$265,050	$1,720	$—	$1,464,531
Special mention	—	—	619	—	—	3,855	—	—	4,474
Substandard	—	719	758	4,985	545	11,740	44	—	18,791
Doubtful	—	—	—	—	—	—	—	—	—
Total	$156,372	$594,258	$240,879	$130,331	$83,547	$280,645	$1,764	$—	$1,487,796
YTD gross write-offs	$—	$—	$—	$93	$—	$—	$—	$—	$93
Commercial:
Commercial and industrial									—
Pass	$1,305	$3,283	$6,281	$2,901	$2,049	$4,700	$99,339	$—	$119,858
Special mention	—	—	—	—	—	—	2,737	—	2,737
Substandard	—	87	—	1,410	7	4,952	1,045	—	7,501
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,305	$3,370	$6,281	$4,311	$2,056	$9,652	$103,121	$—	$130,096
YTD gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA
Pass	$5,642	$11,023	$10,037	$2,324	$4,588	$13,783	$—	$—	$47,397
Special mention	—	—	331	—	—	1,025	—	—	1,356
Substandard	—	—	—	—	85	3,236	—	—	3,321
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,642	$11,023	$10,368	$2,324	$4,673	$18,044	$—	$—	$52,074
YTD gross write-offs	$—	$—	$—	$—	$—	$62	$—	$—	$62
Other:
Pass	$193	$2,727	$8,813	$674	$29	$—	$18	$—	$12,454
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	80	28	7	—	—	—	—	115
Doubtful	—	—	—	—	—	—	—	—	—
Total	$193	$2,807	$8,841	$681	$29	$—	$18	$—	$12,569
YTD gross write-offs	$—	$79	$273	$10	$—	$—	$—	$—	$362
Total by risk rating:
Pass	$381,240	$1,060,016	$463,705	$310,814	$184,656	$436,412	$101,077	$—	$2,937,920
Special mention	—	—	12,626	—	7,719	9,760	2,737	—	32,842
Substandard	301	886	786	17,812	2,932	37,293	1,089	—	61,099
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$381,541	$1,060,902	$477,117	$328,626	$195,307	$483,465	$104,903	$—	$3,031,861
Total YTD gross write-offs	$—	$2,157	$273	$562	$—	$202	$—	$—	$3,194

The following tables present the aging of the recorded investment in past due loans, by loan portfolio segment, as of the dates indicated.

March 31, 2024	30-59 Days	60-89 Days	90 Days Or More	Total Past Due (1)	Loans Not Past Due	Total Loans (1)	Nonaccrual Loans (1)
(dollars in thousands)
Real estate:
Construction and land development	$—	$—	$—	$—	$198,070	$198,070	$—
Commercial real estate	9,479	—	1,582	11,061	1,167,437	1,178,498	10,314
Single-family residential mortgages	3,400	929	19,986	24,315	1,439,182	1,463,497	22,806
Commercial:
Commercial and industrial	100	6,934	1,640	8,674	112,767	121,441	1,780
SBA	1,065	—	477	1,542	53,135	54,677	1,026
Other	23	18	9	50	11,128	11,178	9
Total	$14,067	$7,881	$23,694	$45,642	$2,981,719	$3,027,361	$35,935

December 31, 2023
Real estate:
Construction and land development	$—	$—	$—	$—	$181,469	$181,469	$—
Commercial real estate	1,341	216	1,582	3,139	1,164,718	1,167,857	10,569
Single-family residential mortgages	9,050	5,795	15,134	29,979	1,457,817	1,487,796	18,103
Commercial:
Commercial and industrial	1,544	—	854	2,398	127,698	130,096	854
SBA	356	—	2,085	2,441	49,633	52,074	2,085
Other	160	20	8	188	12,381	12,569	8
Total	$12,451	$6,031	$19,663	$38,145	$2,993,716	$3,031,861	$31,619
(1)	Past due loans include nonaccrual loans and are therefore included in total loans.

We have no loans that are 90 days or more past due and still accruing at March 31, 2024 and December 31, 2023.

The following table presents the loans on nonaccrual status and the volume of such loans with no ALL, by loan portfolio segment, as of the dates indicated:

	March 31, 2024		December 31, 2023
	Nonaccrual		Nonaccrual
	with no		with no
	Allowance		Allowance
(dollars in thousands)	for Loan Loss	Nonaccrual	for Loan Loss	Nonaccrual
Real estate:
Commercial real estate	$10,314	$10,314	$10,569	$10,569
Single-family residential mortgages	22,806	22,806	18,103	18,103
Commercial:
Commercial and industrial	1,640	1,780	610	854
SBA	1,026	1,026	937	2,085
Other	—	9	—	8
Total	$35,786	$35,935	$30,219	$31,619

The following tables present the class of collateral, by loan portfolio segment, for individually evaluated, collateral dependent loans as of the dates indicated:

	March 31, 2024
(dollars in thousands)	Commercial Real Estate	Residential Real Estate	Business Assets	Total
Real Estate:
Commercial real estate	$10,116	$198	$—	$10,314
Single-family residential mortgages	—	22,806	—	22,806
Commercial:
Commercial and industrial	—	1,640	140	1,780
SBA	903	38	85	1,026
Total loans	$11,019	$24,682	$225	$35,926

	December 31, 2023
(dollars in thousands)	Commercial Real Estate	Residential Real Estate	Business Assets	Total
Real Estate:
Commercial real estate	$10,353	$216	$—	$10,569
Single-family residential mortgages	—	18,103	—	18,103
Commercial:
Commercial and industrial	—	610	244	854
SBA	800	1,200	85	2,085
Total loans	$11,153	$20,129	$329	$31,611

No interest income was recognized on a cash basis during the three months ended March 31, 2024, and 2023. We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2024, and March 31, 2023, while the loans were in nonaccrual status.

Occasionally, we modify loans to borrowers in financial distress by providing principal forgiveness, term extension, or interest rate reduction. We may provide multiple types of concessions on one loan. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for loan losses.

There were no loans that were both experiencing financial difficulty and modified during the three months ended March 31, 2024 and 2023.

There were no commitments to lend additional amounts at March 31, 2024 and December 31, 2023 to customers with outstanding modified loans. There were no nonaccrual loans that were modified during the past twelve months that had payment defaults during the periods.

NOTE 5 - LOAN SERVICING

The loans being serviced for others are not reported as assets in our consolidated balance sheet. The table below presents the principal balances of the loans serviced for others, by loan portfolio segment, as of the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Loans serviced for others:
Mortgage loans	$990,930	$1,014,017
SBA loans	100,713	100,336
Commercial real estate loans	3,798	3,813
Construction loans	5,096	4,710

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is net against loan servicing fee income. Loan servicing fees, net of amortization, totaled $589,000, $616,000, and $731,000 for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023.

When loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If we later determine that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.

The table below presents the activity in the servicing assets for the periods indicated:

	Three Months Ended
	March 31, 2024		December 31, 2023		March 31, 2023
	Mortgage	SBA	Mortgage	SBA	Mortgage	SBA
(dollars in thousands)	Loans	Loans	Loans	Loans	Loans	Loans
Servicing assets:
Beginning of period	$6,509	$1,601	$6,715	$1,724	$7,354	$2,167
Additions	43	37	37	11	9	1
Disposals	(113)	(42)	(74)	(70)	(68)	(49)
Amortized to expense	(178)	(63)	(169)	(64)	(177)	(78)
End of period	$6,261	$1,533	$6,509	$1,601	$7,118	$2,041

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

The estimated fair value of servicing assets for mortgage loans was $12.1 million and $12.1 million as of  March 31, 2024 and  December 31, 2023. Fair value at  March 31, 2024 was determined using a discount rate of 11.22%, average prepayment speed of 7.85%, depending on the stratification of the specific right, and a weighted-average default rate of 0.09%. Fair value at  December 31, 2023 was determined using a discount rate of 11.23%, average prepayment speed of 7.91%, depending on the stratification of the specific right, and a weighted-average default rate of 0.10%.

The fair value of servicing assets for SBA loans was $2.7 million and $2.8 million as of  March 31, 2024 and  December 31, 2023. Fair value at  March 31, 2024 was determined using a discount rate of 8.5%, average prepayment speed of 18.31%, depending on the stratification of the specific right, and a weighted-average default rate of 0.79%. Fair value at  December 31, 2023 was determined using a discount rate of 8.5%, average prepayment speed of 17.68%, depending on the stratification of the specific right, and a weighted-average default rate of 0.73%.

NOTE 6 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions is tested for impairment at least annually during the fourth quarter of each year, and more frequently, if events or circumstances indicate the value of goodwill may be impaired. We completed our most recent evaluation of goodwill as of December 31, 2023 and determined that no goodwill impairment existed. Goodwill amounted to $71.5 million at both  March 31, 2024 and  December 31, 2023, and is the only intangible asset with an indefinite life on our balance sheet. There were no triggering events during the first quarter of 2024 that caused management to evaluate goodwill for a quantitative impairment analysis as of March 31, 2024. We did not record any adjustments to goodwill during the three months ended March 31, 2024 and March 31, 2023.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank and branch acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. The unamortized balance at March 31, 2024 and December 31, 2023 was $2.6 million and $2.8 million. CDI amortization expense was $201,000 and $237,000 for the three months ended March 31, 2024 and 2023.

Estimated CDI amortization expense for future years is as follows:

(dollars in thousands)
As of March 31, 2024	CDI Amortization Expense
Remainder of 2024	$583
2025	672
2026	501
2027	417
2028	297
Thereafter	124
Total	$2,594

NOTE 7 - DEPOSITS

At March 31, 2024, the scheduled maturities of time deposits are as follows:

(dollars in thousands)	$250,000 and under	Greater than $250,000	Total
Time Deposits Maturities Periods:
Within one year	$1,070,847	$761,348	$1,832,195
Two to three years	12,160	426	12,586
Over three years	891	300	1,191
Total	$1,083,898	$762,074	$1,845,972

Time deposits include deposits acquired through both retail and wholesale channels. Wholesale channels include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services. Such wholesale deposits totaled $197.6 million at March 31, 2024 and $405.6 million at December 31, 2023. Brokered time deposits were $153.0 million at March 31, 2024 and $254.9 million at December 31, 2023. Collateralized deposits from the State of California totaled $10.0 million at March 31, 2024 and $80.0 million at December 31, 2023. Time deposits acquired through internet listing services totaled $34.6 million at March 31, 2024 and $61.4 million at December 31, 2023.

In addition, we offer retail deposit products where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs. Time deposits held through the CDARS program were $149.5 million at March 31, 2024 and $135.7 million at December 31, 2023. ICS deposits totaled $122.2 million at March 31, 2024 and $109.2 million at December 31, 2023.

NOTE 8 - LONG-TERM DEBT

In  November 2018, we issued $55.0 million of 6.18% fixed-to-floating rate subordinated notes, with a  December 1, 2028 maturity date (the “2028 Subordinated Notes”). The interest rate was fixed through  December 1, 2023 and was scheduled to float at three-month CME Term SOFR plus applicable tenor spread adjustment of 26 basis points plus 315 basis points thereafter. On December 1, 2023, we redeemed the 2028 Subordinated Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

In March 2021, we issued $120.0 million of 4.00% fixed-to-floating rate subordinated notes, with an  April 1, 2031 maturity date (the “2031 Subordinated Notes”). The interest rate is fixed through April 1, 2026 and is scheduled to float at three-month SOFR plus 329 basis points thereafter. We can redeem the 2031 Subordinated Notes beginning April 1, 2026. The 2031 Subordinated Notes are considered Tier 2 capital at the Company.

         We were in compliance with all covenants under the long-term debt as of  March  31, 2024. We paid interest expense of $1.2 million and $2.1 million for three months ended March 31, 2024 and 2023 on the subordinated notes. The aggregate amount of amortization expense was $95,000 and $145,000 for three months ended March 31, 2024 and  2023.

The table below presents the long-term debt and unamortized debt issuance costs as of the dates indicated:

(dollars in thousands)	March 31, 2024	December 31, 2023
Principal	$120,000	$120,000
Unamortized debt issuance costs	(757)	(853)
Long-term debt, net of issuance costs	$119,243	$119,147

NOTE 9 - SUBORDINATED DEBENTURES

Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.0 million and $14.9 million as of March 31, 2024 and December 31, 2023. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. We  may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System at 100% of the principal amount, plus accrued and unpaid interest. These subordinated debentures consist of the following and are described in detail after the table below:

(dollars in thousands)	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	March 31, 2024 Effective Rate	Stated Maturity
Subordinated debentures:
TFC Trust	December 22, 2006	$5,155	$1,166	$3,989	Three-month CME Term SOFR plus 0.26% (a) plus 1.65%,	7.24%	March 15, 2037
FAIC Trust	December 15, 2004	7,217	822	6,395	Three-month CME Term SOFR plus 0.26% (a) plus 2.25%	7.84%	December 15, 2034
PGBH Trust	December 15, 2004	5,155	546	4,609	Three-month CME Term SOFR plus 0.26% (a) plus 2.10%	7.69%	December 15, 2034
Total		$17,527	$2,534	$14,993

(a) Represents applicable tenor spread adjustment when the original LIBOR index was discontinued on June 30, 2023.

In 2016, we, through the acquisition of Tomato Bank and its holding company, TFC Holding Company (“TFC”), acquired TFC Statutory Trust (the “TFC Trust”). TFC Trust issued 5,000 fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $155,000. TFC issued $5 million of subordinated debentures to TFC Trust in exchange for ownership of all of the common securities of TFC Trust and the proceeds of the preferred securities sold by TFC Trust. We are not considered the primary beneficiary of TFC trust (variable interest entity), therefore TFC Trust is not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. We also purchased an investment in the common stock of TFC Trust for $155,000, which is included in other assets. At the close of this acquisition, a $1.9 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $1.2 million at March 31, 2024 and $1.2 million at December 31, 2023. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 7.24% as of March 31, 2024 and 7.30% at December 31, 2023.

In October 2018, we, through the acquisition of First American International Corp. (“FAIC”), acquired First American International Statutory Trust I (“FAIC Trust”). FAIC Trust issued 7,000 units of thirty-year fixed-to-floating rate capital securities with an aggregate liquidation amount of $7.0 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $217,000. We are not considered the primary beneficiary of FAIC Trust (variable interest entity), therefore FAIC Trust is not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. We purchased an investment in the common stock of FAIC Trust for $217,000, which is included in other assets. At the close of this acquisition, a $1.2 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $822,000 at March 31, 2024 and $842,000 at December 31, 2023. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 7.84% as of March 31, 2024 and 7.90% at December 31, 2023.

In January 2020, we, through the acquisition of PGB Holdings, Inc., acquired Pacific Global Bank Trust I (“PGBH Trust”). PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $155,000. We are not considered the primary beneficiary of PGBH Trust (variable interest entity), therefore PGBH Trust is not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. We purchased an investment in the common stock of PGBH Trust for $155,000, which is included in other assets. At the close of this acquisition, a $763,000 valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $546,000 at March 31, 2024 and $559,000 at December 31, 2023. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 7.69% as of March 31, 2024 and 7.75% at December 31, 2023.

We paid interest expense of $329,000 and $290,000 for three months ended March 31, 2024 and 2023 on the subordinated debentures. The aggregate amount of amortization expense was $55,000 for each of the three months ended March 31, 2024 and 2023.

For regulatory reporting purposes, the Federal Reserve has indicated that the capital or trust preferred securities qualify as Tier 1 capital of the Company subject to previously specified limitations (including that the asset size of the issuer did not exceed $15 billion), until further notice. If regulators make a determination that the capital securities can no longer be considered in regulatory capital, the securities become callable and we may redeem them.

NOTE 10 - BORROWING ARRANGEMENTS

We have established secured and unsecured lines of credit. We may borrow funds from time to time on a term or overnight basis from the Federal Home Loan Bank of San Francisco (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”) and other financial institutions as indicated below.

FHLB Secured Line of Credit and Advances. At March 31, 2024, we had a secured borrowing capacity with the FHLB of $1.0 billion collateralized by pledged residential and commercial loans with a carrying value of $1.4 billion. At March 31, 2024, we had no overnight advances and $150.0 million of advances with an original term of five years at a weighted average rate of 1.18% which mature in the first quarter of 2025. We paid interest expense on FHLB advances of $439,000 and $1.4 million for the three months ended March 31, 2024 and 2023.

FRB Secured Line of Credit. At March 31, 2024, we had secured borrowing capacity with the FRB of $43.9 million collateralized by pledged loans with a carrying value of $62.4 million.

Federal Funds Arrangements with Commercial Banks. At March 31, 2024, we had borrowing capacity of $92.0 million from other financial institutions, of which $80.0 million was on an unsecured basis and $12.0 million was collateralized by investment securities with fair market value of $21.1 million.

There were no amounts outstanding under any of the other borrowing arrangements above as of March 31, 2024, except the FHLB advances maturing in the first quarter of 2025.

NOTE 11 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

We recorded an income tax provision of $3.2 million and $4.6 million, reflecting an effective tax rate of 28.8% and 29.4% for the three months ended March 31, 2024 and 2023. We recognized a tax expense/(benefit) from stock option exercises of $8,000 and ($5,000) for the three months ended March 31, 2024 and 2023.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we enter into financial commitments to meet the financing needs of our customers. These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in our financial statements.

Our exposure to loss in the event of nonperformance on these financial commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as it does for loans reflected in the financial statements.

At March 31, 2024 and December 31, 2023, we had the following financial commitments whose contractual amount represents credit risk:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Commitments to make loans	$84,758	$77,844
Unused lines of credit	105,041	106,315
Commercial and similar letters of credit	5,079	3,904
Standby letters of credit	2,553	2,687
Total	$197,431	$190,750

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each client's creditworthiness on a case-by-case basis.

We record a liability for lifetime expected losses on off-balance-sheet credit exposure that does not fit the definition of unconditionally cancelable in accordance with ASC 326. We use the loss rate and exposure of default framework to estimate a reserve for unfunded commitments. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default. The reserve for off-balance sheet commitments was $671,000 and $640,000 as of March 31, 2024 and December 31, 2023. We recorded a provision for unfunded loan commitments of $31,000 for the three months ended March 31, 2024, and a reversal of the provision for unfunded loan commitments of $138,000 for the three months ended March 31, 2023.

We are involved in various matters of litigation which have arisen in the ordinary course of business and accruals for estimates of potential losses have been provided when necessary and appropriate under generally accepted accounting principles. In the opinion of management, the disposition of such pending litigation will not have a material effect on the Company's financial statements.

NOTE 13 - LEASES

We lease several of our operating facilities under various non-cancellable operating leases expiring at various dates through 2037. We are also responsible for common area maintenance, taxes, and insurance at the various branch locations.

Future minimum rent payments on our leases were as follows as of the date indicated:

(dollars in thousands)
As of March 31, 2024
2024 remaining	$3,734
2025	5,681
2026	5,715
2027	5,615
2028	4,694
Thereafter	10,861
Total future minimum lease payments	$36,300
Less amount of payment representing interest	(3,610)
Total present value of lease payments	$32,690

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.4 million for each of the three months ended March 31, 2024 and 2023. The Company received rental income of $146,000 and $140,000 in the first quarter of 2024 and 2023.

The following table presents the right-of-use ("ROU") assets and lease liabilities recorded on our consolidated balance sheet, the weighted-average remaining lease terms and discount rates, as of the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Operating Leases
ROU assets	$31,231	$29,803
Lease liabilities	32,690	31,191

Weighted-average remaining lease term (in years)	7.26	7.63
Weighted-average discount rate	2.73%	1.72%

NOTE 14 - RELATED PARTY TRANSACTIONS

There were no loans or outstanding loan commitments to any principal officers or directors, or any of their affiliates at March 31, 2024 and December 31, 2023.

Deposits from principal officers, directors, and their affiliates at March 31, 2024 and December 31, 2023 were $32.9 million and $25.7 million.

Certain directors and their affiliates own $6.0 million of RBB's subordinated debentures as of March 31, 2024 and December 31, 2023.

NOTE 15 - STOCK-BASED COMPENSATION

RBB Bancorp 2010 Stock Option Plan and 2017 Omnibus Stock Incentive Plan

Under the RBB Bancorp 2010 Stock Option Plan (the “2010 Plan”), we were permitted to grant awards to eligible persons in the form of qualified and non-qualified stock options. We reserved up to 30% of the issued and outstanding shares of common stock as of the date we adopted the 2010 Plan, or 3,494,478 shares, for issuance under the 2010 Plan. Following receipt of shareholder approval of the 2017 Omnibus Stock Incentive Plan (the “OSIP”) in May 2017, no additional grants were made under the 2010 Plan. The 2010 Plan has been terminated and options that were granted under the 2010 Plan have become subject to the OSIP. Awards that were granted under the 2010 Plan will remain exercisable pursuant to the terms and conditions set forth in individual award agreements, but such awards will be assumed and administered under the OSIP. The 2010 Plan award agreements allow for acceleration of exercise privileges of grants upon occurrence of a change in control of the Company. If a participant’s job is terminated for cause, then all unvested awards expire at the date of termination.

Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan

The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the "Amended OSIP") was approved by our board of directors in January 2019 and approved by our shareholders in May 2022. The Amended OSIP was designed to ensure continued availability of equity awards that will assist us in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the Amended OSIP, our board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. We reserved up to 30% of issued and outstanding shares of common stock as of the date we adopted the Amended OSIP, or 3,848,341 shares. As of March 31, 2024, there were 1,038,570 shares of common stock available for issuance under the Amended OSIP. This represents 5.6% of the issued and outstanding shares of our common stock as of March 31, 2024. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The Amended OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The Amended OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

Stock Options

Compensation expense for stock options was $21,000, $56,000, and $64,000 for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023. Unrecognized stock-based compensation expense related to options was $158,000 and $500,000 as of March 31, 2024 and 2023. Unrecognized compensation expense related to stock options, as of March 31 2024, is expected to be recognized over the next 3.0 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The table below summarizes the assumptions and grant date fair value for stock options granted in March 2023. There were no stock options granted after March 31, 2023.

March 2023
Expected volatility	28.4%
Expected term (years)	8.0
Expected dividends	2.92%
Risk free rate	4.27%
Grant date fair value	$5.49

The expected volatility is based on the historical volatility of our stock trading history. The expected term is based on historical data and represents the estimated average period of time that the options remain outstanding. The risk-free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds over the expected term of the options.

The table below presents a summary of our stock options awards and activity as of and for the three months ended March 31, 2024.

(dollars in thousands, except for per share data)	Outstanding Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in years	Aggregate Intrinsic Value
Outstanding at beginning of year	397,903	$17.61
Exercised	(41,000)	13.21
Forfeited/cancelled	(102,153)	17.57
Outstanding at end of period	254,750	$18.33	5.09	$140

Options exercisable	224,084	$17.93	4.61	$140

The total fair value of the shares vested was $630,000 and $636,000 during the three months ended March 31, 2024, and 2023. Unvested stock options totaled 30,666 and 111,005 with a weighted average grant date fair value of $5.97 and $5.09, respectively, as of March 31, 2024 and 2023. The decrease of unvested stock options during the three months ended March 31, 2024 was due to 35,005 stock options vested with a weighted average grant date stock price of $17.74.

Cash received from the exercise of 41,000 stock options was $541,000 for the three months ended March 31, 2024 and cash received from the exercise of 9,153 stock options was $159,000 for the three months ended March 31, 2023. The intrinsic value of options exercised was $179,000 and $26,000 for the three months ended March 31, 2024 and 2023.

Restricted Stock Units

We award time-based restricted stock units (“TRSUs”) and performance-based restricted stock units (“PRSUs”), which we also refer to collectively as restricted stock units (“RSUs”). We granted 95,756 RSUs during the three months ended March 31, 2024, with a weighted average price of $17.70. The RSUs granted during the first quarter included 31,270 PRSUs with an estimated fair value as of the March 20, 2024, grant date of $19.13 and are subject to pre-established performance metrics and market conditions that will be measured in the future and subject to oversight and approval by the Board of Director’s Compensation Committee. The TRSUs have lives ranging from 1 to 3 years and PRSUs have lives of 3 years. See further discussion below describing the PRSUs.  As of  March 31, 2024, there were 127,025 unvested RSUs outstanding.

The recorded compensation expense for RSUs was $118,000, $84,000, and $251,000 for the three months ended  March 31, 2024, December 31, 2023, and March 31, 2023. Unrecognized stock-based compensation expense related to RSUs was $2.1 million and $591,000 as of  March 31, 2024 and 2023. As of  March 31, 2024, unrecognized stock-based compensation expense related to RSUs is expected to be recognized over the next 2.6 years.

The following table presents restricted stock units activity during the three months ended March 31, 2024.

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Outstanding at beginning of year	43,160	$18.89
Granted (1)	95,756	18.15
Vested	(11,891)	22.15
Outstanding at end of period	127,025	$18.03

(1) Includes 31,270 PRSUs, of which half include a future performance criteria with a market condition with an estimated fair value of $20.50 and half include future performance financial metrics with a fair value of $17.75, the Company’s closing price on the date of grant.

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

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes, at March 31, 2024 and December 31, 2023, RBB and the Bank satisfied all capital adequacy requirements to which they were subject.

The following tables set forth Bancorp’s consolidated and the Bank’s capital amounts and ratios and related regulatory requirements as of the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
(dollars in thousands)	Actual		Capital Adequacy Purposes		Provisions
As of March 31, 2024	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio

Tier 1 Leverage Ratio
Consolidated	$476,519	12.16%	$156,700	4.0%	$195,875	5.0%
Bank	545,686	13.95%	156,494	4.0%	195,617	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$461,526	19.10%	$108,758	4.5%	$157,095	6.5%
Bank	545,686	22.60%	108,643	4.5%	156,929	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$476,519	19.72%	$145,011	6.0%	$193,348	8.0%
Bank	545,686	22.60%	144,857	6.0%	193,143	8.0%
Total Risk-Based Capital Ratio
Consolidated	$626,123	25.91%	$193,348	8.0%	$241,685	10.0%
Bank	576,015	23.86%	193,143	8.0%	241,429	10.0%

(1) These ratios are exclusive of the capital conservation buffer.

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
(dollars in thousands)	Actual		Capital Adequacy Purposes		Provisions
As of December 31, 2023	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio

Tier 1 Leverage Ratio
Consolidated	$472,152	11.99%	$157,526	4.0%	$196,907	5.0%
Bank	535,952	13.62%	157,454	4.0%	196,818	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$457,214	19.07%	$107,886	4.5%	$155,836	6.5%
Bank	535,952	22.41%	107,598	4.5%	155,419	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$472,152	19.69%	$143,849	6.0%	$191,798	8.0%
Bank	535,952	22.41%	143,464	6.0%	191,285	8.0%
Total Risk-Based Capital Ratio
Consolidated	$621,423	25.92%	$191,798	8.0%	$239,748	10.0%
Bank	565,997	23.67%	191,285	8.0%	239,106	10.0%

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

NOTE 17 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with ASC 820-10, we group financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The three levels of the fair value hierarchy are described as follows:

Fair Value Hierarchy

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

Level 3 - Valuation is generated from model-based techniques where one or more significant inputs are not observable, either directly or indirectly, in the market. These unobservable assumptions reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include use of matrix pricing, DCF models, and similar techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

Interest Rate Lock Contracts and Forward Mortgage Loan Sale Contracts: The fair values of interest rate lock contracts and forward mortgage loan sale contracts are determined by loan lock-in rate, loan funded rate, market interest rate, fees to be collected from the borrower, fees and costs associated with the origination of the loan, expiration timing, sale price, and the value of the retained servicing. We classified these derivatives as level 3 due to management’s estimate of market rate, cost and expiration timing on these contracts.

Assets and Liabilities Measured on a Non-Recurring Basis

Other Real Estate Owned:

Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, an impairment loss is recognized. Fair values are generally based on third party appraisals of the property which are commonly adjusted by management to reflect an expectation of the amount to be ultimately collected and selling costs (Level 3).

Appraisals for other real estate owned are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by us. When a Notice of Default is recorded, an appraisal report is ordered. Once received, a member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide statistics for residential appraisals. Commercial appraisals are sent to an independent third party to review. We also compare the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining other real estate owned to arrive at fair value. If the existing appraisal is older than twelve months, a new appraisal report is ordered. No significant adjustments to appraised values have been made as a result of this comparison process as of March 31, 2024.

Collateral-dependent individually evaluated loans: Collateral-dependent individually evaluated loans are carried at fair value when it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

(dollars in thousands)	Fair Value Measurements Using:
March 31, 2024	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$7,059	$—	$7,059
SBA agency securities	—	14,314	—	14,314
Mortgage-backed securities	—	33,180	—	33,180
Collateralized mortgage obligations	—	163,736	—	163,736
Commercial paper	—	77,066	—	77,066
Corporate debt securities	—	30,630	—	30,630
Municipal securities	—	9,209	—	9,209
Equity securities (1)	—	—	22,262	22,262
Interest rate lock contracts (1)	—	—	17	17
Forward mortgage loan sale contracts (1)	—	—	29	29
	$—	$335,194	$22,308	$357,502
On a non-recurring basis:
Commercial real estate loans - collateral dependent impaired loans	$—	$—	$9,972	$9,972
Other real estate owned (1)	—	—	1,071	1,071
	$—	$—	$11,043	$11,043

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$8,161	$—	$8,161
SBA agency securities	—	13,217	—	13,217
Mortgage-backed securities	—	34,652	—	34,652
Collateralized mortgage obligations	—	149,626	—	149,626
Commercial paper	—	73,105	—	73,105
Corporate debt securities	—	30,691	—	30,691
Municipal securities	—	9,509	—	9,509
Equity securities (1)	—	—	22,251	22,251
Interest rate lock contracts (1)	—	—	32	32
Forward mortgage loan sale contracts (1)	—	—	14	14
	$—	$318,961	$22,297	$341,258
On a non-recurring basis:
Commercial real estate loans - collateral-dependent impaired loans	$—	$—	$10,209	$10,209
SBA loans - collateral-dependent impaired loans	a—	—	1,148	1,148
	$—	$—	$11,357	$11,357

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

During the three months ended March 31, 2024, there were write-downs of $116,000 on individually evaluated collateral-dependent loans with an aggregate fair value of $10.0 million as of March 31, 2024. During the three months ended December 31, 2023, there write-downs of $521,000 on individually evaluated collateral-dependent loans with an aggregate fair value of $11.4 million as of December 31, 2023. The fair value of individually evaluated collateral-dependent loans were based on third party appraisals with a management adjustment of 10% to reflect selling costs.

OREO consisted of two single-family residences with a fair value of $1.1 million as of March 31, 2024 and no OREO as of  December 31, 2023.  During the first quarter of 2024, the Company foreclosed on three properties related to the same borrower and sold one of the properties for a gain of $164,000 and the other two properties were recorded at their estimated fair values with a $560,000 gain recognized on the transfer to OREO. The fair value of OREO was based on third party appraisals with management adjustment in the range of 5%-10% to reflect current conditions and selling costs.

The following table presents the gains recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	For the Three Months Ended March 31,
(dollars in thousands)	2024	2023
Other real estate owned - Single family residential	$560	$—

No write-downs to OREO were recorded for the three months ended March 31, 2024 or for the year ended December 31, 2023.

The fair value measurement of IRLCs and FMLSCs were primarily based on the buy price from borrowers ranging from 99 to 101, the sale price to Fannie Mae ranging from 100 to 103, and the significant unobservable inputs using a margin cost rate of 0.88%.

The fair value hierarchy level and estimated fair value of significant financial instruments as of the dates indicated are summarized as follows:

		March 31, 2024		December 31, 2023
	Fair Value	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Hierarchy	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	Level 1	$269,243	$269,243	$431,373	$431,373
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	335,194	335,194	318,961	318,961
Investment securities - HTM	Level 2	5,204	5,047	5,209	5,097
Mortgage loans held for sale	Level 1	3,903	3,903	1,911	1,845
Loans, net	Level 3	2,985,673	2,920,578	2,989,958	2,918,296
Equity securities (1)	Level 3	22,262	22,262	22,251	22,251
Servicing assets	Level 3	7,794	14,794	8,110	14,883
Accrued interest receivable (1)	Level 1/2/3	14,661	14,661	13,743	13,743

		Notional	Fair	Notional	Fair
Derivative assets:		Value	Value	Value	Value
Interest rate lock contracts (1)	Level 3	$1,265	$17	$1,255	$32
Forward mortgage loan sale contracts (1)	Level 3	1,660	29	1,104	14

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,028,329	$3,024,434	$3,174,760	$3,181,495
FHLB advances	Level 3	150,000	150,000	150,000	144,891
Long-term debt	Level 3	119,243	105,310	119,147	83,864
Subordinated debentures	Level 3	14,993	14,993	14,938	14,566
Accrued Interest Payable	Level 2/3	6,254	6,254	11,671	11,671

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

NOTE 18 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute earnings per share (“EPS”) for the periods indicated:

	For the Three Months Ended
	March 31, 2024		December 31, 2023		March 31, 2023
(dollars in thousands, except per share data)	Income	Shares	Income	Shares	Income	Shares
Net income	$8,036		$12,073		$10,970
Shares outstanding		18,578,132		18,609,179		18,992,903
Impact of weighting shares		23,145		278,322		(7,057)
Used in basic EPS	8,036	18,601,277	12,073	18,887,501	10,970	18,985,846
Dilutive effect of outstanding
Stock options		11,153		8,468		49,806
Restricted stock units		38,660		4,382		14,033
Performance stock units		15,593		—		—
Used in dilutive EPS	$8,036	18,666,683	$12,073	18,900,351	$10,970	19,049,685

Basic earnings per common share	$0.43		$0.64		$0.58
Diluted earnings per common share	$0.43		$0.64		$0.58

Stock options for 222,500 shares and 99,000 shares of common stock and restricted stock units for 3,005 shares and 7,767 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2024 and 2023, because they were anti-dilutive.

NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC Topic 606 for the periods indicated:

	Three Months Ended
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Non-interest income, in scope
Fees and service charges on deposit accounts	$457	$480	$472
Other fees (1)	187	301	175
Other income (2)	535	492	550
Gain/(loss) on sale of OREO	164	(57)	—
Total in-scope non-interest income	1,343	1,216	1,197
Non-interest income, not in scope (3)	2,029	6,178	1,165
Total non-interest income	$3,372	$7,394	$2,362

(1)	Other fees consist of wealth management fees, miscellaneous loan fees and postage/courier fees.
(2)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, and OREO income.
(3)

Represents revenue that is out of scope of ASC 606 including net loan servicing income, letter of credit commissions, import/export commissions, recoveries on purchased loans, BOLI income, gains (losses) on sales of loans, gain on transfer to OREO, and CDFI ERP award.

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

Wealth Management Fees

We employ financial consultants to provide investment planning services for customers including wealth management services, asset allocation strategies, portfolio analysis and monitoring, investment strategies, and risk management strategies. The fees we earn are variable and are generally received monthly. We recognize revenue for the services performed at quarter-end based on actual transaction details received from the broker dealer we engage.

In our wealth management division, revenue is primarily generated from (1) securities brokerage accounts, (2) investment advisor accounts, (3) full service brokerage implementation fees, and (4) life insurance and annuity products.

Gain/(loss) on Sales of Other Real Estate Owned

We record a gain or loss from the sale of OREO, when control of the property or asset transfers to the buyer, which generally occurs at the time of an executed deed or sales agreement.

NOTE 20 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

 At March 31, 2024 and December 31, 2023, investments in qualified affordable housing projects totaled $6.1 million and $6.4 million. These balances are reflected in the accrued interest and other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified housing projects totaled $2.3 million at March 31, 2024 and December 31, 2023. We expect to fulfill these commitments between 2024 and 2038.

During the three months ended March 31, 2024, December 31, 2023, and March 31, 2023, we recognized tax credits from our investment in affordable housing tax projects of $285,000, $255,000, and $255,000, respectively. In addition, the Company recognized amortization expense related to these investments of $301,000, $282,000, and $282,000, respectively, which was included within income tax expense on the consolidated statements of income. We had no impairment losses during each of the three months ended March 31, 2024, December 31, 2023, and March 31, 2023.

NOTE 21 - REPURCHASE OF COMMON STOCK

On February 29, 2024, the Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock, of which 956,465 shares were available as of March 31, 2024. We repurchased 80,285 shares at a weighted average share price of $18.39 during the first quarter of 2024.

NOTE 22 - SUBSEQUENT EVENTS

On April 18, 2024, we announced the Board of Directors had declared a common stock cash dividend of $0.16 per share, payable on May 13, 2024 to common shareholders of record as of May 1, 2024.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q (this “Report” or “Form 10-Q”), the term “Bancorp” refers to RBB Bancorp and the term “Bank” refers to Royal Business Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. This Report contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our results of operations, financial condition and financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	the Bank's ability to comply with the requirements of the consent order we have entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Protection and Innovation (“DFPI”) and the possibility that we may be required to incur additional expenses or be subject to additional regulatory action, if we are unable to timely and satisfactorily comply with the consent order;
●	the effectiveness of the Company's internal control over financial reporting and disclosure controls and procedures;
●	the potential for additional material weaknesses in the Company's internal controls over financial reporting or other potential control deficiencies of which the Company is not currently aware or which have not been detected;
●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the United States (“U.S.”) federal budget or debt or turbulence or uncertainly in domestic or foreign financial markets;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments;
●	possible additional provisions for credit losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	failure to comply with debt covenants;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	the effects of having concentrations in our loan portfolio, including commercial real estate and the risks of geographic and industry concentrations;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	severe weather, natural disasters, earthquakes, fires; or other adverse external events could harm our business;
●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine and in the Middle East, which could impact business and economic conditions in the U.S. and abroad;

●	public health crises and pandemics, and their effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions;
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;
●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
●	cybersecurity threats and the cost of defending against them;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in tax laws and regulations;
●	the impact of governmental efforts to restructure the U.S. financial regulatory system;
●	the impact of recent or future changes in the FDIC insurance assessment rate and the rules and regulations related to the calculation of the FDIC insurance assessments;
●	the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters, including Accounting Standards Update (“ASU” or “Update”) 2016-13 (Topic 326, “Measurement of Current Losses on Financial Instruments, commonly referenced as the Current Expected Credit Losses Model (“CECL”) model, which changed how we estimate credit losses and may further increase the required level of our allowance for credit losses in future periods;
●	market disruption and volatility;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuances of preferred stock;
●	our ability to raise additional capital, if needed, and the potential resulting dilution of interests of holders of our common stock;
●	the soundness of other financial institutions and our ongoing relations with our various federal and state regulators, including the SEC, FDIC, FRB and DFPI; and
●	our success at managing the risks involved in the foregoing items.

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

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of generally accepted accounting principles in the U.S. (“GAAP”) in the preparation of our financial statements. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Credit Losses

A sensitivity analysis of our ACL was performed as of March 31, 2024. Based on this sensitivity analysis, a positive 25% change in prepayment speed would result in a $961,000, or (2.32)%, decrease to the ACL. A negative 25% change in prepayment speed would result in a $1.27 million, or 3.08%, increase to the ACL. Additionally, a one percentage point increase in the unemployment rate would result in a $742,000, or 1.80%, increase to the ACL and a one percentage point decrease in the unemployment rate would result in a $675,000, or (1.63)%, decrease to the ACL. Management reviews the results using the comparison scenario for sensitivity analysis and considered the results when evaluating the qualitative factor adjustments.

On a quarterly basis, we stress test the qualitative factors, which are lending policy, procedures and strategies, economic conditions, changes in nature and volume of the portfolio, credit and lending staff, problem loan trends, loan review results, collateral value, concentrations and regulatory and business environment by creating two scenarios, moderate risk and major risk. In the Moderate Stress scenario, the status of all nine risk factors across all pooled loan segments were set at “Moderate Risk” while in the Major Stress scenario, the status of all nine risk factors across all pooled loan segments were set at “Major Risk.” Under the Moderate Stress scenario, the ACL would increase by $3.8 million, or 9.20%, as of March 31, 2024. Under the Major Stress scenario, the ACL would increase by $19.0 million, or 46.01%, as of March 31, 2024.

For additional information on the policies, methodologies and judgments used to determine the ACL, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2023 ("2023 Annual Report"), and Note 4 — Loans and Allowance for Credit Losses to the Notes to Consolidated Financial Statements in this Form 10-Q.

Our significant accounting policies are described in greater detail in our audited consolidated financial statements included in our 2023 Annual Report, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

RBB is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, the Bank and RBB Asset Management Company (“RAM”). RAM was formed to hold and manage problem assets acquired in business combinations. When we refer to “we”, “us”, “our”, or the “Company”, we are referring to RBB Bancorp and its consolidated subsidiaries including the Bank, collectively. When we refer to the “parent company”, “Bancorp”, or the “holding company”, we are referring to RBB Bancorp, the parent company, on a stand-along basis. At March 31, 2024, we had total assets of $3.9 billion, gross loans of $3.0 billion, total deposits of $3.0 billion and total shareholders' equity of $514.0 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB.”

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

We operate as a minority depository institution, which is defined by the FDIC as a federally insured depository institution where 51% or more of the voting stock is owned by minority individuals or a majority of the board of directors is minority and the community that the institution serves is predominantly minority. A minority depository institution is eligible to receive from the FDIC and other federal regulatory agencies training, technical assistance and review, and assistance regarding the implementation of proposed new deposit taking and lending programs, as well as with respect to the adoption of applicable policies and procedures governing such programs. We intend to maintain our minority depository institution designation, as it is expected that at least 51% of our issued and outstanding shares of capital shall remain owned by minority individuals. The minority depository institution designation has been historically beneficial to us, as the FDIC has reviewed and assisted with the implementation of our deposit and lending programs, and we continue to use the program for technical assistance.

We operate full-service banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, and Westlake Village, California; Las Vegas, Nevada; Manhattan, Brooklyn, Flushing and Elmhurst, New York; the Chinatown and Bridgeport neighborhoods of Chicago, Illinois; Edison, New Jersey; and Honolulu, Hawaii. Our primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

We have completed six whole bank acquisitions and one branch acquisition from July 2011 through January 2022. All of our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.

OVERVIEW

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of RBB and its wholly owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our audited financial statements included in our 2023 Annual Report, and the unaudited consolidated financial statements and accompanying notes presented elsewhere in this Report.

We reported net income of $8.0 million, or $0.43 diluted earnings per share, for the quarter ended March 31, 2024, compared to net income of $12.1 million, or $0.64 diluted earnings per share, for the quarter ended December 31, 2023 and $11.0 million, or $0.58 per share for the quarter ended March 31, 2023. The results for the quarter ended December 31, 2023 included a Community Development Financial Institution (“CDFI”) Equitable Recovery Program (“ERP”) award of $5.0 million on a pre-tax basis; there was no similar income in the other periods presented.

At March 31, 2024, total assets were $3.9 billion, a decrease of $148.0 million, or 3.7%, from total assets of $4.0 billion at December 31, 2023, primarily due to a $162.1 million decrease in cash and cash equivalents and a $2.5 million decrease in gross loans, including loans held for sale (“HFS”), partially offset by a $16.2 million increase in available for sale ("AFS") investment securities. The decrease in cash and cash equivalents was primarily due to a decrease of $208.0 million in wholesale deposits. Wholesale deposits include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services.

At March 31, 2024, AFS investment securities totaled $335.2 million, inclusive of a pre-tax net unrealized loss of $30.2 million, compared to $319.0 million, inclusive of a pre-tax unrealized loss of $28.1 million at December 31, 2023. The pre-tax unrealized loss was due to a decline in the value of AFS investment securities due to continued higher market interest rates in 2023 and the first quarter of 2024.

Total loans held for investment (“HFI”), net of deferred fees and discounts, decreased $4.5 million, or 0.15%, to $3.0 billion at March 31, 2024, from $3.0 billion at December 31, 2023. The decrease was primarily due to a decrease in single-family residential ("SFR") mortgages of $24.3 million and commercial and industrial (“C&I”) loans of $8.7 million, partially offset by increases in construction and land development ("C&D") loans of $16.6 million, commercial real estate ("CRE") loans of $10.6 million, and Small Business Administration (“SBA”) loans of $2.6 million.  In addition, mortgage loans HFS were $3.9 million at March 31, 2024, compared to $1.9 million at December 31, 2023. The loanto deposit ratio was 98.6% at March 31, 2024, compared to 94.2% at December 31, 2023, and 104.7% at March 31, 2023.

Total deposits were $3.0 billion as of March 31, 2024, a $146.4 million, or 4.6%, decrease compared to December 31, 2023. This decrease was due to a decrease in interest-bearing deposits as noninterest-bearing deposits remained relatively stable at $539.5 million. At March 31, 2024, noninterest-bearing deposits represented 17.8% of total deposits, compared to 17.0% at December 31, 2023. The decrease in interest-bearing deposits included a decrease in time deposits of $156.4 million, offset by an increase in non-maturity deposits of $10.1 million. The decrease in time deposits included a $208.0 million decrease in wholesale deposits. Wholesale deposits totaled $197.6 million at March 31, 2024 and $405.6 million at December 31, 2023.

Borrowings, consisting of Federal Home Loan Bank ("FHLB")advances, long-term debt and subordinated debt, were $284.2 million at March 31, 2024, relatively unchanged compared to $284.1 million as of December 31, 2023. These balances include FHLB term advances of $150.0 million, which mature in the first quarter of 2025.

As of March 31, 2024, the ACL totaled $42.4 million and was comprised of an ALL of $41.7 million and a reserve for unfunded commitments of $671,000 (included in “Accrued interest and other liabilities”). This compares to the ACL of $42.5 million comprised of an ALL of $41.9 million and a reserve for unfunded commitments of $640,000 at December 31, 2023. The ACL decreased $184,000 during the first quarter of 2024 due to net charge-offs. The allowance for loan losses (“ALL”) as a percentage of loans HFI was 1.38% at March 31, 2024, unchanged from December 31, 2023. The ALL as a percentage of nonperforming loans was 116% at March 31, 2024, a decrease from 133% at December 31, 2023.

At March 31, 2024, total shareholders' equity was $514.0 million, a $2.7 million increase compared to December 31, 2023, and a $19.2 million increase compared to March 31, 2023. The increase in shareholders' equity for the first quarter was due to net earnings of $8.0 million and $541,000 from the exercise of stock options, offset by dividends paid of $3.0 million, common stock share repurchases totaling $1.5 million, and higher net after tax unrealized losses on AFS securities of $1.5 million. As a result, book value per share increased to $27.67 from $27.47 and tangible book value per share increased to $23.68 from $23.48. For additional information, see “Non-GAAP Financial Measures.”

On February 29, 2024, the Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock, of which 956,465 shares were available as of March 31, 2024. The repurchase program permits shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with SEC Rules 10b5-1 and 10b-8. We repurchased 80,285 shares at a weighted average share price of $18.39 during the first quarter of 2024.

Our capital ratios under the revised capital framework referred to as Basel III remain well capitalized. As of March 31, 2024, the Company’s Tier 1 leverage capital ratio was 12.16%, the common equity Tier 1 ratio was 19.10%, the Tier 1 risk-based capital ratio was 19.72%, and the total risk-based capital ratio was 25.91%. As of December 31, 2023, the Company's Tier 1 leverage capital ratio was 11.99%, common equity Tier 1 ratio was 19.07%, Tier 1 risk-based capital ratio totaled 19.69%, and total risk-based capital ratio was 25.92%. See “Analysis of Financial Condition -- Regulatory Capital Requirements” herein for further discussion of our regulatory capital requirements.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended
	March 31, 2024	December 31, 2023	March 31, 2023
(dollars in thousands, except per share data)
Interest income	$54,795	$54,832	$53,751
Interest expense	29,918	29,163	19,650
Net interest income	24,877	25,669	34,101
Provision for (reversal of) credit losses	—	(431)	2,014
Net interest income after provision for (reversal of) credit losses	24,877	26,100	32,087
Noninterest income	3,372	7,394	2,362
Noninterest expense	16,969	16,393	18,911
Income before income taxes	11,280	17,101	15,538
Income tax expense	3,244	5,028	4,568
Net income	$8,036	$12,073	$10,970

Share Data
Earnings per common share (1):
Basic	$0.43	$0.64	$0.58
Diluted	0.43	0.64	0.58
Performance Ratios
Return on average assets, annualized	0.81%	1.20%	1.12%
Return on average shareholders’ equity	6.30%	9.48%	9.04%
Return on average tangible common equity, annualized (2)	7.37%	11.12%	10.66%
Efficiency ratio	60.07%	49.58%	51.86%
Tangible common equity to tangible assets (2)	11.56%	11.06%	10.40%
Tangible book value per share (2)	$23.68	$23.48	$22.10

(1)

Basic earnings per share is calculated by dividing earnings to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing earnings by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.

(2)

Return on average tangible common equity, tangible common equity to tangible assets and tangible book value per share are non-GAAP financial measures. See "Non-GAAP Financial Measures" for a reconciliation of these measures to their most comparable GAAP measures.

Average Balance Sheet, Interest and Yield/Rate Analysis

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2024 and 2023. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. For additional information see “Capital Resources and Liquidity Management” and Part I, Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Report.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the periods presented. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination costs accounted for as yield adjustments.

	Three Months Ended
	March 31, 2024			December 31, 2023			March 31, 2023
(tax-equivalent basis, dollars in thousands)	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:
Federal funds sold, cash equivalents and other (1)	$379,979	$5,637	5.97%	$348,940	$5,231	5.95%	$110,750	1,272	4.66%
Securities (2)
Available for sale	320,015	3,589	4.51%	329,426	3,684	4.44%	277,206	2,510	3.67%
Held to maturity	5,207	46	3.55%	5,212	46	3.50%	5,727	51	3.61%
Mortgage loans held for sale	1,215	26	8.61%	1,609	29	7.15%	88	1	4.61%
Loans held for investment: (3)
Real estate	2,837,603	41,765	5.92%	2,870,227	41,950	5.80%	3,092,667	44,903	5.89%
Commercial	179,605	3,756	8.41%	183,396	3,916	8.47%	249,911	5,038	8.18%
Total loans held for investment	3,017,208	45,521	6.07%	3,053,623	45,866	5.96%	3,342,578	49,941	6.06%
Total earning assets	3,723,624	$54,819	5.92%	3,738,810	$54,856	5.82%	3,736,349	$53,775	5.84%
Noninterest-earning assets	246,341			253,385			239,956
Total assets	$3,969,965			$3,992,195			$3,976,305

Interest-bearing liabilities:
NOW	$58,946	$298	2.03%	$54,378	$214	1.56%	$63,401	$108	0.69%
Money market	411,751	3,526	3.44%	422,582	3,252	3.05%	458,824	2,140	1.89%
Saving deposits	157,227	654	1.67%	148,354	560	1.50%	120,695	49	0.16%
Time deposits, less than $250,000	1,175,804	13,805	4.72%	1,162,014	13,244	4.52%	912,694	7,425	3.30%
Time deposits, $250,000 and over	785,172	9,517	4.88%	781,833	9,169	4.65%	762,770	5,981	3.18%
Total interest-bearing deposits	2,588,900	27,800	4.32%	2,569,161	26,439	4.08%	2,318,384	15,703	2.75%
FHLB advances	150,000	439	1.18%	150,000	440	1.16%	229,778	1,409	2.49%
Long-term debt	119,180	1,295	4.37%	155,536	1,895	4.83%	173,635	2,194	5.12%
Subordinated debentures	14,957	384	10.33%	14,902	389	10.36%	14,739	344	9.47%
Total interest-bearing liabilities	2,873,037	29,918	4.19%	2,889,599	29,163	4.00%	2,736,536	19,650	2.91%
Noninterest-bearing liabilities
Noninterest-bearing deposits	528,346			535,554			698,351
Other noninterest-bearing liabilities	55,795			61,858			49,118
Total noninterest-bearing liabilities	584,141			597,412			747,469
Shareholders' equity	512,787			505,184			492,300
Total liabilities and shareholders' equity	$3,969,965			$3,992,195			$3,976,305
Net interest income / interest rate spreads		$24,901	1.73%		$25,693	1.82%		$34,125	2.93%
Net interest margin			2.69%			2.73%			3.70%

Total cost of deposits	$3,117,246	$27,800	3.59%	$3,104,715	$26,439	3.38%	$3,016,735	$15,703	2.11%
Total cost of funds	$3,401,383	$29,918	3.54%	$3,425,153	$29,163	3.38%	$3,434,887	$19,650	2.32%

(1)	Includes income and average balances for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans and are net of discounts, deferred fees and costs. Discounts on purchased loans were $921,000, $970,000 and $1.1 million as of March 31, 2024, December 31, 2023, and March 31, 2023, respectively. Interest income on loans includes amortization of purchased discounts and deferred loan fees, net of deferred loan costs of $474,000, $542,000 and $91,000 for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

The following table summarizes the extent to which changes in (1) interest rates and (2) volume of average interest-earning assets and average interest-bearing liabilities affected by our net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into changes attributable to variations in volume and yield/rate. Changes that are not solely due to either volume or yield/rate are allocated proportionally based on the absolute value of the change related to average volume and average yield/rate.

	Three Months Ended March 31, 2024 compared with Three Months Ended December 31, 2023			Three Months Ended March 31, 2024 compared with Three Months Ended March 31, 2023
	Change due to:			Change due to:
(tax-equivalent basis, dollars in thousands)	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance
Interest-earning assets:
Federal funds sold, cash equivalents & other (1)	$391	$15	$406	$3,913	$452	$4,365
Securities: (2)
Available for sale	(359)	264	(95)	384	695	1,079
Held to maturity	—	—	—	(4)	(1)	(5)
Mortgage loans held for sale	(27)	24	(3)	23	2	25
Loans held for investment:
Real estate	(2,508)	2,323	(185)	(4,703)	1,565	(3,138)
Commercial	(119)	(41)	(160)	(2,211)	929	(1,282)
Total loans held for investment	(2,627)	2,282	(345)	(6,914)	2,494	(4,420)
Total interest-earning assets	$(2,622)	$2,585	$(37)	$(2,598)	$3,642	$1,044

Interest-bearing liabilities
NOW	$18	$66	$84	$(53)	$243	$190
Money market	(504)	778	274	(1,428)	2,814	1,386
Saving deposits	32	62	94	19	586	605
Time deposits, less than $250,000	119	442	561	2,560	3,820	6,380
Time deposits, $250,000 and over	28	320	348	184	3,352	3,536
Total interest-bearing deposits	(307)	1,668	1,361	1,282	10,815	12,097
FHLB advances	-	(1)	(1)	(427)	(543)	(970)
Long-term debt	(426)	(174)	(600)	(613)	(286)	(899)
Subordinated debentures	2	(7)	(5)	6	34	40
Total interest-bearing liabilities	(731)	1,486	755	248	10,020	10,268
Changes in net interest income	$(1,891)	$1,099	$(792)	$(2,846)	$(6,378)	$(9,224)

(1)	Includes income for FHLB stock, term federal funds, interest-bearing time deposits and other miscellaneous interest-bearing assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.

Net Interest Income/Average Balance Sheet

Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023

Net interest income was $24.9 million for the first quarter of 2024, compared to $25.7 million for the fourth quarter of 2023. The $792,000 decrease in net interest income was due to higher interest expense of $755,000 and lower interest income of $37,000. The increase in interest expense was due to higher average rates paid on total interest-bearing liabilities, which are mostly average interest-bearing deposits, offset by lower average balances of total interest-bearing liabilities, including the favorable impact of our $55.0 million redemption of subordinated notes in the prior quarter. The increase in interest expense included a $1.4 million increase in interest expense on deposits due to a 24 basis point increase in the average rate paid on interest-bearing deposits and a $19.7 million increase in average interest-bearing deposits. The decrease in interest income included a $345,000 decrease in interest and fees on total loans due mostly to a $36.8 million, or 1.2%, decrease in the average balance of total loans outstanding as loan production moderated in the current interest rate environment.

Net interest margin was 2.69% for the first quarter of 2024, a decrease of four basis points from 2.73% for the fourth quarter of 2023. The decrease was due to the 16 basis point increase in the total cost of funds exceeding the 10 basis point increase in the yield on average total interest-earning assets. The yield on average total interest-earning assets increased to 5.92% for the first quarter of 2024 compared to 5.82% for the fourth quarter of 2023 due mainly to an 11 basis point increase in the yield on average total loans to 6.07% for the first quarter of 2024 compared to 5.96% for the fourth quarter of 2023. The 16 basis point increase in the overall cost of funds was due primarily to a 24 basis point increase in the average cost of total interest-bearing deposits to 4.32% in the first quarter of 2024, offset by the positive impact of our $55.0 million redemption of subordinated notes during the fourth quarter of 2023. The cost of total interest-bearing deposits increased due primarily to repricing deposits as a result of the higher interest rate environment and peer bank deposit competition. In addition, while average noninterest-bearing deposits decreased $7.2 million, the ratio of average noninterest-bearing deposits to average total funding sources remained unchanged from the prior quarter at 16%.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net interest income was $24.9 million for the first quarter of 2024, compared to $34.1 million for the first quarter of 2023. The $9.2 million decrease in net interest income was primarily due to higher interest expense of $10.3 million offset partially by higher interest income of $1.1 million. The increase in interest expense was due to higher average rates paid on interest-bearing deposits, and a change in the mix of total deposits.  The increase in interest income was primarily due to higher market rates, offset by a change in the mix of interest earning assets including lower average loan balances as compared to the same quarter last year.

Net interest margin was 2.69% for the first quarter of 2024, a decrease of 101 basis points from 3.70% for the first quarter of 2023. The decrease was primarily due to a 157 basis point increase in the cost of interest-bearing deposits, partially offset by an increase in the yield on interest earning cash, investment securities, and loans. The cost of interest-bearing deposits increased due to increased market rates including the Federal Reserve raising the target Federal Funds Rates during 2023 and peer bank deposit competition. The Federal Reserve increased the target Federal Funds Rate 100 basis points since the end of 2022, including 50 basis points since the end of first quarter of 2023. The weighted average Federal Funds Rate was 5.33% for the first quarter of 2024 compared to 4.65% for the first quarter of 2023.

Interest and fees on total loans for the first quarter of 2024 were $45.5 million compared to $49.9 million for the first quarter of 2023. The $4.4 million decrease was primarily due to a $324.2 million decrease in the average balance of total loans outstanding. The decrease in the average loan balance was primarily due to strategic loans sales and moderated loan production to improve the risk profile of the loan portfolio and strengthen overall on-balance sheet liquidity in response to market conditions during 2023. For the three months ended March 31, 2024 and 2023, the yield on total loans was 6.07% and 6.06%.

Interest expense on deposits increased to $27.8 million for the first quarter of 2024 as compared to $15.7 million for the first quarter of 2023. The $12.1 million increase in interest expense on deposits was primarily due to the increase in the average rates paid on interest-bearing deposits and a $270.5 million increase in average interest-bearing deposits. Average interest-bearing deposits increased, in part, to help offset a decrease in noninterest-bearing deposits as we worked to lower concentration risk in our deposit portfolio coupled with the impact of customers preferring their deposit balances in higher yielding deposit products in response to higher market interest rates. Average noninterest-bearing deposits decreased $170.0 million to $528.3 million in the first quarter of 2024 from $698.4 million in the first quarter of 2023. Average noninterest-bearing deposits as a percentage of total average deposits was 16% for the first quarter of 2024 compared to 23% for the first quarter of 2023.

Provision for Credit Losses

Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023

We recorded no provision for credit losses for the first quarter of 2024 compared to a reversal of provision for credit losses of $431,000 in the fourth quarter of 2023.  The provision for credit losses for the three months ended March 31, 2024, included a reversal of provision for loan losses of $31,000, offset by a provision for credit losses for unfunded commitments of $31,000. The overall provision for credit losses for the first quarter of 2024 took into consideration several factors including: lower specific reserves, changes in the loan portfolio mix, credit quality metrics, including higher nonperforming loans at the end of the first quarter of 2024 compared to the end of 2023, and ongoing uncertainty in the economic indicators such as inflation and the outlook on market interest rates.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

We recorded a provision for credit losses of $2.0 million for the first quarter of 2023 compared to no provision for the first quarter of 2024.  There were $184,000 in net loan charge-offs in the first quarter of 2024, as compared to $157,000 in net loan charge-offs in the first quarter of 2023. The higher provision during the first quarter of 2023 was reflective of increases in classified loans during the first quarter of 2023 that increased the qualitative factors in the our CECL model.

Noninterest Income

The following table sets forth the major components of our noninterest income for the periods presented:

	Three Months Ended			March 31, 2024 Compared To
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023
Noninterest income:
Service charges, fees and other	$992	$972	$1,023	$20	$(31)
Loan servicing income, net of amortization	589	616	731	(27)	(142)
Increase in cash surrender of bank owned life insurance	382	374	335	8	47
Gain on sale of loans	312	116	29	196	283
Gain/(loss) on OREO	724	(57)	—	781	724
Other income	373	5,373	244	(5,000)	129
Total noninterest income	$3,372	$7,394	$2,362	$(4,022)	$1,010

Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023

Noninterest income for the first quarter of 2024 was $3.4 million, a decrease of $4.0 million from $7.4 million in the fourth quarter of 2023. The decrease was due primarily to the CDFI ERP award of $5.0 million  recognized in the fourth quarter of 2023 with no similar income in the first quarter of 2024. This decrease was partially offset by gains on the transfer of two loans to other real estate owned (“OREO”) of $560,000 and higher net gains on the sale of OREO of $221,000 (both of which are included in “Gain on OREO”). There were three loans transferred to OREO totaling $2.5 million during the first quarter of 2024, of which one OREO with a carrying value of $1.4 million was sold. We also recognized a higher gain on sale of loans of $196,000.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Noninterest income increased $1.0 million to $3.4 million for the first quarter of 2024, compared to $2.4 million for the same quarter in the prior year. The increase was primarily attributable to a $724,000 increase in gain on OREO, as described above, and a $283,000 increase in gain on sale of loans, offset partially by a $142,000 decrease in loan servicing income, net of amortization. The decrease in loan servicing income is due to a decrease in average loans being serviced, offset by the impact of lower pre-payments on such loans due to higher market rates.

The following table presents information on loans servicing income for the periods presented:

	Three Months Ended			March 31, 2024 Compared To
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023
Loan servicing income, net of amortization:
Single-family residential loans	$443	$505	$566	$(62)	$(123)
SBA loans	146	111	165	35	(19)
Total	$589	$616	$731	$(27)	$(142)

During the three months ended March 31, 2024, we were servicing SFR mortgage loans for other financial institutions, FHLMC and FNMA as well as servicing SBA loans. The decline in the respective servicing portfolios is due to lower amounts of loans sold with servicing retained combined with the underlying loan portfolio activity of loans from the first quarter of 2023 through the first quarter of 2024.

The following table presents loans serviced for others as of the dates indicated:

	As of			March 31, 2024 Compared To
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023
Loans serviced:
Single-family residential loans serviced	$990,930	$1,014,017	$1,098,526	$(23,087)	$(107,596)
SBA loans serviced	100,713	100,336	114,756	377	(14,043)
Commercial real estate loans serviced	3,798	3,813	3,970	(15)	(172)
Construction loans	5,096	4,710	3,884	386	1,212
Total	$1,100,537	$1,122,876	$1,221,136	$(22,339)	$(120,599)

The following table presents information on loans sold and gain on loans sold for the periods presented:

	Three Months Ended
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Loans sold:
SBA	$3,407	$1,024	$127
Single-family residential mortgage	5,288	2,968	836
	$8,695	$3,992	$963
Gain on loans sold:
SBA	$220	$64	$10
Single-family residential mortgage	92	52	19
	$312	$116	$29

Noninterest Expense

The following table sets forth major components of our noninterest expense for the periods presented:

	Three Months Ended			March 31, 2024 Compared To
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023
Noninterest expense:
Salaries and employee benefits	$9,927	$8,860	$9,864	$1,067	$63
Occupancy and equipment expenses	2,443	2,387	2,398	56	45
Data processing	1,420	1,357	1,299	63	121
Legal and professional	880	1,291	3,013	(411)	(2,133)
Office expenses	356	349	375	7	(19)
Marketing and business promotion	172	241	300	(69)	(128)
Insurance and regulatory assessments	982	1,122	504	(140)	478
Core deposit premium	201	215	237	(14)	(36)
Other expenses	588	571	921	17	(333)
Total noninterest expense	$16,969	$16,393	$18,911	$576	$(1,942)

Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023

Noninterest expense for the first quarter of 2024 was $17.0 million, an increase of $576,000 from $16.4 million for the fourth quarter of 2023. This increase was due primarily to higher salaries and employee benefits expenses of $1.1 million, partially offset by lower legal and professional fees of $411,000 and lower insurance and regulatory assessments of $140,000. The increase in salaries and benefits is attributed to the timing of taxes and benefits, which are higher in the first quarter of the year. The number of full-time equivalent employees was 371 at March 31, 2024 compared to 376 at December 31, 2023. The decrease in legal and professional expenses from the fourth quarter of 2023 was due in part to higher legal recoveries of $65,000 as the first quarter included $165,000 in recoveries compared to $100,000 in the fourth quarter of 2023 coupled with lower external auditor fees.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Noninterest expense decreased $1.9 million to $17.0 million in the first quarter of 2024 compared to $18.9 million for the first quarter of 2023. The $1.9 million decrease was primarily due to a decrease in legal and other professional expenses of $2.1 million, other expenses of $333,000, and marketing and business promotion expense of $128,000, partially offset by an increase in insurance and regulatory assessments of $478,000. The decrease in legal and professional expenses was due mostly to lower legal expenses and external consulting and audit fees related to the previously disclosed internal investigation that was subsequently resolved. Marketing and business promotion expense decreased due to decreases in advertising and CRA donation expenses. Other expenses includes board of director compensation costs, which decreased $270,000 due to the reconstitution of the board after the first quarter of 2023. Insurance and regulatory assessments increased due mostly to a $435,000 increase in our FDIC assessment due in part to the consent order issued in October 2023.

Income Tax Expense

Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023

We recorded an income tax provision of $3.2 million and $5.0 million, reflecting an effective tax rate of 28.8% and 29.4%, for the three months ended March 31, 2024 and December 31, 2023. Income tax included an $8,000 expense for stock options exercised for the three months ended March 31, 2024 and December 2023.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

We recorded an income tax provision of $3.2 million and $4.6 million, reflecting an effective tax rate of 28.8% and 29.4%, for the three months ended March 31, 2024 and 2023. Income tax included an $8,000 expense for stock options exercised for the three months ended March 31, 2024 and a $5,000 benefit for the same period in 2023.

ANALYSIS OF FINANCIAL CONDITION

Assets

At March 31, 2024, total assets were $3.9 billion, a decrease of $148.0 million, from total assets of $4.0 billion at December 31, 2023, primarily due to a $162.1 million decrease in cash and cash equivalents and a $2.5 million decrease in gross loans, partially offset by a $16.2 million increase in AFS investment securities. The decrease in cash and cash equivalents was primarily due to a decrease of $208.0 million in wholesale deposits.

Investment Securities

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

Our investment policy is reviewed annually by our board of directors. Overall investment goals are established by our board of directors, Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and members of our Asset Liability Committee (“ALCO”) of our board of directors. Our board of directors has delegated the responsibility of monitoring our investment activities to our ALCO. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of our CEO and CFO. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. We monitor our securities portfolio to ensure it has adequate credit support and consider the lowest credit rating for identification of potential credit impairment.

The following table sets forth the book value and percentage of each category of securities as of the dates indicated. The book value for debt securities classified as AFS are reflected at fair market value and the book value for securities classified as HTM are reflected at amortized cost.

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value
Government agency securities	$7,059	2.1%	$8,161	2.5%
SBA agency securities	14,314	4.2%	13,217	4.1%
Mortgage-backed securities: residential	33,180	9.7%	34,652	10.7%
Collateralized mortgage obligations: residential	88,099	26.0%	82,327	25.3%
Collateralized mortgage obligations: commercial	75,637	22.2%	67,299	20.8%
Commercial paper	77,066	22.6%	73,105	22.6%
Corporate debt securities (1)	30,630	9.0%	30,691	9.5%
Municipal securities	9,209	2.7%	9,509	2.8%
Total securities, available for sale, at fair value	$335,194	98.5%	$318,961	98.3%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$501	0.1%	$501	0.2%
Tax-exempt municipal securities	4,703	1.4%	4,708	1.5%
Total securities, held to maturity, at amortized cost	5,204	1.5%	5,209	1.7%
Total securities	$340,398	100.0%	$324,170	100.0%

(1)	Comprised of corporate note securities, commercial paper and financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM as of the dates indicated.

	Amortized	Unrealized	Unrealized	Fair
March 31, 2024	Cost	Gains	Losses	Value
(dollars in thousands)
Available for sale
Government agency securities	$7,586	$—	$(527)	$7,059
SBA agency securities	14,524	40	(250)	14,314
Mortgage-backed securities: residential	39,567	—	(6,387)	33,180
Collateralized mortgage obligations: residential	100,808	169	(12,878)	88,099
Collateralized mortgage obligations: commercial	78,404	105	(2,872)	75,637
Commercial paper	77,088	—	(22)	77,066
Corporate debt securities	34,784	21	(4,175)	30,630
Municipal securities	12,627	—	(3,418)	9,209
	$365,388	$335	$(30,529)	$335,194
Held to maturity
Municipal taxable securities	$501	$—	$(1)	$500
Municipal securities	4,703	—	(156)	4,547
	$5,204	$—	$(157)	$5,047
December 31, 2023
Available for sale
Government agency securities	$8,705	$—	$(544)	$8,161
SBA agency securities	13,289	144	(216)	13,217
Mortgage-backed securities: residential	40,507	—	(5,855)	34,652
Collateralized mortgage obligations: residential	94,071	454	(12,198)	82,327
Collateralized mortgage obligations: commercial	69,941	22	(2,664)	67,299
Commercial paper	73,121	—	(16)	73,105
Corporate debt securities	34,800	—	(4,109)	30,691
Municipal securities	12,636	—	(3,127)	9,509
	$347,070	$620	$(28,729)	$318,961
Held to maturity
Municipal taxable securities	$501	$3	$—	$504
Municipal securities	4,708	—	(115)	4,593
	$5,209	$3	$(115)	$5,097

The weighted-average book yield on the total investment portfolio at March 31, 2024 was 4.16% with a weighted-average life of 5.1 years. This compares to a weighted-average book yield of 4.00% with a weighted-average life of 5.1 years at December 31, 2023. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows our investment securities’ fair value and weighted average yields by maturity in the following maturity groupings as of March 31, 2024. The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted
March 31, 2024	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield
(dollars in thousands)
Government agency securities	$—	—%	$7,059	2.97%	$—	—%	$—	—%	$7,059	2.97%
SBA securities	—	—%	2,024	2.65%	12,290	5.93%	—	—%	14,314	5.43%
Mortgage-backed securities: residential	—	—%	9,428	0.93%	16,327	2.27%	7,425	2.04%	33,180	1.86%
Collateralized mortgage obligations: residential	16	1.80%	35,226	4.74%	52,857	2.08%	—	—%	88,099	3.04%
Collateralized mortgage obligations: commercial	4,071	7.14%	18,023	3.93%	53,543	5.86%	—	—%	75,637	5.44%
Commercial paper	77,066	5.98%	—	—%	—	—%	—	—%	77,066	5.98%
Corporate debt securities	—	—%	12,533	4.09%	16,160	3.61%	1,937	2.89%	30,630	3.73%
Municipal securities	—	—%	—	—%	—	—%	9,209	1.92%	9,209	1.92%
Total available for sale	$81,153	6.04%	$84,293	3.85%	$151,177	3.92%	$18,571	2.07%	$335,194	4.27%

Municipal taxable securities	$—	—%	$500	5.25%	$—	—%	$—	—%	$500	5.25%
Municipal securities	—	—%	—	—%	2,847	2.77%	1,700	2.59%	4,547	2.71%
Total held to maturity	$—	—%	$500	5.25%	$2,847	2.77%	$1,700	2.59%	$5,047	2.96%

The table below shows our investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired. A summary of our analysis of these securities and the unrealized losses is described more fully in "Note 4 — Investment Securities" of our consolidated financial statements included in our 2023 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
March 31, 2024	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Government sponsored agencies	$3,513	$(57)	$3,546	$(470)	$7,059	$(527)
SBA securities	6,341	(33)	2,023	(217)	8,364	(250)
Mortgage-backed securities: residential	—	—	33,180	(6,387)	33,180	(6,387)
Collateralized mortgage obligations: residential	13,963	(146)	60,647	(12,732)	74,610	(12,878)
Collateralized mortgage obligations: commercial	26,029	(267)	34,431	(2,605)	60,460	(2,872)
Commercial paper (1)	39,731	(22)	—	—	39,731	(22)
Corporate debt securities	—	—	27,559	(4,175)	27,559	(4,175)
Municipal securities	—	—	9,209	(3,418)	9,209	(3,418)
Total available for sale	$89,577	$(525)	$170,595	$(30,004)	$260,172	$(30,529)

Municipal taxable securities	$500	$(1)	$—	$—	$500	$(1)
Municipal securities	788	(12)	3,759	(144)	4,547	(156)
Total held to maturity	$1,288	$(13)	$3,759	$(144)	$5,047	$(157)

(1)	We held $37.3 million of commercial paper where the amortized cost and fair value are equal as of March 31, 2024.

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2023	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(dollars in thousands)
Government sponsored agencies	$4,238	$(72)	$3,923	$(472)	$8,161	$(544)
SBA securities	5,102	(18)	2,094	(198)	7,196	(216)
Mortgage-backed securities: residential	—	—	34,652	(5,855)	34,652	(5,855)
Collateralized mortgage obligations: residential	2,597	(37)	60,275	(12,161)	62,872	(12,198)
Collateralized mortgage obligations: commercial	18,463	(70)	35,077	(2,594)	53,540	(2,664)
Commercial paper (1)	53,211	(16)	—	—	53,211	(16)
Corporate debt securities	—	—	30,691	(4,109)	30,691	(4,109)
Municipal securities	—	—	9,509	(3,127)	9,509	(3,127)
Total available for sale	$83,611	$(213)	$176,221	$(28,516)	$259,832	$(28,729)

Municipal securities	$1,397	$(19)	$3,196	$(96)	$4,593	$(115)
Total held to maturity	$1,397	$(19)	$3,196	$(96)	$4,593	$(115)

(1)	We held $19.9 million of commercial paper where the amortized cost and fair value are equal as of December 31, 2023.

There was no ACL on the HTM securities portfolio as of March 31, 2024 and  December 31, 2023. We monitor our securities portfolio to ensure all of our investments have adequate credit support and we consider the lowest credit rating for identification of potential credit impairment. As of March 31, 2024, we believe there was no impairment. In addition, we did not have the current intent to sell securities with a fair value below amortized cost at March 31, 2024, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. As of March 31, 2024, all of our investment securities in an unrealized loss position received an investment grade credit rating. The overall net decreases in fair value during the period were attributable to a combination of changes in interest rates and market conditions.

Loans

The loan portfolio is the largest category of our earning assets. At March 31, 2024, total loans HFI, net of ALL, totaled $3.0 billion. Net loans HFI decreased $4.5 million, or 0.1%, to $3.0 billion at March 31, 2024 as compared to $3.0 billion at December 31, 2023. The decrease was primarily due a $24.3 million decrease in SFR mortgages, an $8.7 million decrease in C&I loans, and a $1.4 million decrease in other loans, partially offset by a $16.6 million increase in C&D loans, a $10.6 million increase in CRE loans, and a $2.6 million increase in SBA loans. SFR mortgage loans represent approximately 50% of our total loans as of March 31, 2024 and December 31, 2023.

The following table presents the balance and associated percentage of our loan portfolio, by loan segment, as of the dates indicated:

	As of March 31, 2024		As of December 31 2023
(dollars in thousands)	$	%	$	%
Loans HFI:(1)
Construction and land development	$198,070	6.5%	$181,469	6.0%
Commercial real estate (2)	1,178,498	38.9%	1,167,857	38.5%
Single-family residential mortgages	1,463,497	48.4%	1,487,796	49.1%
Commercial and industrial	121,441	4.0%	130,096	4.3%
SBA	54,677	1.8%	52,074	1.7%
Other loans	11,178	0.4%	12,569	0.4%
Total loans HFI	3,027,361	100.0%	3,031,861	100.0%
Allowance for loan losses	(41,688)		(41,903)
Total loans HFI, net (1)	$2,985,673		$2,989,958

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential and SFR loans for a business purpose.

The following table presents the geographic locations of loans in our loan portfolio, by loan segment, as of the date indicated:

	As of March 31, 2024
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and Industrial	SBA	Other	Total loans, net
(dollars in thousands)	$	$	$	$	$	$	$	%
Loans HFI:
California	$129,794	$575,876	$689,255	$110,692	$36,916	$1,517	$1,544,050	51.0%
Hawaii	—	2,049	4,709	105	—	10	6,873	0.2%
Illinois	225	37,711	48,724	1,006	—	97	87,763	2.9%
New Jersey	—	21,158	23,946	462	—	184	45,750	1.5%
Nevada	—	61,885	22,029	398	2,792	117	87,221	2.9%
New York	56,362	171,882	667,354	792	1,976	3,501	901,867	29.8%
Other	11,689	307,937	7,480	7,986	12,993	5,752	353,837	11.7%
Total loans HFI	$198,070	$1,178,498	$1,463,497	$121,441	$54,677	$11,178	$3,027,361	100.0%

The majority of our loan portfolio is based on collateral or businesses located in California and New York, which represent 80.8% of our loan portfolio. Loans secured by collateral in other states represented approximately 19.2% of our portfolio and the majority of these loans are secured by CRE with a weighted average loan-to-value (“LTV”) of 58.5% at March 31, 2024.

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

C&I loans decreased $8.7 million, or 6.7%, to $121.4 million as of March 31, 2024 compared to $130.1 million at December 31, 2023 primarily due to decreases in mortgage warehouse lines and a decrease in usages of the credit lines due to increases in market rates of interest. The interest rate on these loans are generally Wall Street Journal Prime rate based.

Commercial real estate loans. CRE loans include owner-occupied and non-occupied CRE, multi-family residential and SFR mortgage loans originated for a business purpose. Except for the multi-family residential loan portfolio, the interest rate for the majority of these loans are Prime rate based and have a maturity of five years or less except for the SFR loans originated for a business purpose which may have a maturity of one year. The multi-family residential loans generally have interest rates based on the 5-year treasury, 10-year maturity with a five year fixed rate period followed by a five year floating rate period, and have a declining prepayment penalty over the first five years. The total CRE portfolio increased $10.6 million, or 0.9%, to $1.18 billion at March 31, 2024, compared to $1.17 billion at December 31, 2023. The multi-family residential loan portfolio was $570.2 million as of March 31, 2024 and $573.4 million as of December 31, 2023. The SFR mortgage loan portfolio originated for a business purpose totaled $51.9 million as of March 31, 2024 and $48.7 million as of December 31, 2023.

The following table presents the LTV ratios at origination for CRE loans by property type as of the date indicated:

March 31, 2024	LTV Distribution
(dollars in thousands)	<45%	45%≤54%	55%≤64%	65%≤74% (1)	>85%	Total
Non-owner occupied:
Hotel/Motel	$18,500	$11,845	$15,905	$6,069	$—	$52,319
Office	8,644	—	17,156	—	8,535	34,335
Rent Controlled NY Multifamily	25,712	18,119	8,364	—	—	52,195
Mobile Home	42,867	72,389	68,259	87,127	—	270,642
Mixed Use	90,194	23,672	8,832	64,456	—	187,154
Apartments	20,912	45,020	33,183	53,907	—	153,022
Warehouse	13,412	23,662	46,501	4,209	1,438	89,222
Retail	26,362	19,813	22,597	905	—	69,677
SFR Rental	12,842	30,501	14,767	5,791	—	63,901
Other	4,565	—	1,686	—	—	6,251
Total non-owner occupied	$264,010	$245,021	$237,250	$222,464	$9,973	$978,718
Owner-occupied:
Hotel/Motel	642	28,411	42,913	—	—	71,966
Office	661	2,842	786	1,301	—	5,590
Rent Controlled NY Multifamily	1,449	—	358	—	—	1,807
Mixed Use	3,430	4,043	5,236	—	—	12,709
Warehouse	5,426	11,039	37,786	26,993	—	81,244
Retail	4,131	8,543	4,856	—	—	17,530
SFR Rental	—	1,113	—	—	—	1,113
Other	1,402	166	440	5,813	—	7,821
Total owner-occupied	$17,141	$56,157	$92,375	$34,107	$—	$199,780
Total	$281,151	$301,178	$329,625	$256,571	$9,973	$1,178,498

(1)	No loans in the 75% - 85% LTV Distribution

The following table presents the LTV ratios at origination for CRE loans by state as of the date indicated:

March 31, 2024	LTV Distribution
(dollars in thousands)	<45%	45%≤54%	55%≤64%	65%≤74% (1)	>85%	Total
Non-owner occupied:
California	$138,603	$120,577	$88,884	$73,871	$—	$421,935
New York	67,475	56,712	30,317	4,040	—	158,544
Nevada	22,308	17,332	16,862	1,441	—	57,943
Illinois	17,318	2,637	3,239	1,159	9,973	34,326
New Jersey	324	865	16,259	905	—	18,353
Hawaii	299	894	—	—	—	1,193
Other	17,683	46,004	81,689	141,048	—	286,424
Total non-owner occupied	$264,010	$245,021	$237,250	$222,464	$9,973	$978,718
Owner-occupied:
California	8,861	35,613	77,537	31,930	—	153,941
New York	7,187	1,885	3,413	853	—	13,338
Nevada	—	2,618	—	1,324	—	3,942
Illinois	557	1,267	1,561	—	—	3,385
New Jersey	536	1,969	300	—	—	2,805
Hawaii	—	856	—	—	—	856
Other	—	11,949	9,564	—	—	21,513
Total owner-occupied	$17,141	$56,157	$92,375	$34,107	$—	$199,780
Total	$281,151	$301,178	$329,625	$256,571	$9,973	$1,178,498

(1)	No loans in the >75% - 85% LTV Distribution

Construction and land development loans. Our C&D loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. These loans are typically Prime rate based and have maturities of less than 18 months. C&D loans increased $16.6 million, or 9.1%, to $198.1 million at March 31, 2024 as compared to $181.5 million at December 31, 2023, as originations exceeded loan repayments.

The following table shows the categories of our C&D portfolio as of the dates indicated:

	As of March 31, 2024		As of December 31, 2023		Increase (Decrease)
(dollars in thousands)	$	Mix %	$	Mix %	$	%
Residential construction	$84,161	42.5%	$80,341	44.2%	$3,820	4.8%
Commercial construction	93,167	47.0%	78,053	43.0%	15,114	19.4%
Land development	20,742	10.5%	23,075	12.7%	(2,333)	(10.1)%
Total construction and land development loans	$198,070	100.0%	$181,469	100.0%	$16,601	9.1%

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

SBA loans increased $2.6 million, or 5.0%, to $54.7 million at March 31, 2024 compared to $52.1 million at December 31, 2023. We originated SBA loans of $8.4 million during the first three months of 2024. Offsetting these loan originations were loan sales of $3.4 million and net loan payoffs and paydowns of $2.4 million during the first three months of 2024.

SFR Loans. As of March 31, 2024, we had $1.5 billion of SFR real estate loans, representing 48.4% of our loans HFI portfolio. SFR real estate loans decreased $24.3 million, or 1.6%, during the first quarter of 2024 due to lower loan originations compared to net payoffs and paydowns. As of March 31, 2024, the weighted-average LTV of the portfolio was 60.0%, the weighted average FICO score was 763, and the average duration was 2.8 years. We originate qualified SFR mortgage loans and non-qualified, alternative documentation SFR mortgage loans through correspondent relationships and retail channels, including our branch network, to accommodate the needs of the Asian-American market. The loans HFI are generally originated through our retail branch network to our customers. The qualified SFR mortgage loans are 15-year and 30-year conforming mortgages, which are generally originated through our branch network and may be sold directly to FNMA and FHLMC. We originate non-qualified SFR mortgage loans both to sell and hold for investment.

There were $3.9 million loans HFS as of March 31, 2024 compared to $1.9 million loans HFS as of December 31, 2023. The loans sold to other banks are sold with no representations or warranties and with a replacement feature for the first 90-days if the loan pays off early. For SFR loans sold to FNMA, FHLMC and to investment funds we provide limited representations and warranties and with a repurchase and premium refund for loans that become delinquent in the first 90-days or a premium refund if paid-off in the first 90-days with respect to all loans sold. As a condition of the sale, the buyer must have the loans audited for underwriting and compliance standards.

Loan Quality

We use what we believe is a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our loan portfolio. Our underwriting policies and practices govern the risk profile and credit and geographic concentration for our loan portfolio. Our comprehensive methodology to monitor these credit quality standards includes a risk classification system that identifies potential problem loans based on risk characteristics by loan type as well as the early identification of deterioration at the individual loan level.

Analysis of the Allowance for Loan Losses

The following table allocates the ALL, or the allowance, by category:

	As of March 31,		As of December 31,
	2024		2023
(dollars in thousands)	$	% (1)	$	% (1)
Loans:
Construction and land development	$1,311	0.66%	$1,219	0.67%
Commercial real estate (2)	18,307	1.55%	17,826	1.53%
Single-family residential mortgages	19,878	1.36%	20,117	1.35%
Commercial and industrial	1,294	1.07%	1,348	1.04%
SBA	735	1.34%	1,196	2.30%
Other	163	1.46%	197	1.57%
Allowance for loan losses	$41,688	1.38%	$41,903	1.38%

(1)	% of allowance to total loans in the respective category
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and single-family residential loans originated for a business purpose.

Allowance for Credit Losses

We account for credit losses on loans in accordance with ASC 326, which requires us to record an estimate of expected lifetime credit losses for loans at the time of origination. The ACL for loans is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated balance sheet. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL for loans is performed by collectively evaluating loans with similar risk characteristics. We have elected to utilize a DCF approach for all segments except consumer loans and warehouse mortgage loans, for these a remaining life approach was elected.

Our DCF loss rate methodology incorporates a probability of default, loss given default and exposure at default to derive expected loss within the CECL model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. We use both internal and external qualitative factors within the CECL model including: lending policies, procedures, and strategies; changes in nature and volume of the portfolio; credit and lending personnel experience; changes in volume and trends in classified, delinquent, and nonaccrual loans; concentration risk; collateral values; regulatory and business environment; loan review results; and economic conditions. Management estimates the allowance balance required using past loan loss experience from peers with similar portfolio sizes and geographic locations to the Company, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Our CECL methodology utilizes a four-quarter reasonable and supportable forecast period, and a four-quarter reversion period. We are using the Federal Open Market Committee to obtain forecasts for the unemployment rate, while reverting to a long-run average of each considered economic factor.

Individual loans considered to be uncollectible are charged off against the ACL. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be probable. Recoveries on loans previously charged off are added to the ACL. Net charge-offs to average loans HFI were 0.02% for the three months ended March 31, 2024 and 0.10% for the twelve months ended December 31, 2023.

The ACL was $42.4 million at March 31, 2024 compared to $42.5 million at December 31, 2023. The $184,000 decrease in the first quarter of 2024 was primarily due to net charge-offs of $184,000.

The following table provides an analysis of the ACL, provision for credit losses and net charge-offs for the periods indicated:

	For the Three Months Ended March 31,
(dollars in thousands)	2024	2023
Balance, beginning of period	$41,903	$41,076
Charge-offs:
Commercial real estate	(116)	—
Single-family residential mortgages	—	(93)
Commercial and industrial	(3)	—
Other	(95)	(68)
Total charge-offs	(214)	(161)
Recoveries:
Commercial and industrial	1
SBA	—	1
Other	29	3
Total recoveries	30	4
Net (charge-offs)/recoveries	(184)	(157)
(Reversal of ) provision for credit losses - loans	(31)	2,152
Balance, end of period	$41,688	$43,071

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$640	$1,156
Reserve for (reversal of) unfunded commitments	31	(138)
Balance at the end of period	$671	$1,018

Total allowance for credit losses (ACL)	$42,359	$44,089

Total loans HFI at end of period	$3,027,361	$3,342,416
Average loans HFI	$3,017,208	$3,342,578
Net charge-offs to average loans HFI	(0.02%)	(0.02%)
Allowance for loan losses to total loans HFI	1.38%	1.29%

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

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value at the date of foreclosure, establishing a new cost basis (carrying value) by a charge to the allowance for credit losses, if necessary, or a gain recognized through noninterest income, as appropriate. Once classified as an OREO, it is subsequently carried at the lower of our carrying value of the property or its fair value. Fair value is based on current appraisals less estimated selling costs. Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance. Operating expenses and related income of such properties and gains and losses on their disposition are included in other operating income and expenses.

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

	As of March 31,	As of December 31,
(dollars in thousands)	2024	2023
Nonaccrual loans:
Commercial real estate	$10,314	$10,569
Single-family residential mortgages	22,806	18,103
Commercial and industrial	1,780	854
SBA	1,026	2,085
Other	9	8
Total nonaccrual loans	35,935	31,619
Total nonperforming loans	35,935	31,619
OREO	1,071	—
Nonperforming assets	$37,006	$31,619
Nonperforming loans to total loans HFI	1.19%	1.04%
Nonperforming assets to total assets	0.95%	0.79%
Nonperforming loans to tangible common equity and ALL	7.46%	6.60%
Nonperforming assets to tangible common equity and ALL	7.68%	6.60%

Nonperforming assets totaled $37.0 million, or 0.95% of total assets, at March 31, 2024, compared to $31.6 million, or 0.79% of total assets, at December 31, 2023. The $5.4 million increase in nonperforming assets was due to loans placed on nonaccrual status of $7.7 million, consisting primarily of SFR mortgages, and additional OREO of $1.1 million (included in “Accrued interest and other assets”), partially offset by payoffs or paydowns of $3.0 million of nonaccrual loans, loans that migrated to accruing status of $257,000, and nonaccrual loan charge-offs of $125,000.

Our 30-89 day delinquent loans, excluding nonperforming loans, increased $4.1 million to $21.0 million as of March 31, 2024 compared to $16.8 million as of December 31, 2023. The increase in past due loans was due to $19.6 million in new delinquent loans, partially offset by $7.3 million in loans that were placed on nonaccrual status, $5.9 million in loans that migrated back to past due for less than 30 days, and $2.2 million in loan payoffs or paydowns.

We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2024 and 2023, while the loans were in nonaccrual status.

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

The following table presents the risk categories for total loans by class of loans as of the dates indicated:

		Special
March 31, 2024	Pass	Mention	Substandard	Doubtful	Total
(dollars in thousands)
Real Estate:
Construction and land development	$186,381	$11,689	$—	$—	$198,070
Commercial real estate	1,148,697	6,851	22,950	—	1,178,498
Single-family residential mortgages	1,440,007	—	23,490	—	1,463,497
Commercial:
Commercial and industrial	112,364	678	8,399	—	121,441
SBA	51,072	1,362	2,243	—	54,677
Other:	11,090	—	88	—	11,178
Total	$2,949,611	$20,580	$57,170	$—	$3,027,361

		Special
December 31, 2023	Pass	Mention	Substandard	Doubtful	Total
(dollars in thousands)
Real Estate:
Construction and land development	$169,793	$11,676	$—	$—	$181,469
Commercial real estate	1,123,887	12,599	31,371	—	1,167,857
Single-family residential mortgages	1,464,531	4,474	18,791	—	1,487,796
Commercial:					—
Commercial and industrial	119,858	2,737	7,501	—	130,096
SBA	47,397	1,356	3,321	—	52,074
Other:	12,454	—	115	—	12,569
Total	$2,937,920	$32,842	$61,099	$—	$3,031,861

Special mention loans totaled $20.6 million, or 0.68% of total loans, at March 31, 2024, compared to $32.8 million, or 1.08% of total loans, at December 31, 2023. The decrease was due to upgrades to pass loans of $6.5 million, a downgrade to substandard loans of $3.9 million, and loan paydowns of $2.7 million, partially offset by additional special mention loans of $674,000.

Substandard loans totaled $57.2 million, or 1.89% of total loans, at March 31, 2024, compared to $61.1 million, or 2.02% of total loans, at December 31, 2023. The $3.9 million decrease was due to loan paydowns of $11.0 million, upgrades to pass loans of $277,000, an upgrade to special mention loans of $200,000, and substandard loan charge-offs of $125,000, partially offset by a downgrade from special mention loans of $3.9 million and additional substandard loans of $3.8 million.

Goodwill and Other Intangible Assets. Goodwill was $71.5 million at both March 31, 2024 and December 31, 2023. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consist of CDI, were $2.6 million and $2.8 million at March 31, 2024 and December 31, 2023. These core deposit intangible assets are amortized primarily on an accelerated basis over their estimated useful lives, generally over a period of 3 to 10 years.

Liabilities. Total liabilities decreased by $150.7 million to $3.4 billion at March 31, 2024 from $3.5 billion at December 31, 2023, primarily due to a $146.4 million decrease in deposits. This decrease was due to a decrease in interest-bearing deposits as noninterest-bearing deposits remained relatively stable at $539.5 million. The decrease in interest-bearing deposits included a decrease in time deposits of $156.4 million, offset by an increase in non-maturity deposits of $10.1 million. The decrease in time deposits included a $208.0 million decrease in wholesale deposits.

Deposits.

.

The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	March 31, 2024		December 31, 2023
(dollars in thousands)	$	%	$	%
Noninterest-bearing demand deposits:	$539,517	17.82%	$539,621	17.00%
Interest-bearing deposits:
NOW	55,095	1.82%	57,969	1.83%
Money market	428,505	14.15%	412,415	12.99%
Savings	159,240	5.26%	162,344	5.11%
Time deposits $250,000 and under	1,083,898	35.79%	1,190,821	37.51%
Time deposits over $250,000	762,074	25.16%	811,589	25.56%
Total interest-bearing deposits	2,488,812	82.18%	2,635,139	83.00%
Total deposits	$3,028,329	100.00%	$3,174,760	100.00%

The following table summarizes our average deposit balances and weighted average rates for the periods presented:

	For the Three Months Ended		For the Year Ended
	March 31, 2024		December 31, 2023
		Weighted		Weighted
	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate (%)	Balance	Rate (%)
Noninterest-bearing demand deposits	$528,346	—	$602,291	—
Interest-bearing deposits:
NOW	58,946	2.03%	58,191	1.25%
Money market	411,751	3.44%	429,102	2.46%
Savings	157,227	1.67%	126,062	0.73%
Time deposits $250,000 and under	1,175,804	4.72%	1,146,513	4.11%
Time deposits over $250,000	785,172	4.88%	742,839	4.00%
Total interest-bearing deposits	2,588,900	4.32%	2,502,707	3.56%
Total deposits	$3,117,246	3.59%	$3,104,998	2.87%

The following table sets forth the maturity of time deposits as of March 31, 2024:

	Maturity Within:
(dollars in thousands)	Three Months or less	After Three to Six Months	After Six to 12 Months	After 12 Months	Total
Time Deposits:
Time deposits $250,000 and under (1)	$286,012	$268,368	$363,467	$13,051	$1,083,898
Time deposits over $250,000 (2)	207,974	220,864	332,510	726	762,074
Total time deposits	$493,986	$489,232	$695,977	$13,777	$1,845,972

(1)	Includes wholesale deposits of $187.6 million.
(2)	Includes wholesale deposits of $10.0 million.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(dollars in thousands)	March 31 2024	December 31 2023
Uninsured deposits	$1,305,040	$1,367,568

Of the $762.1 million in time deposits over $250,000, the estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $566.5 million at March 31, 2024. The following table sets forth the maturity distribution of time deposits in amounts of more than $250,000 as of the date indicated.

(dollars in thousands)	March 31, 2024
3 months or less	$167,492
Over 3 months through 6 months	162,706
Over 6 months through 12 months	236,039
Over 12 months	226
Total	$566,463

We acquire deposits through wholesale channels including brokered deposits, collateralized deposits from the State of California, and internet listing services as needed to supplement liquidity. The total amount of such deposits at March 31, 2024 was $197.6 million and $405.6 million  at December 31, 2023. Brokered time deposits were $153.0 million at March 31, 2024 and $254.9 million at December 31, 2023.

In addition, we offer deposit products through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit. Time deposits held through the CDARS program were $149.5 million at March 31, 2024 and $135.7 million at December 31, 2023 and ICS deposits totaled $122.2 million at March 31, 2024 and $109.2 million at December 31, 2023. The increase in the participation in these programs is due to our focus on enhancing liquidity in recent periods.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. We had no FHLB overnight advances at March 31, 2024 and December 31, 2023. We had $150.0 million in FHLB advances at March 31, 2024 and December 31, 2023, which had an original term of five years and a maturity date in the first quarter of 2025. The average fixed interest rate on FHLB advances is 1.18%. We secured this funding in case it experienced a liquidity issue caused by the COVID-19 pandemic and to obtain an attractive interest rate. The following table sets forth information on our total FHLB advances at and for the periods presented:

	As of and For the Three Months Ended March 31,
(dollars in thousands)	2024	2023
FHLB Borrowings:
Outstanding at period-end	$150,000	$220,000
Average amount outstanding	150,000	229,778
Maximum amount outstanding at any month-end	150,000	220,000
Weighted average interest rate:
During period	1.18%	2.49%
End of period	1.18%	2.43%

Long-term Debt. Long-term debt consists of subordinated notes. As of March 31, 2024, the amount of subordinated notes outstanding was $119.2 million as compared to $119.1 million at December 31, 2023.

In March 2021, we issued $120.0 million of 4.00% fixed to floating rate subordinated notes due April 1, 2031 (the “2031 Subordinated Notes”). The interest rate is fixed through April 1, 2026 and floats at three month Secured Overnight Financing Rate (“SOFR”) plus 329 basis points thereafter. We can redeem the 2031 Subordinated Notes beginning April 1, 2026. The 2031 Subordinated Notes are considered Tier 2 capital at the Company.

Subordinated Debentures. Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.0 million as of March 31, 2024 and $14.9 million as of December 31, 2023. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. These subordinated debentures consist of the following and are described in detail after the table below:

(dollars in thousands)	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	March 31, 2024 Effective Rate	Stated Maturity
Subordinated debentures:
TFC Trust	December 22, 2006	$ 5,155	$ 1,166	$ 3,989	Three-month CME Term SOFR plus 0.26% (a) plus 1.65%,	7.24%	March 15, 2037
FAIC Trust	December 15, 2004	7,217	822	6,395	Three-month CME Term SOFR plus 0.26% (a) plus 2.25%	7.84%	December 15, 2034
PGBH Trust	December 15, 2004	5,155	546	4,609	Three-month CME Term SOFR plus 0.26% (a) plus 2.10%	7.69%	December 15, 2034
Total		$ 17,527	$ 2,534	$ 14,993
(a)	Represents applicable tenor spread adjustment when the original LIBOR index was discontinued on June 30, 2023.

At March 31, 2024, we were in compliance with all covenants under our long-term debt agreements.

The Company maintains the TFC Statutory Trust ("TFC Trust"), which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). The TFC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 7.24% as of March 31, 2024, and three-month LIBOR plus 1.65%, which was 7.30% at December 31, 2023.

The Company maintains the First American International Statutory Trust I ("FAIC Trust"), which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). The FAIC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 7.84% as of March 31, 2024, and three-month LIBOR plus 2.25%, which was 7.90% at December 31, 2023.

The Company maintains the Pacific Global Bank Trust I ("PGBH Trust"), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. The PGBH subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 7.69% as of March 31, 2024, and three-month LIBOR plus 2.10%, which was 7.75% at December 31, 2023.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and changes in accumulated other comprehensive income caused primarily by fluctuations in unrealized holding gains or losses, net of taxes, on available for sale investment securities.

Shareholders’ equity increased $2.7 million, or 0.5%, to $514.0 million as of March 31, 2024 from $511.3 million at December 31, 2023. The increase in shareholders' equity for the first quarter was due to net earnings of $8.0 million and $541,000 from the exercise of stock options, partially offset by dividends paid of $3.0 million, common stock share repurchases totaling $1.5 million, and higher net after tax unrealized losses on AFS securities of $1.5 million. As a result, book value per share increased to $27.67 from $27.47 and tangible book value per share increased to $23.68 from $23.48. For additional information, see "Non-GAAP Financial Measures."

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

We have sufficient capital and do not anticipate any need for additional liquidity as of March 31, 2024. As of March 31, 2024, we had $92.0 million of federal funds lines, of which $80.0 million is on an unsecured basis and $12.0 million is collateralized by investment securities with fair market value of $21.1 million, with no amounts advanced against the lines. At December 31, 2023, we had $92.0 million of unsecured fed funds line, with no advances drawn.  In addition, lines of credit from the Federal Reserve Discount Window were $43.9 million at March 31, 2024 and $42.3 million at December 31, 2023. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $62.4 million as of March 31, 2024 and $62.8 million as of December 31, 2023. We did not have any borrowings outstanding with the Federal Reserve at March 31, 2024 and December 31, 2023, and our borrowing capacity is limited only by eligible collateral.

At March 31, 2024 and December 31, 2023, we had $150.0 million in FHLB term advances outstanding which mature in the first quarter of 2025. Based on the values of loans pledged as collateral, we had $1.0 billion of secured borrowing capacity with the FHLB as of March 31, 2024 and $1.0 billion at December 31, 2023.

RBB is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. RBB’s main source of funding is dividends declared and paid to RBB by the Bank and RAM. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to RBB. Management believes that these limitations will not impact our ability to meet our ongoing short-term cash obligations. At March 31, 2024, RBB had $41.4 million in cash, of which $40.6 million was on deposit at the Bank.

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

The table below summarizes the minimum capital requirements applicable to RBB and the Bank pursuant to Basel III regulations as of the dates reflected. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below also summarizes the capital requirements applicable to RBB and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as RBB’s and the Bank’s capital ratios as of March 31, 2024 and December 31, 2023. RBB and the Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at March 31, 2024	Ratio at December 31, 2023	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	12.16%	11.99%	4.00%	4.00%	5.00%
Bank	13.95%	13.62%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	19.10%	19.07%	4.50%	7.00%	6.50%
Bank	22.60%	22.41%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	19.72%	19.69%	6.00%	8.50%	8.00%
Bank	22.60%	22.41%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	25.91%	25.92%	8.00%	10.50%	10.00%
Bank	23.86%	23.67%	8.00%	10.50%	10.00%

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at March 31, 2024:

	Payments Due
	Within	One to	Three to	After Five
(dollars in thousands)	One Year	Three Years	Five Years	Years	Total
Deposits without a stated maturity:	$1,182,357	$—	$—	$—	$1,182,357
Time deposits	1,832,195	12,586	1,191	—	1,845,972
FHLB advances	150,000	—	—	—	150,000
Long-term debt	—	—	—	119,243	119,243
Subordinated debentures	—	—	—	14,993	14,993
Leases	5,137	11,390	9,672	10,101	36,300
Total contractual obligations	$3,169,689	$23,976	$10,863	$144,337	$3,348,865

Off-Balance Sheet Arrangements

We have limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

In the ordinary course of business, we enter into financial commitments to meet the financing needs of our customers. These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the ACL in the consolidated balance sheets. Such off-balance sheet commitments totaled $197.4 million as of March 31, 2024 and $190.7 million as of December 31, 2023.

Our exposure to loan loss in the event of nonperformance on these financial commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for loans reflected in our financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company is based on management’s credit evaluation of the customer.

In addition, we invest in various affordable housing partnerships and Small Business Investment Company ("SBIC") funds. Pursuant to these investments, we commit to an investment amount to be fulfilled in future periods. Such unfunded commitments totaled $3.3 million as of March 31, 2024 and $3.3 million as of December 31, 2023.

Non-GAAP Financial Measures

Some of the financial measures included herein are not measures of financial performance recognized by GAAP. These non-GAAP financial measures include “tangible common equity to tangible assets,” “tangible book value per share,” “return on average tangible common equity,” “adjusted earnings,” “adjusted diluted earnings per share,” “adjusted return on average assets,” and “adjusted return on average tangible common equity.” Our management uses these non-GAAP financial measures in our analysis of our performance.

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

(dollars in thousands)	March 31, 2024	December 31, 2023
Tangible Common Equity Ratios:
Tangible common equity:
Total shareholders' equity	$513,986	$511,260
Adjustments
Goodwill	(71,498)	(71,498)
Core deposit intangible	(2,594)	(2,795)
Tangible common equity	$439,894	$436,967
Tangible assets:
Total assets-GAAP	$3,878,006	$4,026,025
Adjustments
Goodwill	(71,498)	(71,498)
Core deposit intangible	(2,594)	(2,795)
Tangible assets:	$3,803,914	$3,951,732
Common shares outstanding	18,578,132	18,609,179
Common equity to assets ratio	13.25%	12.70%
Book value per share	$27.67	$27.47
Tangible common equity to tangible assets ratio	11.56%	11.06%
Tangible book value per share	$23.68	$23.48

Return on Average Tangible Common Equity. Management measures return on average tangible common equity (“ROATCE”) to assess our capital strength and business performance. Tangible equity excludes goodwill and other intangible assets (excluding mortgage servicing rights), and is reviewed by banking and financial institution regulators when assessing a financial institution’s capital adequacy. This non-GAAP financial measure should not be considered a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures used by other companies. The following table reconciles return on average tangible common equity to its most comparable GAAP measure:

	For the Three Months Ended March 31,
(dollars in thousands)	2024	2023
Return on average tangible common equity:
Net income available to common shareholders	$8,036	$10,970
Average shareholders' equity	512,787	492,300
Adjustments:
Average goodwill	(71,498)	(71,498)
Average core deposit intangible	(2,726)	(3,636)
Adjusted average tangible common equity	$438,563	$417,166
Return on average tangible common equity	7.37%	10.66%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.

Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified three primary sources of market risk: interest rate risk, price risk and basis risk.

Interest Rate Risk. Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay residential mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and SOFR (basis risk).

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

Our ALCO establishes broad policy limits with respect to interest rate risk. The ALCO establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. The ALCO monitors the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits and to oversee management's balance sheet risk management strategies.

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

We use two approaches to model interest rate risk: Net Interest Income at Risk (NII at Risk), and Economic Value of Equity (“EVE”). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives over a 12 month time horizon assuming a flat balance sheet and an instantaneous and parallel shift in market interest rates in 100 basis point increments. We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The model results do not take into consideration any steps management might take to respond to the changes in interest rates or changes in competitor or customer behavior. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

	Net Interest Income Sensitivity
	Immediate Change in Rates
(dollars in thousands)	-300	-200	-100	+100	+200	+300
March 31, 2024
Dollar change	$9,640	$5,982	$2,606	$1,032	$1,376	$1,958
Percent change	9.1%	5.7%	2.5%	1.0%	1.3%	1.9%
December 31, 2023
Dollar change	$11,086	$6,553	$2,545	$470	$50	$(455)
Percent change	10.5%	6.2%	2.4%	0.4%	0.1%	(0.4)%

As of March 31, 2024, our NII at Risk profile is liability sensitive in the down rate scenarios and generally neutral in the up rate scenarios. This is directionally consistent with our profile at December 31, 2023. The NII at Risk results are within board policy limits. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
(dollars in thousands)	-300	-200	-100	+100	+200	+300
March 31, 2024
Dollar change	$(69,169)	$(37,622)	$(13,447)	$(18,303)	$(49,462)	$(90,129)
Percent change	(10.6)%	(5.8)%	(2.1)%	(2.8)%	(7.6)%	(13.8)%
December 31, 2023
Dollar change	$(26,488)	$(7,430)	$4,856	$(28,251)	$(69,646)	$(111,281)
Percent change	(4.8%)	(1.3%)	0.9%	(5.1%)	(12.6%)	(20.1)%

The EVE at March 31, 2024 indicates that the EVE position is expected to decrease in both the up and down rate scenarios. When interest rates rise, fixed rate assets generally lose economic value as these assets are discounted at a higher rate demonstrating that the longer duration assets result in greater value to be lost. When interest rates fall, the opposite is true, however these positives are offset by a decrease in the value of floating rate assets as well as the value of noninterest-bearing deposits. Noninterest-bearing deposits have a lower value in lower interest rate environments. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The EVE results are within board policy limits.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Remediation Efforts.

During the quarter ended March 31, 2024, we fully remediated the internal control weaknesses related to our control environment and infrequent transactions. We believe we have demonstrated our commitment to attracting, developing and retaining competent individuals in the area of internal controls over financial reporting with respect to strengthening our control environment. We believe we have designed and implemented controls to ensure unusual or infrequent transactions are evaluated completely and timely for the proper accounting treatment and financial statement disclosure. These material weaknesses are considered remediated and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Controls Over Financial Reporting.

Other than described above, during the most recent quarter ended March 31, 2024, there have not been any changes in the Company’s internal controls over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of our 2023 Annual Report. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this Report or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2 for “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 29, 2024 the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 1,000,000 shares of Company common stock. We repurchased 80,285 shares for $1.5 million of our outstanding common stock during the first quarter of 2024 and as of March 31, 2024. There are 956,465 shares remaining under an authorized repurchase program.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1, 2024 to January 31, 2024	36,636	$19.49	36,636	114
February 1, 2024 to February 39, 2024	—	$—	—	114
March 1, 2024 to March 31, 2024	43,649	$17.47	43,649	956,465
Total	80,285	$18.39	43,649	956,465

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR§ 229.408(c).

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

10.1	RBB Bancorp 2017 Omnibus Stock Incentive Plan Form of Performance Share Award Agreement

10.2	Third Amendment of Employment Agreement, effective as of March 25, 2024, between RBB Bancorp, Royal Business Bank and Mr. David Morris (5)

10.3	Second Amendment of Employment Agreement, effective as of March 25, 2024, between RBB Bancorp, Royal Business Bank and Mr. Jeffrey Yeh (6)

10.4	Second Amendment of Employment Agreement, effective as of March 25, 2024, between RBB Bancorp, Royal Business Bank and Mr. I-Ming (Vincent) Liu (7)

10.5	First Amendment of Employment Agreement, effective as of March 25, 2024, between RBB Bancorp, Royal Business Bank and Mr. Gary Fan(8)

10.6	Employment Agreement, effective as of April 22, 2024, between RBB Bancorp, Royal Business Bank and Ms. Lynn M. Hopkins(9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

(5)	Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March, 29, 2024.

(6)	Incorporated by reference from Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on March, 29, 2024.

(7)	Incorporated by reference from Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on March, 29, 2024.

(8)	Incorporated by reference from Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on March, 29, 2024.

(9)	Incorporated by reference from Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 22, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: May 9, 2024	/s/ David Morris
David Morris Chief Executive Officer

Date: May 9, 2024	/s/ Lynn Hopkins
Lynn Hopkins Executive Vice President, Chief Financial Officer