Form 10-Q
period 2024-06-30
RBB Bancorp
filed 2024-08-08
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 or

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

Number of shares of common stock of the registrant:  17,804,788 outstanding as of August 2, 2024.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 JUNE 30, 2024 AND DECEMBER 31, 2023

(In thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$23,313	$22,671
Interest-earning deposits with financial institutions	229,456	408,702
Cash and cash equivalents	252,769	431,373
Interest-earning time deposits in other financial institutions	600	600
Securities:
Available for sale	325,582	318,961
Held to maturity (fair value of $4,928 and $5,097 at June 30, 2024 and December 31, 2023)	5,200	5,209
Mortgage loans held for sale	3,146	1,911
Loans held for investment	3,047,067	3,031,319
Unaccreted discount on acquired loans	(866)	(970)
Deferred loan costs, net	1,511	1,512
Total loans held for investment, net of deferred loan costs and unaccreted discounts on acquired loans	3,047,712	3,031,861
Allowance for loan losses	(41,741)	(41,903)
Total loans held for investment, net	3,005,971	2,989,958

Premises and equipment, net	25,049	25,684
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Net deferred tax assets	16,577	15,765
Cash surrender value of bank owned life insurance (BOLI)	59,486	58,719
Goodwill	71,498	71,498
Servicing assets	7,545	8,110
Core deposit intangibles	2,394	2,795
Right-of-use assets- operating leases	30,530	29,803
Accrued interest and other assets	46,839	50,639
Total assets	$3,868,186	$4,026,025
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$542,971	$539,621
Savings, NOW and money market accounts	647,770	632,729
Time deposits $250,000 and under	1,014,189	1,190,821
Time deposits over $250,000	818,675	811,589
Total deposits	3,023,605	3,174,760

Reserve for unfunded commitments	624	640
FHLB advances	150,000	150,000
Long-term debt, net of issuance costs	119,338	119,147
Subordinated debentures, net	15,047	14,938
Lease liabilities - operating leases	32,087	31,191
Accrued interest and other liabilities	16,194	24,089
Total liabilities	3,356,895	3,514,765

Commitments and contingencies - Note 12

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 18,182,154 shares issued and outstanding at June 30, 2024 and 18,609,179 shares issued and outstanding at December 31, 2023	266,160	271,925
Additional paid-in capital	3,456	3,623
Retained earnings	262,518	255,152
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(20,915)	(19,512)
Total shareholders’ equity	511,291	511,260
Total liabilities and shareholders’ equity	$3,868,186	$4,026,025

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2024, MARCH 31, 2024, AND JUNE 30, 2023 AND THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(In thousands, except per share amounts)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2024	March 31, 2024	June 30, 2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$45,320	$45,547	$50,810	$90,867	$100,752
Interest on interest-earning deposits	3,353	5,040	2,112	8,393	2,903
Interest on investment securities	3,631	3,611	3,574	7,242	6,110
Dividend income on FHLB stock	327	331	259	658	524
Interest on federal funds sold and other	255	266	247	521	464
Total interest and dividend income	52,886	54,795	57,002	107,681	110,753
Interest expense:
Interest on savings deposits, NOW and money market accounts	4,953	4,478	2,778	9,431	5,074
Interest on time deposits	21,850	23,322	19,169	45,172	32,575
Interest on long-term debt and subordinated debentures	1,679	1,679	2,550	3,358	5,089
Interest on other borrowed funds	439	439	579	878	1,988
Total interest expense	28,921	29,918	25,076	58,839	44,726
Net interest income before provision for credit losses	23,965	24,877	31,926	48,842	66,027
Provision for credit losses	557	—	380	557	2,394
Net interest income after provision for credit losses	23,408	24,877	31,546	48,285	63,633
Noninterest income:
Service charges and fees	1,064	992	1,120	2,056	2,143
Gain on sale of loans	451	312	18	763	47
Loan servicing income, net of amortization	579	589	606	1,168	1,337
Increase in cash surrender value of life insurance	385	382	344	767	679
Gain on other real estate owned	292	724	—	1,016	—
Other income	717	373	405	1,090	649
Total noninterest income	3,488	3,372	2,493	6,860	4,855
Noninterest expense:
Salaries and employee benefits	9,533	9,927	9,327	19,460	19,191
Occupancy and equipment expenses	2,439	2,443	2,430	4,882	4,828
Data processing	1,466	1,420	1,356	2,886	2,655
Legal and professional	1,260	880	2,872	2,140	5,885
Office expenses	352	356	350	708	725
Marketing and business promotion	189	172	252	361	552
Insurance and regulatory assessments	981	982	809	1,963	1,313
Core deposit premium	201	201	235	402	472
Other expenses	703	588	886	1,291	1,807
Total noninterest expense	17,124	16,969	18,517	34,093	37,428
Net income before income taxes	9,772	11,280	15,522	21,052	31,060
Income tax expense	2,527	3,244	4,573	5,771	9,141
Net income	$7,245	$8,036	$10,949	$15,281	$21,919

Net income per share
Basic	$0.39	$0.43	$0.58	$0.83	$1.15
Diluted	0.39	0.43	0.58	0.82	1.15

Weighted-average common shares outstanding
Basic	18,375,970	18,601,277	18,993,483	18,488,623	18,989,686
Diluted	18,406,897	18,651,702	18,995,100	18,529,299	19,022,242

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2024, MARCH 31, 2024, AND JUNE 30, 2023, AND THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(In thousands)

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$7,245	$8,036	$10,949	$15,281	$21,919

Other comprehensive income/(loss):
Unrealized gain/(loss) on securities available for sale	43	(2,085)	(3,591)	(2,042)	(1,014)
Related income tax effect	24	615	1,064	639	274
Total other comprehensive income/(loss)	67	(1,470)	(2,527)	(1,403)	(740)

Total comprehensive income	$7,312	$6,566	$8,422	$13,878	$21,179

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Loss, net	Total
Balance at March 31, 2024	18,578,132	$271,645	$3,348	$259,903	$72	$(20,982)	$513,986
Net income	—	—	—	7,245	—	—	7,245
Stock-based compensation, net	—	—	688	—	—	—	688
Restricted stock units vested	23,962	448	(448)	—	—	—	—
Cash dividends on common stock ($0.16 per share)	—	—	—	(3,010)	—	—	(3,010)
Stock options exercised	28,250	590	(132)	—	—	—	458
Repurchase of common stock	(448,190)	(6,523)	—	(1,620)	—	—	(8,143)
Other comprehensive income, net of taxes	—	—	—	—	—	67	67
Balance at June 30, 2024	18,182,154	$266,160	$3,456	$262,518	$72	$(20,915)	$511,291

Balance at March 31, 2023	18,992,903	$277,478	$3,270	$233,815	$72	$(19,878)	$494,757
Net income	—	—	—	10,949	—	—	10,949
Stock-based compensation, net	—	—	150	—	—	—	150
Restricted stock units vested	2,400	30	(30)	—	—	—	—
Cash dividends on common stock ($0.16 per share)	—	—	—	(3,039)	—	—	(3,039)
Other comprehensive loss, net of taxes	—	—	—	—	—	(2,527)	(2,527)
Balance at June 30, 2023	18,995,303	$277,508	$3,390	$241,725	$72	$(22,405)	$500,290

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Loss, net	Total
Balance at January 1, 2024	18,609,179	$271,925	$3,623	$255,152	$72	$(19,512)	$511,260
Net income	—	—	—	15,281	—	—	15,281
Stock-based compensation, net	—	—	828	—	—	—	828
Restricted stock units vested	32,200	593	(657)	—	—	—	(64)
Cash dividends on common stock ($0.32 per share)	—	—	—	(5,986)	—	—	(5,986)
Stock options exercised	69,250	1,337	(338)	—	—	—	999
Repurchase of common stock	(528,475)	(7,695)	—	(1,929)	—	—	(9,624)
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,403)	(1,403)
Balance at June 30, 2024	18,182,154	$266,160	$3,456	$262,518	$72	$(20,915)	$511,291

Balance at January 1, 2023	18,965,776	$276,912	$3,361	$225,883	$72	$(21,665)	$484,563
Net income	—	—	—	21,919	—	—	21,919
Stock-based compensation, net	—	—	466	—	—	—	466
Restricted stock units vested	20,374	391	(391)	—	—	—	—
Cash dividends on common stock ($0.32 per share)	—	—	—	(6,077)	—	—	(6,077)
Stock options exercised	9,153	205	(46)	—	—	—	159
Other comprehensive loss, net of taxes	—	—	—	—	—	(740)	(740)
Balance at June 30, 2023	18,995,303	$277,508	$3,390	$241,725	$72	$(22,405)	$500,290

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating activities
Net income	$15,281	$21,919
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of premises and equipment	951	1,019
Net accretion of securities, loans, deposits, and other	(2,890)	(2,470)
Amortization of investment in affordable housing tax credits	602	564
Amortization of intangible assets	1,173	1,319
Amortization of right-of-use asset	2,494	2,541
Change in operating lease liabilities	(2,325)	(2,379)
Provision for credit losses	557	2,394
Stock-based compensation	828	466
Deferred tax (benefit) expense	(173)	395
Gain on sale of loans	(763)	(47)
Gain on sale and transfer of OREO	(1,016)	—
Increase in cash surrender value of life insurance	(767)	(679)
Loans originated and purchased for sale, net	(20,332)	(2,759)
Proceeds from loans sold	27,758	2,382
Other items	(4,857)	10,161
Net cash provided by operating activities	16,521	34,826
Investing activities
Securities available for sale:
Purchases	(222,220)	(376,015)
Maturities, repayments and calls	215,711	243,115
Net decrease (increase) in other equity securities	393	(341)
Net increase of investment in qualified affordable housing projects	(251)	(71)
Net (increase) decrease in loans	(25,509)	140,124
Proceeds from sales of OREO	2,936	—
Purchases of premises and equipment	(298)	(589)
Net cash (used in) provided by investing activities	(29,238)	6,223
Financing activities
Net increase (decrease) in demand deposits and savings accounts	18,391	(229,788)
Net (decrease) increase in time deposits	(169,603)	427,434
Proceeds from FHLB advances	—	80,000
Repayments of FHLB Advances	—	(150,000)
Cash dividends paid	(5,986)	(6,077)
Restricted stock units vesting	(64)	—
Common stock repurchased, net of repurchased costs	(9,624)	—
Exercise of stock options	999	159
Net cash (used in) provided by financing activities	(165,887)	121,728
Net (decrease) increase in cash and cash equivalents	(178,604)	162,777
Cash and cash equivalents at beginning of period	431,373	83,548
Cash and cash equivalents at end of period	$252,769	$246,325
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$64,426	$41,115
Taxes paid	3,771	2,304
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	1,920	—
Loans transfer to held for sale, net	7,898	132
Additions to servicing assets	207	28
Net change in unrealized holding gain on securities available for sale	(2,042)	(1,014)
Recognition of operating lease right-of-use assets	(3,221)	(5,771)
Recognition of operating lease liabilities	3,221	5,771

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

At June 30, 2024, we had total assets of $3.9 billion, total loans of $3.1 billion, total deposits of $3.0 billion and total shareholders' equity of $511.3 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides business-banking products and services predominantly to the Asian-American communities through full service branches located in Los Angeles County, Orange County and Ventura County in California, Las Vegas (Nevada), the New York City metropolitan areas, Chicago (Illinois), Edison (New Jersey) and Honolulu (Hawaii). The products and services include commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts, including specialized services such as remote deposit, E-banking, mobile banking and treasury management services.

We operate as a minority depository institution, which is defined by the Federal Deposit Insurance Corporation (“FDIC”) as a federally insured depository institution where 51% or more of the voting stock is owned by minority individuals or a majority of the board of directors is minority and the community that the institution serves is predominantly minority. A minority depository institution is eligible to receive support from the FDIC and other federal regulatory agencies such as training, technical assistance and review of proposed new deposit taking and lending programs, and the adoption of applicable policies and procedures governing such programs. We intend to maintain our minority depository institution designation, as it is expected that at least 51% of our issued and outstanding shares of capital shall remain owned by minority individuals. The minority depository institution designation has been historically beneficial to us, and we continue to use the program for technical assistance.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income or shareholders’ equity. The results of operations for the three months and the six months ended June 30, 2024 are not necessarily indicative of the results for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “2023 Annual Report”).

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in "Note 2 – Basis of Presentation and Summary of Significant Accounting Policies" in our consolidated financial statements as of and for the year ended December 31, 2023, included in our 2023 Annual Report. The Financial Accounting Standards Board ("FASB") issues Accounting Standards Updates ("ASU" or “Update”) and Accounting Standards Codifications (“ASC”), which are the primary source of GAAP. We have not made any changes to our significant accounting policies from those disclosed in our 2023 Annual Report.

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

Recently issued not yet effective

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. This pronouncement amends the FASB Accounting Standards Codification to reflect updates and simplifications to certain disclosure requirements referred to the FASB by the SEC in 2018, including disclosures for the statement of cash flows, earnings per share, commitments, debt and equity instruments, and certain industry information, among other things. Each amendment is effective when the related disclosure is effectively removed from Regulations S-X or S-K; early adoption is prohibited. All amendments should be applied prospectively. If the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K by June 30, 2027, the pending amendments will be removed and will not become effective for any entity. Adoption of ASU 2023-06 is not expected to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segments. The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. Amendments in this Update include: a requirement that a public entity provide all annual disclosures about a reportable segment’s profit or loss in its interim period disclosures, disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), disclosure of amounts for other segment items by reportable segment and a description of its composition, clarification that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit or loss, a requirement that a public entity disclose the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss, and a requirement that a public entity that has a single reportable segment provide all the disclosures required by this Update as well as all existing disclosures required in Topic 280. The amendments in this Update are effective for the Company beginning with its 2024 annual financial statement disclosures for the year ended December 31, 2024, and for all interim and annual periods thereafter. Early adoption is permitted. Adoption of ASU 2023-07 is not expected to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This Update enhances the transparency and decision usefulness of income tax disclosures. The amendments in this Update require the following: 1) consistent categories and greater disaggregation of information in the rate reconciliation, and 2) income taxes paid disaggregated by jurisdiction. The amendments in the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. However, retrospective application in all prior periods presented is permitted. Adoption of ASU 2023-09 is not expected to have a material impact on our consolidated financial statements.

NOTE 3 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of investment securities available for sale (“AFS”) and held to maturity (“HTM”) and the corresponding amounts of gross unrealized gains and losses as of the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2024	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$7,595	$—	$(535)	$7,060
SBA agency securities	13,441	12	(269)	13,184
Mortgage-backed securities: residential	38,453	—	(6,331)	32,122
Collateralized mortgage obligations: residential	97,428	112	(12,905)	84,635
Collateralized mortgage obligations: commercial	76,475	148	(2,863)	73,760
Commercial paper	74,954	—	(14)	74,940
Corporate debt securities	34,768	24	(3,960)	30,832
Municipal tax-exempt securities	12,619	—	(3,570)	9,049
Total available for sale	$355,733	$296	$(30,447)	$325,582

Held to maturity
Municipal tax-exempt securities	$4,699	$—	$(270)	$4,429
Municipal taxable securities	501	—	(2)	499
Total held to maturity	$5,200	$—	$(272)	$4,928

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$8,705	$—	$(544)	$8,161
SBA agency securities	13,289	144	(216)	13,217
Mortgage-backed securities: residential	40,507	—	(5,855)	34,652
Collateralized mortgage obligations: residential	94,071	454	(12,198)	82,327
Collateralized mortgage obligations: commercial	69,941	22	(2,664)	67,299
Commercial paper	73,121	—	(16)	73,105
Corporate debt securities	34,800	—	(4,109)	30,691
Municipal tax-exempt securities	12,636	—	(3,127)	9,509
Total available for sale	$347,070	$620	$(28,729)	$318,961

Held to maturity
Municipal tax-exempt securities	$4,708	$—	$(115)	$4,593
Municipal taxable securities	501	3	—	504
Total held to maturity	$5,209	$3	$(115)	$5,097

We pledged investment securities with a fair value of $50.8 million and $95.3 million for certificates of deposit from the State of California, secured Federal funds arrangements, and other local agency deposits at June 30, 2024 and December 31, 2023.

There were no sales of investment securities during the three months ended June 30, 2024, March 31, 2024, and June 30, 2023 and six months ended June 30, 2024 and June 30, 2023.

Accrued interest receivable for investment securities at June 30, 2024 and December 31, 2023 totaled $995,000 and $962,000.

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

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
June 30, 2024	(dollars in thousands)
Government agency securities	$—	$—	$7,595	$7,060	$—	$—	$—	$—	$7,595	$7,060
SBA agency securities	—	—	2,147	1,924	11,294	11,260	—	—	13,441	13,184
Mortgage-backed securities: residential	—	—	9,979	8,964	25,956	21,236	2,518	1,922	38,453	32,122
Collateralized mortgage obligations: residential	10	10	43,328	41,957	54,090	42,668	—	—	97,428	84,635
Collateralized mortgage obligations: commercial	4,019	3,954	28,219	26,307	44,237	43,499	—	—	76,475	73,760
Commercial paper	74,954	74,940	—	—	—	—	—	—	74,954	74,940
Corporate debt securities	2,000	1,966	10,900	10,581	19,241	16,396	2,627	1,889	34,768	30,832
Municipal tax-exempt securities	—	—	—	—	—	—	12,619	9,049	12,619	9,049
Total available for sale	$80,983	$80,870	$102,168	$96,793	$154,818	$135,059	$17,764	$12,860	$355,733	$325,582

Municipal tax-exempt securities	$—	$—	$—	$—	$2,951	$2,758	$1,748	$1,671	$4,699	$4,429
Municipal taxable securities	501	499	—	—	—	—	—	—	501	499
Total held to maturity	$501	$499	$—	$—	$2,951	$2,758	$1,748	$1,671	$5,200	$4,928

December 31, 2023
Government agency securities	$—	$—	$8,705	$8,161	$—	$—	$—	$—	$8,705	$8,161
SBA agency securities	—	—	2,292	2,095	10,997	11,122	—	—	13,289	13,217
Mortgage-backed securities: residential	—	—	11,023	9,986	19,762	16,965	9,722	7,701	40,507	34,652
Collateralized mortgage obligations: residential	18	17	36,876	35,758	57,177	46,552	—	—	94,071	82,327
Collateralized mortgage obligations: commercial	3,014	3,018	20,296	18,481	46,631	45,800	—	—	69,941	67,299
Commercial paper	73,121	73,105	—	—	—	—	—	—	73,121	73,105
Corporate debt securities	—	—	12,912	12,491	19,249	16,232	2,639	1,968	34,800	30,691
Municipal tax-exempt securities	—	—	—	—	—	—	12,636	9,509	12,636	9,509
Total available for sale	$76,153	$76,140	$92,104	$86,972	$153,816	$136,671	$24,997	$19,178	$347,070	$318,961

Municipal tax-exempt securities	$—	$—	$—	$—	$2,952	$2,873	$1,756	$1,720	$4,708	$4,593
Municipal taxable securities	—	—	501	504	—	—	—	—	501	504
Total held to maturity	$—	$—	$501	$504	$2,952	$2,873	$1,756	$1,720	$5,209	$5,097

The following tables show the fair value and gross unrealized losses of our investment securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024	(dollars in thousands)
Government agency securities	$—	$—	$7,060	$(535)	$7,060	$(535)
SBA securities	7,147	(46)	1,924	(223)	9,071	(269)
Mortgage-backed securities: residential	—	—	32,122	(6,331)	32,122	(6,331)
Collateralized mortgage obligations: residential	17,995	(190)	58,785	(12,715)	76,780	(12,905)
Collateralized mortgage obligations: commercial	16,608	(223)	33,817	(2,640)	50,425	(2,863)
Commercial paper	35,354	(14)	—	—	35,354	(14)
Corporate debt securities	—	—	27,763	(3,960)	27,763	(3,960)
Municipal tax-exempt securities	—	—	9,049	(3,570)	9,049	(3,570)
Total available for sale	$77,104	$(473)	$170,520	$(29,974)	$247,624	$(30,447)

Municipal tax-exempt securities	$—	$—	$4,429	$(270)	$4,429	$(270)
Municipal taxable securities	499	(2)	—	—	499	(2)
Total held to maturity	$499	$(2)	$4,429	$(270)	$4,928	$(272)

	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023	(dollars in thousands)
Government agency securities	$4,238	$(72)	$3,923	$(472)	$8,161	$(544)
SBA securities	5,102	(18)	2,094	(198)	7,196	(216)
Mortgage-backed securities: residential	—	—	34,652	(5,855)	34,652	(5,855)
Collateralized mortgage obligations: residential	2,597	(37)	60,275	(12,161)	62,872	(12,198)
Collateralized mortgage obligations: commercial	18,463	(70)	35,077	(2,594)	53,540	(2,664)
Commercial paper	53,211	(16)	—	—	53,211	(16)
Corporate debt securities	—	—	30,691	(4,109)	30,691	(4,109)
Municipal tax-exempt securities	—	—	9,509	(3,127)	9,509	(3,127)
Total available for sale	$83,611	$(213)	$176,221	$(28,516)	$259,832	$(28,729)

Municipal tax-exempt securities	$1,397	$(19)	$3,196	$(96)	$4,593	$(115)
Total held to maturity	$1,397	$(19)	$3,196	$(96)	$4,593	$(115)

The securities that were in an unrealized loss position at June 30, 2024 and December 31, 2023, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. At June 30, 2024 and December 31, 2023, there was no allowance for credit losses (“ACL”) on the HTM securities portfolio.

We concluded that the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to our knowledge, established any cause for default on these securities. We expect to recover the amortized cost basis of our securities and have no present intent to sell and will not be required to sell securities that have declined below their cost before their anticipated recovery. Accordingly, no ACL was recorded as of June 30, 2024 and December 31, 2023, against AFS securities, and there was no provision for credit losses recognized for the three months and six months ended June 30, 2024 and 2023.

Equity Securities - We have several Community Reinvestment Act (“CRA”) equity investments. We recorded no gain or loss for any of the periods presented. Other equity securities (included in “Accrued interest and other assets” in the consolidated balance sheets) were $21.7 million and $22.3 million as of June 30, 2024 and December 31, 2023, respectively.

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

The following table presents the balances in our loan held for investment ("HFI") portfolio as of the dates indicated:

	June 30, 2024	December 31, 2023
Loans HFI:(1)	(dollars in thousands)
Real Estate:
Construction and land development	$202,459	$181,469
Commercial real estate (2)	1,190,207	1,167,857
Single-family residential mortgages	1,467,802	1,487,796
Commercial:
Commercial and industrial	126,649	130,096
SBA	50,323	52,074
Other	10,272	12,569
Total loans HFI (1)	$3,047,712	$3,031,861
Allowance for loan losses	(41,741)	(41,903)
Total loans HFI, net	$3,005,971	$2,989,958
(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.

We use both internal and external qualitative factors within the Current Expected Credit Losses (“CECL”) model: lending policies, procedures, and strategies; economic conditions; changes in nature and volume of the portfolio; credit staffing and administration experience; problem loan trends; loan review results; collateral values; concentrations; and regulatory and business environment.

The following table presents a summary of the changes in the ACL for the periods indicated:

	For the Three Months Ended
	June 30, 2024			March 31, 2024			June 30, 2023
	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses
	(dollars in thousands)
Beginning balance	$41,688	$671	$42,359	$41,903	$640	$42,543	$43,071	$1,018	$44,089
Provision for/(reversal of) credit losses	604	(47)	557	(31)	31	—	601	(221)	380
Less loans charged-off	(567)	—	(567)	(214)	—	(214)	(614)	—	(614)
Recoveries on loans charged-off	16	—	16	30	—	30	34	—	34
Ending balance	$41,741	$624	$42,365	$41,688	$671	$42,359	$43,092	$797	$43,889

	For the Six Months Ended June 30,
	2024			2023
	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses
	(dollars in thousands)
Beginning balance	$41,903	$640	$42,543	$41,076	$1,156	$42,232
Provision for/(reversal of) credit losses	573	(16)	557	2,753	(359)	2,394
Less loans charged-off	(781)	—	(781)	(775)	—	(775)
Recoveries on loans charged-off	46	—	46	38	—	38
Ending balance	$41,741	$624	$42,365	$43,092	$797	$43,889

The following tables present the balance and activity related to the ALL for loans HFI by loan portfolio segment for the periods presented.

	For the Three Months Ended June 30, 2024
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$1,311	$18,307	$19,878	$1,294	$735	$163	$41,688
Provision for/(reversal of) credit losses	41	653	(38)	(9)	(60)	17	604
Charge-offs	—	(526)	—	—	—	(41)	(567)
Recoveries	—	—	—	—	—	16	16
Ending allowance balance	$1,352	$18,434	$19,840	$1,285	$675	$155	$41,741

	For the Three Months Ended March 31, 2024
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$1,219	$17,826	$20,117	$1,348	$1,196	$197	$41,903
Provision for/(reversal of) credit losses	92	597	(239)	(52)	(461)	32	(31)
Charge-offs	—	(116)	—	(3)	—	(95)	(214)
Recoveries	—	—	—	1	—	29	30
Ending allowance balance	$1,311	$18,307	$19,878	$1,294	$735	$163	$41,688

	For the Three Months Ended June 30, 2023
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$2,391	$18,148	$19,716	$1,501	$672	$643	$43,071
Provision for/(reversal of) credit losses	57	(444)	1,400	(391)	13	(34)	601
Charge-offs	—	(399)	—	—	(62)	(153)	(614)
Recoveries	—	—	—	—	—	34	34
Ending allowance balance	$2,448	$17,305	$21,116	$1,110	$623	$490	$43,092

	For the Six Months Ended June 30, 2024
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$1,219	$17,826	$20,117	$1,348	$1,196	$197	$41,903
Provision for/(reversal of) credit losses	133	1,250	(277)	(61)	(521)	49	573
Charge-offs	—	(642)	—	(3)	—	(136)	(781)
Recoveries	—	—	—	1	—	45	46
Ending allowance balance	$1,352	$18,434	$19,840	$1,285	$675	$155	$41,741

	For the Six Months Ended June 30, 2023
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$2,638	$17,657	$17,640	$1,804	$621	$716	$41,076
(Reversal of)/provision for credit losses	(190)	47	3,569	(694)	63	(42)	2,753
Charge-offs	—	(399)	(93)	—	(62)	(221)	(775)
Recoveries	—	—	—	—	1	37	38
Ending allowance balance	$2,448	$17,305	$21,116	$1,110	$623	$490	$43,092

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

	Term Loan by Vintage
June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Construction and land development
Pass	$145,436	$18,429	$—	$15,415	$1,373	$104	$—	$—	$180,757
Special mention	—	—	—	11,702	—	—	—	—	11,702
Substandard	—	10,000	—	—	—	—	—	—	10,000
Doubtful	—	—	—	—	—	—	—	—	—
Total	$145,436	$28,429	$—	$27,117	$1,373	$104	$—	$—	$202,459
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$131,937	$62,685	$410,106	$172,420	$166,440	$218,493	$—	$—	$1,162,081
Special mention	—	—	—	—	—	6,816	—	—	6,816
Substandard	—	—	—	—	11,000	10,310	—	—	21,310
Doubtful	—	—	—	—	—	—	—	—	—
Total	$131,937	$62,685	$410,106	$172,420	$177,440	$235,619	$—	$—	$1,190,207
YTD gross charge-offs	$—	$—	$—	$—	$225	$417	$—	$—	$642
Single-family residential mortgages
Pass	$47,956	$147,795	$575,365	$232,843	$118,342	$323,866	$1,332	$—	$1,447,499
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	736	1,653	1,936	15,978	—	—	20,303
Doubtful	—	—	—	—	—	—	—	—	—
Total	$47,956	$147,795	$576,101	$234,496	$120,278	$339,844	$1,332	$—	$1,467,802
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial:
Commercial and industrial									—
Pass	$7,301	$1,176	$2,943	$4,342	$2,342	$6,391	$94,180	$—	$118,675
Special mention	—	—	—	—	—	—	3	—	3
Substandard	—	—	79	—	1,364	4,835	1,693	—	7,971
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,301	$1,176	$3,022	$4,342	$3,706	$11,226	$95,876	$—	$126,649
YTD gross charge-offs	$—	$—	$3	$—	$—	$—	$—	$—	$3
SBA
Pass	$5,637	$1,878	$10,937	$9,826	$964	$16,661	$—	$—	$45,903
Special mention	—	—	—	—	999	—	—	—	999
Substandard	—	—	—	332	—	3,089	—	—	3,421
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,637	$1,878	$10,937	$10,158	$1,963	$19,750	$—	$—	$50,323
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other:
Pass	$—	$169	$2,106	$7,094	$454	$11	$367	$—	$10,201
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	26	42	3	—	—	—	71
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$169	$2,132	$7,136	$457	$11	$367	$—	$10,272
YTD gross charge-offs	$—	$—	$—	$130	$6	$—	$—	$—	$136
Total by risk rating:
Pass	$338,267	$232,132	$1,001,457	$441,940	$289,915	$565,526	$95,879	$—	$2,965,116
Special mention	—	—	—	11,702	999	6,816	3	—	19,520
Substandard	—	10,000	841	2,027	14,303	34,212	1,693	—	63,076
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$338,267	$242,132	$1,002,298	$455,669	$305,217	$606,554	$97,575	$—	$3,047,712
Total YTD gross charge-offs	$—	$—	$3	$130	$231	$417	$—	$—	$781

	Term Loan by Vintage
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Construction and land development
Pass	$127,602	$25,880	$12,168	$3,919	$192	$32	$—	$—	$169,793
Special mention	—	—	11,676	—	—	—	—	—	11,676
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$127,602	$25,880	$23,844	$3,919	$192	$32	$—	$—	$181,469
YTD gross charge-offs	$—	$—	$—	$—	$—	$140	$—	$—	$140
Commercial real estate
Pass	$90,126	$423,564	$186,904	$175,650	$94,796	$152,847	$—	$—	$1,123,887
Special mention	—	—	—	—	7,719	4,880	—	—	12,599
Substandard	301	—	—	11,410	2,295	17,365	—	—	31,371
Doubtful	—	—	—	—	—	—	—	—	—
Total	$90,427	$423,564	$186,904	$187,060	$104,810	$175,092	$—	$—	$1,167,857
YTD gross charge-offs	$—	$2,078	$—	$459	$—	$—	$—	$—	$2,537
Single-family residential mortgages
Pass	$156,372	$593,539	$239,502	$125,346	$83,002	$265,050	$1,720	$—	$1,464,531
Special mention	—	—	619	—	—	3,855	—	—	4,474
Substandard	—	719	758	4,985	545	11,740	44	—	18,791
Doubtful	—	—	—	—	—	—	—	—	—
Total	$156,372	$594,258	$240,879	$130,331	$83,547	$280,645	$1,764	$—	$1,487,796
YTD gross charge-offs	$—	$—	$—	$93	$—	$—	$—	$—	$93
Commercial:
Commercial and industrial									—
Pass	$1,305	$3,283	$6,281	$2,901	$2,049	$4,700	$99,339	$—	$119,858
Special mention	—	—	—	—	—	—	2,737	—	2,737
Substandard	—	87	—	1,410	7	4,952	1,045	—	7,501
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,305	$3,370	$6,281	$4,311	$2,056	$9,652	$103,121	$—	$130,096
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA
Pass	$5,642	$11,023	$10,037	$2,324	$4,588	$13,783	$—	$—	$47,397
Special mention	—	—	331	—	—	1,025	—	—	1,356
Substandard	—	—	—	—	85	3,236	—	—	3,321
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,642	$11,023	$10,368	$2,324	$4,673	$18,044	$—	$—	$52,074
YTD gross charge-offs	$—	$—	$—	$—	$—	$62	$—	$—	$62
Other:
Pass	$193	$2,727	$8,813	$674	$29	$—	$18	$—	$12,454
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	80	28	7	—	—	—	—	115
Doubtful	—	—	—	—	—	—	—	—	—
Total	$193	$2,807	$8,841	$681	$29	$—	$18	$—	$12,569
YTD gross charge-offs	$—	$79	$273	$10	$—	$—	$—	$—	$362
Total by risk rating:
Pass	$381,240	$1,060,016	$463,705	$310,814	$184,656	$436,412	$101,077	$—	$2,937,920
Special mention	—	—	12,626	—	7,719	9,760	2,737	—	32,842
Substandard	301	886	786	17,812	2,932	37,293	1,089	—	61,099
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$381,541	$1,060,902	$477,117	$328,626	$195,307	$483,465	$104,903	$—	$3,031,861
Total YTD gross charge-offs	$—	$2,157	$273	$562	$—	$202	$—	$—	$3,194

The following tables present the aging of the recorded investment in past due loans, by loan portfolio segment, as of the dates indicated.

June 30, 2024	30-59 Days	60-89 Days	90 Days Or More	Total Past Due (1)	Loans Not Past Due	Total Loans (1)	Nonaccrual Loans (1)
Real estate:	(dollars in thousands)
Construction and land development	$—	$—	$10,000	$10,000	$192,459	$202,459	$10,000
Commercial real estate	731	8,367	8,838	17,936	1,172,271	1,190,207	17,617
Single-family residential mortgages	9,599	1,231	16,444	27,274	1,440,528	1,467,802	19,623
Commercial:
Commercial and industrial	327	1	6,348	6,676	119,973	126,649	6,472
SBA	1,128	—	467	1,595	48,728	50,323	870
Other	33	32	7	72	10,200	10,272	7
Total	$11,818	$9,631	$42,104	$63,553	$2,984,159	$3,047,712	$54,589

December 31, 2023
Real estate:
Construction and land development	$—	$—	$—	$—	$181,469	$181,469	$—
Commercial real estate	1,341	216	1,582	3,139	1,164,718	1,167,857	10,569
Single-family residential mortgages	9,050	5,795	15,134	29,979	1,457,817	1,487,796	18,103
Commercial:
Commercial and industrial	1,544	—	854	2,398	127,698	130,096	854
SBA	356	—	2,085	2,441	49,633	52,074	2,085
Other	160	20	8	188	12,381	12,569	8
Total	$12,451	$6,031	$19,663	$38,145	$2,993,716	$3,031,861	$31,619
(1)	Past due loans include nonaccrual loans and are therefore included in total loans.

We have no loans that are 90 days or more past due and still accruing at June 30, 2024 and December 31, 2023.

The following table presents the loans on nonaccrual status and the volume of such loans with no ALL, by loan portfolio segment, as of the dates indicated:

	June 30, 2024		December 31, 2023
	Nonaccrual Loans		Nonaccrual Loans
	with no		with no
	Allowance		Allowance
	for Loan Loss	Nonaccrual Loans	for Loan Loss	Nonaccrual Loans
Real estate:	(dollars in thousands)
Construction and land development	$10,000	$10,000	$—	$—
Commercial real estate	17,617	17,617	10,569	10,569
Single-family residential mortgages	19,623	19,623	18,103	18,103
Commercial:
Commercial and industrial	6,348	6,472	610	854
SBA	870	870	937	2,085
Other:	—	7	—	8
Total	$54,458	$54,589	$30,219	$31,619

The following tables present the class of collateral, by loan portfolio segment, for individually evaluated, collateral dependent loans as of the dates indicated:

	June 30, 2024
	Commercial Real Estate	Residential Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Construction and land development	$10,000	$—	$—	$10,000
Commercial real estate	17,205	412	—	17,617
Single-family residential mortgages	—	19,623	—	19,623
Commercial:
Commercial and industrial	—	6,348	124	6,472
SBA	759	26	85	870
Total loans	$27,964	$26,409	$209	$54,582

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Commercial real estate	$10,353	$216	$—	$10,569
Single-family residential mortgages	—	18,103	—	18,103
Commercial:
Commercial and industrial	—	610	244	854
SBA	800	1,200	85	2,085
Total loans	$11,153	$20,129	$329	$31,611

No interest income was recognized on a cash basis during the three months and six months ended June 30, 2024, and 2023. We did not recognize any interest income on nonaccrual loans during the three months and six months ended June 30, 2024 and 2023, while the loans were in nonaccrual status.

Occasionally, we modify loans to borrowers in financial distress by providing principal forgiveness, term extension, or interest rate reduction. We may provide multiple types of concessions on one loan. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for loan losses.

There were no loans that were both experiencing financial difficulty and modified during the three months and six months ended June 30, 2024 and the year ended December 31, 2023.

There were no commitments to lend additional amounts at June 30, 2024 and December 31, 2023 to customers with outstanding modified loans. There were no nonaccrual loans that were modified during the past twelve months that had payment defaults during the periods.

NOTE 5 - LOAN SERVICING

The loans being serviced for others are not reported as assets in our consolidated balance sheet. The table below presents the principal balances of the loans serviced for others, by loan portfolio segment, as of the dates indicated:

	June 30,	December 31,
	2024	2023
Loans serviced for others:	(dollars in thousands)
Mortgage loans	$967,005	$1,014,017
SBA loans	100,958	100,336
Commercial real estate loans	3,786	3,813
Construction loans	5,521	4,710

Servicing income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is net against loan servicing income. Loan servicing income, net of amortization, totaled $579,000, $589,000, and $606,000 for the three months ended June 30, 2024, March 31, 2024, and June 30, 2023, and $1.2 million and $1.3 million for the six months ended June 30, 2024 and 2023.

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

The table below presents the activity in the servicing assets for the periods indicated:

	Three Months Ended
	June 30, 2024		March 31, 2024		June 30, 2023
	Mortgage	SBA	Mortgage	SBA	Mortgage	SBA
	Loans	Loans	Loans	Loans	Loans	Loans
Servicing assets:	(dollars in thousands)
Beginning of period	$6,261	$1,533	$6,509	$1,601	$7,118	$2,041
Additions	86	41	43	37	18	—
Payoffs	(120)	(25)	(113)	(42)	(105)	(122)
Amortized to expense	(173)	(58)	(178)	(63)	(175)	(73)
End of period	$6,054	$1,491	$6,261	$1,533	$6,856	$1,846

	Six Months Ended
	June 30, 2024		June 30, 2023
	Mortgage	SBA	Mortgage	SBA
	Loans	Loans	Loans	Loans
Servicing assets:	(dollars in thousands)
Beginning of period	$6,509	$1,601	$7,354	$2,167
Additions	129	78	27	1
Payoffs	(233)	(67)	(173)	(171)
Amortized to expense	(351)	(121)	(352)	(151)
End of period	$6,054	$1,491	$6,856	$1,846

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

The estimated fair value of servicing assets for mortgage loans was $11.8 million and $12.1 million as of June 30, 2024 and  December 31, 2023. Fair value at June 30, 2024 was determined using a discount rate of 11.20%, average prepayment speed of 7.82%, and a weighted-average default rate of 0.10%. Fair value at  December 31, 2023 was determined using a discount rate of 11.23%, average prepayment speed of 7.91%, and a weighted-average default rate of 0.10%.

The fair value of servicing assets for SBA loans was $2.7 million and $2.8 million as of June 30, 2024 and  December 31, 2023. Fair value at June 30, 2024 was determined using a discount rate of 8.5%, average prepayment speed of 18.59%, and a weighted-average default rate of 0.78%. Fair value at  December 31, 2023 was determined using a discount rate of 8.5%, average prepayment speed of 17.68%, and a weighted-average default rate of 0.73%.

NOTE 6 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions is tested for impairment at least annually during the fourth quarter of each year, and more frequently, if events or circumstances indicate the value of goodwill may be impaired. We completed our most recent evaluation of goodwill as of December 31, 2023 and determined that no goodwill impairment existed. Goodwill amounted to $71.5 million at both June 30, 2024 and  December 31, 2023, and is the only intangible asset with an indefinite life on our balance sheet. There were no triggering events during the three months and six months ended June 30, 2024 that caused management to evaluate goodwill for a quantitative impairment analysis as of June 30, 2024. We did not record any adjustments to goodwill during the three months and six months ended June 30, 2024 and June 30, 2023.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank and branch acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. The unamortized balance at June 30, 2024 and December 31, 2023 was $2.4 million and $2.8 million. CDI amortization expense was $201,000 and $235,000 for the three months ended June 30, 2024 and 2023, and $402,000 and $472,000 for the six months ended June 30, 2024 and 2023.

Estimated CDI amortization expense for future years is as follows:

As of June 30, 2024:	CDI Amortization Expense
(dollars in thousands)
Remainder of 2024	$383
2025	672
2026	501
2027	417
2028	297
Thereafter	124
Total	$2,394

NOTE 7 - DEPOSITS

At June 30, 2024, the scheduled maturities of time deposits are as follows:

	$250,000 and under	Greater than $250,000	Total
Time Deposits Maturities Periods:	(dollars in thousands)
One year or less	$1,000,242	$816,971	$1,817,213
Two to three years	13,113	1,404	14,517
Over three years	834	300	1,134
Total	$1,014,189	$818,675	$1,832,864

Time deposits include deposits acquired through both retail and wholesale channels. Wholesale channels include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services. Such wholesale deposits totaled $120.7 million at June 30, 2024 and $405.6 million at December 31, 2023. Brokered time deposits were $54.1 million at June 30, 2024 and $254.9 million at December 31, 2023. Collateralized deposits from the State of California totaled $25.0 million at June 30, 2024 and $80.0 million at December 31, 2023. Time deposits acquired through internet listing services totaled $41.6 million at June 30, 2024 and $61.4 million at December 31, 2023.

In addition, we offer retail deposit products where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs. Time deposits held through the CDARS program were $140.3 million at June 30, 2024 and $135.7 million at December 31, 2023. ICS deposits totaled $134.5 million at June 30, 2024 and $109.2 million at December 31, 2023.

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

         We were in compliance with all covenants under the long-term debt as of June  30, 2024. We paid interest of $1.2 million and $2.1 million for three months ended June  30, 2024 and 2023 and $2.4 million and $4.1 million for six months ended June 30, 2024 and 2023 on the subordinated notes. The aggregate amount of debt issuance cost amortization was $95,000 and $145,000 for three months ended June  30, 2024 and  2023 and $191,000 and $289,000 for six months ended June 30, 2024 and 2023.

The table below presents the long-term debt and unamortized debt issuance costs as of the dates indicated:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Principal	$120,000	$120,000
Unamortized debt issuance costs	(662)	(853)
Long-term debt, net of issuance costs	$119,338	$119,147

NOTE 9 - SUBORDINATED DEBENTURES

Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.0 million and $14.9 million as of June 30, 2024 and December 31, 2023. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. We  may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System at 100% of the principal amount, plus accrued and unpaid interest. These subordinated debentures consist of the following and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	June 30, 2024 Effective Stated Rate	Stated Maturity
Subordinated debentures:	(dollars in thousands)
TFC Trust	December 22, 2006	$5,155	$1,144	$4,011	Three-month CME Term SOFR plus 0.26% (a) plus 1.65%,	7.25%	March 15, 2037
FAIC Trust	December 15, 2004	7,217	803	6,414	Three-month CME Term SOFR plus 0.26% (a) plus 2.25%	7.85%	December 15, 2034
PGBH Trust	December 15, 2004	5,155	533	4,622	Three-month CME Term SOFR plus 0.26% (a) plus 2.10%	7.70%	December 15, 2034
Total		$17,527	$2,480	$15,047

(a) Represents applicable tenor spread adjustment when the original LIBOR index was discontinued on June 30, 2023.

In 2016, we, through the acquisition of Tomato Bank and its holding company, TFC Holding Company (“TFC”), acquired TFC Statutory Trust (the “TFC Trust”). TFC Trust issued 5,000 fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $155,000. TFC issued $5 million of subordinated debentures to TFC Trust in exchange for ownership of all of the common securities of TFC Trust and the proceeds of the preferred securities sold by TFC Trust. We are not considered the primary beneficiary of TFC trust (variable interest entity), therefore TFC Trust is not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. We also purchased an investment in the common stock of TFC Trust for $155,000, which is included in other assets. At the close of this acquisition, a $1.9 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $1.1 million at June 30, 2024 and $1.2 million at December 31, 2023. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 7.25% as of June 30, 2024 and 7.30% at December 31, 2023.

In October 2018, we, through the acquisition of First American International Corp. (“FAIC”), acquired First American International Statutory Trust I (“FAIC Trust”). FAIC Trust issued 7,000 units of thirty-year fixed-to-floating rate capital securities with an aggregate liquidation amount of $7.0 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $217,000. We are not considered the primary beneficiary of FAIC Trust (variable interest entity), therefore FAIC Trust is not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. We purchased an investment in the common stock of FAIC Trust for $217,000, which is included in other assets. At the close of this acquisition, a $1.2 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $803,000 at June 30, 2024 and $842,000 at December 31, 2023. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 7.85% as of June 30, 2024 and 7.90% at December 31, 2023.

In January 2020, we, through the acquisition of PGB Holdings, Inc., acquired Pacific Global Bank Trust I (“PGBH Trust”). PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $155,000. We are not considered the primary beneficiary of PGBH Trust (variable interest entity), therefore PGBH Trust is not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. We purchased an investment in the common stock of PGBH Trust for $155,000, which is included in other assets. At the close of this acquisition, a $763,000 valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $533,000 at June 30, 2024 and $559,000 at December 31, 2023. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 7.70% as of June 30, 2024 and 7.75% at December 31, 2023.

We paid interest of $329,000 and $301,000 for three months ended June 30, 2024 and 2023, and $658,000 and $591,000 for the six months ended June 30, 2024 and 2023 on the subordinated debentures. The aggregate amount of amortization expense was $55,000 for each of the three months ended June 30, 2024 and 2023, and $109,000 for each of the six months ended June 30, 2024 and 2023.

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

FHLB Secured Line of Credit and Advances. At June 30, 2024, we had a secured borrowing capacity with the FHLB of $939.7 million collateralized by pledged residential and commercial loans with a carrying value of $1.3 billion. At June 30, 2024, we had no overnight advances and $150.0 million of advances with an original term of five years at a weighted average rate of 1.18% which mature in the first quarter of 2025. We paid interest on FHLB advances of $439,000 and $579,000 for the three months ended June 30, 2024 and 2023, and $878,000 and $2.0 million for the six months ended June 30, 2024 and 2023.

FRB Secured Line of Credit. At June 30, 2024, we had secured borrowing capacity with the FRB of $45.9 million collateralized by pledged loans with a carrying value of $64.0 million.

Federal Funds Arrangements with Commercial Banks. At June 30, 2024, we had borrowing capacity of $92.0 million from other financial institutions, of which $80.0 million was on an unsecured basis and $12.0 million was collateralized by investment securities with fair market value of $20.4 million.

There were no amounts outstanding under any of the other borrowing arrangements above as of June 30, 2024, except the FHLB advances maturing in the first quarter of 2025.

NOTE 11 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

We recorded an income tax provision of $2.5 million and $4.6 million, reflecting an effective tax rate of 25.9% and 29.5% for the three months ended June 30, 2024 and 2023, and $5.8 million and $9.1 million, reflecting an effective tax rate of 27.4% and 29.4% for the six months ended June 30, 2024 and 2023. We recognized a tax expense/(benefit) from stock option exercises of $16,000 and zero for the three months ended June 30, 2024 and 2023 and $24,000 and $(5,000) for the six months ended June 30, 2024 and 2023.

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

Our exposure to loss in the event of nonperformance on these financial commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for loans reflected in the financial statements.

At June 30, 2024 and December 31, 2023, we had the following financial commitments whose contractual amount represents credit risk:

	June 30,	December 31,
	2024	2023
	(dollars in thousands)
Commitments to make loans	$85,342	$77,844
Unused lines of credit	83,443	106,315
Commercial and similar letters of credit	4,476	3,904
Standby letters of credit	2,303	2,687
Total	$175,564	$190,750

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each client's creditworthiness on a case-by-case basis.

We record a liability for lifetime expected losses on off-balance-sheet credit exposure that does not fit the definition of unconditionally cancelable in accordance with ASC 326. We use the loss rate and exposure of default framework to estimate a reserve for unfunded commitments. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default. The reserve for off-balance sheet commitments was $624,000 and $640,000 as of June 30, 2024 and December 31, 2023. We recorded a reversal of the provision for unfunded loan commitments of $47,000 for the three months ended June 30, 2024, a provision for unfunded loan commitments of $31,000 for the three months ended March 31, 2024, and a reversal of the provision for unfunded loan commitments of $221,000 for the three months ended June 30, 2023. We recorded a reversal of the provision for unfunded loan commitments of $16,000 for the six months ended June 30, 2024, and a reversal of the provision of unfunded loan commitments of $359,000 for the six months ended June 30, 2023.

In addition, we invest in various affordable housing partnerships and Small Business Investment Company ("SBIC") funds. Pursuant to these investments, we commit to an investment amount to be fulfilled in future periods. Such unfunded commitments totaled $3.0 million as of June 30, 2024 and $3.3 million as of December 31, 2023.

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

Future minimum rent payments on our leases were as follows as of the date indicated:

As of June 30, 2024
(dollars in thousands)
Remainder of 2024	$2,380
2025	5,804
2026	5,841
2027	5,746
2028	4,828
Thereafter	10,940
Total future minimum lease payments	$35,539
Less amount of payment representing interest	(3,452)
Total present value of lease payments	$32,087

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.5 million and $1.4 million for the three months ended June 30, 2024 and 2023 and $2.9 million and $2.8 million for the six months ended June 30, 2024 and 2023. The Company received rental income of $152,000 and $141,000 for the three months ended June 30, 2024 and 2023, and $297,000 and $281,000 for the six months ended June 30, 2024 and 2023.

The following table presents the right-of-use ("ROU") assets and lease liabilities recorded on our consolidated balance sheet, the weighted-average remaining lease terms and discount rates, as of the dates indicated:

	June 30,	December 31,
	2024	2023
Operating Leases	(dollars in thousands)
ROU assets	$30,530	$29,803
Lease liabilities	32,087	31,191

Weighted-average remaining lease term (in years)	7.03	7.63
Weighted-average discount rate	2.78%	1.72%

NOTE 14 - RELATED PARTY TRANSACTIONS

There were no loans or outstanding loan commitments to any principal officers or directors, or any of their affiliates at June 30, 2024 and December 31, 2023.

Deposits from principal officers, directors, and their affiliates at June 30, 2024 and December 31, 2023 were $29.7 million and $25.7 million.

Certain directors and their affiliates own $6.0 million of RBB's subordinated debentures as of June 30, 2024 and December 31, 2023.

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

Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan

The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the "Amended OSIP") was approved by our board of directors in January 2019 and approved by our shareholders in May 2022. The Amended OSIP was designed to ensure continued availability of equity awards that will assist us in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the Amended OSIP, our board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. We reserved up to 30% of issued and outstanding shares of common stock as of the date we adopted the Amended OSIP, or 3,848,341 shares. As of June 30, 2024, there were 1,007,725 shares of common stock available for issuance under the Amended OSIP. This represents 5.5% of the issued and outstanding shares of our common stock as of June 30, 2024. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The Amended OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The Amended OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

Stock Options

Compensation expense for stock options was $14,000, $21,000, and $66,000 for the three months ended June 30, 2024, March 31, 2024, and June 30, 2023, and $35,000 and $130,000 for the six months ended June 30, 2024 and 2023. Unrecognized stock-based compensation expense related to options was $144,000 and $434,000 as of June 30, 2024 and 2023. Unrecognized compensation expense related to stock options, as of June 30 2024, is expected to be recognized over the next 2.8 years.

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

The table below presents a summary of our stock options awards and activity as of and for the six months ended June 30, 2024.

	Outstanding Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(dollars in thousands, except for per share data)
Outstanding at beginning of year	397,903	$17.61
Exercised	(69,250)	14.42
Forfeited/cancelled	(111,153)	17.75
Outstanding at end of period	217,500	$18.55	5.68	$194

Options exercisable	190,167	$18.17	5.29	$194

The total fair value of the shares vested was $627,000 and $529,000 during the six months ended June 30, 2024, and 2023. Unvested stock options totaled 27,333 and 107,671 with a weighted average grant date fair value of $6.05 and $5.08, respectively, as of June 30, 2024 and 2023. The decrease of unvested stock options during the six months ended June 30, 2024 was due to 33,337 stock options vested with a weighted average grant date stock price of $18.11.

Cash received from the exercise of 28,250 stock options was $458,000 for the three months ended June 30, 2024 and no stock options were exercised for the three months ended June 30, 2023. The intrinsic value of options exercised was $81,000 for the three months ended June 30, 2024. Cash received from the exercise of 69,250 stock options was $999,000 for the six months ended June 30, 2024 and cash received from the exercise of 9,153 stock options was $159,000 for the six months ended June 30, 2023. The intrinsic value of options exercised was $260,000 and $26,000 for the six months ended June 30, 2024 and 2023.

Restricted Stock Units

We award time-based restricted stock units (“TRSUs”) and performance-based restricted stock units (“PRSUs”), which we also refer to collectively as restricted stock units (“RSUs”). We granted 135,601 RSUs during the six months ended June 30, 2024, with a weighted average price of $18.28. The RSUs granted during the six months ended June 30, 2024 included 31,270 PRSUs with an estimated fair value as of the March 20, 2024, grant date of $19.13 and are subject to pre-established performance metrics and market conditions that will be measured in the future and subject to oversight and approval by the Board of Director’s Compensation Committee. The TRSUs have lives ranging from 1 to 3 years and PRSUs have lives of 3 years. See further discussion below describing the PRSUs. As of June 30, 2024, there were 142,908 unvested RSUs outstanding.

The recorded compensation expense for RSUs was $371,000, $118,000, and $84,000 for the three months ended June 30, 2024, March 31, 2024, and June 30, 2023, and $489,000 and $335,000 for the six months ended June 30, 2024 and 2023. Unrecognized stock-based compensation expense related to RSUs was $2.3 million and $506,000 as of June 30, 2024 and 2023. As of June 30, 2024, unrecognized stock-based compensation expense related to RSUs is expected to be recognized over the next 2.3 years.

The following table presents restricted stock units activity during the six months ended June 30, 2024.

		Weighted-Average
		Grant Date
	Shares	Fair Value Per Share
Outstanding at beginning of year	43,160	$18.89
Granted (1)	135,601	18.28
Vested	(35,853)	19.84
Outstanding at end of period	142,908	$18.07

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

In July 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. The new rules became effective on January 1, 2015, with certain of the requirements phased-in over a multi-year schedule. Under the rules, minimum requirements increased for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 (“CET1”) capital to risk-weighted assets ratio with minimums for capital adequacy and prompt corrective action purposes of 4.5% and 6.5%, respectively. The minimum Tier 1 capital to risk-weighted assets ratio was raised from 4.0% to 6.0% under the capital adequacy framework and from 6.0% to 8.0% to be well capitalized under the prompt corrective action framework. In addition, the rules introduced the concept of a “conservation buffer” of 2.5% applicable to the three capital adequacy risk-weighted asset ratios (CET1, Tier 1, and Total). The implementation of the capital conservation buffer began on January 1, 2016 at 0.625% and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). At June 30, 2024, the Company and the Bank were in compliance with the capital conservation buffer requirements. If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes, at June 30, 2024 and December 31, 2023, RBB and the Bank satisfied all capital adequacy requirements to which they were subject.

The following tables set forth Bancorp’s consolidated and the Bank’s capital amounts and ratios and related regulatory requirements as of the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of June 30, 2024:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$473,940	12.48%	$151,963	4.0%	$189,954	5.0%
Bank	555,031	14.61%	151,913	4.0%	189,891	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$458,893	18.89%	$109,346	4.5%	$157,944	6.5%
Bank	555,031	22.87%	109,222	4.5%	157,765	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$473,940	19.50%	$145,795	6.0%	$194,393	8.0%
Bank	555,031	22.87%	145,629	6.0%	194,172	8.0%
Total Risk-Based Capital Ratio
Consolidated	$623,800	25.67%	$194,393	8.0%	$242,991	10.0%
Bank	585,519	24.12%	194,172	8.0%	242,716	10.0%

(1) These ratios are exclusive of the capital conservation buffer.

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2023:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$472,152	11.99%	$157,526	4.0%	$196,907	5.0%
Bank	535,952	13.62%	157,454	4.0%	196,818	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$457,214	19.07%	$107,886	4.5%	$155,836	6.5%
Bank	535,952	22.41%	107,598	4.5%	155,419	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$472,152	19.69%	$143,849	6.0%	$191,798	8.0%
Bank	535,952	22.41%	143,464	6.0%	191,285	8.0%
Total Risk-Based Capital Ratio
Consolidated	$621,423	25.92%	$191,798	8.0%	$239,748	10.0%
Bank	565,997	23.67%	191,285	8.0%	239,106	10.0%

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

Assets and Liabilities Measured on a Non-Recurring Basis

Collateral-dependent individually evaluated loans:

Collateral-dependent individually evaluated loans are carried at fair value when it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected selling costs.

The fair value of collateral dependent individually evaluated loans is based on third party appraisals of the property, less management’s estimate of selling costs. Third party appraisals generally use a sales comparison or income capitalization approach to derive the appraised value based on market transactions involving similar or comparable properties. Adjustments are routinely made by the third party appraisers to adjust for differences between the comparable sales and income data used in the appraisal.  Adjustments may also result from the consideration of relevant economic and demographic factors which may affect property values. Positive adjustments in the appraisal represent increases to the sales comparisons and negative adjustments represent decreases.

Other Real Estate Owned ("OREO"):

OREO is initially recorded at fair value less estimated selling costs at the date of transfer. This amount becomes the property's new basis. In cases where the carrying amount exceeds the fair value less estimated selling costs at the time of transfer, the difference is charged to the ACL. Fair values are generally based on third party appraisals of the property and discounted by management to reflect an expectation of the amount to be ultimately collected after foreclosure and selling costs (Level 3).

Appraisals for other real estate owned and collateral dependent loans are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by us. A member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide statistics for residential appraisals. We also compare the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining OREO to arrive at fair value. In determining the net realizable value of the underlying collateral for individually evaluated loans and OREO, the Company discounts the valuation to cover both market price fluctuations and selling costs, typically ranging from 8% to 10% of the collateral value, that may be incurred in the event of foreclosure. If the existing appraisal is older than twelve months, a new appraisal report is ordered.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurements Using:
June 30, 2024	Level 1	Level 2	Level 3	Total
Assets measured at fair value:	(dollars in thousands)
On a recurring basis:
Securities available for sale
Government agency securities	$—	$7,060	$—	$7,060
SBA agency securities	—	13,184	—	13,184
Mortgage-backed securities	—	32,122	—	32,122
Collateralized mortgage obligations	—	158,395	—	158,395
Commercial paper	—	74,940	—	74,940
Corporate debt securities	—	30,832	—	30,832
Municipal securities	—	9,049	—	9,049
Equity securities (1)	—	—	21,748	21,748
Interest rate lock contracts (1)	—	—	15	15
Forward mortgage loan sale contracts (1)	—	—	4	4
	$—	$325,582	$21,767	$347,349
On a non-recurring basis:
Commercial real estate loans - collateral dependent individually evaluated loans	$—	$—	$17,061	$17,061
Commercial and industrial loans - collateral dependent individually evaluated loans	—	—	4,709	4,709
	$—	$—	$21,770	$21,770

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$8,161	$—	$8,161
SBA agency securities	—	13,217	—	13,217
Mortgage-backed securities	—	34,652	—	34,652
Collateralized mortgage obligations	—	149,626	—	149,626
Commercial paper	—	73,105	—	73,105
Corporate debt securities	—	30,691	—	30,691
Municipal securities	—	9,509	—	9,509
Equity securities (1)	—	—	22,251	22,251
Interest rate lock contracts (1)	—	—	32	32
Forward mortgage loan sale contracts (1)	—	—	14	14
	$—	$318,961	$22,297	$341,258
On a non-recurring basis:
Commercial real estate loans - collateral-dependent individually evaluated loans	$—	$—	$10,209	$10,209
SBA loans - collateral-dependent individually evaluated loans	—	—	1,148	1,148
	$—	$—	$11,357	$11,357

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

During the three months ended June 30, 2024, there were write-downs of $525,000 on collateral-dependent individually evaluated loans with an aggregate fair value of $21.8 million as of June 30, 2024. The fair value as of June 30, 2024 was based on third party appraisals of CRE and a single family residence. The appraisals included adjustments to comparable market data ranging from negative (36%) to positive 28% for the CRE, and positive 3% to 26% for the single family residence.

During the year ended December 31, 2023, there were write-downs of $521,000 on collateral-dependent individually evaluated loans with an aggregate fair value of $11.4 million as of December 31, 2023.

There was no OREO outstanding as of June 30, 2024, December 31, 2023, and June 30, 2023. During the three months ended June 30, 2024, the Company sold OREO for a gain of $292,000. For the six months ended June 30, 2024, the Company foreclosed on three properties, recognized a gain on the transfer from loans to OREO of $560,000 and ultimately sold OREO for a gain on sale of $456,000. There was no similar activity for the six months ended June 30, 2023. The fair value of OREO was based on third party appraisals with management adjustment in the range of 5%-10% to reflect current conditions and selling costs.

The following table presents the gains recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Other real estate owned - Single family residential	$—	$—	$560	$—

No write-downs to OREO were recorded for the three months or six months ended June 30, 2024 or for the year ended December 31, 2023.

The fair value measurement of Interest Rate Lock Contracts (IRLCs) and Forward Mortgage Loan Sale Contracts (FMLSCs) were primarily based on the buy price from borrowers ranging from 98 to 100, the sale price to Fannie Mae ranging from 100 to 102, and the significant unobservable inputs using a margin cost rate of ranging from 0.88% to 1.13%.

The fair value hierarchy level and estimated fair value of significant financial instruments as of the dates indicated are summarized as follows:

		June 30, 2024		December 31, 2023
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
Financial Assets:	(dollars in thousands)
Cash and due from banks	Level 1	$252,769	$252,769	$431,373	$431,373
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	325,582	325,582	318,961	318,961
Investment securities - HTM	Level 2	5,200	4,928	5,209	5,097
Mortgage loans held for sale	Level 1	3,146	3,146	1,911	1,845
Loans, net	Level 3	3,005,971	2,953,571	2,989,958	2,918,296
Equity securities (1)	Level 3	21,748	21,748	22,251	22,251
Servicing assets	Level 3	7,545	14,510	8,110	14,883
Accrued interest receivable (1)	Level 1/2/3	14,141	14,141	13,743	13,743

		Notional	Fair	Notional	Fair
Derivative assets:		Value	Value	Value	Value
Interest rate lock contracts (1)	Level 3	$1,449	$15	$1,255	$32
Forward mortgage loan sale contracts (1)	Level 3	407	4	1,104	14

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,023,605	$3,008,977	$3,174,760	$3,181,495
FHLB advances	Level 3	150,000	149,642	150,000	144,891
Long-term debt	Level 3	119,338	95,154	119,147	83,864
Subordinated debentures	Level 3	15,047	14,890	14,938	14,566
Accrued interest payable	Level 2/3	6,027	6,027	11,671	11,671

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

NOTE 18 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute earnings per share (“EPS”) for the periods indicated:

	For the Three Months Ended
	June 30, 2024		March 31, 2024		June 30, 2023
	Income	Shares	Income	Shares	Income	Shares
	(dollars in thousands except per share data)
Net income	$7,245		$8,036		$10,949
Shares outstanding		18,182,154		18,578,132		18,995,303
Impact of weighting shares		193,816		23,145		(1,820)
Used in basic EPS	7,245	18,375,970	8,036	18,601,277	10,949	18,993,483
Dilutive effect of outstanding
Stock options		5,836		11,153		1,617
Restricted stock units		24,295		38,660		—
Performance stock units		796		612		—
Used in dilutive EPS	$7,245	18,406,897	$8,036	18,651,702	$10,949	18,995,100

Basic earnings per common share	$0.39		$0.43		$0.58
Diluted earnings per common share	$0.39		$0.43		$0.58

	For the Six Months Ended June 30,
	2024		2023
	Income	Shares	Income	Shares
	(dollars in thousands except per share data)
Net income	$15,281		$21,919
Shares outstanding		18,182,154		18,995,303
Impact of weighting shares		306,469		(5,617)
Used in basic EPS	15,281	18,488,623	21,919	18,989,686
Dilutive effect of outstanding
Stock options		8,495		25,578
Restricted stock units		31,477		6,978
Performance stock units		704		—
Used in dilutive EPS	$15,281	18,529,299	$21,919	19,022,242

Basic earnings per common share	$0.83		$1.15
Diluted earnings per common share	$0.82		$1.15

Stock options for 115,500 shares and 438,153 shares of common stock, restricted stock units for 3,005 shares and 26,660 shares of common stock, and performance stock units for 15,634 shares and zero shares of common stock were not considered in computing diluted earnings per common share for June 30, 2024 and 2023, because they were anti-dilutive.

NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC Topic 606 for the periods indicated:

	For the Three Months Ended			For the Six Months Ended June 30,
	June 30, 2024	March 31, 2024	June 30, 2023	2024	2023
Non-interest income, in scope	(dollars in thousands)
Fees and service charges on deposit accounts	$490	$457	$562	$947	$1,034
Other fees (1)	221	187	305	408	480
Other income (2)	574	535	558	1,109	1,109
Gain on sale of OREO	292	164	—	456	—
Total in-scope non-interest income	1,577	1,343	1,425	2,920	2,623
Non-interest income, not in scope (3)	1,911	2,029	1,068	3,940	2,232
Total non-interest income	$3,488	$3,372	$2,493	$6,860	$4,855

(1)	Other fees consist of wealth management fees, miscellaneous loan fees and postage/courier fees.
(2)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, and OREO income.
(3)

Represents revenue that is out of scope of ASC 606 including net loan servicing income, letter of credit commissions, import/export commissions, BOLI income, gains (losses) on sales of loans, income from equity investments, and gain on transfer to OREO.

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

NOTE 20 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

 At June 30, 2024 and December 31, 2023, investments in qualified affordable housing projects totaled $5.8 million and $6.4 million. These balances are reflected in the accrued interest and other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified housing projects totaled $2.1 million at June 30, 2024 and $2.3 million at December 31, 2023. We expect to fulfill these commitments between 2024 and 2038.

During the three months ended June 30, 2024, March 31, 2024, and June 30, 2023, we recognized tax credits from our investment in affordable housing tax projects of $285,000, $285,000, and $255,000, respectively, and for the six months ended June 30, 2024 and 2023, we recognized tax credits from our investment in affordable housing tax projects of $570,000 and $510,000, respectively. In addition, the Company recognized amortization expense related to these investments for the three months ended June 30, 2024, March 31, 2024, and June 30, 2023 of $301,000, $301,000, and $282,000, respectively, and for the six months ended June 30, 2024 and 2023 of $602,000 and $564,000, respectively, which was included within income tax expense on the consolidated statements of income. We had no impairment losses during each of the three months ended June 30, 2024, March 31, 2024, and June 30, 2023, or the six months ended June 30, 2024 and 2023.

NOTE 21 - REPURCHASE OF COMMON STOCK

On February 29, 2024, the Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock, of which 508,275 shares were available as of June 30, 2024. We repurchased 448,190 shares at a weighted average share price of $18.01 during the second quarter of 2024.

NOTE 22 - SUBSEQUENT EVENTS

On July 18, 2024, we announced the Board of Directors had declared a common stock cash dividend of $0.16 per share, payable on August 12, 2024 to common shareholders of record as of July 31, 2024.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	the Bank's ability to comply with the requirements of the consent order we have entered into with the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Protection and Innovation (“DFPI”) and the possibility that we may be required to incur additional expenses or be subject to additional regulatory action, if we are unable to timely and satisfactorily comply with the consent order;
●	the effectiveness of the Company's internal control over financial reporting and disclosure controls and procedures;
●	the potential for material weaknesses in the Company's internal controls over financial reporting or other potential control deficiencies of which the Company is not currently aware or which have not been detected;
●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the United States (“U.S.”) federal budget or debt or turbulence or uncertainly in domestic or foreign financial markets;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments;
●	possible additional provisions for credit losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	failure to comply with debt covenants;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	the effects of having concentrations in our loan portfolio, including commercial real estate and the risks of geographic and industry concentrations;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	severe weather, natural disasters, earthquakes, fires; or other adverse external events could harm our business;

●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine and in the Middle East, which could impact business and economic conditions in the U.S. and abroad;
●	public health crises and pandemics, and their effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions;
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;
●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
●	cybersecurity threats and the cost of defending against them;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in tax laws and regulations;
●	the impact of governmental efforts to restructure the U.S. financial regulatory system;
●	the impact of recent or future changes in the FDIC insurance assessment rate and the rules and regulations related to the calculation of the FDIC insurance assessments;
●	the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters, including Accounting Standards Update (“ASU” or “Update”) 2016-13 (Topic 326, “Measurement of Current Losses on Financial Instruments, commonly referenced as the Current Expected Credit Losses Model (“CECL”) model, which changed how we estimate credit losses and may further increase the required level of our allowance for credit losses in future periods;
●	market disruption and volatility;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuances of preferred stock;
●	our ability to raise additional capital, if needed, and the potential resulting dilution of interests of holders of our common stock;
●	the soundness of other financial institutions and our ongoing relations with our various federal and state regulators, including the SEC, FDIC, FRB, DFPI and CFPB; and
●	our success at managing the risks involved in the foregoing items.

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

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of generally accepted accounting principles in the U.S. (“GAAP”) in the preparation of our financial statements. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting policies consist of the allowance for credit losses on loans held for investment, investment securities, goodwill and income taxes. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 ("2023 Annual Report") for additional discussion concerning these critical accounting policies. Also, our significant accounting policies are described in greater detail in Note 2  – Basis of Presentation and Summary of Significant Accounting Policies to the audited consolidated financial statements included in our 2023 Annual Report, and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Allowance for Credit Losses (ACL)

A sensitivity analysis of our ACL was performed as of June 30, 2024. Based on this sensitivity analysis, a positive 25% change in prepayment speed would result in a $943,000, or 2%, decrease to the ACL. A negative 25% change in prepayment speed would result in a $1.2 million, or 3%, increase to the ACL. Additionally, a one percentage point increase in the unemployment rate would result in a $717,000, or 2%, increase to the ACL and a one percentage point decrease in the unemployment rate would result in a $678,000, or 2%, decrease to the ACL. Management reviews the results using the comparison scenario for sensitivity analysis and considered the results when evaluating the qualitative factor adjustments.

On a quarterly basis, we stress test the qualitative factors, which are lending policy, procedures and strategies, economic conditions, changes in nature and volume of the portfolio, credit and lending staff, problem loan trends, loan review results, collateral value, concentrations and regulatory and business environment by creating two scenarios, moderate risk and major risk. In the Moderate Stress scenario, the status of all nine risk factors across all pooled loan types were set at “Moderate Risk” while in the Major Stress scenario, the status of all nine risk factors across all pooled loan types were set at “Major Risk.” Under the Moderate Stress scenario, the ACL would increase by $3.5 million, or 8%, as of June 30, 2024. Under the Major Stress scenario, the ACL would increase by $18.9 million, or 45%, as of June 30, 2024.

For additional information on the policies, methodologies and judgments used to determine the ACL, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our 2023 Annual Report and Note 4 — Loans and Allowance for Credit Losses to the Notes to Consolidated Financial Statements in this Form 10-Q.

GENERAL

RBB is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned subsidiaries, the Bank and RBB Asset Management Company (“RAM”). RAM was formed to hold and manage problem assets acquired in business combinations. When we refer to “we”, “us”, “our”, or the “Company”, we are referring to RBB Bancorp and its consolidated subsidiaries including the Bank, collectively. When we refer to the “parent company”, “Bancorp”, or the “holding company”, we are referring to RBB Bancorp, the parent company, on a stand-alone basis. At June 30, 2024, we had total assets of $3.9 billion, gross loans held for investment ("HFI") of $3.0 billion, total deposits of $3.0 billion and total shareholders' equity of $511.3 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB.”

The Bank provides business-banking products and services predominantly to the Asian-American communities through full service branches located in Los Angeles County, Orange County and Ventura County in California, in the Las Vegas (Nevada), the New York City metropolitan areas, Chicago (Illinois), Edison (New Jersey) and Honolulu (Hawaii). The products and services include commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts, including specialized services such as remote deposit, E-banking, mobile banking and treasury management services.

We operate as a minority depository institution, which is defined by the FDIC as a federally insured depository institution where 51% or more of the voting stock is owned by minority individuals or a majority of the board of directors is minority and the community that the institution serves is predominantly minority. A minority depository institution is eligible to receive support from the FDIC and other federal regulatory agencies such as training, technical assistance and review of proposed new deposit taking and lending programs, and the adoption of applicable policies and procedures governing such programs. We intend to maintain our minority depository institution designation, as it is expected that at least 51% of our issued and outstanding shares of capital shall remain owned by minority individuals. The minority depository institution designation has been historically beneficial to us, and we continue to use the program for technical assistance.

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

OVERVIEW

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of RBB and its wholly owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our audited financial statements included in our 2023 Annual Report, and the unaudited consolidated financial statements and accompanying notes presented elsewhere in this Report. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024.

We reported net income of $7.2 million, or $0.39 diluted earnings per share, for the quarter ended June 30, 2024, compared to net income of $8.0 million, or $0.43 diluted earnings per share, for the quarter ended March 31, 2024 and $11.0 million, or $0.58 diluted earnings per share for the quarter ended June 30, 2023.

At June 30, 2024, total assets were $3.9 billion, a decrease of $157.8 million, or 3.9%, from total assets of $4.0 billion at December 31, 2023, primarily due to a $178.6 million decrease in cash and cash equivalents, partially offset by a $17.1 million increase in gross loans, including loans held for sale (“HFS”) and a $6.6 million increase in available for sale ("AFS") investment securities. The decrease in cash and cash equivalents was primarily due to a decrease of $284.9 million in wholesale deposits, partially replaced by retail deposits. Wholesale deposits include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services.

At June 30, 2024, AFS investment securities totaled $325.6 million, inclusive of a pre-tax net unrealized loss of $30.2 million, compared to $319.0 million, inclusive of a pre-tax unrealized loss of $28.1 million at December 31, 2023. The pre-tax unrealized loss was due to a decline in the value of AFS investment securities due to continued higher market interest rates in 2024.

Total loans HFI, net of deferred fees and discounts, increased $15.9 million, or 0.5%, to $3.0 billion at June 30, 2024 from December 31, 2023. The increase was primarily due to an increase in commercial real estate ("CRE") loans of $22.4 million, and construction and land development ("C&D") loans of $21.0 million, partially offset by decreases in single-family residential ("SFR") mortgages of $20.0 million, commercial and industrial (“C&I”) loans of $3.4 million, Small Business Administration (“SBA”) loans of $1.8 million and other loans of $2.3 million. In addition, mortgage loans HFS increased $1.2 million to $3.1 million at June 30, 2024. The loan to deposit ratio was 99.4% at June 30, 2024, compared to 94.2% at December 31, 2023, and 99.3% at June 30, 2023.

Total deposits were $3.0 billion as of June 30, 2024, a $151.2 million, or 4.8%, decrease compared to $3.2 billion as of December 31, 2023. This decrease was due to a decrease in interest-bearing deposits. Noninterest-bearing deposits increased $3.4 million to $543.0 million at June 30, 2024, or 18.0% of total deposits, compared to $539.6 million, or 17.0% of total deposits at December 31, 2023. The decrease in interest-bearing deposits included a decrease in time deposits of $169.5 million, offset by an increase in non-maturity deposits of $15.0 million. The decrease in time deposits included a $284.9 million decrease in wholesale deposits, partially replaced by an increase of $115.4 million in retail deposits. Wholesale deposits totaled $120.7 million at June 30, 2024 and $405.6 million at December 31, 2023.

Borrowings, consisting of Federal Home Loan Bank ("FHLB") advances, long-term debt and subordinated debt, were $284.4 million at June 30, 2024, relatively unchanged compared to $284.1 million as of December 31, 2023. These balances include FHLB term advances of $150.0 million, which mature in the first quarter of 2025.

As of June 30, 2024, the ACL totaled $42.4 million and was comprised of an allowance for loan losses (“ALL”) of $41.7 million and a reserve for unfunded commitments (“RUC”) of $ 624,000 (included in “Accrued interest and other liabilities”). This compares to the ACL of $42.4 million comprised of an ALL of $41.7 million and a RUC of $671,000 at March 31, 2024. The ACL for the second quarter of 2024 included a $557,000 provision for credit losses, net charge-offs of $551,000. Although nonperforming loans increased, additional specific reserves were not required based on sufficient collateral for individually reviewed, collateral dependent loans. Charge-offs in the second quarter of 2024 were mostly related to a CRE non-owner occupied loan, which migrated to nonaccrual status and was written-down to its estimated fair value. The ALL as a percentage of loans HFI was 1.37% at June 30, 2024, compared to 1.38% at March 31, 2024. The ALL as a percentage of nonperforming loans was 76% at June 30, 2024, a decrease from 116% at March 31, 2024 due to the $18.7 million increase in nonperforming loans during the second quarter of 2024.

At June 30, 2024, total shareholders' equity was $511.3 million, a $2.7 million decrease compared to March 31, 2024, and an $11.0 million increase compared to June 30, 2023. The decrease in shareholders' equity for the second quarter of 2024 was due to dividends paid of $3.0 million and common stock share repurchases totaling $8.1 million, offset by net earnings of $7.2 million, stock option exercises and other equity award activity of $1.1 million and lower net unrealized loss on AFS securities of $67,000. Book value per share increased to $28.12 from $27.67 and tangible book value per share increased to $24.06 from $23.68. For additional information, see “Non-GAAP Financial Measures.”

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in thousands, except per share data)
Interest income	$52,886	$54,795	$57,002	$107,681	$110,753
Interest expense	28,921	29,918	25,076	58,839	44,726
Net interest income	23,965	24,877	31,926	48,842	66,027
Provision for credit losses	557	—	380	557	2,394
Net interest income after provision for credit losses	23,408	24,877	31,546	48,285	63,633
Noninterest income	3,488	3,372	2,493	6,860	4,855
Noninterest expense	17,124	16,969	18,517	34,093	37,428
Income before income taxes	9,772	11,280	15,522	21,052	31,060
Income tax expense	2,527	3,244	4,573	5,771	9,141
Net income	$7,245	$8,036	$10,949	$15,281	$21,919

Share Data
Earnings per common share (1):
Basic	$0.39	$0.43	$0.58	$0.83	$1.15
Diluted	0.39	0.43	0.58	0.82	1.15
Performance Ratios
Return on average assets, annualized	0.76%	0.81%	1.08%	0.79%	1.10%
Return on average shareholders’ equity	5.69%	6.30%	8.78%	6.00%	8.91%
Return on average tangible common equity, annualized (2)	6.65%	7.37%	10.33%	7.01%	10.49%
Efficiency ratio (3)	62.38%	60.07%	53.80%	61.21%	52.80%
Tangible common equity to tangible assets (2)	11.53%	11.56%	10.64%	11.53%	10.64%
Tangible book value per share (2)	$24.06	$23.68	$22.40	$24.06	$22.40

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

(3)	Ratio calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income.

Average Balance Sheet, Interest and Yield/Rate Analysis

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2024 and 2023. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. For additional information see “Capital Resources and Liquidity Management” and Part I, Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Report.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the periods presented. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of discount accretion and net deferred loan origination fees and costs accounted for as yield adjustments.

	Three Months Ended
	June 30, 2024			March 31, 2024			June 30, 2023
	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$255,973	$3,608	5.67%	$364,979	$5,306	5.97%	$164,023	2,360	5.77%
FHLB Stock	15,000	327	8.77%	15,000	331	8.88%	15,000	259	6.93%
Securities (1)
Available for sale	318,240	3,608	4.56%	320,015	3,589	4.51%	348,343	3,547	4.08%
Held to maturity	5,203	46	3.56%	5,207	46	3.55%	5,720	51	3.58%
Mortgage loans held for sale	3,032	57	7.56%	1,215	26	8.61%	52	1	6.65%
Loans held for investment:
Real estate	2,828,339	41,590	5.91%	2,837,603	41,765	5.92%	3,064,633	46,304	6.06%
Commercial	185,679	3,673	7.96%	179,605	3,756	8.41%	207,493	4,503	8.70%
Total loans held for investment	3,014,018	45,263	6.04%	3,017,208	45,521	6.07%	3,272,126	50,807	6.23%
Total interest-earning assets	3,611,466	$52,909	5.89%	3,723,624	$54,819	5.92%	3,805,264	$57,025	6.01%
Noninterest-earning assets	240,016			246,341			244,316
Total assets	$3,851,482			$3,969,965			$4,049,580

Interest-bearing liabilities:
NOW	$56,081	$276	1.98%	$58,946	$298	2.03%	$59,789	$202	1.36%
Money market	431,559	3,877	3.61%	411,751	3,526	3.44%	432,384	2,519	2.34%
Saving deposits	164,913	800	1.95%	157,227	654	1.67%	111,214	57	0.21%
Time deposits, less than $250,000	1,049,666	12,360	4.74%	1,175,804	13,805	4.72%	1,221,760	12,391	4.07%
Time deposits, $250,000 and over	772,255	9,490	4.94%	785,172	9,517	4.88%	709,803	6,778	3.83%
Total interest-bearing deposits	2,474,474	26,803	4.36%	2,588,900	27,800	4.32%	2,534,950	21,947	3.47%
FHLB advances	150,000	439	1.18%	150,000	439	1.18%	160,220	579	1.45%
Long-term debt	119,275	1,296	4.37%	119,180	1,295	4.37%	173,780	2,194	5.06%
Subordinated debentures	15,011	383	10.26%	14,957	384	10.33%	14,793	356	9.65%
Total interest-bearing liabilities	2,758,760	28,921	4.22%	2,873,037	29,918	4.19%	2,883,743	25,076	3.49%
Noninterest-bearing liabilities
Noninterest-bearing deposits	529,450			528,346			606,015
Other noninterest-bearing liabilities	51,087			55,795			59,760
Total noninterest-bearing liabilities	580,537			584,141			665,775
Shareholders' equity	512,185			512,787			500,062
Total liabilities and shareholders' equity	$3,851,482			$3,969,965			$4,049,580
Net interest income / interest rate spreads		$23,988	1.67%		$24,901	1.73%		$31,949	2.52%
Net interest margin			2.67%			2.69%			3.37%

Total cost of deposits	$3,003,924	$26,803	3.59%	$3,117,246	$27,800	3.59%	$3,140,965	$21,947	2.80%
Total cost of funds	$3,288,210	$28,921	3.54%	$3,401,383	$29,918	3.54%	$3,489,758	$25,076	2.88%

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.

	Six Months Ended June 30,
	2024			2023
	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$310,476	$8,914	5.77%	$130,075	$3,367	5.22%
FHLB Stock	15,000	658	8.82%	15,000	524	7.04%
Securities: (1)
Available for sale	319,127	7,197	4.54%	312,971	6,057	3.90%
Held to maturity	5,205	94	3.63%	5,724	103	3.63%
Mortgage loans held for sale	2,124	83	7.86%	70	2	6.55%
Loans held for investment:
Real estate	2,832,971	83,356	5.92%	3,078,572	91,208	5.97%
Commercial	182,642	7,428	8.18%	228,585	9,541	8.42%
Total loans held for investment	3,015,613	90,784	6.05%	3,307,157	100,749	6.14%
Total interest-earning assets	3,667,545	$107,730	5.91%	3,770,997	$110,802	5.93%
Total noninterest-earning assets	243,178			242,148
Total average assets	$3,910,723			$4,013,145

Interest-bearing liabilities:
NOW	$57,513	$574	2.01%	$61,585	$310	1.02%
Money market	421,655	7,403	3.53%	445,531	4,659	2.11%
Savings deposits	161,070	1,454	1.82%	115,928	105	0.18%
Time deposits, $250,000 and under	1,112,735	26,165	4.73%	1,068,081	19,816	3.74%
Time deposits, greater than $250,000	778,713	19,007	4.91%	736,140	12,759	3.50%
Total interest-bearing deposits	2,531,686	54,603	4.34%	2,427,265	37,649	3.13%
FHLB advances	150,000	878	1.18%	194,807	1,988	2.06%
Long-term debt	119,228	2,591	4.37%	173,708	4,389	5.10%
Subordinated debentures	14,984	767	10.29%	14,766	700	9.56%
Total interest-bearing liabilities	2,815,898	58,839	4.20%	2,810,546	44,726	3.21%
Noninterest-bearing liabilities
Noninterest-bearing deposits	528,898			651,928
Other noninterest-bearing liabilities	53,441			54,469
Total noninterest-bearing liabilities	582,339			706,397
Shareholders' equity	512,486			496,202
Total liabilities and shareholders' equity	$3,910,723			$4,013,145
Net interest income / interest rate spreads		$48,891	1.71%		$66,076	2.72%
Net interest margin			2.68%			3.53%

Total cost of deposits	$3,060,584	$54,603	3.59%	$3,079,193	$37,649	2.47%
Total cost of funds	$3,344,796	$58,839	3.54%	$3,462,474	$44,726	2.60%

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.

The following table summarizes the extent to which changes in (1) interest rates and (2) volume of average interest-earning assets and average interest-bearing liabilities affected our net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into changes attributable to variations in volume and yield/rate. Changes that are not solely due to either volume or yield/rate are allocated proportionally based on the absolute value of the change related to average volume and average yield/rate.

	Three Months Ended June 30, 2024 compared with Three Months Ended March 31, 2024			Three Months Ended June 30, 2024 compared with Three Months Ended June 30, 2023			Six Months Ended June 30, 2024 compared with Six Months Ended June 30, 2023
	Change due to:			Change due to:			Change due to:
	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance
Interest-earning assets:	(dollars in thousands)
Cash and cash equivalents	$(1,453)	$(245)	$(1,698)	$1,529	$(281)	$1,248	$5,156	$391	$5,547
FHLB Stock	—	(4)	(4)	—	68	68	—	134	134
Securities: (1)
Available for sale	(100)	119	19	(1,324)	1,385	61	122	1,018	1,140
Held to maturity	—	—	—	(5)	—	(5)	(9)	—	(9)
Mortgage loans held for sale	53	(22)	31	56	—	56	80	1	81
Loans held for investment:
Real estate	(115)	(60)	(175)	(3,568)	(1,146)	(4,714)	(7,106)	(746)	(7,852)
Commercial	594	(677)	(83)	(459)	(371)	(830)	(1,850)	(263)	(2,113)
Total loans held for investment	479	(737)	(258)	(4,027)	(1,517)	(5,544)	(8,956)	(1,009)	(9,965)
Total interest-earning assets	$(1,021)	$(889)	$(1,910)	$(3,771)	$(345)	$(4,116)	$(3,607)	$535	$(3,072)

Interest-bearing liabilities
NOW	$(15)	$(7)	$(22)	$(79)	$153	$74	$(62)	$326	$264
Money market	173	178	351	(33)	1,391	1,358	(731)	3,475	2,744
Saving deposits	33	113	146	41	702	743	55	1,294	1,349
Time deposits, less than $250,000	(1,842)	397	(1,445)	(7,563)	7,532	(31)	866	5,483	6,349
Time deposits, $250,000 and over	(554)	527	(27)	632	2,080	2,712	784	5,464	6,248
Total interest-bearing deposits	(2,205)	1,208	(997)	(7,002)	11,858	4,856	912	16,042	16,954
FHLB advances	—	—	—	(31)	(109)	(140)	(389)	(721)	(1,110)
Long-term debt	1	—	1	(626)	(272)	(898)	(1,235)	(563)	(1,798)
Subordinated debentures	7	(8)	(1)	5	22	27	11	56	67
Total interest-bearing liabilities	(2,197)	1,200	(997)	(7,654)	11,499	3,845	(701)	14,814	14,113
Changes in net interest income	$1,176	$(2,089)	$(913)	$3,883	$(11,844)	$(7,961)	$(2,906)	$(14,279)	$(17,185)

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.

Net Interest Income/Average Balance Sheet

Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024

Net interest income was $24.0 million for the second quarter of 2024, compared to $24.9 million for the first quarter of 2024. The $912,000 decrease in net interest income was due to a decrease in interest income of $1.9 million offset by a decrease in interest expense of $997,000. The decrease in interest income was due to lower interest income on interest-earning deposits in other financial institutions of $1.7 million and loans of $227,000. Interest and fees on loans included a reversal of interest income for loans that migrated to nonaccrual of $710,000 for the second quarter of 2024 compared to $190,000 for the first quarter of 2024 reflecting the $18.7 million increase in nonperforming loans during the second quarter. The decrease in interest expense was due to $114.4 million in lower average interest-bearing deposits for the second quarter of 2024.

Net interest margin ("NIM") was 2.67% for the second quarter of 2024, a decrease of 2 basis points from 2.69% for the first quarter of 2024. The decrease was due to a 3 basis point decrease in the yield on average interest-earning assets combined with no change in the overall cost of funds. The yield on average interest-earning assets decreased to 5.89% for the second quarter of 2024 from 5.92% for the first quarter of 2024 due mainly to a 3 basis point decrease in the yield on average loans to 6.04% for the second quarter of 2024 combined with a change in the mix of average interest-earning assets. Average loans represented 84% of average interest-earning assets in the second quarter of 2024 compared to 81% in the first quarter of 2024. During the second quarter, $22.5 million in loans migrated to nonaccrual, which reduced the second quarter's average loan yield by 9 basis points and the NIM by 8 basis points. In comparison, during the first quarter, $7.7 million in loans migrated to nonaccrual, which reduced the first quarter's average loan yield by 2 basis points and the NIM by 2 basis points. The overall cost of funds remained flat at 3.59% due to the average cost of interest-bearing deposits increasing 4 basis points to 4.36% in the second quarter of 2024, which was offset by an improvement in the overall funding mix. The ratio of average noninterest-bearing deposits to average total funding sources increased to 16.1% in the second quarter of 2024 from 15.5% in the first quarter of 2024.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net interest income was $24.0 million for the second quarter of 2024, compared to $31.9 million for the second quarter of 2023. The $8.0 million decrease in net interest income was primarily due to higher interest expense of $3.8 million and lower interest income of $4.1 million. The decrease in interest income was due to lower interest income on loans of $5.5 million, partially offset by higher interest income on interest-earning deposits in other financial institutions of $1.2 million. The decrease in interest income was primarily due to a change in the mix of average interest-earning assets including higher average interest-earning deposits and lower average loan balances as compared to the same quarter last year. Average loans represented 84% of average interest-earning assets in the second quarter of 2024 compared to 86% in the second quarter of 2023. Interest and fees on loans included a reversal of interest income for loans that migrated to nonaccrual of $710,000 for the second quarter of 2024 compared to $567,000 for the second quarter of 2023. The increase in interest expense was due to higher average rates paid on interest-bearing deposits, and a change in the mix of total deposits.

NIM was 2.67% for the second quarter of 2024, a decrease of 70 basis points from 3.37% for the second quarter of 2023. The decrease was primarily due to a 12 basis point decrease in the yield on average interest-earning assets combined with a 66 basis point increase in the overall cost of funds. The cost of interest-bearing deposits increased 89 basis points due to increased market rates including the Federal Reserve raising the target Federal Funds Rate during 2023 and peer bank deposit competition.

The Federal Reserve increased the target Federal Funds Rate 100 basis points between January 1, 2023 and July 31, 2023, including 50 basis points in the first quarter of 2023, 25 basis points in the second quarter of 2023 and another 25 basis points in the third quarter of 2023. The weighted average effective Federal Funds Rate was 5.33% for the second quarter of 2024 compared to 4.99% for the second quarter of 2023.

Interest and fees on loans HFI for the second quarter of 2024 were $45.3 million compared to $50.8 million for the second quarter of 2023. The $5.5 million decrease was primarily due to a $258.1 million decrease in the average balance of loans HFI outstanding. The decrease in the average loan balance was primarily due to strategic loans sales and moderated loan production to improve the risk profile of the loan portfolio and strengthen overall on-balance sheet liquidity in response to market conditions during 2023. For the three months ended June 30, 2024 and 2023, the yield on loans HFI was 6.04% and 6.23%.

Interest expense on deposits increased to $26.8 million for the second quarter of 2024 as compared to $21.9 million for the second quarter of 2023. The $4.9 million increase in interest expense on deposits was primarily due to the increase in the average rates paid on interest-bearing deposits, offset by a $60.5 million decrease in average interest-bearing deposits. Average noninterest-bearing deposits decreased $76.6 million to $529.5 million in the second quarter of 2024 from $606.0 million in the second quarter of 2023. Average noninterest-bearing deposits as a percentage of total average deposits was 17.6% for the second quarter of 2024 compared to 19.3% for the second quarter of 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net interest income was $48.9 million for the six months ended June 30, 2024, compared to $66.1 million for the six months ended June 30, 2023. The $17.2 million decrease in net interest income was primarily due to higher interest expense of $14.1 million and lower interest income of $3.1 million. The increase in interest expense was due to higher average rates paid on interest-bearing deposits, and a change in the mix of total deposits. The decrease in interest income was primarily due to a change in the mix of average interest-earning assets including lower average loan balances as compared to the same period last year. Average loans represented 82% of average interest-earning assets in the first half of 2024 compared to 88% in the first half of 2023.

NIM was 2.68% for the six months ended June 30, 2024, a decrease of 85 basis points from 3.53% for the six months ended June 30, 2023. The decrease was primarily due to a 121 basis point increase in the cost of interest-bearing deposits, partially offset by an increase in the yield on interest-earning deposits in other financial institutions, and investment securities. The cost of interest-bearing deposits increased due to increased market rates including the Federal Reserve raising the target Federal Funds Rate 100 basis points between January 1, 2023 and July 31, 2023, and peer bank deposit competition. The weighted average Federal Funds Rate was 5.33% for the first half of 2024 compared to 4.75% for the first half of 2023.

Interest and fees on loans HFI for the six months ended June 30, 2024 were $90.8 million compared to $100.7 million for the six months ended June 30, 2023. The $10.0 million decrease was primarily due to a $291.5 million decrease in the average balance of total loans outstanding primarily, due to strategic loans sales and moderated loan production to improve the risk profile of the loan portfolio and strengthen overall on-balance sheet liquidity in response to market conditions during 2023. Interest and fees on loans included a reversal of interest income for loans that migrated to nonaccrual of $900,000 for the first six months of 2024 compared to $607,000 for the first six months of 2023. For the six months ended June 30, 2024 and 2023, the yield on loans HFI was 6.05% and 6.14%.

Interest expense on deposits increased to $54.6 million for the six months ended June 30, 2024 as compared to $37.6 million for the six months ended June 30, 2023. The $17.0 million increase in interest expense on deposits was primarily due to the increase in market rates and average rates paid on interest-bearing deposits and a $104.4 million increase in average interest-bearing deposit balances. Average interest-bearing deposits increased, in part, to help offset a decrease in noninterest-bearing deposits as we worked to lower concentration risk in our deposit portfolio coupled with the impact of customers preferring higher yielding deposit products in response to higher market interest rates. Average noninterest-bearing deposits decreased $123.0 million to $528.9 million in the first six months of 2024 from $651.9 million in the first six months of 2023. Average noninterest-bearing deposits as a percentage of total average deposits was 17.3% for the first half of 2024 compared to 21.2% for the first half of 2023.

Provision for Credit Losses

Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024

We recorded a $557,000 provision for credit losses for the second quarter of 2024 compared to no provision for credit losses for the first quarter of 2024. The second quarter provision took into consideration factors including changes in the loan portfolio mix, ongoing uncertainty in the economy related to inflation and the outlook for market interest rates, and credit quality metrics, including higher nonperforming loans at the end of the second quarter of 2024 compared to the end of the first quarter of 2024.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

We recorded a provision for credit losses of $557,000 for the second quarter of 2024 compared to a $380,000 provision for the second quarter of 2023. There were $551,000 in net loan charge-offs in the second quarter of 2024, as compared to $580,000 in net loan charge-offs in the second quarter of 2023. The higher provision for the second quarter of 2024 was reflective of factors including changes in the loan portfolio mix, ongoing uncertainty in the economy related to inflation and the outlook for market interest rates and credit quality metrics, including the level of classified and nonperforming loans at June 30, 2024.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

We recorded a provision for credit losses of $557,000 for the six months ended June 30, 2024 compared to a $2.4 million provision for the six months ended June 30, 2023. There were $735,000 in net loan charge-offs for the six months ended June 30, 2024, as compared to $737,000 in net loan charge-offs for the six months ended June 30, 2023. The provision for the first six months of 2024 was lower than the first six months of 2023 due to a decline in the average balance of the loan portfolio since June 2023 and the Company recording a provision in the first quarter of 2023 related to classified loans and nonperforming loans at that date.

Noninterest Income

The following table sets forth the major components of our noninterest income for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Noninterest income:	(dollars in thousands)
Service charges and fees	$1,064	$992	$1,120	$2,056	$2,143
Loan servicing income, net of amortization	579	589	606	1,168	1,337
Increase in cash surrender of bank owned life insurance	385	382	344	767	679
Gain on sale of loans	451	312	18	763	47
Gain on OREO	292	724	—	1,016	—
Other income	717	373	405	1,090	649
Total noninterest income	$3,488	$3,372	$2,493	$6,860	$4,855

Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024

Noninterest income for the second quarter of 2024 was $3.5 million, an increase of $116,000 from $3.4 million in the first quarter of 2024. This increase was due to higher income from equity investments (included in other income) of $359,000 and higher gain on sale of loans of $139,000, partially offset by lower gain on OREO of $432,000. Income from equity investments is recorded based on the most recent information available from the investee and fluctuates based on their underlying performance. OREO totaling $1.1 million was sold during the second quarter of 2024 for a gain of $292,000. This compared to a $560,000 gain on transfer of loans to OREO and gain on the sale of OREO of $164,000 in the first quarter of 2024. There was no OREO outstanding at June 30, 2024.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Noninterest income increased $995,000 to $3.5 million for the second quarter of 2024, compared to $2.5 million for the same quarter in the prior year. The increase was primarily attributable to higher gain on sale of loans of $433,000, higher income from equity investments (included in other income) of $359,000, and higher gain on OREO of $292,000, offset by lower service charges and fees of $56,000 and lower loan servicing income, net of amortization of $27,000.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Noninterest income increased $2.0 million to $6.9 million for the six months ended June 30, 2024, compared to $4.9 million for the same period in the prior year. The increase was due to higher gain on OREO of $1.0 million, higher gain on sale of loans of $716,000 and higher income from equity investments (included in other income) of $359,000, partially offset by lower loan servicing income, net of amortization of $169,000. The decrease in loan servicing income was due to a decrease in average loans being serviced including higher pre-payments on such loans.

The following table presents information on loans servicing income for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Loan servicing income, net of amortization:	(dollars in thousands)
Single-family residential loans	$412	$443	$514	$854	$1,080
SBA loans	167	146	92	314	257
Total	$579	$589	$606	$1,168	$1,337

During the three and six months ended June 30, 2024 and 2023, we serviced SFR mortgage loans for other financial institutions, Federal Home Loan Mortgage Corporation ("FHLMC"), and Federal National Mortgage Association ("FNMA").

The following table presents loans serviced for others as of the dates indicated:

	As of			June 30, 2024 Compared to
	June 30, 2024	March 31, 2024	June 30, 2023	March 31, 2024	June 30, 2023
Loans serviced:	(dollars in thousands)
Single-family residential loans serviced	$967,005	$990,930	$1,063,541	$(23,925)	$(96,536)
SBA loans serviced	100,958	100,713	104,885	245	(3,927)
Commercial real estate loans serviced	3,786	3,798	3,952	(12)	(166)
Construction loans serviced	5,521	5,096	4,110	425	1,411
Total	$1,077,270	$1,100,537	$1,176,488	$(23,267)	$(99,218)

The following table presents information on loans sold and gain on sale of loans for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Loans sold:	(dollars in thousands)
SBA	$4,251	$3,407	$—	$7,659	$127
Single-family residential mortgage (1)	13,950	5,288	1,410	19,238	2,246
	$18,201	$8,695	$1,410	$26,897	$2,373
Gain on sale of loans:
SBA	$266	$220	$—	$486	$10
Single-family residential mortgage	185	92	18	277	37
	$451	$312	$18	$763	$47
(1)

SFR mortgage loans sold with servicing rights retained were $7.0 million, $3.6 million, and $1.4 million for the three months ended June 30, 2024, March 31, 2024 and June 30, 2023. SFR mortgage loans sold with servicing rights retained were $10.5 million and $2.2 million for the six months ended June 30, 2024 and June 30, 2023.

Noninterest Expense

The following table sets forth major components of our noninterest expense for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Noninterest expense:	(dollars in thousands)
Salaries and employee benefits	$9,533	$9,927	$9,327	$19,460	$19,191
Occupancy and equipment expenses	2,439	2,443	2,430	4,882	4,828
Data processing	1,466	1,420	1,356	2,886	2,655
Legal and professional	1,260	880	2,872	2,140	5,885
Office expenses	352	356	350	708	725
Marketing and business promotion	189	172	252	361	552
Insurance and regulatory assessments	981	982	809	1,963	1,313
Core deposit premium	201	201	235	402	472
Other expenses	703	588	886	1,291	1,807
Total noninterest expense	$17,124	$16,969	$18,517	$34,093	$37,428

Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024

Noninterest expense for the second quarter of 2024 was $17.1 million, an increase of $155,000 from $17.0 million for the first quarter of 2024. This increase was primarily due to higher legal and professional expenses and other expenses, partially offset by a decrease in salaries and employee benefits expense due to the timing of taxes and benefits. The increase in legal and professional expenses was primarily due to higher legal expenses for credit matters in the second quarter and the first quarter of 2024 including an insurance reimbursement of $165,000. There was no similar insurance reimbursement in the second quarter of 2024.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Noninterest expense for the second quarter of 2024 was $17.1 million, a decrease of $1.4 million from $18.5 million for the second quarter of 2023. The decrease was mostly due to lower legal and professional expenses of $1.6 million offset by higher insurance and regulatory assessments of $172,000. The decrease in legal and professional expenses was due to a previously disclosed internal investigation that has been subsequently resolved and lower external auditor fees. Insurance and regulatory assessments increased primarily due to a $125,000 increase in our FDIC assessment due in part to the consent order issued in October 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Noninterest expense for the six months ended June 30, 2024 was $34.1 million, a decrease of $3.3 million from $37.4 million for the six months ended June 30, 2023. The $3.7 million decrease in legal and professional expenses was partially offset by a $650,000 increase in insurance and regulatory assessments. The decrease in legal and professional expenses was primarily due to a previously disclosed internal investigation that has been subsequently resolved and lower external auditor fees. There were no similar investigation expenses in the first six months of 2024. Insurance and regulatory assessments increased primarily due to a $560,000 increase in our FDIC assessment due in part to the consent order issued in October 2023.

Income Tax Expense

Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024

We recorded an income tax provision of $2.5 million and $3.2 million, reflecting an effective tax rate of 25.9% and 28.8%, for the three months ended June 30, 2024 and March 31, 2024. The decrease in the effective tax rate in the second quarter of 2024 was due in part to utilizing a higher level of tax credits.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

We recorded an income tax provision of $2.5 million and $4.6 million, reflecting an effective tax rate of 25.9% and 29.5%, for the three months ended June 30, 2024 and 2023. The decrease in the effective tax rate in the second quarter of 2024 was due in part to utilizing a higher level of tax credits.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

We recorded an income tax provision of $5.8 million and $9.1 million, reflecting an effective tax rate of 27.4% and 29.4%, for the six months ended June 30, 2024 and 2023. The decrease in the effective tax rate for the first six months of 2024 was due in part to utilizing a higher level of tax credits.

The higher level of tax credits was due to a combination of two factors. First, our low- income housing tax credits represented a higher portion of our pre-tax net income. Second, we recognized additional new tax credits which reflect our intent to purchase qualifying federal tax credits under the Inflation Reduction Act of 2023.

ANALYSIS OF FINANCIAL CONDITION

Assets

At June 30, 2024, total assets were $3.9 billion, a decrease of $157.8 million, from total assets of $4.0 billion at December 31, 2023, primarily due to a $178.6 million decrease in cash and cash equivalents, partially offset by a $15.9 million increase in loans HFI, and a $6.6 million increase in AFS investment securities. The decrease in cash and cash equivalents was primarily due to a decrease of $284.9 million in wholesale deposits, partially offset by an increase in retail deposits.

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

The following table sets forth the book value of each category of securities and the percentage each category represents of total of securities as of the dates indicated. The book value for debt securities classified as AFS are reflected at fair market value and the book value for securities classified as HTM are reflected at amortized cost.

	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value	(dollars in thousands)
Government agency securities	$7,060	2.1%	$8,161	2.5%
SBA agency securities	13,184	4.0%	13,217	4.1%
Mortgage-backed securities: residential	32,122	9.7%	34,652	10.7%
Collateralized mortgage obligations: residential	84,635	25.6%	82,327	25.3%
Collateralized mortgage obligations: commercial	73,760	22.3%	67,299	20.8%
Commercial paper	74,940	22.7%	73,105	22.6%
Corporate debt securities (1)	30,832	9.3%	30,691	9.5%
Municipal tax-exempt securities	9,049	2.7%	9,509	2.8%
Total securities, available for sale, at fair value	$325,582	98.4%	$318,961	98.3%
Securities, held to maturity, at amortized cost
Municipal tax-exempt securities	$4,699	1.4%	$4,708	1.5%
Municipal taxable securities	501	0.2%	501	0.2%
Total securities, held to maturity, at amortized cost	5,200	1.6%	5,209	1.7%
Total securities	$330,782	100.0%	$324,170	100.0%

(1)	Comprised of corporate note securities and financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM as of the dates indicated.

	Amortized	Gross Unrealized	Gross Unrealized	Fair
June 30, 2024	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
Government agency securities	$7,595	$—	$(535)	$7,060
SBA agency securities	13,441	12	(269)	13,184
Mortgage-backed securities: residential	38,453	—	(6,331)	32,122
Collateralized mortgage obligations: residential	97,428	112	(12,905)	84,635
Collateralized mortgage obligations: commercial	76,475	148	(2,863)	73,760
Commercial paper	74,954	—	(14)	74,940
Corporate debt securities	34,768	24	(3,960)	30,832
Municipal tax-exempt securities	12,619	—	(3,570)	9,049
	$355,733	$296	$(30,447)	$325,582
Held to maturity
Municipal tax-exempt securities	$4,699	$—	$(270)	$4,429
Municipal taxable securities	501	—	(2)	499
	$5,200	$—	$(272)	$4,928
December 31, 2023
Available for sale
Government agency securities	$8,705	$—	$(544)	$8,161
SBA agency securities	13,289	144	(216)	13,217
Mortgage-backed securities: residential	40,507	—	(5,855)	34,652
Collateralized mortgage obligations: residential	94,071	454	(12,198)	82,327
Collateralized mortgage obligations: commercial	69,941	22	(2,664)	67,299
Commercial paper	73,121	—	(16)	73,105
Corporate debt securities	34,800	—	(4,109)	30,691
Municipal tax-exempt securities	12,636	—	(3,127)	9,509
	$347,070	$620	$(28,729)	$318,961
Held to maturity
Municipal tax-exempt securities	$4,708	$—	$(115)	$4,593
Municipal taxable securities	501	3	—	504
	$5,209	$3	$(115)	$5,097

The weighted-average life on the total investment portfolio at June 30, 2024 was 4.9 years. This compares to a weighted-average life of 5.1 years at December 31, 2023. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows our investment securities’ fair value and weighted average yields by maturity in the following maturity groupings as of June 30, 2024. The fair value of the securities portfolio is shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted
June 30, 2024	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield
	(dollars in thousands)
Government agency securities	$—	—%	$7,060	2.86%	$—	—%	$—	—%	$7,060	2.86%
SBA agency securities	—	—%	1,924	2.65%	11,260	5.82%	—	—%	13,184	5.33%
Mortgage-backed securities: residential	—	—%	8,964	0.93%	21,236	2.21%	1,922	1.93%	32,122	1.86%
Collateralized mortgage obligations: residential	10	1.05%	41,957	4.62%	42,668	1.69%	—	—%	84,635	2.99%
Collateralized mortgage obligations: commercial	3,954	6.23%	26,307	4.59%	43,499	5.82%	—	—%	73,760	5.39%
Commercial paper	74,940	5.90%	—	—%	—	—%	—	—%	74,940	5.90%
Corporate debt securities	1,966	4.00%	10,581	4.12%	16,396	3.61%	1,889	2.89%	30,832	3.74%
Municipal tax-exempt securities	—	—%	—	—%	—	—%	9,049	2.06%	9,049	2.06%
Total available for sale	$80,870	5.87%	$96,793	4.02%	$135,059	3.50%	$12,860	2.17%	$325,582	4.12%

Municipal tax-exempt securities	$—	—%	$—	—%	$2,758	3.43%	$1,671	3.21%	$4,429	3.35%
Municipal taxable securities	499	5.25%	—	—%	—	—%	—	—%	499	5.25%
Total held to maturity	$499	5.25%	$—	0.00%	$2,758	3.43%	$1,671	3.21%	$4,928	3.53%

The table below shows our investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be other-than-temporarily-impaired. A summary of our analysis of these securities and the unrealized losses is described more fully in "Note 4 — Investment Securities" of our audited consolidated financial statements included in our 2023 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
June 30, 2024	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Government agency securities	$—	$—	$7,060	$(535)	$7,060	$(535)
SBA securities	7,147	(46)	1,924	(223)	9,071	(269)
Mortgage-backed securities: residential	—	—	32,122	(6,331)	32,122	(6,331)
Collateralized mortgage obligations: residential	17,995	(190)	58,785	(12,715)	76,780	(12,905)
Collateralized mortgage obligations: commercial	16,608	(223)	33,817	(2,640)	50,425	(2,863)
Commercial paper	35,354	(14)	—	—	35,354	(14)
Corporate debt securities	—	—	27,763	(3,960)	27,763	(3,960)
Municipal tax-exempt securities	—	—	9,049	(3,570)	9,049	(3,570)
Total available for sale	$77,104	$(473)	$170,520	$(29,974)	$247,624	$(30,447)

Municipal tax-exempt securities	$—	$—	$4,429	$(270)	$4,429	$(270)
Municipal taxable securities	499	(2)	—	—	499	(2)
Total held to maturity	$499	$(2)	$4,429	$(270)	$4,928	$(272)

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2023	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Government sponsored agencies	$4,238	$(72)	$3,923	$(472)	$8,161	$(544)
SBA securities	5,102	(18)	2,094	(198)	7,196	(216)
Mortgage-backed securities: residential	—	—	34,652	(5,855)	34,652	(5,855)
Collateralized mortgage obligations: residential	2,597	(37)	60,275	(12,161)	62,872	(12,198)
Collateralized mortgage obligations: commercial	18,463	(70)	35,077	(2,594)	53,540	(2,664)
Commercial paper	53,211	(16)	—	—	53,211	(16)
Corporate debt securities	—	—	30,691	(4,109)	30,691	(4,109)
Municipal tax-exempt securities	—	—	9,509	(3,127)	9,509	(3,127)
Total available for sale	$83,611	$(213)	$176,221	$(28,516)	$259,832	$(28,729)

Municipal tax-exempt securities	$1,397	$(19)	$3,196	$(96)	$4,593	$(115)
Total held to maturity	$1,397	$(19)	$3,196	$(96)	$4,593	$(115)

There was no ACL on the HTM securities portfolio as of June 30, 2024 and December 31, 2023. We monitor our securities portfolio to ensure all of our investments have adequate credit support and we consider the lowest credit rating for identification of potential credit impairment. As of June 30, 2024, we believe there was no impairment. In addition, we did not have the current intent to sell securities with a fair value below amortized cost at June 30, 2024, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. As of June 30, 2024, all of our investment securities in an unrealized loss position received an investment grade credit rating. The overall net decreases in fair value during the period were attributable to a combination of changes in interest rates and market conditions.

Loans

The loan portfolio is the largest category of our interest-earning assets. Total loans HFI increased $15.9 million, or 0.5%, to $3.05 billion at June 30, 2024 as compared to $3.03 billion at December 31, 2023. The increase was primarily due to an increase in CRE loans of $22.4 million, and C&D loans of $21.0 million, partially offset by decreases in SFR mortgages of $20.0 million, C&I loans of $3.4 million, SBA loans of $1.8 million and other loans of $2.3 million. SFR mortgage loans represent approximately 48% of our total loans as of June 30, 2024 and 49% at December 31, 2023.

The following table presents the balance and associated percentage of our loan portfolio, by loan type, as of the dates indicated:

	As of June 30, 2024		As of December 31, 2023
	$	%	$	%
Loans HFI:(1)	(dollars in thousands)
Construction and land development	$202,459	6.6%	$181,469	6.0%
Commercial real estate (2)	1,190,207	39.1%	1,167,857	38.5%
Single-family residential mortgages	1,467,802	48.2%	1,487,796	49.1%
Commercial and industrial	126,649	4.2%	130,096	4.3%
SBA	50,323	1.7%	52,074	1.7%
Other loans	10,272	0.2%	12,569	0.4%
Total loans HFI	3,047,712	100.0%	3,031,861	100.0%
Allowance for loan losses	(41,741)		(41,903)
Total loans HFI, net	$3,005,971		$2,989,958

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential and SFR loans for a business purpose.

The following table presents the geographic locations of loans in our loan portfolio, by loan type, as of the date indicated:

	As of June 30, 2024
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and Industrial	SBA	Other	Total loans HFI
	$	$	$	$	$	$	$	%
Loans HFI:	(dollars in thousands)
California	$133,850	$595,575	$689,243	$115,630	$32,463	$1,387	$1,568,148	51.5%
Hawaii	—	1,745	6,523	752	—	10	9,030	0.3%
Illinois	104	35,571	48,335	957	—	83	85,050	2.8%
New Jersey	—	21,014	26,635	458	—	172	48,279	1.6%
Nevada	—	60,110	22,218	9	3,126	107	85,570	2.8%
New York	56,803	175,081	667,689	711	1,972	2,967	905,223	29.7%
Other	11,702	301,111	7,159	8,132	12,762	5,546	346,412	11.3%
Total loans, net	$202,459	$1,190,207	$1,467,802	$126,649	$50,323	$10,272	$3,047,712	100.0%

The majority of our loan portfolio is based on collateral or businesses located in California and New York, which represented 81.2% of our loan portfolio. Loans secured by collateral in other states represented approximately 18.8% of our portfolio and the majority of these loans are secured by CRE with a weighted average loan-to-value (“LTV”) of 53.4% at June 30, 2024.

Construction and land development loans. Our C&D loans are comprised of residential construction, commercial construction and land acquisition and development. Interest reserves are generally established on real estate construction loans. These loans are typically Prime rate based and have maturities of less than 18 months.

C&D loans increased $21.0 million, or 11.6%, to $202.5 million at June 30, 2024 as compared to $181.5 million at December 31, 2023, as originations exceeded loan repayments.

The following table shows the categories of our C&D portfolio as of the dates indicated:

	As of June 30, 2024		As of December 31, 2023		Increase (Decrease)
	$	Mix %	$	Mix %	$	%
	(dollars in thousands)
Residential construction	$83,691	41.3%	$80,341	44.3%	$3,350	4.2%
Commercial construction	100,569	49.7%	78,053	43.0%	22,516	28.8%
Land development	18,199	9.0%	23,075	12.7%	(4,876)	(21.1)%
Total construction and land development loans	$202,459	100.0%	$181,469	100.0%	$20,990	11.6%

Commercial real estate loans. CRE loans include owner-occupied and non-owner occupied CRE, multi-family residential and SFR mortgage loans originated for a business purpose. Except for the multi-family residential loan portfolio, the interest rate for the majority of these loans are Prime rate based and have a maturity of five years or less except for the SFR loans originated for a business purpose which may have a maturity of one year. The multi-family residential loans generally have interest rates based on the 5-year treasury, 10-year maturity with a five year fixed rate period followed by a five year floating rate period, and have a declining prepayment penalty over the first five years. The multi-family residential loan portfolio was $586.0 million as of June 30, 2024 and $573.4 million as of December 31, 2023. The SFR mortgage loan portfolio originated for a business purpose totaled $43.4 million as of June 30, 2024 and $48.7 million as of December 31, 2023.

CRE loans increased $22.4 million, or 1.9%, to $1.19 billion at June 30, 2024, compared to $1.17 billion at December 31, 2023.

The following table presents the LTV ratios at origination for CRE loans by property type as of the date indicated:

	LTV Distribution
June 30, 2024	<45%	45%≤54%	55%≤64%	65%≤74% (1)	>85%	Total
Non-owner occupied:	(dollars in thousands)
Hotel/Motel	$21,619	$11,800	$15,795	$6,038	$—	$55,252
Office	16,208	—	17,110	—	8,367	41,685
Rent Controlled NY Multifamily	26,567	17,167	8,372	—	—	52,106
Mobile Home	42,702	66,532	67,707	84,921	—	261,862
Mixed Use	39,469	84,452	7,893	64,205	—	196,019
Apartments	20,982	55,536	36,446	53,724	—	166,688
Warehouse	16,636	21,923	48,306	3,292	1,437	91,594
Retail	29,591	17,350	21,468	900	—	69,309
SFR Rental	12,308	20,982	14,633	6,361	—	54,284
Other	4,554	—	1,676	—	—	6,230
Total non-owner occupied	$230,636	$295,742	$239,406	$219,441	$9,804	$995,029
Owner-occupied:
Hotel/Motel	639	40,161	30,830	—	—	71,630
Office	655	2,828	783	1,293	—	5,559
Rent Controlled NY Multifamily	1,441	—	354	—	—	1,795
Mixed Use	2,265	1,745	5,208	—	—	9,218
Warehouse	6,871	9,011	38,752	25,445	—	80,079
Retail	4,212	8,169	5,628	—	—	18,009
SFR Rental	—	1,109	—	—	—	1,109
Other	1,379	164	439	5,797	—	7,779
Total owner-occupied	$17,462	$63,187	$81,994	$32,535	$—	$195,178
Total	$248,098	$358,929	$321,400	$251,976	$9,804	$1,190,207

(1)	No loans in the 75% - 85% LTV Distribution

The following table presents the LTV ratios at origination for CRE loans by state as of the date indicated:

	LTV Distribution
June 30, 2024	<45%	45%≤54%	55%≤64%	65%≤74% (1)	>85%	Total
Non-owner occupied:	(dollars in thousands)
California	$100,376	$182,512	$87,789	$73,584	$—	$444,261
New York	74,649	51,853	32,274	3,113	—	161,889
Nevada	22,235	17,263	16,772	1,434	—	57,704
Illinois	15,535	2,138	3,113	1,746	9,804	32,336
New Jersey	319	863	16,146	900	—	18,228
Hawaii	—	894	—	—	—	894
Other	17,522	40,219	83,312	138,664	—	279,717
Total non-owner occupied	$230,636	$295,742	$239,406	$219,441	$9,804	$995,029
Owner-occupied:
California	9,132	45,067	66,743	30,372	—	151,314
New York	7,083	1,873	3,389	847	—	13,192
Nevada	295	—	795	1,316	—	2,406
Illinois	428	1,251	1,556	—	—	3,235
New Jersey	524	2,262	—	—	—	2,786
Hawaii	—	851	—	—	—	851
Other	—	11,883	9,511	—	—	21,394
Total owner-occupied	$17,462	$63,187	$81,994	$32,535	$—	$195,178
Total	$248,098	$358,929	$321,400	$251,976	$9,804	$1,190,207

(1)	No loans in the >75% - 85% LTV Distribution

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

C&I loans decreased $3.4 million, or 2.6%, to $126.6 million as of June 30, 2024 compared to $130.1 million at December 31, 2023 primarily due to decreases in mortgage warehouse lines and a decrease in usages of the credit lines due to increases in market rates of interest. The interest rate on these loans are generally Wall Street Journal Prime rate based.

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

SBA loans decreased $1.8 million, or 3.4%, to $50.3 million at June 30, 2024 compared to $52.1 million at December 31, 2023. We originated SBA loans of $14.7 million during the first six months of 2024. Offsetting these loan originations were loan sales of $7.7 million and net loan payoffs and paydowns of $8.8 million during the first six months of 2024.

SFR Loans. As of June 30, 2024, we had $1.5 billion of SFR mortgage loans, representing 48.2% of our loans HFI portfolio. SFR mortgage loans decreased $20.0 million, or 1.3%, during the first half of 2024 due to higher payoffs and paydowns relative to originations. As of June 30, 2024, the weighted-average LTV of the portfolio was 60.0%, the weighted average FICO score was 763, and the average duration was 2.8 years. We originate qualified SFR mortgage loans and non-qualified, alternative documentation SFR mortgage loans through correspondent relationships and retail channels, including our branch network, to accommodate the needs of the Asian-American market. The SFR loans HFI are generally originated through our retail branch network to our customers. The qualified SFR mortgage loans are 15-year and 30-year conforming mortgage loans and may be sold directly to FNMA and FHLMC. We originate non-qualified SFR mortgage loans both to sell and hold for investment.

There were $3.1 million loans HFS as of June 30, 2024 compared to $1.9 million loans HFS as of December 31, 2023. The loans sold to other banks are sold with no representations or warranties and have a replacement feature for the first 90-days if the loan pays off early. For SFR loans sold to FNMA, FHLMC and to investment funds we provide limited representations and warranties with a repurchase and premium refund for loans that become delinquent in the first 90-days or a premium refund if paid-off in the first 90-days. As a condition of the sale, the buyer must have the loans audited for underwriting and compliance standards.

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

Analysis of the Allowance for Loan Losses

The following table presents the ALL, its corresponding percentage of the loan type balance, and the percentage of loan balance to total loans HFI as of the dates indicated:

	As of June 30, 2024			As of December 31, 2023
	$	ALL as a % of Loan Type	% of Total Loans	$	ALL as a % of Loan Type	% of Total Loans
Loans:	(dollars in thousands)
Construction and land development	$1,352	0.67%	6.6%	$1,219	0.67%	6.0%
Commercial real estate (1)	18,434	1.55%	39.1%	17,826	1.53%	38.5%
Single-family residential mortgages	19,840	1.35%	48.2%	20,117	1.35%	49.1%
Commercial and industrial	1,285	1.01%	4.2%	1,348	1.04%	4.3%
SBA	675	1.34%	1.7%	1,196	2.30%	1.7%
Other	155	1.51%	0.2%	197	1.57%	0.4%
Allowance for loan losses	$41,741	1.37%	100.0%	$41,903	1.38%	100.0%

(1)	Includes non-farm and non-residential real estate loans, multi-family residential and SFR loans originated for a business purpose.

Allowance for Credit Losses

We account for credit losses on loans in accordance with ASC 326, which requires us to record an estimate of expected lifetime credit losses for loans at the time of origination. The ACL for loans is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated balance sheet. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL for loans is performed by collectively evaluating loans with similar risk characteristics. We have elected to utilize a discounted cash flow approach for all segments except consumer loans and warehouse mortgage loans, for these a remaining life approach was elected.

Our discounted cash flow loss rate methodology incorporates a probability of default, loss given default and exposure at default to derive expected loss within the CECL model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. We use both internal and external qualitative factors within the CECL model including: lending policies, procedures, and strategies; changes in nature and volume of the portfolio; credit and lending personnel experience; changes in volume and trends in classified, delinquent, and nonaccrual loans; concentration risk; collateral values; regulatory and business environment; loan review results; and economic conditions. Management estimates the allowance balance required using past loan loss experience from peers with similar portfolio sizes and geographic locations to the Company, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Our CECL methodology utilizes a four-quarter reasonable and supportable forecast period, and a four-quarter reversion period. We are using the Federal Open Market Committee to obtain forecasts for the unemployment rate, while reverting to a long-run average of each considered economic factor.

Individual loans considered to be uncollectible are charged off against the ACL. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Collateral value is determined using updated appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be probable. Recoveries on loans previously charged off are added to the ACL. Net charge-offs to average loans HFI were 0.07% for the three months ended June 30, 2024 and 0.10% for the twelve months ended December 31, 2023.

The ACL was $42.4 million at June 30, 2024 compared to $42.5 million at December 31, 2023. The $178,000 decrease in the first half of 2024 was primarily due to net charge-offs of $735,000, offset by a $557,000 in provision for credit losses. The provision for credit losses took into consideration factors including changes in the loan portfolio mix, ongoing uncertainty in the economy related to inflation and the outlook for market interest rates, and credit quality metrics, including a $23.0 million increase in nonperforming loans at June 30, 2024 compared to December 31, 2023.

The following table provides an analysis of the ACL, provision for credit losses and net charge-offs for the periods indicated:

	For the Three Months Ended June 30,		For the Six Month Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Balance, beginning of period	$41,688	$43,071	$41,903	$41,076
Charge-offs:
Commercial real estate	(526)	(399)	(642)	(399)
Single-family residential mortgages	—	—	—	—
Commercial and industrial	—	—	(3)	(93)
SBA	—	(62)		(62)
Other	(41)	(153)	(136)	(221)
Total charge-offs	(567)	(614)	(781)	(775)
Recoveries:
Commercial and industrial	—	—	1	—
SBA	—	—	—	1
Other	16	34	45	37
Total recoveries	16	34	46	38
Net charge-offs	(551)	(580)	(735)	(737)
Provision for credit losses - loans	604	601	573	2,753
Balance, end of period	$41,741	$43,092	$41,741	$43,092

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$671	$1,017	$640	$1,157
Reversal of reserve for unfunded commitments	(47)	(219)	(16)	(359)
Balance at the end of period	$624	$798	$624	$798

Total allowance for credit losses ("ACL")	$42,365	$43,890	$42,365	$43,890

Total loans HFI at end of period	$3,047,712	$3,195,995	$3,047,712	$3,195,995
Average loans HFI	$3,014,018	$3,272,126	$3,015,613	$3,307,157
Net charge-offs to average loans HFI	(0.07%)	(0.07%)	(0.05%)	(0.04%)
Allowance for loan losses to total loans HFI	1.37%	1.35%	1.37%	1.35%

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

In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a modified loan. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. Loans modified at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from modified loan disclosures in years subsequent to the modification if the loans are in compliance with their modified terms.

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value at the date of foreclosure, establishing a new cost basis (carrying value) by a charge to the allowance for credit losses, if necessary, or a gain recognized through noninterest income, as appropriate. Once classified as an OREO, it is subsequently carried at the lower of our carrying value of the property or its fair value. Fair value is based on current appraisals less estimated selling costs. Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance. Operating expenses and related income of such properties are included in other operating income and expenses. Gains on transfer of loans to OREO, and gains or losses on their disposition are included in gain on OREO.

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

	As of June 30,	As of December 31,
	2024	2023
Nonaccrual loans:	(dollars in thousands)
Construction and land development	$10,000	$—
Commercial real estate	17,617	10,569
Single-family residential mortgages	19,623	18,103
Commercial and industrial	6,472	854
SBA	870	2,085
Other	7	8
Total nonaccrual loans	54,589	31,619
Total nonperforming loans	54,589	31,619
OREO	—	—
Nonperforming assets	$54,589	$31,619
Nonperforming loans to total loans HFI	1.79%	1.04%
Nonperforming assets to total assets	1.41%	0.79%
Nonperforming loans to tangible common equity and ALL	11.39%	6.60%
Nonperforming assets to tangible common equity and ALL	11.39%	6.60%

Nonperforming assets totaled $54.6 million, or 1.41% of total assets, at June 30, 2024, compared to $31.6 million, or 0.79% of total assets, at December 31, 2023. The $23.0 million increase in nonperforming loans was mostly due to three loans that migrated to nonaccrual including a $10.0 million C&D loan, a $7.3 million CRE loan and a $4.7 million C&I loan. The other nonperforming loan activity for the first six months of 2024 included new nonaccrual loans of $8.2 million, payoffs or paydowns of $5.9 million, loans that migrated to accruing status of $1.0 million, and nonaccrual loan charge-offs of $239,000.

Our 30-89 day delinquent loans, excluding nonperforming loans, decreased $5.5 million to $11.3 million as of June 30, 2024 compared to $16.8 million as of December 31, 2023. The decrease in past due loans was due to $6.7 million in loans that migrated to nonaccrual, $4.9 million in loans that migrated back to past due for less than 30 days, $1.2 million in loan payoffs or paydowns and $74,000 in past due loan charge-offs, offset by $7.3 million in new delinquent loans.

We did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2024 and 2023, while the loans were in nonaccrual status.

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

The following table presents the risk categories for total loans by class of loans as of the dates indicated:

		Special
June 30, 2024	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Construction and land development	$180,757	$11,702	$10,000	$—	$202,459
Commercial real estate	1,162,081	6,816	21,310	—	1,190,207
Single-family residential mortgages	1,447,499	—	20,303	—	1,467,802
Commercial:
Commercial and industrial	118,675	3	7,971	—	126,649
SBA	45,903	999	3,421	—	50,323
Other:	10,201	—	71	—	10,272
Total	$2,965,116	$19,520	$63,076	$—	$3,047,712

		Special
December 31, 2023	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Construction and land development	$169,793	$11,676	$—	$—	$181,469
Commercial real estate	1,123,887	12,599	31,371	—	1,167,857
Single-family residential mortgages	1,464,531	4,474	18,791	—	1,487,796
Commercial:					—
Commercial and industrial	119,858	2,737	7,501	—	130,096
SBA	47,397	1,356	3,321	—	52,074
Other:	12,454	—	115	—	12,569
Total	$2,937,920	$32,842	$61,099	$—	$3,031,861

Special mention loans totaled $19.5 million, or 0.64% of total loans, at June 30, 2024, compared to $32.8 million, or 1.08% of total loans, at December 31, 2023. The $13.3 million decrease was due to upgrades to pass loans of $6.5 million, downgrades to substandard loans of $5.2 million, and loan paydowns of $2.8 million, partially offset by additional special mention loans of $1.2 million.

Substandard loans totaled $63.1 million, or 2.07% of total loans, at June 30, 2024, compared to $61.1 million, or 2.02% of total loans, at December 31, 2023. The $2.0 million increase was due to downgrades from special mention loans of $5.2 million and downgrades from pass of $14.9 million, partially offset by loan paydowns of $17.1 million, upgrades of $557,000, and substandard loan charge-offs of $529,000.

Goodwill and Other Intangible Assets. Goodwill was $71.5 million at both June 30, 2024 and December 31, 2023. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consist of core deposit intangibles, were $2.4 million and $2.8 million at June 30, 2024 and December 31, 2023. These core deposit intangible assets are amortized on an accelerated basis over their estimated useful lives, generally over a period of 8 to 10 years.

Liabilities. Total liabilities decreased by $157.9 million to $3.4 billion at June 30, 2024 from $3.5 billion at December 31, 2023, primarily due to a $151.2 million decrease in deposits. This decrease was due to a decrease in interest-bearing deposits of $154.5 million, offset by an increase in noninterest-bearing deposits of $3.4 million. The decrease in interest-bearing deposits included a decrease in time deposits of $169.5 million, offset by an increase in non-maturity deposits of $15.0 million. The decrease in time deposits since 2023 year end included a $284.9 million decrease in wholesale deposits.

Deposits.

The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	June 30, 2024		December 31, 2023
	$	%	$	%
	(dollars in thousands)
Noninterest-bearing demand deposits:	542,971	18.0%	$539,621	17.0%
Interest-bearing deposits:
NOW	55,912	1.8%	57,969	1.8%
Money market	430,333	14.2%	412,416	13.0%
Savings	161,525	5.3%	162,344	5.1%
Time deposits $250,000 and under	1,014,189	33.5%	1,190,821	37.5%
Time deposits over $250,000	818,675	27.2%	811,589	25.6%
Total interest-bearing deposits	2,480,634	82.0%	2,635,139	83.0%
Total deposits	$3,023,605	100.0%	$3,174,760	100.0%

The following table sets forth the maturity of time deposits as of June 30, 2024:

	Maturity Within:
	Three Months or less	After Three to Six Months	After Six to 12 Months	After 12 Months	Total
Time Deposits:	(dollars in thousands)
Time deposits $250,000 and under (1)	$268,792	$420,882	$310,568	$13,947	$1,014,189
Time deposits over $250,000 (2)	248,427	383,057	185,487	1,704	818,675
Total time deposits	$517,219	$803,939	$496,055	$15,651	$1,832,864

(1)	Includes wholesale deposits of $92.5 million.
(2)	Includes wholesale deposits of $28.2 million.

The following table summarizes our average deposit balances and weighted average rates for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024		June 30, 2024
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate (%)	Balance	Rate (%)
	(dollars in thousands)
Noninterest-bearing demand deposits	$529,450	—	$528,898	—
Interest-bearing deposits:
NOW	56,081	1.98%	57,513	2.01%
Money market	431,559	3.61%	421,655	3.53%
Savings	164,913	1.95%	161,070	1.82%
Time deposits $250,000 and under	1,049,666	4.74%	1,112,735	4.73%
Time deposits over $250,000	772,255	4.94%	778,713	4.91%
Total interest-bearing deposits	2,474,474	4.36%	2,531,686	4.34%
Total deposits	$3,003,924	3.59%	$3,060,584	3.59%

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Uninsured deposits	$1,332,816	$1,367,568

Of the $818.7 million in time deposits over $250,000, the estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $628.3 million at June 30, 2024. The following table sets forth the maturity distribution of uninsured time deposits in amounts of more than $250,000 as of the date indicated.

June 30, 2024
(dollars in thousands)
3 months or less	$194,176
Over 3 months through 6 months	283,920
Over 6 months through 12 months	141,314
Over 12 months	8,840
Total	$628,250

We acquire deposits through wholesale channels including brokered deposits, collateralized deposits from the State of California, and internet listing services as needed to supplement liquidity. The total amount of such deposits at June 30, 2024 was $120.7 million and $405.6 million at December 31, 2023. Brokered time deposits were $54.1 million at June 30, 2024 and $254.9 million at December 31, 2023.

In addition, we offer deposit products through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit. Time deposits held through the CDARS program were $140.3 million at June 30, 2024 and $135.7 million at December 31, 2023 and ICS deposits totaled $134.5 million at June 30, 2024 and $109.2 million at December 31, 2023. The increase in the participation in these programs is due to our focus on enhancing liquidity in recent periods.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. We had no FHLB overnight advances at June 30, 2024 and December 31, 2023. We had $150.0 million in FHLB advances at June 30, 2024 and December 31, 2023, which had an original term of five years and a maturity date in the first quarter of 2025. The average fixed interest rate on FHLB advances is 1.18%. The following table sets forth information on our total FHLB advances at and for the periods presented:

	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
	2024	2023	2024	2023
FHLB Borrowings:	(dollars in thousands)
Outstanding at period-end	$150,000	$150,000	$150,000	$150,000
Average amount outstanding	150,000	160,220	150,000	194,807
Maximum amount outstanding at any month-end	150,000	150,000	150,000	220,000
Weighted average interest rate:
During period	1.18%	1.45%	1.18%	2.06%
End of period	1.18%	1.18%	1.18%	1.18%

Long-term Debt. Long-term debt consists of subordinated notes. As of June 30, 2024, the amount of subordinated notes outstanding was $119.3 million as compared to $119.1 million at December 31, 2023.

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

Subordinated Debentures. Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.0 million as of June 30, 2024 and $14.9 million as of December 31, 2023. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. These subordinated debentures consist of the following and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	June 30, 2024 Effective Stated Rate	Stated Maturity
Subordinated debentures:	(dollars in thousands)
TFC Trust	December 22, 2006	$5,155	$1,144	$4,011	Three-month CME Term SOFR plus 0.26% (a) plus 1.65%,	7.25%	March 15, 2037
FAIC Trust	December 15, 2004	7,217	803	6,414	Three-month CME Term SOFR plus 0.26% (a) plus 2.25%	7.85%	December 15, 2034
PGBH Trust	December 15, 2004	5,155	533	4,622	Three-month CME Term SOFR plus 0.26% (a) plus 2.10%	7.70%	December 15, 2034
Total		$17,527	$2,480	$15,047

(a)	Represents applicable tenor spread adjustment when the original LIBOR index was discontinued on June 30, 2023.

At June 30, 2024, we were in compliance with all covenants under our long-term debt agreements.

The Company maintains the TFC Statutory Trust ("TFC Trust"), which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). The TFC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 7.25% as of June 30, 2024, and three-month LIBOR plus 1.65%, which was 7.30% at December 31, 2023.

The Company maintains the First American International Statutory Trust I ("FAIC Trust"), which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). The FAIC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 7.85% as of June 30, 2024, and three-month LIBOR plus 2.25%, which was 7.90% at December 31, 2023.

The Company maintains the Pacific Global Bank Trust I ("PGBH Trust"), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. The PGBH subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 7.70% as of June 30, 2024, and three-month LIBOR plus 2.10%, which was 7.75% at December 31, 2023.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales, repurchases of common stock and changes in accumulated other comprehensive income, net of taxes, from AFS investment securities.

Shareholders’ equity increased $31,000, or 0.01%, to $511.3 million as of June 30, 2024 since December 31, 2023. The increase in shareholders' equity for the first half of fiscal 2024 was due to net earnings of $15.3 million and $1.8 million from stock option and other equity award activity, partially offset by dividends paid of $6.0 million, common stock share repurchases of $9.6 million, and higher net after tax unrealized losses on AFS securities of $1.4 million. As a result, book value per share increased to $28.12 from $27.47 and tangible book value per share increased to $24.06 from $23.48. For additional information, see "Non-GAAP Financial Measures."

Liquidity Management. Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements as well as expected and unexpected cash needs. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.

Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-earning deposits in banks, federal funds sold, available for sale securities, purchased receivables and maturing or prepaying balances in our securities and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, additional borrowings through the Federal Reserve’s discount window and the issuance of preferred or common securities. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. For additional information regarding our operating, investing and financing cash flows, see the consolidated statements of cash flows provided in our consolidated financial statements.

Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis. Our wholesale funding ratio was 3.6% at June 30, 2024 compared to 11.7% at December 31, 2023.

We have sufficient capital and do not anticipate any need for additional liquidity as of June 30, 2024. As of June 30, 2024, we had $92.0 million of federal funds lines, of which $80.0 million is unsecured and $12.0 million is collateralized by investment securities with fair market value of $20.4 million, with no amounts advanced against the lines. At December 31, 2023, we had $92.0 million of unsecured fed funds line, with no advances drawn. In addition, lines of credit from the Federal Reserve Discount Window were $45.9 million at June 30, 2024 and $42.3 million at December 31, 2023. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $64.0 million as of June 30, 2024 and $62.8 million as of December 31, 2023. We did not have any borrowings outstanding with the Federal Reserve at June 30, 2024 and December 31, 2023, and our borrowing capacity is limited only by eligible collateral.

At June 30, 2024 and December 31, 2023, we had $150.0 million in FHLB term advances outstanding which mature in the first quarter of 2025. Based on the values of loans pledged as collateral, we had $789.7 million of remaining secured borrowing capacity with the FHLB as of June 30, 2024 and $888.3 million at December 31, 2023.

RBB is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. RBB’s main source of funding is dividends declared and paid to RBB by the Bank and RAM. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to RBB. Management believes that these limitations will not impact our ability to meet our ongoing short-term cash obligations. At June 30, 2024, RBB had $30.9 million in cash, of which $29.8 million was on deposit at the Bank.

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

The table below summarizes the minimum capital requirements applicable to RBB and the Bank pursuant to Basel III regulations. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below summarizes the capital requirements applicable to RBB and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the capital ratios of RBB and the Bank as of June 30, 2024 and December 31, 2023. RBB and the Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at June 30, 2024	Ratio at December 31, 2023	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including fully phased-in Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	12.48%	11.99%	4.00%	4.00%	5.00%
Bank	14.61%	13.62%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio (1)
Consolidated	18.89%	19.07%	4.50%	7.00%	6.50%
Bank	22.87%	22.41%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	19.50%	19.69%	6.00%	8.50%	8.00%
Bank	22.87%	22.41%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	25.67%	25.92%	8.00%	10.50%	10.00%
Bank	24.12%	23.67%	8.00%	10.50%	10.00%

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at June 30, 2024:

	Payments Due
	Within	One to	Over Three to	After Five
	One Year	Three Years	Five Years	Years	Total
	(dollars in thousands)
Deposits without a stated maturity:	$1,190,741	$—	$—	$—	$1,190,741
Time deposits	1,817,213	14,517	784	350	1,832,864
FHLB advances	150,000	—	—	—	150,000
Long-term debt	—	—	—	119,338	119,338
Subordinated debentures	—	—	—	15,047	15,047
Leases	5,258	11,625	9,142	9,514	35,539
Total contractual obligations	$3,163,212	$26,142	$9,926	$144,249	$3,343,529

Off-Balance Sheet Arrangements

We have limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

In the ordinary course of business, we enter into financial commitments to meet the financing needs of our customers. These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the ACL in the consolidated balance sheets. Such off-balance sheet commitments totaled $175.6 million as of June 30, 2024 and $190.7 million as of December 31, 2023.

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

In addition, we invest in various affordable housing partnerships and Small Business Investment Company ("SBIC") funds. Pursuant to these investments, we commit to an investment amount to be fulfilled in future periods. Such unfunded commitments totaled $3.0 million as of June 30, 2024 and $3.3 million as of December 31, 2023.

Non-GAAP Financial Measures

Some of the financial measures included herein are not measures of financial performance recognized by GAAP. These non-GAAP financial measures include the “tangible common equity to tangible assets ratio,” “tangible book value per share,” and “return on average tangible common equity.” Our management uses these non-GAAP financial measures in our analysis of our performance.

Tangible Common Equity to Tangible Assets Ratio and Tangible Book Value Per Share. The tangible common equity to tangible assets ratio and tangible book value per share are non-GAAP measures generally used by financial analysts and investment bankers to evaluate capital adequacy. We calculate: (i) tangible common equity as total shareholders’ equity less goodwill and other intangible assets (excluding mortgage servicing rights); (ii) tangible assets as total assets less goodwill and other intangible assets (excluding mortgage servicing rights); and (iii) tangible book value per share as tangible common equity divided by period end shares of common stock outstanding.

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

	June 30, 2024	March 31, 2024	December 31, 2023
Tangible Common Equity Ratios:	(dollars in thousands)
Tangible common equity:
Total shareholders' equity	$511,291	$513,986	$511,260
Adjustments
Goodwill	(71,498)	(71,498)	(71,498)
Core deposit intangible	(2,394)	(2,594)	(2,795)
Tangible common equity	$437,399	$439,894	$436,967
Tangible assets:
Total assets-GAAP	$3,868,186	$3,878,006	$4,026,025
Adjustments
Goodwill	(71,498)	(71,498)	(71,498)
Core deposit intangible	(2,394)	(2,594)	(2,795)
Tangible assets	$3,794,294	$3,803,914	$3,951,732
Common shares outstanding	18,182,154	18,578,132	18,609,179
Common equity to assets ratio	13.22%	13.25%	12.70%
Book value per share	$28.12	$27.67	$27.47
Tangible common equity to tangible assets ratio	11.53%	11.56%	11.06%
Tangible book value per share	$24.06	$23.68	$23.48

Return on Average Tangible Common Equity. Management measures return on average tangible common equity (“ROATCE”) to assess our capital strength and business performance. Tangible equity excludes goodwill and other intangible assets (excluding mortgage servicing rights), and is reviewed by banking and financial institution regulators when assessing a financial institution’s capital adequacy. This non-GAAP financial measure should not be considered a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures used by other companies. The following table reconciles ROATCE to its most comparable GAAP measure:

	For the Three Months Ended			For the Six Months Ended June 30,
	June 30, 2024	March 31, 2024	June 30, 2023	2024	2023
Return on average tangible common equity:	(dollars in thousands)
Net income available to common shareholders	$7,245	$8,036	$10,949	$15,281	$21,919
Average shareholders' equity	512,185	512,787	500,062	512,486	496,202
Adjustments:
Average goodwill	(71,498)	(71,498)	(71,498)	(71,498)	(71,498)
Average core deposit intangible	(2,525)	(2,726)	(3,400)	(2,625)	(3,517)
Adjusted average tangible common equity	$438,162	$438,563	$425,164	$438,363	$421,187
Return on average tangible common equity	6.65%	7.37%	10.33%	7.01%	10.49%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Basis Risk. Basis risk represents the risk of loss arising from asset and liability pricing movements not changing in the same direction. We have basis risk primarily in the SFR mortgage loan portfolio, the multifamily loan portfolio and our securities portfolio.

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

An asset sensitive position refers to a balance sheet position in which a short-term decrease in interest rates is expected to generate lower net interest income, as rates earned on interest-earning assets would reprice downward more quickly than rates paid on interest-bearing liabilities, thus compressing the net interest margin. Conversely, a liability sensitive position refers to a balance sheet position in which a short-term decrease in interest rates is expected to generate higher net interest income, as rates paid on interest-bearing liabilities would reprice downward more quickly than rates earned on interest-earning assets, thus expanding the net interest margin.

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
June 30, 2024	(dollars in thousands)
Dollar change	$10,144	$4,984	$1,748	$226	$(600)	$(1,309)
Percent change	10.37%	5.09%	1.79%	0.23%	(0.61%)	(1.34%)
December 31, 2023
Dollar change	$11,086	$6,553	$2,545	$470	$50	$(455)
Percent change	10.48%	6.20%	2.41%	0.44%	0.05%	(0.43)%

As of June 30, 2024, our NII at Risk profile is liability sensitive in the down rate scenarios and generally neutral in the up rate scenarios. This is directionally consistent with our profile at December 31, 2023. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The NII at Risk results are within board policy limits.

	Economic Value of Equity Sensitivity
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
June 30, 2024	(dollars in thousands)
Dollar change	$(31,939)	$(247)	$9,139	$(17,192)	$(46,552)	$(87,093)
Percent change	(5.00%)	(0.04%)	1.43%	(2.69%)	(7.29%)	(13.65%)
December 31, 2023
Dollar change	$(26,488)	$(7,430)	$4,856	$(28,251)	$(69,646)	$(111,281)
Percent change	(4.79%)	(1.34%)	0.88%	(5.11%)	(12.60%)	(20.14)%

The EVE at June 30, 2024 indicates that the EVE position is expected to decrease in both the up and down rate scenarios. When interest rates rise, fixed rate assets generally lose economic value as these assets are discounted at a higher rate demonstrating the longer duration assets result in greater value to be lost. When interest rates fall, the opposite is true, however these positives are offset by a decrease in the value of noninterest-bearing deposits, which have a lower value in lower interest rate environments. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The EVE results are within board policy limits.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting.

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

On February 29, 2024, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 1,000,000 shares of Company common stock. We repurchased 448,190 shares for $8.1 million of our outstanding common stock during the second quarter of 2024. There are 508,275 shares remaining under an authorized repurchase program.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2024 to April 30, 2024	137,858	$17.55	137,858	818,607
May 1, 2024 to May 31, 2024	179,700	$18.64	179,700	638,907
June 1, 2024 to June 30, 2024	130,632	$17.62	130,632	508,275
Total	448,190	$18.01	448,190	508,275

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR§ 229.408(c).

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: August 8, 2024	/s/ David Morris
David Morris Chief Executive Officer

Date: August 8, 2024	/s/ Lynn Hopkins
Lynn Hopkins Executive Vice President, Chief Financial Officer