Form 10-Q
period 2024-09-30
RBB Bancorp
filed 2024-11-08
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

Number of shares of common stock of the registrant:  17,693,416 outstanding as of November 2, 2024.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)
	September 30,	December 31,
	2024	2023
Assets
Cash and due from banks	$26,388	$22,671
Interest-earning deposits with financial institutions	323,002	408,702
Cash and cash equivalents	349,390	431,373
Interest-earning time deposits in other financial institutions	600	600
Securities:
Available for sale	305,666	318,961
Held to maturity (fair value of $5,087 and $5,097 at September 30, 2024 and December 31, 2023)	5,195	5,209
Mortgage loans held for sale	812	1,911
Loans held for investment	3,091,896	3,031,861
Allowance for loan losses	(43,685)	(41,903)
Loans held for investment, net of allowance for loan losses	3,048,211	2,989,958

Premises and equipment, net	24,839	25,684
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Net deferred tax assets	15,026	15,765
Cash surrender value of bank owned life insurance (BOLI)	59,889	58,719
Goodwill	71,498	71,498
Servicing assets	7,256	8,110
Core deposit intangibles	2,194	2,795
Right-of-use assets- operating leases	29,283	29,803
Accrued interest and other assets	55,618	50,639
Total assets	$3,990,477	$4,026,025
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$543,623	$539,621
Savings, NOW and money market accounts	666,089	632,729
Time deposits $250,000 and under	1,052,462	1,190,821
Time deposits over $250,000	830,010	811,589
Total deposits	3,092,184	3,174,760

FHLB advances	200,000	150,000
Long-term debt, net of issuance costs	119,433	119,147
Subordinated debentures, net	15,102	14,938
Lease liabilities - operating leases	30,880	31,191
Accrued interest and other liabilities	23,150	24,729
Total liabilities	3,480,749	3,514,765

Commitments and contingencies - Note 12

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 17,693,416 shares issued and outstanding at September 30, 2024 and 18,609,179 shares issued and outstanding at December 31, 2023	259,280	271,925
Additional paid-in capital	3,520	3,623
Retained earnings	262,946	255,152
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(16,090)	(19,512)
Total shareholders’ equity	509,728	511,260
Total liabilities and shareholders’ equity	$3,990,477	$4,026,025

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

(In thousands, except per share amounts)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2024	June 30, 2024	September 30, 2023	2024	2023
Interest and dividend income:
Interest and fees on loans	$47,326	$45,320	$47,617	$138,193	$148,369
Interest on interest-earning deposits	3,388	3,353	3,193	11,781	6,096
Interest on investment securities	3,127	3,631	4,211	10,369	10,321
Dividend income on FHLB stock	326	327	290	984	814
Interest on federal funds sold and other	258	255	252	779	716
Total interest and dividend income	54,425	52,886	55,563	162,106	166,316
Interest expense:
Interest on savings deposits, NOW and money market accounts	5,193	4,953	3,106	14,624	8,180
Interest on time deposits	22,553	21,850	21,849	67,725	54,424
Interest on long-term debt and subordinated debentures	1,681	1,679	2,579	5,039	7,668
Interest on other borrowed funds	453	439	440	1,331	2,428
Total interest expense	29,880	28,921	27,974	88,719	72,700
Net interest income before provision for credit losses	24,545	23,965	27,589	73,387	93,616
Provision for credit losses	3,300	557	1,399	3,857	3,793
Net interest income after provision for credit losses	21,245	23,408	26,190	69,530	89,823
Noninterest income:
Service charges and fees	1,071	1,064	1,057	3,127	3,200
Gain on sale of loans	447	451	212	1,210	258
Loan servicing income, net of amortization	605	579	623	1,773	1,959
Increase in cash surrender value of life insurance	403	385	356	1,170	1,036
Gain on other real estate owned	—	292	190	1,016	190
Other income	3,220	717	332	4,310	982
Total noninterest income	5,746	3,488	2,770	12,606	7,625
Noninterest expense:
Salaries and employee benefits	10,008	9,533	9,744	29,468	28,935
Occupancy and equipment expenses	2,518	2,439	2,414	7,400	7,242
Data processing	1,472	1,466	1,315	4,358	3,969
Legal and professional	958	1,260	1,022	3,098	6,907
Office expenses	348	352	437	1,056	1,163
Marketing and business promotion	252	189	340	613	892
Insurance and regulatory assessments	658	981	730	2,621	2,043
Core deposit intangible	200	201	236	602	708
Other expenses	1,007	703	638	2,298	2,445
Total noninterest expense	17,421	17,124	16,876	51,514	54,304
Net income before income taxes	9,570	9,772	12,084	30,622	43,144
Income tax expense	2,571	2,527	3,611	8,342	12,752
Net income	$6,999	$7,245	$8,473	$22,280	$30,392

Net income per share
Basic	$0.39	$0.39	$0.45	$1.22	$1.60
Diluted	$0.39	$0.39	$0.45	$1.22	$1.60

Weighted-average common shares outstanding
Basic	17,812,791	18,375,970	18,995,303	18,261,702	18,991,579
Diluted	17,885,359	18,406,897	18,997,304	18,313,086	19,013,838

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

(In thousands)

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$6,999	$7,245	$8,473	$22,280	$30,392

Other comprehensive income/(loss):
Unrealized gain/(loss) on securities available for sale	6,936	43	(4,824)	4,894	(5,838)
Related income tax effect	(2,111)	24	1,468	(1,472)	1,742
Total other comprehensive income/(loss)	4,825	67	(3,356)	3,422	(4,096)

Total comprehensive income	$11,824	$7,312	$5,117	$25,702	$26,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Loss, net	Total
Balance at June 30, 2024	18,182,154	$266,160	$3,456	$262,518	$72	$(20,915)	$511,291
Net income	—	—	—	6,999	—	—	6,999
Stock-based compensation, net	—	—	264	—	—	—	264
Restricted stock units vested	3,537	79	(123)	—	—	—	(44)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,871)	—	—	(2,871)
Stock options exercised	16,000	384	(77)	—	—	—	307
Repurchase of common stock	(508,275)	(7,343)	—	(3,700)	—	—	(11,043)
Other comprehensive income, net of taxes	—	—	—	—	—	4,825	4,825
Balance at September 30, 2024	17,693,416	$259,280	$3,520	$262,946	$72	$(16,090)	$509,728

Balance at June 30, 2023	18,995,303	$277,508	$3,390	$241,725	$72	$(22,405)	$500,290
Net income	—	—	—	8,473	—	—	8,473
Stock-based compensation, net	—	—	143	—	—	—	143
Cash dividends on common stock ($0.16 per share)	—	—	—	(3,039)	—	—	(3,039)
Other comprehensive loss, net of taxes	—	—	—	—	—	(3,356)	(3,356)
Balance at September 30, 2023	18,995,303	$277,508	$3,533	$247,159	$72	$(25,761)	$502,511

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Loss, net	Total
Balance at January 1, 2024	18,609,179	$271,925	$3,623	$255,152	$72	$(19,512)	$511,260
Net income	—	—	—	22,280	—	—	22,280
Stock-based compensation, net	—	—	1,092	—	—	—	1,092
Restricted stock units vested	35,737	672	(780)	—	—	—	(108)
Cash dividends on common stock ($0.48 per share)	—	—	—	(8,857)	—	—	(8,857)
Stock options exercised	85,250	1,721	(415)	—	—	—	1,306
Repurchase of common stock	(1,036,750)	(15,038)	—	(5,629)	—	—	(20,667)
Other comprehensive income, net of taxes	—	—	—	—	—	3,422	3,422
Balance at September 30, 2024	17,693,416	$259,280	$3,520	$262,946	$72	$(16,090)	$509,728

Balance at January 1, 2023	18,965,776	$276,912	$3,361	$225,883	$72	$(21,665)	$484,563
Net income	—	—	—	30,392	—	—	30,392
Stock-based compensation, net	—	—	609	—	—	—	609
Restricted stock units vested	20,374	391	(391)	—	—	—	—
Cash dividends on common stock ($0.48 per share)	—	—	—	(9,116)	—	—	(9,116)
Stock options exercised	9,153	205	(46)	—	—	—	159
Other comprehensive loss, net of taxes	—	—	—	—	—	(4,096)	(4,096)
Balance at September 30, 2023	18,995,303	$277,508	$3,533	$247,159	$72	$(25,761)	$502,511

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities
Net income	$22,280	$30,392
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of premises and equipment	1,424	1,520
Net accretion of securities, loans, deposits, and other	(3,617)	(4,257)
Amortization of investment in affordable housing tax credits	969	846
Amortization of intangible assets	1,735	1,976
Amortization of right-of-use asset	3,749	3,765
Change in operating lease liabilities	(3,540)	(3,525)
Provision for credit losses	3,857	3,793
Stock-based compensation	1,092	609
Deferred tax (benefit) expense	(733)	395
Gain on sale of loans	(1,210)	(258)
Gain on sale and transfer of OREO	(1,016)	(190)
Gain on sale of fixed assets	—	(32)
Increase in cash surrender value of life insurance	(1,170)	(1,036)
Loans originated and purchased for sale, net	(26,302)	(10,236)
Proceeds from loans sold	49,996	14,626
Other items	(6,493)	21,716
Net cash provided by operating activities	41,021	60,104
Investing activities
Securities available for sale:
Purchases	(259,383)	(592,177)
Maturities, repayments and calls	280,247	493,220
Securities held to maturity:
Maturities, repayments and calls	—	500
Net decrease (increase) in other equity securities	343	(378)
Net increase of investment in qualified affordable housing projects	(1,540)	(72)
Net (increase) decrease in loans	(84,072)	188,856
Proceeds from sales of OREO	2,936	483
Proceeds from sale of fixed assets	—	32
Purchases of premises and equipment	(555)	(614)
Net cash (used in) provided by investing activities	(62,024)	89,850
Financing activities
Net increase (decrease) in demand deposits and savings accounts	37,362	(233,667)
Net (decrease) increase in time deposits	(120,016)	409,913
Proceeds from FHLB advances	50,000	80,000
Repayments of FHLB Advances	—	(150,000)
Cash dividends paid	(8,857)	(9,116)
Restricted stock units vesting	(108)	—
Common stock repurchased, net of repurchase costs	(20,667)	—
Exercise of stock options	1,306	159
Net cash (used in) provided by financing activities	(60,980)	97,289
Net (decrease) increase in cash and cash equivalents	(81,983)	247,243
Cash and cash equivalents at beginning of period	431,373	83,548
Cash and cash equivalents at end of period	$349,390	$330,791
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$94,328	$64,936
Taxes paid	4,831	2,829
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	1,920	—
Loans transfer to held for sale, net	20,094	4,194
Additions to servicing assets	280	186
Net change in unrealized holding gain on securities available for sale	4,894	(5,838)
Recognition of operating lease right-of-use assets	(3,229)	(8,267)
Recognition of operating lease liabilities	3,229	8,267

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

At September 30, 2024, we had total assets of $4.0 billion, total loans of $3.1 billion, total deposits of $3.1 billion and total shareholders' equity of $509.7 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides business-banking products and services predominantly to Asian-centric communities through full service branches located in Los Angeles County, Orange County and Ventura County in California, Las Vegas (Nevada), the New York City metropolitan areas, Chicago (Illinois), Edison (New Jersey) and Honolulu (Hawaii). The products and services include commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts, including specialized services such as remote deposit, E-banking, mobile banking and treasury management services.

We operate as a minority depository institution (“MDI”), which is defined by the Federal Deposit Insurance Corporation (“FDIC”) as a federally insured depository institution where 51% or more of the voting stock is owned by minority individuals or a majority of the board of directors is minority and the community that the institution serves is predominantly minority. A MDI is eligible to receive support from the FDIC and other federal regulatory agencies such as training, technical assistance and review of proposed new deposit taking and lending programs, and the adoption of applicable policies and procedures governing such programs. We intend to maintain our MDI designation, as it is expected that at least 51% of our issued and outstanding shares of capital shall remain owned by minority individuals. The MDI designation has been historically beneficial to us, and we continue to use the program for technical assistance.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income or shareholders’ equity. The results of operations for the three months and the nine months ended September 30, 2024 are not necessarily indicative of the results for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (our “2023 Annual Report”).

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

Recent Accounting Pronouncements

Recently adopted

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This pronouncement clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires certain new disclosures for equity securities subject to contractual sale restrictions. We adopted ASU 2022-03 on  January 1, 2024 and the adoption did not have a material impact on our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323). This Update permits reporting entities to elect to account for their tax equity investments using the proportional amortization method if certain conditions are met. It requires that a liability to be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. The reporting entity needs to disclose the nature of its tax equity investments and the effect of its tax equity investments on its financial position and results of operations. ASU 2023-02 became effective for us in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We adopted ASU 2023-02 on  January 1, 2024 and the adoption did not have a material impact on our consolidated financial statements.

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

NOTE 3 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of investment securities available for sale (“AFS”) and held to maturity (“HTM”) and the corresponding amounts of gross unrealized gains and losses as of the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2024	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$6,745	$—	$(286)	$6,459
SBA agency securities	26,877	202	(149)	26,930
Mortgage-backed securities: residential	41,278	26	(4,860)	36,444
Collateralized mortgage obligations: residential	103,084	560	(10,458)	93,186
Collateralized mortgage obligations: commercial	79,024	183	(2,283)	76,924
Commercial paper	24,512	1	—	24,513
Corporate debt securities	34,751	48	(3,067)	31,732
Municipal tax-exempt securities	12,610	—	(3,132)	9,478
Total available for sale	$328,881	$1,020	$(24,235)	$305,666

Held to maturity
Municipal tax-exempt securities	$4,695	$—	$(110)	$4,585
Municipal taxable securities	500	2	—	502
Total held to maturity	$5,195	$2	$(110)	$5,087

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$8,705	$—	$(544)	$8,161
SBA agency securities	13,289	144	(216)	13,217
Mortgage-backed securities: residential	40,507	—	(5,855)	34,652
Collateralized mortgage obligations: residential	94,071	454	(12,198)	82,327
Collateralized mortgage obligations: commercial	69,941	22	(2,664)	67,299
Commercial paper	73,121	—	(16)	73,105
Corporate debt securities	34,800	—	(4,109)	30,691
Municipal tax-exempt securities	12,636	—	(3,127)	9,509
Total available for sale	$347,070	$620	$(28,729)	$318,961

Held to maturity
Municipal tax-exempt securities	$4,708	$—	$(115)	$4,593
Municipal taxable securities	501	3	—	504
Total held to maturity	$5,209	$3	$(115)	$5,097

We pledged investment securities with a fair value of $45.5 million and $95.2 million for certificates of deposit from the State of California, secured Federal funds arrangements, and other local agency deposits at September 30, 2024 and December 31, 2023.

There were no sales of investment securities during the three months ended September 30, 2024, June 30, 2024, and September 30, 2023 and nine months ended September 30, 2024 and September 30, 2023.

Accrued interest receivable for investment securities at September 30, 2024 and December 31, 2023 totaled $1.1 million and $962,000.

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

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
September 30, 2024	(dollars in thousands)
Government agency securities	$90	$88	$6,655	$6,371	$—	$—	$—	$—	$6,745	$6,459
SBA agency securities	—	—	7,191	7,048	19,686	19,882	—	—	26,877	26,930
Mortgage-backed securities: residential	—	—	9,429	8,710	31,849	27,734	—	—	41,278	36,444
Collateralized mortgage obligations: residential	6,869	7,068	55,468	54,283	40,747	31,835	—	—	103,084	93,186
Collateralized mortgage obligations: commercial	3,558	3,533	37,933	36,294	37,533	37,097	—	—	79,024	76,924
Commercial paper	24,512	24,513	—	—	—	—	—	—	24,512	24,513
Corporate debt securities	2,000	1,985	11,893	11,742	18,237	15,972	2,621	2,033	34,751	31,732
Municipal tax-exempt securities	—	—	—	—	—	—	12,610	9,478	12,610	9,478
Total available for sale	$37,029	$37,187	$128,569	$124,448	$148,052	$132,520	$15,231	$11,511	$328,881	$305,666

Municipal tax-exempt securities	$—	$—	$—	$—	$2,950	$2,885	$1,745	$1,700	$4,695	$4,585
Municipal taxable securities	500	502	—	—	—	—	—	—	500	502
Total held to maturity	$500	$502	$—	$—	$2,950	$2,885	$1,745	$1,700	$5,195	$5,087

December 31, 2023
Government agency securities	$—	$—	$8,705	$8,161	$—	$—	$—	$—	$8,705	$8,161
SBA agency securities	—	—	2,292	2,095	10,997	11,122	—	—	13,289	13,217
Mortgage-backed securities: residential	—	—	11,023	9,986	19,762	16,965	9,722	7,701	40,507	34,652
Collateralized mortgage obligations: residential	18	17	36,876	35,758	57,177	46,552	—	—	94,071	82,327
Collateralized mortgage obligations: commercial	3,014	3,018	20,296	18,481	46,631	45,800	—	—	69,941	67,299
Commercial paper	73,121	73,105	—	—	—	—	—	—	73,121	73,105
Corporate debt securities	—	—	12,912	12,491	19,249	16,232	2,639	1,968	34,800	30,691
Municipal tax-exempt securities	—	—	—	—	—	—	12,636	9,509	12,636	9,509
Total available for sale	$76,153	$76,140	$92,104	$86,972	$153,816	$136,671	$24,997	$19,178	$347,070	$318,961

Municipal tax-exempt securities	$—	$—	$—	$—	$2,952	$2,873	$1,756	$1,720	$4,708	$4,593
Municipal taxable securities	—	—	501	504	—	—	—	—	501	504
Total held to maturity	$—	$—	$501	$504	$2,952	$2,873	$1,756	$1,720	$5,209	$5,097

The following tables show the fair value and gross unrealized losses of our investment securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024	(dollars in thousands)
Government agency securities	$—	$—	$6,459	$(286)	$6,459	$(286)
SBA agency securities	9,304	(3)	1,954	(146)	11,258	(149)
Mortgage-backed securities: residential	—	—	32,470	(4,860)	32,470	(4,860)
Collateralized mortgage obligations: residential	5,937	(98)	59,095	(10,360)	65,032	(10,458)
Collateralized mortgage obligations: commercial	14,101	(64)	35,555	(2,219)	49,656	(2,283)
Corporate debt securities	—	—	25,956	(3,067)	25,956	(3,067)
Municipal tax-exempt securities	—	—	9,478	(3,132)	9,478	(3,132)
Total available for sale	$29,342	$(165)	$170,967	$(24,070)	$200,309	$(24,235)

Municipal tax-exempt securities	$—	$—	$4,585	$(110)	$4,585	$(110)
Total held to maturity	$—	$—	$4,585	$(110)	$4,585	$(110)

	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023	(dollars in thousands)
Government agency securities	$4,238	$(72)	$3,923	$(472)	$8,161	$(544)
SBA agency securities	5,102	(18)	2,094	(198)	7,196	(216)
Mortgage-backed securities: residential	—	—	34,652	(5,855)	34,652	(5,855)
Collateralized mortgage obligations: residential	2,597	(37)	60,275	(12,161)	62,872	(12,198)
Collateralized mortgage obligations: commercial	18,463	(70)	35,077	(2,594)	53,540	(2,664)
Commercial paper	53,211	(16)	—	—	53,211	(16)
Corporate debt securities	—	—	30,691	(4,109)	30,691	(4,109)
Municipal tax-exempt securities	—	—	9,509	(3,127)	9,509	(3,127)
Total available for sale	$83,611	$(213)	$176,221	$(28,516)	$259,832	$(28,729)

Municipal tax-exempt securities	$1,397	$(19)	$3,196	$(96)	$4,593	$(115)
Total held to maturity	$1,397	$(19)	$3,196	$(96)	$4,593	$(115)

The securities that were in an unrealized loss position at September 30, 2024 and December 31, 2023, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. At September 30, 2024 and December 31, 2023, there was no allowance for credit losses (“ACL”) on the HTM securities portfolio.

We concluded that the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. The issuers have not, to our knowledge, established any cause for default on these securities. We expect to recover the amortized cost basis of our securities and have no present intent to sell and will not be required to sell securities that have declined below their cost before their anticipated recovery. As of September 30, 2024 all of our HTM securities were rated “AA-” or above. Accordingly, no ACL was recorded as of September 30, 2024 and December 31, 2023, against AFS securities, and there was no provision for credit losses recognized for the three months and nine months ended September 30, 2024 and 2023.

Equity Securities - We have several Community Reinvestment Act (“CRA”) equity investments, other bank stock, and other equity investments. We recorded no gain or loss for any of the periods presented. Other equity securities (included in “Accrued interest and other assets” in the consolidated balance sheets) were $23.2 million and $23.4 million as of September 30, 2024 and December 31, 2023, respectively.

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

The following table presents the balances in our loan held for investment ("HFI") portfolio as of the dates indicated:

	September 30, 2024	December 31, 2023
Loans HFI: (1)	(dollars in thousands)
Real Estate:
Construction and land development	$180,196	$181,469
Commercial real estate (2)	1,252,682	1,167,857
Single-family residential mortgages	1,473,396	1,487,796
Commercial:
Commercial and industrial	128,861	130,096
SBA	48,089	52,074
Other	8,672	12,569
Total loans HFI	$3,091,896	$3,031,861
Allowance for loan losses	(43,685)	(41,903)
Total loans HFI, net	$3,048,211	$2,989,958
(1)	Net of discounts on acquired loans of $789 and $970 and net deferred fees of $1,256 and $1,512 as of September 30, 2024 and December 31, 2023.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.

The following table presents a summary of the changes in the ACL for the periods indicated:

	For the Three Months Ended
	September 30, 2024			June 30, 2024			September 30, 2023
	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses
	(dollars in thousands)
Beginning balance	$41,741	$624	$42,365	$41,688	$671	$42,359	$43,092	$797	$43,889
Provision for/(reversal of) credit losses	3,145	155	3,300	604	(47)	557	1,544	(145)	1,399
Charge-offs	(1,210)	—	(1,210)	(567)	—	(567)	(2,217)	—	(2,217)
Recoveries	9	—	9	16	—	16	11	—	11
Ending balance	$43,685	$779	$44,464	$41,741	$624	$42,365	$42,430	$652	$43,082
(1)	Included in “Accrued interest and other liabilities”

	For the Nine Months Ended September 30,
	2024			2023
	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses
	(dollars in thousands)
Beginning balance	$41,903	$640	$42,543	$41,076	$1,156	$42,232
Provision for/(reversal of) credit losses	3,718	139	3,857	4,297	(504)	3,793
Charge-offs	(1,991)	—	(1,991)	(2,992)	—	(2,992)
Recoveries	55	—	55	49	—	49
Ending balance	$43,685	$779	$44,464	$42,430	$652	$43,082
(1)	Included in “Accrued interest and other liabilities”

The following tables present the balance and activity related to the ALL for loans HFI by loan portfolio segment for the periods presented.

	For the Three Months Ended September 30, 2024
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$1,352	$18,434	$19,840	$1,285	$675	$155	$41,741
Provision for/(reversal of) credit losses	1,441	4,406	(2,898)	31	(9)	174	3,145
Charge-offs	(974)	(189)	—	(6)	—	(41)	(1,210)
Recoveries	—	—	—	1	—	8	9
Ending allowance balance	$1,819	$22,651	$16,942	$1,311	$666	$296	$43,685

	For the Three Months Ended June 30, 2024
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$1,311	$18,307	$19,878	$1,294	$735	$163	$41,688
Provision for/(reversal of) credit losses	41	653	(38)	(9)	(60)	17	604
Charge-offs	—	(526)	—	—	—	(41)	(567)
Recoveries	—	—	—	—	—	16	16
Ending allowance balance	$1,352	$18,434	$19,840	$1,285	$675	$155	$41,741

	For the Three Months Ended September 30, 2023
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$2,448	$17,305	$21,116	$1,110	$623	$490	$43,092
(Reversal of)/provision for credit losses	(668)	2,407	(776)	256	553	(228)	1,544
Charge-offs	(13)	(2,137)	—	—	—	(67)	(2,217)
Recoveries	—	—	—	1	—	10	11
Ending allowance balance	$1,767	$17,575	$20,340	$1,367	$1,176	$205	$42,430

	For the Nine Months Ended September 30, 2024
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$1,219	$17,826	$20,117	$1,348	$1,196	$197	$41,903
Provision for/(reversal of) credit losses	1,574	5,656	(3,175)	(30)	(530)	223	3,718
Charge-offs	(974)	(831)	—	(9)	—	(177)	(1,991)
Recoveries	—	—	—	2	—	53	55
Ending allowance balance	$1,819	$22,651	$16,942	$1,311	$666	$296	$43,685

	For the Nine Months Ended September 30, 2023
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$2,638	$17,657	$17,640	$1,804	$621	$716	$41,076
(Reversal of)/provision for credit losses	(858)	2,454	2,793	(438)	616	(270)	4,297
Charge-offs	(13)	(2,536)	(93)	—	(62)	(288)	(2,992)
Recoveries	—	—	—	1	1	47	49
Ending allowance balance	$1,767	$17,575	$20,340	$1,367	$1,176	$205	$42,430

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

	Term Loan by Vintage
September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Construction and land development
Pass	$95,477	$8,939	$—	$—	$1,375	$102	$—	$—	$105,893
Special mention	—	—	—	—	43,566	—	—	—	43,566
Substandard	—	8,996	—	11,706	10,035	—	—	—	30,737
Doubtful	—	—	—	—	—	—	—	—	—
Total	$95,477	$17,935	$—	$11,706	$54,976	$102	$—	$—	$180,196
YTD gross charge-offs	$—	$—	$974	$—	$—	$—	$—	$—	$974
Commercial real estate
Pass	$222,379	$58,587	$396,870	$153,510	$162,438	$203,457	$—	$—	$1,197,241
Special mention	—	—	—	16,324	3,055	12,399	—	—	31,778
Substandard	—	—	—	3,292	10,708	9,663	—	—	23,663
Doubtful	—	—	—	—	—	—	—	—	—
Total	$222,379	$58,587	$396,870	$173,126	$176,201	$225,519	$—	$—	$1,252,682
YTD gross charge-offs	$—	$—	$—	$—	$414	$417	$—	$—	$831
Single-family residential mortgages
Pass	$102,590	$141,238	$560,767	$227,913	$114,684	$310,340	$1,192	$—	$1,458,724
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	736	1,604	1,918	10,414	—	—	14,672
Doubtful	—	—	—	—	—	—	—	—	—
Total	$102,590	$141,238	$561,503	$229,517	$116,602	$320,754	$1,192	$—	$1,473,396
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial:
Commercial and industrial
Pass	$7,556	$1,152	$2,771	$4,169	$2,307	$6,231	$95,591	$—	$119,777
Special mention	—	—	—	—	—	—	1,156	—	1,156
Substandard	—	—	75	—	1,340	4,826	1,687	—	7,928
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,556	$1,152	$2,846	$4,169	$3,647	$11,057	$98,434	$—	$128,861
YTD gross charge-offs	$6	$—	$3	$—	$—	$—	$—	$—	$9
SBA
Pass	$5,657	$1,829	$10,893	$9,780	$429	$15,700	$—	$—	$44,288
Special mention	—	—	—	—	1,001	—	—	—	1,001
Substandard	144	—	—	333	—	2,323	—	—	2,800
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,801	$1,829	$10,893	$10,113	$1,430	$18,023	$—	$—	$48,089
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other:
Pass	$—	$141	$1,795	$6,337	$353	$2	$13	$—	$8,641
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	31	—	—	—	—	31
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$141	$1,795	$6,368	$353	$2	$13	$—	$8,672
YTD gross charge-offs	$—	$—	$4	$167	$6	$—	$—	$—	$177
Total by risk rating:
Pass	$433,659	$211,886	$973,096	$401,709	$281,586	$535,832	$96,796	$—	$2,934,564
Special mention	—	—	—	16,324	47,622	12,399	1,156	—	77,501
Substandard	144	8,996	811	16,966	24,001	27,226	1,687	—	79,831
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$433,803	$220,882	$973,907	$434,999	$353,209	$575,457	$99,639	$—	$3,091,896
Total YTD gross charge-offs	$6	$—	$981	$167	$420	$417	$—	$—	$1,991

	Term Loan by Vintage
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Construction and land development
Pass	$127,602	$25,880	$12,168	$3,919	$192	$32	$—	$—	$169,793
Special mention	—	—	11,676	—	—	—	—	—	11,676
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$127,602	$25,880	$23,844	$3,919	$192	$32	$—	$—	$181,469
YTD gross charge-offs	$—	$—	$—	$—	$—	$140	$—	$—	$140
Commercial real estate
Pass	$90,126	$423,564	$186,904	$175,650	$94,796	$152,847	$—	$—	$1,123,887
Special mention	—	—	—	—	7,719	4,880	—	—	12,599
Substandard	301	—	—	11,410	2,295	17,365	—	—	31,371
Doubtful	—	—	—	—	—	—	—	—	—
Total	$90,427	$423,564	$186,904	$187,060	$104,810	$175,092	$—	$—	$1,167,857
YTD gross charge-offs	$—	$2,078	$—	$459	$—	$—	$—	$—	$2,537
Single-family residential mortgages
Pass	$156,372	$593,539	$239,502	$125,346	$83,002	$265,050	$1,720	$—	$1,464,531
Special mention	—	—	619	—	—	3,855	—	—	4,474
Substandard	—	719	758	4,985	545	11,740	44	—	18,791
Doubtful	—	—	—	—	—	—	—	—	—
Total	$156,372	$594,258	$240,879	$130,331	$83,547	$280,645	$1,764	$—	$1,487,796
YTD gross charge-offs	$—	$—	$—	$93	$—	$—	$—	$—	$93
Commercial:
Commercial and industrial									—
Pass	$1,305	$3,283	$6,281	$2,901	$2,049	$4,700	$99,339	$—	$119,858
Special mention	—	—	—	—	—	—	2,737	—	2,737
Substandard	—	87	—	1,410	7	4,952	1,045	—	7,501
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,305	$3,370	$6,281	$4,311	$2,056	$9,652	$103,121	$—	$130,096
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA
Pass	$5,642	$11,023	$10,037	$2,324	$4,588	$13,783	$—	$—	$47,397
Special mention	—	—	331	—	—	1,025	—	—	1,356
Substandard	—	—	—	—	85	3,236	—	—	3,321
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,642	$11,023	$10,368	$2,324	$4,673	$18,044	$—	$—	$52,074
YTD gross charge-offs	$—	$—	$—	$—	$—	$62	$—	$—	$62
Other:
Pass	$193	$2,727	$8,813	$674	$29	$—	$18	$—	$12,454
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	80	28	7	—	—	—	—	115
Doubtful	—	—	—	—	—	—	—	—	—
Total	$193	$2,807	$8,841	$681	$29	$—	$18	$—	$12,569
YTD gross charge-offs	$—	$79	$273	$10	$—	$—	$—	$—	$362
Total by risk rating:
Pass	$381,240	$1,060,016	$463,705	$310,814	$184,656	$436,412	$101,077	$—	$2,937,920
Special mention	—	—	12,626	—	7,719	9,760	2,737	—	32,842
Substandard	301	886	786	17,812	2,932	37,293	1,089	—	61,099
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$381,541	$1,060,902	$477,117	$328,626	$195,307	$483,465	$104,903	$—	$3,031,861
Total YTD gross charge-offs	$—	$2,157	$273	$562	$—	$202	$—	$—	$3,194

The following tables present the aging of the recorded investment in past due loans, by loan portfolio segment, as of the dates indicated.

September 30, 2024	30-59 Days	60-89 Days	90 Days Or More	Total Past Due (1)	Loans Not Past Due	Total Loans (1)	Nonaccrual Loans (1)
Real estate:	(dollars in thousands)
Construction and land development	$—	$—	$19,032	$19,032	$161,164	$180,196	$19,032
Commercial real estate	1,119	3,292	16,916	21,327	1,231,355	1,252,682	20,430
Single-family residential mortgages	9,111	1,710	10,358	21,179	1,452,217	1,473,396	13,997
Commercial:
Commercial and industrial	65	117	6,348	6,530	122,331	128,861	6,464
SBA	1,072	81	467	1,620	46,469	48,089	739
Other	60	11	—	71	8,601	8,672	—
Total	$11,427	$5,211	$53,121	$69,759	$3,022,137	$3,091,896	$60,662

December 31, 2023
Real estate:
Construction and land development	$—	$—	$—	$—	$181,469	$181,469	$—
Commercial real estate	1,341	216	1,582	3,139	1,164,718	1,167,857	10,569
Single-family residential mortgages	9,050	5,795	15,134	29,979	1,457,817	1,487,796	18,103
Commercial:
Commercial and industrial	1,544	—	854	2,398	127,698	130,096	854
SBA	356	—	2,085	2,441	49,633	52,074	2,085
Other	160	20	8	188	12,381	12,569	8
Total	$12,451	$6,031	$19,663	$38,145	$2,993,716	$3,031,861	$31,619
(1)	Past due loans include nonaccrual loans and are therefore included in total loans.

We had no loans that were 90 days or more past due and still accruing at September 30, 2024 and December 31, 2023.

The following table presents the loans on nonaccrual status and the balance of such loans with no ALL, by loan portfolio segment, as of the dates indicated:

	September 30, 2024		December 31, 2023
	Nonaccrual Loans		Nonaccrual Loans
	with no		with no
	Allowance		Allowance
	for Loan Loss	Nonaccrual Loans	for Loan Loss	Nonaccrual Loans
Real estate:	(dollars in thousands)
Construction and land development	$19,032	$19,032	$—	$—
Commercial real estate	13,173	20,430	10,569	10,569
Single-family residential mortgages	13,997	13,997	18,103	18,103
Commercial:
Commercial and industrial (1)	6,348	6,464	610	854
SBA	739	739	937	2,085
Other:	—	—	—	8
Total	$53,289	$60,662	$30,219	$31,619

(1) A C&I loan of $4.7 million is cross collateralized with a CRE loan with a specific reserve.

The following tables present the amortized cost basis of individually evaluated collateral-dependent loans, by loan class and type of collateral which secures such loans as of the dates indicated:

	September 30, 2024
	Commercial Real Estate	Residential Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Construction and land development	$19,032	$—	$—	$19,032
Commercial real estate	20,208	222	—	20,430
Single-family residential mortgages	—	13,997	—	13,997
Commercial:
Commercial and industrial	—	6,348	116	6,464
SBA	629	25	85	739
Total loans	$39,869	$20,592	$201	$60,662

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Commercial real estate	$10,353	$216	$—	$10,569
Single-family residential mortgages	—	18,103	—	18,103
Commercial:
Commercial and industrial	—	610	244	854
SBA	800	1,200	85	2,085
Total loans	$11,153	$20,129	$329	$31,611

No interest income was recognized on a cash basis during the three months and nine months ended September 30, 2024, and 2023. We did not recognize any interest income on nonaccrual loans during the three months and nine months ended September 30, 2024 and 2023, while the loans were in nonaccrual status.

On January 1, 2023, we adopted ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326)." Under this guidance, we may modify loans to borrowers experiencing financial difficulty by providing principal forgiveness, term extension, payment delay or interest rate reduction. We may provide multiple types of concessions on one loan. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for loan losses.

The total balance of modified loans to borrowers experiencing financial difficulty was $18.3 million at September 30, 2024 and $8.8 million at December 31, 2023. One C&D loan with a balance of $10.0 million was modified during the third quarter of 2024. The loan migrated to nonaccrual, was downgraded to Substandard and remained in default as of September 30, 2024. One CRE loan with a balance of $8.3 million at September 30, 2024 was modified in the fourth quarter of 2023, and remains a nonaccrual loan and in default at September 30, 2024. There were no loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

There were no commitments to lend additional amounts to customers with outstanding modified loans at September 30, 2024 and December 31, 2023. The modified loans outstanding at September 30, 2024 are collateral-dependent individually evaluated loans with $0, $108,000 and $0 in charge-offs for the three months ended September 30, 2024, June 30, 2024 and September 30, 2023, respectively, and $224,000 and $399,000 for the nine months ended September 30, 2024 and 2023 and no specific reserves since modification date.

The following table presents our loan modifications made to borrowers experiencing financial difficulty by type of modification for the three and nine months ended September 30, 2024:

	Balances at September 30, 2024
	Term Extension		Financial Effect of Loan Modifications
	Balance	Percent of Total Class of Loans	Term Extension (in Years)
	(dollars in thousands)
Construction and land development	$10,036	5.6%	1.0

NOTE 5 - LOAN SERVICING

The loans being serviced for others are not reported as assets in our consolidated balance sheet. The table below presents the underlying principal balances of the loans serviced for others, by loan portfolio segment, as of the dates indicated:

	September 30,	December 31,
	2024	2023
Loans serviced for others:	(dollars in thousands)
Mortgage loans	$955,134	$1,014,017
SBA loans	96,756	100,336
Commercial real estate loans	3,774	3,813
Construction loans	6,378	4,710

Servicing income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is net against loan servicing income. Loan servicing income, net of amortization, totaled $605,000, $579,000, and $623,000 for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, and $1.8 million and $2.0 million for the nine months ended September 30, 2024 and 2023.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a charge to income to establish a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If we later determine that all or a portion of the impairment no longer exists for a particular grouping, then a reduction of the valuation allowance may be recorded as an increase to income.

The table below presents the activity in the servicing assets for the periods indicated:

	Three Months Ended
	September 30, 2024		June 30, 2024		September 30, 2023
	Mortgage	SBA	Mortgage	SBA	Mortgage	SBA
	Loans	Loans	Loans	Loans	Loans	Loans
Servicing assets:	(dollars in thousands)
Beginning of period	$6,054	$1,491	$6,261	$1,533	$6,856	$1,846
Additions	59	14	86	41	112	46
Payoffs	(107)	(27)	(120)	(25)	(82)	(103)
Amortization	(171)	(57)	(173)	(58)	(171)	(65)
End of period	$5,835	$1,421	$6,054	$1,491	$6,715	$1,724

	Nine Months Ended
	September 30, 2024		September 30, 2023
	Mortgage	SBA	Mortgage	SBA
	Loans	Loans	Loans	Loans
Servicing assets:	(dollars in thousands)
Beginning of period	$6,509	$1,601	$7,354	$2,167
Additions	188	92	139	47
Payoffs	(340)	(94)	(255)	(274)
Amortization	(522)	(178)	(523)	(216)
End of period	$5,835	$1,421	$6,715	$1,724

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

The estimated fair value of servicing assets for mortgage loans was $11.0 million and $12.1 million as of September 30, 2024 and  December 31, 2023. Fair value at September 30, 2024 was determined using a discount rate of 11.19%, average prepayment speed of 8.04%, and a weighted-average default rate of 0.09%. Fair value at  December 31, 2023 was determined using a discount rate of 11.23%, average prepayment speed of 7.91%, and a weighted-average default rate of 0.10%.

The fair value of servicing assets for SBA loans was $2.5 million and $2.8 million as of September 30, 2024 and  December 31, 2023. Fair value at September 30, 2024 was determined using a discount rate of 8.5%, average prepayment speed of 19.41%, and a weighted-average default rate of 1.00%. Fair value at  December 31, 2023 was determined using a discount rate of 8.5%, average prepayment speed of 17.68%, and a weighted-average default rate of 0.73%.

NOTE 6 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions is tested for impairment at least annually during the fourth quarter of each year, and more frequently, if events or circumstances indicate the value of goodwill may be impaired. We completed our most recent evaluation of goodwill as of December 31, 2023 and determined that no goodwill impairment existed. Goodwill amounted to $71.5 million at both September 30, 2024 and  December 31, 2023 and is the only intangible asset with an indefinite life on our consolidated balance sheet. There were no triggering events during the three months and nine months ended September 30, 2024 that caused management to evaluate goodwill for a quantitative impairment analysis as of September 30, 2024. We did not record any adjustments to goodwill during the three months and nine months ended September 30, 2024 and September 30, 2023.

Other intangible assets consist of core deposit intangible ("CDI") assets arising from whole bank and branch acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. The unamortized balance at September 30, 2024 and December 31, 2023 was $2.2 million and $2.8 million. CDI amortization expense was $200,000, $201,000, and $236,000 for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, and $602,000 and $708,000 for the nine months ended September 30, 2024 and 2023.

Estimated CDI amortization expense for future years is as follows:

As of September 30, 2024:	CDI Amortization Expense
(dollars in thousands)
Remainder of 2024	$183
2025	672
2026	501
2027	417
2028	297
Thereafter	124
Total	$2,194

NOTE 7 - DEPOSITS

At September 30, 2024, the scheduled maturities of time deposits are as follows:

	$250,000 and under	Greater than $250,000	Total
Time Deposits Maturities Periods:	(dollars in thousands)
One year or less	$1,041,989	$829,279	$1,871,268
One year to three years	9,665	431	10,096
Over three years	808	300	1,108
Total	$1,052,462	$830,010	$1,882,472

Time deposits include deposits acquired through both retail and wholesale channels. Wholesale channels include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services. Wholesale time deposits totaled $147.3 million at September 30, 2024 and $405.6 million at December 31, 2023. Brokered time deposits were $88.6 million at September 30, 2024 and $254.9 million at December 31, 2023. Collateralized deposits from the State of California totaled $20.0 million at September 30, 2024 and $80.0 million at December 31, 2023. Time deposits acquired through internet listing services totaled $38.7 million at September 30, 2024 and $61.4 million at December 31, 2023.

In addition, we offer retail deposit products where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs. Time deposits held through the CDARS program were $133.4 million at September 30, 2024 and $135.7 million at December 31, 2023. ICS deposits totaled $135.5 million at September 30, 2024 and $109.2 million at December 31, 2023.

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

         We were in compliance with all covenants under the long-term debt as of September 30, 2024. We recognized interest expense of $1.3 million, $1.3 million, and $2.2 million for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, and $3.9 million and $6.6 million for the nine months ended September 30, 2024 and 2023 on the subordinated notes.

The table below presents the long-term debt and unamortized debt issuance costs as of the dates indicated:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Principal	$120,000	$120,000
Unamortized debt issuance costs	(567)	(853)
Long-term debt, net of issuance costs	$119,433	$119,147

NOTE 9 - SUBORDINATED DEBENTURES

Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.1 million and $14.9 million as of September 30, 2024 and December 31, 2023. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. We  may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System at 100% of the principal amount, plus accrued and unpaid interest. These subordinated debentures consist of the following at September 30, 2024 and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	September 30, 2024 Effective Stated Rate	Stated Maturity
Subordinated debentures:	(dollars in thousands)
TFC Trust	December 22, 2006	$5,155	$1,121	$4,034	Three-month CME Term SOFR plus 0.26% (a) plus 1.65%,	6.86%	March 15, 2037
FAIC Trust	December 15, 2004	7,217	784	6,433	Three-month CME Term SOFR plus 0.26% (a) plus 2.25%	7.46%	December 15, 2034
PGBH Trust	December 15, 2004	5,155	520	4,635	Three-month CME Term SOFR plus 0.26% (a) plus 2.10%	7.31%	December 15, 2034
Total		$17,527	$2,425	$15,102

(a) Represents applicable tenor spread adjustment when the original LIBOR index was discontinued on September 30, 2023.

In 2016, we acquired TFC Statutory Trust (the “TFC Trust”) through the acquisition of Tomato Bank and its holding company, TFC Holding Company. TFC Trust issued 5,000 fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $155,000. TFC issued $5 million of subordinated debentures to TFC Trust in exchange for ownership of all of the common securities of TFC Trust and the proceeds of the preferred securities sold by TFC Trust. We are not considered the primary beneficiary of TFC Trust (variable interest entity), therefore TFC Trust is not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. We also purchased an investment in the common stock of TFC Trust for $155,000, which is included in other assets. At the close of this acquisition, a $1.9 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $1.1 million at September 30, 2024 and $1.2 million at December 31, 2023. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 6.86% as of September 30, 2024 and 7.30% at December 31, 2023.

In October 2018, we acquired First American International Statutory Trust I (“FAIC Trust”) through the acquisition of First American International Corp. (“FAIC”). FAIC Trust issued 7,000 units of 30-year fixed-to-floating rate capital securities with an aggregate liquidation amount of $7.0 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $217,000. We are not considered the primary beneficiary of FAIC Trust (variable interest entity), therefore FAIC Trust is not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. We purchased an investment in the common stock of FAIC Trust for $217,000, which is included in other assets. At the close of this acquisition, a $1.2 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $784,000 at September 30, 2024 and $842,000 at December 31, 2023. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 7.46% as of September 30, 2024 and 7.90% at December 31, 2023.

In January 2020, we acquired Pacific Global Bank Trust I (“PGBH Trust”) through the acquisition of PGB Holdings, Inc. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $155,000. We are not considered the primary beneficiary of PGBH Trust (variable interest entity), therefore PGBH Trust is not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. We purchased an investment in the common stock of PGBH Trust for $155,000, which is included in other assets. At the close of this acquisition, a $763,000 valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $520,000 at September 30, 2024 and $559,000 at December 31, 2023. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 7.31% as of September 30, 2024 and 7.75% at December 31, 2023.

We recorded interest expense of $386,000, $383,000, and $385,000 for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, and $1.2 million and $1.1 million for the nine months ended September 30, 2024 and 2023 on the subordinated debentures. The aggregate amount of amortization expense was $55,000 for each of the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, and $164,000 for each of the nine months ended September 30, 2024 and 2023.

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

FHLB Secured Line of Credit and Advances. At September 30, 2024, we had a secured borrowing capacity with the FHLB of $966.7 million collateralized by pledged residential and commercial loans with a carrying value of $1.3 billion. At September 30, 2024, we had no overnight advances and $200.0 million of advances, of which $150 million had an original term of five years, a maturity date in the first quarter of 2025, and an average fixed rate of 1.18%. A putable advance of $50 million was executed on September 30, 2024 with a four year final maturity with a one-time option for the FHLB to call the debt after a one-year lock out period and prepayment symmetry at a rate of 3.42%. We recognized interest on FHLB advances of $453,000, $439,000, and $440,000 for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, and $1.3 million and $2.4 million for the nine months ended September 30, 2024 and 2023.

FRB Secured Line of Credit. At September 30, 2024, we had secured borrowing capacity with the FRB of $47.0 million collateralized by pledged loans with a carrying value of $63.6 million.

Federal Funds Arrangements with Commercial Banks. At September 30, 2024, we had borrowing capacity of $92.0 million from other financial institutions, of which $80.0 million was on an unsecured basis and $12.0 million was collateralized by investment securities with fair market value of $20.5 million.

There were no amounts outstanding under any of the other borrowing arrangements above as of September 30, 2024, except the FHLB advances of $150.0 million maturing in the first quarter of 2025 and $50.0 million maturing in the third quarter of 2028.

NOTE 11 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

We recorded an income tax provision of $2.6 million, $2.5 million, and $3.6 million, reflecting an effective tax rate of 26.9%, 25.9%, and 29.9% for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, and $8.3 million and $12.8 million, reflecting an effective tax rate of 27.2% and 29.6% for the nine months ended September 30, 2024 and 2023.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we enter into financial commitments to meet the financing needs of our customers. These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit. Those instruments involve to varying degrees of credit and interest rate risk not recognized in our financial statements.

Our exposure to loss in the event of nonperformance on these financial commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for loans reflected in the financial statements.

At September 30, 2024 and December 31, 2023, we had the following financial commitments whose contractual amount represents credit risk:

	September 30,	December 31,
	2024	2023
	(dollars in thousands)
Commitments to make loans	$81,263	$77,844
Unused lines of credit	94,783	106,315
Commercial and similar letters of credit	2,952	3,904
Standby letters of credit	3,353	2,687
Total	$182,351	$190,750

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each client's creditworthiness on a case-by-case basis.

We record a liability for lifetime expected losses on off-balance-sheet credit exposure that does not fit the definition of unconditionally cancelable in accordance with ASC 326. We use the loss rate and exposure at default framework to estimate a reserve for unfunded commitments. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default. The reserve for off-balance sheet commitments was $779,000 and $640,000 as of September 30, 2024 and December 31, 2023. We recorded the provision for unfunded loan commitments of $155,000 for the three months ended September 30, 2024, a reversal of the provision for unfunded loan commitments of $47,000 for the three months ended June 30, 2024, and a reversal of the provision for unfunded loan commitments of $145,000 for the three months ended September 30, 2023. We recorded the provision for unfunded loan commitments of $139,000 for the nine months ended September 30, 2024, and a reversal of the provision for unfunded loan commitments of $504,000 for the nine months ended September 30, 2023.

In addition, we invest in various affordable housing partnerships and Small Business Investment Company ("SBIC") funds. Pursuant to these investments, we commit to an investment amount to be fulfilled in future periods. Such unfunded commitments totaled $6.7 million as of September 30, 2024 and $3.3 million as of December 31, 2023.

We are involved in various matters of litigation which have arisen in the ordinary course of business and accruals for estimates of potential losses have been provided when necessary and appropriate under generally accepted accounting principles. In the opinion of management, the disposition of such pending litigation will not have a material effect on the Company's consolidated financial statements.

NOTE 13 - LEASES

We lease several of our operating facilities under various non-cancellable operating leases expiring at various dates through 2037. We are also responsible for common area maintenance, taxes, and insurance at the various branch locations.

Future minimum rent payments on our leases were as follows as of the date indicated:

As of September 30, 2024
(dollars in thousands)
Remainder of 2024	$963
2025	5,800
2026	5,837
2027	5,742
2028	4,824
Thereafter	10,938
Total future minimum lease payments	$34,104
Less amount of payment representing interest	(3,224)
Total present value of lease payments	$30,880

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.4 million  $1.5 million, and $1.5 million for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023 and $4.4 million and $4.3 million for the nine months ended September 30, 2024 and 2023. The Company received rental income of $157,000  $152,000, and $144,000 for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, and $454,000 and $425,000 for the nine months ended September 30, 2024 and 2023.

The following table presents the right-of-use ("ROU") assets and lease liabilities recorded on our consolidated balance sheet, the weighted-average remaining lease terms and discount rates, as of the dates indicated:

	September 30,	December 31,
	2024	2023
Operating Leases	(dollars in thousands)
ROU assets	$29,283	$29,803
Lease liabilities	30,880	31,191

Weighted-average remaining lease term (in years)	6.84	7.63
Weighted-average discount rate	2.80%	1.72%

NOTE 14 - RELATED PARTY TRANSACTIONS

There were no loans or outstanding loan commitments to any principal officers or directors, or any of their affiliates at September 30, 2024 and December 31, 2023.

Deposits from principal officers, directors, and their affiliates at September 30, 2024 and December 31, 2023 were $30.6 million and $25.7 million.

Certain directors and their affiliates own $6.0 million of RBB's subordinated debentures as of September 30, 2024 and December 31, 2023.

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

Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan

The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the "Amended OSIP") was approved by our board of directors in January 2019 and approved by our shareholders in May 2022. The Amended OSIP was designed to ensure continued availability of equity awards that will assist us in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the Amended OSIP, our board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. We reserved up to 30% of issued and outstanding shares of common stock as of the date we adopted the Amended OSIP, or 3,848,341 shares. As of September 30, 2024, there were 1,004,658 shares of common stock available for issuance under the Amended OSIP. This represents 5.7% of the issued and outstanding shares of our common stock as of September 30, 2024. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The Amended OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The Amended OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

Stock Options

Compensation expense for stock options was $14,000, $14,000, and $59,000 for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, and $49,000 and $190,000 for the nine months ended September 30, 2024 and 2023. Unrecognized stock-based compensation expense related to options was $131,000 and $179,000 as of September 30, 2024 and December 31, 2023. Unrecognized compensation expense related to stock options, as of September 30 2024, is expected to be recognized over the next 2.5 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The table below summarizes the assumptions and grant date fair value for stock options granted in March 2023. No stock options have been granted after March 31, 2023.

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

The table below presents a summary of our stock options awards and activity as of and for the nine months ended September 30, 2024.

	Outstanding Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(dollars in thousands, except for per share data)
Outstanding at beginning of year	397,903	$17.61
Exercised	(85,250)	15.33
Forfeited/cancelled	(111,153)	17.75
Outstanding at end of period	201,500	$18.49	5.43	$913

Options exercisable	174,167	$18.06	5.00	$863

The total fair value of the shares vested was $652,000 and $643,000 during the nine months ended September 30, 2024, and 2023. Unvested stock options totaled 27,333, 65,671, and 101,671 with a weighted average grant date fair value of $6.05, $4.99, and $5.21, respectively, as of September 30, 2024, December 31, 2023, and September 30, 2023. The decrease of unvested stock options during the nine months ended September 30, 2024 was due to 28,337 stock options vested with a weighted average grant date stock price of $18.18, and 10,001 exercised with a weighted average grant date fair value of $17.74.

Cash received from the exercise of 16,000 stock options was $307,000 for the three months ended September 30, 2024 and no stock options were exercised for the three months ended September 30, 2023. The intrinsic value of options exercised was $55,000 for the three months ended September 30, 2024. Cash received from the exercise of 85,250 stock options was $1.3 million for the nine months ended September 30, 2024 and cash received from the exercise of 9,153 stock options was $159,000 for the nine months ended September 30, 2023. The intrinsic value of options exercised was $316,000 and $25,000 for the nine months ended September 30, 2024 and 2023.

Restricted Stock Units

We award time-based restricted stock units (“TRSUs”) and performance-based restricted stock units (“PRSUs”), which we also refer to collectively as restricted stock units (“RSUs”). We granted 138,668 RSUs during the nine months ended September 30, 2024, with a weighted average price of $18.37. The RSUs granted during the nine months ended September 30, 2024 included 31,270 PRSUs with an estimated fair value as of the March 20, 2024 grant date of $19.13 and are subject to pre-established performance metrics with market conditions that will be measured in the future and subject to oversight and approval by the Board of Director’s Compensation Committee. The TRSUs have original lives ranging from 1 to 4 years and PRSUs have an original life of 3 years. As of September 30, 2024, there were 140,475 unvested RSUs outstanding.

The recorded compensation expense for RSUs was $250,000, $371,000, and $84,000 for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, and $740,000 and $420,000 for the nine months ended September 30, 2024 and 2023. Unrecognized stock-based compensation expense related to RSUs was $2.1 million and $422,000 as of September 30, 2024 and 2023. As of September 30, 2024, unrecognized stock-based compensation expense related to RSUs is expected to be recognized over the next 2.5 years.

The following table presents RSUs activity during the nine months ended September 30, 2024.

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per Share
Outstanding at beginning of year	43,160	$18.89
Granted	138,668	18.37
Vested	(41,353)	19.05
Outstanding at end of period	140,475	$18.33

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements, which fully phased in by January 1, 2019. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At September 30, 2024, the Company and the Bank were in compliance with the capital conservation buffer requirements. If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes, at September 30, 2024 and December 31, 2023, RBB and the Bank satisfied all capital adequacy requirements to which they were subject.

The following tables set forth RBB’s consolidated and the Bank’s capital amounts and ratios and related regulatory requirements as of the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of September 30, 2024:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$467,293	12.19%	$153,356	4.0%	$191,695	5.0%
Bank	543,745	14.19%	153,261	4.0%	191,576	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$452,644	18.16%	$112,168	4.5%	$162,021	6.5%
Bank	543,745	21.84%	112,033	4.5%	161,826	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$467,293	18.75%	$149,558	6.0%	$199,410	8.0%
Bank	543,745	21.84%	149,377	6.0%	199,170	8.0%
Total Risk-Based Capital Ratio
Consolidated	$618,048	24.80%	$199,410	8.0%	$249,263	10.0%
Bank	575,030	23.10%	199,170	8.0%	248,962	10.0%

(1) These ratios are exclusive of the capital conservation buffer.

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2023:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$472,152	11.99%	$157,526	4.0%	$196,907	5.0%
Bank	535,952	13.62%	157,454	4.0%	196,818	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$457,214	19.07%	$107,886	4.5%	$155,836	6.5%
Bank	535,952	22.41%	107,598	4.5%	155,419	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$472,152	19.69%	$143,849	6.0%	$191,798	8.0%
Bank	535,952	22.41%	143,464	6.0%	191,285	8.0%
Total Risk-Based Capital Ratio
Consolidated	$621,423	25.92%	$191,798	8.0%	$239,748	10.0%
Bank	565,997	23.67%	191,285	8.0%	239,106	10.0%

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

The fair value of collateral-dependent individually evaluated loans is based on third party appraisals of the property, less management’s estimate of selling costs. Third party appraisals generally use a sales comparison or income capitalization approach to derive the appraised value based on market transactions involving similar or comparable properties. Adjustments are routinely made by the third party appraisers to adjust for differences between the comparable sales and income data used in the appraisal. Adjustments may also result from the consideration of relevant economic and demographic factors which may affect property values. Positive adjustments in the appraisal represent increases to the sales comparisons and negative adjustments represent decreases.

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

Appraisals for OREO and collateral-dependent loans are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by us. A member of the credit administration department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide statistics for residential appraisals. We also compare the actual selling price of collateral that has been sold to the most recently appraised value to determine what additional adjustments, if any, should be made to the appraisal values on any remaining OREO to arrive at fair value. In determining the net realizable value of the underlying collateral for individually evaluated loans and OREO, we discount the valuation to cover both market price fluctuations and selling costs, typically ranging from 6% to 10% of the collateral value, that may be incurred in the event of foreclosure. If the existing appraisal is older than twelve months for OREO or collateral-dependent loans, a new appraisal report is ordered.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis or on a non-recurring basis as of the dates indicated:

	Fair Value Measurements Using:
September 30, 2024	Level 1	Level 2	Level 3	Total
Assets measured at fair value:	(dollars in thousands)
On a recurring basis:
Securities available for sale
Government agency securities	$—	$6,459	$—	$6,459
SBA agency securities	—	26,930	—	26,930
Mortgage-backed securities	—	36,444	—	36,444
Collateralized mortgage obligations	—	170,110	—	170,110
Commercial paper	—	24,513	—	24,513
Corporate debt securities	—	31,732	—	31,732
Municipal securities	—	9,478	—	9,478
Equity securities (1)	—	—	23,161	23,161
Interest rate lock contracts (1)	—	—	23	23
Forward mortgage loan sale contracts (1)	—	—	10	10
	$—	$305,666	$23,194	$328,860
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Construction and land development loans	$—	$—	$8,996	$8,996
Commercial real estate loans (2)	—	—	16,772	16,772
	$—	$—	$25,768	$25,768

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

(2) Collateral includes CRE and a SFR.

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$8,161	$—	$8,161
SBA agency securities	—	13,217	—	13,217
Mortgage-backed securities	—	34,652	—	34,652
Collateralized mortgage obligations	—	149,626	—	149,626
Commercial paper	—	73,105	—	73,105
Corporate debt securities	—	30,691	—	30,691
Municipal securities	—	9,509	—	9,509
Equity securities (1)	—	—	23,392	23,392
Interest rate lock contracts (1)	—	—	32	32
Forward mortgage loan sale contracts (1)	—	—	14	14
	$—	$318,961	$23,438	$342,399
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Commercial real estate loans	$—	$—	$10,209	$10,209
SBA loans	—	—	1,148	1,148
	$—	$—	$11,357	$11,357

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

During the three months ended September 30, 2024, there were partial charge-offs of $1.2 million, and specific reserves of $2.5 million and partial charge-offs of $1.8 million, and specific reserves of $2.5 million for the nine months ended September 30, 2024 for collateral-dependent individually evaluated loans. These loans had an aggregate fair value of $25.8 million as of September 30, 2024. The fair value is based on third party appraisals, including adjustments to comparable market data as summarized in the table below.

September 30, 2024	Fair Value	Valuation Techniques	Unobservable Input(s)	Range
(dollars in thousands)
Collateral dependent loans:
Construction and land development loans	$ 8,996	Market approach	Adjustments	(19%) to 5%
Commercial real estate loans (1)	16,772	Market approach	Adjustments	(41%) to 28%
Total	$ 25,768

(1) Collateral includes CRE and an SFR. Adjustment range was (41%) to 28% for CRE and (20%) to 20% for the SFR.

During the year ended December 31, 2023, there were write-downs of $521,000 on collateral-dependent individually evaluated loans with an aggregate fair value of $11.4 million as of December 31, 2023.

There was no OREO outstanding as of September 30, 2024 and  December 31, 2023. For the nine months ended September 30, 2024, the Company foreclosed on and sold three properties, recognized a gain on the transfer from loans to OREO of $560,000 and a gain on sale of $456,000. There was no similar activity for the nine months ended September 30, 2023.

The following table presents the gains recognized on assets measured at fair value on a non-recurring basis for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Other real estate owned - Single family residential	$—	$—	$560	$—

No write-downs to OREO were recorded for the three months or nine months ended September 30, 2024 or September 30, 2023.

The fair value measurement of Interest Rate Lock Contracts (IRLCs) and Forward Mortgage Loan Sale Contracts (FMLSCs) were primarily based on the buy price from borrowers ranging from 99 to 100, the sale price to Fannie Mae ranging from 102 to 103, and the significant unobservable inputs using a margin cost rate of 1.13%.

The fair value hierarchy level and estimated fair value of significant financial instruments as of the dates indicated are summarized as follows:

		September 30, 2024		December 31, 2023
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
Financial Assets:	(dollars in thousands)
Cash and due from banks	Level 1	$349,390	$349,390	$431,373	$431,373
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	305,666	305,666	318,961	318,961
Investment securities - HTM	Level 2	5,195	5,087	5,209	5,097
Mortgage loans held for sale	Level 1	812	812	1,911	1,845
Loans, net	Level 3	3,048,211	2,988,088	2,989,958	2,918,296
Equity securities (1)	Level 3	23,161	23,161	23,392	23,392
Servicing assets	Level 3	7,256	13,451	8,110	14,883
Accrued interest receivable (1)	Level 1/2/3	14,683	14,683	13,743	13,743

		Notional	Fair	Notional	Fair
Derivative assets:		Value	Value	Value	Value
Interest rate lock contracts (1)	Level 3	$1,822	$23	$1,255	$32
Forward mortgage loan sale contracts (1)	Level 3	747	10	1,104	14

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,092,184	$3,091,475	$3,174,760	$3,181,495
FHLB advances	Level 3	200,000	197,240	150,000	144,891
Long-term debt	Level 3	119,433	112,506	119,147	83,864
Subordinated debentures	Level 3	15,102	15,099	14,938	14,566
Accrued interest payable	Level 2/3	5,986	5,986	11,671	11,671

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

NOTE 18 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute earnings per share (“EPS”) for the periods indicated:

	For the Three Months Ended
	September 30, 2024		June 30, 2024		September 30, 2023
	Income	Shares	Income	Shares	Income	Shares
	(dollars in thousands except per share data)
Net income	$6,999		$7,245		$8,473
Shares outstanding		17,693,416		18,182,154		18,995,303
Impact of weighting shares		119,375		193,816		-
Used in basic EPS	6,999	17,812,791	7,245	18,375,970	8,473	18,995,303
Dilutive effect of outstanding
Stock options		30,678		5,836		2,001
Restricted stock units		34,610		24,295		—
Performance stock units		7,280		796		—
Used in dilutive EPS	$6,999	17,885,359	$7,245	18,406,897	$8,473	18,997,304

Basic earnings per common share	$0.39		$0.39		$0.45
Diluted earnings per common share	$0.39		$0.39		$0.45

	For the Nine Months Ended September 30,
	2024		2023
	Income	Shares	Income	Shares
	(dollars in thousands except per share data)
Net income	$22,280		$30,392
Shares outstanding		17,693,416		18,995,303
Impact of weighting shares		568,286		(3,724)
Used in basic EPS	22,280	18,261,702	30,392	18,991,579
Dilutive effect of outstanding
Stock options		15,943		17,633
Restricted stock units		32,529		4,626
Performance stock units		2,912		—
Used in dilutive EPS	$22,280	18,313,086	$30,392	19,013,838

Basic earnings per common share	$1.22		$1.60
Diluted earnings per common share	$1.22		$1.60

Options to purchase 40,000, 115,500, and 362,500 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, respectively, because their effect would have been anti-dilutive. Options to purchase 125,686 and 300,850 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2024 and 2023, respectively, because their effect would have been anti-dilutive. There were zero, 18,639, and 26,660 anti-dilutive unvested RSUs outstanding for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, respectively, and 12,381 and 20,432 anti-dilutive unvested RSUs outstanding for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC Topic 606 for the periods indicated:

	For the Three Months Ended			For the Nine Months Ended September 30,
	September 30, 2024	June 30, 2024	September 30, 2023	2024	2023
Noninterest income, in scope	(dollars in thousands)
Fees and service charges on deposit accounts	$475	$490	$500	$1,421	$1,534
Other fees (1)	198	221	202	607	682
Other income (2)	597	574	558	1,706	1,667
Gain on sale of OREO and fixed assets	—	292	222	456	222
Total in-scope noninterest income	1,270	1,577	1,482	4,190	4,105
Noninterest income, not in scope (3)	4,476	1,911	1,288	8,416	3,520
Total noninterest income	$5,746	$3,488	$2,770	$12,606	$7,625

(1)	Other fees consist of wealth management fees, miscellaneous loan fees and postage/courier fees.
(2)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, and OREO income.
(3)

Represents revenue that is out of scope of ASC 606 including net loan servicing income, letter of credit commissions, import/export commissions, BOLI income, gains (losses) on sales of loans, income from equity investments, gain on transfer to OREO, and $2.8 million recognized in the third quarter of 2024 for a recovery of a fully charged off loan acquired in a bank acquisition.

The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:

Fees and Services Charges on Deposit Accounts

Fees and service charges on deposit accounts include charges for analysis, overdraft, cash checking, ATM, and safe deposit activities executed by our deposit clients, as well as interchange income earned through card payment networks for the acceptance of card based transactions. Fees earned from our deposit clients are governed by contracts that provide for overall custody and access to deposited funds and other related services and can be terminated at will by either party; this includes fees from money service businesses. Fees received from deposit clients for the various deposit activities are recognized as revenue once the performance obligations are met.

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

NOTE 20 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

 At September 30, 2024 and December 31, 2023, investments in qualified affordable housing projects totaled $10.5 million and $6.4 million. These balances are reflected in the accrued interest and other assets line on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified housing projects totaled $5.8 million at September 30, 2024 and $2.3 million at December 31, 2023. We expect to fulfill these commitments between 2024 and 2041.

During the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, we recognized tax credits from our investment in affordable housing tax projects of $336,000, $285,000, and $255,000, respectively, and $906,000 and $765,000 for the nine months ended September 30, 2024 and 2023. In addition, we recognized amortization expense related to these investments for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023 of $367,000, $301,000, and $282,000, respectively, and $969,000 and $846,000 for the nine months ended September 30, 2024 and 2023, which was included within income tax expense on the consolidated statements of income. We had no impairment losses during each of the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, or the nine months ended September 30, 2024 and 2023.

NOTE 21 - REPURCHASE OF COMMON STOCK

On February 29, 2024, the Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock. We repurchased 508,275 shares at a weighted average share price of $21.53 during the third quarter of 2024 and completed the authorized program.

NOTE 22 - SUBSEQUENT EVENTS

On October 21, 2024, we announced the Board of Directors had declared a common stock cash dividend of $0.16 per share, payable on November 12, 2024 to common shareholders of record as of October 31, 2024.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q (this “Report” or “Form 10-Q”), the term “Bancorp” refers to RBB Bancorp (“RBB”) and the term “Bank” refers to Royal Business Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. This Report contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our results of operations, financial condition and financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	the effectiveness of the Company's internal control over financial reporting and disclosure controls and procedures;
●	the potential for material weaknesses in the Company's internal controls over financial reporting or other potential control deficiencies of which the Company is not currently aware or which have not been detected;
●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the United States (“U.S.”) federal budget or debt or turbulence or uncertainly in domestic or foreign financial markets;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments;
●	possible additional provisions for credit losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	failure to comply with debt covenants;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	the effects of having concentrations in our loan portfolio, including commercial real estate and the risks of geographic and industry concentrations;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	severe weather, natural disasters, earthquakes, fires; or other adverse external events could harm our business;

●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine and in the Middle East, which could impact business and economic conditions in the U.S. and abroad;
●	public health crises and pandemics, and their effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions;
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;
●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
●	cybersecurity threats and the cost of defending against them;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	adverse results in legal proceedings;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in tax laws and regulations;
●	the impact of governmental efforts to restructure the U.S. financial regulatory system;
●	the impact of recent or future changes in the Federal Deposit Insurance Corporation (“FDIC”) insurance assessment rate and the rules and regulations related to the calculation of the FDIC insurance assessments;
●	the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters;
●	market disruption and volatility;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	issuances of preferred stock;
●	our ability to raise additional capital, if needed, and the potential resulting dilution of interests of holders of our common stock;
●	the soundness of other financial institutions and our ongoing relations with our various federal and state regulators, including the SEC, FDIC, FRB, California Department of Financial Protection and Innovation (“DFPI”) and Consumer Financial Protection Bureau; and
●	our success at managing the risks involved in the foregoing items.

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

Allowance for Credit Losses (ACL)

A sensitivity analysis of our ACL was performed as of September 30, 2024. Based on this sensitivity analysis, a positive 25% change in prepayment speed would result in a $1.4 million, or 3.18%, decrease to the ACL. A negative 25% change in prepayment speed would result in a $1.7 million, or 3.59%, increase to the ACL. Additionally, a one percentage point increase in the unemployment rate would result in a $1.1 million, or 2.32%, increase to the ACL and a one percentage point decrease in the unemployment rate would result in a $1.1 million, or 2.46%, decrease to the ACL. Management reviews the results using the comparison scenario for sensitivity analysis and considers the results when evaluating the qualitative factor adjustments.

On a quarterly basis, we stress test the qualitative factors, which are lending policy, procedures and strategies, economic conditions, changes in nature and volume of the portfolio, credit and lending staff, problem loan trends, loan review results, collateral value, concentrations and regulatory and business environment by creating two scenarios, moderate risk and major risk. In the Moderate Stress scenario, the status of all nine risk factors across all pooled loan types were set at “High-Moderate Risk” while in the Major Stress scenario, the status of all nine risk factors across all pooled loan types were set at “Major Risk.” Under the Moderate Stress scenario, the ACL would increase by $9.3 million, or 21.38%, as of September 30, 2024. Under the Major Stress scenario, the ACL would increase by $24.4 million, or 56.10%, as of September 30, 2024. Management compares the stress test results to our internal forecasts for earnings and capital and has concluded that the Company would remain well capitalized under these stressed scenarios.

For additional information on the policies, methodologies and judgments used to determine the ACL, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our 2023 Annual Report and Note 4 — Loans and Allowance for Credit Losses to the Notes to Consolidated Financial Statements in this Form 10-Q.

GENERAL

RBB Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned subsidiaries, the Bank and RBB Asset Management Company (“RAM”). RAM was formed to hold and manage problem assets acquired in business combinations. When we refer to “we”, “us”, “our”, or the “Company”, we are referring to RBB Bancorp and its consolidated subsidiaries including the Bank, collectively. When we refer to the “parent company”, “Bancorp”, or the “holding company”, we are referring to RBB Bancorp, the parent company, on a stand-alone basis. At September 30, 2024, we had total assets of $4.0 billion, gross loans held for investment ("HFI") of $3.1 billion, total deposits of $3.1 billion and total shareholders' equity of $509.7 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB.”

The Bank provides business-banking products and services predominantly to Asian-centric communities through full service branches located in Los Angeles County, Orange County and Ventura County in California, in the Las Vegas (Nevada), the New York City metropolitan areas, Chicago (Illinois), Edison (New Jersey) and Honolulu (Hawaii). The products and services include commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts, including specialized services such as remote deposit, E-banking, mobile banking and treasury management services.

We operate as a minority depository institution ("MDI"), which is defined by the FDIC as a federally insured depository institution where 51% or more of the voting stock is owned by minority individuals or a majority of the board of directors is minority and the community that the institution serves is predominantly minority. A MDI is eligible to receive support from the FDIC and other federal regulatory agencies such as training, technical assistance and review of proposed new deposit taking and lending programs, and the adoption of applicable policies and procedures governing such programs. We intend to maintain our MDI designation, as it is expected that at least 51% of our issued and outstanding shares of capital shall remain owned by minority individuals. The MDI designation has been historically beneficial to us, and we continue to use the program for technical assistance.

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

OVERVIEW

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of RBB and its wholly owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our audited financial statements included in our 2023 Annual Report, and the unaudited consolidated financial statements and accompanying notes presented elsewhere in this Report. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the year ending December 31, 2024.

We reported net income of $7.0 million, or $ 0.39 diluted earnings per share, for the quarter ended September 30, 2024, compared to net income of $7.2 million, or $0.39 diluted earnings per share, for the quarter ended June 30, 2024 and $8.5 million, or $0.45 diluted earnings per share for the quarter ended September 30, 2023.

At September 30, 2024, total assets were $4.0 billion, a decrease of $35.5 million from December 31, 2023, primarily due to an $82.0 million decrease in cash and cash equivalents and a $13.3 million decrease in available for sale ("AFS") investment securities, partially offset by a $60.0 million increase in gross loans HFI. The decrease in cash and cash equivalents was primarily due to a decrease in wholesale deposits, offset by an increase in retail deposits and FHLB advances. Wholesale deposits include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services.

At September 30, 2024, AFS investment securities totaled $305.7 million, inclusive of a pre-tax net unrealized loss of $23.2 million, compared to $319.0 million, inclusive of a pre-tax unrealized loss of $28.1 million at December 31, 2023. The pre-tax unrealized loss was due to a decline in the value of AFS investment securities due to continued higher market interest rates in 2024.

Total loans HFI, net of deferred fees and discounts, increased $60.0 million, or 2.0%, to $3.1 billion at September 30, 2024 from December 31, 2023. The increase was primarily due to an increase in commercial real estate ("CRE") loans of $84.8 million, partially offset by decreases in single-family residential ("SFR") mortgages of $14.4 million, Small Business Administration (“SBA”) loans of $4.0 million, construction and land development ("C&D") loans of $1.3 million, commercial and industrial (“C&I”) loans of $1.2 million, and other loans of $3.9 million. The loan to deposit ratio was 98.6% at September 30, 2024, compared to 94.2% at December 31, 2023, and 97.6% at September 30, 2023.

Total deposits were $3.1 billion as of September 30, 2024, an $82.6 million, or 2.6%, decrease compared to $3.2 billion as of December 31, 2023. This decrease was due to lower interest-bearing deposits. Noninterest-bearing deposits increased $4.0 million to $543.6 million at September 30, 2024, or 17.6% of total deposits, compared to $539.6 million, or 17.0% of total deposits at December 31, 2023. The decrease in interest-bearing deposits included a decrease in time deposits of $119.9 million, offset by an increase in non-maturity deposits of $33.4 million. The $119.9 million decrease in time deposits included a $258.3 million decrease in wholesale deposits, partially replaced by an increase of $138.4 million in retail deposits. Wholesale deposits totaled $147.3 million at September 30, 2024 and $405.6 million at December 31, 2023.

Borrowings, consisting of Federal Home Loan Bank ("FHLB") advances, long-term debt and subordinated debentures, were $334.5 million at September 30, 2024, an increase of $50.5 million from $284.1 million as of December 31, 2023. At September 30, 2024, we had $200.0 million of advances, of which $150 million had an original term of five years, a maturity date in the first quarter of 2025, and an average fixed rate of 1.18%. A putable advance of $50 million was executed on September 30, 2024 with a four year final maturity with a one-time option for the FHLB to call the debt after a one-year lock out period and prepayment symmetry at a rate of 3.42%.

As of September 30, 2024, the ACL totaled $44.5 million and was comprised of an allowance for loan losses (“ALL”) of $43.7 million and a reserve for unfunded commitments (“RUC”) of $779,000 (included in “Accrued interest and other liabilities”). This compares to the ACL of $42.4 million comprised of an ALL of $41.7 million and a RUC of $624,000 at June 30, 2024. The $2.1 million increase in the ACL for the third quarter of 2024 was due to a $3.3 million provision for credit losses, including higher specific reserves of $2.5 million, offset by net charge-offs of $1.2 million. The increase in specific reserves and charge-offs in the third quarter of 2024 was primarily due to a decrease in the estimated fair value of collateral-dependent loans, including estimated selling costs. Charge-offs in the third quarter of 2024 were related to one C&D loan and one CRE loan, which were written-down to their estimated fair value. The ALL as a percentage of loans HFI was 1.41% at September 30, 2024, compared to 1.37% at June 30, 2024. The ALL as a percentage of nonperforming loans was 72% at September 30, 2024, a decrease from 76% at June 30, 2024. The decrease in the ALL as a percentage of nonperforming loans was due in part to an increase in individually evaluated loans, which required no ALL.

At September 30, 2024, total shareholders' equity was $509.7 million, a $1.6 million decrease compared to June 30, 2024, and a $7.2 million increase compared to September 30, 2023. The decrease in shareholders' equity for the third quarter of 2024 was due to accretive common stock repurchases of $11.0 million and common stock cash dividends paid of $2.9 million, offset by net income of $7.0 million, lower net unrealized loss on available-for-sale securities of $4.8 million and equity compensation activity of $527,000. Book value per share and tangible book value per share increased to $28.81 and $24.64 at September 30, 2024, up from $28.12 and $24.06 at June 30, 2024. For additional information, see “Non-GAAP Financial Measures.”

On February 29, 2024, the Board of Directors authorized the repurchase of up to 1,000,000 shares of common stock. The repurchase program permitted shares to be repurchased in open market or private transactions, through block trades, and pursuant to any trading plan that may be adopted in accordance with SEC Rules 10b5-1 and 10b-8. The Company repurchased 508,275 shares at a weighted average share price of $21.53 during the third quarter of 2024 and completed the authorized program.

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(dollars in thousands, except per share data)
Interest income	$54,425	$52,886	$55,563	$162,106	$166,316
Interest expense	29,880	28,921	27,974	88,719	72,700
Net interest income	24,545	23,965	27,589	73,387	93,616
Provision for credit losses	3,300	557	1,399	3,857	3,793
Net interest income after provision for credit losses	21,245	23,408	26,190	69,530	89,823
Noninterest income	5,746	3,488	2,770	12,606	7,625
Noninterest expense	17,421	17,124	16,876	51,514	54,304
Income before income taxes	9,570	9,772	12,084	30,622	43,144
Income tax expense	2,571	2,527	3,611	8,342	12,752
Net income	$6,999	$7,245	$8,473	$22,280	$30,392

Share Data
Earnings per common share (1):
Basic	$0.39	$0.39	$0.45	$1.22	$1.60
Diluted	0.39	0.39	0.45	1.22	1.60
Performance Ratios
Return on average assets, annualized	0.72%	0.76%	0.83%	0.76%	1.01%
Return on average shareholders’ equity, annualized	5.47%	5.69%	6.66%	5.82%	8.14%
Return on average tangible common equity, annualized (2)	6.40%	6.65%	7.82%	6.81%	9.58%
Efficiency ratio (3)	57.51%	62.38%	55.59%	59.90%	53.64%
Tangible common equity to tangible assets (2)	11.13%	11.53%	10.71%	11.13%	10.71%
Tangible book value per share (2)	$24.64	$24.06	$22.53	$24.64	$22.53

(1)

Basic earnings per share is calculated by dividing net income to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.

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

Average Balance Sheet, Interest and Yield/Rate Analysis

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans, cash and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2024 and 2023. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. For additional information see “Capital Resources and Liquidity Management” and Part I, Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Report.

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

	Three Months Ended
	September 30, 2024			June 30, 2024			September 30, 2023
	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$260,205	$3,646	5.57%	$255,973	$3,608	5.67%	$270,484	3,445	5.05%
FHLB Stock	15,000	326	8.65%	15,000	327	8.77%	15,000	290	7.67%
Securities (1)
Available for sale	298,948	3,105	4.13%	318,240	3,608	4.56%	369,459	4,187	4.50%
Held to maturity	5,198	46	3.52%	5,203	46	3.56%	5,385	48	3.54%
Mortgage loans held for sale	1,165	23	7.85%	3,032	57	7.56%	739	13	6.98%
Loans held for investment:
Real estate	2,888,528	43,495	5.99%	2,828,339	41,590	5.91%	2,968,246	43,583	5.83%
Commercial	179,885	3,808	8.42%	185,679	3,673	7.96%	187,140	4,021	8.52%
Total loans held for investment	3,068,413	47,303	6.13%	3,014,018	45,263	6.04%	3,155,386	47,604	5.99%
Total interest-earning assets	3,648,929	$54,449	5.94%	3,611,466	$52,909	5.89%	3,816,453	$55,587	5.78%
Noninterest-earning assets	242,059			240,016			250,083
Total assets	$3,890,988			$3,851,482			$4,066,536

Interest-bearing liabilities:
NOW	$55,757	$277	1.98%	$56,081	$276	1.98%	$55,325	$201	1.44%
Money market	439,936	4,093	3.70%	431,559	3,877	3.61%	403,300	2,656	2.61%
Saving deposits	164,515	823	1.99%	164,913	800	1.95%	123,709	249	0.80%
Time deposits, less than $250,000	1,037,365	12,312	4.72%	1,049,666	12,360	4.74%	1,285,320	14,090	4.35%
Time deposits, $250,000 and over	819,207	10,241	4.97%	772,255	9,490	4.94%	717,026	7,759	4.29%
Total interest-bearing deposits	2,516,780	27,746	4.39%	2,474,474	26,803	4.36%	2,584,680	24,955	3.83%
FHLB advances	150,543	453	1.20%	150,000	439	1.18%	150,000	440	1.16%
Long-term debt	119,370	1,295	4.32%	119,275	1,296	4.37%	173,923	2,194	5.00%
Subordinated debentures	15,066	386	10.19%	15,011	383	10.26%	14,848	385	10.29%
Total interest-bearing liabilities	2,801,759	29,880	4.24%	2,758,760	28,921	4.22%	2,923,451	27,974	3.80%
Noninterest-bearing liabilities
Noninterest-bearing deposits	528,081			529,450			571,371
Other noninterest-bearing liabilities	52,428			51,087			67,282
Total noninterest-bearing liabilities	580,509			580,537			638,653
Shareholders' equity	508,720			512,185			504,432
Total liabilities and shareholders' equity	$3,890,988			$3,851,482			$4,066,536
Net interest income / interest rate spreads		$24,569	1.70%		$23,988	1.67%		$27,613	1.98%
Net interest margin			2.68%			2.67%			2.87%

Total cost of deposits	$3,044,861	$27,746	3.63%	$3,003,924	$26,803	3.59%	$3,156,051	$24,955	3.14%
Total cost of funds	$3,329,840	$29,880	3.57%	$3,288,210	$28,921	3.54%	$3,494,822	$27,974	3.18%

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.

	Nine Months Ended September 30,
	2024			2023
	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$293,597	$12,560	5.71%	$177,393	$6,813	5.13%
FHLB Stock	15,000	984	8.76%	15,000	813	7.25%
Securities: (1)
Available for sale	312,352	10,302	4.41%	332,007	10,245	4.13%
Held to maturity	5,203	140	3.59%	5,610	151	3.60%
Mortgage loans held for sale	1,802	105	7.78%	295	16	7.25%
Loans held for investment:
Real estate	2,851,625	126,852	5.94%	3,041,393	134,791	5.93%
Commercial	181,716	11,236	8.26%	214,618	13,562	8.45%
Total loans held for investment	3,033,341	138,088	6.08%	3,256,011	148,353	6.09%
Total interest-earning assets	3,661,295	$162,179	5.92%	3,786,316	$166,391	5.88%
Total noninterest-earning assets	242,802			244,822
Total average assets	$3,904,097			$4,031,138

Interest-bearing liabilities:
NOW	$56,924	$851	2.00%	$59,476	$511	1.15%
Money market	427,884	11,496	3.59%	431,299	7,315	2.27%
Savings deposits	162,207	2,277	1.88%	118,550	354	0.40%
Time deposits, $250,000 and under	1,087,501	38,476	4.73%	1,141,290	33,905	3.97%
Time deposits, greater than $250,000	792,310	29,249	4.93%	729,699	20,519	3.76%
Total interest-bearing deposits	2,526,826	82,349	4.35%	2,480,314	62,604	3.37%
FHLB advances	150,182	1,331	1.18%	179,707	2,428	1.81%
Long-term debt	119,276	3,886	4.35%	173,780	6,584	5.07%
Subordinated debentures	15,012	1,153	10.26%	14,794	1,084	9.80%
Total interest-bearing liabilities	2,811,296	88,719	4.22%	2,848,595	72,700	3.41%
Noninterest-bearing liabilities
Noninterest-bearing deposits	528,624			624,781
Other noninterest-bearing liabilities	52,955			58,786
Total noninterest-bearing liabilities	581,579			683,567
Shareholders' equity	511,222			498,976
Total liabilities and shareholders' equity	$3,904,097			$4,031,138
Net interest income / interest rate spreads		$73,460	1.70%		$93,691	2.47%
Net interest margin			2.68%			3.31%

Total cost of deposits	$3,055,450	$82,349	3.60%	$3,105,095	$62,604	2.70%
Total cost of funds	$3,339,920	$88,719	3.55%	$3,473,376	$72,700	2.80%

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.

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

	Three Months Ended September 30, 2024 compared with Three Months Ended June 30, 2024			Three Months Ended September 30, 2024 compared with Three Months Ended September 30, 2023			Nine Months Ended September 30, 2024 compared with Nine Months Ended September 30, 2023
	Change due to:			Change due to:			Change due to:
	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance
Interest-earning assets:	(dollars in thousands)
Cash and cash equivalents	$266	$(228)	$38	$(704)	$905	$201	$4,901	$846	$5,747
FHLB Stock	—	(1)	(1)	—	36	36	—	171	171
Securities: (1)
Available for sale	(197)	(306)	(503)	(780)	(302)	(1,082)	(840)	897	57
Held to maturity	—	—	—	(2)	—	(2)	(10)	(1)	(11)
Mortgage loans held for sale	(49)	15	(34)	8	2	10	87	2	89
Loans held for investment:
Real estate	1,164	741	1,905	(4,741)	4,653	(88)	(8,322)	383	(7,939)
Commercial	(551)	686	135	(164)	(49)	(213)	(2,028)	(298)	(2,326)
Total loans held for investment	613	1,427	2,040	(4,905)	4,604	(301)	(10,350)	85	(10,265)
Total interest-earning assets	$633	$907	$1,540	$(6,383)	$5,245	$(1,138)	$(6,212)	$2,000	$(4,212)

Interest-bearing liabilities
NOW	$1	$-	$1	$1	$75	$76	$(36)	$376	$340
Money market	95	121	216	257	1,180	1,437	(97)	4,278	4,181
Saving deposits	(12)	35	23	104	470	574	174	1,749	1,923
Time deposits, less than $250,000	(35)	(13)	(48)	(7,835)	6,057	(1,778)	(2,524)	7,095	4,571
Time deposits, $250,000 and over	683	68	751	1,175	1,307	2,482	1,887	6,843	8,730
Total interest-bearing deposits	732	211	943	(6,298)	9,089	2,791	(596)	20,341	19,745
FHLB advances	2	12	14	1	12	13	(352)	(745)	(1,097)
Long-term debt	7	(8)	(1)	(627)	(272)	(899)	(1,857)	(841)	(2,698)
Subordinated debentures	9	(6)	3	18	(17)	1	16	53	69
Total interest-bearing liabilities	750	209	959	(6,906)	8,812	1,906	(2,789)	18,808	16,019
Changes in net interest income	$(117)	$698	$581	$523	$(3,567)	$(3,044)	$(3,423)	$(16,808)	$(20,231)

(1)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.

Net Interest Income/Average Balance Sheet

Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024

Net interest income was $24.5 million for the third quarter of 2024, compared to $24.0 million for the second quarter of 2024. The $580,000 increase was due to an increase in interest income of $1.5 million offset by an increase in interest expense of $959,000. The increase in interest income was due mostly to higher interest income on loans held for investment (“HFI”) of $2.0 million, partially offset by lower interest income on investment securities of $504,000. The increase in loan interest income was mostly due to higher average loans HFI of $54.4 million combined with a 9 basis point increase in the HFI loan yield. The decrease in investment income was attributed to lower average balances and a lower portfolio yield as proceeds from maturing short-term commercial paper were invested into loans and interest-earning cash. The increase in interest expense was due to higher average interest-bearing deposits of $42.3 million in the third quarter of 2024.

Net interest margin ("NIM") was 2.68% for the third quarter of 2024, an increase of 1 basis point from 2.67% for the second quarter of 2024. The increase was due to a 5 basis point increase in the yield on average interest-earning assets, partially offset by a 3 basis point increase in the overall cost of funds. The yield on average interest-earning assets increased to 5.94% for the third quarter of 2024 from 5.89% for the second quarter of 2024 due mainly to a 9 basis point increase in the yield on average loans HFI to 6.13% for the third quarter of 2024. The increase in the loan yield was largely attributed to nonaccrual loan activity in the current and prior quarter, including both the recapture of interest income for fully paid off nonaccrual loans and reversals of interest income for loans migrating to nonaccrual status. Such activity increased the third quarter loan yield by 1 basis point and decreased the second quarter loan yield by 7 basis points. Average loans represented 84% of average interest-earning assets in the third quarter of 2024, unchanged from the second quarter of 2024.

The overall cost of funds increased to 3.57% in the third quarter of 2024 from 3.54% in the second quarter of 2024 due to a higher average cost of interest-bearing deposits in the third quarter of 2024 as compared to the second quarter of 2024. The overall funding mix remained relatively unchanged from the second quarter of 2024 as the ratio of average noninterest-bearing deposits to average total funding sources remained relatively unchanged at 16% for the third and second quarters of 2024. The all-in spot rate for total deposits was 3.53% at September 30, 2024.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net interest income was $24.5 million for the third quarter of 2024, compared to $27.6 million for the third quarter of 2023. The $3.0 million decrease in net interest income was primarily due to higher interest expense of $1.9 million and lower interest income of $1.1 million. The increase in interest expense was due to higher average rates paid on interest-bearing deposits, a lower percentage of noninterest-bearing deposits offset by lower average subordinated debt. In the fourth quarter of 2023, we redeemed $55.0 million of subordinated debt, which lowered interest expense by $899,000. Interest expense on deposits increased $2.8 million to $27.7 million for the third quarter of 2024 from $25.0 million for the third quarter of 2023. The increase in interest expense on deposits was primarily due to the increase in the average rates paid on interest-bearing deposits, partially offset by a $67.9 million decrease in average interest-bearing deposits. Average noninterest-bearing deposits decreased $43.3 million to $528.1 million in the third quarter of 2024 from $571.4 million in the third quarter of 2023. Average noninterest-bearing deposits as a percentage of total average deposits was 17.3% for the third quarter of 2024 compared to 18.1% for the third quarter of 2023.

The decrease in interest income was primarily due to lower average interest earning asset balances as compared to the same quarter last year, partially offset by higher yields on loans and interest earning deposits in other financial institutions. Average loans represented 84% of average interest-earning assets in the third quarter of 2024 compared to 83% in the third quarter of 2023. The decrease in interest income was comprised of lower interest income on investment securities of $1.1 million and lower interest income on loans HFI of $301,000, partially offset by higher interest income on interest-earning deposits in other financial institutions of $195,000. The decrease in investment income was due to a $70.5 million decrease in average AFS securities combined with a lower average yield of 4.13% for the 2024 period from 4.50% for the 2023 period. The decrease in loans HFI interest income was primarily due to an $87.0 million decrease in average outstanding loan balances due to strategic loans sales and moderated loan production to improve the risk profile of the loan portfolio and strengthen overall on-balance sheet liquidity in response to market conditions during 2023.

NIM was 2.68% for the third quarter of 2024, a decrease of 19 basis points from 2.87% for the third quarter of 2023. The decrease was primarily due to a 39 basis point increase in the overall cost of funds, partially offset by a 16 basis point increase in the yield on interest earnings assets to 5.94% for the third quarter of 2024 from 5.78% for the third quarter of 2023. The increase in the yield on interest earning assets was due mainly to a 14 basis point increase in the yield on loans HFI to 6.13% for the third quarter of 2024 compared to 5.99% for the third quarter of 2023. The cost of interest-bearing deposits increased 56 basis points due to increased market rates including the Federal Reserve raising the target Federal Funds Rate during 2023 and peer bank deposit competition. The Federal Funds Rate averaged 5.26% during the third quarter of 2024, unchanged from the same period in 2023.

Interest and fees on loans HFI for the third quarter of 2024 were $47.3 million compared to $47.6 million for the third quarter of 2023. The $301,000 decrease was primarily due to an $87.0 million decrease in the average outstanding balance of loans HFI. The decrease in the average loan balance was primarily due to strategic loans sales and moderated loan production to improve the risk profile of the loan portfolio and strengthen overall on-balance sheet liquidity in response to market conditions during 2023. For the three months ended September 30, 2024 and 2023, the yield on loans HFI was 6.13% and 5.99%.

Interest expense on deposits increased to $27.7 million for the third quarter of 2024 as compared to $25.0 million for the third quarter of 2023. The $2.8 million increase in interest expense on deposits was primarily due to the increase in the average rates paid on interest-bearing deposits, partially offset by a $67.9 million decrease in average interest-bearing deposits. Average noninterest-bearing deposits decreased $43.3 million to $528.1 million in the third quarter of 2024 from $571.4 million in the third quarter of 2023. Average noninterest-bearing deposits as a percentage of total average deposits was 17.3% for the third quarter of 2024 compared to 18.1% for the third quarter of 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net interest income was $73.5 million for the nine months ended September 30, 2024, compared to $93.7 million for the nine months ended September 30, 2023. The $20.2 million decrease in net interest income was primarily due to higher interest expense of $16.0 million and lower interest income of $4.2 million. The increase in interest expense was due to higher average rates paid on interest-bearing deposits, and a change in the mix of total deposits.

The increase in interest expense was due to higher average interest-bearing deposits, higher average rates paid on such deposits and the impact of a lower percentage of noninterest-bearing deposits, offset by lower average long-term debt. In the fourth quarter of 2023, we redeemed $55 million of subordinated debt, which lowered interest expense by $2.7 million. Interest expense on deposits increased $19.7 million to $82.3 million for the nine months ended September 30, 2024 from $62.6 million for the nine months ended September 30, 2023. The increase in interest expense on deposits was primarily due to a 98 basis point increase in the cost of interest-bearing deposits due to increases in market rates and peer competition combined with a $46.5 million increase in average interest-bearing deposit balances. Average interest-bearing deposits increased, in part, to help offset a decrease in noninterest-bearing deposits as customers looked to higher yielding deposit products in response to higher market interest rates. Average noninterest-bearing deposits decreased $96.2 million to $528.6 million for the first nine months of 2024 from $624.8 million for the first nine months of 2023. Average noninterest-bearing deposits as a percentage of total average deposits was 17.3% for the first nine months of 2024 compared to 20.1% for the first nine months of 2023.

The decrease in interest income was primarily due to a change in the mix of average interest-earning assets including lower average loan balances as compared to the same period last year. Average loans represented 83% of average interest-earning assets in the first nine months of 2024 compared to 86% in the first nine months of 2023. Interest and fees on loans HFI for the nine months ended September 30, 2024 was $138.1 million compared to $148.4 million for the nine months ended September 30, 2023. The $10.3 million decrease was primarily due to a $222.7 million decrease in the average outstanding loan balances due to strategic loans sales and moderated loan production described above combined with a relatively unchanged yield on loans HFI year over year.

NIM was 2.68% for the nine months ended September 30, 2024, a decrease of 63 basis points from 3.31% for the nine months ended September 30, 2023. The decrease was primarily due to a 75 basis point increase in the total cost of funds, partially offset by a 4 basis point increase in the yield on interest-earning assets. The cost of interest-bearing deposits increased 98 basis points due to increased market rates including the Federal Reserve raising the target Federal Funds Rate 100 basis points between January 1, 2023 and July 31, 2023, and peer bank deposit competition. The weighted average Federal Funds Rate was 5.31% for the first nine months of 2024 compared to 4.92% for the first nine months of 2023.

Provision for Credit Losses

Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024

We recorded a $3.3 million provision for credit losses for the third quarter of 2024 compared to a $557,000 provision for credit losses for the second quarter of 2024. The third quarter provision increased due to a number of factors including (i) higher specific reserves on nonperforming loans of $2.5 million; (ii) net charge-offs of $1.2 million; and (iii) higher nonperforming and criticized loans, offset in part by modest improvements in the underlying economic conditions as of September 30, 2024.  The increase in specific reserves and net charge-offs for the third quarter of 2024 was due to a decrease in the estimated fair value of collateral-dependent loans. Charge-offs in the third quarter of 2024 were related to one C&D loan and one CRE loan, which were written-down to their estimated fair value, less selling costs. The outlook for economic conditions including factors such as the interest rate environment and the forecast for GDP and unemployment rates have continued to generally improve in the third quarter of 2024, as compared to the second quarter of 2024.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

We recorded a provision for credit losses of $3.3 million for the third quarter of 2024 compared to a $1.4 million provision for the third quarter of 2023. The third quarter provision increased primarily due to higher specific reserves of $2.5 million and the impact of higher nonperforming and criticized loans, offset in part by the impact of modest improvements in the underlying economic conditions.  The increase in specific reserves for the third quarter of 2024 was due to a decrease in the estimated fair value of collateral-dependent loans. There were $1.2 million in net loan charge-offs in the third quarter of 2024, as compared to $2.2 million in net loan charge-offs in the third quarter of 2023. The outlook for economic conditions, including factors such as the interest rate environment and the forecast for GDP and unemployment rates have continued to generally improve in the third quarter of 2024, as compared to the same quarter of 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

We recorded a provision for credit losses of $3.9 million for the nine months ended September 30, 2024 compared to a $3.8 million provision for the nine months ended September 30, 2023. The provision for credit losses for the first nine months of 2024 included a provision for loan losses of $3.7 million and a provision for unfunded commitments of $139,000 compared to a provision for loan losses of $4.3 million, partially offset by a reversal of provision for unfunded commitments of $504,000 for the first nine months of 2023. The $579,000 decrease in the provision for loan losses year over year is due to the impact of an improvement in the outlook for economic conditions and interest rate environment, partially offset by higher charge-offs combined with higher specific reserves and higher levels of nonperforming and criticized loans as compared to the same period last year. During 2024, net loan charge-offs totaled $1.9 million and specific reserves have increased $2.4 million as compared to $2.9 million in charge-offs and no specific reserves for the nine months ended September 30, 2023.

Noninterest Income

The following table sets forth the major components of our noninterest income for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Noninterest income:	(dollars in thousands)
Service charges and fees	$1,071	$1,064	$1,057	$3,127	$3,200
Gain on sale of loans	447	451	212	1,210	258
Loan servicing income, net of amortization	605	579	623	1,773	1,959
Increase in cash surrender value of life insurance	403	385	356	1,170	1,036
Gain on OREO	—	292	190	1,016	190
Other income	3,220	717	332	4,310	982
Total noninterest income	$5,746	$3,488	$2,770	$12,606	$7,625

Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024

Noninterest income for the third quarter of 2024 was $5.7 million, an increase of $2.3 million from $3.5 million in the second quarter of 2024. This increase was mostly due to a $2.8 million recovery of a fully charged off loan, which had been acquired in a bank acquisition (included in other income), partially offset by lower net gain on other real estate owned ("OREO") of $292,000.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Noninterest income increased $3.0 million to $5.7 million for the third quarter of 2024 from $2.8 million for the same quarter in the prior year. This increase was mostly due to the $2.8 million recovery of a fully charged off loan as previously described, and higher gain on sale of loans of $235,000, partially offset by lower net gain on OREO of $190,000.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Noninterest income increased $5.0 million to $12.6 million for the nine months ended September 30, 2024, compared to $7.6 million for the same period in the prior year. The increase was mostly due to the $2.8 million recovery of a fully charged off loan as previously described, higher gain on sale of loans of $952,000 and higher gain on OREO of $826,000.

The following table presents information on loan servicing income for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Loan servicing income, net of amortization:	(dollars in thousands)
Single-family residential loans	$441	$412	$534	$1,296	$1,614
SBA loans	164	167	89	477	345
Total	$605	$579	$623	$1,773	$1,959

During the three and nine months ended September 30, 2024 and 2023, we serviced SFR mortgage loans for other financial institutions, Federal Home Loan Mortgage Corporation ("FHLMC"), and Federal National Mortgage Association ("FNMA").

The following table presents loans serviced for others as of the dates indicated:

	As of			September 30, 2024 Compared to
	September 30, 2024	June 30, 2024	September 30, 2023	June 30, 2024	September 30, 2023
Loans serviced:	(dollars in thousands)
Single-family residential loans serviced	$955,134	$967,005	$1,041,352	$(11,871)	$(86,218)
SBA loans serviced	96,756	100,958	102,605	(4,202)	(5,849)
Commercial real estate loans serviced	3,774	3,786	3,933	(12)	(159)
Construction loans serviced	6,378	5,521	4,388	857	1,990
Total	$1,062,042	$1,077,270	$1,152,278	$(15,228)	$(90,236)

The following table presents information on loans sold and gain on sale of loans for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Loans sold:	(dollars in thousands)
SBA	$2,115	$4,251	$3,014	$9,774	$3,141
Single-family residential mortgage (1)	19,629	13,950	28,846	38,867	31,092
	$21,744	$18,201	$31,860	$48,641	$34,233
Gain on sale of loans:
SBA	$90	$266	$189	$576	$199
Single-family residential mortgage	357	185	23	634	59
	$447	$451	$212	$1,210	$258
(1)

SFR mortgage loans sold with servicing rights retained were $4.7 million, $7.0 million, and $8.1 million for the three months ended September 30, 2024, June 30, 2024 and September 30, 2023. SFR mortgage loans sold with servicing rights retained were $15.3 million and $10.3 million for the nine months ended September 30, 2024 and September 30, 2023.

Noninterest Expense

The following table sets forth major components of our noninterest expense for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Noninterest expense:	(dollars in thousands)
Salaries and employee benefits	$10,008	$9,533	$9,744	$29,468	$28,935
Occupancy and equipment expenses	2,518	2,439	2,414	7,400	7,242
Data processing	1,472	1,466	1,315	4,358	3,969
Legal and professional	958	1,260	1,022	3,098	6,907
Office expenses	348	352	437	1,056	1,163
Marketing and business promotion	252	189	340	613	892
Insurance and regulatory assessments	658	981	730	2,621	2,043
Core deposit premium	200	201	236	602	708
Other expenses	1,007	703	638	2,298	2,445
Total noninterest expense	$17,421	$17,124	$16,876	$51,514	$54,304

Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024

Noninterest expense for the third quarter of 2024 was $17.4 million, an increase of $297,000 compared to $17.1 million for the second quarter of 2024. This increase was due to higher salaries and employee benefits expense of $475,000 due in part to higher loan production and higher other expenses of $304,000 due to higher loan related expense. These increases were partially offset by lower insurance and regulatory assessments of $323,000 and lower legal and professional expenses of $302,000, the latter being due to reimbursed legal costs from nonaccrual loan payoffs.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Noninterest expense for the third quarter of 2024 was $17.4 million, an increase of $545,000 compared to $16.9 million for the third quarter of 2023. This increase was due to higher salaries and employee benefits expense of $264,000 due in part to higher loan production and higher other expenses of $369,000 due to higher loan related expense.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Noninterest expense for the nine months ended September 30, 2024 was $51.5 million, a decrease of $2.8 million compared to $54.3 million for the nine months ended September 30, 2023. This decrease was due to lower legal and professional expenses of $3.8 million due to a previously disclosed internal investigation that has been subsequently resolved and lower external auditor fees, partially offset by higher insurance and regulatory assessments of $578,000 mostly due to a higher FDIC assessment associated with the consent order issued in October 2023 and subsequently terminated in August 2024. These decreases were partially offset by higher salaries and employee benefits expense of $533,000 due in part to higher loan production.

Income Tax Expense

Three Months Ended September 30, 2024 Compared to Three Months Ended June 30, 2024

We recorded an income tax provision of $2.6 million and $2.5 million, reflecting an effective tax rate of 26.9% and 25.9%, for the three months ended September 30, 2024 and June 30, 2024. The effective tax rate is lower than the statutory rate of 31% mostly due to utilizing a higher level of tax credits, including the benefits from Low-Income Housing Tax Credit ("LIHTC") investments and commitments to purchase Federal transferable tax credits.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

We recorded an income tax provision of $2.6 million and $3.6 million, reflecting an effective tax rate of 26.9% and 29.9%, for the three months ended September 30, 2024 and 2023. The decrease in the effective tax rate in the third quarter of 2024 was due in part to utilizing a higher level of tax credits.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

We recorded an income tax provision of $8.3 million and $12.8 million, reflecting an effective tax rate of 27.2% and 29.6%, for the nine months ended September 30, 2024 and 2023. The decrease in the effective tax rate for the first nine months of 2024 was due in part to utilizing a higher level of tax credits.

The higher level of tax credits was due to LIHTCs representing a higher portion of our pre-tax net income and the addition of new tax credits related mostly to commitments to purchase Federal transferable tax credits made available under the Inflation Reduction Act of 2023.

ANALYSIS OF FINANCIAL CONDITION

Assets

At September 30, 2024, total assets were $4.0 billion, a decrease of $35.5 million, from total assets of $4.0 billion at December 31, 2023, primarily due to an $82.0 million decrease in cash and cash equivalents and a $13.3 million decrease in AFS investment securities, partially offset by a $60.0 million increase in gross loans HFI. The decrease in cash and cash equivalents was primarily due to a decrease of $258.3 million in wholesale deposits, offset by an increase in retail deposits and FHLB advances.

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

	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value	(dollars in thousands)
Government agency securities	$6,459	2.1%	$8,161	2.5%
SBA agency securities	26,930	8.7%	13,217	4.1%
Mortgage-backed securities: residential	36,444	11.7%	34,652	10.7%
Collateralized mortgage obligations: residential	93,186	30.0%	82,327	25.3%
Collateralized mortgage obligations: commercial	76,924	24.7%	67,299	20.8%
Commercial paper	24,513	7.9%	73,105	22.6%
Corporate debt securities (1)	31,732	10.2%	30,691	9.5%
Municipal tax-exempt securities	9,478	3.0%	9,509	2.8%
Total securities, available for sale, at fair value	$305,666	98.3%	$318,961	98.3%
Securities, held to maturity, at amortized cost
Municipal tax-exempt securities	$4,695	1.5%	$4,708	1.5%
Municipal taxable securities	500	0.2%	501	0.2%
Total securities, held to maturity, at amortized cost	5,195	1.7%	5,209	1.7%
Total securities	$310,861	100.0%	$324,170	100.0%

(1)	Comprised of corporate note securities and financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM as of the dates indicated.

	Amortized	Gross Unrealized	Gross Unrealized	Fair
September 30, 2024	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
Government agency securities	$6,745	$—	$(286)	$6,459
SBA agency securities	26,877	202	(149)	26,930
Mortgage-backed securities: residential	41,278	26	(4,860)	36,444
Collateralized mortgage obligations: residential	103,084	560	(10,458)	93,186
Collateralized mortgage obligations: commercial	79,024	183	(2,283)	76,924
Commercial paper	24,512	1	—	24,513
Corporate debt securities	34,751	48	(3,067)	31,732
Municipal tax-exempt securities	12,610	—	(3,132)	9,478
	$328,881	$1,020	$(24,235)	$305,666
Held to maturity
Municipal tax-exempt securities	$4,695	$—	$(110)	$4,585
Municipal taxable securities	500	2	—	502
	$5,195	$2	$(110)	$5,087
December 31, 2023
Available for sale
Government agency securities	$8,705	$—	$(544)	$8,161
SBA agency securities	13,289	144	(216)	13,217
Mortgage-backed securities: residential	40,507	—	(5,855)	34,652
Collateralized mortgage obligations: residential	94,071	454	(12,198)	82,327
Collateralized mortgage obligations: commercial	69,941	22	(2,664)	67,299
Commercial paper	73,121	—	(16)	73,105
Corporate debt securities	34,800	—	(4,109)	30,691
Municipal tax-exempt securities	12,636	—	(3,127)	9,509
	$347,070	$620	$(28,729)	$318,961
Held to maturity
Municipal tax-exempt securities	$4,708	$—	$(115)	$4,593
Municipal taxable securities	501	3	—	504
	$5,209	$3	$(115)	$5,097

The weighted-average life on the total investment portfolio at September 30, 2024 was 5.3 years compared to a weighted-average life of 5.1 years at December 31, 2023. The increase in the weighted average life is due to a decrease in commercial paper, which generally has a 3 month term. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows our investment securities’ fair value and weighted average yields by maturity in the following maturity groupings as of September 30, 2024. The fair value of the securities portfolio is shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted
September 30, 2024	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield
	(dollars in thousands)
Government agency securities	$88	2.33%	$6,371	2.90%	$—	—%	$—	—%	$6,459	2.89%
SBA agency securities	—	—%	7,048	4.88%	19,882	5.98%	—	—%	26,930	5.68%
Mortgage-backed securities: residential	—	—%	8,710	0.91%	27,734	2.46%	—	—%	36,444	2.11%
Collateralized mortgage obligations: residential	7,068	5.61%	54,283	4.19%	31,835	1.16%	—	—%	93,186	3.08%
Collateralized mortgage obligations: commercial	3,533	5.92%	36,294	4.99%	37,097	5.78%	—	—%	76,924	5.41%
Commercial paper	24,513	5.57%	—	—%	—	—%	—	—%	24,513	5.57%
Corporate debt securities	1,985	4.00%	11,742	4.34%	15,972	3.51%	2,033	2.89%	31,732	3.77%
Municipal tax-exempt securities	—	—%	—	—%	—	—%	9,478	2.06%	9,478	2.06%
Total available for sale	$37,187	5.52%	$124,448	4.17%	$132,520	3.54%	$11,511	2.20%	$305,666	3.95%

Municipal tax-exempt securities	$—	—%	$—	—%	$2,885	3.43%	$1,700	3.21%	$4,585	3.35%
Municipal taxable securities	502	5.25%	—	—%	—	—%	—	—%	502	5.25%
Total held to maturity	$502	5.25%	$—	0.00%	$2,885	3.43%	$1,700	3.21%	$5,087	3.53%

The table below shows our investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be impaired under the current expected credit loss model. A summary of our analysis of these securities and the unrealized losses is described more fully in "Note 4 — Investment Securities" of our audited consolidated financial statements included in our 2023 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
September 30, 2024	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Government agency securities	$—	$—	$6,459	$(286)	$6,459	$(286)
SBA agency securities	9,304	(3)	1,954	(146)	11,258	(149)
Mortgage-backed securities: residential	—	—	32,470	(4,860)	32,470	(4,860)
Collateralized mortgage obligations: residential	5,937	(98)	59,095	(10,360)	65,032	(10,458)
Collateralized mortgage obligations: commercial	14,101	(64)	35,555	(2,219)	49,656	(2,283)
Corporate debt securities	—	—	25,956	(3,067)	25,956	(3,067)
Municipal tax-exempt securities	—	—	9,478	(3,132)	9,478	(3,132)
Total available for sale	$29,342	$(165)	$170,967	$(24,070)	$200,309	$(24,235)

Municipal tax-exempt securities	$—	$—	$4,585	$(110)	$4,585	$(110)
Municipal taxable securities	—	—	—	—	—	—
Total held to maturity	$—	$—	$4,585	$(110)	$4,585	$(110)

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
December 31, 2023	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(dollars in thousands)
Government sponsored agencies	$4,238	$(72)	$3,923	$(472)	$8,161	$(544)
SBA securities	5,102	(18)	2,094	(198)	7,196	(216)
Mortgage-backed securities: residential	—	—	34,652	(5,855)	34,652	(5,855)
Collateralized mortgage obligations: residential	2,597	(37)	60,275	(12,161)	62,872	(12,198)
Collateralized mortgage obligations: commercial	18,463	(70)	35,077	(2,594)	53,540	(2,664)
Commercial paper	53,211	(16)	—	—	53,211	(16)
Corporate debt securities	—	—	30,691	(4,109)	30,691	(4,109)
Municipal tax-exempt securities	—	—	9,509	(3,127)	9,509	(3,127)
Total available for sale	$83,611	$(213)	$176,221	$(28,516)	$259,832	$(28,729)

Municipal tax-exempt securities	$1,397	$(19)	$3,196	$(96)	$4,593	$(115)
Total held to maturity	$1,397	$(19)	$3,196	$(96)	$4,593	$(115)

There was no ACL on the HTM securities portfolio as of September 30, 2024 and December 31, 2023. We monitor our securities portfolio to ensure all of our investments have adequate credit support and we consider the lowest credit rating for identification of potential credit impairment. As of September 30, 2024, we believe there was no impairment. In addition, we did not have the current intent to sell securities with a fair value below amortized cost at September 30, 2024, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. As of September 30, 2024, all of our investment securities in an unrealized loss position received an investment grade credit rating. The overall net decreases in fair value during the period were attributable to a combination of changes in interest rates and market conditions.

Loans

The loan portfolio is the largest category of our interest-earning assets. Total loans HFI increased $60.0 million, or 2.0%, to $3.09 billion at September 30, 2024 as compared to $3.03 billion at December 31, 2023. The increase was primarily due to an increase in commercial real estate ("CRE") loans of $84.8 million, partially offset by decreases in SFR mortgages of $14.4 million, SBA loans of $4.0 million, C&D loans of $1.3 million, C&I loans of $1.2 million, and other loans of $3.9 million. In addition, mortgage loans held for sale ("HFS") decreased $1.1 million to $812,000 at September 30, 2024. SFR mortgage loans HFI represent approximately 48% of our total loans as of September 30, 2024 and 49% at December 31, 2023.

The following table presents the balance and associated percentage of our loan portfolio, by loan type, as of the dates indicated:

	As of September 30, 2024		As of December 31, 2023
	$	%	$	%
Loans HFI:(1)	(dollars in thousands)
Construction and land development	$180,196	5.8%	$181,469	6.0%
Commercial real estate (2)	1,252,682	40.5%	1,167,857	38.5%
Single-family residential mortgages	1,473,396	47.7%	1,487,796	49.1%
Commercial and industrial	128,861	4.2%	130,096	4.3%
SBA	48,089	1.6%	52,074	1.7%
Other loans	8,672	0.2%	12,569	0.4%
Total loans HFI	3,091,896	100.0%	3,031,861	100.0%
Allowance for loan losses	(43,685)		(41,903)
Total loans HFI, net	$3,048,211		$2,989,958

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential and SFR loans for a business purpose.

The following table presents the geographic locations of loans in our loan portfolio, by loan type, as of the date indicated:

	As of September 30, 2024
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and Industrial	SBA	Other	Total loans HFI
	$	$	$	$	$	$	$	%
Loans HFI:	(dollars in thousands)
California	$110,380	$654,017	$698,876	$117,111	$30,507	$537	$1,611,428	52.1%
Hawaii	—	1,738	6,497	114	—		8,349	0.3%
Illinois	102	33,787	47,873	1,506	—	—	83,268	2.7%
New Jersey	—	20,868	28,117	460	—	39	49,484	1.6%
Nevada	—	59,332	22,378	21	3,105	—	84,836	2.7%
New York	58,008	181,969	662,440	641	1,965	2,203	907,226	29.3%
Other	11,706	300,971	7,215	9,008	12,512	5,893	347,305	11.3%
Total loans, net	$180,196	$1,252,682	$1,473,396	$128,861	$48,089	$8,672	$3,091,896	100.0%

The majority of our loan portfolio is based on collateral or businesses located in California and New York, which represented 81.4% of our loan portfolio. Loans secured by collateral in other states represented approximately 18.6% of our portfolio and the majority of these loans are secured by CRE with a weighted average loan-to-value (“LTV”) of 56.9% at September 30, 2024.

Construction and land development loans. Our C&D loans are comprised of residential construction, commercial construction and land acquisition and development. Interest reserves are generally established on real estate construction loans. These loans are typically Prime rate based and have maturities of less than 18 months.

C&D loans decreased $1.3 million, or 0.7%, to $180.2 million at September 30, 2024 as compared to $181.5 million at December 31, 2023.

The following table shows the categories of our C&D portfolio as of the dates indicated:

	As of September 30, 2024		As of December 31, 2023		Increase (Decrease)
	$	Mix %	$	Mix %	$	%
	(dollars in thousands)
Residential construction	$69,148	38.4%	$80,341	44.3%	$(11,193)	(13.9)%
Commercial construction	93,855	52.1%	78,053	43.0%	15,802	20.2%
Land development	17,193	9.5%	23,075	12.7%	(5,882)	(25.5)%
Total construction and land development loans	$180,196	100.0%	$181,469	100.0%	$(1,273)	(0.7)%

Commercial real estate loans. CRE loans include owner-occupied and non-owner occupied CRE, multi-family residential and SFR mortgage loans originated for a business purpose. Except for the multi-family residential loan portfolio, the interest rate for the majority of these loans are Prime rate based and have a maturity of five years or less except for the SFR loans originated for a business purpose which may have a maturity of one year. The multi-family residential loans generally have interest rates based on the 5-year treasury, 10-year maturity with a five year fixed rate period followed by a five year floating rate period, and have a declining prepayment penalty over the first five years. The multi-family residential loan portfolio was $619.3 million as of September 30, 2024 and $573.4 million as of December 31, 2023. The SFR mortgage loan portfolio originated for a business purpose totaled $54.1 million as of September 30, 2024 and $48.7 million as of December 31, 2023.

CRE loans increased $84.8 million, or 7.3%, to $1.25 billion at September 30, 2024, compared to $1.17 billion at December 31, 2023.

The following table presents the LTV ratios at origination for CRE loans by property type as of the date indicated:

	LTV Distribution
September 30, 2024	<45%	45%≤54%	55%≤64%	65%≤74%	75%≤84%	>85%	Total
Non-owner occupied:	(dollars in thousands)
Hotel/Motel	$21,753	$11,756	$25,205	$6,005	$—	$—	$64,719
Office	8,912	7,257	17,011	—	—	8,267	41,447
Rent Controlled NY Multifamily	25,298	15,482	4,492	—	—	—	45,272
Mobile Home	44,349	68,252	70,980	92,127	—	—	275,708
Mixed Use	42,105	89,385	19,125	63,952	—	—	214,567
Apartments	24,395	52,634	47,084	66,400	—	—	190,513
Warehouse	23,418	20,638	47,994	3,292	1,248	—	96,590
Retail	30,495	25,405	16,849	894	—	—	73,643
SFR Rental	21,150	20,636	14,616	7,244	—	—	63,646
Other	4,530	436	1,664	—	—	—	6,630
Total non-owner occupied	$246,405	$311,881	$265,020	$239,914	$1,248	$8,267	$1,072,735
Owner-occupied:
Hotel/Motel	449	34,216	21,771	—	—	—	56,436
Office	650	2,814	780	1,282	—	—	5,526
Rent Controlled NY Multifamily	1,433	350	—	—	—	—	1,783
Mixed Use	2,213	1,734	5,181	—	—	—	9,128
Warehouse	7,477	14,375	33,180	25,299	—	—	80,331
Retail	4,172	8,126	5,601	—	—	—	17,899
SFR Rental	—	1,105	—	—	—	—	1,105
Other	1,366	161	435	5,777	—	—	7,739
Total owner-occupied	$17,760	$62,881	$66,948	$32,358	$—	$—	$179,947
Total	$264,165	$374,762	$331,968	$272,272	$1,248	$8,267	$1,252,682

The following table presents the LTV ratios at origination for CRE loans by state as of the date indicated:

	LTV Distribution
September 30, 2024	<45%	45%≤54%	55%≤64%	65%≤74%	75%≤84%	>85%	Total
Non-owner occupied:	(dollars in thousands)
California	$120,627	$177,932	$124,475	$94,578	$—	$—	$517,612
New York	76,099	63,630	26,093	3,092	—	—	168,914
Nevada	23,254	17,192	15,066	1,427	—	—	56,939
Illinois	6,762	9,457	3,107	1,737	1,248	8,267	30,578
New Jersey	312	861	16,034	894	—	—	18,101
Hawaii	893	—	—	—	—	—	893
Other	18,458	42,809	80,245	138,186	—	—	279,698
Total non-owner occupied	$246,405	$311,881	$265,020	$239,914	$1,248	$8,267	$1,072,735
Owner-occupied:
California	9,543	44,517	52,135	30,210	—	—	136,405
New York	6,989	2,210	3,015	841	—	—	13,055
Nevada	293	—	793	1,307	—	—	2,393
Illinois	423	1,236	1,550	—	—	—	3,209
New Jersey	512	2,255	—	—	—	—	2,767
Hawaii	—	845	—	—	—	—	845
Other	—	11,818	9,455	—	—	—	21,273
Total owner-occupied	$17,760	$62,881	$66,948	$32,358	$—	$—	$179,947
Total	$264,165	$374,762	$331,968	$272,272	$1,248	$8,267	$1,252,682

SFR Loans. As of September 30, 2024, we had $1.5 billion of SFR mortgage loans, representing 47.7% of our loans HFI portfolio. SFR mortgage loans decreased $14.4 million, or 1.0%, during the first nine months of 2024 due to higher payoffs and paydowns relative to originations. As of September 30, 2024, the weighted-average LTV of the portfolio was 55.8%, the weighted average FICO score was 763, and the average duration was 2.9 years. We originate qualified SFR mortgage loans and non-qualified, alternative documentation SFR mortgage loans through correspondent relationships and retail channels, including our branch network, to accommodate the needs of the Asian-centric market. The SFR loans HFI are generally originated through our retail branch network to our customers. The qualified SFR mortgage loans are 15-year and 30-year conforming mortgage loans and may be sold directly to FNMA and FHLMC. We originate non-qualified SFR mortgage loans both to sell and hold for investment.

There were $812,000 loans HFS as of September 30, 2024 compared to $1.9 million loans HFS as of December 31, 2023. The loans sold to other banks are sold with no representations or warranties and have a replacement feature for the first 90-days if the loan pays off early. For SFR loans sold to FNMA, FHLMC and to investment funds we provide limited representations and warranties with a repurchase and premium refund for loans that become delinquent in the first 90-days or a premium refund if paid-off in the first 90-days. As a condition of the sale, the buyer must have the loans audited for underwriting and compliance standards.

The following table presents the LTV ratios at origination for SFR loans by state as of the date indicated:

	LTV Distribution
September 30, 2024	<45%	45%≤54%	55%≤64%	65%≤74%	75%≤84%	>85%	Total
	(dollars in thousands)
California	$108,352	$133,267	$247,662	$196,104	$10,935	$2,556	$698,876
New York	143,568	130,618	218,631	150,962	18,322	339	662,440
Illinois	14,451	8,097	14,731	8,244	1,565	785	47,873
New Jersey	2,970	4,480	11,808	8,859	—	—	28,117
Nevada	1,622	3,930	10,892	5,366	568	—	22,378
Hawaii	604	353	2,847	898	1,795	—	6,497
Other	484	232	2,396	4,103	—	—	7,215
Total	$272,051	$280,977	$508,967	$374,536	$33,185	$3,680	$1,473,396

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

C&I loans decreased $1.2 million, or 0.9%, to $128.9 million as of September 30, 2024 compared to $130.1 million at December 31, 2023 primarily due to decreases in mortgage warehouse lines and a decrease in usages of the credit lines due to increases in market rates of interest. The interest rate on these loans are generally Wall Street Journal Prime rate based.

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

SBA loans decreased $4.0 million, or 7.7%, to $48.1 million at September 30, 2024 compared to $52.1 million at December 31, 2023. We originated SBA loans of $21.9 million during the first nine months of 2024. Offsetting these loan originations were loan sales of $9.8 million and net loan payoffs and paydowns of $16.1 million during the first nine months of 2024.

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

Analysis of the Allowance for Loan Losses

The following table presents the ALL, its corresponding percentage of the loan type balance, and the percentage of loan balance to total loans HFI as of the dates indicated:

	As of September 30, 2024			As of December 31, 2023
	$	ALL as a % of Loan Type	% of Total Loans	$	ALL as a % of Loan Type	% of Total Loans
Loans:	(dollars in thousands)
Construction and land development	$1,819	1.01%	5.8%	$1,219	0.67%	6.0%
Commercial real estate (1)	22,651	1.81%	40.5%	17,826	1.53%	38.5%
Single-family residential mortgages	16,942	1.15%	47.7%	20,117	1.35%	49.1%
Commercial and industrial	1,311	1.02%	4.2%	1,348	1.04%	4.3%
SBA	666	1.38%	1.6%	1,196	2.30%	1.7%
Other	296	3.41%	0.2%	197	1.57%	0.4%
Allowance for loan losses	$43,685	1.41%	100.0%	$41,903	1.38%	100.0%

(1)	Includes non-farm and non-residential real estate loans, multi-family residential and SFR loans originated for a business purpose.

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

Management estimates the allowance balance required using past loan loss experience from peers with similar asset sizes and geographic locations to the Company. The nature and volume of the portfolio, information about specific borrower situations, changes in credit quality and estimated collateral values, economic conditions, and other factors are also considered. Our CECL methodology utilizes a four-quarter reasonable and supportable forecast period, and a four-quarter reversion period. We use the Federal Open Market Committee forecasts for the national unemployment rate, while reverting to historical loss information.

Our annual model assumption refresh was completed in the third quarter of 2024 for the quantitative and qualitative CECL models.  Updates included incorporating the most recent twelve months of peer loss history, prepayment and curtailment rates and a review of recovery lags applied in the model.  With the annual refresh in the third quarter of 2024 we observed a slowdown in prepayment rates applied in the models and an increase in the proportion of the quantitative reserve compared to the qualitative reserve.  Management reviews assumptions quarterly including those applied with the annual refresh.

Individual loans considered to be uncollectible are charged off against the ACL. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Loans deemed to be collateral-dependent are reviewed individually based on the estimated fair value of the collateral less selling costs. Collateral value is determined using appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be probable. Recoveries on loans previously charged off are added to the ACL. Net charge-offs to average loans HFI were 0.16% for the three months ended September 30, 2024 and 0.10% for the twelve months ended December 31, 2023.

The ACL was $44.5 million at September 30, 2024 compared to $42.5 million at December 31, 2023. The $1.9 million increase in the first nine months of 2024 was primarily due to a $3.9 million provision for credit losses, offset by net charge-offs of $1.9 million. The provision for credit losses took into consideration factors including changes in the loan portfolio mix, ongoing uncertainty in the economy related to inflation and the outlook for market interest rates, and credit quality metrics, including a $29.0 million increase in nonperforming loans at September 30, 2024 compared to December 31, 2023.

The following table provides an analysis of the ACL, provision for credit losses and net charge-offs for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Month Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Balance, beginning of period	$41,741	$43,092	$41,903	$41,076
Charge-offs:
Construction and land development	(974)	(12)	(974)	(12)
Commercial real estate	(189)	(2,138)	(831)	(2,537)
Single-family residential mortgages	—	—	—	(93)
Commercial and industrial	(6)	—	(9)	—
SBA	—	—		(62)
Other	(41)	(67)	(177)	(288)
Total charge-offs	(1,210)	(2,217)	(1,991)	(2,992)
Recoveries:
Commercial and industrial	1	2	2	2
SBA	—	—	—	—
Other	8	9	53	47
Total recoveries	9	11	55	49
Net charge-offs	(1,201)	(2,206)	(1,936)	(2,943)
Provision for credit losses - loans	3,145	1,544	3,718	4,297
Balance, end of period	$43,685	$42,430	$43,685	$42,430

Reserve for off-balance sheet credit commitments
Balance at beginning of period	$624	$798	$640	$1,157
Reserve for (reversal of) unfunded commitments	155	(144)	139	(503)
Balance at the end of period	$779	$654	$779	$654

Total allowance for credit losses ("ACL")	$44,464	$43,084	$44,464	$43,084

Total loans HFI at end of period	$3,091,896	$3,120,952	$3,091,896	$3,120,952
Average loans HFI	$3,068,413	$3,155,386	$3,033,341	$3,256,011
Net charge-offs to average loans HFI	(0.16%)	(0.28%)	(0.09%)	(0.12%)
Allowance for loan losses to total loans HFI	1.41%	1.36%	1.41%	1.36%

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

	As of September 30,	As of December 31,
	2024	2023
Nonaccrual loans:	(dollars in thousands)
Construction and land development	$19,032	$—
Commercial real estate	20,430	10,569
Single-family residential mortgages	13,997	18,103
Commercial and industrial	6,464	854
SBA	739	2,085
Other	—	8
Total nonaccrual loans	60,662	31,619
Total nonperforming loans	60,662	31,619
Nonperforming assets	$60,662	$31,619
Nonperforming loans to total loans HFI	1.96%	1.04%
Nonperforming assets to total assets	1.52%	0.79%
Nonperforming loans to tangible common equity and ALL	12.65%	6.60%
Nonperforming assets to tangible common equity and ALL	12.65%	6.60%

Nonperforming loans totaled $60.7 million, or 1.52% of total assets, at September 30, 2024, compared to $31.6 million, or 0.79% of total assets, at December 31, 2023. The $29.0 million increase in nonperforming loans was due to $43.8 million of loans migrating to nonaccrual, offset by payoffs and paydowns of $12.4 million, charge-offs of $1.4 million and loans that migrated back to accruing status of $1.0 million. The $43.8 million of loans which migrated to nonaccrual in 2024 consisted mainly of two C&D loans totaling $20.0 million, two CRE loans totaling $10.5 million,  C&I loans totaling $6.2 million and SFR loans totaling $6.4 million.

Our 30-89 day delinquent loans, excluding nonperforming loans, decreased $6.2 million to $10.6 million as of September 30, 2024 compared to $16.8 million as of December 31, 2023. The decrease in past due loans was due to $6.6 million in loans that migrated to nonaccrual, $3.6 million in loans that migrated back to past due for less than 30 days, $2.4 million in loan payoffs or paydowns and $73,000 in past due loan charge-offs, offset by $6.5 million in new delinquent loans.

We did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2024 and 2023, while the loans were in nonaccrual status.

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

The following table presents the risk categories for total loans by class of loans as of the dates indicated:

		Special
September 30, 2024	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Construction and land development	$105,893	$43,566	$30,737	$—	$180,196
Commercial real estate	1,197,241	31,778	23,663	—	1,252,682
Single-family residential mortgages	1,458,724	—	14,672	—	1,473,396
Commercial:
Commercial and industrial	119,777	1,156	7,928	—	128,861
SBA	44,288	1,001	2,800	—	48,089
Other:	8,641	—	31	—	8,672
Total	$2,934,564	$77,501	$79,831	$—	$3,091,896

		Special
December 31, 2023	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Construction and land development	$169,793	$11,676	$—	$—	$181,469
Commercial real estate	1,123,887	12,599	31,371	—	1,167,857
Single-family residential mortgages	1,464,531	4,474	18,791	—	1,487,796
Commercial:					—
Commercial and industrial	119,858	2,737	7,501	—	130,096
SBA	47,397	1,356	3,321	—	52,074
Other:	12,454	—	115	—	12,569
Total	$2,937,920	$32,842	$61,099	$—	$3,031,861

Special mention loans totaled $77.5 million, or 2.51% of total loans, at September 30, 2024, compared to $32.8 million, or 1.08% of total loans, at December 31, 2023. The $44.7 million increase was primarily due to one $43.6 million C&D loan for a completed hotel construction project, CRE loans totaling $19.6 million, C&I loans totaling $1.2 million and a $999,000 SBA loan. The increase was partially offset by downgrades to substandard loans of $16.9 million, loan paydowns of $2.9 million and upgrades to pass loans of $823,000. All special mention loans are paying current.

Substandard loans totaled $79.8 million, or 2.58% of total loans, at September 30, 2024, compared to $61.1 million, or 2.02% of total loans, at December 31, 2023. The $18.7 million increase was due to C&D loans totaling $31.7 million, SFR loans totaling $5.6 million, CRE loans totaling $4.8 million, SBA loans totaling $1.9 million and C&I loans totaling $1.5 million, partially offset by loan payoffs and paydowns of $24.1 million, upgrades of $811,000, and substandard loan charge-offs of $1.8 million. Of the substandard loans at September 30, 2024, there are $19.2 million which are paying current.

Goodwill and Other Intangible Assets. Goodwill was $71.5 million at both September 30, 2024 and December 31, 2023. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Other intangible assets, which consist of core deposit intangibles, were $2.2 million and $2.8 million at September 30, 2024 and December 31, 2023. These core deposit intangible assets are amortized on an accelerated basis over their estimated useful lives, generally over a period of 8 to 10 years.

Liabilities. Total liabilities decreased by $34.0 million to $3.5 billion at September 30, 2024 from $3.5 billion at December 31, 2023, primarily due to an $82.6 million decrease in deposits. This decrease was due to a decrease in interest-bearing deposits of $86.6 million, offset by an increase in noninterest-bearing deposits of $4.0 million. The decrease in interest-bearing deposits included a decrease in time deposits of $119.9 million, offset by an increase in non-maturity deposits of $33.4 million. The decrease in time deposits since 2023 year end included a $258.3 million decrease in wholesale deposits.

Deposits.

The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	September 30, 2024		December 31, 2023
	$	%	$	%
	(dollars in thousands)
Noninterest-bearing demand deposits:	$543,623	17.6%	$539,621	17.0%
Interest-bearing deposits:
NOW	54,109	1.7%	57,969	1.8%
Money market	441,894	14.3%	412,416	13.0%
Savings	170,086	5.5%	162,344	5.1%
Time deposits $250,000 and under	1,052,462	34.0%	1,190,821	37.5%
Time deposits over $250,000	830,010	26.9%	811,589	25.6%
Total interest-bearing deposits	2,548,561	82.4%	2,635,139	83.0%
Total deposits	$3,092,184	100.0%	$3,174,760	100.0%

The following table sets forth the maturity of time deposits as of September 30, 2024:

	Maturity Within:
	Three Months or less	After Three to Six Months	After Six to 12 Months	After 12 Months	Total
Time Deposits:	(dollars in thousands)
Time deposits $250,000 and under (1)	$433,220	$344,496	$264,273	$10,473	$1,052,462
Time deposits over $250,000 (2)	421,248	249,872	158,159	731	830,010
Total time deposits	$854,468	$594,368	$422,432	$11,204	$1,882,472

(1)	Includes wholesale deposits of $125.6 million.
(2)	Includes wholesale deposits of $21.7 million.

The following table summarizes our average deposit balances and weighted average rates for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024		September 30, 2024
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate (%)	Balance	Rate (%)
	(dollars in thousands)
Noninterest-bearing demand deposits	$528,081	—	$528,624	—
Interest-bearing deposits:
NOW	55,757	1.98%	56,924	2.00%
Money market	439,936	3.70%	427,884	3.59%
Savings	164,515	1.99%	162,207	1.88%
Time deposits $250,000 and under	1,037,365	4.72%	1,087,501	4.73%
Time deposits over $250,000	819,207	4.97%	792,310	4.93%
Total interest-bearing deposits	2,516,780	4.39%	2,526,826	4.35%
Total deposits	$3,044,861	3.63%	$3,055,450	3.60%

The following table sets forth the estimated deposits exceeding the FDIC insurance limit as of the dates indicated:

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Uninsured deposits	$1,383,141	$1,367,568

Of the $830.0 million in time deposits over $250,000, the estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $646.8 million at September 30, 2024. The following table sets forth the maturity distribution of uninsured time deposits in amounts of more than $250,000 as of the date indicated.

September 30, 2024
(dollars in thousands)
3 months or less	$322,862
Over 3 months through 6 months	188,774
Over 6 months through 12 months	134,919
Over 12 months	231
Total	$646,786

We acquire deposits through wholesale channels including brokered deposits, collateralized deposits from the State of California, and internet listing services as needed to supplement liquidity. The total amount of such deposits was $147.3 million at September 30, 2024 and $405.6 million at December 31, 2023. Brokered time deposits were $88.6 million at September 30, 2024 and $254.9 million at December 31, 2023.

In addition, we offer deposit products through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit. Time deposits held through the CDARS program were $133.4 million at September 30, 2024 and $135.7 million at December 31, 2023 and ICS deposits totaled $135.5 million at September 30, 2024 and $109.2 million at December 31, 2023. The increase in the participation in these programs is due to our focus on enhancing liquidity in recent periods.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. We had no FHLB overnight advances at September 30, 2024 and December 31, 2023. We had $200.0 million in FHLB advances at September 30, 2024 and $150 million at December 31, 2023. Advances totaling $150 million had an original term of five years, a maturity date in the first quarter of 2025, and an average fixed interest rate of 1.18%. A putable advance of $50 million was executed at September 30, 2024 with a four year final maturity, a one year no-put option (European one time) and prepayment symmetry at a rate of 3.42%. The following table sets forth information on our total FHLB advances at and for the periods presented:

	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2024	2023	2024	2023
FHLB Borrowings:	(dollars in thousands)
Outstanding at period-end	$200,000	$150,000	$200,000	$150,000
Average amount outstanding	150,543	150,000	150,182	179,707
Maximum amount outstanding at any month-end	200,000	150,000	150,000	220,000
Weighted average interest rate:
During period	1.20%	1.16%	1.18%	1.81%
End of period	1.74%	1.18%	1.74%	1.18%

Long-term Debt. Long-term debt consists of subordinated notes. As of September 30, 2024, the amount of subordinated notes outstanding was $119.4 million as compared to $119.1 million at December 31, 2023.

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

Subordinated Debentures. Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.1 million as of September 30, 2024 and $14.9 million as of December 31, 2023. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. These subordinated debentures consist of the following at September 30, 2024 and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	September 30, 2024 Effective Stated Rate	Stated Maturity
Subordinated debentures:	(dollars in thousands)
TFC Trust	December 22, 2006	$5,155	$1,121	$4,034	Three-month CME Term SOFR plus 0.26% (a) plus 1.65%,	6.86%	March 15, 2037
FAIC Trust	December 15, 2004	7,217	784	6,433	Three-month CME Term SOFR plus 0.26% (a) plus 2.25%	7.46%	December 15, 2034
PGBH Trust	December 15, 2004	5,155	520	4,635	Three-month CME Term SOFR plus 0.26% (a) plus 2.10%	7.31%	December 15, 2034
Total		$17,527	$2,425	$15,102

(a)	Represents applicable tenor spread adjustment when the original LIBOR index was discontinued on September 30, 2023.

At September 30, 2024, we were in compliance with all covenants under our long-term debt agreements and subordinated debt.

The Company maintains the TFC Statutory Trust ("TFC Trust"), which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). The TFC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 6.86% as of September 30, 2024 and 7.30% at December 31, 2023.

The Company maintains the First American International Statutory Trust I ("FAIC Trust"), which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). The FAIC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 7.46% as of September 30, 2024 and 7.90% at December 31, 2023.

The Company maintains the Pacific Global Bank Trust I ("PGBH Trust"), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. The PGBH subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 7.31% as of September 30, 2024 and 7.75% at December 31, 2023.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales, repurchases of common stock and changes in accumulated other comprehensive income, net of taxes, from AFS investment securities.

Shareholders’ equity decreased $1.5 million, or 0.30%, to $509.7 million as of September 30, 2024 since December 31, 2023. The decrease in shareholders' equity for the first nine months of fiscal 2024 was due to accretive common stock repurchases of $20.7 million and dividends paid of $8.9 million, partially offset by net earnings of $22.3 million, higher net after tax unrealized losses on AFS securities of $3.4 million and $2.3 million from stock option and other equity award activity. As a result, book value per share increased to $28.81 from $27.47 at December 31, 2023 and tangible book value per share increased to $24.64 from $23.48 at December 31, 2023. For additional information, see "Non-GAAP Financial Measures."

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

Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis. Our wholesale funding ratio was 4.3% at September 30, 2024 compared to 11.7% at December 31, 2023.

We have sufficient capital and do not anticipate any need for additional liquidity as of September 30, 2024. As of September 30, 2024, we had $92.0 million of federal funds lines, of which $80.0 million is unsecured and $12.0 million is collateralized by investment securities with fair market value of $20.5 million, with no amounts advanced against the lines. At December 31, 2023, we had $92.0 million of unsecured fed funds line, with no advances drawn. In addition, lines of credit from the Federal Reserve Discount Window were $47.0 million at September 30, 2024 and $42.3 million at December 31, 2023. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $63.6 million as of September 30, 2024 and $62.8 million as of December 31, 2023. We did not have any borrowings outstanding with the Federal Reserve at September 30, 2024 and December 31, 2023, and our borrowing capacity is limited only by eligible collateral.

At September 30, 2024 and December 31, 2023, we had $150.0 million in FHLB term advances outstanding which mature in the first quarter of 2025 and a $50.0 million FHLB putable advance, which matures in the third quarter of 2028. The $50.0 million putable advance was executed on September 30, 2024, with a four-year final maturity with a one-time option for the FHLB to call the debt after a one-year lock out period and prepayment symmetry at a rate of 3.42%. Based on the values of loans pledged as collateral, we had $766.7 million of remaining secured borrowing capacity with the FHLB as of September 30, 2024 and $888.3 million at December 31, 2023.

RBB is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. RBB’s main source of funding is dividends declared and paid to RBB by the Bank and RAM. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to RBB. Management believes that these limitations will not impact our ability to meet our ongoing short-term cash obligations. At September 30, 2024, RBB had $34.6 million in cash, of which $33.3 million was on deposit at the Bank.

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements, which fully phased in by January 1, 2019. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At September 30, 2024, the Company and the Bank were in compliance with the capital conservation buffer requirements. If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

The table below summarizes the minimum capital requirements applicable to RBB and the Bank pursuant to Basel III regulations. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The table below summarizes the capital requirements applicable to RBB and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the capital ratios of RBB and the Bank as of September 30, 2024 and December 31, 2023. RBB and the Bank exceeded all regulatory capital requirements under Basel III and the Bank was considered to be “well-capitalized” as of the dates reflected in the table below:

	Ratio at September 30, 2024	Ratio at December 31, 2023	Regulatory Capital Ratio Requirements	Minimum Requirement for "Basel III Capital Conservation Buffer"	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	12.19%	11.99%	4.00%	4.00%	5.00%
Bank	14.19%	13.62%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio (1)
Consolidated	18.16%	19.07%	4.50%	7.00%	6.50%
Bank	21.84%	22.41%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	18.75%	19.69%	6.00%	8.50%	8.00%
Bank	21.84%	22.41%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	24.80%	25.92%	8.00%	10.50%	10.00%
Bank	23.10%	23.67%	8.00%	10.50%	10.00%

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at September 30, 2024:

	Payments Due
	Within	One to	Over Three to	After Five
	One Year	Three Years	Five Years	Years	Total
	(dollars in thousands)
Deposits without a stated maturity:	$1,209,712	$—	$—	$—	$1,209,712
Time deposits	1,871,268	11,204	—	—	1,882,472
FHLB advances	150,000	—	50,000	—	200,000
Long-term debt	—	—	—	119,433	119,433
Subordinated debentures	—	—	—	15,102	15,102
Leases	5,587	12,050	8,505	9,059	35,201
Total contractual obligations	$3,236,567	$23,254	$58,505	$143,594	$3,461,920

Off-Balance Sheet Arrangements

We have limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

In the ordinary course of business, we enter into financial commitments to meet the financing needs of our customers. These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit. Those instruments involve to varying degrees of credit and interest rate risk in excess of the amount recognized in the ACL in the consolidated balance sheets. Such off-balance sheet commitments totaled $182.4 million as of September 30, 2024 and $190.7 million as of December 31, 2023.

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

In addition, we invest in various affordable housing partnerships and Small Business Investment Company ("SBIC") funds. Pursuant to these investments, we commit to an investment amount to be fulfilled in future periods. Such unfunded commitments totaled $6.7 million as of September 30, 2024 and $3.3 million as of December 31, 2023.

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

	September 30, 2024	June 30, 2024	December 31, 2023
Tangible Common Equity Ratios:	(dollars in thousands)
Tangible common equity:
Total shareholders' equity	$509,728	$511,291	$511,260
Adjustments
Goodwill	(71,498)	(71,498)	(71,498)
Core deposit intangible	(2,194)	(2,394)	(2,795)
Tangible common equity	$436,036	$437,399	$436,967
Tangible assets:
Total assets-GAAP	$3,990,477	$3,868,186	$4,026,025
Adjustments
Goodwill	(71,498)	(71,498)	(71,498)
Core deposit intangible	(2,194)	(2,394)	(2,795)
Tangible assets	$3,916,785	$3,794,294	$3,951,732
Common shares outstanding	17,693,416	18,182,154	18,609,179
Common equity to assets ratio	12.77%	13.22%	12.70%
Book value per share	$28.81	$28.12	$27.47
Tangible common equity to tangible assets ratio	11.13%	11.53%	11.06%
Tangible book value per share	$24.64	$24.06	$23.48

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

	For the Three Months Ended			For the Nine Months Ended September 30,
	September 30, 2024	June 30, 2024	September 30, 2023	2024	2023
Return on average tangible common equity:	(dollars in thousands)
Net income available to common shareholders	$6,999	$7,245	$8,473	$22,280	$30,392
Average shareholders' equity	508,720	512,185	504,432	511,222	498,976
Adjustments:
Average goodwill	(71,498)	(71,498)	(71,498)	(71,498)	(71,498)
Average core deposit intangible	(2,326)	(2,525)	(3,165)	(2,525)	(3,398)
Adjusted average tangible common equity	$434,896	$438,162	$429,769	$437,199	$424,080
Return on average tangible common equity	6.40%	6.65%	7.82%	6.81%	9.58%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
September 30, 2024	(dollars in thousands)
Dollar change	$14,164	$7,749	$3,278	$(923)	$(2,340)	$(3,735)
Percent change	14.0%	7.7%	3.2%	(0.9)%	(2.3)%	(3.7)%
December 31, 2023
Dollar change	$11,086	$6,553	$2,545	$470	$50	$(455)
Percent change	10.48%	6.20%	2.41%	0.44%	0.05%	(0.43%)

As of September 30, 2024, our NII at Risk profile is liability sensitive in the down and up rate scenarios. This is directionally consistent with our profile at December 31, 2023 for the down rate and a change from neutral in the up rate scenario. For the up rate scenarios, we are more liability sensitive due to fixed rate debt approaching its maturity date in the first quarter of 2025. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The NII at Risk results are within board policy limits.

	Economic Value of Equity Sensitivity
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
September 30, 2024	(dollars in thousands)
Dollar change
Percent change	$(38,362)	$(7,042)	$5,931	$(14,843)	$(38,871)	$(70,526)
December 31, 2023	(6.2)%	(1.1)%	1.0%	(2.4)%	(6.2)%	(11.3)%
Dollar change	$(26,488)	$(7,430)	$4,856	$(28,251)	$(69,646)	$(111,281)
Percent change	(4.79%)	(1.34%)	0.88%	(5.11%)	(12.60%)	(20.14)%

The EVE at September 30, 2024 indicates that the EVE position is expected to generally decrease in both the up and down rate scenarios. When interest rates rise, fixed rate assets generally lose economic value as these assets are discounted at a higher rate demonstrating the longer duration assets result in greater value to be lost. When interest rates fall, the opposite is true, however these positives are offset by a decrease in the value of noninterest-bearing deposits, which have a lower value in lower interest rate environments. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The EVE results are within board policy limits.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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

On February 29, 2024, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 1,000,000 shares of Company common stock. We repurchased 508,275 shares for $11.0 million of our outstanding common stock during the third quarter of 2024 and completed the authorized repurchase program.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2024 to July 31, 2024	380,903	$21.53	380,903	127,372
August 1, 2024 to August 31, 2024	127,372	$21.55	127,372	—
September 1, 2024 to September 30, 2024			—
Total	508,275	$21.53	508,275	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR§ 229.408(c), except as follows:

				Trading Arrangement
Name	Title	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares to be Sold	Expiration Date
David Morris	Chief Executive Officer	Adopted	7/26/2024	X		9,000	4/30/2026

*Intended to satisfy the affirmative defense of Rule 10b5-1(c)

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

ITEM 6.	EXHIBITS

Exhibit No	Description of Exhibits

3.1	Articles of Incorporation of RBB Bancorp (1)

3.2	Bylaws of RBB Bancorp (2)

3.3	Amendment to Bylaws of RBB Bancorp (4)

4.1	Specimen Common Stock Certificate of RBB Bancorp (3)

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: November 8, 2024	/s/ David Morris
David Morris Chief Executive Officer

Date: November 8, 2024	/s/ Lynn Hopkins
Lynn Hopkins Executive Vice President, Chief Financial Officer