Form 10-K
period 2024-12-31
RBB Bancorp
filed 2025-03-17
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38149

RBB BANCORP

(Exact name of Registrant as specified in its Charter)

California	27-2776416
(State or another jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1055 Wilshire Blvd., 12th floor Los Angeles, California	90017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 627-9888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, No Par Value	RBB	NASDAQ Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $318,895,462.

The number of shares of the registrant’s common stock outstanding as of March 12, 2025, was 17,730,121.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in our definitive proxy statement for our 2025 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K (this “Annual Report”), the term “Bancorp” refers to RBB Bancorp and the term “Bank” refers to Royal Business Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and the Bank collectively. The statements in this report include forward-looking statements within the meaning of the applicable provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regarding management’s beliefs, projections, and assumptions concerning future results and events. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements in these provisions. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including statements about anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, growth plans, acquisition and divestiture opportunities, business prospects, strategic alternatives, business strategies, financial expectations, regulatory and competitive outlook, investment and expenditure plans, financing needs and availability, and other similar forecasts and statements of expectation and statements of assumptions underlying any of the foregoing. Words such as “aims,” “anticipates,” “believes,” “can,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “projects,” “seeks,” “shall,” “should,” “will,” “predicts,” “potential,” “continue,” “possible,” “optimistic,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements by us are based on estimates, beliefs, projections, and assumptions of management and are not guarantees of future performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Such risks and uncertainties and other factors include, but are not limited to, adverse developments or conditions related to or arising from:

●	the effectiveness of our internal control over financial reporting and disclosure controls and procedures;
●	the potential for material weaknesses in our internal controls over financial reporting or other potential control deficiencies of which we are not currently aware or which have not been detected;
●

business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the United States (“U.S.”) federal budget or debt or turbulence or uncertainly in domestic or foreign financial markets;

●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments;
●	possible additional provisions for credit losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	failure to comply with debt covenants;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	the effects of having concentrations in our loan portfolio, including commercial real estate and the risks of geographic and industry concentrations;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	severe weather, natural disasters, earthquakes, fires, including direct and indirect costs and impacts on clients, the Company and its employees from the January 2025 Los Angeles county wildfires;
●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, conflict in the Middle East, and increasing tensions between China and Taiwan, which could impact business and economic conditions in the U.S. and abroad;
●	public health crises and pandemics, and their effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions;
●	general economic, business conditions or impact of potential tariffs in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;

●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
●	cybersecurity threats and the cost of defending against them;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in tax laws and regulations;
●	the impact of governmental efforts to restructure the U.S. financial regulatory system such as increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act");
●	the impact of changes in the FDIC insurance assessment rate and the rules and regulations related to the calculation of the FDIC insurance assessments;
●

the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters, including Accounting Standards Update (“ASU” or “Update”) 2016-13 (ASC 326, “Measurement of Current Losses on Financial Instruments, commonly referenced as the Current Expected Credit Losses Model (“CECL”) model, which changed how we estimate credit losses and may further increase the required level of our allowance for credit losses in future periods;

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

These and other factors are further described in this Annual Report (at Item 1A. Risk Factors in particular), our other reports filed with the SEC and other filings we make with the SEC from time to time. Actual results in any future period may also vary from the past results discussed in this report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on any forward-looking statements, which speak to the date of this report. We have no intention and undertake no obligation to update any forward-looking statement or to publicly announce any revision of any forward-looking statement to reflect future developments or events, except as required by law.

PART I

Item 1. Business.

Company Overview

RBB Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, Royal Business Bank (“Bank”) and RBB Asset Management Company (“RAM”), collectively referred to herein as "the Company." RBB Bancorp was formed in January 2011 as a bank holding company and RAM was formed in 2012 to hold and manage problem assets acquired in business combinations. When we refer to “we”, “us”, “our”, or the “Company”, we are referring to RBB Bancorp and its consolidated subsidiaries including the Bank, collectively. When we refer to the “parent company”, “Bancorp”, or the “holding company”, we are referring to RBB Bancorp, the parent company, on a stand-alone basis.

The Bank provides business-banking and consumer products and services predominantly to the Asian-centric communities through full service branches located in Los Angeles County, Orange County and Ventura County in California, Las Vegas (Nevada), the New York City metropolitan areas, Chicago (Illinois), Edison (New Jersey) and Honolulu (Hawaii). The products and services include commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts, including specialized services such as remote deposit, E-banking, mobile banking and treasury management services.

We have supported our organic growth with disciplined strategic growth. Between 2011 and 2018, we successfully completed six whole-bank acquisitions. Most recently, on January 14, 2022, we purchased the Bank of the Orient's (“BOTO”) Honolulu, Hawaii branch (the “Hawaii Branch”). We received a payment of $71.0 million to acquire all the premises and equipment at the Hawaii Branch, all deposits totaling $81.7 million and performing loans totaling $7.4 million as of the purchase date, reflecting a premium paid by us of approximately $2.3 million.

We will continue to consider opportunistic acquisitions that we believe will be beneficial to our long-term growth strategy and will be accretive to our shareholders.

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

In addition, we have been designated a community development financial institution (“CDFI”). CDFIs are certified by the CDFI Fund at the U.S. Department of the Treasury (“Treasury”), which provide funds to CDFIs through a variety of programs. We have established a CDFI advisory board to assist the Bank in finding organizations to support low-to-moderate income individuals. To date, we have received five CDFI grants in the aggregate amount of $9.4 million and have deployed the grant proceeds and satisfied all performance obligations related to the grants.

We operate 24 banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, and Westlake Village, California; Las Vegas, Nevada; Manhattan, Brooklyn, Flushing, and Elmhurst, New York; the Chinatown and Bridgeport neighborhoods of Chicago, Illinois; Edison, New Jersey; and Honolulu, Hawaii. Our primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

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

As of December 31, 2024, we had total consolidated assets of $4.0 billion, gross consolidated loans of $3.1 billion, deposits of $3.1 billion and shareholders’ equity of $507.9 million. Our common stock is traded on the NASDAQ Global Select Market under the symbol “RBB.”

Our Strategic Plan

We update our strategic plan annually to reflect our growth, recent developments and describe our business objectives over a reasonable planning horizon. Our current strategic plan contains the following key elements:

●	Maintain regulatory capital levels in excess of fully phased-in Basel III requirements;
●

Provide commercial banking services and products primarily to small to midsized commercial enterprises operating within Asian-centric communities or that can benefit from our areas of core lending expertise;

●	Maintain a board of directors comprised of business leaders who work closely with community leaders;
●	Attract and retain an experienced management team with demonstrated industry knowledge and lending expertise;
●	Focus on a target market consisting of businesses that:
o	are located in southern California, the San Francisco Bay area, the Chicago metropolitan area, the New York metropolitan area (including northern New Jersey), Nevada and Hawaii;
o	provide or receive goods or services to or from Asian countries, primarily Chinese-speaking regions, such as China, Hong Kong, Macau, Taiwan;
o	have loan needs of $1 million to $20 million (average loan size of $3 million to $7 million) and
o	prioritize using bankers with strong market knowledge who are dedicated to serving the local markets in which we operate.
●	Provide five main lending products:
o

Commercial real estate (“CRE”) lending consisting of owner occupied and non-owner occupied commercial property, including loans secured by single-family residences for a business purposes and multi-family residential property;

o	Construction and land development (“C&D”) loans comprised of residential construction, commercial construction and land acquisition and development construction;
o

Commercial and Industrial (“C&I”) lending that emphasizes asset-based lending, trade finance, working capital lines of credit, and term loans secured by inventory, accounts receivables, fixed assets and real estate;

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

o

Small Business Administration (“SBA”) loans consisting primarily of 7(a) loans through our SBA Preferred Lender status. We sell the SBA guarantee portion of the loan in the secondary market subject to market conditions.

Our Competition

We view the Asian-centric banking market, including the Company, as comprised of 25 banks divided into three overlapping segments: publicly-traded banks, locally-based banks, and banks that are subsidiaries of Taiwanese or Chinese banks. These banks promote competition for attracting deposits and making loans in the markets we target.

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

We strive to expedite all requests from potential borrowers by promptly responding after we receive the required financials and certain preliminary information. Our ability to provide quick responses to borrowers with financial solutions, while performing appropriate underwriting if a borrower decides to move forward, is primarily due to our experienced banking professionals who understand the needs of borrowers in our target markets and their expertise in our Bank’s commercial lending practices. In addition, our credit approval process is streamlined since decision-making often only requires a couple of key executive management members while any loans that exceed executive management's delegated authority is elevated to a board loan committee which meets at regularly scheduled meetings and whenever needed.

We have five principal lending areas:

Construction and Land Development Loans. Our C&D loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. As of December 31, 2024, our real estate construction loan portfolio totaled $173.3 million, or 5.7% of our total loan portfolio, and was divided among the following categories: $58.3 million of residential construction; $98.0 million of commercial construction; and $17.0 million of land acquisition and development. As of December 31, 2023, the C&D loans totaled $181.5 million and were comprised of $80.3 million of residential construction, $78.1 million of commercial construction, and $23.1 million of land acquisition and development. There were $44.6  million non-accrual C&D loans as of December 31, 2024 compared to zero as of December 31, 2023.

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

The total CRE portfolio was $1.2 billion, or 39.3% of our total loan portfolio, at December 31, 2024 of which $160.2 million was secured by owner occupied properties compared to $1.2 billion, or 38.5% of our total loan portfolio, at December 31, 2023, of which $193.4 million was secured by owner occupied properties. The multi-family residential loan portfolio totaled $605.5 million as of December 31, 2024 compared to $573.4 million as of December 31, 2023. Non-accrual CRE loans totaled $17.1 million and $10.6 million at December 31, 2024 and 2023.

SFR Loans. We originate qualified SFR mortgage loans and non-qualified, alternative documentation SFR mortgage loans through wholesale channels and retail channels, including our branch network, to accommodate the needs of the Asian-centric market. The qualified SFR mortgage loans are 15-year and 30-year conforming mortgages and may be sold directly to FNMA and FHLMC. As of December 31, 2024, we had $1.49 billion of SFR mortgage loans, representing 48.9% of our total loan portfolio compared to $1.49 billion, or 49.1% at December 31, 2023. We had $11.5 million in non-accrual SFR real estate loans as of December 31, 2024 compared to $18.1 million in non-accrual loans at December 31, 2023.

We originate non-qualified SFR mortgage loans generally to hold for investment. The loans generated through our retail branch network are to our customers, many of whom establish a deposit relationship with us. During 2024, we originated $102.8 million of SFR mortgage loans through our retail channel and $80.4 million of such loans through our wholesale channels. During 2023, we originated $78.6 million of SFR mortgage loans through our retail channel and $113.7 million of such loans through our wholesale channels.

We have sold non-qualified SFR mortgage loans to other Asian-American banks and other investors. SFR mortgage loans held for sale ("HFS") consist primarily of first trust deed mortgages on SFR properties located in California, New York and New Jersey. SFR mortgage loans HFS are generally sold with the servicing rights retained.

Commercial and Industrial Loans. We have significant expertise in small to middle market C&I lending. Our success is the result of our products and market expertise. We focus on delivering high-quality, customized and quick turnaround service for our clients while maintaining an appropriate balance between disciplined underwriting and flexibility and responsiveness to our clients. Our trade financing unit provides international letters of credit, SWIFT, export advice, trade finance discounts and foreign exchange to many of our C&I loan customers. As of December 31, 2024, we had outstanding C&I loans of $129.6 million, or 4.2% of our total loan portfolio, compared to $130.1 million, or 4.3% of our total loan portfolio as of December 31, 2023. C&I loans on nonaccrual totaled $6.3 million and $854,000 at December 31, 2024 and 2023.

SBA Loans. We are designated as a Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We originate all loans to hold for investment and move loans to available for sale as management decides which loans to sell. We generally sell the guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel and service businesses for working capital needs or business expansions. SBA loans can have any maturity up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral may include inventory, accounts receivable and equipment, and personal guarantees. From time to time, we also originate SBA 504 loans. As of December 31, 2024, our SBA loan portfolio totaled $47.3 million, or 1.5% of our total loan portfolio compared to $52.1 million, or 1.7% at December 31, 2023. Our non-accrual SBA loans as of December 31, 2024 were $1.5 million, compared to $2.1 million as of December 31, 2023.

Deposits

The quality of our deposit franchise and access to stable funding are key components to our success. We offer traditional depository products, including checking, savings, money market and time deposits, to individuals, businesses, municipalities and other entities through our branch network. In addition, we offer retail deposit products where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs. Deposits at the Bank are insured by the FDIC up to statutory limits. Time deposits include deposits acquired through both retail and wholesale channels. Wholesale channels include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services.

As an Asian-centric business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. We monitor all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be stable if there are any three or more of the following characteristics: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of the stability of our deposit base. As of December 31, 2024, $2.2 billion or 72.7% of our relationships are considered core relationships.

Many of our management team members, including our branch managers, have worked together for up to 30 years, and our deposits relationships have been cultivated over that time period. Our ability to gather deposits, particularly core deposits, is an important aspect of our business franchise and we believe core deposits are a significant driver of franchise value as a cost efficient and stable source of funding to support our growth. As of December 31, 2024, we had $3.1 billion of total deposits, with a weighted average spot rate of 3.15%.

Other Subsidiaries

In addition to the Bank and RAM, the holding Company has three statutory business trusts acquired through our business acquisitions as follows:

TFC Statutory Trust. In connection with our 2016 acquisition of TomatoBank and its holding company, TFC, we acquired the TFC Statutory Trust (the “TFC Trust”), a statutory business trust that was established by TFC in 2006 as a wholly-owned subsidiary.

FAIC Statutory Trust I. In connection with our 2018 acquisition of FAIB and its holding company, FAIC, we acquired the FAIC Statutory Trust I (the “FAIC Trust I”), a statutory business trust that was established by FAIC in 2004 under the laws of Delaware as a wholly-owned subsidiary.

PGBH Trust I. In connection with our 2020 acquisition of PGB and its holding company, PGBH, we acquired Pacific Global Bank Trust I (“PGB Capital Trust I”), a statutory business trust that was established by PGB in 2004 under the laws of Delaware as a wholly-owned subsidiary.

Each of the foregoing trusts issued trust preferred securities representing undivided preferred beneficial interests in the assets of the trusts. The proceeds of these trusts preferred securities were invested in certain securities issued by us, with similar terms to the relevant series of securities issued by the trusts, which we refer to as subordinated debentures. We guarantee on a limited basis the payments of distributions on the capital securities of the trusts and payments on redemption of the capital securities of the trusts. We are the owner of all the beneficial interests represented by the common securities of the trusts.

In addition, the Bank has a wholly-owned subsidiary, FAIB Capital Corp, a real estate investment trust, which was acquired in connection with the 2018 acquisition of FAIC. FAIB Capital Corp. is a New York State corporation formed on August 28, 2013. The purpose of this real estate investment trust is to minimize New York State and local taxes. As of December 31, 2024, FAIB Capital Corp has $533.2 million in assets.

Human Capital Resources

We believe in the value of teamwork and the power of participation and collaboration. We cultivate an environment where it is understood that we need each other to be successful. We value accountability because it is essential to our success, and we accept our responsibility to hold ourselves and others accountable for meeting shareholder commitments and achieving exceptional standards of performance. We are committed to fostering an inclusive environment that empowers our employees to make more meaningful contributions within our Company and the communities we serve.

Staffing Model. The majority of our staff are regular full-time employees. We also employ regular part-time associates and some seasonal/temporary associates. As of December 31, 2024, we had 372 full-time equivalent employees. We do not outsource job functions or use subcontractors to fill open positions. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.

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

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under U.S. federal and state laws. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Department of Financial Protection and Innovation ("DFPI"), the Board of Governors of the Federal Reserve System (“Federal Reserve”), the FDIC, and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development, and agencies such as FNMA and FHLMC, have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiaries, including the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of all applicable statutes and regulations.

Bancorp, as the sole shareholder of the Bank, is a bank holding company under federal law and regulation. As a bank holding company, Bancorp is registered with, and is subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”). Under the BHCA, Bancorp is subject to periodic examination by the Federal Reserve. Bancorp is required to file with the Federal Reserve periodic reports of Bancorp’s operations and such additional information regarding Bancorp and its subsidiaries as the Federal Reserve may require. Bancorp is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Therefore, Bancorp and its subsidiaries are subject to examination by, and may be required to file reports with the DFPI.

Under changes made by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), a bank holding company must act as a source of financial and managerial strength to each of its subsidiary banks and commit resources to support each such subsidiary bank. In order to fulfill its obligations as a source of strength, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank. In addition, the Federal Reserve may charge the bank holding company with engaging in unsafe and unsound practices if the bank holding company fails to commit resources to a subsidiary bank or if it undertakes actions that the Federal Reserve believes might jeopardize the bank holding company’s ability to commit resources to such subsidiary bank. The Federal Reserve also has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

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

California-chartered banks are required to pay supervisory assessments to the DFPI to fund its operations. The amount of the assessment paid by a California bank to the DFPI is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPI. During the years ended December 31, 2024 and 2023, the Bank paid supervisory assessments to the DFPI totaling $303,000 and $268,000.

The Bank operates branches in California, Illinois, Nevada, New York, New Jersey and Hawaii. While the DFPI remains the Bank’s primary state regulator, the Bank’s operations in these jurisdictions are subject to examination and supervision by local bank regulators, and transactions with customers in those jurisdictions are subject to local laws, including consumer protection laws.

Legislative and regulatory initiatives, which necessarily impact the regulation of the financial services industry, are introduced from time-to-time. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. The Dodd-Frank Act, by way of example, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act have been modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Regulatory Relief Act”), signed into law on May 24, 2018. The Dodd-Frank Act has increased the regulatory burden and compliance costs of the Company. Moreover, bank regulatory agencies can be more aggressive in responding to concerns and trends identified in examinations, which could result in an increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity, risk management, and capital adequacy, as well as other safety and soundness concerns.

Acquisitions, Activities and Change in Control

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

The Consumer Financial Protection Bureau

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

Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Basel III is currently applicable to Bancorp and the Bank. Basel III requires financial institutions to maintain a minimum “capital conservation buffer” on top of each of the minimum-risk based capital ratios to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers.

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

The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, a limitation on the amount of mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities that may be held on a Bank's balance sheet, with any excess to be deducted from CET1. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Additional Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses on available for sale securities, which are not required to be treated as other-than-temporary impairment, net of tax, in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do so in their first regulatory report following January 1, 2015. As permitted by Basel III, we elected to exclude AOCI from CET1.

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

We had outstanding subordinated debentures and subordinated notes in the aggregate principal amount of $134.7 million as of December 31, 2024. Of this amount, $15.2 million is attributable to subordinated debentures issued to statutory trusts in connection with prior issuances of trust preferred securities, which qualifies as Tier 1 capital, and $119.5 million is attributable to outstanding subordinated notes, which qualifies as Tier 2 capital.

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

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of CECL accounting standard. Additionally, in March 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provided banking organizations an option to delay the estimated CECL impact on regulatory capital for an additional two years for a total transition period of up to five years to provide regulatory relief to banking organizations to better focus on supporting lending to creditworthy households and businesses in light of strains on the U.S. economy as a result of the COVID-19 pandemic. Effective January 1, 2022, we adopted ASU 2016-13, reflected the full effect of CECL at December 31, 2022, and did not elect the three-year or five-year CECL phase-in options on regulatory capital.

Prompt Corrective Action

The Federal Deposit Insurance Act ("FDIA") requires federal banking agencies to take “prompt corrective action” (“PCA”) in respect to depository institutions that do not meet minimum capital requirements. The FDIA includes the following five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare with various relevant capital measures and certain other factors, as established by regulation. Effective January 1, 2015, the Basel III Capital Rules revised the PCA requirements. Under the revised PCA provisions of the FDIA, an IDI generally will be classified in the following categories based on the capital measures indicated:

PCA Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	CET1 Risk-Based Ratio	Tier 1 Leverage Ratio
Well capitalized	10%	8%	6.50%	5%
Adequately capitalized	8%	6%	4.50%	4%
Undercapitalized	< 8%	< 6%	< 4.5%	< 4%
Significantly undercapitalized	< 6%	< 4%	< 3.0%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets =< 2%

As of December 31, 2024, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis.

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

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by the Bank. As of December 31, 2024, we met the requirements to be “well-capitalized” based upon the aforementioned ratios for purposes of the PCA regulations, as currently in effect.

Dividend Payments

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

Transactions with Affiliates and Insiders Depository institutions are subject to the restrictions contained in the Federal Reserve Act (the “FRA”) with respect to loans to directors, executive officers and principal stockholders. Under the FRA, loans to directors, executive officers and stockholders who own more than 10% of a depository institution and certain affiliated entities of any of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities, the institution’s loans-to-one-borrower limit. Federal regulations also prohibit loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who own more than 10% of an institution, and their respective affiliates, unless such loans are approved in advance by a majority of the board of directors of the institution. Any “interested” director may not participate in the voting. The proscribed loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus up to $500,000. The Federal Reserve also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to non-executive employees of the bank and must not involve more than the normal risk of repayment. There are additional limits on the amount a bank can loan to an executive officer.

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

Loans to One Borrower

 Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2024, the Bank’s regulatory limit on aggregate secured loans-to-one-borrower was $149.4 million and unsecured loans-to-one borrower was $89.6 million. The Bank did not have any loans to one borrower that exceeded either of these limits at December 31, 2024.

Safety and Soundness Standards/Risk Management

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

Branching Authority

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

Community Reinvestment Act Requirements

The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system, which bases CRA ratings on an institution’s lending, service, and investment performance, resulting in a rating by the appropriate bank regulator of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” The Bank received a “satisfactory” rating on its most recent CRA examination, which was conducted in May 2023. The federal banking agencies may take compliance with fair lending laws and practices, including CRA into account when regulating and supervising other activities.

On October 24, 2023, the federal regulatory agencies jointly issued  a final rule to strengthen and modernize regulations implementing the CRA. On March 29, 2024, a federal district court in Texas granted a preliminary injunction barring implementation of the final rule in response to a lawsuit filed by several trade groups. We will continue to monitor the litigation until resolved. We have also begun efforts to evaluate the impact of the new rule and to develop a strategy to ensure compliance.

Anti-Money Laundering and OFAC Regulation

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

Concentrations in Commercial Real Estate

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

Mortgage and Mortgage-Related Products

The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans that the lender sells, and other asset-backed securities that the securitizer issues, if the loans do not comply with the ability-to-repay standards described below. The risk retention requirement generally is 5%, but could be increased or decreased by regulation. The Bank does not currently expect the CFPB’s rules to have a significant impact on its operations, except for higher compliance costs.

The Volcker Rule

On December 10, 2013, the federal regulatory agencies issued final rules to implement the prohibitions required by the Volcker Rule under the Dodd-Frank Act. Under the final regulations, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest in private equity and hedge funds. Revisions to the Volcker Rule in 2019, that became effective in 2020, simplify and streamline the compliance requirements for banks that do not have significant trading activities. In 2020, the OCC, Federal Reserve, FDIC, SEC and Commodity Futures Trading Commission finalized further amendments to the Volcker Rule. The amendments include new exclusions from the Volcker Rule’s general prohibitions on banking entities investing in and sponsoring private equity funds, hedge funds, and certain other investment vehicles (collectively “covered funds”). The amendments in the final rule, which became effective on October 1, 2020, clarify and expand permissible banking activities and relationships under the Volcker Rule.

Additional Restrictions on Bancorp and Bank Activities

The activities of bank holding companies are generally limited to the business of banking, managing, or controlling banks, and other activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Bank holding companies that qualify and register as “financial holding companies” are also able to engage in certain additional financial activities, such as merchant banking, and securities and insurance underwriting, subject to limitations set forth in federal law. We are not at this date a “financial holding company.

The BHCA requires a bank holding company to obtain prior approval of the Federal Reserve before: (i) taking any action that causes a bank to become a controlled subsidiary of the bank holding company; (ii) acquiring direct or indirect ownership or control of voting shares of any bank or bank holding company, if the acquisition results in the acquiring bank holding company having control of more than 5% of the outstanding shares of any class of voting securities of such bank or bank holding company, unless such bank or bank holding company is majority-owned by the acquiring bank holding company before the acquisition; (iii) acquiring all or substantially all of the assets of a bank; or (iv) merging or consolidating with another bank holding company.

Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank can form subsidiaries to engage in activates “closely related to banking” or “nonbanking” activities and expanded financial activities. However, to form a financial subsidiary, the Bank must be well capitalized and would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for a national bank to conduct directly within the bank. The definition of “financial in nature” includes, among other items, underwriting, dealing in, or making a market in securities, including, for example, distributing shares of mutual funds. The subsidiary may not, however, engage as principal in underwriting insurance (other than credit life insurance), issue annuities, or engage in real estate development, investment, or merchant banking.

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

Due to the decline in the DIF reserve ratio below the statutory minimum of 1.35% as of June 30, 2020, caused by extraordinary growth in insured deposits during the first and second quarters of 2020, the FDIC established a Restoration Plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. The Restoration Plan did not include an increase in the deposit insurance assessment rate. On June 21, 2022, however, the FDIC adopted an Amended Restoration Plan and notice of proposed rulemaking to increase the deposit insurance assessment rates as it was otherwise at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028. In conjunction with the Amended Restoration Plan, the FDIC adopted a final rule on October 18, 2022 that increased initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023, to improve the likelihood that the reserve ratio would be restored to 1.35% by September 30, 2028. The proposed rule was adopted as final without change.

Also, in the final rule adopted on October 18, 2022, the FDIC incorporated Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (ASC 326) Troubled Debt Restructurings and Vintage Disclosures in the risk-based deposit insurance assessment system applicable to all large and highly complex insured depository institutions ("IDIs"). In March 2022, the FASB issued ASU 2022-02, which eliminates accounting guidance for troubled debt restructurings (“TDRs”) and introduces new disclosures and enhances existing disclosures concerning certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. The FDIC final rule amends the assessment regulations to include a new term, “modifications to borrowers experiencing financial difficulty,” in two financial measures—the underperforming assets ratio and the higher-risk assets ratio—used to determine deposit insurance assessments for large and highly complex IDIs. The final rule became effective on January 1, 2023, and was applicable to the first quarterly assessment period of 2023.

On November 16, 2023, the FDIC adopted a final rule on special assessment to recover the losses to the DIF from the protection of uninsured depositors following the closures of Silicon Valley Bank, Santa Clara, CA, and Signature Bank, New York, NY during March 2023. The assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits, reported for the quarter that ended December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits from the IDI, or for IDIs that are part of a holding company with one or more subsidiary IDIs, at the banking organization level. The FDIC will collect the special assessment at an annual rate of approximately 13.4 basis points, over eight quarterly assessment periods. The FDIC retains the ability to cease collection early, extend the special assessment collection period, and impose a final shortfall special assessment to collect the difference between actual losses and the amounts collected after the receiverships for Silicon Valley Bank and Signature Bank terminate. The final rule became effective of April 1, 2024, with the first collection for the special assessment reflected on the invoice for the first quarterly assessment period of 2024 with a payment date of June 28, 2024. Our deposits as of December 31, 2024 were below $5 billion and therefore the Bank is not subject to this special assessment.

Operations, Consumer and Privacy Compliance Laws

The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws include, among others: Truth in Lending Act; Truth in Savings Act; Electronic Funds Transfer Act; Expedited Funds Availability Act; Equal Credit Opportunity Act; Fair and Accurate Credit Transactions Act; Fair Housing Act; Fair Credit Reporting Act; Fair Debt Collection Act; Home Mortgage Disclosure Act; Real Estate Settlement Procedures Act; laws regarding unfair and deceptive acts and practices; and usury laws. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability.

Pursuant to the Dodd-Frank Act, the CFPB has broad authority to regulate and supervise the retail consumer financial products and services activities of banks and various nonbank providers. The CFPB has authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. The creation of the CFPB by the Dodd-Frank Act has led to, and is likely to continue to lead to, enhanced and strengthened enforcement of consumer financial protection laws.

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020. The CCPA, which covers businesses that obtain or access personal information on California resident consumers, grants consumers enhanced privacy rights and control over their personal information, and imposes significant requirements on covered companies with respect to consumer data privacy rights. We expect this trend of state-level activity to continue, and are continually monitoring developments in other states in which we operate.

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

Securities and Corporate Governance

The Company is subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, we are subject to NASDAQ listing standards for listed companies. The Company is also subject to the Sarbanes-Oxley Act, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit and compensation committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow stockholders and investors to more easily and efficiently monitor the performance of companies and their directors. Under the Sarbanes-Oxley Act, management and the Company's independent registered public accounting firm are required to assess the effectiveness of the Company’s internal control over financial reporting. These assessments are included in Part II—Item 9A. Controls and Procedures.

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

The Dodd-Frank Act requires that the federal banking agencies issue a rule related to incentive-based compensation. No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a proposed rule was published in May 2024. The proposed rule is intended to (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss, (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation, and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, the Company and the Bank have undertaken efforts to ensure that their incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.

Future Legislative Developments

Various legislative acts are from time to time introduced in Congress and the California legislature. This legislation may change banking statutes and the environment in which we operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations and interpretations with respect thereto, would have on our financial condition or results of operations.

The new presidential administration and many members of Congress have advocated for changes in financial services regulation, potentially including amendments to the Dodd-Frank Act and other federal banking laws, and structural changes to the CFPB. It is possible, though uncertain, that Congress and/or the relevant federal agencies may seek to roll back or modify some or much of the rulemaking and regulatory guidance issued under the previous presidential administration. Additionally, the full impact of the leadership changes at banking regulatory agencies on the enforcement and supervisory priorities of each agency is not fully known at this time. It is therefore unclear at the present time what effect the aforementioned changes will have on the banking industry as a whole or the Company specifically.

Regulation of Non-Bank Subsidiaries

Non-bank subsidiaries are subject to additional or separate regulation and supervision by other state, federal and self-regulatory bodies. Additionally, any foreign-based subsidiaries would also be subject to foreign laws and regulations.

Federal and State Taxation

Bancorp and the Bank report their income on a consolidated basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions. We have not been audited by the Internal Revenue Service. For 2024, 2023 and 2022, we were subject to a maximum federal income tax rate of 21.00%, California state income tax rate of 10.84% and various state tax rates for other various state jurisdictions.

Item 1A. Risk Factors.

Risks Related to Interest Rates

Fluctuations in interest rates may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we receive on our assets, such as loans, rises more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to increase. However, when interest rates decrease, the rate of interest we receive on our assets, such as loans, may decline more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens or becomes inverted, that is, when short-term interest rates remain constant or increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates. At December 31, 2024, total loans held for investment ("HFI") were 81.7% of our earning assets and exhibited a positive 4% sensitivity to rising interest rates in a 100 basis point parallel shock.

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

As of December 31, 2024, the fair value of our securities portfolio was approximately $425.1 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

At December 31, 2024, $420.2 million of our securities were classified as AFS with an aggregate pre-tax net unrealized loss of $29.2 million. We increase or decrease shareholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our AFS securities portfolio, net of the related tax, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported shareholders’ equity, book value per common share, and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities, which have no stated maturity, the declines in fair value may or may not be recovered over time.

Risks Related to Our Business

Changes in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly in the states of California, Nevada, Illinois, New Jersey, Hawaii and New York, and the Los Angeles, New York City, Chicago, Las Vegas and Honolulu metropolitan areas. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to repayment ability and collateral protection as well as reduced demand for the products and services we offer. In addition, economic conditions in foreign countries, including global political hostilities, U.S. and foreign tariff policies and uncertainty over the stability of the euro currency, could affect the stability of global financial markets, which could hinder domestic economic growth. Concerns about the performance of international economies can impact the economy and financial markets here in the U.S. in several ways. For example, a significant deterioration of economic conditions in Asia could expose us to, among other things, economic and transfer risk, and we could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with, or loans made to, such entities.

If the national, regional and local economies experience a decline in economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in the debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, lower home sales and commercial activity, and fluctuations in the commercial and Federal Housing Administration financing sector. A significant outbreak of disease pandemics or other adverse public health developments in the population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could adversely affect our customers’ businesses and results of operations. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities.

In recent years, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements with China, the European Union and the United Kingdom, and the impact such actions may have on economic and market conditions. A trade war or other governmental action related to tariffs or international trade agreements or policies, as well as military conflicts, including the military actions between Ukraine and Russia, war and conflicts in the Middle East and tension between China and Taiwan, or other potential epidemics or pandemics, have the potential to negatively impact our and/or our customers’ costs, demand for our customers’ products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

Although inflation levels moved closer to the Federal Open Market Committee’s (“FOMC”) target rate of 2% in 2024, as of December 31, 2024, inflation rates remained elevated above the target rate. To the extent inflation persists, it poses a risk to the economy overall, and could pose direct or indirect challenges to our clients and to our business. Elevated inflation can impact our business customers through loss of purchasing power for their customers, leading to lower sales. Elevated inflation can also increase input and inventory costs for our customers, forcing them to raise their prices or lower their profitability. Supply chain disruption, also leading to inflation, can delay our customers’ shipping ability, or timing on receiving inputs for their production or inventory. Inflation can lead to higher wages for our business customers, increasing costs. All of these inflationary risks for our business customer base can be financially detrimental, leading to increased likelihood that the customer may become delinquent or otherwise default on a loan. To the extent such conditions exist or worsen, we could experience adverse effects on our business, financial condition, and results of operations.

While customer confidence in the banking system has improved considerably since the first half of 2023, risk related to disintermediation and uninsured deposits remain, and could continue to have a material effect on our operations and/or stock price.

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

Pandemics, epidemics, or other health crises, including COVID-19, have had and could have repercussions that could impact household, business, economic, and market conditions. These events have in the past caused, and could in the future cause, us to implement measures to combat such health crises, including restrictions impacting individuals, including our current and potential investors and customers, and the manner in which business continues to operate. Additionally, our operations may be impacted by the need to close certain offices and limit how customers conduct business through our branch network.

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

Effective liquidity management is essential for the operation of our business. Although we have implemented strategies to maintain sufficient and diverse sources of funding to accommodate planned, as well as unanticipated, changes in assets, liabilities, and off-balance sheet commitments under various economic conditions, an inability to raise funds through deposits, borrowings, the sales of investment securities and other sources could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market disruption, a decrease in the borrowing capacity assigned to our pledged assets by our secured creditors, or adverse regulatory action against us. Deterioration in economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings and borrowings from the Federal Reserve and FHLB. Our ability to acquire deposits or borrow, and the possibility of deposit outflows, could also be impaired by various stress environments and other factors that are not specific to us, including a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry generally as a result of conditions faced by banking organizations in the domestic and international credit markets. Other factors, for example a cybersecurity breach that is specific to us, could also impair our ability to acquire or retain deposits. The inability to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

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

At December 31, 2024, approximately 94.0% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2024, we had $1.5 billion of commercial loans, consisting of $1.2 billion of CRE loans, $129.6 million of C&I loans for which real estate is not the primary source of collateral and $173.3 million of C&D loans. C&I loans represented 4.2% of our total loan portfolio at December 31, 2024. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our C&I loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

We have a concentration in commercial real estate, which could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued the CRE Concentration Guidance on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner occupied commercial real estate are not included for purposes of CRE Concentration calculation. As of December 31, 2024, our CRE loans represented 207% of our Bank total risk-based capital, as compared to 183% as of December 31, 2023. We actively work to manage our CRE concentration and we have discussed the CRE Concentration Guidance with the FDIC and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. Nevertheless, the FDIC or the DFPI could become concerned about our CRE loan concentrations, and they could limit our ability to grow by restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

Our SFR loan product consists primarily of non-qualified SFR mortgage loans, which may be considered less liquid and more risky.

As of December 31, 2024, our SFR mortgage loan portfolio amounted to $1.49 billion or 48.9% of our loans HFI portfolio. As of that date, 97.0% of our SFR mortgage loans consisted of non-qualified mortgage loans, which are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. We offer two SFR mortgage products, a low loan-to-value, alternative document hybrid non-qualified SFR mortgage loan, or non-qualified SFR mortgage loan, and a qualified SFR mortgage loan. As of December 31, 2024, our non-qualified SFR mortgage loans had an average loan-to-value of 55.9% and an average FICO score of 763. As of December 31, 2024, 3.0% of our total SFR mortgage loan portfolio were loans originated to foreign nationals. The non-qualified SFR mortgage loans that we originate are designed to assist Asian-Americans who have recently immigrated to the United States and as such are willing to provide higher down payment amounts and pay higher interest rates and fees in return for reduced documentation requirements. Non-qualified SFR mortgage loans are considered less liquid than qualified SFR mortgage loans because such loans are not able to be securitized and can only be sold directly to other financial institutions. Such non-qualified loans may be considered more risky than qualified mortgage loans although we attempt to address this enhanced risk through our underwriting process, including requiring larger down payments and, in some cases, interest reserves.

We also have a concentration in our SFR secondary sale market, as a substantial portion of our non-qualified mortgage loans have been historically sold to two banks; although, we are currently selling SFR mortgage loans to three banks. Although, we are taking steps to reduce our dependence on these banks by expanding the number of banks that we sell our non-qualified SFR mortgages to, we may not be successful in expanding our sales market for our non-qualified mortgage loans. These loans also present a pricing risk as rates change, and our sale premiums cannot be guaranteed. Further, the criteria for our loans to be purchased by other banks may change from time to time, which could result in a lower volume of corresponding loan originations.

Mortgage production, including refinancing activity, historically declines in rising interest rate environments, which we have experienced in recent years.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We originated $31.2 million of SBA loans for the year ended December 31, 2024. We sold $13.8 million of the guaranteed portion of our SBA loans for the year ended December 31, 2024. Consequently, as of December 31, 2024, we held $47.3 million of SBA loans on our balance sheet, of which $45.3 million or 95.9% consisted of the non-guaranteed portion of SBA loans and $2.0 million or 4.1% consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We attempt to limit this risk by generally requiring such loans to be collateralized and limiting the overall amount that can be held on our balance sheet to 75% of our total capital.

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

A significant segment of our business consists of originating and periodically selling U.S. government guaranteed loans, in particular those guaranteed by the SBA. Presently, the SBA guarantees 75% of the principal amount of each qualifying SBA loan originated under the SBA’s 7(a) loan program. There is no assurance that the U.S. government will maintain the SBA 7(a) loan program or if it does, that such guaranteed portion will remain at its current level. In addition, from time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee future loans. In addition, these agencies may change their rules for qualifying loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan guarantee programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small businesses, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability associated with the sale of the guaranteed portion of these loans could decline as a result of market displacements due to increases in interest rates, and could cause the premiums realized on the sale of the guaranteed portions to decline from current levels. As the funding and sale of the guaranteed portion of SBA 7(a) loans is a portion of our business and a part of our noninterest income, any significant changes to the funding for the SBA 7(a) loan program may have an unfavorable impact on our prospects, future performance and results of operations.

Real estate construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Real estate construction loans, including land development loans, comprised approximately 5.7% of our total loan portfolio as of December 31, 2024. Such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. If any of these events occur, our financial condition, results of operations and cash flows could be materially and adversely affected.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

As of December 31, 2024, our nonperforming assets totaled $81.0 million, or 2.03%, of total assets. Nonperforming loans totaled $81.0 million, and consisted of $11.2 million of nonaccrual loans HFS, and $69.8 million of nonaccrual loans HFI. Nonaccrual loans HFI were 2.29% of our loan HFI portfolio. In addition, we had $22.1 million in accruing loans that were 30-89 days delinquent as of December 31, 2024. There was no other real estate owned ("OREO") at December 31, 2024.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming assets also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

Risks Related to Our Deposits

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of clients.

As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have a significant amount of seasonality. 165 clients maintained balances (aggregating all related accounts, including multiple business entities and personal funds of business owners) in excess of $2.0 million per client at December 31, 2024. This amounted to $1.1 billion, or approximately 34%, of the Bank’s total deposits as of December 31, 2024. In addition, our ten largest depositor relationships accounted for approximately 11% of our deposits at December 31, 2024. Our largest depositor relationship accounted for approximately 2.2% of our deposits at December 31, 2024. These deposits can and do fluctuate substantially. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, or otherwise purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. Consequently, the occurrence of these events  could have a material adverse impact to our operations and financial results.

Risk Related to our Allowance for Credit Losses (“ACL”)

If we do not effectively manage our credit risk, we may experience increased levels of delinquencies, nonperforming loans and charge-offs, which could require increases in our provision for credit losses.

As of January 1, 2022, we adopted ASU 2016-13 (ASC 326), “Measurement of Credit Losses on Financial Instruments,” commonly referenced as the CECL model, which changes how we estimate credit losses and increased the required level of our ACL. There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and market conditions. We cannot guarantee that our credit underwriting and monitoring procedures will reduce these credit risks, and they cannot be expected to completely eliminate our credit risks. If the overall economic climate in the U.S., generally, or our market areas, specifically, declines, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for credit losses, which would cause our net income, return on equity and capital to decrease.

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

We estimate credit losses using the CECL model, which incorporates the use of and is more reliant on reasonable and supportable forecasts of economic conditions, including, but not limited to: forecasts of GDP growth rates, levels of unemployment, vacancy rates, and changes in the value of commercial real estate properties. Because the CECL methodology is more dependent on future economic forecasts, assumptions, and models than the previous accounting standards, it may result in increases and add volatility to our ACL and future provisions for credit losses. The forecasts, assumptions, and models required by CECL are based upon third-party forecasts, subject to management’s review and adjustment in light of information currently available.

As of December 31, 2024, our ACL as a percentage of total loans HFI was 1.59% and as a percentage of total nonperforming loans HFI was 69.4%. Although management believes that the ACL is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses in the future to further supplement the ACL, due to a variety of factors. Our bank regulatory agencies will periodically review our ACL and the value attributed to nonaccrual loans or to OREO and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

Risks Related to our Growth Strategy

Acquisitions may disrupt our business.

We successfully completed six whole bank acquisitions and one branch acquisition since July 2011. The success of future acquisitions we may consummate may depend, in part, on the ability to realize the estimated cost savings and combine the acquired businesses with our existing operations in a manner that does not materially disrupt the existing customer relationships of either institution, or result in decreased revenues resulting from any loss of customers, and that permits growth opportunities to occur. If we are not able to successfully achieve these objectives, the anticipated benefits of future acquisitions may not be realized fully or at all or may take longer to realize than expected.

There are risks associated with our growth strategy. To the extent that we grow through acquisitions, we cannot ensure that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or other assets, as well as other expansion activities, involves various risks including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks or branches, the risk of loss of customers and/or employees of the acquired institution or branch, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction’s anticipated benefits. Our ability to address these matters successfully cannot be assured. There is also the risk that the requisite regulatory approvals might not be received and other conditions to consummation of a transaction might not be satisfied during the anticipated timeframes, or at all. In addition, our strategic efforts may divert resources or management’s attention from ongoing business operations, may require investment in integration and in development and enhancement of additional operational and reporting processes and controls, and may subject us to additional regulatory scrutiny. To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders.

It is possible that the potential cost savings of one or more acquisitions could turn out to be more difficult to achieve than anticipated and the integration process associated with an acquisition could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the acquisitions. Integration efforts could also divert management attention and resources. These integration matters could have an adverse effect on the combined Company.

In addition, if we were to conclude that the value of an acquired business has decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.

Our business strategy includes plans for organic growth, and our financial condition and results of operation could be adversely affected if we fail to grow or fail to manage our growth effectively.

As part of our general growth strategy, we expect to continue to pursue organic growth, while also continuing to evaluate potential acquisitions and expansion opportunities that we believe provide a strategic or geographic fit with our business. There can be no assurance that we will successfully execute our organic growth strategy, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

Our growth initiatives may also require us to recruit experienced personnel to assist in such initiatives. Accordingly, the failure to identify and retain such personnel would place significant limitations on our ability to successfully execute our growth strategy. In addition, to the extent we expand our lending beyond our current market areas, we could incur additional risks related to those new market areas. We may not be able to expand our market presence in our existing market areas or successfully enter new markets.

If we do not successfully execute our growth plan, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage growth.

As we expand our business outside of California markets, we may encounter risks that could adversely affect us.

We primarily operate in California, New York, New Jersey and Illinois markets with a concentration of Asian-American individuals and businesses; however, one of our strategies is to expand beyond California into other domestic markets that have concentrations of Asian-American individuals and businesses. We also currently have operations in Las Vegas, Nevada and Honolulu, Hawaii, including operating a branch office, and would consider strategic opportunities for additional branch expansion. In the course of any expansion, we may encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to manage operations in noncontiguous market areas, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience. Expansion of our business beyond California could have a material adverse effect on our operations and financial results.

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

We are continuously enhancing and expanding our digital products and services to meet client and business needs with desired outcomes. These digital products and services often include storing, transmitting, and processing confidential client, employee, monetary, and business information. Due to the nature of this information, and the value it has for internal and external threat actors, we, and our third-party service providers, continue to be subject to cyber-attacks and fraud activity that attempts to gain unauthorized access, misuse information and information systems, steal information, disrupt or degrade information systems, spread malicious software, and other illegal activities.

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

Cybersecurity, and the continued development and enhancement of controls, processes, and practices designed to protect client information, systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for us. As cybersecurity threats continue to evolve, we may be required to expend additional resources to continue to enhance, modify, and refine our protective measures against these evolving threats.

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

In addition, our clients and vendors rely on technology and systems not managed directly by us, such as networking devices, server infrastructure, personal computers, smartphones, tablets, and other mobile devices, to contact and conduct business with us. If the devices of our clients or vendors become the target of a cyber-attack, or information security breach, it could result in unauthorized access to, misuse of, or loss of confidential client, employee, monetary, or business information. Threat actors using improperly obtained personal or financial information of consumers can attempt to obtain loans, lines of credit, or other financial products from us, or attempt to fraudulently persuade our employees, clients, or other users of our systems to disclose confidential information in order to gain improper access to our information and information systems.

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

Both internal and external fraud and theft are risks. If confidential client, employee, monetary, or business information were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage, and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or if such information were to be intercepted or otherwise inappropriately taken by third parties, or if our own employees abused their access to financial systems to commit fraud against our clients and us. These activities can occur in connection with the origination of loans and lines of credit, ACH transactions, wire transactions, ATM transactions, and checking transactions, and result in financial losses as well as reputational damage.

Operational errors can include information system misconfiguration, clerical or record-keeping errors, or disruptions from faulty or disabled computer or telecommunications systems. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Because of our large transaction volume and its necessary dependence upon automated systems to record and process these transactions, there is a risk that technical flaws, tampering, or manipulation of those automated systems, arising from events wholly or partially beyond its control, may give rise to disruption of service to customers and to financial loss or liability. We are exposed to the risk that our business continuity and data security systems prove to be inadequate.

The occurrence of any of these risks could result in a diminished ability for us to operate our business, additional costs to correct defects, potential liability to clients, reputational intervention, any of which could adversely affect our business, financial condition and results of operations.

Potential environmental liabilities associated with commercial lending could materially and adversely affect our business and financial condition.

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

We are based in California and at December 31, 2024, approximately 59.2% of the aggregate outstanding principal of our total loan portfolio was secured by real estate located in California or businesses in California. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Certain of these natural disasters may be exacerbated by climate change. Natural or man-made disasters and recurring energy shortages could harm our operations directly through interference with communications, including the interruption or loss of our information technology structure and websites, which could prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural or man-made disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. For example, the California wildfires in Los Angeles County in January 2025 destroyed considerable commercial and residential properties impacting the businesses and lives of clients, employees and other shareholders. Direct and indirect costs and impacts from wildfires may include potential adverse changes to the level of our nonperforming assets and charge-offs. The occurrence of natural and man-made disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

Climate change could have a material negative impact on us and clients.

Our business, as well as the operations and activities of our clients, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to us and our clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on us and our clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, our carbon footprint, and our business relationships with clients who operate in carbon-intensive industries.

In addition, California remains at the forefront of climate-related disclosure regulations, including the Climate-Related Financial Risk Act (SB 261), as amended by California Senate Bill 219. While these laws are currently subject to legal challenge and the extent to which these laws may be pre-empted by federal law is uncertain, in the absence of federal preemption the Climate-Related Financial Act would apply to us beginning in 2026 with disclosures based on 2025 data. Related compliance costs represent hard costs beyond current regulatory costs and would also involve the cost of management and personnel resources. In addition, we have multiple stakeholders, among them stockholders, customers, federal and state regulatory authorities, and political entities, who often have differing, and sometimes conflicting, priorities and expectations regarding environmental, social and governance issues. For instance, we operate extensively in California, which is at the forefront of requiring climate-related disclosures, but we also operate in states throughout the country, and there is an increasing number of state-level initiatives opposing environmental, social and governance practices.

New or increased regulations could result in increased compliance costs or capital requirements. Additionally, our reputation and customer relationships may be damaged due to our practices related to climate change, including our involvement, or our customers’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change. Ongoing legislative or regulatory developments and changing climate risk management and related practices may result in higher regulatory, compliance and credit risks and costs.

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

Our operations consist of offering banking and mortgage banking services to generate both interest and noninterest income. Many of our competitors offer the same, or a wider variety of, banking and related financial services within our market areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from so-called “online businesses” with few or no physical locations, including online banks, lenders and consumer and commercial lending platforms, as well as automated retirement and investment service providers. Increased competition in our markets may result in reduced loans, deposits and commissions and brokers’ fees, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and mortgage loan customers and expand our sales market for such loans, we may be unable to continue to grow our business, which could have a material negative impact on our business, results of operations and financial condition.

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

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “Forward-Looking Statements,” and in this Item 1A. Risk Factors. The capital and credit markets can experience volatility and disruption. Such volatility and disruption can reach unprecedented levels, resulting in downward pressure on stock prices and credit availability for certain issuers without regard to their underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

Our dividend policy may change.

We have paid quarterly dividends since our initial public offering in the third quarter of 2017. We paid total dividends of $0.56 per share in 2022, and $0.64 per share in 2023 and 2024. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability and requirements, projected liquidity needs, financial condition, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our common shareholders.

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

Future sales or equity issuances could result in dilution, which could cause our common stock price to decline.

We have outstanding options to purchase 174,500 shares of our common stock as of December 31, 2024 that may be exercised and sold (assuming all vesting requirements are met), and we have the ability to issue options exercisable for up to an additional 1,004,658 shares of common stock pursuant to our 2017 Omnibus Stock Incentive Plan. The sale of any of such shares could cause the market price of our stock to decline, and concerns that those sales may occur could cause the trading price of our common stock to decrease or to be lower than it might otherwise be.

We are also generally not restricted from issuing additional shares of our common stock, up to the 100 million shares of common stock and 100 million shares of preferred stock authorized in our articles of incorporation, which in each case could be increased by a vote of a majority of our shares. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance would have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity threats continue to evolve as the threat landscape evolves. The Bank continuously works to evolve its cybersecurity practices with the changing landscape. Significant resources are devoted to protecting and enhancing the security of networks, computer systems, data storage devices, and other systems and technology. The Bank’s security efforts and implemented controls are designed to protect against, among other things, cybersecurity attacks that can result in unauthorized access of confidential information, the destruction of data, disruptions to or degradations of service, the sabotaging of systems or other damage.

Third parties with which the Bank does business, which facilitate the Bank’s business activities, e.g., vendors, supply chain, exchanges, clearing houses, central depositories, and financial intermediaries are sources of cybersecurity risk to the Bank. Third-party incidents such as system breakdowns or failures, misconduct by the employees of such parties, or cyber-attacks, including ransomware and supply-chain compromises could have a material adverse effect on the Bank, including in circumstances in which an affected third party is unable to deliver a product or service to the Bank or results in lost or compromised information of the Bank or its clients or customers.

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

Cybersecurity Risk Management

The Bank maintains an Information Security and Cybersecurity Program to support the management of cybersecurity risk as a component of the Bank’s Enterprise Risk Management (“ERM”) framework. The information security and cybersecurity program is designed to manage risks relating to cybersecurity threats and leverages controls, best practices recommendations, and standards from the Federal Financial Institutions Examination Council (“FFIEC”) and the National institute of Standards and Technology (“NIST”) Cybersecurity Framework, and standards set by relevant legal and regulatory authorities.

The Information Security Officer (“ISO”) oversees the Bank's Information Security and Cybersecurity Program and leads the Information Security team. Reporting to the Chief Risk Officer (“CRO”) and Chief Information Officer (“CIO”), the ISO and his team are responsible for identifying, assessing and managing information security and cybersecurity risks, and for implementing and maintaining controls to prevent, detect and respond to cybersecurity threats and incidents, safeguarding the confidentiality, integrity and availability of the Bank's information systems and data.

As part of the Information Security and Cybersecurity Program, the Bank conducts periodic employee training to educate employees on information and cybersecurity risks and to reinforce security management practices and compliance with the Bank's security policies and standards. Training is mandatory for all employees and is supplemented by testing initiatives, including periodic phishing tests.

The Bank's policies and procedures concerning cybersecurity matters include processes to safeguard its information systems, monitor these systems, protect the confidentiality and integrity of its data, detect intrusions into its systems, and respond to cybersecurity incidents. Extensive technical controls are in place for identifying and managing cybersecurity risks and safeguarding Bank information systems and information. The Bank uses sophisticated industry-recognized monitoring and threat detection technologies that continuously monitor its information systems and provide threat detection alerts. The Bank’s strategy for assessing, identifying, and managing cybersecurity risks and for evaluating the effectiveness of its cybersecurity program includes periodic risk assessments and testing of its systems, processes and procedures through audits, penetration testing, vulnerability scans, tabletop exercises, and other related exercises.

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

The Bank engages third parties on a regular basis to assess, test, audit or assist with the implementation of risk management strategies, policies, and procedures to enhance the detection and management of cybersecurity risks. Cybersecurity risk management strategies include, but are not limited to: consultants who assist with assessing risks, assessing systems alignment with NIST Cybersecurity Framework, and FFIEC, penetration testing, tabletop exercises and other regulatory agency requirements.

The Bank maintains a process to evaluate and manage risks associated with third-party service providers. We conduct a full vendor due diligence review before engagement, review specific security measures in our contracts, and maintain continued monitoring during the engagement including yearly due diligence reviews.

Governance

The IT Committee and Audit Committee are the principal board committees that oversee the Bank’s assessment and management of cybersecurity risk, including oversight of the implementation and maintenance of appropriate controls in support of the Bank’s Information Security and Cybersecurity Program. Both the IT and Audit Committees are comprised of professionals with risk management and information technology expertise to manage any material risk from a cybersecurity threat standpoint.

The membership of the IT Committee includes members of the executive management team as well as directors of the Bank. The CIO and ISO actively participate in all IT Committee meetings. The CIO has over 20 years of work experience in the development, operation and management of Information Technology at financial institutions. The ISO has over 10 years of work experience in building and overseeing cybersecurity programs at financial institutions. Both CIO and ISO have extensive experience and qualifications in various technology and information security disciplines, including relevant experience at the Bank. Additionally, the Audit Committee has oversight of the management of cybersecurity risk via validation and review of IT and cybersecurity risk assessments and audits. The ISO provides reporting metrics on cybersecurity risks to the IT Committee, which meets at least four times a year. The IT and Audit Committees assist the Board of Directors in its oversight.

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

Notwithstanding the Bank's efforts at cybersecurity, the Bank cannot guarantee that those efforts will successfully prevent or mitigate a cybersecurity incident that could have a material adverse effect on it. To our knowledge, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Bank, including its business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see Item 1A. Risk Factors–Risks Related to Our Business.

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

Item 3. Legal Proceedings.

In the normal course of business, we are named or threatened to be named as a defendant in various lawsuits. Management does not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect on our business. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business (including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws), we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.

We accrue reserves for outstanding lawsuits, claims and proceedings when a loss contingency is probable and can be reasonably estimated in accordance with FASB guidance ASC 450, “Contingencies." The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Global Select Market (NASDAQ) under the symbol “RBB” on July 27, 2017. Prior to that, there was no public market for our common stock.

Shareholders

As of March 12, 2025, we had approximately 2,813 common stock shareholders of record, and the closing price of our common stock was $16.93 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

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

Under the terms of our subordinated notes issued in March 2021, and the related subordinated note purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the subordinated notes. Additionally, under the terms of such notes, we are not permitted to declare or pay any dividends on our capital stock if we are not “well capitalized” for regulatory purposes immediately prior to the payment of such dividend. The terms of the debentures underlying our Trust Preferred Securities also prohibit us from paying dividends on our capital stock if we are in deferral of interest payments on those debentures. There have been no events of default under the terms of the subordinated notes as of December 31, 2024.

As a bank holding company, our ability to pay dividends is affected by the policies and enforcement powers of the Federal Reserve. Information on regulatory restrictions on our ability to pay dividends is set forth in Item 1. Business—Supervision and Regulation – The Company – Dividend Payments. In addition, because we are a holding company, we are dependent upon the payment of dividends by the Bank to us as our principal source of funds to pay dividends in the future, if any, and to make other payments. The Bank is also subject to various legal, regulatory and other restrictions on its ability to pay dividends and make other distributions and payments to us, as further discussed in Item 1. Business—Supervision and Regulation—The Bank—Dividend Payments.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2019 through December 31, 2024. The graph compares our common stock with the Russell 2000 Index and the SNL Bank $1B-$5B Index. The graph assumes an investment of $100.00 in our common stock and each index on December 31, 2019 and reinvestment of all quarterly dividends. Measurement points are December 31, 2019 and the last trading day of each year-end through December 31, 2024. There is no assurance that our common stock performance will continue in the future with the same or similar results as shown in the graph.

	Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
RBB Bancorp	100.00	74.30	129.57	105.60	100.94	112.07
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
KBW Nasdaq Regional Banking Index	100.00	91.29	124.74	116.10	115.64	130.90

Source: S&P Global Market Intelligence
© 2025

Unregistered Sales and Issuer Purchases of Equity Securities

On February 29, 2024, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 1,000,000 shares of Company common stock. On June 14, 2022, March 16, 2022 and April 22, 2021 the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 500,000 shares of Company common stock for each authorization date. We repurchased zero shares of common stock during the fourth quarter of 2024 and we repurchased 1,036,750 shares of common stock during the first three quarters of 2024 completing our authorized repurchase programs.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our audited consolidated financial statements are based upon its audited consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of these audited consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Credit Losses (“ACL”) - Loans Held for Investment

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

   The use of reasonable and supportable forecasts requires significant judgment, such as utilizing the Federal Open Market Committee's projected unemployment rate as part of the economic forecast, determining the appropriate length of the forecast horizon and determining the appropriate weighting and degree of risk assigned to each of the qualitative factors based on management's direct control or influence over specific qualitative factors and internal understanding of such levels of exposure. Management estimates the allowance balance required using past loan loss experience, peer loss history, loan prepayment speeds, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Any unexpected adverse changes or uncertainties to these factors that are beyond our control could result in increases in the ACL through additional provision for credit losses.

A sensitivity analysis of our ACL was performed as of December 31, 2024. Based on this sensitivity analysis, a positive 25% change in loan prepayment speeds would result in a $1.4 million, or 2.8%, decrease to the ACL. Conversely, a negative 25% change in loan prepayment speeds would result in a $1.5 million, or 3.2%, increase to the ACL. Additionally, a one percentage point increase in the unemployment rate would result in a $966,000, or 2.0%, increase to the ACL and a one percentage point decrease in the unemployment rate would result in a $1.1 million, or 2.2%, decrease to the ACL. Management reviews the results using the comparison scenario for sensitivity analysis and considered the results when evaluating the qualitative factor adjustments.

On a quarterly basis, we stress test the qualitative factors, which are lending policy, procedures & strategies, economic conditions, changes in nature and volume of the portfolio, credit & lending staff, problem loan trends, loan review results, collateral value, concentrations and regulatory and business environment by creating two scenarios, moderate risk and major risk. In the Moderate Stress scenario, the status of all nine risk factors across all pooled loan segments were set at “Moderate Risk.” In the Major Stress scenario, the status of all nine risk factors across all pooled loan segments were set at “Major Risk.” Under the Moderate Stress scenario, ACL increased by $8.7 million, or 18.0%, as of December 31, 2024. Under the Major Stress scenario, ACL increased by $23.7 million or 48.8% as of December 31, 2024.

Goodwill

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank acquisitions is not amortized but tested for impairment at least annually.

We perform goodwill impairment tests in accordance with ASC 350 “Intangibles-Goodwill and Other.” In evaluating whether it is more likely than not that the fair value of the Company is less than its carrying amount, we assess relevant events and circumstances such as macroeconomic conditions, industry and market considerations, financial performance, our stock price and other relevant entity specific considerations. As discussed more fully herein, we have not recognized any goodwill impairment.

Income Taxes

We file our income taxes on a consolidated basis with our subsidiaries. The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for income taxes. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Tax effects from an uncertain tax position are recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense.

Under ASC 740, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized. Our policy is to evaluate the deferred tax assets on a quarterly basis and record a valuation allowance for the deferred tax assets if there is not sufficient positive evidence available to demonstrate utilization of the deferred tax assets. An initial setup or an increase to the deferred tax asset valuation allowance would be charged to income tax expense that would negatively impact our earnings.

Our significant accounting policies are described in greater detail in our 2024 audited financial statements included in Item 8. Financial Statements and Supplementary Data - Note 2—Basis of Presentation and Summary of Significant Accounting Policies, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

For the year ended December 31, 2024, we reported net earnings of $26.7 million, compared with $42.5 million for the year ended December 31, 2023. This represented a decrease of $15.8 million, or 37.2%, from the prior year due to a $19.9 million decrease in net interest income, and a $6.5 million increase in the provision for credit losses, partially offset by a $1.5 million decrease in noninterest expenses and an $8.8 million decrease in income tax expense. The decrease in net interest income was attributed mostly to the higher cost of funds as interest expense increased $15.4 million.

At December 31, 2024, total assets were $4.0 billion, a decrease of $33.5 million, or 0.8%, from December 31, 2023. The decrease was primarily due to a $178.7 million decrease in interest-earning cash and due from banks, partially offset by an increase of $101.2 million in investment securities and an increase of $21.4 million in loans HFI.

At December 31, 2024, available for sale ("AFS") investment securities totaled $420.2 million inclusive of a pre-tax net unrealized loss of $29.2 million, compared to $319.0 million inclusive of a pre-tax net unrealized loss of $28.1 million at December 31, 2023. At December 31, 2024, held to maturity (“HTM”) investment securities totaled $5.2 million, unchanged from December 31, 2023.

Loans HFI were $3.1 billion at December 31, 2024, compared to $3.0 billion at December 31, 2023. Loans HFI increased $21.4 million, or 0.7%, from December 31, 2023. The increase in loans was mainly due to increases of $33.6 million of CRE loans and $6.2 million of SFR mortgage loans, partially offset by decreases of $8.2 million of C&D loans, $4.9 million of other loans, $4.8 million of SBA loans and $511,000 of C&I loans.

Total deposits were $3.1 billion at December 31, 2024, a decrease of $91.0 million, or 2.9%, compared to $3.2 billion at December 31, 2023. This decrease included a $258.1 million decrease in wholesale deposits, partially offset by an increase in retail time deposits of $113.5 million and non-maturity deposits of $53.7 million.

Noninterest-bearing deposits were $563.0 million at December 31, 2024, an increase of $23.4 million, or 4.3%, from $539.6 million at December 31, 2023. At December 31, 2024, noninterest-bearing deposits were 18.3% of total deposits, compared to 17.0% at December 31, 2023. The increase in noninterest-bearing deposits and consequently the overall mix of deposits was due to a combination of factors including market rate decreases, management’s decision to decrease certain deposit concentration risks and a lower level of wholesale funding to maintain a lower level of liquidity related to our loan portfolio.

FHLB advances were $200 million at December 31, 2024, an increase of $50 million from December 31, 2023. At December 31, 2024, FHLB advances included $150 million with original terms of five years at a weighted average rate of 1.18% and maturity dates in the first quarter of 2025. A putable advance of $50 million was executed on September 30, 2024 with a four year final maturity with a one-time option for the FHLB to call the debt after a one-year lock out period and prepayment symmetry at a rate of 3.42%. Long-term debt and subordinated debentures totaled $134.7 million at December 31, 2024, an increase of $600,000 from $134.1 million at December 31, 2023.

The allowance for loan losses ("ALL") was $47.7 million at December 31, 2024, reflecting an increase of $5.8 million from $41.9 million at December 31, 2023. During 2024, there was a $9.8 million provision for loan losses compared to $3.9 million for 2023. The increase in the 2024 provision for loan losses was due to a higher level of specific reserves and net charge-offs and increases in nonperforming and classified loans. The ALL to loans HFI outstanding was 1.56% and 1.38% as of December 31, 2024 and December 31, 2023.

Shareholders’ equity decreased $3.4 million, or 0.7%, to $507.9 million as of December 31, 2024 from $511.3 million at December 31, 2023. The decrease during 2024 was primarily due to common stock repurchases of $20.7 million, common stock cash dividends paid of $11.7 million and higher net unrealized losses on AFS securities of $745,000, partially offset by net income of $26.7 million and equity compensation activity of $3.2 million. As a result, book value per share increased 4.3% to $28.66 from $ 27.47 and tangible book value per share increased 4.4% to $24.51 from $23.48.

Our capital ratios under the Basel III capital framework regulatory standards remain well capitalized. As of December 31, 2024, Bancorp’s Tier 1 leverage capital ratio was 11.92%, common equity Tier 1 ratio was 17.94%, Tier 1 risk-based capital ratio totaled 18.52%, and total risk-based capital ratio was 24.49%. As of December 31, 2023, Bancorp’s Tier 1 leverage capital ratio was 11.99%, common equity Tier 1 ratio was 19.07%, Tier 1 risk-based capital ratio totaled 19.69%, and total risk-based capital ratio was 25.92%.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands, except per share data)
Interest income	$216,661	$221,148	$180,970
Interest expense	117,297	101,862	31,416
Net interest income	99,364	119,286	149,554
Provision for credit losses	9,857	3,362	4,935
Net interest income after provision for credit losses	89,507	115,924	144,619
Noninterest income	15,335	15,018	11,252
Noninterest expense	69,163	70,696	64,526
Income before income taxes	35,679	60,246	91,345
Income tax expense	9,014	17,781	27,018
Net income	$26,665	$42,465	$64,327

Share Data
Earnings per common share (1):
Basic	$1.47	$2.24	$3.37
Diluted	1.47	2.24	3.33
Performance Ratios
Return on average assets	0.68%	1.06%	1.62%
Return on average shareholders’ equity	5.21%	8.48%	13.66%
Efficiency ratio (2)	60.30%	52.64%	40.13%
Tangible common equity to tangible assets (3)	11.08%	11.06%	10.65%
Return on average tangible common equity (3)	6.09%	9.97%	16.26%
Tangible book value per share (3)	$24.51	$23.48	$21.58

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

(2)	Ratio calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income.
(3)	Tangible book value per share, return on average tangible common equity, and tangible common equity to tangible assets are non-GAAP financial measures. See “Non-GAAP Financial Measures” for a reconciliation of these measures to their most comparable GAAP measures.

Management's Discussion and Analysis of Financial Condition and Results of Operations generally includes tables with 3-year financial performance, accompanied by narrative for the years ended December 31, 2024 and 2023. For further discussion of financial results for the years ended December 31, 2023 and 2022 please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 12, 2024.

Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2024 to December 31, 2023

Net Interest Income/Average Balance Sheet

In 2024, we generated fully-taxable equivalent net interest income of $99.5 million, a decrease of $19.9 million, or 16.7%, from $119.4 million in 2023. The $19.9 million decrease was due to a $15.4 million increase in interest expense and a $4.5 million decrease in interest income. The decrease in interest income was mostly due to lower interest income on total loans of $9.7 million offset by higher interest income on interest-earning deposits of $4.7 million. The decrease in loan interest income was mostly due to a lower average total loan balance of $164.3 million. The increase in cash and investment interest income was attributed to higher average cash balances and a higher investment portfolio yield, offset by a lower average balance of investment securities. The increase in interest expense was mostly due to a 72 basis point increase in total average interest-bearing deposit rates and higher average interest-bearing deposits of $30.1 million in the year ended December 31, 2024. The weighted average Federal Funds Rate was 5.15% for the year ended December 31, 2024 compared to 5.03% for the year ended December 31, 2023.

Our net interest margin ("NIM") was 2.70% for the year ended December 31, 2024, a decrease of 46 basis points from 3.16% for the year ended December 31, 2023. The decrease was due to a 55 basis point increase in the overall cost of funds, partially offset by a 2 basis point increase in the yield on average interest-earning assets. The yield on average interest-earning assets increased to 5.88% for the year ended December 31, 2024 compared to the prior year due mainly to a 12 basis point increase in the yield on average cash and cash equivalents to 5.53%, and an 18 basis point increase in the investment portfolio yield, offset by the impact of the change in the mix of interest-earning assets. Average total loan balances decreased $164.3 million year over year and average loans represented 83% of average interest-earning assets during 2024 compared to 85% during 2023.

The overall cost of funds increased to 3.49% in the year ended December 31, 2024 from 2.94% in the year ended December 31, 2023 due to a higher average cost of interest-bearing deposits in response to higher average market interest rates. The overall funding mix for December 31, 2024 remained relatively unchanged from the prior year with a ratio of average noninterest-bearing deposits to average total funding sources of 16%.

Interest Income. Total fully taxable equivalent interest income was $216.8 million in 2024 compared to $221.2 million in 2023. The $4.5 million, or 2.0%, decrease was mainly due to a decrease in the average balance of total loans of $164.3 million, a decrease in the average balance of investment securities of $7.0 million, partially offset by an increase of $80.5 million in the average balance of interest earning cash and cash equivalents.

Interest and fees on total loans was $184.6 million in 2024 compared to $194.3 million in 2023. The $9.7 million, or 5.0%, decrease was primarily due to a $164.3 million decrease in the average balance of total loans outstanding. The decrease in the average balance of total loans was primarily due to strategic loan sales and moderated loan production. For the years 2024 and 2023, the average yield on total loans was 6.07% and 6.06%.

Tax equivalent interest income from our securities portfolio increased $304,000, or 2.2%, to $14.4 million in 2024. The increase was primarily due to an 18 basis point increase in the tax equivalent yield due to increases in market interest rates, partially offset by the impact of a $7.0 million, or 2.1%, decrease in the average balance of securities.

Interest income on our cash and cash equivalents increased $4.7 million, or 40.2%, to $16.4 million in 2024. The increase was primarily due to an $80.5 million increase in the average balance of cash and cash equivalents combined with a 12 basis point increase in yield. The increase in the average balance resulted from a decrease in average loan balances, offset partially by a decrease in the average balance of total deposits.

Interest Expense. Interest expense on total interest-bearing liabilities increased $15.4 million, or 15.2%, to $117.3 million in 2024 primarily due to a 58 basis point increase in the average rate on these total interest-bearing liabilities, partially offset by a $29.1 million decrease in the average balance of total interest-bearing liabilities.

Our average cost of total deposits was 3.54% for 2024, compared to 2.87% for 2023. The increase was due to a 72 basis point increase in the average rate paid on interest-bearing deposits due to increases in market interest rates coupled with peer bank competition for deposits.

Interest expense on interest-bearing deposits increased to $108.4 million in 2024 compared to $89.0 million in 2023. The $19.3 million, or 21.7%, increase was primarily due to a 72 basis point increase in the average rate paid on average interest-bearing deposits, and a $42.0 million increase in the average balance of interest-bearing non-maturity deposits, partially offset by an $11.9 million decrease in the average balance of time deposits. Average noninterest-bearing deposits decreased $70.8 million to $531.5 million from $602.3 million in 2023 as customers looked to higher yielding deposit products in response to higher market interest rates.

Average Balance Sheet, Interest and Yield/Rate Analysis

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact on net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2024, 2023 and 2022. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity Management and Item 7A. Quantitative and Qualitative Disclosures About Market Risk included herein.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the periods presented. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances. Interest income on loans includes the effects of premium amortization, discount accretion and amortization of net deferred loan origination costs accounted for as yield adjustments.

	Year Ended December 31,
	2024			2023			2022
	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:	(dollars in thousands)
Cash and cash equivalents (1)	$297,331	$16,449	5.53%	$216,851	$11,731	5.41%	$273,364	$2,849	1.04%
FHLB Stock	15,000	1,314	8.76%	15,000	1,125	7.50%	15,000	938	6.25%
Securities:
Available for sale (2)	324,644	14,242	4.39%	331,357	13,928	4.20%	338,437	5,973	1.76%
Held to maturity (2)	5,200	188	3.62%	5,509	198	3.59%	5,865	208	3.55%
Total loans (3)	3,041,337	184,567	6.07%	3,205,625	194,264	6.06%	3,098,049	171,099	5.52%
Total interest-earning assets	3,683,512	$216,760	5.88%	3,774,342	$221,246	5.86%	3,730,715	$181,067	4.85%
Total noninterest-earning assets	243,258			246,980			233,453
Total average assets	$3,926,770			$4,021,322			$3,964,168

Interest-bearing liabilities:
NOW	$56,158	$1,105	1.97%	$58,191	$725	1.25%	$73,335	$262	0.36%
Money market	436,925	15,231	3.49%	429,102	10,565	2.46%	631,094	5,114	0.81%
Savings deposits	162,243	2,959	1.82%	126,062	915	0.73%	144,409	185	0.13%
Time deposits, $250,000 and under	1,074,291	50,059	4.66%	1,146,513	47,150	4.11%	609,464	6,583	1.08%
Time deposits, greater than $250,000	803,187	39,027	4.86%	742,839	29,687	4.00%	565,059	6,755	1.20%
Total interest-bearing deposits	2,532,804	108,381	4.28%	2,502,707	89,042	3.56%	2,023,361	18,899	0.93%
FHLB advances	162,705	2,217	1.36%	172,219	2,869	1.67%	192,438	2,872	1.49%
Long-term debt	119,324	5,182	4.34%	169,182	8,477	5.01%	173,275	8,777	5.07%
Subordinated debentures	15,039	1,517	10.09%	14,821	1,474	9.95%	14,603	868	5.94%
Total interest-bearing liabilities	2,829,872	117,297	4.14%	2,858,929	101,862	3.56%	2,403,677	31,416	1.31%
Noninterest-bearing liabilities
Noninterest-bearing deposits	531,458			602,291			1,050,063
Other noninterest-bearing liabilities	53,970			59,562			39,647
Total noninterest-bearing liabilities	585,428			661,853			1,089,710
Shareholders' equity	511,470			500,540			470,781
Total liabilities and shareholders' equity	$3,926,770			$4,021,322			$3,964,168
Net interest income / interest rate spreads		$99,463	1.74%		$119,384	2.30%		$149,651	3.54%
Net interest margin			2.70%			3.16%			4.01%

Total cost of deposits	$3,064,262	$108,381	3.54%	$3,104,998	$89,042	2.87%	$3,073,424	$18,899	0.61%
Total cost of funds	$3,361,330	$117,297	3.49%	$3,461,220	$101,862	2.94%	$3,453,740	$31,416	0.91%

(1)	Includes income and average balances for interest-earning time deposits.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Includes average loans held for sale of $1.6 million, $627,000 and $1.3 million for the years ended December 31, 2024, 2023 and 2022. Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and amortization of net deferred loan origination fees and costs accounted for as yield adjustments.

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

	Year Ended December 31, 2024 Compared with Year Ended December 31, 2023			Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

	Change due to:			Change due to:
	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance
Interest-earning assets:	(dollars in thousands)
Cash and cash equivalents (1)	$4,452	$266	$4,718	$(704)	$9,586	$8,882
FHLB Stock	-	189	189	-	187	187
Securities:
Available for sale (2)	(293)	607	314	(128)	8,083	7,955
Held to maturity (2)	(12)	2	(10)	(12)	2	(10)
Total loans (3)	(10,016)	319	(9,697)	4,324	18,793	23,117
Total interest-earning assets	$(5,869)	$1,383	$(4,486)	$3,433	$36,746	$40,179

Interest-bearing liabilities
NOW	$(26)	$406	$380	$(65)	$528	$463
Money market	194	4,472	4,666	(2,088)	7,539	5,451
Saving deposits	329	1,715	2,044	(27)	757	730
Time deposits, less than $250,000	(3,105)	6,014	2,909	9,696	30,871	40,567
Time deposits, $250,000 and over	2,562	6,778	9,340	2,724	20,208	22,932
Total interest-bearing deposits	(46)	19,385	19,339	10,240	59,903	70,143
FHLB advances	(150)	(502)	(652)	(323)	320	(3)
Long-term debt	(2,266)	(1,029)	(3,295)	(200)	(100)	(300)
Subordinated debentures	22	21	43	13	593	606
Total interest-bearing liabilities	(2,440)	17,875	15,435	9,730	60,716	70,446
Changes in net interest income	$(3,429)	$(16,492)	$(19,921)	$(6,297)	$(23,970)	$(30,267)

(1)	Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Includes average balances of loans held for sale of $1.6 million, $627,000 and $1.3 million for the years ended December 31, 2024, 2023 and 2022. Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and amortization of net deferred loan origination fees and costs accounted for as yield adjustments.

Provision for Credit Losses

The provision for credit losses was $9.9 million for the year ended December 31, 2024, an increase of $6.5 million from $3.4 million in 2023. The provision for credit losses for the year ended December 31, 2024 included a provision for loan losses of $9.8 million and a provision for unfunded commitments of $89,000. The increase in the 2024 provision for loan losses was primarily due to an increase in specific reserves of $6.1 million, an increase in net charge-offs and increases in nonperforming and classified loans as compared to the prior year. Specific reserves totaled $6.9 million at December 31, 2024 and $816,000 at December 31, 2023 and net charge-offs totaled $3.9 million for 2024 compared to $3.1 million for 2023.

The increase in specific reserves in 2024 related primarily to two loans with a carrying value of $33.4 million and net exposure of $26.6 million at December 31, 2024.  The net charge-offs in 2024 related primarily to two loan relationships with a carrying value of $11.2 million at December 31, 2024 moved from HFI to HFS, and one HFI loan with a carrying value of $8.8 million at December 31, 2024.  HFS loans totaling $4.6 million were sold in the first quarter of 2025.

Noninterest Income

The following table presents the major components of noninterest income for the years indicated:

	Year Ended December 31,			2024 vs. 2023 Increase (Decrease)		2023 vs. 2022 Increase (Decrease)
	2024	2023	2022	$	%	$	%
Noninterest income:	(dollars in thousands)
Service charges, fees and other	$4,115	$4,172	$4,145	$(57)	(1.4)%	$27	0.7%
Loan servicing income, net of amortization	2,265	2,576	2,209	(311)	(12.1)%	367	16.6%
Increase in cash surrender of bank owned life insurance	1,577	1,409	1,322	168	11.9%	87	6.6%
Gain on sale of loans	1,586	374	1,895	1,212	324.1%	(1,521)	(80.3)%
Gain on sale of fixed assets	—	32	757	(32)	(100.0)%	(725)	(95.8)%
Gain on sale of OREO	1,016	133	—	883	663.9%	133	100.0%
Other income	4,776	6,322	924	(1,546)	(24.5)%	5,398	584.2%
Total noninterest income	$15,335	$15,018	$11,252	$317	2.1%	$3,766	33.5%

Noninterest income increased $317,000, or 2.1%, to $15.3 million in 2024 from $15.0 million in 2023. This increase was mostly due to a $2.8 million recovery of a fully charged off loan acquired in a bank acquisition, a $1.2 million increase in gain on sale of loans and an $883,000 increase in gain on OREO, offset by a decrease in grant income during 2024. We recognized a $5.0 million Community Development Financial Institution Equitable Recovery Program award during 2023, while we recognized a $259,000 Bank Enterprise Award during 2024, which are included in other income.

Loan servicing income, net of amortization. Loan servicing income, net of amortization, decreased by $311,000 to $2.3 million for 2024 compared to $2.6 million for 2023. Loan servicing income, net of amortization decreased due to lower interest rates, resulting in higher pre-payment speeds. The following table presents information on loan servicing income for the years indicated:

	Year Ended December 31,			2024 vs. 2023 Increase (Decrease)		2023 vs. 2022 Increase (Decrease)
	2024	2023	2022	$	%	$	%
Loan servicing income, net of amortization:	(dollars in thousands)
Single-family residential mortgage loans	$1,699	$2,119	$1,706	$(420)	(19.8)%	$413	24.2%
SBA loans	566	457	503	109	23.9%	(46)	(9.1)%
Total	$2,265	$2,576	$2,209	$(311)	(12.1)%	$367	16.6%

As of December 31, 2024, we were servicing SFR mortgage loans for other financial institutions, FHLMC, FNMA and SBA loans. The decline in the respective servicing portfolios reflects the repayment of underlying loans, which exceeds the additions from loans being sold with servicing retained during 2023 and 2024.

The following table presents the total loans being serviced for others as of the dates indicated:

	As of December 31,			2024 vs. 2023 Increase (Decrease)		2023 vs. 2022 Increase (Decrease)
	2024	2023	2022	$	%	$	%
Loans serviced	(dollars in thousands)
Single-family residential mortgage loans	$922,183	$1,014,017	$1,127,668	$(91,834)	(9.1)%	$(113,651)	(10.1)%
SBA loans	92,678	100,336	119,893	(7,658)	(7.6)%	(19,557)	(16.3)%
Commercial real estate loans	3,761	3,813	3,991	(52)	(1.4)%	(178)	(4.5)%
Construction loans	7,315	4,710	3,677	2,605	55.3%	1,033	28.1%
Total	$1,025,937	$1,122,876	$1,255,229	$(99,544)	(8.9)%	$(133,386)	(10.6)%

Gain on sale of loans. Gains on sale of loans are comprised primarily of gains on sale of SFR mortgage loans and SBA loans. Gains on sale of loans totaled $1.6 million in 2024, compared to $374,000 in 2023. The $1.2 million increase was due to a higher volume of loans sold in both categories, and an increase in the margins for gains on the sale of SFR mortgage loans sold.

The following table presents information on loans sold and gain on loans sold for the years indicated:

	Year Ended December 31,			2024 vs. 2023 Increase (Decrease)		2023 vs. 2022 Increase (Decrease)
	2024	2023	2022	$	%	$	%
Loans sold:	(dollars in thousands)
SBA	$13,830	$4,164	$12,740	$9,666	232.1%	$(8,576)	(67.3)%
Single-family residential mortgage (1)	47,658	34,060	46,077	13,598	39.9%	(12,017)	(26.1)%
	$61,488	$38,224	$58,817	$23,264	60.9%	$(20,593)	(35.0)%
Gain on loans sold:
SBA	$768	$262	$696	$506	193.1%	$(434)	(62.4)%
Single-family residential mortgage	818	112	1,199	706	630.4%	(1,087)	(90.7)%
	$1,586	$374	$1,895	$1,212	324.1%	$(1,521)	(80.3)%

(1)	SFR mortgage loans sold with servicing rights retained were $24.1 million, $13.3 million, and $46.1 million for the years ended December 31, 2024, 2023 and 2022.

Noninterest Expense

The following table presents the major components of our noninterest expense for the years indicated:

	Year Ended December 31,			2024 vs. 2023 Increase (Decrease)		2023 vs. 2022 Increase (Decrease)
	2024	2023	2022	$	%	$	%
Noninterest expense:	(dollars in thousands)
Salaries and employee benefits	$39,395	$37,795	$35,488	$1,600	4.2%	$2,307	6.5%
Occupancy and equipment expenses	9,803	9,629	9,092	174	1.8%	537	5.9%
Data processing	5,857	5,326	5,060	531	10.0%	266	5.3%
Legal and professional	4,453	8,198	5,383	(3,745)	(45.7)%	2,815	52.3%
Office expenses	1,455	1,512	1,438	(57)	(3.8)%	74	5.1%
Marketing and business promotion	864	1,132	1,578	(268)	(23.7)%	(446)	(28.3)%
Insurance and regulatory assessments	3,298	3,165	1,850	133	4.2%	1,315	71.1%
Core deposit premium	784	923	1,086	(139)	(15.1)%	(163)	(15.0)%
Other expenses	3,254	3,016	3,551	238	7.9%	(535)	(15.1)%
Total noninterest expense	$69,163	$70,696	$64,526	$(1,533)	(2.2)%	$6,170	9.6%

Noninterest expense decreased $1.5 million, or 2.2%, to $69.2 million in 2024 from $70.7 million in 2023. This decrease was mostly due to lower legal and professional expenses of $3.7 million due to a previously disclosed internal investigation and lower external auditor fees. This decrease was partially offset by higher salaries and employee benefits of $1.6 million, data processing expenses of $531,000 and insurance and regulatory assessments of $133,000. Salaries and employee benefits increased due to merit increases and increases in health and other benefits costs. Insurance and regulatory assessments increased mostly due to a higher FDIC assessment associated with the consent order issued in October 2023, which remained higher until it was terminated in August 2024. The noninterest expenses to average assets ratio was 1.76% for the fiscal year 2024 and 2023. The efficiency ratio was 60.3% for the year ended December 31, 2024, up from 52.6% for the year ended December 31, 2023 due mostly to lower net interest income for 2024.

Income Tax Expense

Income tax expense was $9.0  million in 2024 compared to $17.8 million in 2023, a decrease of $8.8 million, or 49.3%. The effective tax rate was 25.3% for 2024 and 29.5% for 2023. The decrease in the effective tax rate for 2024 was due primarily to higher tax credits as compared to the prior year.

ANALYSIS OF FINANCIAL CONDITION

At December 31, 2024, total assets were $4.0 billion, a $33.5 million decrease compared to December 31, 2023. The $33.5 million decrease was primarily due to a $173.6 million decrease in cash and cash equivalents, offset by a $101.2 million increase in investment securities and a $24.9 million increase in loans, including loans HFS. The decrease in cash and cash equivalents was due to a decrease in reliance on wholesale deposits as a result of our stable liquidity position and an increase in lending activity.

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

The following table presents the book value of each category of securities and the percentage each category represents of total of securities as of the years indicated. The book value for debt securities classified as AFS are reflected at fair market value and the book value for securities classified as HTM are reflected at amortized cost.

	December 31, 2024		December 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value	(dollars in thousands)
Government agency securities	$21,042	4.9%	$8,161	2.5%	$4,495	1.7%
SBA agency securities	26,764	6.3%	13,217	4.1%	2,411	0.9%
Mortgage-backed securities: residential	55,677	13.1%	34,652	10.7%	38,057	14.4%
Mortgage-backed securities: commercial	—	0.0%	—	0.0%	4,871	1.9%
Collateralized mortgage obligations: residential	105,476	24.8%	82,327	25.3%	69,903	26.6%
Collateralized mortgage obligations: commercial	91,656	21.5%	67,299	20.8%	41,690	15.9%
Commercial paper	78,685	18.5%	73,105	22.6%	49,537	18.9%
Corporate debt securities (1)	31,815	7.5%	30,691	9.5%	37,012	14.1%
Municipal tax-exempt securities	9,075	2.2%	9,509	2.8%	8,854	3.4%
Total securities, available for sale, at fair value	$420,190	98.8%	$318,961	98.3%	$256,830	97.8%
Securities, held to maturity, at amortized cost
Taxable municipal securities	$500	0.1%	$501	0.2%	$1,003	0.4%
Tax-exempt municipal securities	4,691	1.1%	4,708	1.5%	4,726	1.8%
Total securities, held to maturity, at amortized cost	5,191	1.2%	5,209	1.7%	5,729	2.2%
Total securities	$425,381	100.0%	$324,170	100.0%	$262,559	100.0%

(1)	Comprised of corporate debt securities and individual financial institution subordinated debentures

The tables below set forth investment debt securities AFS and HTM as of the dates indicated:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$21,592	$—	$(550)	$21,042
SBA agency securities	27,231	—	(467)	26,764
Mortgage-backed securities: residential	62,351	—	(6,674)	55,677
Collateralized mortgage obligations: residential	117,936	178	(12,638)	105,476
Collateralized mortgage obligations: commercial	94,284	175	(2,803)	91,656
Commercial paper	78,687	1	(3)	78,685
Corporate debt securities	34,733	43	(2,961)	31,815
Municipal tax-exempt securities	12,602	—	(3,527)	9,075
	$449,416	$397	$(29,623)	$420,190
Held to maturity
Municipal taxable securities	$500	$1	$—	$501
Municipal tax-exempt securities	4,691	—	(244)	4,447
	$5,191	$1	$(244)	$4,948
December 31, 2023
Available for sale	(dollars in thousands)
Government agency securities	$8,705	$—	$(544)	$8,161
SBA securities	13,289	144	(216)	13,217
Mortgage-backed securities: residential	40,507	—	(5,855)	34,652
Collateralized mortgage obligations: residential	94,071	454	(12,198)	82,327
Collateralized mortgage obligations: commercial	69,941	22	(2,664)	67,299
Commercial paper	73,121	—	(16)	73,105
Corporate debt securities	34,800	—	(4,109)	30,691
Municipal securities	12,636	—	(3,127)	9,509
	$347,070	$620	$(28,729)	$318,961
Held to maturity
Municipal taxable securities	$501	$3	$—	$504
Municipal securities	4,708	—	(115)	4,593
	$5,209	$3	$(115)	$5,097

The weighted-average life on the total investment portfolio at December 31, 2024 was 5.0 years compared to a weighted-average life of 5.1 years at December 31, 2023. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

Approximately 24.3% of the securities in the total investment portfolio at December 31, 2024, are issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2024, no U.S. government agency bonds are callable.

The table below shows our investment securities’ fair value and weighted average yields by maturity in the following maturity groupings as of December 31, 2024. Weighted-average yields are calculations representing income within each maturity range based on the amortized cost of securities. The fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted
	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield
December 31, 2024	(dollars in thousands)
Government agency securities	$88	2.33%	$11,304	3.95%	$9,650	4.65%	$—	—%	$21,042	4.26%
SBA securities	—	—%	5,721	4.39%	21,043	5.65%	—	—%	26,764	5.38%
Mortgage-backed securities: residential	—	—%	8,099	0.93%	47,578	3.45%	—	—%	55,677	3.09%
Collateralized mortgage obligations: residential	5,235	5.70%	52,867	4.31%	47,374	2.21%	—	—%	105,476	3.34%
Collateralized mortgage obligations: commercial	704	5.16%	38,527	5.09%	52,425	4.82%	—	—%	91,656	4.93%
Commercial paper	78,685	4.77%	—	—%	—	—%	—	—%	78,685	4.77%
Corporate debt securities	1,989	4.00%	11,706	4.30%	16,250	3.51%	1,870	2.89%	31,815	3.76%
Municipal securities	—	—%	—	—%	—	—%	9,075	2.06%	9,075	2.06%
Total available for sale	$86,701	4.81%	$128,224	4.28%	$194,320	3.74%	$10,945	2.20%	$420,190	4.06%

Municipal taxable securities	$501	5.25%	$—	—%	$—	—%	$—	—%	$501	5.25%
Municipal tax-exempt securities	—	—%	347	3.56%	2,795	3.47%	1,305	3.15%	4,447	3.39%
Total held to maturity	$501	5.25%	$347	3.56%	$2,795	3.47%	$1,305	3.15%	$4,948	3.57%

The tables below show our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and December 31, 2023. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be impaired under the current expected credit loss model. A summary of our analysis of these securities and the unrealized losses is described more fully in Item 8. Financial Statements and Supplementary Data - Note 3 — Investment Securities in the notes to the consolidated financial statements included in this Annual Report.

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024	(dollars in thousands)
Government agency securities	$14,620	$(219)	$6,422	$(331)	$21,042	$(550)
SBA securities	24,971	(273)	1,793	(194)	26,764	(467)
Mortgage-backed securities: residential	25,479	(578)	30,198	(6,096)	55,677	(6,674)
Collateralized mortgage obligations: residential	36,166	(649)	55,255	(11,989)	91,421	(12,638)
Collateralized mortgage obligations: commercial	35,753	(367)	30,114	(2,436)	65,867	(2,803)
Commercial paper	48,874	(3)	—	—	48,874	(3)
Corporate debt securities	—	—	26,035	(2,961)	26,035	(2,961)
Municipal securities	—	—	9,075	(3,527)	9,075	(3,527)
Total available for sale	$185,863	$(2,089)	$158,892	$(27,534)	$344,755	$(29,623)

Municipal securities	—	—	4,447	(244)	4,447	(244)
Total held to maturity	$—	$—	$4,447	$(244)	$4,447	$(244)

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2023	(dollars in thousands)
Government sponsored agencies	$4,238	$(72)	$3,923	$(472)	$8,161	$(544)
SBA securities	5,102	(18)	2,094	(198)	7,196	(216)
Mortgage-backed securities: residential	—	—	34,652	(5,855)	34,652	(5,855)
Collateralized mortgage obligations: residential	2,597	(37)	60,275	(12,161)	62,872	(12,198)
Collateralized mortgage obligations: commercial	18,463	(70)	35,077	(2,594)	53,540	(2,664)
Commercial paper	53,211	(16)	—	—	53,211	(16)
Corporate debt securities	—	—	30,691	(4,109)	30,691	(4,109)
Municipal securities	—	—	9,509	(3,127)	9,509	(3,127)
Total available for sale	$83,611	$(213)	$176,221	$(28,516)	$259,832	$(28,729)

Municipal securities	1,397	(19)	3,196	(96)	4,593	(115)
Total held to maturity	$1,397	$(19)	$3,196	$(96)	$4,593	$(115)

We monitor our securities portfolio to ensure all of our investments have adequate credit support and we consider the lowest credit rating for identification of potential credit impairment. As of December 31, 2024 and 2023, we determined there was no credit impairment and accordingly there was no ACL on the HTM securities portfolio as of these dates. In addition, we did not have the current intent to sell securities with a fair value below amortized cost at December 31, 2024, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. As of December 31, 2024, all of our investment securities in an unrealized loss position received an investment grade credit rating. The overall net decreases in fair value during the period were attributable to a combination of changes in interest rates and market conditions.

Loans

The loan portfolio is the largest category of our earning assets, which is almost entirely held for investment as of December 31, 2024. Loans HFI totaled $3.1 billion, a net increase of $21.4 million, or 0.7%, as compared to $3.0 billion at December 31, 2023. Loans HFS totaled $11.2 million at December 31, 2024 compared to $1.9 million at December 31, 2023. The net increase in loans HFI was primarily due to net increases in CRE loans of $33.6 million and SFR mortgage loans of $6.2 million, partially offset by decreases in C&D loans of $8.2 million, SBA loans of $4.8 million, and other loans of $4.9 million. The 2024 loan activity included $441.3 million in total originations and $61.5 million in loans sold, mainly SFR mortgages and the guaranteed portion of SBA loans. SFR mortgage loans represent approximately 48.9% of our total loans as of December 31, 2024, and this ratio is relatively unchanged from 49.1% as of the end of 2023.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of the dates indicated:

	As of December 31,
	2024		2023		2022		2021		2020
	$	%	$	%	$	%	$	%	$	%
Loans HFI:(1)	(dollars in thousands)
Construction and land development	$173,290	5.7%	$181,469	6.0%	$276,876	8.3%	$303,144	10.3%	$186,723	6.9%
Commercial real estate (2)	1,201,420	39.3%	1,167,857	38.5%	1,312,132	39.3%	1,247,999	42.6%	1,003,637	37.1%
Single-family residential mortgages	1,494,022	48.9%	1,487,796	49.1%	1,464,108	43.9%	1,004,576	34.3%	1,124,357	41.5%
Commercial and industrial	129,585	4.2%	130,096	4.3%	201,223	6.0%	268,709	9.2%	290,139	10.7%
SBA	47,263	1.5%	52,074	1.7%	61,411	1.8%	76,136	2.6%	97,821	3.6%
Other loans	7,650	0.4%	12,569	0.4%	20,699	0.7%	30,786	1.0%	4,089	0.2%
Total loans HFI	3,053,230	100.0%	3,031,861	100.0%	3,336,449	100.0%	2,931,350	100.0%	2,706,766	100.0%
Allowance for loan losses	(47,729)		(41,903)		(41,076)		(32,912)		(29,337)
Total loans HFI, net	$3,005,501		$2,989,958		$3,295,373		$2,898,438		$2,677,429

(1)	Net of premiums (discounts) on acquired loans and deferred (fees) and costs
(2)	Includes non-farm and non-residential real estate loans, multifamily residential and SFR loans originated for a business purpose

The following table presents the geographic locations of loans in our loan portfolio, by loan class, as of the date indicated:

	As of December 31, 2024
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and Industrial	SBA	Other	Total loans HFI
	$	$	$	$	$	$	$	%
Loans HFI:	(dollars in thousands)
California	$103,548	$843,182	$710,002	$119,089	$31,945	$1,090	$1,808,856	59.2%
Hawaii	—	—	6,317	85	—	8	6,410	0.2%
Illinois	71	22,762	49,906	949	—	62	73,750	2.4%
New Jersey	—	4,648	30,991	91	508	149	36,387	1.2%
Nevada	—	22,268	17,868	635	2,078	105	42,954	1.4%
New York	57,972	175,899	646,952	936	1,956	1,896	885,611	29.0%
Other	11,699	132,661	31,986	7,800	10,776	4,340	199,262	6.6%
Total loans, net	$173,290	$1,201,420	$1,494,022	$129,585	$47,263	$7,650	$3,053,230	100.0%

The majority of our loan portfolio is based on collateral or businesses in California and New York, which represent 88% of our loan portfolio. Loans secured by collateral in other states represented approximately 12% of our portfolio and the majority of these loans are secured by real estate with a weighted average LTV of 55.4% at December 31, 2024.

Construction and Land Development Loans. C&D loans totaled $173.3 million, or 5.7% of the loan portfolio, at December 31, 2024. C&D loans decreased $8.2 million, or 4.5%, during 2024 due to a decrease in residential construction loans, offset by an increase in commercial construction loans. Our C&D loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. These loans are typically Prime rate based and have maturities of less than 18 months.

At December 31, 2024, $44.6 million in C&D loans were on nonaccrual status, including a $26.4 million loan for a partially complete mixed-use commercial project for which we have established a specific reserve of $4.5 million, a $9.4 million loan for a completed mixed-use project, and $8.8 million for a land development project. For additional discussion on nonperforming loans, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition – Problem Loans.

The following table shows the categories of our C&D portfolio as of the dates indicated:

	As of December 31, 2024		As of December 31, 2023		Increase (Decrease)
	$	Mix %	$	Mix %	$	%
	(dollars in thousands)
Residential construction	$58,368	33.7%	$80,341	44.3%	$(21,973)	(27.3)%
Commercial construction	97,954	56.5%	78,053	43.0%	19,901	25.5%
Land development	16,968	9.8%	23,075	12.7%	(6,107)	(26.5)%
Total construction and land development loans	$173,290	100.0%	$181,469	100.0%	$(8,179)	(4.5)%

Commercial Real Estate Loans. CRE loans totaled $1.2 billion, or 39.3%, of the loan portfolio as of December 31, 2024 compared to $1.2 billion, or 38.5% of the loan portfolio as of December 31, 2023.  The CRE portfolio had net growth of $33.6 million, or 2.9%, during 2024 due mostly to a net increase in multi-family residential loans.

CRE loans include owner-occupied and non-occupied commercial real estate, multi-family residential and SFR loans originated for a business purpose. Except for the multi-family residential loan portfolio, the interest rate for the majority of these loans are Prime rate based and have a maturity of five years or less except for the SFR loans originated for a business purpose which may have a maturity of one year. The multi-family residential loans generally have interest rates based on the 5 -year treasury, 10-year maturity with a five year fixed rate period followed by a five year floating rate period, and have a declining prepayment penalty over the first five years.

The largest sub-set of CRE loans was the multi-family residential loan portfolio, which totaled $605.5 million as of  December 31, 2024 and $573.4 million as of December 31, 2023. The SFR loan portfolio originated for a business purpose totaled $54.1 million as of December 31, 2024 and $48.7 million as of December 31, 2023.

At December 31, 2024, $17.1 million of CRE loans were on nonaccrual status, including $9.7 million classified as HFS, of which $4.6 million was sold in the first quarter of 2025. For additional discussion on nonperforming loans, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Analysis of Financial Condition – Problem Loans .

The following table presents the LTV ratios at origination for CRE loans by property type as of the date indicated:

	LTV Distribution
December 31, 2024	<45%	45%-55%	55%-65%	65%-75% (1)	>85%	Total
Non-owner occupied:	(dollars in thousands)
Mobile Home	$38,426	$68,838	$67,559	$88,878	$—	$263,701
Mixed Use	42,224	90,978	21,068	61,506	—	215,776
Apartments	30,113	39,369	47,243	64,423	—	181,148
Warehouse	23,970	18,666	47,678	—	—	90,314
Retail	29,348	25,287	16,757	888	—	72,280
SFR Rental	27,571	20,512	14,229	7,215	—	69,527
Hotel/Motels	21,975	11,706	25,060	5,972	—	64,713
Rent Controlled NY Multifamily	25,549	14,375	4,498	—	—	44,422
Office	8,877	—	16,903	—	7,007	32,787
Restaurant	4,510	—	—	—		4,510
Gas Station	—		1,659	—	—	1,659
Other	—	401	—	—	—	401
Total non-owner occupied	$252,563	$290,132	$262,654	$228,882	$7,007	$1,041,238
Owner-occupied:
Warehouse	7,696	18,508	9,220	26,213	—	61,637
Hotel/Motels	3,461	31,015	21,662	—	—	56,138
Retail	4,122	8,080	5,572	—	—	17,774
Mixed Use	2,174	1,722	5,152	—	—	9,048
Gas Station	1,241	—	—	5,754	—	6,995
Office	645	2,194	776	1,277		4,892
Rent Controlled NY Multifamily	1,425	345	—	—	—	1,770
SFR Rental	—	1,100	—	—	—	1,100
Other	234	162	432	—	—	828
Total owner-occupied	$20,998	$63,126	$42,814	$33,244	$—	$160,182
Total	$273,561	$353,258	$305,468	$262,126	$7,007	$1,201,420
(1)	No loans in the 75% - 85% LTV Distribution

The following table presents the LTV ratios at origination for CRE loans by state as of the date indicated:

	LTV Distribution
December 31, 2024	<45%	45%-55%	55%-65%	65%-75% (1)	>85%	Total
Non-owner occupied	(dollars in thousands)
California	$144,918	$204,814	$215,581	$135,442	$7,007	$707,762
New York	73,849	59,279	25,950	3,070	—	162,148
Nevada	19,939	427	821	—	—	21,187
Illinois	5,453	2,035	10,463	1,726	—	19,677
New Jersey	1,190	858	350	888	—	3,286
Other	7,214	22,719	9,489	87,756	—	127,178
Total non-owner occupied	$252,563	$290,132	$262,654	$228,882	$7,007	$1,041,238
Owner-occupied
California	12,490	58,436	33,385	31,110	—	135,421
New York	7,431	2,490	2,994	835	—	13,750
Nevada	292	—	789	—	—	1,081
Illinois	398	1,224	184	1,299	—	3,105
New Jersey	387	976	—	—	—	1,363
Other	—	—	5,462	—	—	5,462
Total owner-occupied	$20,998	$63,126	$42,814	$33,244	$—	$160,182
Total	$273,561	$353,258	$305,468	$262,126	$7,007	$1,201,420
(1)	No loans in the 75% - 85% LTV Distribution

SFR Loans. SFR mortgage loans HFI totaled $1.49 billion, or 48.9% of the loan portfolio, as of December 31, 2024 and increased $6.2 million, or 0.4%, during 2024.

We originate qualified SFR mortgage loans and non-qualified, alternative documentation SFR mortgage loans through wholesale channels and retail channels, including our branch network, to accommodate the needs of the Asian-centric market. The qualified SFR mortgage loans are 15-year and 30-year conforming mortgages and may be sold directly to FNMA and FHLMC. We originate non-qualified SFR mortgage loans both to sell and hold for investment. In addition, our SFR mortgage lending unit originates mortgage warehouse lines of credit to certain correspondent banks. These loans are included in our C&I loans and totaled zero as of December 31, 2024 and $4.2 million as of December 31, 2023.

During 2024, we originated $183.2 million of SFR mortgage loans including $102.8 million through our retail channel and $80.4 million through our wholesale channels. These amounts included $22.2 million in FNMA loans, all of which were sold to FNMA. In addition, we also sold $1.9 million to FHLMC and $23.6 million of SFR mortgage loans during 2024 to other third parties.

For SFR mortgage loans sold to FNMA, FHLMC and to other third parties such as investment funds or other banks, we provide limited representations and warranties and with a repurchase and premium refund for loans that become delinquent in the first 90-days or a premium refund if paid-off in the first 90-days with respect to all loans sold. In certain loan sales to other banks, loans are sold with no representations or warranties and provide a replacement feature for the first six months if any loans pay off early. As a condition of the sale for all loans, the buyer must have the loans audited for underwriting and compliance standards.

At December 31, 2024, $11.5 million of SFR mortgage loans were on nonaccrual status, including a $4.1 million loan that was moved to OREO in January 2025 at its year-end carrying value. For additional discussion on nonperforming loans, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition – Problem Loans.

The following table presents the LTV ratios at origination for SFR mortgage loans by state as of the date indicated:

	LTV Distribution
	<45%	45%≤54%	55%≤64%	65%≤74%	75%≤84%	>85%	Total
December 31, 2024	(dollars in thousands)
California	$114,136	$135,278	$260,212	$185,784	$10,814	$2,556	$708,780
New York	139,063	136,409	212,137	142,528	16,258	337	646,732
Illinois	15,670	9,001	13,920	8,035	1,837	1,443	49,906
New Jersey	3,661	4,510	13,059	8,537	443	781	30,991
Nevada	1,057	4,296	9,253	2,696	566	—	17,868
Hawaii	440	352	2,209	896	2,421	—	6,318
Other	7,946	6,015	10,536	7,975	955	—	33,427
Total	$281,973	$295,861	$521,326	$356,451	$33,294	$5,117	$1,494,022

Commercial and Industrial Loans. C&I loans totaled $ 129.6 million, or 4.2% of the loan portfolio, as of December 31, 2024. The net decrease in C&I loans was $511,000 due in part to a decrease in mortgage warehouse lines of credit, offset by growth in other C&I loans.

The interest rate on C&I loans are generally based on the Wall Street Journal Prime rate. We originate both variable rate and fixed rate C&I loans. The loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and for international trade financing. C&I loans include lines of credit with a maturity of one year or less, term loans with maturities of five years or less, shared national credits with maturities of five years or less, mortgage warehouse lines with a maturity of one year or less, bank subordinated debentures with a maturity of 10 years and international trade discounts with a maturity of three months or less. Substantially all of our C&I loans are collateralized by business assets or by real estate.

Our trade finance unit provides financial services and products to our customers, including trade financing needs for many of our commercial and industrial loan customers. This business unit provides international letters of credit, SWIFT, export advice, trade finance discounts and foreign exchange. We maintain a correspondent relationship with many of the largest banks in China, Taiwan, Vietnam, Hong Kong and Singapore to support the business needs of our customers. All of our international letters of credit, SWIFT, export advice and trade finance discounts are denominated in U.S. currency, and all foreign exchange is issued through a major bank that is also denominated in U.S. currency.

At December 31, 2024, $6.3 million of C&I loans were on nonaccrual status, including a $4.7 million loan that is secured by a personal residence. For additional discussion on nonperforming loans, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition – Problem Loans.

SBA Guaranteed Loans. SBA loans totaled $ 47.3 million, or 1.5% of the loan portfolio at December 31, 2024 compared to $52.1 million, or 1.8% of the loan portfolio at December 31, 2023. SBA loans decreased $4.8 million, or 9.2%, due to $31.2 million in originations being more than offset by payoffs and payments of $22.2 million and loan sales of $13.8 million. Our 2024 originations included $27.5 million of SBA 7A loans and $3.7 million of SBA 504 loans.

We are designated a Preferred Lender under the SBA Preferred Lender Program. We originate SBA loans through our branch staff, loan officers and through SBA brokers. We offer mostly SBA 7(a) variable-rate loans. We generally sell the 75% guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel and service businesses for working capital needs or business expansions. SBA loans secured by real estate can have any maturity up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral may also include inventory, accounts receivable, equipment, and includes personal guarantees.

As of December 31, 2024, our SBA portfolio totaled $47.3 million, of which $2.0 million was guaranteed by the SBA and $45.3 million was unguaranteed. The unguaranteed portion included $39.9 million, which was secured by real estate and $5.4 million was unsecured or secured by business assets. We monitor the unguaranteed portfolio by type of collateral. As of December 31, 2024, $23.8 million or 52.6% was secured by hotel/motels; $9.4 million or 20.7% by warehouses; $2.0 million or 4.5% by retail; $1.8 million or 4.0% by gas stations; and $8.3 million or 18.2% of other real estate types. As of December 31, 2024, $27.7 million or 61.2% was located in California; $3.7 million or 8.1% was located in Texas; $3.5 million or 7.6% was located in Washington; $3.2 million or 7.0% was located in Oregon; and $7.2 million or 16.1% was located in other states.

At December 31, 2024, $1.5 million of SBA loans were on nonaccrual status. For additional discussion on nonperforming loans, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition - Problem Loans.

The table below presents the loan HFI portfolio by contractual maturities, based on the loan class and loan pricing characteristics (i.e. fixed versus floating) as of December 31, 2024. As is customary in the banking industry, loans that meet our underwriting criteria may be renewed by mutual agreement between the borrower and us. Because we are unable to estimate the extent to which our borrowers will renew their loans, the table is based on contractual maturities. Also, as a result, the data shown below should not be viewed as an indication of future cash flows.

	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	Over Fifteen Years	Total
Construction & land development	(dollars in thousands)
Fixed rate	$16,300	$—	$—	$71	$16,371
Floating rate	150,086	6,833	—	—	156,919
Commercial real estate
Fixed rate	63,972	328,678	423,674	208,618	1,024,942
Floating rate	77,094	83,650	15,734	—	176,478
SFR mortgage
Fixed rate	69	2,882	12,090	1,478,426	1,493,467
Floating rate	—	42	513	—	555
Commercial & industrial
Fixed rate	13,712	21,225	10,186	—	45,123
Floating rate	63,132	17,667	3,663	—	84,462
SBA
Fixed rate	75	572	22,458	22,989	46,094
Floating rate	—	1,169	—	—	1,169
Other
Fixed rate	5,518	2,116	—	—	7,634
Floating rate	16	—	—	—	16
Total loans	$389,974	$464,834	$488,318	$1,710,104	$3,053,230

Fixed rate	$99,646	$355,473	$468,408	$1,710,104	$2,633,631
Floating rate	290,328	109,361	19,910	—	419,599
Total loans	$389,974	$464,834	$488,318	$1,710,104	$3,053,230
Allowance for loan losses					$(47,729)
Net loans HFI					$3,005,501
Loans held for sale					$11,250

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

Analysis of the Allowance for Loan Losses.

The following table presents the ALL, its corresponding percentage of the loan class balance, and the percentage of loan balance to total loans HFI by loan class as of the dates indicated:

	As of December 31,
	2024			2023
	$	ALL as a % of Loan Class	% of Total Loans	$	ALL as a % of Loan Class	% of Total Loans
Loan class:	(dollars in thousands)
Construction and land development	$6,053	3.49%	5.7%	$1,219	0.67%	6.0%
Commercial real estate (1)	21,879	1.82%	39.3%	17,826	1.53%	38.5%
Single-family residential mortgages	17,518	1.17%	48.9%	20,117	1.35%	49.1%
Commercial and industrial	1,339	1.03%	4.2%	1,348	1.04%	4.3%
SBA	654	1.38%	1.5%	1,196	2.30%	1.7%
Other	286	3.74%	0.4%	197	1.57%	0.4%
Allowance for loan losses	$47,729	1.56%	100.0%	$41,903	1.38%	100.0%

(1)	Includes non-farm and non-residential real estate loans, multi-family residential and SFR loans originated for a business purpose.

Allowance for Credit Losses - Loans

We account for credit losses on loans in accordance with ASC 326, which requires us to record an estimate of expected lifetime credit losses for loans at the time of origination. The ACL includes the ALL and the reserve for unfunded commitments and is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated balance sheet. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL for loans is performed by collectively evaluating loans with similar risk characteristics. We have elected to utilize a discounted cash flow approach for all segments except consumer loans and warehouse mortgage loans, for these a remaining life approach was elected.

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

Management estimates the ACL balance required using past loan loss experience from peers with similar asset sizes and geographic locations to the Company. The nature and volume of the portfolio, information about specific borrower situations, changes in credit quality and estimated collateral values, economic conditions, and other factors are also considered. Our CECL methodology utilizes a four-quarter reasonable and supportable forecast period, and a four-quarter reversion period. We use the Federal Open Market Committee forecasts for the national unemployment rate, while reverting to historical loss information.

Individual loans considered to be uncollectible are charged off against the ACL. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Loans deemed to be collateral-dependent are reviewed individually based on the estimated fair value of the collateral less selling costs. Collateral value is determined using appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be probable. Recoveries on loans previously charged off are added to the ACL. Net charge-offs to average loans HFI were 0.13% for the year ended December 31, 2024 and 0.10% for the year ended December 31, 2023.

The ALL was $47.7 million at December 31, 2024, or 1.56% of total loans HFI, compared to $41.9 million, or 1.38% of total loans HFI, at December 31, 2023. The ACL was $48.5 million at December 31, 2024, or 1.59% of total loans HFI, compared to $42.5 million, or 1.40% of total loans HFI at December 31, 2023. The $5.9 million increase in the ACL in 2024 was primarily due to a $9.9 million provision for credit losses, offset by net charge-offs of $3.9 million. The provision for credit losses included a higher level of specific reserves and took into consideration factors including changes in the loan portfolio mix, ongoing uncertainty in the economy related to inflation and the outlook for market interest rates, and credit quality metrics, including a $49.4 million increase in nonperforming loans at December 31, 2024 compared to December 31, 2023. The increase in the coverage ratio of the ACL to total loans HFI was due to a $6.1 million increase in specific reserves. Specific reserves totaled $6.9 million, or 0.23% of total loans HFI, at December 31, 2024, compared to $816,000, or 0.03% of total loans HFI, at December 31, 2023.

The following table provides an analysis of the ACL, provision for credit losses and net charge-offs for the periods indicated:

	Year Ended December 31,
	2024	2023	2022	2021(1)	2020(1)
	(dollars in thousands)
Balance, beginning of period	$41,903	$41,076	$32,912	$29,337	$18,816
ASU 2016-13 transition adjustment	—	—	2,135	—	—
Adjusted beginning balance	$41,903	$41,076	$35,047	$29,337	$18,816
Charge-offs:
Construction & land development	(1,148)	(140)	—	—	—
Commercial real estate	(2,645)	(2,537)	—	(67)	(85)
Single-family residential mortgages	—	(93)	—	—	—
Commercial and industrial	(11)	—	(5)	(500)	(200)
SBA	(78)	(62)	(14)	(1)	(973)
Other	(201)	(362)	(237)	(59)	(45)
Total charge-offs	(4,083)	(3,194)	(256)	(627)	(1,303)
Recoveries:
Commercial real estate	61	80	—	61	—
Commercial and industrial	2	2	2	1	—
SBA	1	1	227	95	1
Other	77	60	29	86	—
Total recoveries	141	143	258	243	1
Net (charge-offs)/recoveries	(3,942)	(3,051)	2	(384)	(1,302)
Provision for loan losses	9,768	3,878	6,027	3,959	11,823
Balance, end of period	$47,729	$41,903	$41,076	$32,912	$29,337

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$640	$1,156	$1,203	$1,383	$826
ASU 2016-13 transition adjustment	—	—	1,045	—	—
Adjusted beginning balance	$640	$1,156	$2,248	$1,383	$826
Reserve for (reversal of) unfunded commitments	89	(516)	(1,092)	(180)	557
Balance at the end of period	$729	$640	$1,156	$1,203	$1,383

Total allowance for credit losses (ACL)	$48,458	$42,543	$42,232	$34,115	$30,720

Total LHFI at end of period	$3,053,230	$3,031,861	$3,336,449	$2,931,350	$2,706,766
Average LHFI	$3,039,718	$3,205,625	$3,096,786	$2,745,492	$2,544,413
Net charge-offs to average LHFI	0.13%	0.10%	0.00%	0.01%	0.05%
Allowance for loan losses to total LHFI	1.56%	1.38%	1.23%	1.12%	1.08%
Allowance for credit losses to total LHFI	1.59%	1.40%	1.27%	1.16%	1.13%
(1)	Reserve was under the allowance for loan loss method in accordance with ASC 450 and ASC 310

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

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value at the date of foreclosure, establishing a new cost basis by a charge to the allowance for credit losses, if necessary or a gain recognized through noninterest income, as appropriate. After an OREO value is established, it is then carried at the lower of our carrying value of the property or its fair value. Fair value is based on current appraisals less estimated selling costs. Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance. Operating expenses and related income of such properties and gains and losses on their disposition are included in other operating income and expenses. Gains on transfer of loans to OREO, and gains or losses on their disposition are included in gain (loss) on OREO.

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest (of which there were none during the years indicated), and modified loans. The balances of nonperforming loans included in the table below are the net investment in these assets and do not include $6.9 million in specific reserves. The following table presents the net investment in nonperforming assets by loan class and certain nonperforming asset ratios as of the dates indicated.

	As of December 31,
	2024	2023	2022	2021	2020
Accruing troubled debt restructured loans(1):	(dollars in thousands)
Construction and land development	$—	$—	$—	$—	$—
Commercial real estate	—	—	894	1,328	1,434
Commercial and industrial	—	—	306	410	502
SBA	—	—	—	—	34
Total accruing troubled debt restructured loans	—	—	1,200	1,738	1,970
Nonaccrual loans:
Construction and land development	44,621	—	141	149	173
Commercial real estate	17,096	10,569	13,189	4,672	1,193
Single-family residential mortgages	11,524	18,103	5,936	4,191	7,714
Commercial and industrial	6,271	854	713	3,712	1,661
SBA	1,514	2,085	2,245	6,263	6,828
Other	12	8	99	—	15
Total non-accrual loans	81,038	31,619	22,323	18,987	17,584
Total non-performing loans (2)	81,038	31,619	23,523	20,725	19,554
OREO	—	—	577	293	293
Nonperforming assets	$81,038	$31,619	$24,100	$21,018	$19,847
Nonperforming loans HFI to total loans HFI	2.29%	1.04%	0.71%	0.71%	0.72%
Nonperforming assets to total assets	2.03%	0.79%	0.61%	0.50%	0.59%
Nonperforming loans to tangible common equity and ACL	16.78%	6.60%	5.15%	4.77%	4.96%
Nonperforming assets to tangible common equity and ACL	16.78%	6.60%	5.28%	4.83%	5.04%
(1)	Prior to our adoption of ASU 2022-02 on January 1, 2023, loans with a concessionary modification due to a borrower experiencing financial difficulties were classified as TDRs and were made for the purpose of alleviating temporary impairments to the borrower’s financial condition.
(2)	Nonperforming loans and nonperforming assets includes $11.2 million of loans held for sale at December 31, 2024.

Nonperforming assets totaled $81.0 million, or 2.03% of total assets, at December 31, 2024, compared to $31.6 million, or 0.79% of total assets, at December 31, 2023. Nonperforming assets at December 31, 2024 include loans HFS with a total fair value of $11.2 million, which were transferred from HFI during the fourth quarter of 2024 after a $1.8 million charge-off against the ACL. The $49.4 million increase in nonperforming assets was due to $72.9 million of loans migrating to nonaccrual, partially offset by payoffs and paydowns of $19.1 million, charge-offs of $3.4 million and loans that migrated back to accruing status of $964,000.

The $72.9 million increase in nonperforming assets included the migration of three C&D loans totaling of $46.4 million to nonaccrual status during 2024, including one $26.4 million loan for a partially complete mixed-use commercial project with a specific reserve of $4.5 million at December 31, 2024.  Other increases included (a) one commercial relationship totaling $4.6 million in loans HFS, which was sold in the first quarter of 2025, and (b) one commercial relationship totaling $11.7 million with a $2.3 million specific reserve at December 31, 2024.

Our 30-89 day delinquent loans, excluding nonperforming loans, increased to $22.1 million as of December 31, 2024, compared to $16.8 million at December 31, 2023. The increase in past due loans was due to $23.7 million in new delinquent loans, offset by $4.2 million in loans that migrated to nonaccrual, $6.9 million in loans that migrated back to current, $7.2 million in loan payoffs or paydowns and $97,000 in past due loan charge-offs. Delinquent loans at December 31, 2024 included one $11.7 million C&D loan for a completed multi-family project, which was in the process of renewal and was brought current, and paid down $1.5 million in the first quarter of 2025.

We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2024 and December 31, 2023 while the loans were in nonaccrual status.

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

We use a risk grading system to categorize and determine the credit risk of our loans. Potential problem loans include loans with a risk grade of 6, which are “special mention,” loans with a risk grade of 7, which are “substandard” loans and loans with a risk grade of 8, which are “doubtful” loans. Loans which are risk-rated as Substandard and Doubtful generally require more frequent loan officer contact and receipt of financial data to closely monitor borrower performance and may be impaired requiring specific reserves or charge-offs. Potential problem loans are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive officers and other members of the Bank’s senior management.

The following table presents the risk categories for total loans by class of loans HFI as of the dates indicated:

		Special
As of December 31, 2024	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Construction and land development	$72,921	$44,042	$56,327	$—	$173,290
Commercial real estate	1,171,085	21,287	9,048	—	1,201,420
Single-family residential mortgages	1,481,826	—	12,196	—	1,494,022
Commercial:
Commercial and industrial	121,404	—	8,181	—	129,585
SBA	43,897	—	3,366	—	47,263
Other	7,627	—	23	—	7,650
Total	$2,898,760	$65,329	$89,141	$—	$3,053,230

		Special
As of December 31, 2023	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Construction and land development	$169,793	$11,676	$—	$—	$181,469
Commercial real estate	1,123,887	12,599	31,371		1,167,857
Single-family residential mortgages	1,464,531	4,474	18,791	—	1,487,796
Commercial:
Commercial and industrial	119,858	2,737	7,501	—	130,096
SBA	47,397	1,356	3,321	—	52,074
Other	12,462	—	107	—	12,569
Total	$2,937,928	$32,842	$61,091	$—	$3,031,861

Special mention loans totaled $65.3 million, or 2.14% of total loans, at December 31, 2024, compared to $32.8 million, or 1.08% of total loans, at December 31, 2023. The $32.5 million increase was primarily due to additions totaling $67.3 million, offset by downgrades to substandard loans totaling $16.9 million, upgrades to pass-rated loans of $12.6 million and loan payoffs and paydowns totaling $5.1 million. All special mention loans are paying current.

Substandard loans consisted of $89.1 million in loans HFI and $11.2 million in loans HFS at December 31, 2024, compared to $61.1 million loans HFI at December 31, 2023. The $39.2 million increase was primarily due to downgrades of C&D loans totaling $58.1 million, including one $26.4 million C&D loan, SFR mortgage loans totaling $7.1 million, C&I loans totaling $3.5 million, CRE loans totaling $3.3 million and SBA loans totaling $2.6 million. These downgrades were offset by payoffs and paydowns totaling $30.6 million, partial charge-offs totaling $3.8 million and upgrades totaling $778,000. Of the total substandard loans at December 31, 2024, there were $19.3 million on accrual status, including an $11.7 million C&D loan that was in the process of renewal and included in the 30-89 day delinquent category, as previously described.

Cash and Cash Equivalents. Cash and cash equivalents decreased $173.6 million, or 40.3%, to $257.7 million as of December 31, 2024 as compared to $431.4 million at December 31, 2023. This decrease was primarily due to $160.4 million used in investing activities, including $78.7 million in commercial paper with maturities of under 90 days, and $71.7 million used in financing activities, offset by $58.5 million provided by cash from operating activities.

Goodwill and Other Intangible Assets. Goodwill was $71.5 million at December 31, 2024 and at December 31, 2023. We evaluate goodwill for impairment annually, or more frequently if events and circumstances lead management to believe the value of goodwill may be impaired. In accordance with ASC 350-20, “Goodwill,” impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value. During the fourth quarter of 2024, we performed a qualitative analysis and concluded that it is more likely than not that our fair value exceeds our carrying value at December 31, 2024. There was no impairment of goodwill recognized during 2024 and 2023.

Our other intangible assets consist of core deposit intangibles and totaled $2.0 million at December 31, 2024 and $2.8 million at December 31, 2023. These core deposit intangible assets are amortized on an accelerated basis over their estimated useful lives, generally over a period of 3 to 10 years.

Liabilities. Total liabilities decreased $30.2 million, or 0.9%, to $3.5 billion, at December 31, 2024 from $3.5 billion at December 31, 2023, primarily due to a $91.0 million decrease in deposits, partially offset by a $50.0 million increase in FHLB advances. A putable advance of $50 million was executed on September 30, 2024 with a four year final maturity with a one-time option for the FHLB to call the debt after a one-year lock out period and prepayment symmetry at a rate of 3.42%.

Deposits. As an Asian-centric business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. We evaluate all deposit relationships over $250,000 on a quarterly basis to identify deposits that meet certain criteria, which we then would consider to be part of our core deposit base. We consider a relationship to be a core deposit relationship if it meets any three or more of the following: (i) direct relationships with us; (ii) deposits within our market area; (iii) additional services including loans; (iv) electronic banking services; (v) active demand deposit accounts; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. This differs from the traditional definition of core deposits which is demand and savings deposits plus time deposits less than $250,000. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. We consider all deposit relationships under $250,000 as a core relationship except for time deposits originated through an internet listing service. Based on management's internal analysis, core deposits totaled $2.0 billion at December 31, 2024 and $2.4 billion at December 31, 2023.

Total deposits decreased $91.0 million to $3.1 billion at December 31, 2024 as compared to $3.2 billion at December 31, 2023. The decrease was mainly due to decreases in the balances of wholesale deposits of $258.1 million offset by increases in retail time deposits, interest-bearing non-maturity deposits of $30.3 million and noninterest-bearing demand deposits of $23.4 million. As of December 31, 2024, total deposits were comprised of 18.3% noninterest-bearing demand accounts, 21.5% interest-bearing non-maturity deposit accounts and 60.2% of time deposits compared to 17.0% noninterest-bearing demand accounts, 19.9% interest-bearing non-maturity deposit accounts and 63.1% of time deposits as of December 31, 2023. For time deposits, $1.8 billion, or 99%, mature during 2025 and this includes $709 million that mature within 90 days of December 31, 2024.

The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	For the Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
	$	%	$	%	$	%
Deposits:	(dollars in thousands)
Noninterest-bearing demand	$563,012	18.26%	$539,621	17.00%	$798,741	26.82%
Interest-bearing:
NOW	51,043	1.66%	57,969	1.83%	63,542	2.13%
Money market	449,324	14.57%	412,415	12.99%	420,057	14.11%
Savings	162,667	5.27%	162,344	5.11%	131,740	4.42%
Time deposits $250,000 and under	1,007,452	32.67%	1,190,822	37.51%	837,369	28.12%
Time deposits over $250,000	850,291	27.57%	811,589	25.56%	726,234	24.40%
Total interest-bearing deposits	2,520,777	81.74%	2,635,139	83.00%	2,178,942	73.18%
Total deposits	$3,083,789	100.00%	$3,174,760	100.00%	$2,977,683	100.00%

The following table presents our average deposit balances and weighted average rates for the years indicated:

	For the Year Ended
	December 31, 2024		December 31, 2023		December 31, 2022
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate (%)	Balance	Rate (%)	Balance	Rate (%)
	(dollars in thousands)
Noninterest-bearing demand deposits	$531,458	—	$602,291	—	$1,050,063	—
Interest-bearing deposits:
NOW	56,158	1.97%	58,191	1.25%	73,335	0.36%
Money market	436,925	3.49%	429,102	2.46%	631,094	0.81%
Savings	162,243	1.82%	126,062	0.73%	144,409	0.13%
Time deposits $250,000 and under	1,074,291	4.66%	1,146,513	4.11%	609,464	1.08%
Time deposits over $250,000	803,187	4.86%	742,839	4.00%	565,059	1.20%
Total interest-bearing deposits	2,532,804	4.28%	2,502,707	3.56%	2,023,361	0.93%
Total deposits	$3,064,262	3.54%	$3,104,998	2.87%	$3,073,424	0.61%

The following table presents the maturity schedule of time deposits as of December 31, 2024:

	Maturity Within:
	Three Months	After Three to Six Months	After Six to 12 Months	After 12 Months	Total
Time Deposits:	(dollars in thousands)
Time deposits $250,000 and under (1)	$400,292	$280,334	$318,473	$8,353	$1,007,452
Time deposits over $250,000 (2)	308,668	269,904	268,742	2,977	850,291
Total time deposits	$708,960	$550,238	$587,215	$11,330	$1,857,743

(1)	Includes wholesale deposits of $125.1 million.
(2)	Includes wholesale deposits of $22.4 million.

The following table presents the estimated deposits exceeding the FDIC insurance limit as of the dates indicated:

	As of December 31,
	2024	2023
	(dollars in thousands)
Uninsured deposits	$1,383,727	$1,367,568

Of the $850.3 million in time deposits over $250,000, the estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $640.1 million at December 31, 2024. The following table presents the maturity distribution of time deposits in excess of the FDIC insurance limit of more than $250,000 as of the date indicated:

December 31, 2024
(dollars in thousands)
3 months or less	$234,728
Over 3 months through 6 months	187,720
Over 6 months through 12 months	217,251
Over 12 months	424
Total	$640,123

Time deposits equal to and less than $250,000 include certain wholesale and brokered deposits and we do not consider these core deposits. We acquired wholesale deposits from the internet listing service and other outside deposits originators as needed to supplement liquidity. The total amount of such deposits as of December 31, 2024 was $31.8 million and $52.0 million as of December 31, 2023. Brokered time deposits were $93.2 million at December 31, 2024 and $254.9 million at December 31, 2023.

In addition, we offer deposit products through the CDARS and ICS programs where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit. Time deposits held through the CDARS program were $130.6 million at December 31, 2024 and $135.7 million at December 31, 2023 and ICS funds totaled $146.1 million at December 31, 2024 and $109.2 million at December 31, 2023. The increase in the participation in these programs is attributed to the general banking landscape and premium placed on liquidity in the marketplace.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. We had $200 million in FHLB advances at December 31, 2024 and $150 million at December 31, 2023. Advances totaling $150 million had original terms of five years, maturity dates in the first quarter of 2025, and an average fixed interest rate of 1.18%. A putable advance of $50 million was executed on September 30, 2024 with a four year final maturity, a one year no-put option (European one time) and prepayment symmetry at a rate of 3.42%. The following table presents information on our total FHLB advances during the years indicated:

	Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Outstanding at period-end	$200,000	$150,000	$220,000
Average amount outstanding	162,705	172,219	192,438
Maximum amount outstanding at any month-end	200,000	220,000	270,000
Weighted average interest rate:
During period	1.36%	1.67%	1.49%
End of period	1.74%	1.18%	2.28%

Long-Term Debt. Long-term debt consists of subordinated notes. As of December 31, 2024, the amount of subordinated notes outstanding, net of issuance costs, was $119.5 million as compared to $119.1 million at December 31, 2023.

In November 2018, we issued $55.0 million in fixed-to-floating rate subordinated notes due December 1, 2028 (“the 2028 Subordinated Notes”). The 2028 Subordinated Notes bore a fixed rate of 6.18% for the first five years and reset quarterly to the then-current three-month London Interbank Offered Rate (“LIBOR”) rate plus 315 basis points. The 2028 Subordinated Notes were assigned an investment grade rating of BBB by the Kroll Bond Rating Agency, Inc. Under the terms of our subordinated notes and the related subordinated notes purchase agreements, we were not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. On December 1, 2023, we redeemed the 2028 Subordinated Notes at a redemption price equal to 100% of the principal amount of the 2028 Subordinated Notes plus accrued and unpaid interest to but excluding December 1, 2023. From and after December 1, 2023, all interest on the 2028 Subordinated Notes ceased to accrue.

In March 2021, we issued $120.0 million of 4.00% fixed to floating rate subordinated notes due April 1, 2031 (the “2031 Subordinated Notes”). The interest rate is fixed through April 1, 2026 and then floats at three month Secured Overnight Financing Rate (“SOFR”) plus 329 basis points thereafter. The 2031 Subordinated Notes were assigned an investment grade rating of BBB by the KBRA. Under the terms of our 2031 Subordinated Notes and the related subordinated notes purchase agreements, we were not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. We can redeem the 2031 Subordinated Notes beginning April 1, 2026 and are considered Tier 2 capital.

We used the net proceeds from these subordinated notes for general corporate purposes, including providing capital to the Bank and maintaining adequate liquidity at Bancorp. The subordinated notes qualify as Tier 2 capital for the consolidated Company for regulatory purposes and the portion that Bancorp contributed to the Bank is treated as Tier 1 capital for the Bank. At December 31, 2024, we were in compliance with all covenants under our long-term debt agreement.

Subordinated Debentures. Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.2 million and $14.9 million as of December 31, 2024 and 2023. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. These subordinated debentures consist of the following and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	December 31, 2024 Effective Rate	Stated Maturity
Subordinated debentures	(dollars in thousands)
TFC Trust	December 22, 2006	$5,155	$1,099	$4,056	Three-month CME Term SOFR plus 0.26% (a) plus 1.65%,	6.27%	March 15, 2037
FAIC Trust I	December 15, 2004	7,217	765	6,452	Three-month CME Term SOFR 0.26% (a) plus 2.25%	6.87%	December 15, 2034
PGBH Trust I	December 15, 2004	5,155	507	4,648	Three-month CME Term SOFR 0.26% (a) plus 2.10%	6.72%	December 15, 2034
Total		$17,527	$2,371	$15,156
(a)	Represents applicable tenor spread adjustment when the original Libor index was discontinued on June 30, 2023

In 2016, we, through the acquisition of TomatoBank, acquired the TFC Trust. The TFC Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and all of its common securities with an aggregate liquidation amount of $155,000. At the close of this acquisition, a $1.9 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $1.1 million at December 31, 2024 and $1.2 million at December 31, 2023. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 6.27% as of December 31, 2024, and 7.30% as of December 31, 2023.

In October 2018, we, through the acquisition of FAIC, acquired the FAIC Trust I. The FAIC Trust I issued 7,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $7.0 million and all of its common securities with an aggregate liquidation amount of $217,000. At the close of this acquisition, a $1.2 million valuation reserve was recorded to arrive at it fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $765,000 at December 31, 2024 and $842,000 at December 31, 2023. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 6.87% as of December 31, 2024, and 7.90% as of December 31, 2023.

In January 2020, we, through the acquisition of PGBH, acquired PGBH Trust I. PGBH Trust I issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and all of its common securities with an aggregate liquidation amount of $155,000. At the close of this acquisition, a $763,000 valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $507,000 at December 31, 2024 and $559,000 at December 31, 2023. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 6.72% as of December 31, 2024, and 7.75% as of December 31, 2023.

At December 31, 2024, we were in compliance with all covenants under our subordinated debenture agreements.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and preferred stock and changes in accumulated other comprehensive income, net of taxes, from AFS investment securities.

Shareholders’ equity decreased $3.4 million, or 0.7%, to $507.9 million as of December 31, 2024 from $511.3 million at December 31, 2023. The decrease during 2024 was primarily due to common stock repurchases of $20.7 million, common stock cash dividends paid of $11.7 million and higher net unrealized losses on AFS securities of $745,000, partially offset by net income of $26.7 million and equity compensation activity of $3.2 million. As a result of this activity and the accretive common stock repurchases, book value per share increased 4.3% to $28.66 at December 31, 2024 from $27.47 at December 31, 2023 and tangible book value per share increased 4.4% to $24.51 at December 31, 2024 from $23.48 at December 31, 2023.

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

Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-earning deposits in banks, federal funds sold, available for sale securities, term federal funds, purchased receivables and maturing or prepaying balances in our securities and loan portfolios. Liquid liabilities include retail deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional wholesale funding, the issuance of additional collateralized borrowings through FHLB advances or the Federal Reserve’s discount window, and the ability to access the capital markets through the issuance of debt securities, preferred securities or common securities. Our short-term and long-term liquidity requirements are primarily to fund known and unknown on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. For additional information regarding our operating, investing and financing cash flows, see the consolidated statements of cash flows provided in our consolidated financial statements.

Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis. Our wholesale funding ratio was 10.7% at December 31, 2024 compared to 11.7% at December 31, 2023.

 We believe we have sufficient capital and sources of liquidity as of December 31, 2024 for our operations. We have established secured and unsecured lines of credit. We may borrow funds from time to time on a term or overnight basis from the FHLB, the Federal Reserve Bank of San Francisco (“FRB”) and other financial institutions as indicated below.

FHLB Secured Line of Credit and Advances. At December 31, 2024, we had a secured borrowing capacity with the FHLB of $1.1 billion collateralized by pledged residential and commercial loans with a carrying value of $1.4 billion. At December 31, 2024, we had no overnight advances and $200 million of term advances, of which $150 million matures in the first quarter of 2025 with an average fixed rate of 1.18% and $50 million is a putable advance with a four year final one-time option for the FHLB to call the debt in September 2024 at a rate of 3.42%.

FRB Secured Line of Credit. At December 31, 2024, the Bank had a secured borrowing capacity with the FRB of $47.2 million collateralized by pledged loans with a carrying value of $62.5 million.

Federal Funds Arrangements with Commercial Banks. As of December 31, 2024, the Bank has established unsecured lines of credit with four correspondent banks for an aggregate short-term borrowing capacity of $97.0 million.

There were no amounts outstanding under any of the other borrowing arrangements above as of December 31, 2024, except the FHLB term advances totaling $200 million.

The holding company, or Bancorp, is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. Bancorp's main source of funding is dividends declared and paid to Bancorp by the Bank and RAM. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to Bancorp. Management believes that these limitations will not impact our ability to meet our ongoing short-term cash obligations. During the year ended December 31, 2024, the Bank paid $20.0 million of dividends to Bancorp and $85.0 million during the year ended December 31, 2023. We had $11.7 million in cash dividends on common stock throughout the year ended December 31, 2024. At December 31, 2024, Bancorp had $32.1 million in cash, $30.8 million of which was on deposit at the Bank.

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

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations including the capital conservation buffer as of the dates reflected. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. We exceeded all regulatory capital requirements under Basel III and were considered to be "well-capitalized" at December 31, 2024 and 2023.

The table below presents the capital requirements applicable to Bancorp and the Bank in order to be considered “well-capitalized” from a regulatory perspective, and the capital ratios for the consolidated Company and Bank as of December 31, 2024 and December 31, 2023.

	Ratio at December 31, 2024	Ratio at December 31, 2023	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	11.92%	11.99%	4.00%	4.00%	5.00%
Bank	13.96%	13.62%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	17.94%	19.07%	4.50%	7.00%	6.50%
Bank	21.74%	22.41%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	18.52%	19.69%	6.00%	8.50%	8.00%
Bank	21.74%	22.41%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	24.49%	25.92%	8.00%	10.50%	10.00%
Bank	22.99%	23.67%	8.00%	10.50%	10.00%

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at December 31, 2024:

	Payments Due
	Within	One to	Three to	After Five
	One Year	Three Years	Five Years	Years	Total
	(dollars in thousands)
Deposits without a stated maturity	$1,226,046	$—	$—	$—	$1,226,046
Time deposits	1,846,413	10,409	921	—	1,857,743
FHLB term advances	150,000	—	—	—	150,000
FHLB putable advances (1)	50,000	—	—	—	50,000
Long-term debt	—	—	—	119,529	119,529
Subordinated debentures	—	—	—	15,156	15,156
Leases	5,349	11,590	7,493	8,282	32,714
Total contractual obligations	$3,277,808	$21,999	$8,414	$142,967	$3,451,188
(1)

Included in the one year column is a $50 million putable advance executed on September 30, 2024 with a four year final maturity and a one-time option for the FHLB to call the debt after a one-year lock out period which expires on 09/29/2025.

Off-Balance Sheet Arrangements

We have limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

In the ordinary course of business, we enter into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the ACL in the consolidated balance sheets. Such off-balance sheet commitments totaled $175.5 million and $190.7 million as of December 31, 2024 and 2023.

Our exposure to loan loss in the event of nonperformance on these financial commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as it does for loans reflected in the financial statements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each client’s credit worthiness on a case-by-case basis and determine the level of collateral required as necessary to meet our underwriting standards.

In addition, we invest in various affordable housing partnerships and Small Business Investment Company ("SBIC") funds. Pursuant to these investments, we commit to an investment amount to be fulfilled in future periods. Such unfunded commitments totaled $5.7 million and $3.3 million as of December 31, 2024 and 2023.

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

	December 31, 2024	December 31, 2023
Tangible common equity:	(dollars in thousands)
Total shareholders' equity	$507,877	$511,260
Adjustments
Goodwill	(71,498)	(71,498)
Core deposit intangible	(2,011)	(2,795)
Tangible common equity	$434,368	$436,967
Tangible assets:
Total assets-GAAP	$3,992,477	$4,026,025
Adjustments
Goodwill	(71,498)	(71,498)
Core deposit intangible	(2,011)	(2,795)
Tangible assets:	$3,918,968	$3,951,732
Common shares outstanding	17,720,416	18,609,179
Common equity to assets ratio	12.72%	12.70%
Book value per share	$28.66	$27.47
Tangible common equity to tangible assets ratio	11.08%	11.06%
Tangible book value per share	$24.51	$23.48

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

	For the year
	2024	2023	2022
	(dollars in thousands)
Net income available to common shareholders	$26,665	$42,465	$64,327
Average shareholders' equity	511,470	500,540	470,781
Adjustments:
Average goodwill	(71,498)	(71,498)	(70,948)
Average core deposit intangible	(2,425)	(3,282)	(4,131)
Adjusted average tangible common equity	$437,547	$425,760	$395,702
Return on average tangible common equity	6.09%	9.97%	16.26%

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

Our ALCO establishes broad policy limits with respect to interest rate risk. The ALCO establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, we seek to minimize the impact of changing interest rates on net interest income and the economic values of assets and liabilities. The ALCO meets at least quarterly to monitor the level of interest rate risk sensitivity to ensure compliance with the board of directors’ approved risk limits and to oversee management's balance sheet risk management strategies.

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

We use two approaches to model interest rate risk: Net Interest Income at Risk (NII at Risk), and Economic Value of Equity (“EVE”). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives over a 12 month horizon assuming a flat balance sheet and an instantaneous and parallel shift in market interest rates in 100 basis point increments. We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The model results do not take into consideration any steps management might take to respond to the changes in interest rates. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

	Net Interest Income Sensitivity
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
December 31, 2024	(dollars in thousands)
Dollar change	$12,278	$6,776	$2,810	$(960)	$(2,321)	$(3,612)
Percent change	10.73%	5.92%	2.46%	(0.84%)	(2.03%)	(3.16%)
December 31, 2023
Dollar change	$11,086	$6,553	$2,545	$470	$50	$(455)
Percent change	10.48%	6.20%	2.41%	0.44%	0.05%	(0.43)%

At December 31, 2024, our NII at Risk profile is liability sensitive in the down and up rate scenarios. This is directionally consistent with our profile at December 31, 2023 for the down rate and a change from neutral in the up rate scenario. For the up rate scenarios, we are more liability sensitive due to fixed rate debt approaching its maturity date in the first quarter of 2025. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The NII at Risk results are within board policy limits.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
December 31, 2024	(dollars in thousands)
Dollar change	(25,835)	3,288	11,486	(19,175)	(46,186)	(80,285)
Percent change	(3.84)%	0.49%	1.71%	(2.85)%	(6.86)%	(11.93)%
December 31, 2023
Dollar change	(26,488)	(7,430)	4,856	(28,251)	(69,646)	(111,281)
Percent change	(4.79)%	(1.34)%	0.88%	(5.11)%	(12.60)%	(20.14)%

At December 31, 2024, the EVE position is projected to decrease in the up rate scenarios. When interest rates rise, fixed rate assets generally lose economic value as these instruments are discounted at a higher rate demonstrating the relative longer asset duration as compared to the overall liability duration. In the down rate scenario, the EVE position is projected to initially increase as assets gain in value at a faster rate than the decrease in the value of noninterest-bearing deposits. However, as the down rate shocks become more severe, the pace of the increase in the value of loans slows a loan prepayments increase and discount rates reach their floors, resulting in a lower EVE position in the down 300 scenario. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The EVE results are within board policy limits.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of RBB Bancorp

Los Angeles, California

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RBB Bancorp (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

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

Allowance for Credit Losses on Loans

As described in Notes 2 and 4 to the consolidated financial statements, the Company adopted ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, effective January 1, 2022, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination. As of December 31, 2024, the Company had a gross loan portfolio of $3.05 billion and a related allowance for credit losses on loans of $47.73 million.

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

The primary procedures performed to address the critical audit matter included:

●	Testing the design and operating effectiveness of controls over qualitative adjustments within the ACL model, including controls addressing:
Management’s review of the reasonableness of assumptions and judgments, including the qualitative risk factors.
Management’s evaluation of the relevance and reliability of data utilized in the calculation of the qualitative factors.
●	Testing the relevance and reliability of the data used in the determination of qualitative factor adjustments.
●	Evaluating the reasonableness of management’s assumptions and judgments used in the determination of the qualitative factor adjustments and the resulting qualitative allocation to the allowance for credit losses

/s/ Crowe LLP

We have served as the Company's auditor since 2022.

Los Angeles, California

March 17, 2025

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands, except for share data)

	2024	2023
Assets
Cash and due from banks	$27,747	$22,671
Interest-earning deposits in other financial institutions	229,998	408,702
Cash and cash equivalents	257,745	431,373
Interest-earning time deposits in other financial institutions	600	600
Securities:
Available for sale	420,190	318,961
Held to maturity (fair value of $4,948 and $5,097 at December 31, 2024 and December 31, 2023)	5,191	5,209
Loans held for sale	11,250	1,911
Loans held for investment	3,053,230	3,031,861
Allowance for loan losses	(47,729)	(41,903)
Loans held for investment, net of allowance for loan losses	3,005,501	2,989,958

Premises and equipment, net	24,601	25,684
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Net deferred tax assets	19,055	15,765
Income tax receivable	10,311	1,235
Cash surrender value of bank owned life insurance (BOLI)	60,296	58,719
Goodwill	71,498	71,498
Servicing assets	6,985	8,110
Core deposit intangibles	2,011	2,795
Right-of-use assets - operating leases	28,048	29,803
Accrued interest and other assets	54,195	49,404
Total assets	$3,992,477	$4,026,025
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$563,012	$539,621
Savings, NOW and money market accounts	663,034	632,729
Time deposits $250,000 and under	1,007,452	1,190,821
Time deposits over $250,000	850,291	811,589
Total deposits	3,083,789	3,174,760

Reserve for unfunded commitments	729	640
FHLB advances	200,000	150,000
Long-term debt, net of issuance costs	119,529	119,147
Subordinated debentures (net of unamortized valuation reserve of $2,371 and $2,589 at December 31, 2024 and December 31, 2023)	15,156	14,938
Lease liabilities - operating leases	29,705	31,191
Accrued interest and other liabilities	35,692	24,089
Total liabilities	3,484,600	3,514,765

Commitments and contingencies - Note 13

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 17,720,416 shares issued and outstanding at December 31, 2024 and 18,609,179 shares issues and outstanding at December 31, 2023	259,957	271,925
Additional paid-in capital	3,645	3,623
Retained earnings	264,460	255,152
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(20,257)	(19,512)
Total shareholders’ equity	507,877	511,260
Total liabilities and shareholders’ equity	$3,992,477	$4,026,025

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31,

(In thousands, except share and per share data)

	2024	2023	2022
Interest and dividend income:
Interest and fees on loans	$184,567	$194,264	$171,099
Interest on interest-earning deposits	15,422	10,746	1,353
Interest on investment securities	14,331	14,028	6,084
Dividend income on FHLB stock	1,314	1,125	938
Interest on federal funds sold and other	1,027	985	1,496
Total interest and dividend income	216,661	221,148	180,970
Interest expense:
Interest on savings deposits, NOW and money market accounts	19,295	12,205	5,561
Interest on time deposits	89,086	76,837	13,338
Interest on long-term debt and subordinated debentures	6,699	9,951	9,645
Interest on FHLB advances	2,217	2,869	2,872
Total interest expense	117,297	101,862	31,416
Net interest income before provision for credit losses	99,364	119,286	149,554
Provision for credit losses	9,857	3,362	4,935
Net interest income after provision for credit losses	89,507	115,924	144,619
Noninterest income:
Service charges and fees	4,115	4,172	4,145
Loan servicing fees, net of amortization	2,265	2,576	2,209
Increase in cash surrender value of BOLI	1,577	1,409	1,322
Gain on sale of loans	1,586	374	1,895
Gain on sale of fixed assets	—	32	757
Gain on OREO	1,016	133	—
Other income	4,776	6,322	924
Total noninterest income	15,335	15,018	11,252
Noninterest expense:
Salaries and employee benefits	39,395	37,795	35,488
Occupancy and equipment expenses	9,803	9,629	9,092
Data processing	5,857	5,326	5,060
Legal and professional	4,453	8,198	5,383
Office expenses	1,455	1,512	1,438
Marketing and business promotion	864	1,132	1,578
Insurance and regulatory assessments	3,298	3,165	1,850
Core deposit premium amortization	784	923	1,086
Other expenses	3,254	3,016	3,551
Total noninterest expense	69,163	70,696	64,526
Net income before income taxes	35,679	60,246	91,345
Income tax expense	9,014	17,781	27,018
Net income	$26,665	$42,465	$64,327

Net income per share
Basic	$1.47	$2.24	$3.37
Diluted	$1.47	$2.24	$3.33

Weighted-average common shares outstanding
Basic	18,121,764	18,965,346	19,099,509
Diluted	18,183,319	18,985,233	19,332,639

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31,

(In thousands)

	2024	2023	2022
Net income	$26,665	$42,465	$64,327

Other comprehensive (loss)/income:
Unrealized (losses)/gains on securities available for sale	(1,117)	3,149	(28,905)
Related income tax effect	372	(996)	8,896
Total other comprehensive (loss)/income	(745)	2,153	(20,009)

Total comprehensive income	$25,920	$44,618	$44,318

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(In thousands, except share data)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive (Loss) Income	Total
Balance at January 1, 2022	19,455,544	$282,335	$4,603	$181,329	$72	$(1,656)	$466,683
Cumulative effect of change in accounting principle related to ASC 326 (1)	—	—	—	(2,204)	—	—	(2,204)
Net income	—	—	—	64,327	—	—	64,327
Stock-based compensation, net	—	—	848	—	—	—	848
Restricted stock cancelled	(40,000)	—	—	—	—	—	—
Restricted stock vested	—	355	(355)	—	—	—	—
Restricted stock unit vested	7,450	202	(202)	—	—	—	—
Cash dividends on common stock ($0.56 per share)	—	—	—	(10,736)	—	—	(10,736)
Stock options exercised	445,308	7,009	(1,533)	—	—	—	5,476
Repurchase of common stock	(902,526)	(12,989)	—	(6,833)	—	—	(19,822)
Other comprehensive loss, net of taxes	—	—	—	—	—	(20,009)	(20,009)
Balance at December 31, 2022	18,965,776	$276,912	$3,361	$225,883	$72	$(21,665)	$484,563
Net income	—	—	—	42,465	—	—	42,465
Stock-based compensation, net	—	—	750	—	—	—	750
Restricted stock unit vested	20,374	391	(391)	—	—	—	—
Cash dividends on common stock ($0.64 per share)	—	—	—	(12,163)	—	—	(12,163)
Stock options exercised	19,403	392	(97)	—	—	—	295
Repurchase of common stock	(396,374)	(5,770)	—	(1,033)	—	—	(6,803)
Other comprehensive income, net of taxes	—	—	—	—	—	2,153	2,153
Balance at December 31, 2023	18,609,179	$271,925	$3,623	$255,152	$72	$(19,512)	$511,260
Net income	—	—	—	26,665	—	—	26,665
Stock-based compensation, net	—	—	1,360	—	—	—	1,360
Restricted stock unit vested	35,737	672	(780)	—	—	—	(108)
Cash dividends on common stock ($0.64 per share)	—	—	—	(11,720)	—	—	(11,720)
Stock options exercised	112,250	2,399	(558)	—	—	—	1,841
Repurchase of common stock	(1,036,750)	(15,039)	—	(5,637)	—	—	(20,676)
Other comprehensive loss, net of taxes	—	—	—	—	—	(745)	(745)
Balance at December 31, 2024	17,720,416	$259,957	$3,645	$264,460	$72	$(20,257)	$507,877

(1) Represents the impact of the adoption of Accounting Standards Update ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) on January 1, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

(In thousands)

	2024	2023	2022
Operating activities
Net income	$26,665	$42,465	$64,327
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization of premises and equipment	1,898	2,018	2,022
Net accretion of discount for securities, loans, deposits, and other	(4,244)	(5,396)	(432)
Unrealized gain on equity securities	(41)	(24)	—
Amortization of investment in affordable housing tax credits	1,336	1,127	1,053
Amortization of intangible assets	2,342	2,568	3,853
Amortization of right-of-use asset	5,011	5,042	5,145
Change in operating lease liabilities	(4,742)	(4,730)	(4,897)
Provision for credit losses	9,857	3,362	4,935
Stock-based compensation, net	1,360	750	848
Deferred tax (benefit)/expense	(2,918)	216	(2,249)
Gain on sale of loans	(1,586)	(374)	(1,895)
Gain on OREO	(1,016)	(133)	—
Gain on sale of fixed assets	—	(32)	(757)
Increase in cash surrender value of BOLI	(1,577)	(1,409)	(1,322)
Loans originated and purchased for sale, net	(35,568)	(15,058)	(39,152)
Proceeds from loans sold	63,268	18,743	60,170
Other items	(1,550)	2,157	2,163
Net cash provided by operating activities	58,495	51,292	93,812
Investing activities
Securities available for sale:
Purchases	(415,396)	(694,210)	(402,656)
Maturities, repayments and calls	316,151	640,993	485,796
Securities held to maturity:
Maturities, repayments and calls	—	500	500
Purchase of Federal Home Loan Bank stock and other equity securities, net	489	(479)	(2,608)
Net increase of investment in qualified affordable housing projects	(2,525)	(279)	(227)
Net (increase)/decrease in loans	(61,254)	296,693	(411,316)
Proceeds from sales of OREO	2,936	711	—
Net cash received in connection with acquisition	—	—	71,352
Proceeds from sale of fixed assets	—	32	1,053
Purchases of premises and equipment	(788)	(652)	(2,065)
Net cash (used in)/provided by investing activities	(160,387)	243,309	(260,171)
Financing activities
Net increase/(decrease) in demand deposits and savings accounts	53,696	(241,730)	(886,712)
Net (decrease)/increase in time deposits	(144,769)	438,625	397,329
Advances from Federal Home Loan Bank	50,000	80,000	570,000
Repayment of Federal Home Loan Bank borrowings	—	(150,000)	(500,000)
Cash dividends paid	(11,720)	(12,163)	(10,736)
Restricted stock units vesting	(108)	—	—
Redemption of subordinated notes	—	(55,000)	—
Common stock repurchased, net of repurchased costs	(20,676)	(6,803)	(19,822)
Exercise of stock options	1,841	295	5,476
Net cash (used in)/provided by financing activities	(71,736)	53,224	(444,465)
Net (decrease)/increase in cash and cash equivalents	(173,628)	347,825	(610,824)
Cash and cash equivalents at beginning of period	431,373	83,548	694,372
Cash and cash equivalents at end of period	$257,745	$431,373	$83,548
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$120,917	$93,721	$29,734
Taxes paid	6,225	21,389	24,019
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	1,920	—	142
Loans transferred to held for sale, net	35,453	5,254	13,166
Additions to servicing assets	433	234	771
Recognition of operating lease right-of-use assets	(3,256)	(9,398)	(8,138)
Recognition of operating lease liabilities	3,256	9,398	8,138
Acquisition:
Assets acquired, net of cash received	—	—	8,183
Liabilities assumed	—	—	81,790
Cash receipts	—	—	(71,040)
Goodwill	—	—	2,255

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

At December 31, 2024, the Company had total assets of $4.0 billion, gross consolidated loans of $3.1 billion, total deposits of $3.1 billion and total shareholders' equity of $507.9 million.

The Bank provides business-banking and consumer products and services predominantly to the Asian-centric communities through full service branches located in Los Angeles County, Orange County and Ventura County in California, Las Vegas (Nevada), the New York City metropolitan areas, Chicago (Illinois), Edison (New Jersey) and Honolulu (Hawaii). The products and services include commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts, including specialized services such as remote deposit, E-banking, mobile banking and treasury management services. The Bank acquired the Honolulu, Hawaii branch (the “Hawaii Branch”) from Bank of the Orient (“BOTO”) on January 14, 2022.

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

In addition, we have been designated a community development financial institution (“CDFI”). CDFIs are certified by the CDFI Fund at the U.S. Department of the Treasury (“Treasury”), which provide funds to CDFIs through a variety of programs. We have established a CDFI advisory board to assist the Bank in finding organizations to support low-to-moderate income individuals.

We operate 24 banking offices in Arcadia, Cerritos, Diamond Bar, Irvine, Los Angeles, Monterey Park, Oxnard, Rowland Heights, San Gabriel, Silver Lake, Torrance, and Westlake Village, California; Las Vegas, Nevada; Manhattan, Brooklyn, Flushing and Elmhurst, New York; the Chinatown and Bridgeport neighborhoods of Chicago, Illinois; Edison, New Jersey; and Honolulu, Hawaii. Our primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-K and conform to practices within the banking industry and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for financial reporting.

Principles of Consolidation and Nature of Operations

The accompanying consolidated financial statements include the accounts of RBB Bancorp and its wholly-owned subsidiaries, the Bank and RAM. All significant intercompany transactions have been eliminated.

RBB Bancorp has no significant business activity other than its investments in the Bank and in RAM. However, through our whole bank acquisition activity, we have acquired three statutory business trusts: TFC Statutory Trust, FAIC Statutory Trust I and PGB Capital Trust I. These trusts issued trust preferred securities representing undivided preferred beneficial interests in the assets of these trusts. The proceeds of these trust preferred securities were invested in certain securities issued by the entities we have acquired, with similar terms to the relevant series of securities issued by these trusts, which we refer to as subordinated debentures, and are included in Tier 2 capital.

The parent company only condensed financial information on RBB Bancorp is provided in Note 23.

In connection with the 2018 acquisition of First American International Corp (“FAIC”), we acquired FAIB Capital Corp. (“FAICC”), a real estate investment trust formed on August 28, 2013 as a New York State corporation, which operates as a wholly-owned subsidiary of the Bank.

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks and interest-earning deposits in other financial institutions with original maturities of less than 90 days. Net cash flows are reported for customer loan and deposit transactions and interest-earning deposits in other financial institutions.

Cash and Due from Banks

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. There were no reserves required to be held as of December 31, 2024 and 2023. We maintain amounts in due from bank accounts, which may exceed federally insured limits. We have not experienced any losses in such accounts.

Interest-Earning Time Deposits in Other Financial Institutions

Interest-earning time deposits in other financial institutions not included in cash and cash equivalents are carried at cost and generally mature in one year or less.

Investment Securities

Investment securities are classified as held to maturity (“HTM”) and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investment securities not classified as HTM are classified as available for sale (“AFS”). AFS securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized on the level-yield method to the earlier of the maturity date or call date of the underlying securities. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Allowance for Credit Losses - HTM securities

Management measures expected credit losses on HTM debt securities on a collective basis by major security type and accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses on HTM securities considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Allowance for Credit Losses - AFS securities

For AFS debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, then the security’s amortized cost basis is written down to fair value through income. For debt securities AFS that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, then the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, then a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss).

Changes in the allowance for credit losses on AFS securities are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

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

We may transfer loans from held for investment to held for sale. Upon transfer, the carrying value of the loan is adjusted to the lower of cost or estimated fair value. Any write-downs in the carrying amount of the loan at the date of transfer are recorded as charge-offs to allowance for loan losses. The unamortized balance of deferred fees and costs associated with loans held for sale is deferred until the time of sale and are included in the determination of the lower of cost or fair value adjustments and/or the gain or loss recognized at the time of sale. Gains or losses on the sale of these loans are recorded as noninterest income in the consolidated statements of earnings.

Loans held for sale at December 31, 2024 consisted primarily of nonperforming commercial real estate loans under contract for sale. Loans held for sale at December 31, 2023 consisted primarily of first trust deed mortgages on single-family residential properties located in California and New York.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs and net of any unamortized deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Premiums and discounts on loans purchased are grouped by type and certain common risk characteristics and amortized or accreted as an adjustment of yield over the weighted-average remaining contractual lives of each group of loans, adjusted for prepayments when applicable, using methodologies which approximate the interest method.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is past due 90 days or when, in the opinion of management, there is reasonable doubt as to collectability based on the contractual terms of the loan. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan's principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

Allowance for Credit Losses (“ACL”) - Loans

Effective January 1, 2022, upon the adoption of ASU 2016-13, Financial Instruments—Credit Losses (ASC 326), we account for credit losses on loans in accordance with ASC 326, which requires us to record an estimate of expected lifetime credit losses for loans at the time of origination. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the loan portfolio as of the date of the consolidated balance sheets. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. We have elected to utilize a DCF approach for all segments except for consumer loans and loans to non-depository financial institutions, which use a remaining life approach.

Our DCF methodology incorporates a probability of default, loss given default and exposure at default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. We use both internal and external qualitative factors within the current expected credit losses (“CECL”) model including: lending policies, procedures, and strategies; changes in nature and volume of the portfolio; credit and lending personnel experience; changes in volume and trends in classified loans, delinquencies, and nonaccrual; concentration risk; collateral values; regulatory and business environment; loan review results; and economic conditions. We determine the weighting of the qualitative factors based on management’s ability to directly control or influence the level of risk exposure. Management further estimates the allowance balance required using past loan loss experience from peers with similar portfolio sizes and geographic locations to the Company, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Our CECL methodology utilizes a four-quarter reasonable and supportable forecast period, and a four-quarter reversion period. The Company is using the Federal Open Market Committee to obtain forecasts for the unemployment rate, while reverting to a long-run average of each considered economic factor.

We record a liability for expected credit losses on off-balance-sheet credit exposure that do not fit the definition of unconditionally cancelable in accordance with ASC 326. The Company uses the loss rate and exposure at default framework to estimate a reserve for unfunded commitments. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default.

We assess expected credit losses for individual instruments that have different risk characteristics than those that are evaluated on a collective (pooled) basis, in accordance with ASC 326. An individual analysis will provide a specific reserve for instruments involved with fair market value of collateral or present value of future cash flow. In such a manner, the Bank performs individual analysis on loans that are 90 or more days past due, on non-accrual status or modified loans. Credit losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income.

We adopted ASU 2022-02, Financial Instruments—Credit Losses (Topic 326), effective January 1, 2023. Upon adoption, we evaluate all receivable modifications under ASC 310 to determine whether a modification made to a borrower results in a new loan or a continuation of the existing loan. The Company no longer considers renewals, modifications, or extensions resulting from reasonably expected troubled debt restructurings (“TDRs”) when calculating the allowance for credit losses under ASC 326. The post-modification effective interest rate is used to calculate the allowance for credit losses when the DCF method is applied.

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

Quarterly impairment (if any) is based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a charge to income to establish a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If we later determine that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. The estimated fair value of the servicing rights is obtained through independent third party valuations based on an analysis of future cash flows, incorporating key assumptions including discount rates, prepayment speeds and interest rates.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from us, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

We sold $47.7 million, $34.1 million and $46.1 million in mortgage loans during 2024, 2023, and 2022. In addition, we sold $13.8 million, $4.2 million and $12.7 million in the guaranteed portion of SBA loans during 2024, 2023, and 2022. Gains on sale of mortgage loans totaled $818,000, $112,000, and $1.2 million, and gains on sale of SBA loans totaled $768,000, $262,000, and $696,000 in 2024, 2023, and 2022.

Premises and Equipment

Land is carried at cost. Premises, leasehold improvements and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which is thirty years for premises and ranges from three to ten years for leasehold improvements and equipment. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for improvements or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Operating Lease ROU Assets and Lease Liabilities

Operating lease Right-of-Use (“ROU”) assets and lease liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheet. The ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  The lease terms include periods covered by options to extend or terminate the lease if we are reasonably certain to exercise such options.  We use our incremental borrowing rate to determine the present value of our lease liabilities, and we do not recognize ROU assets or lease liabilities for short-term leases.

We determine if a contract arrangement is a lease at inception and we primarily enter into operating lease contracts for our branch locations, office space, and certain equipment. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We did not possess any leases that have variable lease payments or residual value guarantees as of December 31, 2024.

Other Real Estate Owned

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value at the date of foreclosure, establishing a new cost basis by a charge to the allowance for credit losses, if necessary. Other real estate owned is carried at the lower of our carrying value of the property or its fair value, less estimated carrying costs and costs of disposition. Fair value is based on current appraisals less estimated selling costs. Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance. Operating expenses and related income of such properties and gains and losses on their disposition are included in other operating income and expenses.

Goodwill and Other Intangible Assets

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions is not amortized, but tested for impairment at least annually. ASC Topic 350 provides entities with the option to perform a qualitative assessment to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill (the "Step 0" analysis).

Bank Owned Life Insurance

We have purchased life insurance policies on a select group of employees and directors. Bank Owned Life Insurance (“BOLI”) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in the other noninterest income and are not subject to income tax for as long as they are held for the life of the covered employees and directors.

FHLB Stock and Other Equity Securities

We are a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

We also own several Community Reinvestment Act (“CRA”) equity investments, other bank stock, and other equity investments without readily determinable fair values included in “Accrued interest and other assets” on the consolidated balance sheets. We measure these equity securities at cost less impairment, plus or minus observable price changes in orderly transactions. Equity securities totaled $22.9 million and $23.4 million as of December 31, 2024 and  December 31, 2023. There were no impairment charges in 2024 or 2023.

Stock-Based Compensation

We currently recognize stock-based compensation based on the grant date fair value of equity awards, including stock options, restricted stock units and restricted stock, which have been granted to employees. The expense related to equity-based awards granted to directors or other qualified non-employee awardees is recognized as other noninterest expense.

Stock option compensation expense is calculated based on the fair value of the award at the grant date for those options expected to vest and is recognized as an expense over the vesting period of the grant using the straight-line method. We use the Black-Scholes option-pricing model to estimate the value of granted stock options. This model takes into account the option exercise price, the expected life, the current price of the underlying stock, the expected volatility of our stock, expected dividends on the stock and a risk-free interest rate. We estimate the expected volatility based on our historical stock prices for the period corresponding to the expected life of the stock options. Restricted stock and restricted stock units are valued based on the closing price of our stock on the date of the grant. Stock-based compensation expense is recognized over the period which an employee is required to provide services in exchange for the award, generally defined as the vesting period. When the options are exercised, our policy is to issue new shares of stock. Our accounting policy is to recognize forfeitures as they occur.

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

Under ASC 740, a valuation allowance is required to be recognized if it is “more likely than not” that all or a portion of our deferred tax assets will not be realized. Our policy is to evaluate the deferred tax assets on a quarterly basis and record a valuation allowance for our deferred tax assets if there is not sufficient positive evidence available to demonstrate utilization of our deferred tax assets. An initial setup or an increase to deferred tax asset valuation allowance would be charged to income tax expense that would negatively impact our earnings.

Purchased Federal Transferable Tax Credits

Purchased federal transferable tax credits represent qualifying federal income tax credits acquired from an unrelated third party to offset amounts that otherwise would be due and payable to the IRS. A purchased federal transferrable tax credit is recognized as a payable to the third party seller in the year the underlying qualifying project, which is generating the tax credits, is placed in service and at the same time an income tax receivable from the IRS is established. Such federal tax credits are purchased at a discount which is recognized as a reduction in the federal income tax expense by the purchaser.  See Note 12 for more information and disclosures relating to purchased federal transferable tax credits.

Retirement Plans

We established a 401(k) plan in 2010. We contributed $826,000, $707,000, and $594,000 in 2024, 2023 and 2022.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of taxes.

Financial Instruments

In the ordinary course of business, we enter into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

See Note 13 for more information and disclosures relating to our financial instruments.

Derivatives

Interest Rate Lock Commitments (“IRLCs”) are agreements under which we agree to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Under the agreement, we commit to lend funds to a potential borrower (subject to our approval of the loan) on a fixed or adjustable rate basis, regardless of whether interest rates change in the market, or on a floating rate basis. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancelling or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. We are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. We use best efforts commitments to substantially eliminate these risks. Historical commitment-to-closing ratios are considered to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.

ASC 815, Derivatives and Hedging, provides that IRLCs on mortgage loans that will be held for resale are derivatives and must be accounted for at fair value on the balance sheet. ASC 820, Fair Value Measurements and Disclosures, specifies how these derivatives are to be valued. Commitments to originate mortgage loans to be held for investment and other types of loans are generally not derivatives. We have elected to account for these obligations at fair value.

Forward Mortgage Loan Sale Contracts (“FMLSC”) are utilized to avoid interest rate risk at the time an interest rate lock commitment is made to the buyer. We are subject to interest rate and price risk on its mortgage loans held for sale from the loan funding date until the date the loan is sold. Best efforts commitments which fix the forward sales price that will be realized in the secondary market are used to eliminate our interest rate and price risk. To avoid interest rate risk, we will enter into FMLSCs at the time they make an interest rate lock commitment to the buyer. The buyer can enter into mortgage loan sales commitments on a “mandatory” or “best efforts” basis. Mandatory commitments provide that the loan must be delivered or the commitment be “paired off.” In general, best efforts commitments provide that the loan be delivered if and when it closes. Forward commitments, also known as forward loan sales commitments, are considered derivatives under ASC Topic 815, Derivatives and Hedging, because they meet all of the following criteria:

●	They have a specified underlying (the contractually specified price for the loans);
●	They have a notional amount (the committed loan principal amount);
●	They require little or no initial net investment; and
●	They require or permit net settlement as the institution via a pair-off transaction or the payment of a pair-off fee.

See Note 18 for more information and disclosures relating to our derivatives.

Earnings Per Share (“EPS”)

Basic and diluted EPS are calculated using the two-class method since we have issued share-based payment awards considered participating securities because they entitle holders the rights to dividends during the vesting term. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution, utilizing the treasury method for restricted awards and stock options, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

See Note 19 for more information and disclosures relating to our EPS.

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

See Note 18 for more information and disclosures relating to our fair value measurements.

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

See Note 21 for more information and disclosures relating to our operating segment.

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

In  November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segments. The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. Amendments in this Update include: a requirement that a public entity provide all annual disclosures about a reportable segment’s profit or loss in its interim period disclosures, disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), disclosure of amounts for other segment items by reportable segment and a description of its composition, clarification that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit or loss, a requirement that a public entity disclose the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss, and a requirement that a public entity that has a single reportable segment provide all the disclosures required by this Update as well as all existing disclosures required in Topic 280. The amendments in this Update are effective for us beginning with our annual financial statement disclosures for the year ended December 31, 2024, and for all interim and annual periods thereafter. We adopted ASU 2023-07 on December 31, 2024 and the adoption did not have a material impact on our consolidated financial statements. See Note 21 for more information and disclosures relating to our segment information.

Recently Issued; Not Yet Effective

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. This pronouncement amends the FASB Accounting Standards Codification to reflect updates and simplifications to certain disclosure requirements referred to the FASB by the SEC in 2018, including disclosures for the statement of cash flows, earnings per share, commitments, debt and equity instruments, and certain industry information, among other things. Each amendment is effective when the related disclosure is effectively removed from Regulations S-X or S-K; early adoption is prohibited. All amendments should be applied prospectively. If the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K by June 30, 2027, the pending amendments will be removed and will not become effective for any entity. Adoption of ASU 2023-06 is not expected to have a material impact on the Company's consolidated financial statements.

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

NOTE 3 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) securities and held to maturity (“HTM”) securities at December 31, 2024 and 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$21,592	$—	$(550)	$21,042
SBA agency securities	27,231	—	(467)	26,764
Mortgage-backed securities: residential	62,351	—	(6,674)	55,677
Collateralized mortgage obligations: residential	117,936	178	(12,638)	105,476
Collateralized mortgage obligations: commercial	94,284	175	(2,803)	91,656
Commercial paper	78,687	1	(3)	78,685
Corporate debt securities	34,733	43	(2,961)	31,815
Municipal tax-exempt securities	12,602	—	(3,527)	9,075
Total	$449,416	$397	$(29,623)	$420,190

Held to maturity
Municipal taxable securities	$500	$1	$—	$501
Municipal tax-exempt securities	4,691	—	(244)	4,447
Total	$5,191	$1	$(244)	$4,948

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2023	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$8,705	$—	$(544)	$8,161
SBA agency securities	13,289	144	(216)	13,217
Mortgage-backed securities: residential	40,507	—	(5,855)	34,652
Collateralized mortgage obligations: residential	94,071	454	(12,198)	82,327
Collateralized mortgage obligations: commercial	69,941	22	(2,664)	67,299
Commercial paper	73,121	—	(16)	73,105
Corporate debt securities	34,800	—	(4,109)	30,691
Municipal tax-exempt securities	12,636	—	(3,127)	9,509
Total	$347,070	$620	$(28,729)	$318,961

Held to maturity
Municipal taxable securities	$501	$3	$—	$504
Municipal tax-exempt securities	4,708	—	(115)	4,593
Total	$5,209	$3	$(115)	$5,097

There were no sales of investment securities during the years ended December 31, 2024, 2023, and 2022.

At December 31, 2024, we pledged investment securities with a fair value of $23.4 million for certificates of deposit from the state of California. One security with a fair value of $48,000 and $61,000 was pledged to secure a local agency deposit at December 31, 2024 and 2023.

Accrued interest receivable for investment securities at December 31, 2024 and 2023 totaled $1.6 million and $962,000.

The amortized cost and fair value of the investment securities portfolio as of December 31, 2024 and 2023 are shown by expected maturity below. Mortgage-backed securities are classified in accordance with their estimated average life. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
December 31, 2024	(dollars in thousands)
Government agency securities	$90	$88	$11,644	$11,304	$9,858	$9,650	$—	$—	$21,592	$21,042
SBA agency securities	—	—	5,934	5,721	21,297	21,043	—	—	27,231	26,764
Mortgage-backed securities: residential	—	—	8,892	8,099	53,459	47,578	—	—	62,351	55,677
Collateralized mortgage obligations: residential	5,126	5,235	55,015	52,867	57,795	47,374	—	—	117,936	105,476
Collateralized mortgage obligations: commercial	705	704	38,811	38,527	54,768	52,425	—	—	94,284	91,656
Commercial paper	78,687	78,685	—	—	—	—	—	—	78,687	78,685
Corporate debt securities	2,000	1,989	11,886	11,706	18,233	16,250	2,614	1,870	34,733	31,815
Municipal tax-exempt securities	—	—	—	—	—	—	12,602	9,075	12,602	9,075
Total available for sale	$86,608	$86,701	$132,182	$128,224	$215,410	$194,320	$15,216	$10,945	$449,416	$420,190

Municipal taxable securities	$500	$501	$—	$—	$—	$—	$—	$—	$500	$501
Municipal tax-exempt securities	—	—	360	347	2,985	2,795	1,346	1,305	4,691	4,447
Total held to maturity	$500	$501	$360	$347	$2,985	$2,795	$1,346	$1,305	$5,191	$4,948

December 31, 2023
Government agency securities	$—	$—	$8,705	$8,161	$—	$—	$—	$—	$8,705	$8,161
SBA agency securities	—	—	2,292	2,095	10,997	11,122	—	—	13,289	13,217
Mortgage-backed securities: residential	—	—	11,023	9,986	19,762	16,965	9,722	7,701	40,507	34,652
Collateralized mortgage obligations: residential	18	17	36,876	35,758	57,177	46,552	—	—	94,071	82,327
Collateralized mortgage obligations: commercial	3,014	3,018	20,296	18,481	46,631	45,800	—	—	69,941	67,299
Commercial paper	73,121	73,105	—	—	—	—	—	—	73,121	73,105
Corporate debt securities	—	—	12,912	12,491	19,249	16,232	2,639	1,968	34,800	30,691
Municipal tax-exempt securities	—	—	—	—	—	—	12,636	9,509	12,636	9,509
Total available for sale	$76,153	$76,140	$92,104	$86,972	$153,816	$136,671	$24,997	$19,178	$347,070	$318,961

Municipal taxable securities	$—	$—	$501	$504	$—	$—	$—	$—	$501	$504
Municipal tax-exempt securities	—	—	—	—	2,952	2,873	1,756	1,720	4,708	4,593
Total held to maturity	$—	$—	$501	$504	$2,952	$2,873	$1,756	$1,720	$5,209	$5,097

The securities that were in an unrealized loss position at December 31, 2024, and December 31, 2023, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 2 Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities and Held to Maturity Securities. At December 31, 2024 and 2023, there was no ACL on the HTM securities portfolio.

We concluded that the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. All SBA agency securities, mortgage-backed securities, and collateralized mortgage obligations are issued by government or government sponsored entities and have the support of the U.S. federal government. The issuers have not, to our knowledge, established any cause for default on these securities. We expect to recover the amortized cost basis of our securities and have no present intent to sell and will not be required to sell securities that have declined below their cost before their anticipated recovery. As of December 31, 2024, all of our HTM securities were rated “AA-” or above. Accordingly, no ACL was recorded as of December 31, 2024 and December 31, 2023, against HTM or AFS securities, and there was no provision for credit losses recognized for the year ended December 31, 2024 and 2023.

The following tables show the related fair value and the gross unrealized losses of the Company's investment securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2024, and December 31, 2023:

	Less than Twelve Months			Twelve Months or More			Total
	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances
December 31, 2024	(dollars in thousands)
Government agency securities	$14,620	$(219)	3	$6,422	$(331)	4	$21,042	$(550)	7
SBA agency securities	24,971	(273)	7	1,793	(194)	4	26,764	(467)	11
Mortgage-backed securities: residential	25,479	(578)	5	30,198	(6,096)	15	55,677	(6,674)	20
Collateralized mortgage obligations: residential	36,166	(649)	8	55,255	(11,989)	24	91,421	(12,638)	32
Collateralized mortgage obligations: commercial	35,753	(367)	7	30,114	(2,436)	18	65,867	(2,803)	25
Commercial paper	48,874	(3)	3	—	—	—	48,874	(3)	3
Corporate debt securities	—	—	—	26,035	(2,961)	30	26,035	(2,961)	30
Municipal tax-exempt securities	—	—	—	9,075	(3,527)	11	9,075	(3,527)	11
Total available for sale	$185,863	$(2,089)	33	$158,892	$(27,534)	106	$344,755	$(29,623)	139

Municipal tax-exempt securities	$—	$—	—	$4,447	$(244)	10	$4,447	$(244)	10
Total held to maturity	$—	$—	—	$4,447	$(244)	10	$4,447	$(244)	10

	Less than Twelve Months			Twelve Months or More			Total
	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances	Fair Value	Unrealized Losses	No. of Issuances
December 31, 2023	(dollars in thousands)
Government agency securities	$4,238	$(72)	1	$3,923	$(472)	3	$8,161	$(544)	4
SBA agency securities	5,102	(18)	1	2,094	(198)	4	7,196	(216)	5
Mortgage-backed securities: residential	—	—	—	34,652	(5,855)	15	34,652	(5,855)	15
Collateralized mortgage obligations: residential	2,597	(37)	1	60,275	(12,161)	23	62,872	(12,198)	24
Collateralized mortgage obligations: commercial	18,463	(70)	5	35,077	(2,594)	19	53,540	(2,664)	24
Commercial paper	53,211	(16)	6	—	—	—	53,211	(16)	6
Corporate debt securities	—	—	—	30,691	(4,109)	32	30,691	(4,109)	32
Municipal tax-exempt securities	—	—	—	9,509	(3,127)	11	9,509	(3,127)	11
Total available for sale	$83,611	$(213)	14	$176,221	$(28,516)	107	$259,832	$(28,729)	121

Municipal tax-exempt securities	$1,397	$(19)	3	$3,196	$(96)	7	$4,593	$(115)	10
Total held to maturity	$1,397	$(19)	3	$3,196	$(96)	7	$4,593	$(115)	10

NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES - LOANS

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

The following table presents the balances in our loans held for investment (“HFI”) portfolio as of December 31, 2024, and December 31, 2023:

	2024	2023
Loans HFI: (1)	(dollars in thousands)
Real Estate:
Construction and land development	$173,290	$181,469
Commercial real estate (2)	1,201,420	1,167,857
Single-family residential mortgages	1,494,022	1,487,796
Commercial:
Commercial and industrial	129,585	130,096
SBA	47,263	52,074
Other	7,650	12,569
Total loans HFI (1)	$3,053,230	$3,031,861
Allowance for loan losses	(47,729)	(41,903)
Total loans HFI, net	$3,005,501	$2,989,958
(1)	Net of premiums(discounts) on acquired loans and deferred (fees) and costs
(2)	Includes non-farm and non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose

A summary of the changes in the ACL for the years indicated follows:

	2024			2023			2022
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
	(dollars in thousands)
Beginning balance	$41,903	$640	$42,543	$41,076	$1,156	$42,232	$32,912	$1,203	$34,115
ASU 2016-13 transition adjustment	—	—	—	—	—	—	2,135	1,045	3,180
Adjusted beginning balance	$41,903	$640	$42,543	$41,076	$1,156	$42,232	$35,047	$2,248	$37,295
Provision/(reversal) for credit losses	9,768	89	9,857	3,878	(516)	3,362	6,027	(1,092)	4,935
Less loans charged-off	(4,083)	—	(4,083)	(3,194)	—	(3,194)	(256)	—	(256)
Recoveries on loans charged-off	141	—	141	143	—	143	258	—	258
Ending balance	$47,729	$729	$48,458	$41,903	$640	$42,543	$41,076	$1,156	$42,232

The following tables present the balance and activity in the ALL by portfolio segment for the years ended December 31, 2024, 2023, and 2022:

December 31, 2024	Construction and Land Development	Commercial Real Estate	Single-Family Residential Mortgages	Commercial and Industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning of year	$1,219	$17,826	$20,117	$1,348	$1,196	$197	$41,903
Provisions/(reversals) for credit losses	5,982	6,637	(2,599)	—	(464)	212	9,768
Charge-offs	(1,148)	(2,645)	—	(11)	(78)	(201)	(4,083)
Recoveries	—	61	—	2	—	78	141
Ending allowance balance	$6,053	$21,879	$17,518	$1,339	$654	$286	$47,729

December 31, 2023	Construction and Land Development	Commercial Real Estate	Single-Family Residential Mortgages	Commercial and Industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning of year	$2,638	$17,657	$17,640	$1,804	$621	$716	$41,076
(Reversals)/provisions for credit losses	(1,279)	2,626	2,570	(458)	636	(217)	3,878
Charge-offs	(140)	(2,537)	(93)	—	(62)	(362)	(3,194)
Recoveries	—	80	—	2	1	60	143
Ending allowance balance	$1,219	$17,826	$20,117	$1,348	$1,196	$197	$41,903

December 31, 2022	Construction and Land Development	Commercial Real Estate	Single-Family Residential Mortgages	Commercial and Industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning of year	$4,150	$16,603	$7,839	$2,813	$980	$527	$32,912
ASU 2016-13 Transition Adjustment	314	(2,662)	3,960	(188)	(416)	1,127	2,135
Adjusted beginning balance	$4,464	$13,941	$11,799	$2,625	$564	$1,654	$35,047
(Reversals)/provisions for credit losses	(1,826)	3,716	5,841	(818)	(156)	(730)	6,027
Charge-offs	—	—	—	(5)	(14)	(237)	(256)
Recoveries	—	—	—	2	227	29	258
Ending allowance balance	$2,638	$17,657	$17,640	$1,804	$621	$716	$41,076

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as C&D, CRE and C&I loans. This analysis is performed on an ongoing basis as new information is obtained. We use the following definitions for risk ratings:

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

	Term Loan by Vintage
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Construction and land development
Pass	$62,541	$8,945	$—	$—	$1,370	$65	$—	$—	$72,921
Special mention	—	—	—	—	44,042	—	—	—	44,042
Substandard	—	8,782	—	38,101	9,444	—	—	—	56,327
Doubtful	—	—	—	—	—	—	—	—	—
Total	$62,541	$17,727	$—	$38,101	$54,856	$65	$—	$—	$173,290
YTD gross charge-offs	$—	$—	$1,148	$—	$—	$—	$—	$—	$1,148
Commercial real estate
Pass	$220,623	$58,597	$389,578	$158,188	$157,480	$186,619	$—	$—	$1,171,085
Special mention	—	—	936	10,251	3,040	7,060	—	—	21,287
Substandard	—	—	—	—	1,188	7,860	—	—	9,048
Doubtful	—	—	—	—	—	—	—	—	—
Total	$220,623	$58,597	$390,514	$168,439	$161,708	$201,539	$—	$—	$1,201,420
YTD gross charge-offs	$—	$164	$—	$—	$2,064	$417	$—	$—	$2,645
Single-family residential mortgages
Pass	$159,940	$137,264	$549,525	$225,877	$108,541	$299,553	$1,126	$—	$1,481,826
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,178	1,401	1,858	6,759	—	—	12,196
Doubtful	—	—	—	—	—	—	—	—	—
Total	$159,940	$137,264	$551,703	$227,278	$110,399	$306,312	$1,126	$—	$1,494,022
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial:
Commercial and industrial
Pass	$7,304	$1,126	$2,593	$3,991	$2,270	$5,242	$98,878	$—	$121,404
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	70	—	1,317	4,820	1,974	—	8,181
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,304	$1,126	$2,663	$3,991	$3,587	$10,062	$100,852	$—	$129,585
YTD gross charge-offs	$8	$—	$3	$—	$—	$—	$—	$—	$11
SBA
Pass	$6,889	$1,813	$10,855	$9,731	$400	$14,209	$—	$—	$43,897
Special mention	—	—	—	—	—	—	—	—	—
Substandard	65	—	—	334	—	2,967	—	—	3,366
Doubtful	—	—	—	—	—	—	—	—	—
Total	$6,954	$1,813	$10,855	$10,065	$400	$17,176	$—	$—	$47,263
YTD gross charge-offs	$78	$—	$—	$—	$—	$—	$—	$—	$78
Other:
Pass	$—	$130	$1,517	$5,718	$246	$—	$16	$—	$7,627
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	23	—	—	—	—	23
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$130	$1,517	$5,741	$246	$—	$16	$—	$7,650
YTD gross charge-offs	$—	$—	$4	$191	$6	$—	$—	$—	$201
Total by risk rating:
Pass	$457,297	$207,875	$954,068	$403,505	$270,307	$505,688	$100,020	$—	$2,898,760
Special mention	—	—	936	10,251	47,082	7,060	—	—	65,329
Substandard	65	8,782	2,248	39,859	13,807	22,406	1,974	—	89,141
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$457,362	$216,657	$957,252	$453,615	$331,196	$535,154	$101,994	$—	$3,053,230
Total YTD gross charge-offs	$86	$164	$1,155	$191	$2,070	$417	$—	$—	$4,083

	Term Loan by Vintage
December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(Dollars in thousands)
Construction and land development
Pass	$127,602	$25,880	$12,168	$3,919	$192	$32	$—	$—	$169,793
Special mention	—	—	11,676	—	—	—	—	—	11,676
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$127,602	$25,880	$23,844	$3,919	$192	$32	$—	$—	$181,469
YTD gross charge-offs	$—	$—	$—	$—	$—	$140	$—	$—	$140
Commercial real estate
Pass	$90,126	$423,564	$186,904	$175,650	$94,796	$152,847	$—	$—	$1,123,887
Special mention	—	—	—	—	7,719	4,880	—	—	12,599
Substandard	301	—	—	11,410	2,295	17,365	—	—	31,371
Doubtful	—	—	—	—	—	—	—	—	—
Total	$90,427	$423,564	$186,904	$187,060	$104,810	$175,092	$—	$—	$1,167,857
YTD gross charge-offs	$—	$2,078	$—	$459	$—	$—	$—	$—	$2,537
Single-family residential mortgages
Pass	$156,372	$593,539	$239,502	$125,346	$83,002	$265,050	$1,720	$—	$1,464,531
Special mention	—	—	619	—	—	3,855	—	—	4,474
Substandard	—	719	758	4,985	545	11,740	44	—	18,791
Doubtful	—	—	—	—	—	—	—	—	—
Total	$156,372	$594,258	$240,879	$130,331	$83,547	$280,645	$1,764	$—	$1,487,796
YTD gross charge-offs	$—	$—	$—	$93	$—	$—	$—	$—	$93
Commercial:
Commercial and industrial
Pass	$1,305	$3,283	$6,281	$2,901	$2,049	$4,700	$99,339	$—	$119,858
Special mention	—	—	—	—	—	—	2,737	—	2,737
Substandard	—	87	—	1,410	7	4,952	1,045	—	7,501
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,305	$3,370	$6,281	$4,311	$2,056	$9,652	$103,121	$—	$130,096
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
SBA
Pass	$5,642	$11,023	$10,037	$2,324	$4,588	$13,783	$—	$—	$47,397
Special mention	—	—	331	—	—	1,025	—	—	1,356
Substandard	—	—	—	—	85	3,236	—	—	3,321
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,642	$11,023	$10,368	$2,324	$4,673	$18,044	$—	$—	$52,074
YTD gross charge-offs	$—	$—	$—	$—	$—	$62	$—	$—	$62
Other:
Pass	$193	$2,727	$8,813	$674	$29	$—	$18	$—	$12,454
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	80	28	7	—	—	—	—	115
Doubtful	—	—	—	—	—	—	—	—	—
Total	$193	$2,807	$8,841	$681	$29	$—	$18	$—	$12,569
YTD gross charge-offs	$—	$79	$273	$10	$—	$—	$—	$—	$362
Total by risk rating:
Pass	$381,240	$1,060,016	$463,705	$310,814	$184,656	$436,412	$101,077	$—	$2,937,920
Special mention	—	—	12,626	—	7,719	9,760	2,737	—	32,842
Substandard	301	886	786	17,812	2,932	37,293	1,089	—	61,099
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$381,541	$1,060,902	$477,117	$328,626	$195,307	$483,465	$104,903	$—	$3,031,861
Total YTD gross charge-offs	$—	$2,157	$273	$562	$—	$202	$—	$—	$3,194

The following tables present the aging of the recorded investment in past due loans HFI as of December 31, 2024 and 2023 by loan class. Past due loans presented in tables below also include nonaccrual loans.

December 31, 2024	30-59 Days	60-89 Days	90 Days Or More (1)	Total Past Due	Current	Total Loans HFI	Nonaccrual Loans (2)
Real estate:	(dollars in thousands)
Construction and land development	$—	$38,101	$8,782	$46,883	$126,407	$173,290	$44,621
Commercial real estate	504	216	7,131	7,851	1,193,569	1,201,420	7,353
Single-family residential mortgages (3)	9,806	1,688	7,253	18,747	1,475,275	1,494,022	11,524
Commercial:
Commercial and industrial	30	61	4,819	4,910	124,675	129,585	4,819
SBA	314	1,951	609	2,874	44,389	47,263	1,514
Other:	16	—	11	27	7,623	7,650	12
Total	$10,670	$42,017	$28,605	$81,292	$2,971,938	$3,053,230	$69,843
________________

(1)	All loans 90 days or more past due are nonaccrual. We had no loans that were 90 days or more past due and still accruing.
(2)	Included in total loans
(3)	Nonaccrual SFR mortgage loans include $4.4 million of loans in the process of foreclosure.

December 31, 2023	30-59 Days	60-89 Days	90 Days Or More (1)	Total Past Due	Current	Total Loans HFI	Nonaccrual Loans (2)
Real estate:	(dollars in thousands)
Construction and land development	$—	$—	$—	$—	$181,469	$181,469	$—
Commercial real estate	1,341	216	1,582	3,139	1,164,718	1,167,857	10,569
Single-family residential mortgages	9,050	5,795	15,134	29,979	1,457,817	1,487,796	18,103
Commercial:
Commercial and industrial	1,544	—	854	2,398	127,698	130,096	854
SBA	356	—	2,085	2,441	49,633	52,074	2,085
Other:	160	20	8	188	12,381	12,569	8
Total	$12,451	$6,031	$19,663	$38,145	$2,993,716	$3,031,861	$31,619

(1)	All 90 days or more past due are nonaccrual. We had no loans that were 90 days or more past due and still accruing.
(2)	Included in total loans

The following table present the loans HFI on nonaccrual status and the balance of such loans with no ALL, by loan class, as of the dates indicated:

	December 31, 2024		December 31, 2023
	Nonaccrual Loans		Nonaccrual Loans
	with no		with no
	Allowance		Allowance
	for Loan Loss	Nonaccrual Loans	for Loan Loss	Nonaccrual Loans
Real estate:	(dollars in thousands)
Construction and land development	$18,226	$44,621	$—	$—
Commercial real estate	346	7,353	10,569	10,569
Single-family residential mortgages	11,524	11,524	18,103	18,103
Commercial:
Commercial and industrial (1)	4,708	4,819	610	854
SBA	1,514	1,514	937	2,085
Other:	—	12	—	8
Total	$36,318	$69,843	$30,219	$31,619

(1)	A C&I loan of $4.7 million is secured by a SFR and is cross collateralized with a CRE loan with a specific reserve.

The following tables present the amortized cost basis of individually evaluated collateral-dependent loans, by loan segment and class and type of collateral which secures such loans as of the dates indicated:

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Construction and land development	$18,226	$26,395	$—	$44,621
Commercial real estate	7,131	222	—	7,353
Single-family residential mortgages	—	11,524	—	11,524
Commercial:
Commercial and industrial	—	4,708	111	4,819
SBA	1,323	40	151	1,514
Total loans	$26,680	$42,889	$262	$69,831

	December 31, 2023
	Commercial Real Estate	Residential Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Commercial real estate	$10,353	$216	$—	$10,569
Single-family residential mortgages	—	18,103	—	18,103
Commercial:
Commercial and industrial	—	610	244	854
SBA	800	1,200	85	2,085
Total loans	$11,153	$20,129	$329	$31,611

No interest income was recognized on a cash basis during the years ended  December 31, 2024 and 2023. We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2024 and December 31, 2023 while the loans were in nonaccrual status.

On January 1, 2023, we adopted ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." Under this guidance, in cases where a borrower is experiencing financial difficulties, we may make certain concessionary modifications to the contractual terms. These concessions may include principal forgiveness, an interest rate reduction, term extension, payment delay, or other actions intended to minimize potential losses.

We may provide multiple types of concessions on one loan. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for loan losses.

Loans modified to borrowers experiencing financial difficulty totaled $54.4 million at December 31, 2024 and zero at December 31, 2023. During 2024, three C&D loans and two CRE loans were modified with balances totaling $47.6 million and $6.8 million at December 31, 2024. There were no loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2023.

The modifications made during 2024 included $35.8 million of term extensions for C&D loans impacted by construction delays and an increase in market interest rates since origination, including a $26.4 million loan for a partially complete mixed-use commercial project for which we have established a specific reserve of $4.5 million. We had $5.6 million in unfunded commitments related to these borrowers.

We closely monitor the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table presents the type of concession, by class of loans, during the last 12 months:

	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Modified Loans	Modified Loans as a Percentage of Class of Loans	Weighted-Average Term Extension (in Years)	Weighted-Average Rate Reduction
	(dollars in thousands)
Construction and land development	$—	$35,839	$11,706	$47,545	27.4%	0.41	0.12%
Commercial real estate	6,616	—	222	6,838	0.6%	1.83	0.00%
Total	$6,616	$35,839	$11,928	$54,383

NOTE 5 - LOAN SERVICING

The loans being serviced for others are not reported as assets in our consolidated balance sheet. The table below presents the underlying principal balances of the loans serviced for others, by class of loans, as of the dates indicated:

	December 31,
	2024	2023
Loans serviced for others:	(dollars in thousands)
Single-family residential mortgages	$922,183	$1,014,017
SBA	92,678	100,336
Commercial real estate	3,761	3,813
Construction and land development	7,315	4,710

Loan servicing fees, net of amortization, totaled $2.3 million, $2.6 million and $2.2 million for the years ended December 31, 2024, 2023 and 2022. Custodial balances maintained in connection with the foregoing loan servicing (included in noninterest-bearing deposits) totaled $8.3 million and $6.4 million as of December 31, 2024 and 2023.

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

The following table presents the activity in servicing assets for the years ended December 31, 2024, 2023, and 2022:

	2024		2023		2022
	Mortgage	SBA	Mortgage	SBA	Mortgage	SBA
	Loans	Loans	Loans	Loans	Loans	Loans
Servicing assets:	(dollars in thousands)
Beginning of period	$6,509	$1,601	$7,354	$2,167	$8,748	$2,769
Additions	290	143	176	58	532	239
Payoffs	(443)	(187)	(329)	(344)	(794)	(478)
Amortization	(700)	(228)	(692)	(280)	(1,132)	(363)
End of period	$5,656	$1,329	$6,509	$1,601	$7,354	$2,167

Estimates of the loan servicing asset fair value are derived through a DCF analysis. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography. The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place. The analysis accounts for recent transactions, and supply and demand within the market.

The fair value of servicing assets for mortgage loans was $11.4 million and $12.1 million as of December 31, 2024 and 2023. Fair value at December 31, 2024 was determined using a discount rate of 11.16%, average prepayment speed of 7.52%, depending on the stratification of the specific right, and a weighted-average default rate of 0.10%. Fair value at December 31, 2023 was determined using a discount rate of 11.23%, average prepayment speed of 7.91%, depending on the stratification of the specific right, and a weighted-average default rate of 0.10%.

The fair value of servicing assets for SBA loans was $2.3 million and $2.8 million as of December 31, 2024 and 2023. Fair value at December 31, 2024 was determined using a discount rate of 8.5%, average prepayment speed of 19.46%, depending on the stratification of the specific right, and a weighted-average default rate of 1.04%. Fair value at December 31, 2023 was determined using a discount rate of 8.5% and average prepayment speed of 17.68%, depending on the stratification of the specific right, and a weighted-average default rate of 0.73%.

NOTE 6 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31, 2024 and 2023 follows:

	2024	2023
	(dollars in thousands)
Land	$8,974	$8,974
Building and improvements	15,822	15,549
Furniture, fixtures, and equipment	8,673	8,411
Leasehold improvements	7,696	7,696
	41,165	40,630
Less accumulated depreciation and amortization	(16,814)	(14,949)
Construction in progress	250	3
Total	$24,601	$25,684

Depreciation and leasehold amortization expense was $1.9 million, $2.0 million, and $2.0 million for 2024, 2023, and 2022.

There were no sales of fixed assets during 2024. A $32,000 gain on sale of fixed assets was recorded from the sale of an automobile during 2023. A $757,000 gain on sale of fixed assets was recorded from the sale of a real estate asset during 2022, which was used to house staff while traveling.

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions is not amortized, but tested for impairment at least annually. We have selected October 1 as the date to perform the annual impairment test. Goodwill amounted to $71.5 million as of December 31, 2024 and 2023, and is the only intangible asset with an indefinite life on the balance sheet. No impairment was recognized on goodwill during 2024 and 2023.

In 2023, after evaluating the prolonged decrease in our stock price, management performed a quantitative goodwill impairment analysis as of September 30, 2023. Management engaged a third-party valuation specialist to assist with the quantitative analysis. The evaluation used two methods to estimate our value: the market approach and the income approach. The market approach used pricing information available on publicly traded companies that are similar to the company to determine the value of the company. Estimates used in the market approach included selecting a representative peer group of institutions, determining the price to tangible book value based on the results of the peer group institutions, and estimating a control premium based on the whole-bank acquisition prices for representative transactions. The income approach was based on the discounted free cash flows of the company using projections of future results, and considering future economic forecasts and management’s plans. Estimates used in the income approach included management’s projections of our income in future periods and an appropriate rate of return that would be required by a market participant. Based on this quantitative analysis performed at September 30, 2023, our fair value exceeded our carrying amount with a passing amount of 9.6%. Also, at December 31, 2023, due to changes in our projections of income in future periods during the fourth quarter of 2023 resulting from the economic environment, management performed certain calculations and sensitivity analyses related to the quantitative goodwill impairment analysis performed at September 30, 2023 and the current information and concluded that goodwill was also not impaired at December 31, 2023. In the fourth quarter of 2024, we performed a qualitative analysis and concluded that it is more likely than not that our fair value exceeds our carrying value and goodwill was not impaired at  December 31, 2024.

Other intangible assets consist of core deposit intangible (“CDI”) assets arising from acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. CDI was recognized in the 2013 acquisition of Los Angeles National Bank, in the 2016 acquisition of TFC Holding Company, in the 2018 acquisition of FAIC and in the 2020 acquisition of PGB Holdings, Inc. (“PGBH”). In January 2022, $729,000 of CDI was recognized in conjunction with the Hawaii Branch purchase from BOTO.

The following table presents changes in the carrying amount of CDI for the periods indicated:

	Year ended December 31,
	2024	2023	2022
Core deposit intangibles	(dollars in thousands)
Balance, beginning of year	$10,459	$10,459	$9,730
Acquired from acquisitions	—	—	729
Balance, end of year	$10,459	$10,459	$10,459
Accumulated amortization:
Balance, beginning of year	$7,664	$6,741	$5,655
Amortization	784	923	1,086
Balance, end of year	$8,448	$7,664	$6,741
Core deposit intangibles, net	$2,011	$2,795	$3,718

Estimated CDI amortization expense for the next 5 years is as follows:

CDI Amortization Expense
Year ending December 31:	(dollars in thousands)
2025	$672
2026	501
2027	417
2028	297
2029	64
Thereafter	60
Total	$2,011

NOTE 8 - DEPOSITS

At December 31, 2024, the scheduled maturities of time deposits are as follows:

	$250,000 and under	Greater than $250,000	Total
Time Deposits Maturities Periods:	(dollars in thousands)
One year or less	$999,099	$847,314	$1,846,413
One year to three years	7,732	2,677	10,409
Over three years	621	300	921
Total	$1,007,452	$850,291	$1,857,743

Time deposits include deposits acquired through both retail and wholesale channels. Wholesale channels include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services. Wholesale time deposits totaled $147.5 million at December 31, 2024 and $405.6 million at December 31, 2023. Brokered time deposits were $93.2 million at December 31, 2024 and $254.9 million at December 31, 2023. Collateralized deposits from the State of California totaled $20.0 million at December 31, 2024 and $80.0 million at December 31, 2023. Time deposits acquired through internet listing services totaled $34.2 million at December 31, 2024 and $61.4 million at  December 31, 2023.

In addition, we offer retail deposit products where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs. Time deposits held through the CDARS program were $130.6 million at December 31, 2024 and $135.7 million at December 31, 2023.  ICS deposits totaled $146.1 million at December 31, 2024 and $109.2 million at December 31, 2023.

NOTE 9 - LONG-TERM DEBT

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

The table below presents the long-term debt and unamortized debt issuance costs as of the dates indicated:

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Principal	$120,000	$120,000
Unamortized debt issuance costs	(471)	(853)
Long-term debt, net of issuance costs	$119,529	$119,147

The following table presents interest and amortization expense on the subordinated notes for the year indicated:

	For the Year Ended December 31,
	2024	2023	2022
Interest Expense:	(dollars in thousands)
Interest	$4,800	$7,916	$8,199
Amortization	382	562	578

We were in compliance with all covenants under the long-term debt as of December 31, 2024.

NOTE 10 - SUBORDINATED DEBENTURES

Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.2 million and $14.9 million as of December 31, 2024 and 2023. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. We  may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System at 100% of the principal amount, plus accrued and unpaid interest. The table below presents subordinated debentures at December 31, 2024:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	December 31, 2024 Effective Rate	Stated Maturity
Subordinated debentures	(dollars in thousands)
TFC Trust	December 22, 2006	$5,155	$1,099	$4,056	Three-month CME Term SOFR plus 0.26% (a) plus 1.65%,	6.27%	March 15, 2037
FAIC Trust I	December 15, 2004	7,217	765	6,452	Three-month CME Term SOFR 0.26% (a) plus 2.25%	6.87%	December 15, 2034
PGBH Trust I	December 15, 2004	5,155	507	4,648	Three-month CME Term SOFR 0.26% (a) plus 2.10%	6.72%	December 15, 2034
Total		$17,527	$2,371	$15,156
(a)	Represents applicable tenor spread adjustment when the original Libor index was discontinued on June 30, 2023

In 2016, we acquired TFC Statutory Trust (the “TFC Trust”) through the acquisition of TomatoBank and its holding company, TFC Holding Company (“TFC”). TFC Trust issued 5,000 fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $155,000. TFC issued $5 million of subordinated debentures to TFC Trust in exchange for ownership of all of the common securities of TFC Trust and the proceeds of the preferred securities sold by TFC Trust. We are not considered the primary beneficiary of TFC Trust (variable interest entity), therefore TFC Trust is not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. We also purchased an investment in the common stock of TFC Trust for $155,000, which is included in other assets. At the close of this acquisition, a $1.9 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $1.1 million at December 31, 2024 and $1.2 million at December 31, 2023. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 6.27% as of December 31, 2024, and 7.30% at December 31, 2023.

In October 2018, we acquired First American International Statutory Trust I (“FAIC Trust I”) through the acquisition of FAIC. FAIC Trust I issued 7,000 units of 30-year fixed-to-floating rate capital securities with an aggregate liquidation amount of $7.0 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $217,000. We are not considered the primary beneficiary of FAIC Trust I (variable interest entity), therefore FAIC Trust I is not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. We purchased an investment in the common stock of FAIC Trust I for $217,000, which is included in other assets. At the close of this acquisition, a $1.2 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $765,000 at December 31, 2024 and $842,000 at December 31, 2023. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 6.87% as of December 31, 2024, and 7.90% at December 31, 2023.

In January 2020, we acquired PGB Capital Trust I (“PGBH Trust I”) through the acquisition of PGBH. PGBH Trust I issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $155,000. We are not considered the primary beneficiary of PGBH Trust I (variable interest entity), therefore PGBH Trust I is not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. We purchased an investment in the common stock of PGBH Trust I for $155,000, which is included in other assets. At the close of this acquisition, a $763,000 valuation reserve was recorded to arrive at it fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $507,000 at December 31, 2024 and $559,000 at December 31, 2023. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 6.72% as of December 31, 2024, and 7.75% at December 31, 2023.

We recorded interest expense of $1.3 million in 2024, $1.3 million in 2023 and $650,000 in 2022 on the subordinated debentures. The aggregate amount of amortization expense was $218,000 in each of the years ended December 31, 2024, 2023 and 2022.

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

At December 31, 2024, the Company duly and punctually paid all payments, maintained 100% ownership of the common securities, and did not incur any additional indebtedness as agreed. The Company was in compliance with all covenants under all subordinated debentures at December 31, 2024.

NOTE 11 - BORROWING ARRANGEMENTS

We have established secured and unsecured lines of credit. We  may borrow funds from time to time on a term or overnight basis from the FHLB, the Federal Reserve Bank of San Francisco (“FRB”) and other financial institutions as indicated below.

FHLB Secured Line of Credit and Advances. At  December 31, 2024, the Bank had a secured borrowing capacity with the FHLB of $1.1 billion collateralized by pledged residential and commercial loans with a carrying value of $1.4 billion. At  December 31, 2024, we had no overnight advances and $200.0 million of term advances, of which $150 million had an original term of five years, a maturity date in the first quarter of 2025, and an average fixed rate of 1.18%. A putable advance of $50 million was executed on September 30, 2024 with a four year final maturity with a one-time option for the FHLB to call the debt after a one-year lock out period and prepayment symmetry at a rate of 3.42%. We recognized interest on FHLB advances of $2.2 million, $2.9 million, and $2.9 million for the years ended December 31, 2024, 2023 and 2022.

FRB Secured Line of Credit. At  December 31, 2024, the Bank had a secured borrowing capacity with the FRB of $47.2 million collateralized by pledged loans with a carrying value of $62.5 million.

Federal Funds Arrangements with Commercial Banks. At  December 31, 2024, the Company may borrow on an unsecured basis, up to $97.0 million from other financial institutions.

There were no amounts outstanding under any of the other borrowing arrangements above as of December 31, 2024, except the FHLB term advances totaling $200.0 million.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The table below presents the components of income tax expense for the years indicated:

	For the Year Ended December 31,
	2024	2023	2022
Current:	(dollars in thousands)
Federal	$6,539	$10,804	$18,315
State	5,393	6,761	10,952
Total Current	11,932	17,565	29,267

Deferred:
Federal	(1,646)	(288)	(1,756)
State	(1,272)	504	(493)
Total Deferred	(2,918)	216	(2,249)
Total income tax expense	$9,014	$17,781	$27,018

The following table presents a comparison of the federal statutory income tax rates to the Company's effective income tax rates for the years indicated:

	For the Year Ended December 31,
	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Statutory federal tax	$7,493	21.0%	$12,652	21.0%	$19,182	21.0%
State tax, net of federal benefit	3,391	9.5%	5,181	8.6%	8,278	9.1%
Tax-exempt income	(429)	(1.2)%	(399)	(0.7)%	(355)	(0.4)%
Stock-based compensation	(10)	0.0%	54	0.1%	(396)	(0.4)%
Tax credits, net of amortization	(978)	(2.7)%	(62)	(0.1)%	(80)	(0.1)%
Other items, net	(453)	(1.3)%	355	0.6%	389	0.4%
Total income tax expense	$9,014	25.3%	$17,781	29.5%	$27,018	29.6%

Deferred taxes are a result of differences between income tax accounting and GAAP with respect to income and expense recognition. The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying balance sheets as of  December 31:

	2024	2023
Deferred tax assets:	(dollars in thousands)
Allowance for credit losses	$14,889	$13,011
Stock-based compensation	244	472
Operating loss carryforwards	4	32
Unrealized loss on AFS securities	8,980	8,597
Lease liability	9,127	9,539
State tax	944	1,444
Other	1,424	1,237
	35,612	34,332
Deferred tax liabilities:
Depreciation	(425)	(1,389)
Deferred loan costs	(3,127)	(3,123)
Acquisition accounting fair value adjustments	(2,536)	(2,794)
Mortgage servicing rights	(1,738)	(1,991)
Right of use asset	(8,618)	(9,115)
Other	(113)	(155)
	(16,557)	(18,567)
Net deferred tax assets	$19,055	$15,765

At December 31, 2024, we have usable net operating loss carryforwards from acquisitions of $18,466 for federal and $5,570 for California income tax purposes. Net operating loss carry forwards, to the extent not used, will begin to expire in 2028. The net operating loss carryforwards were generated through acquisitions, and as a result, are substantially limited by Section 382 of the Internal Revenue Code. Benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carryforward amounts noted above. Based on management's assessment, we concluded that no valuation allowance was necessary for the deferred tax assets as of December 31, 2024.

We file income tax returns in federal and various state jurisdictions. We are subject to examinations in federal jurisdiction for the years ended after December 31, 2020. The statutes of limitations for state income tax returns remain open for tax years in accordance with each state's statutes. The audit of our New York State tax returns for the tax period from January 1, 2018 to December 31, 2020 was completed in August 2023 and we paid additional tax and interest of $70,000 without penalties to settle the tax audit findings with New York State. We recorded a $1.1 million liability related to uncertain tax positions at December 31, 2024. We recognized no material interest or penalties as part of income taxes for the years ended December 31, 2024, 2023, and 2022.

Purchased Federal Transferable Tax Credits

On September 13, 2024, we entered into a Purchase and Sale Agreement (PSA) for the purchase of approximately $23.2 million in federal transferable tax credits to be generated by four projects. Two of the projects were placed in service in 2024 and generated approximately $12.9 million of federal transferable tax credits. The approximate purchase price of $12.0 million will be paid by us to the seller, an independent third party, upon the achievement of certain benchmarks outlined in the PSA. We utilized the purchased tax credits of $12.9 million to offset amounts that otherwise would be due and payable to the IRS for 2024 and potentially prior tax years.  The accounting treatment is an increase in income tax receivable from the IRS, a liability to the seller, and a reduction to income tax expense in the period the qualifying project is placed in service.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we enter into financial commitments to meet the financing needs of our customers. These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit. Those instruments involve varying degrees of credit and interest rate risk not recognized in our financial statements.

Our exposure to loss in the event of nonperformance on these financial commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for loans reflected in the financial statements.

At  December 31, 2024 and 2023, we had the following financial commitments whose contractual amount represents credit risk:

	2024		2023
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(dollars in thousands)
Commitments to make loans	$13,973	$70,268	$614	$77,230
Unused lines of credit	883	84,697	10,629	95,686
Commercial and similar letters of credit	168	2,225	90	3,814
Standby letters of credit	1,232	2,061	1,626	1,061
Total	$16,256	$159,251	$12,959	$177,791

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each client's creditworthiness on a case-by-case basis.

We record a liability for lifetime expected losses on off-balance-sheet credit exposure that does not fit the definition of unconditionally cancelable in accordance with ASC 326. We use the loss rate and exposure at default framework to estimate a reserve for unfunded commitments. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default. The reserve for off-balance sheet commitments was $729,000 and $640,000 as of December 31, 2024 and December 31, 2023. We recorded a provision for unfunded loan commitments of $89,000 for the year ended December 31, 2024, and a reversal of provision for unfunded loan commitments of $516,000 for the year ended December 31, 2023.

In addition, we invest in various affordable housing partnerships and Small Business Investment Company funds. Pursuant to these investments, we commit to an investment amount to be fulfilled in future periods. Such unfunded commitments totaled $5.7 million as of December 31, 2024 and $3.3 million as of December 31, 2023.

We are involved in various matters of litigation which have arisen in the ordinary course of business and accruals for estimates of potential losses have been provided when necessary and appropriate under GAAP. In the opinion of management, the disposition of such pending litigation will not have a material effect on the Company's consolidated financial statements.

NOTE 14 - LEASES

We lease several of our operating facilities under various non-cancellable operating leases expiring at various dates through 2037. We are also responsible for common area maintenance, taxes, and insurance at the various branch locations.

Future minimum rent payments on our leases were as follows at December 31, 2024:

For the year ended December 31,:	(dollars in thousands)
2025	$5,349
2026	5,843
2027	5,747
2028	4,830
2029	2,663
Thereafter	8,282
Total	$32,714
Less amount of payment representing interest	(3,009)
Total present value of lease payments	$29,705

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $5.8 million, $5.7 million, and $5.4 million for the years ended December 31, 2024, 2023, and 2022. The Company received rental income of $612,000, $570,000, and $548,000 for the years ended December 31, 2024, 2023, and 2022.

The following table presents the operating lease related assets and liabilities recorded on the consolidated balance sheets, and the weighted-average remaining lease terms and discount rates as of the dates indicated:

	December 31,	December 31,
	2024	2023
Operating Leases	(dollars in thousands)
ROU assets	$28,048	$29,803
Lease liabilities	29,705	31,191

Weighted-average remaining lease term (in years)	6.65	7.63
Weighted-average discount rate	2.83%	1.72%

NOTE 15 - RELATED PARTY TRANSACTIONS

There were no loans or outstanding loan commitments to any principal officers or directors, or any of their affiliates at  December 31, 2024 and 2023.

Deposits from principal officers, directors, and their affiliates at December 31, 2024 and 2023 were $32.5 million and $25.7 million.

Certain directors and their affiliates own $6.0 million of RBB subordinated debentures as of December 31, 2024 and 2023.

NOTE 16 - STOCK BASED COMPENSATION

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

Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan

The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the “Amended OSIP”) was approved by our board of directors in  January 2019 and approved by our shareholders in  May 2022. The Amended OSIP was designed to ensure continued availability of equity awards that will assist us in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the Amended OSIP, our board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. We have reserved up to 30% of issued and outstanding shares of common stock as of the date we adopted the Amended OSIP, or 3,848,341 shares. As of  December 31, 2024, there were 1,004,658 shares of common stock available for issuance under the Amended OSIP. This represents 5.7% of the issued and outstanding shares of the Company’s common stock as of December 31, 2024. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The Amended OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The Amended OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

We recognized total stock-based compensation expense of $1.1 million, $750,000, and $848,000 in 2024, 2023, and 2022. The total unrecognized stock-based expense totaled $1.9 million, $517,000, and $581,000 as of December 31, 2024, 2023, and 2022.

Stock Options

Compensation expense for stock options was $62,000, $246,000, and $300,000 for the years ended December 31, 2024, 2023, and 2022. Unrecognized stock-based compensation expense related to options was $117,000, $179,000, and $400,000 as of December 31, 2024, 2023, and 2022. Unrecognized compensation expense related to stock options, as of December 31, 2024, is expected to be recognized over the next 2.3 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions presented below for 2023 and 2022. No stock options have been granted after March 31, 2023.

	March 2023	December 2022	May 2022
Expected volatility	28.4%	28.9%	29.5%
Expected term (years)	8.0	8.0	6.0
Expected dividends	2.92%	2.55%	2.52%
Risk free rate	4.27%	4.00%	2.71%
Grant date fair value	$5.49	$6.16	$5.28

The expected volatility was based on the historical volatility of our stock trading history. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. The risk free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds over the expected term of the options.

The table below presents a summary of our stock option awards and activity as of and for the year ended  December 31, 2024:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term in years	Value
Outstanding at beginning of year	397,903	$17.61
Exercised	(112,250)	16.40
Forfeited/cancelled	(111,153)	17.75
Outstanding at end of period	174,500	$18.29	5.04	$406

Options exercisable	153,167	$17.88	4.64	$406

The total fair value of the shares vested was $581,000, $1.1 million, and $1.1 million in 2024, 2023, and 2022. Unvested stock options totaled 21,333, 65,671, and 127,005 with a weighted average grant date fair value of $6.02, $4.99, and $4.69 as of December 31, 2024, 2023 and 2022. The decrease of unvested stock options during 2024 was due to 28,337 stock options vested with a weighted average grant date stock price of $18.18, and 16,001 stock options exercised with a weighted average grant date stock price of $19.03.

Cash received from the exercise of 112,250 share options was $1.8 million for the year ended December 31, 2024. Cash received from the exercise of 19,403 share options was $295,000 for the year ended December 31, 2023. Cash received from the exercise of 445,308 share options was $5.5 million for the year ended December 31, 2022. The intrinsic value of options exercised was $429,000, $90,000, and $4.0 million in 2024, 2023, and 2022.

Restricted Stock Units

We award time-based restricted stock units (“TRSUs”) and performance-based restricted stock units (“PRSUs”), which we also refer to collectively as restricted stock units (“RSUs”). We granted 138,668 RSUs during the year ended December 31, 2024, with a weighted average price of $18.37. The RSUs granted during the year ended December 31, 2024 included 31,270 PRSUs with an estimated fair value as of the March 20, 2024 grant date of $19.13 and are subject to pre-established performance metrics with market conditions that will be measured in the future and subject to oversight and approval by the Board of Director’s Compensation Committee. The TRSUs have original lives ranging from 1 to 4 years and PRSUs have an original life of 3 years. As of December 31, 2024, there were 140,475 unvested RSUs outstanding.

The recorded compensation expense for RSUs was $994,000, $504,000, and $453,000 for the years ended  December 31, 2024, 2023, and 2022. Unrecognized stock-based compensation expense related to RSUs was $1.8 million and $338,000 as of  December 31, 2024 and 2023. As of  December 31, 2024, unrecognized stock-based compensation expense related to RSUs is expected to be recognized over the next 2.3 years.

The following table presents restricted stock unit activity during the twelve months ended  December 31, 2024.

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	43,160	$18.89
Granted	138,668	18.37
Vested	(41,353)	19.05
Outstanding at end of period	140,475	18.33

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At December 31, 2024, the Company and the Bank were in compliance with the capital conservation buffer requirements. If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, we have elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes, at December 31, 2024 and December 31, 2023, we satisfied all capital adequacy requirements to which we were subject.

As of December 31, 2024 and 2023, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category).

To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The following table sets forth Bancorp’s consolidated and the Bank’s actual capital amounts and ratios and related regulatory requirements as of the dates indicated:

			Amount of Capital Required
					To Be Well Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2024:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$469,785	11.92%	$157,660	4.0%	$197,075	5.0%
Bank	549,889	13.96%	157,529	4.0%	196,912	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$455,084	17.94%	$114,133	4.5%	$164,859	6.5%
Bank	549,889	21.74%	113,843	4.5%	164,440	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$469,785	18.52%	$152,178	6.0%	$202,903	8.0%
Bank	549,889	21.74%	151,791	6.0%	202,388	8.0%
Total Risk-Based Capital Ratio
Consolidated	$621,225	24.49%	$202,903	8.0%	$253,629	10.0%
Bank	581,720	22.99%	202,388	8.0%	252,985	10.0%

(1) These ratios are exclusive of the 2.5% capital conservation buffer.

			Amount of Capital Required
					To Be Well Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2023:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$472,152	11.99%	$157,526	4.0%	$196,907	5.0%
Bank	535,952	13.62%	157,454	4.0%	196,818	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$457,214	19.07%	$107,886	4.5%	$155,836	6.5%
Bank	535,952	22.41%	107,598	4.5%	155,419	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$472,152	19.69%	$143,849	6.0%	$191,798	8.0%
Bank	535,952	22.41%	143,464	6.0%	191,285	8.0%
Total Risk-Based Capital Ratio
Consolidated	$621,423	25.92%	$191,798	8.0%	$239,748	10.0%
Bank	565,997	23.67%	191,285	8.0%	239,106	10.0%

(1) These ratios are exclusive of the 2.5% capital conservation buffer.

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

NOTE 18 - FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with accounting guidance, we group financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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

Other Real Estate Owned (“OREO”):

OREO is initially recorded at fair value less estimated selling costs at the date of transfer. This amount becomes the property's new basis. Fair values are generally based on third party appraisals of the property and discounted by management to reflect estimated selling costs (Level 3).

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value as of the dates indicated:

	Fair Value Measurements Using:
December 31, 2024	Level 1	Level 2	Level 3	Total
Assets measured at fair value:	(dollars in thousands)
On a recurring basis:
Securities available for sale
Government agency securities	$—	$21,042	$—	$21,042
SBA agency securities	—	26,764	—	26,764
Mortgage-backed securities	—	55,677	—	55,677
Collateralized mortgage obligations	—	197,132	—	197,132
Commercial paper	—	78,685	—	78,685
Corporate debt securities	—	31,815	—	31,815
Municipal securities	—	9,075	—	9,075
	$—	$420,190	$—	$420,190
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Construction and land development loans	$—	$—	$35,176	$35,176
Commercial real estate loans (1)	—	—	7,007	7,007
SBA loans	—	—	66	66
	$—	$—	$42,249	$42,249

(1)	Collateral includes CRE and a SFR.

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets measured at fair value:	(dollars in thousands)
On a recurring basis:
Securities available for sale
Government agency securities	$—	$8,161	$—	$8,161
SBA agency securities	—	13,217	—	13,217
Mortgage-backed securities	—	34,652	—	34,652
Collateralized mortgage obligations	—	149,626	—	149,626
Commercial paper	—	73,105	—	73,105
Corporate debt securities	—	30,691	—	30,691
Municipal securities	—	9,509	—	9,509
Interest Rate Lock Contracts	—	—	32	32
Forward Mortgage Loan Sale Contracts	—	—	14	14
	$—	$318,961	$46	$319,007
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Commercial real estate loans	$—	$—	$10,209	$10,209
SBA loans	—	—	1,148	1,148
	$—	$—	$11,357	$11,357

The individually evaluated loan balances shown in the table above as measured on a non-recurring basis represent those defaulted loans for which expected credit loss was recognized during the years ended December 31, 2024 and 2023. The credit loss includes any charge-offs and specific reserves recognized during each period.

During the year ended December 31, 2024, there were partial charge-offs of $1.6 million and specific reserves of $6.8 million for collateral-dependent individually evaluated loans with an aggregate fair value of $42.2 million as of December 31, 2024. The fair value is based on third party appraisals, including adjustments to comparable market data as summarized in the table below.

December 31, 2024	Fair Value	Valuation Techniques	Unobservable Input(s)	Range
	(dollars in thousands)
Collateral dependent loans:
Construction and land development loans	$35,176	Market approach	Adjustments (2)	(19%) to 5%
Commercial real estate loans (1)	7,007	Market approach	Adjustments (2)	(41%) to 4%
SBA loans	66	Market approach	Adjustments (2)	(4%) to 11%
Total	$42,249

(1)	Collateral includes CRE and a SFR.
(2)	Represents the minimum and maximum range of adjustments made by appraisers for differences in comparable sales.

During the year ended December 31, 2023, there were partial charge-offs of $521,000 on collateral-dependent individually evaluated loans with an aggregate fair value of $11.4 million as of December 31, 2023. The fair value is based on third party appraisals, including adjustments to comparable market data as summarized in the table below.

December 31, 2023	Fair Value	Valuation Techniques	Unobservable Input(s)	Range
	(dollars in thousands)
Collateral dependent loans:
Commercial real estate loans	$10,209	Market approach	Adjustments (1)	(36%) to 28%
SBA loans	1,148	Market approach	Adjustments (1)	26% to 33%
Total	$11,357

(1)	Represents the minimum and maximum range of adjustments made by appraisers for differences in comparable sales.

There was no OREO as of December 31, 2024 or  December 31, 2023. During 2024, we foreclosed on and sold three properties, and recognized a total gain on OREO of $1.0 million.

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

Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. Management uses its best judgment in estimating the fair value of our financial instruments; however, there are inherent limitations in any estimation technique.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Management maximizes the use of observable inputs and attempts to minimize the use of unobservable inputs when determining fair value measurements. Estimated fair values are disclosed for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering our entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

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

Loans Held for Sale -- Fair value is based on quotes or bids from third party investors, recent sale prices, or third party appraisals, a Level 2 measurement.

Loans -- For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for all other loans are estimated using DCF analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of loans as of December 31, 2024, and 2023 was measured using an exit price notion, a Level 3 measurement.

Individually evaluated loans -- Defaulted loans are reviewed individually for expected credit loss, if any, and are recorded at fair value on a non-recurring basis. These defaulted loans are excluded from the loan pools used within the collective evaluation of estimated credit losses. When a defaulted loan is collateral dependent, we measure expected credit loss based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is based on third party appraisals, adjusted for estimated selling costs; a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement.

Equity Securities -- The fair values of equity securities are measured based on unobservable inputs at the reporting date, a Level 3 measurement. Equity securities are comprised primarily of affordable housing investment funds, CRA investments, other bank stocks and investments in limited partnerships with less than 3% ownership.

Investment in FHLB Stock -- Investments in FHLB stock are recorded at cost and measured for impairment quarterly. Ownership of FHLB stock is restricted to member banks and does not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB stock is equal to the carrying amount and is categorized as a Level 2 measurement.

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

Deposits -- The fair values disclosed for demand deposits, including interest and noninterest demand accounts, savings, and certain types of money market accounts are, by definition based on carrying value. Fair value for fixed-rate certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits, a Level 2 measurement. Early withdrawal of fixed-rate certificates of deposit is not expected to be significant.

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

Accrued Interest Payable -- Accrued interest payable includes accrued interest on deposits (Level 2), accrued interest on FHLB advances (Level 3), accrued interest on long-term debt (Level 3), and accrued interest on subordinated debentures (Level 3).

Fair value is estimated in accordance with ASC Topic 825. Fair value estimates are made at specific points in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time our entire holdings of a particular financial instrument. Because no market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The fair value hierarchy level and estimated fair value of significant financial instruments at December 31, 2024 and 2023 are summarized as follows:

		December 31, 2024		December 31, 2023
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
Financial Assets:		(dollars in thousands)
Cash and due from banks	Level 1	$257,745	$257,745	$431,373	$431,373
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	420,190	420,190	318,961	318,961
Investment securities - HTM	Level 2	5,191	4,948	5,209	5,097
Loans held for sale	Level 2	11,250	11,250	1,911	1,845
Loans, net	Level 3	3,005,501	2,942,026	2,989,958	2,918,296
Equity securities (1)	Level 3	22,944	22,944	23,392	23,392
Investment in FHLB stock	Level 2	15,000	15,000	15,000	15,000
Servicing assets	Level 3	6,985	13,761	8,110	14,883
Accrued interest receivable (1)	Level 1/2/3	14,582	14,582	13,743	13,743

		Notional	Fair	Notional	Fair
Derivative assets:		Value	Value	Value	Value
Interest Rate Lock Contracts (1)	Level 3	$—	$—	$1,255	$32
Forward Mortgage Loan Sale Contracts (1)	Level 3	—	—	1,104	14

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,083,789	$3,078,409	$3,174,760	$3,181,495
FHLB advances	Level 3	200,000	198,783	150,000	144,891
Long-term debt	Level 3	119,529	109,463	119,147	83,864
Subordinated debentures	Level 3	15,156	14,975	14,938	14,566
Accrued interest payable	Level 2/3	7,950	7,950	11,671	11,671

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

NOTE 19 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute earnings per share (“EPS”):

	2024		2023		2022
	Income	Shares	Income	Shares	Income	Shares
	(dollars in thousands, except shares and per share data)
Net income as reported	$26,665		$42,465		$64,327
Less: Earnings allocated to participating securities	—		—		(34)
Shares outstanding		17,720,416		18,609,179		18,965,776
Impact of weighting shares		401,348		356,167		133,733
Used in basic EPS	26,665	18,121,764	42,465	18,965,346	64,293	19,099,509
Dilutive effect of outstanding
Stock options		20,883		15,322		211,477
Restricted Stock Unit		35,788		4,565		21,653
Performance Stock Unit		4,884		—		—
Used in dilutive EPS	$26,665	18,183,319	$42,465	18,985,233	$64,293	19,332,639

Basic earnings per common share	$1.47		$2.24		$3.37
Diluted earnings per common share	$1.47		$2.24		$3.33

Options to purchase 18,000, 332,500, and zero shares of common stock were excluded from the calculation of diluted earnings per share for December 31, 2024, 2023, and 2022, because their effect would have been anti-dilutive. There were zero, 6,012, and zero antidilutive unvested RSUs outstanding for December 31, 2024, 2023, and 2022.

NOTE 20 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606 for the periods indicated:

	For the Year Ended December 31,
	2024	2023	2022
Non-interest income, in scope	(dollars in thousands)
Fees and service charges on deposit accounts	$1,898	$2,014	$2,051
Other fees (1)	722	984	677
Other income (2)	2,217	2,158	2,094
Gain on sale of OREO and fixed assets	456	166	757
Total in-scope non-interest income	5,293	5,322	5,579
Non-interest income, not in scope (3)	10,042	9,696	5,673
Total non-interest income	$15,335	$15,018	$11,252

(1)	Other fees consist of wealth management fees, miscellaneous loan fees and postage/courier fees.
(2)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, and OREO income.
(3)

Primarily represents: Net loan servicing income, letter of credit commissions, import/export commissions, recoveries on purchased loans, BOLI income, gains (losses) on sales of loans, income from equity investments, gain on transfer to OREO, and CDFI Equitable Recovery Program and Bank Enterprise Award.

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

Wealth Management Fees

In our wealth management division, revenue is primarily generated from (1) securities brokerage accounts, (2) investment advisor accounts, (3) full service brokerage implementation fees, and (4) life insurance and annuity products. We employ financial consultants to provide investment planning services for customers including wealth management services, asset allocation strategies, portfolio analysis and monitoring, investment strategies, and risk management strategies. The commission fees we earn are variable and are generally received monthly. We recognize revenue for the services performed based on actual transaction details received from the broker dealer that we engage.

Gain (loss) on Sales of Other Real Estate Owned and Fixed Assets

We record a gain or loss from the sale of OREO and fixed assets, when control of the property or asset transfers to the buyer, which generally occurs at the time of an executed deed or sales agreement. When we finance the sale of OREO to a buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain or loss on the sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present.

NOTE 21 – SEGMENT INFORMATION

Our reportable segments are determined by the Chief Executive Officer and Chief Financial Officer, who are the designated chief operating decision makers ("CODM"), based upon information provided by our products and services offered, primarily banking operations. The segments are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are aggregated if operating performance, products/services, and customers are similar. The CODM will evaluate the financial performance of our business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing our segment and in the determination of allocating resources. The CODM uses consolidated net income, total assets, total loans, and total deposits to benchmark us against our competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credit losses and payroll provide the significant expenses in the banking operation. All operations are domestic.

Accounting policies for segments are the same as those described in Note 2 — Summary of Significant Accounting Policies. Segment performance is evaluated using consolidated net income, total assets, total loans, and total deposits. Information reported internally for performance assessment by the CODM follows:

	For the Year Ended December 31,
	2024	2023
Banking Segment	(dollars in thousands)
Interest and dividend income	$216,661	$221,148

Reconciliation of revenue
Other revenues	15,335	15,018
Total consolidated revenues	$231,996	$236,166

Less:
Interest expense	117,297	101,862
Segment net interest income and noninterest income	$114,699	$134,304
Less:
Provision for credit losses	9,857	3,362
Salaries and benefits expense	39,395	37,795
Other segment items (1)	29,768	32,901
Income tax expense	9,014	17,781
Consolidated net income	$26,665	$42,465

Total Assets	$3,992,477	$4,026,025
Total Loans	$3,064,480	$3,033,772
Total Deposits	$3,083,789	$3,174,760

(1)	Other segment items include expenses for occupancy and equipment, data processing, legal and professional, office, marketing and business promotion, insurance and regulatory assessments, core deposit premium amortization and other expenses.

NOTE 22 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

At December 31, 2024 and December 31, 2023, investments in qualified affordable housing projects totaled $10.1 million and $6.4 million. This balance is reflected in accrued interest and other assets on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $4.8 million at December 31, 2024 and $2.3 million at December 31, 2023. The Company expects to fulfill these commitments between 2025 and 2041.

During the years ended December 31, 2024, 2023 and 2022, we recognized tax credits from these investments totaling $1.2 million, $1.0 million and $991,000. We had no impairment losses during the years ended December 31, 2024, 2023 and 2022. The amortization of these investments was also included within income tax expense as an offset to such tax credits. During the years ended  December 31, 2024, 2023 and 2022, we recognized amortization expense of $1.3 million, $1.1 million, and $1.1 million.

NOTE 23 - PARENT ONLY CONDENSED FINANCIAL INFORMATION

The parent company only condensed balance sheet as of December 31, 2024 and 2023, and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2024, 2023 and 2022 are presented below:

Condensed Balance Sheets	As of December 31,
	2024	2023
ASSETS	(dollars in thousands)
Cash and cash equivalents	$32,101	$47,125
Investment in Bank	602,681	589,998
Investment in RAM	3,244	3,244
Other assets	6,096	6,333
Total assets	$644,122	$646,700

LIABILITIES AND SHAREHOLDERS' EQUITY
Long term debt	$119,529	$119,147
Subordinated debentures	15,156	14,938
Other liabilities	1,560	1,355
Total liabilities	136,245	135,440
Shareholders' equity:
Common stock	259,957	271,925
Additional paid-in capital	3,645	3,623
Retained earnings	264,460	255,152
Non-controlling interest	72	72
Accumulated other comprehensive loss	(20,257)	(19,512)
Total shareholders' equity	507,877	511,260
Total liabilities and shareholders' equity	$644,122	$646,700

Condensed Statements of Income

	For the Year Ended December 31,
	2024	2023	2022
	(dollars in thousands)
Dividend from subsidiaries	$20,000	$85,000	$—
Interest income/(reversal)	18	(41)	52
Interest expense	6,699	9,951	9,645
Noninterest expense	1,126	1,897	2,056
Income/(loss) before equity in undistributed income of subsidiaries	12,193	73,111	(11,649)
Undistributed income/(distributed income in excess of earnings) of:
Bank	12,075	(34,477)	72,340
RAM	—	195	57
Income before income taxes	24,268	38,829	60,748
Income tax benefit	2,397	3,636	3,579
Net income	26,665	42,465	64,327
Other comprehensive (loss)/income	(745)	2,153	(20,009)
Total comprehensive income	$25,920	$44,618	$44,318

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:	(dollars in thousands)
Net income	$26,665	$42,465	$64,327
Net amortization of other	600	780	796
Provision for deferred income taxes	(18)	(72)	(57)
Distributed income in excess of earnings/(undistributed income) of subsidiaries	(12,075)	34,282	(72,397)
Change in other assets and liabilities	570	113	216
Net cash provided by/(used in) operating activities	15,742	77,568	(7,115)
Cash flows from investment activities:
Purchase of other equity securities, net	(103)	(490)	(1,663)
Net cash used in investing activities	(103)	(490)	(1,663)
Cash flows from financing activities:
Redemptions of subordinated debentures	—	(55,000)	—
Dividends paid	(11,720)	(12,163)	(10,736)
Restricted stock units vesting	(108)	—	—
Common stock repurchased, net of repurchased costs	(20,676)	(6,803)	(19,822)
Stock options exercised	1,841	295	5,476
Net cash used in financing activities	(30,663)	(73,671)	(25,082)

(Decrease)/increase in cash and cash equivalents	(15,024)	3,407	(33,860)
Cash and cash equivalents beginning of year	47,125	43,718	77,578
Cash and cash equivalents end of year	$32,101	$47,125	$43,718

NOTE 24 – REPURCHASE OF COMMON STOCK

On February 29, 2024, the Board of Directors authorized a stock repurchase plan providing for the repurchase of up to 1,000,000 shares of our common stock through March 31, 2026, which was completed by December 31, 2024. We repurchased 1,036,750 shares of common stock for a total of $20.7 million at a weighted average share price of $19.77 during 2024.

On April 22, 2021, March 16, 2022 and June 14, 2022, the Board of Directors approved a stock repurchase program to buy back up to an aggregate of 500,000 shares of our common stock for each authorization date.

In 2023, we repurchased 396,374 shares of common stock for a total of $6.8 million at a weighted average share price of $17.02. In 2022, we repurchased 902,526 shares of common stock for a total of $19.8 million at a weighted average share price of $21.96.

NOTE 25 – SUBSEQUENT EVENTS

On January 16, 2025, the Company announced the Board of Directors had declared a common stock cash dividend of $0.16 per share, payable on February 12, 2025 to common shareholders of record as of  January 31, 2025.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as of that date to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms  and that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2024, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Crowe LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, a copy of which appears in Item 8.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during fiscal year of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR§ 229.408(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to our directors, executive officers and certain corporate governance practices is contained in our Proxy Statement for our 2025 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2024. Such information is incorporated herein by reference.

We maintain a Code of Ethics applicable to our board of directors, principal executive officer, principal financial officer and controller, as well as all of our other employees. Our Code of Ethics can be found on our internet website located at www.royalbusinessbankusa.com.

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

Securities Authorized for Issuance under Equity Compensation Plan Information

The following table provides information as of December 31, 2024, with respect to options outstanding and available under our Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	174,500	$18.29	1,004,658
Equity compensation plans not approved by security holders	—	—	—
Total	174,500	$18.29	1,004,658

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

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2024 and 2023.

Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022.

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

10.1

Employment Agreement dated April 12, 2017 between RBB Bancorp, Royal Business Bank and Mr. David R. Morris (incorporated herein by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (Registration No. 333-219018) filed on June 28, 2017)*

10.2	First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. David R. Morris (incorporated herein by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)*

10.3	Second Amendment of Employment Agreement, effective as of May 11, 2023, between RBB Bancorp, Royal Business Bank and David R. Morris (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 11, 2023)*

10.4	Third Amendment of Employment Agreement, effective as of March 25, 2024, between RBB Bancorp, Royal Business Bank and Mr. David R. Morris (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 29, 2024)*

10.5	Fourth Amendment of Employment Agreement, effective as of November 20, 2024 between RBB Bancorp, Royal Business Bank and Mr. David R. Morris (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 22, 2024)*

10.6

Employment Agreement, dated April 12, 2017 between RBB Bancorp, Royal Business Bank and Vincent (I-Ming) Liu (incorporated herein by reference to Exhibit 10.4 to our Form 10-K/A filed with the SEC on April 4, 2022)*

10.7	First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. I-Ming (Vincent) Liu (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)*

10.8	Second Amendment of Employment Agreement, effective as of March 25, 2024, between RBB Bancorp, Royal Business Bank and Mr. I-Ming (Vincent) Liu (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 29, 2024)*

10.9	Third Amendment of Employment Agreement, effective as of November 20, 2024, between RBB Bancorp, Royal Business Bank and Mr. I-Ming (Vincent) Liu (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on November 22, 2024)*

10.10

Employment Agreement, dated April 12, 2017 between RBB Bancorp, Royal Business Bank and Jeffrey Yeh (incorporated herein by reference to Exhibit 10.5 to our Form 10-K/A filed with the SEC on April 4, 2022)*

10.11	First Amendment of Employment Agreement dated October 22, 2021 between RBB Bancorp, Royal Business Bank and Mr. Jeffrey Yeh (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)*

10.12	Second Amendment of Employment Agreement, effective as of March 25, 2024, between RBB Bancorp, Royal Business Bank and Mr. Jeffrey Yeh (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 29, 2024)*

10.13	Third Amendment of Employment Agreement, effective as of November 20, 2024, between RBB Bancorp, Royal Business Bank and Mr. Jeffrey Yeh (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 22, 2024)*

10.14	Employment Agreement, effective as of March 22, 2023, between RBB Bancorp, Royal Business Bank and Gary Fan (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 11, 2023)*

10.15	First Amendment of Employment Agreement, effective as of March 25, 2024, between RBB Bancorp, Royal Business Bank and Mr. Gary Fan (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 29, 2024)*

10.16	Second Amendment of Employment Agreement, effective as of November 20, 2024, between RBB Bancorp, Royal Business Bank and Mr. Gary Fan (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on November 22, 2024)*

10.17	Employment Agreement, effective as of July 20, 2023, between RBB Bancorp, Royal Business Bank and Johnny Lee (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 24, 2023)*

10.18	First Amendment of Employment Agreement, effective as of November 20, 2024, between RBB Bancorp, Royal Business Bank and Mr. Johnny Lee (incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on November 22, 2024)*

10.19	Second Amendment of Employment Agreement, effective as of January 1, 2025, between RBB Bancorp, Royal Business Bank and Mr. Johnny Lee (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 19, 2024)*

10.20	Employment Agreement, effective as of December 7, 2023, between RBB Bancorp, Royal Business Bank and Ms. Lynn Hopkins (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 11, 2023)*

10.21	Employment Agreement, effective as of January 1, 2025, between RBB Bancorp, Royal Business Bank and Mr. Mina Rizkalla (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 19, 2024)*

10.22	RBB Bancorp 2017 Amended and Restated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on January 21, 2022)*

10.23

Form of Stock Option Award Terms under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (Registration No. 333-219018) filed on June 28, 2017)*

10.24

Form of Stock Appreciation Rights Award under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.8 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.25

Form of Deferred Stock Award Agreement under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.9 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.26

Form of Restricted Stock Award Agreement under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.10 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.27

Form of Performance Award Agreement under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.11 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.28

Form of Indemnification Agreements entered into with all of the directors and executive officers of RBB Bancorp (incorporated herein by reference to Exhibit 10.12 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.29

Form of Indemnification Agreement entered into with all of the former directors and executive officers of TFC Holding Company (incorporated herein by reference to Exhibit 10.13 to our Form S-1 Registration Statement (Registration No. 333-219018) filed on June 28, 2017)*

10.30	Form of Restricted Stock Unit Award Agreement for Employees under the RBB Bancorp 2017 Omnibus Stock Incentive Plan*

10.31	Form of Restricted Stock Unit Award Agreement for Directors under the RBB Bancorp 2017 Omnibus Stock Incentive Plan*

19.1	Insider Trading Policy

21.1	Subsidiaries of RBB Bancorp (Reference is made to “Item 1. Business” for the required information.)

23.1	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	RBB Bancorp Mandatory Recovery of Compensation Policy

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of RBB Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 17, 2025.

RBB BANCORP

By:	/s/ David R. Morris
Name:	David R. Morris
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. Morris	Director and Chief Executive Officer (principal executive officer)	March 17, 2025
David R. Morris

/s/ Lynn Hopkins	Executive Vice President; Chief Financial Officer (principal financial and accounting officer)	March 17, 2025
Lynn Hopkins

/s/ Christina Kao	Director, Chair	March 17, 2025
Christina Kao

/s/ James W. Kao	Director	March 17, 2025
James W. Kao

/s/ Johnny Lee	Director	March 17, 2025
Johnny Lee

/s/ Joyce Wong Lee	Director	March 17, 2025
Joyce Wong Lee

/s/ Christopher Lin	Director	March 17, 2025
Christopher Lin

/s/ Geraldine Pannu	Director	March 17, 2025
Geraldine Pannu

/s/ Scott Polakoff	Director	March 17, 2025
Scott Polakoff

/s/ Robert Franko	Director	March 17, 2025
Robert Franko

/s/ William A Bennett	Director	March 17, 2025
William A Bennett

/s/ Frank Wong	Director	March 17, 2025
Frank Wong