Form 10-Q
period 2025-03-31
RBB Bancorp
filed 2025-05-12
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025 or

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

Number of shares of common stock of the registrant:  17,739,859 outstanding as of May 8, 2025.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)
	March 31,	December 31,
	2025	2024
Assets
Cash and due from banks	$25,315	$27,747
Interest-earning deposits with financial institutions	213,508	229,998
Cash and cash equivalents	238,823	257,745
Interest-earning time deposits in other financial institutions	600	600
Securities:
Available for sale	378,188	420,190
Held to maturity (fair value of $4,920 and $4,948 at March 31, 2025 and December 31, 2024)	5,188	5,191
Mortgage loans held for sale	655	11,250
Loans held for investment	3,143,063	3,053,230
Allowance for loan losses	(51,932)	(47,729)
Loans held for investment, net of allowance for loan losses	3,091,131	3,005,501

Premises and equipment, net	24,308	24,601
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Net deferred tax assets	19,106	19,055
Cash surrender value of bank owned life insurance (BOLI)	60,699	60,296
Goodwill	71,498	71,498
Servicing assets	6,766	6,985
Core deposit intangibles	1,839	2,011
Right-of-use assets - operating leases	26,779	28,048
Accrued interest and other assets	68,820	64,506
Total assets	$4,009,400	$3,992,477
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$528,205	$563,012
Savings, NOW and money market accounts	721,216	663,034
Time deposits $250,000 and under	1,000,106	1,007,452
Time deposits over $250,000	893,101	850,291
Total deposits	3,142,628	3,083,789

FHLB advances	160,000	200,000
Long-term debt, net of issuance costs	119,624	119,529
Subordinated debentures, net	15,211	15,156
Lease liabilities - operating leases	28,483	29,705
Accrued interest and other liabilities	33,148	36,421
Total liabilities	3,499,094	3,484,600

Commitments and contingencies - Note 12

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 17,738,628 shares issued and outstanding at March 31, 2025 and 17,720,416 shares issued and outstanding at December 31, 2024	260,284	259,957
Additional paid-in capital	3,360	3,645
Retained earnings	263,885	264,460
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(17,295)	(20,257)
Total shareholders’ equity	510,306	507,877
Total liabilities and shareholders’ equity	$4,009,400	$3,992,477

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

(In thousands, except share amounts)

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Interest and dividend income:
Interest and fees on loans	$45,621	$46,374	$45,547
Interest on interest-earning deposits	2,014	3,641	5,040
Interest on investment securities	4,136	3,962	3,611
Dividend income on FHLB stock	330	330	331
Interest on federal funds sold and other	235	248	266
Total interest and dividend income	52,336	54,555	54,795
Interest expense:
Interest on savings deposits, NOW and money market accounts	4,468	4,671	4,478
Interest on time deposits	19,084	21,361	23,322
Interest on long-term debt and subordinated debentures	1,632	1,660	1,679
Interest on FHLB advances	989	886	439
Total interest expense	26,173	28,578	29,918
Net interest income before provision for credit losses	26,163	25,977	24,877
Provision for credit losses	6,746	6,000	—
Net interest income after provision for credit losses	19,417	19,977	24,877
Noninterest income:
Service charges and fees	1,017	988	992
Gain on sale of loans	81	376	312
Loan servicing income, net of amortization	588	492	589
Increase in cash surrender value of life insurance	403	407	382
Gain on other real estate owned	—	—	724
Other income	206	466	373
Total noninterest income	2,295	2,729	3,372
Noninterest expense:
Salaries and employee benefits	10,643	9,927	9,927
Occupancy and equipment expenses	2,407	2,403	2,443
Data processing	1,602	1,499	1,420
Legal and professional	1,515	1,355	880
Office expenses	408	399	356
Marketing and business promotion	197	251	172
Insurance and regulatory assessments	730	677	982
Core deposit intangible	172	182	201
Other expenses	848	956	588
Total noninterest expense	18,522	17,649	16,969
Net income before income taxes	3,190	5,057	11,280
Income tax expense	900	672	3,244
Net income	$2,290	$4,385	$8,036

Net income per share
Basic	$0.13	$0.25	$0.43
Diluted	$0.13	$0.25	$0.43

Weighted-average common shares outstanding
Basic	17,727,712	17,704,992	18,601,277
Diluted	17,770,588	17,796,840	18,666,683

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Net income	$2,290	$4,385	$8,036

Other comprehensive income/(loss):
Unrealized gain/(loss) on securities available for sale	4,272	(6,011)	(2,085)
Related income tax effect	(1,310)	1,845	615
Total other comprehensive income/(loss)	2,962	(4,166)	(1,470)

Total comprehensive income	$5,252	$219	$6,566

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Loss, net	Total
Balance at January 1, 2025	17,720,416	$259,957	$3,645	$264,460	$72	$(20,257)	$507,877
Net income	—	—	—	2,290	—	—	2,290
Stock-based compensation, net	—	—	255	—	—	—	255
Restricted stock units vested	18,212	327	(540)	—	—	—	(213)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,865)	—	—	(2,865)
Other comprehensive income, net of taxes	—	—	—	—	—	2,962	2,962
Balance at March 31, 2025	17,738,628	$260,284	$3,360	$263,885	$72	$(17,295)	$510,306

Balance at January 1, 2024	18,609,179	$271,925	$3,623	$255,152	$72	$(19,512)	$511,260
Net income	—	—	—	8,036	—	—	8,036
Stock-based compensation, net	—	—	140	—	—	—	140
Restricted stock units vested	8,238	145	(209)	—	—	—	(64)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,976)	—	—	(2,976)
Stock options exercised	41,000	747	(206)	—	—	—	541
Repurchase of common stock	(80,285)	(1,172)	—	(309)	—	—	(1,481)
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,470)	(1,470)
Balance at March 31, 2024	18,578,132	$271,645	$3,348	$259,903	$72	$(20,982)	$513,986

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net income	$2,290	$8,036
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of premises and equipment	477	479
Net accretion of securities, loans, deposits, and other	(857)	(1,430)
Amortization of investment in affordable housing tax credits	419	301
Amortization of intangible assets	458	597
Amortization of right-of-use asset	1,269	1,251
Change in operating lease liabilities	(1,222)	(1,180)
Provision for credit losses	6,746	—
Stock-based compensation	255	140
Deferred tax benefit	(1,362)	(174)
Gain on sale of loans	(81)	(312)
Gain on sale and transfer of OREO	—	(724)
Increase in cash surrender value of life insurance	(403)	(382)
Loans originated and purchased for sale, net	(997)	(7,252)
Proceeds from loans held for sale	4,405	9,077
Other items	(3,624)	(3,578)
Net cash provided by operating activities	7,773	4,849
Investing activities
Securities available for sale:
Purchases	(42,382)	(113,293)
Maturities, repayments and calls	89,259	96,082
Net increase in other equity securities	(60)	(71)
Net increase of investment in qualified affordable housing projects	(55)	—
Net increase in loans	(110,430)	(674)
Proceeds from sales of loans originally classified as HFI	13,890	—
Proceeds from sales of OREO	7,526	1,573
Purchases of premises and equipment	(180)	(149)
Net cash used in investing activities	(42,432)	(16,532)
Financing activities
Net increase in demand deposits and savings accounts	23,375	10,007
Net increase (decrease) in time deposits	35,440	(156,474)
Proceeds from FHLB advances	110,000	—
Repayments of FHLB Advances	(150,000)	—
Cash dividends paid	(2,865)	(2,976)
Restricted stock units vesting	(213)	(64)
Common stock repurchased, net of repurchase costs	—	(1,481)
Exercise of stock options	—	541
Net cash provided by (used in) financing activities	15,737	(150,447)
Net decrease in cash and cash equivalents	(18,922)	(162,130)
Cash and cash equivalents at beginning of period	257,745	431,373
Cash and cash equivalents at end of period	$238,823	$269,243
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$28,646	$35,300
Taxes paid	740	—
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	11,696	1,920
Loans transferred to held for sale, net	6,621	3,505
Additions to servicing assets	67	80
Recognition of operating lease right-of-use assets	—	(2,679)
Recognition of operating lease liabilities	—	2,679

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

At March 31, 2025, we had total assets of $4.0 billion, total loans of $3.1 billion, total deposits of $3.1 billion and total shareholders' equity of $510.3 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides business-banking products and services predominantly to Asian-centric communities through 24 full service branches located in Los Angeles County, Orange County and Ventura County in California, Las Vegas (Nevada), the New York City metropolitan areas, Chicago (Illinois), Edison (New Jersey) and Honolulu (Hawaii). The products and services include commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts, including specialized services such as remote deposit, E-banking, mobile banking and treasury management services.

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

In addition, we have been designated a Community Development Financial Institution (“CDFI”). CDFIs are certified by the CDFI Fund at the U.S. Department of the Treasury, which provide funds to CDFIs through a variety of programs. We have established a CDFI advisory board to assist the Bank in finding organizations to support low-to-moderate income individuals.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income or shareholders’ equity. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “2024 Annual Report”).

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” in our consolidated financial statements as of and for the year ended December 31, 2024, included in our 2024 Annual Report. The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASU” or “Update”) and Accounting Standards Codifications (“ASC”), which are the primary source of GAAP. We have not made any changes to our significant accounting policies from those disclosed in our 2024 Annual Report.

Recent Accounting Pronouncements

Recently adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disaggregated disclosure of income statement expenses within the footnotes to the financial statements for any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other types of depletion services. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The guidance should be applied prospectively with an option to apply it retrospectively for each period presented. We are currently evaluating the potential impact of the pending adoption of ASU 2024-03 on our consolidated financial statements.

NOTE 3 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of investment securities available for sale (“AFS”) and held to maturity (“HTM”) and the corresponding amounts of gross unrealized gains and losses as of the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2025	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$20,179	$20	$(231)	$19,968
SBA agency securities	25,644	141	(214)	25,571
Mortgage-backed securities: residential	65,348	178	(5,711)	59,815
Collateralized mortgage obligations: residential	114,505	410	(10,950)	103,965
Collateralized mortgage obligations: commercial	92,710	174	(2,489)	90,395
Commercial paper	37,446	—	(6)	37,440
Corporate debt securities	34,717	53	(2,674)	32,096
Municipal tax-exempt securities	12,593	—	(3,655)	8,938
Total available for sale	$403,142	$976	$(25,930)	$378,188

Held to maturity
Municipal taxable securities	$500	$1	$—	$501
Municipal tax-exempt securities	4,688	—	(269)	4,419
Total held to maturity	$5,188	$1	$(269)	$4,920

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$21,592	$—	$(550)	$21,042
SBA agency securities	27,231	—	(467)	26,764
Mortgage-backed securities: residential	62,351	—	(6,674)	55,677
Collateralized mortgage obligations: residential	117,936	178	(12,638)	105,476
Collateralized mortgage obligations: commercial	94,284	175	(2,803)	91,656
Commercial paper	78,687	1	(3)	78,685
Corporate debt securities	34,733	43	(2,961)	31,815
Municipal tax-exempt securities	12,602	—	(3,527)	9,075
Total available for sale	$449,416	$397	$(29,623)	$420,190

Held to maturity
Municipal taxable securities	$500	$1	$—	$501
Municipal tax-exempt securities	4,691	—	(244)	4,447
Total held to maturity	$5,191	$1	$(244)	$4,948

We pledged investment securities with a fair value of $28.8 million and $23.4 million for certificates of deposit from the State of California at March 31, 2025 and December 31, 2024. One security with a fair value of $46,000 and $48,000 was pledged to secure a local agency deposit at March 31, 2025 and December 31, 2024.

There were no sales of investment securities during the three months ended March 31, 2025, December 31, 2024, and March 31, 2024.

Accrued interest receivable for investment securities at March 31, 2025 and December 31, 2024 totaled $1.5 million and $1.6 million.

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

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2025	(dollars in thousands)
Government agency securities	$154	$152	$10,147	$9,919	$9,878	$9,897	$—	$—	$20,179	$19,968
SBA agency securities	—	—	7,190	7,139	18,454	18,432	—	—	25,644	25,571
Mortgage-backed securities: residential	—	—	16,941	16,384	48,407	43,431	—	—	65,348	59,815
Collateralized mortgage obligations: residential	4,390	4,482	56,195	54,816	53,920	44,667	—	—	114,505	103,965
Collateralized mortgage obligations: commercial	5,088	5,039	33,829	33,690	53,793	51,666	—	—	92,710	90,395
Commercial paper	37,446	37,440	—	—	—	—	—	—	37,446	37,440
Corporate debt securities	4,024	3,991	11,934	11,566	16,150	14,672	2,609	1,867	34,717	32,096
Municipal tax-exempt securities	—	—	—	—	572	455	12,021	8,483	12,593	8,938
Total available for sale	$51,102	$51,104	$136,236	$133,514	$201,174	$183,220	$14,630	$10,350	$403,142	$378,188

Municipal taxable securities	$500	$501	$—	$—	$—	$—	$—	$—	$500	$501
Municipal tax-exempt securities	—	—	860	828	2,985	2,787	843	804	4,688	4,419
Total held to maturity	$500	$501	$860	$828	$2,985	$2,787	$843	$804	$5,188	$4,920

December 31, 2024
Government agency securities	$90	$88	$11,644	$11,304	$9,858	$9,650	$—	$—	$21,592	$21,042
SBA agency securities	—	—	5,934	5,721	21,297	21,043	—	—	27,231	26,764
Mortgage-backed securities: residential	—	—	8,892	8,099	53,459	47,578	—	—	62,351	55,677
Collateralized mortgage obligations: residential	5,126	5,235	55,015	52,867	57,795	47,374	—	—	117,936	105,476
Collateralized mortgage obligations: commercial	705	704	38,811	38,527	54,768	52,425	—	—	94,284	91,656
Commercial paper	78,687	78,685	—	—	—	—	—	—	78,687	78,685
Corporate debt securities	2,000	1,989	11,886	11,706	18,233	16,250	2,614	1,870	34,733	31,815
Municipal tax-exempt securities	—	—	—	—	—	—	12,602	9,075	12,602	9,075
Total available for sale	$86,608	$86,701	$132,182	$128,224	$215,410	$194,320	$15,216	$10,945	$449,416	$420,190

Municipal taxable securities	$500	$501	$—	$—	$—	$—	$—	$—	$500	$501
Municipal tax-exempt securities	—	—	360	347	2,985	2,795	1,346	1,305	4,691	4,447
Total held to maturity	$500	$501	$360	$347	$2,985	$2,795	$1,346	$1,305	$5,191	$4,948

The following tables show the fair value and gross unrealized losses of our investment securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	Less than Twelve Months			Twelve Months or More			Total
	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances
March 31, 2025	(dollars in thousands)
Government agency securities	$4,813	$(10)	1	$5,258	$(221)	4	$10,071	$(231)	5
SBA agency securities	9,726	(67)	3	1,785	(147)	4	11,511	(214)	7
Mortgage-backed securities: residential	12,806	(314)	2	29,696	(5,397)	15	42,502	(5,711)	17
Collateralized mortgage obligations: residential	19,834	(216)	4	54,817	(10,734)	24	74,651	(10,950)	28
Collateralized mortgage obligations: commercial	22,466	(165)	3	38,608	(2,324)	21	61,074	(2,489)	24
Commercial paper	19,809	(6)	1	—	—	—	19,809	(6)	1
Corporate debt securities	—	—	—	26,295	(2,674)	30	26,295	(2,674)	30
Municipal tax-exempt securities	—	—	—	8,938	(3,655)	11	8,938	(3,655)	11
Total available for sale	$89,454	$(778)	14	$165,397	$(25,152)	109	$254,851	$(25,930)	123

Municipal tax-exempt securities	$—	$—	—	$4,419	$(269)	10	$4,419	$(269)	10
Total held to maturity	$—	$—	—	$4,419	$(269)	10	$4,419	$(269)	10

	Less than Twelve Months			Twelve Months or More			Total
	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances
December 31, 2024	(dollars in thousands)
Government agency securities	$14,620	$(219)	3	$6,422	$(331)	4	$21,042	$(550)	7
SBA agency securities	24,971	(273)	7	1,793	(194)	4	26,764	(467)	11
Mortgage-backed securities: residential	25,479	(578)	5	30,198	(6,096)	15	55,677	(6,674)	20
Collateralized mortgage obligations: residential	36,166	(649)	8	55,255	(11,989)	24	91,421	(12,638)	32
Collateralized mortgage obligations: commercial	35,753	(367)	7	30,114	(2,436)	18	65,867	(2,803)	25
Commercial paper	48,874	(3)	3	—	—	—	48,874	(3)	3
Corporate debt securities	—	—	—	26,035	(2,961)	30	26,035	(2,961)	30
Municipal tax-exempt securities	—	—	—	9,075	(3,527)	11	9,075	(3,527)	11
Total available for sale	$185,863	$(2,089)	33	$158,892	$(27,534)	106	$344,755	$(29,623)	139

Municipal tax-exempt securities	$—	$—	—	$4,447	$(244)	10	$4,447	$(244)	10
Total held to maturity	$—	$—	—	$4,447	$(244)	10	$4,447	$(244)	10

The securities that were in an unrealized loss position at March 31, 2025 and December 31, 2024, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors.

We concluded that the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. All SBA agency securities, mortgage-backed securities, and collateralized mortgage obligations are issued by government or government sponsored entities and have the support of the U.S. federal government. The issuers have not, to our knowledge, established any cause for default on these securities. We expect to recover the amortized cost basis of our securities and have no present intent to sell and do not expect to be required to sell securities that have declined below their cost before their anticipated recovery. As of March 31, 2025, all of our HTM securities were rated “AA-” or above. Accordingly, no ACL was recorded as of March 31, 2025 and December 31, 2024, against HTM or AFS securities, and there was no provision for credit losses recognized for the three months ended March 31, 2025 and 2024.

Equity Securities - We have several Community Reinvestment Act (“CRA”) equity investments, other bank stocks, and other equity investments. We recorded no gain or loss for any of the periods presented. Other equity securities (included in “Accrued interest and other assets” in the consolidated balance sheets) were $23.0 million and $22.9 million as of March 31, 2025 and December 31, 2024, respectively.

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

The following table presents the balances in our loan held for investment ("HFI") portfolio as of the dates indicated:

	March 31, 2025	December 31, 2024
Loans HFI: (1)	(dollars in thousands)
Real Estate:
Construction and land development	$158,883	$173,290
Commercial real estate (2)	1,245,402	1,201,420
Single-family residential mortgages	1,545,822	1,494,022
Commercial:
Commercial and industrial	135,538	129,585
SBA	50,651	47,263
Other	6,767	7,650
Total loans HFI	$3,143,063	$3,053,230
Allowance for loan losses	(51,932)	(47,729)
Total loans HFI, net	$3,091,131	$3,005,501
(1)	Net of premiums (discounts) on acquired loans and net deferred (fees) and costs on originated loans.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential and single-family residential loans for a business purpose.

The following table presents a summary of the changes in the ACL for the periods indicated:

	For the Three Months Ended
	March 31, 2025			December 31, 2024			March 31, 2024
	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses
	(dollars in thousands)
Beginning balance	$47,729	$729	$48,458	$43,685	$779	$44,464	$41,903	$640	$42,543
Provision for/(reversal of) credit losses	6,846	(100)	6,746	6,050	(50)	6,000	(31)	31	—
Charge-offs	(2,727)	—	(2,727)	(2,092)	—	(2,092)	(214)	—	(214)
Recoveries	84	—	84	86	—	86	30	—	30
Ending balance	$51,932	$629	$52,561	$47,729	$729	$48,458	$41,688	$671	$42,359
(1)	Included in “Accrued interest and other liabilities”

The following tables present the balance and activity related to the ALL for loans HFI by loan portfolio segment for the periods presented.

	For the Three Months Ended March 31, 2025
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$6,053	$21,879	$17,518	$1,339	$654	$286	$47,729
Provision for/(reversal of) credit losses	2,193	2,321	2,243	63	47	(21)	6,846
Charge-offs	(1,246)	—	(1,388)	(80)	—	(13)	(2,727)
Recoveries	—	—	—	78	—	6	84
Ending allowance balance	$7,000	$24,200	$18,373	$1,400	$701	$258	$51,932

	For the Three Months Ended December 31, 2024
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$1,819	$22,651	$16,942	$1,311	$666	$296	$43,685
Provision for/(reversal of) credit losses	4,408	981	576	30	66	(11)	6,050
Charge-offs	(174)	(1,814)	—	(2)	(78)	(24)	(2,092)
Recoveries	—	61	—	—	—	25	86
Ending allowance balance	$6,053	$21,879	$17,518	$1,339	$654	$286	$47,729

	For the Three Months Ended March 31, 2024
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$1,219	$17,826	$20,117	$1,348	$1,196	$197	$41,903
Provision for/(reversal of) credit losses	92	597	(239)	(52)	(461)	32	(31)
Charge-offs	—	(116)	—	(3)	—	(95)	(214)
Recoveries	—	—	—	1	—	29	30
Ending allowance balance	$1,311	$18,307	$19,878	$1,294	$735	$163	$41,688

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

	Term Loan by Vintage
March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Construction and land development
Pass	$453	$19,179	$8,951	$40,219	$4,049	$6,171	$—	$—	$79,022
Special mention	—	—	—	—	—	44,248	—	—	44,248
Substandard	—	—	—	—	26,395	9,218	—	—	35,613
Doubtful	—	—	—	—	—	—	—	—	—
Total	$453	$19,179	$8,951	$40,219	$30,444	$59,637	$—	$—	$158,883
YTD gross charge-offs	$—	$—	$—	$1,246	$—	$—	$—	$—	$1,246
Commercial real estate
Pass	$54,625	$181,269	$57,212	$405,328	$165,246	$332,046	$—	$—	$1,195,726
Special mention	—	—	—	932	8,476	10,044	—	—	19,452
Substandard (1)	5,780	—	—	—	10,200	14,244	—	—	30,224
Doubtful	—	—	—	—	—	—	—	—	—
Total	$60,405	$181,269	$57,212	$406,260	$183,922	$356,334	$—	$—	$1,245,402
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Single-family residential mortgages
Pass	$99,567	$155,715	$133,133	$540,912	$222,726	$392,518	$1,206	$—	$1,545,777
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	45	—	—	45
Doubtful	—	—	—	—	—	—	—	—	—
Total	$99,567	$155,715	$133,133	$540,912	$222,726	$392,563	$1,206	$—	$1,545,822
YTD gross charge-offs	$—	$—	$—	$537	$170	$681	$—	$—	$1,388
Commercial:
Commercial and industrial
Pass	$2,323	$6,523	$1,098	$2,407	$3,815	$7,379	$105,177	$—	$128,722
Special mention	—	—	—	—	—	—	579	—	579
Substandard	—	—	9	69	—	6,118	41	—	6,237
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,323	$6,523	$1,107	$2,476	$3,815	$13,497	$105,797	$—	$135,538
YTD gross charge-offs	$—	$3	$—	$—	$—	$77	$—	$—	$80
SBA
Pass	$3,917	$6,933	$1,767	$10,810	$9,659	$13,350	$—	$—	$46,436
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	66	—	—	335	3,814	—	—	4,215
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,917	$6,999	$1,767	$10,810	$9,994	$17,164	$—	$—	$50,651
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other:
Pass	$—	$—	$120	$1,336	$5,097	$176	$—	$—	$6,729
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	38	—	—	—	38
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$120	$1,336	$5,135	$176	$—	$—	$6,767
YTD gross charge-offs	$—	$—	$—	$—	$13	$—	$—	$—	$13
Total by risk rating:
Pass	$160,885	$369,619	$202,281	$1,001,012	$410,592	$751,640	$106,383	$—	$3,002,412
Special mention	—	—	—	932	8,476	54,292	579	—	64,279
Substandard	5,780	66	9	69	36,968	33,439	41	—	76,372
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$166,665	$369,685	$202,290	$1,002,013	$456,036	$839,371	$107,003	$—	$3,143,063
Total YTD gross charge-offs	$—	$3	$—	$1,783	$183	$758	$—	$—	$2,727

(1) The $5.8 million substandard CRE loan with a 2025 vintage represents a loan originated in 2020, that migrated to nonaccrual in 2023, with a collateral short sale in the first quarter of 2025 to a new borrower which included an $816,000 reduction in the loan balance.

	Term Loan by Vintage
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Construction and land development
Pass	$62,541	$8,945	$—	$—	$1,370	$65	$—	$—	$72,921
Special mention	—	—	—	—	44,042	—	—	—	44,042
Substandard	—	8,782	—	38,101	9,444	—	—	—	56,327
Doubtful	—	—	—	—	—	—	—	—	—
Total	$62,541	$17,727	$—	$38,101	$54,856	$65	$—	$—	$173,290
YTD gross charge-offs	$—	$—	$1,148	$—	$—	$—	$—	$—	$1,148
Commercial real estate
Pass	$220,623	$58,597	$389,578	$158,188	$157,480	$186,619	$—	$—	$1,171,085
Special mention	—	—	936	10,251	3,040	7,060	—	—	21,287
Substandard	—	—	—	—	1,188	7,860	—	—	9,048
Doubtful	—	—	—	—	—	—	—	—	—
Total	$220,623	$58,597	$390,514	$168,439	$161,708	$201,539	$—	$—	$1,201,420
YTD gross charge-offs	$—	$164	$—	$—	$2,064	$417	$—	$—	$2,645
Single-family residential mortgages
Pass	$159,940	$137,264	$549,525	$225,877	$108,541	$299,553	$1,126	$—	$1,481,826
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,178	1,401	1,858	6,759	—	—	12,196
Doubtful	—	—	—	—	—	—	—	—	—
Total	$159,940	$137,264	$551,703	$227,278	$110,399	$306,312	$1,126	$—	$1,494,022
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial:
Commercial and industrial									—
Pass	$7,304	$1,126	$2,593	$3,991	$2,270	$5,242	$98,878	$—	$121,404
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	70	—	1,317	4,820	1,974	—	8,181
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,304	$1,126	$2,663	$3,991	$3,587	$10,062	$100,852	$—	$129,585
YTD gross charge-offs	$8	$—	$3	$—	$—	$—	$—	$—	$11
SBA
Pass	$6,889	$1,813	$10,855	$9,731	$400	$14,209	$—	$—	$43,897
Special mention	—	—	—	—	—	—	—	—	—
Substandard	65	—	—	334	—	2,967	—	—	3,366
Doubtful	—	—	—	—	—	—	—	—	—
Total	$6,954	$1,813	$10,855	$10,065	$400	$17,176	$—	$—	$47,263
YTD gross charge-offs	$78	$—	$—	$—	$—	$—	$—	$—	$78
Other:
Pass	$—	$130	$1,517	$5,718	$246	$—	$16	$—	$7,627
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	23	—	—	—	—	23
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$130	$1,517	$5,741	$246	$—	$16	$—	$7,650
YTD gross charge-offs	$—	$—	$4	$191	$6	$—	$—	$—	$201
Total by risk rating:
Pass	$457,297	$207,875	$954,068	$403,505	$270,307	$505,688	$100,020	$—	$2,898,760
Special mention	—	—	936	10,251	47,082	7,060	—	—	65,329
Substandard	65	8,782	2,248	39,859	13,807	22,406	1,974	—	89,141
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$457,362	$216,657	$957,252	$453,615	$331,196	$535,154	$101,994	$—	$3,053,230
Total YTD gross charge-offs	$86	$164	$1,155	$191	$2,070	$417	$—	$—	$4,083

The following tables present the aging of the recorded investment in past due loans HFI, by loan segment and class, as of the dates indicated.

	Accruing Loans
March 31, 2025	30-59 Days	60-89 Days	90 Days Or More	Total Past Due (1)	Nonaccrual Loans	Current	Total Loans HFI
Real estate:	(dollars in thousands)
Construction and land development	$—	$—	$—	$—	$35,613	$123,270	$158,883
Commercial real estate	1,387	—	—	1,387	18,451	1,225,564	1,245,402
Single-family residential mortgages	4,272	—	—	4,272	—	1,541,550	1,545,822
Commercial:
Commercial and industrial	57	1	—	58	4,819	130,661	135,538
SBA	177	—	—	177	1,478	48,996	50,651
Other	28	5	—	33	19	6,715	6,767
Total	$5,921	$6	$—	$5,927	$60,380	$3,076,756	$3,143,063
(1)	Past due loans exclude nonaccrual loans.

	Accruing Loans
December 31, 2024	30-59 Days	60-89 Days	90 Days Or More	Total Past Due (1)	Nonaccrual Loans	Current	Total Loans HFI
Real estate:	(dollars in thousands)
Construction and land development	$—	$11,706	$—	$11,706	$44,621	$116,963	$173,290
Commercial real estate	505	218	—	723	7,353	1,193,344	1,201,420
Single-family residential mortgages (2)	7,173	1,013	—	8,186	11,524	1,474,312	1,494,022
Commercial:
Commercial and industrial	51	64	—	115	4,819	124,651	129,585
SBA	315	1,041	—	1,356	1,514	44,393	47,263
Other	—	—	—	—	12	7,638	7,650
Total	$8,044	$14,042	$—	$22,086	$69,843	$2,961,301	$3,053,230
(1)	Past due loans exclude nonaccrual loans.
(2)	Nonaccrual SFR mortgage loans include $4.4 million of loans in the process of foreclosure.

The following table presents the loans HFI on nonaccrual status and the balance of such loans with no ALL, by loan segment and class, as of the dates indicated:

	March 31, 2025		December 31, 2024
	Nonaccrual Loans		Nonaccrual Loans
	with no		with no
	Allowance		Allowance
	for Loan Loss	Nonaccrual Loans	for Loan Loss	Nonaccrual Loans
Real estate:	(dollars in thousands)
Construction and land development	$9,219	$35,613	$18,226	$44,621
Commercial real estate	11,443	18,451	346	7,353
Single-family residential mortgages	—	—	11,524	11,524
Commercial:
Commercial and industrial	4,708	4,819	4,708	4,819
SBA	1,478	1,478	1,514	1,514
Other:	—	19	—	12
Total	$26,848	$60,380	$36,318	$69,843

The following tables present the amortized cost basis of individually evaluated collateral-dependent loans, by loan segment and class, and type of collateral which secures such loans as of the dates indicated:

	March 31, 2025
	Commercial Real Estate	Residential Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Construction and land development	$9,218	$26,395	$—	$35,613
Commercial real estate	12,449	222	—	12,671
Commercial:
Commercial and industrial	—	4,708	111	4,819
SBA	1,323	4	151	1,478
Total loans	$22,990	$31,329	$262	$54,581

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Construction and land development	$18,226	$26,395	$—	$44,621
Commercial real estate	7,131	222	—	7,353
Single-family residential mortgages	—	11,524	—	11,524
Commercial:
Commercial and industrial	—	4,708	111	4,819
SBA	1,323	40	151	1,514
Total loans	$26,680	$42,889	$262	$69,831

No interest income was recognized on a cash basis during the three months ended March 31, 2025, December 31, 2024 and March 31, 2024. We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2025 and 2024, while the loans were in nonaccrual status.

Loan Modifications to Borrowers Experiencing Financial Difficulty - On January 1, 2023, we adopted ASU 2022-02, "Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures." Under this guidance, in cases where a borrower is experiencing financial difficulties, we may make certain concessionary modifications to the contractual terms. These concessions may include term extension, payment delay, principal forgiveness, an interest rate reduction, or other actions intended to minimize potential losses. We may provide multiple types of concessions on one loan. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for loan losses. Loans modified to borrower’s experiencing financial difficulty are individually evaluated for purposes of the allowance for loan losses.

There were zero, $26.6 million, and zero loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2025, December 31, 2024, and  March 31, 2024. For the three months ended March 31, 2025 and 2024, we had zero commitments to lend to borrowers experiencing financial difficulty whose loans were modified during the period.

We closely monitor the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table provides the aging information as of March 31, 2025 for loans that were modified over the last 12 months.

	Current (1)	30-89 Days Past Due	90 Days Or More Past Due (2)	Total
	(dollars in thousands)
Construction and land development	$—	$—	$35,613	$35,613
Commercial real estate	10,422	—	—	10,422
Total	$10,422	$—	$35,613	$46,035
(1)	Included in current loans are CRE loans totaling $222,000 which remain on nonaccrual at March 31, 2025. None of these loans have defaulted on their modified terms in the last 12 months.
(2)	Included in loans past due 90 days or more are C&D loans totaling $35.6 million which remain on nonaccrual and have defaulted on their modified terms in the last 12 months.

During the three months ended March 31, 2024, there were no defaults of loans that had been modified within the last 12 months.

NOTE 5 - LOAN SERVICING

The loans being serviced for others are not reported as assets in our consolidated balance sheets. The table below presents the underlying principal balances of the loans serviced for others, by loan portfolio segment, as of the dates indicated:

	March 31,	December 31,
	2025	2024
Loans serviced for others:	(dollars in thousands)
Mortgage loans	$894,310	$922,183
SBA loans	94,725	92,678
Commercial real estate loans	3,746	3,761
Construction loans	7,881	7,315

Servicing income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is net against loan servicing income. Loan servicing income, net of amortization, totaled $588,000, $492,000, and $589,000 for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024.

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

The table below presents the activity in the servicing assets for the periods indicated:

	Three Months Ended
	March 31, 2025		December 31, 2024		March 31, 2024
	Mortgage	SBA	Mortgage	SBA	Mortgage	SBA
	Loans	Loans	Loans	Loans	Loans	Loans
Servicing assets:	(dollars in thousands)
Beginning of period	$5,656	$1,329	$5,835	$1,421	$6,509	$1,601
Additions	5	62	102	51	43	37
Payoffs	(81)	(3)	(103)	(93)	(113)	(42)
Amortization	(156)	(46)	(178)	(50)	(178)	(63)
End of period	$5,424	$1,342	$5,656	$1,329	$6,261	$1,533

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

The fair value of servicing assets for mortgage loans was $10.7 million and $11.4 million as of March 31, 2025 and  December 31, 2024. Fair value at March 31, 2025 was determined using a discount rate of 11.15%, average prepayment speed of 7.77%, depending on the stratification of the specific right, and a weighted-average default rate of 0.10%. Fair value at December 31, 2024 was determined using a discount rate of 11.16%, average prepayment speed of 7.52%, depending on the stratification of the specific right, and a weighted-average default rate of 0.10%

The fair value of servicing assets for SBA loans was $2.3 million and $2.3 million as of March 31, 2025 and  December 31, 2024. Fair value at March 31, 2025 was determined using a discount rate of 8.5%, average prepayment speed of 20.20%, depending on the stratification of the specific right, and a weighted-average default rate of 1.72%. Fair value at December 31, 2024 was determined using a discount rate of 8.5%, average prepayment speed of 19.46%, depending on the stratification of the specific right, and a weighted-average default rate of 1.04%.

NOTE 6 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions is tested for impairment at least annually during the fourth quarter of each year, and more frequently, if events or circumstances indicate the value of goodwill may be impaired. We completed our most recent evaluation of goodwill as of October 1, 2024 and determined that no goodwill impairment existed. Goodwill amounted to $71.5 million at both March 31, 2025 and  December 31, 2024 and is the only intangible asset with an indefinite life on our consolidated balance sheets. There were no triggering events during the three months ended March 31, 2025 that caused management to evaluate goodwill for a quantitative impairment analysis as of March 31, 2025.

Other intangible assets consist of core deposit intangible (“CDI”) assets arising from whole bank and branch acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. The unamortized balance at March 31, 2025 and December 31, 2024 was $1.8 million and $2.0 million. CDI amortization expense was $172,000, $182,000, and $201,000 for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024.

Estimated CDI amortization expense for future years is as follows:

As of March 31, 2025:	CDI Amortization Expense
(dollars in thousands)
Remainder of 2025	$500
2026	501
2027	417
2028	297
2029	64
Thereafter	60
Total	$1,839

NOTE 7 - DEPOSITS

At March 31, 2025, the scheduled maturities of time deposits are as follows:

	$250,000 and under	Greater than $250,000	Total
Time Deposits Maturities Periods:	(dollars in thousands)
One year or less	$978,000	$891,537	$1,869,537
One year to three years	21,609	1,264	22,873
Over three years	497	300	797
Total	$1,000,106	$893,101	$1,893,207

Time deposits include deposits acquired through both retail and wholesale channels. Wholesale channels include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services. Wholesale time deposits totaled $158.5 million at March 31, 2025 and $147.5 million at December 31, 2024. Brokered time deposits were $109.5 million at March 31, 2025 and $93.2 million at December 31, 2024. Collateralized deposits from the State of California totaled $20.0 million at March 31, 2025 and $20.0 million at December 31, 2024. Time deposits acquired through internet listing services totaled $29.0 million at March 31, 2025 and $34.2 million at December 31, 2024.

In addition, we offer retail deposit products where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs. Time deposits held through the CDARS program were $125.9 million at March 31, 2025 and $130.6 million at December 31, 2024. ICS deposits totaled $150.9 million at March 31, 2025 and $146.1 million at December 31, 2024.

NOTE 8 - LONG-TERM DEBT

In March 2021, we issued $120.0 million of 4.00% fixed-to-floating rate subordinated notes, with an  April 1, 2031 maturity date (the "2031 Subordinated Notes"). The interest rate is fixed through April 1, 2026 and is scheduled to float at three-month SOFR plus 329 basis points thereafter. We can redeem the 2031 Subordinated Notes beginning April 1, 2026. The 2031 Subordinated Notes are considered Tier 2 capital at the Company.

          We were in compliance with all covenants under the long-term debt as of March  31, 2025. We recognized interest expense of $1.2 million, $1.2 million, and $1.2 million for the three months ended March  31, 2025, December  31, 2024, and March  31, 2024 on the subordinated notes.

   The table below presents the long-term debt and unamortized debt issuance costs as of the dates indicated:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Principal	$120,000	$120,000
Unamortized debt issuance costs	(376)	(471)
Long-term debt, net of issuance costs	$119,624	$119,529

NOTE 9 - SUBORDINATED DEBENTURES

Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.2 million and $15.2 million as of March 31, 2025 and December 31, 2024. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. We  may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System at 100% of the principal amount, plus accrued and unpaid interest. These subordinated debentures consist of the following at March 31, 2025 and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	March 31, 2025 Effective Stated Rate	Stated Maturity
Subordinated debentures:	(dollars in thousands)
TFC Trust	December 22, 2006	$5,155	$1,075	$4,080	Three-month CME Term SOFR plus 0.26% (a) plus 1.65%	6.21%	March 15, 2037
FAIC Trust	December 15, 2004	7,217	746	6,471	Three-month CME Term SOFR plus 0.26% (a) plus 2.25%	6.81%	December 15, 2034
PGBH Trust	December 15, 2004	5,155	495	4,660	Three-month CME Term SOFR plus 0.26% (a) plus 2.10%	6.66%	December 15, 2034
Total		$17,527	$2,316	$15,211

(a) Represents applicable tenor spread adjustment when the original LIBOR index was discontinued on September 30, 2023.

In 2016, we acquired TFC Statutory Trust (the “TFC Trust”) through the acquisition of Tomato Bank and its holding company, TFC Holding Company. At the close of this acquisition, a $1.9 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $1.1 million at March 31, 2025 and $1.1 million at December 31, 2024. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 6.21% as of March 31, 2025 and 6.27% at December 31, 2024.

In October 2018, we acquired First American International Statutory Trust I (“FAIC Trust”) through the acquisition of First American International Corp. (“FAIC”). At the close of this acquisition, a $1.2 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $746,000 at March 31, 2025 and $765,000 at December 31, 2024. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 6.81% as of March 31, 2025 and 6.87% at December 31, 2024.

In January 2020, we acquired Pacific Global Bank Trust I (“PGBH Trust”) through the acquisition of PGB Holdings, Inc. At the close of this acquisition, a $763,000 valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $495,000 at March 31, 2025 and $507,000 at December 31, 2024. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 6.66% as of March 31, 2025 and 6.72% at December 31, 2024.

We recorded interest expense of $282,000, $310,000, and $329,000 for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024 on the subordinated debentures. The aggregate amount of amortization expense was $55,000 for each of the three months ended March 31, 2025, December 31, 2024, and March 31, 2024.

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

FHLB Secured Line of Credit and Advances. At March 31, 2025, we had a secured borrowing capacity with the FHLB of $1.1 billion collateralized by pledged residential and commercial loans with a carrying value of $1.5 billion. At March 31, 2025, we had $30.0 million of overnight advances at a rate of 4.65% and $130.0 million of putable term advances with various call dates at the option of the FHLB. The weighted average rate of the term advances was 3.52% as of March 31, 2025.

The details of the FHLB term advances outstanding at March 31, 2025 are shown in the table below:

Advance Date	Amount	Rate	Structure	Next Call Date	Final Stated Maturity Date
	(dollars in thousands)
3/12/2025	$20,000	3.34%	Quarterly call, 3 month initial lock out	6/12/2025	3/12/2029
3/14/2025	$20,000	3.81%	1 time call, 3 month initial lock out	6/17/2025	3/17/2031
3/12/2025	$20,000	3.72%	1 time call, 6 month initial lock out	9/12/2025	3/12/2031
3/14/2025	$20,000	3.49%	Quarterly call, 6 month initial lock out	9/15/2025	3/15/2029
9/30/2024	$50,000	3.42%	1 time call, 1 year initial lock out	9/29/2025	9/29/2028
Total	$130,000	3.52%

FRB Secured Line of Credit. At March 31, 2025, we had secured borrowing capacity with the FRB of $59.7 million collateralized by pledged loans with a carrying value of $79.7 million.

Federal Funds Arrangements with Commercial Banks. At March 31, 2025, we may borrow on an unsecured basis, up to $97.0 million from other financial institutions.

There were no amounts outstanding under any of the other borrowing arrangements above as of March 31, 2025, except the FHLB overnight advances of $30.0 million and term advances of $130.0 million.

NOTE 11 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

We recorded an income tax provision of $900,000, $672,000, and $3.2 million, reflecting an effective tax rate of 28.2%, 13.3%, and 28.8% for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024. The increase in the effective tax rate for the first quarter of 2025 from the fourth quarter of 2024 was due in part to lower tax credits combined with higher estimated pre-tax net income for the full year of 2025 as compared to the prior quarter.

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

At March 31, 2025 and December 31, 2024, we had the following financial commitments whose contractual amount represents credit risk:

	March 31,	December 31,
	2025	2024
	(dollars in thousands)
Commitments to make loans	$55,578	$84,241
Unused lines of credit	90,016	85,580
Commercial and similar letters of credit	1,518	2,393
Standby letters of credit	5,187	3,293
Total	$152,299	$175,507

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each client's creditworthiness on a case-by-case basis.

We record a liability for lifetime expected losses on off-balance-sheet credit exposure that does not fit the definition of unconditionally cancelable in accordance with ASC 326. We use the loss rate and exposure at default framework to estimate a reserve for unfunded commitments. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default. The reserve for off-balance sheet commitments was $629,000 and $729,000 as of March 31, 2025 and December 31, 2024. We recorded a reversal of the provision for unfunded loan commitments of $100,000 for the three months ended March 31, 2025, a reversal of the provision for unfunded loan commitments of $50,000 for the three months ended December 31, 2024, and a provision for unfunded loan commitments of $31,000 for the three months ended March 31, 2024.

In addition, we invest in various affordable housing partnerships and Small Business Investment Company funds. Pursuant to these investments, we commit to an investment amount to be fulfilled in future periods. Such unfunded commitments totaled $5.7 million as of March 31, 2025 and $5.7 million as of December 31, 2024.

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

Future minimum rent payments on our leases were as follows as of the date indicated:

As of March 31, 2025
(dollars in thousands)
Remainder of 2025	$3,916
2026	5,843
2027	5,747
2028	4,830
2029	2,663
Thereafter	8,282
Total future minimum lease payments	$31,281
Less amount of payment representing interest	(2,798)
Total present value of lease payments	$28,483

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.5 million, $1.5 million, and $1.4 million for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024. The Company received rental income of $158,000, $158,000, and $146,000 for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024.

The following table presents the right-of-use (“ROU”) assets and lease liabilities recorded on our consolidated balance sheet, the weighted-average remaining lease terms and discount rates, as of the dates indicated:

	March 31,	December 31,
	2025	2024
Operating Leases	(dollars in thousands)
ROU assets	$26,779	$28,048
Lease liabilities	28,483	29,705

Weighted-average remaining lease term (in years)	6.46	6.65
Weighted-average discount rate	2.86%	2.83%

NOTE 14 - RELATED PARTY TRANSACTIONS

There were no loans or outstanding loan commitments to any principal officers or directors, or any of their affiliates at March 31, 2025 and December 31, 2024.

Deposits from principal officers, directors, and their affiliates at March 31, 2025 and December 31, 2024 were $19.1 million and $32.5 million.

Certain directors and their affiliates own $6.0 million of RBB's subordinated debentures as of March 31, 2025 and December 31, 2024.

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

Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan

The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the "Amended OSIP") was approved by our board of directors in January 2019 and approved by our shareholders in May 2022. The Amended OSIP was designed to ensure continued availability of equity awards that will assist us in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the Amended OSIP, our board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. We reserved up to 30% of issued and outstanding shares of common stock as of the date we adopted the Amended OSIP, or 3,848,341 shares. As of March 31, 2025, there were 1,000,392 shares of common stock available for issuance under the Amended OSIP. This represents 5.6% of the issued and outstanding shares of our common stock as of March 31, 2025. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The Amended OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The Amended OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

Stock Options

Compensation expense for stock options was $14,000, $14,000, and $21,000 for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024. Unrecognized stock-based compensation expense related to options was $104,000 and $117,000 as of March 31, 2025 and December 31, 2024. Unrecognized compensation expense related to stock options, as of March 31 2025, is expected to be recognized over the next 2.1 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The table below summarizes the assumptions and grant date fair value for stock options granted in March 2023. No stock options have been granted after March 31, 2023.

At March 2023
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

The table below presents a summary of our stock options awards and activity as of and for the three months ended March 31, 2025.

	Outstanding Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(dollars in thousands, except for per share data)
Outstanding at beginning of year	174,500	$18.29
Outstanding at end of period	174,500	$18.29	4.79	$29

Options exercisable	153,167	$17.88	4.39	$29

The total fair value of the shares vested was none and $630,000 during the three months ended March 31, 2025, and 2024. Unvested stock options totaled 21,333, 21,333, and 30,666 with a weighted average grant date fair value of $6.02, $6.02, and $5.97, respectively, as of March 31, 2025, December 31, 2024, and March 31, 2024. No stock options vested and none were exercised during the three months ended March 31, 2025.

Cash received from the exercise of 41,000 stock options was $541,000 for the three months ended March 31, 2024. The intrinsic value of options exercised was $179,000 for the three months ended March 31, 2024.

Restricted Stock Units

We award time-based restricted stock units (“TRSUs”) and performance-based restricted stock units (“PRSUs”), which we also refer to collectively as restricted stock units (“RSUs”). The PRSUs are subject to pre-established performance metrics with market conditions that will be measured in the future and subject to oversight and approval by the Board of Director’s Compensation Committee. The TRSUs have original lives ranging from 1 to 4 years and PRSUs have an original life of 3 years. As of March 31, 2025, there were 114,762 unvested RSUs outstanding. We granted 4,266 TRSUs during the three months ended March 31, 2025, with a weighted average price of $17.58.

The recorded compensation expense for RSUs was $242,000, $254,000, and $118,000 for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024. Unrecognized stock-based compensation expense related to RSUs was $1.6 million and $2.1 million as of March 31, 2025 and 2024. As of March 31, 2025, unrecognized stock-based compensation expense related to RSUs is expected to be recognized over the next 2.2 years.

The following table presents RSUs activity during the three months ended March 31, 2025.

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per Share
Outstanding at beginning of year	140,475	$18.33
Granted	4,266	17.58
Vested	(29,979)	19.17
Outstanding at end of period	114,762	$18.08

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At March 31, 2025, the Company and the Bank were in compliance with the capital conservation buffer requirements. If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, we have elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes, at March 31, 2025 and December 31, 2024, we satisfied all capital adequacy requirements to which we were subject.

The following tables set forth RBB’s consolidated and the Bank’s capital amounts and ratios and related regulatory requirements as of the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of March 31, 2025:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$469,431	12.07%	$155,548	4.0%	$194,435	5.0%
Bank	553,969	14.27%	155,271	4.0%	194,088	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$454,676	17.87%	$114,470	4.5%	$165,346	6.5%
Bank	553,969	21.84%	114,161	4.5%	164,899	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$469,431	18.45%	$152,627	6.0%	$203,503	8.0%
Bank	553,969	21.84%	152,214	6.0%	202,953	8.0%
Total Risk-Based Capital Ratio
Consolidated	$621,109	24.42%	$203,503	8.0%	$254,378	10.0%
Bank	585,938	23.10%	202,953	8.0%	253,691	10.0%

(1) These ratios are exclusive of the 2.5% capital conservation buffer.

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2024:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$469,785	11.92%	$157,660	4.0%	$197,075	5.0%
Bank	549,889	13.96%	157,529	4.0%	196,912	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$455,084	17.94%	$114,133	4.5%	$164,859	6.5%
Bank	549,889	21.74%	113,843	4.5%	164,440	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$469,785	18.52%	$152,178	6.0%	$202,903	8.0%
Bank	549,889	21.74%	151,791	6.0%	202,388	8.0%
Total Risk-Based Capital Ratio
Consolidated	$621,225	24.49%	$202,903	8.0%	$253,629	10.0%
Bank	581,720	22.99%	202,388	8.0%	252,985	10.0%

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

Appraisals for OREO and collateral-dependent loans are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by us. We review the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide statistics for residential appraisals. We also consider the actual selling price of collateral that has been sold in recent periods to determine what additional adjustments, if any, should be made to the appraisal values to arrive at fair value. In determining the net realizable value of the underlying collateral for individually evaluated loans and OREO, we discount the valuation to cover both market price fluctuations and selling costs, typically ranging from 6% to 10% of the collateral value, that may be incurred in the event of foreclosure. Generally, if the existing appraisal is older than twelve months for OREO or collateral-dependent loans, a new appraisal report is ordered.

The following table presents our financial assets and liabilities measured at fair value on a recurring basis or on a non-recurring basis as of the dates indicated:

	Fair Value Measurements Using:
March 31, 2025	Level 1	Level 2	Level 3	Total
Assets measured at fair value:	(dollars in thousands)
On a recurring basis:
Securities available for sale
Government agency securities	$—	$19,968	$—	$19,968
SBA agency securities	—	25,571	—	25,571
Mortgage-backed securities	—	59,815	—	59,815
Collateralized mortgage obligations	—	194,360	—	194,360
Commercial paper	—	37,440	—	37,440
Corporate debt securities	—	32,096	—	32,096
Municipal securities	—	8,938	—	8,938
Interest rate lock contracts (1)	—	—	10	10
	$—	$378,188	$10	$378,198
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Construction and land development loans	$—	$—	$20,750	$20,750
Commercial real estate loans	—	—	3,070	3,070
Other real estate owned (1)	—	—	4,954	4,954
	$—	$—	$28,774	$28,774

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$21,042	$—	$21,042
SBA agency securities	—	26,764	—	26,764
Mortgage-backed securities	—	55,677	—	55,677
Collateralized mortgage obligations	—	197,132	—	197,132
Commercial paper	—	78,685	—	78,685
Corporate debt securities	—	31,815	—	31,815
Municipal securities	—	9,075	—	9,075
	$—	$420,190	$—	$420,190
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Construction and land development loans	$—	$—	$30,676	$30,676
Commercial real estate loans	—	—	4,751	4,751
SBA loans	—	—	66	66
	$—	$—	$35,493	$35,493

The fair value of assets evaluated on a non-recurring basis is based on third party appraisals, including adjustments to comparable market data as summarized in the table below.

March 31, 2025	Fair Value	Valuation Techniques	Unobservable Input(s)	Range
Collateral dependent loans:	(dollars in thousands)
Construction and land development loans	$20,750	Market approach	Adjustments (1)	9% to 23%
Commercial real estate loans	3,070	Market approach	Adjustments (1)	(41%) to 4%
Other Real Estate Owned (2)	4,954	Market approach	Adjustments (1)	(10%) to 21%
Total	$28,774

(1) Represents the minimum and maximum range of adjustments made by appraisers for differences in comparable sales.

(2) Included in “Accrued interest and other assets” on the consolidated balance sheets.

December 31, 2024	Fair Value	Valuation Techniques	Unobservable Input(s)	Range
Collateral dependent loans:	(dollars in thousands)
Construction and land development loans	$ 30,676	Market approach	Adjustments (2)	(19%) to 5%
Commercial real estate loans (1)	4,751	Market approach	Adjustments (2)	(41%) to 4%
SBA loans	66	Market approach	Adjustments (2)	(4%) to 11%
Total	$ 35,493

(1) Collateral includes CRE and a SFR.

(2) Represents the minimum and maximum range of adjustments made by appraisers for differences in comparable sales.

The fair value measurement of Interest Rate Lock Contracts (IRLCs) and Forward Mortgage Loan Sale Contracts (FMLSCs) were primarily based on the buy price from borrowers at 100, the sale price to Fannie Mae at 103, and the significant unobservable inputs using a margin cost rate of 1.13%.

The fair value hierarchy level and estimated fair value of significant financial instruments as of the dates indicated are summarized as follows:

		March 31, 2025		December 31, 2024
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
Financial Assets:	(dollars in thousands)
Cash and due from banks	Level 1	$238,823	$238,823	$257,745	$257,745
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	378,188	378,188	420,190	420,190
Investment securities - HTM	Level 2	5,188	4,920	5,191	4,948
Loans held for sale	Level 2	655	655	11,250	11,250
Loans, net	Level 3	3,091,131	3,025,900	3,005,501	2,942,026
Equity securities (1)	Level 3	22,969	22,969	22,944	22,944
Investment in FHLB stock	Level 2	15,000	15,000	15,000	15,000
Servicing assets	Level 3	6,766	12,946	6,985	13,761
Accrued interest receivable (1)	Level 1/2/3	15,273	15,273	14,582	14,582

		Notional	Fair	Notional	Fair
Derivative assets:		Value	Value	Value	Value
Interest rate lock contracts (1)	Level 3	$600	$10	$—	$—

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,142,628	$3,124,199	$3,083,789	$3,078,409
FHLB advances	Level 3	160,000	145,594	200,000	198,783
Long-term debt	Level 3	119,624	110,752	119,529	109,463
Subordinated debentures	Level 3	15,211	15,053	15,156	14,975
Accrued interest payable	Level 2/3	5,453	5,453	7,950	7,950

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

NOTE 18 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute earnings per share (“EPS”) for the periods indicated:

	For the Three Months Ended
	March 31, 2025		December 31, 2024		March 31, 2024
	Income	Shares	Income	Shares	Income	Shares
	(dollars in thousands except per share data)
Net income	$2,290		$4,385		$8,036
Shares outstanding		17,738,628		17,720,416		18,578,132
Impact of weighting shares		(10,916)		(15,424)		23,145
Used in basic EPS	2,290	17,727,712	4,385	17,704,992	8,036	18,601,277
Dilutive effect of outstanding
Stock options		5,220		35,596		11,153
Restricted stock units		29,586		45,494		38,660
Performance stock units		8,070		10,758		15,593
Used in dilutive EPS	$2,290	17,770,588	$4,385	17,796,840	$8,036	18,666,683

Basic earnings per common share	$0.13		$0.25		$0.43
Diluted earnings per common share	$0.13		$0.25		$0.43

Options to purchase 57,500, 18,500, and 222,500 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively, because their effect would have been anti-dilutive. There were 3,067, zero, and 3,005 anti-dilutive unvested RSUs outstanding for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024.

NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC Topic 606 for the periods indicated:

	For the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Noninterest income, in scope	(dollars in thousands)
Fees and service charges on deposit accounts	$474	$477	$457
Other fees (1)	96	115	187
Other income (2)	543	511	535
Gain on sale of OREO	—	—	164
Total in-scope noninterest income	1,113	1,103	1,343
Noninterest income, not in scope (3)	1,182	1,626	2,029
Total noninterest income	$2,295	$2,729	$3,372

(1)	Other fees consist of wealth management fees, miscellaneous loan fees and postage/courier fees.
(2)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, and OREO income.
(3)

Primarily represents: Net loan servicing income, letter of credit commissions, import/export commissions, recoveries on purchased loans, BOLI income, gains (losses) on sales of loans, income from equity investments, gain on transfer to OREO, and Bank Enterprise Award.

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

Wealth Management Fees

In our wealth management division, revenue is primarily generated from (1) securities brokerage accounts, (2) investment advisor accounts, (3) full service brokerage implementation fees, and (4) life insurance and annuity products. We employ financial consultants to provide investment planning services for customers including wealth management services, asset allocation strategies, portfolio analysis and monitoring, investment strategies, and risk management strategies. The commission fees we earn are variable and are generally received monthly. We recognize revenue for the services performed based on actual transaction details received from the broker dealer we engage.

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

NOTE 20 - SEGMENT INFORMATION

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

Segment performance is evaluated using consolidated net income, total assets, total loans, and total deposits. Information reported internally for performance assessment by the CODM follows:

	For the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Banking Segment	(dollars in thousands)
Interest and dividend income	$52,336	$54,555	$54,795

Reconciliation of revenue
Other revenues	2,295	2,729	3,372
Total consolidated revenues	$54,631	$57,284	$58,167

Less:
Interest expense	26,173	28,578	29,918
Segment net interest income and noninterest income	$28,458	$28,706	$28,249
Less:
Provision for credit losses	6,746	6,000	—
Salaries and benefits expense	10,643	9,927	9,927
Other segment items (1)	7,879	7,722	7,042
Income tax expense	900	672	3,244
Consolidated net income	$2,290	$4,385	$8,036

Total Assets	$4,009,400	$3,992,477	$3,878,006
Total Loans	$3,143,718	$3,064,480	$3,031,264
Total Deposits	$3,142,628	$3,083,789	$3,028,329

(1) Other segment items include expenses for occupancy and equipment, data processing, legal and professional, office, marketing and business promotion, insurance and regulatory assessments, core deposit premium amortization and other expenses.

NOTE 21 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

 At March 31, 2025 and December 31, 2024, investments in qualified affordable housing projects totaled $9.7 million and $10.1 million. These balances are reflected in accrued interest and other assets on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $4.7 million at March 31, 2025 and $4.8 million at December 31, 2024. We expect to fulfill these commitments between 2025 and 2041.

During the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, we recognized tax credits from these investments totaling $90,000, $285,000, and $285,000. We had no impairment losses during each of the three months ended March 31, 2025, December 31, 2024, and March 31, 2024. The amortization of these investments was also included within income tax expense as an offset to such tax credits. During the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, we recognized amortization expense of $419,000, $367,000, and $301,000.

NOTE 22 - SUBSEQUENT EVENTS

On April 17, 2025, we announced the Board of Directors had declared a common stock cash dividend of $0.16 per share, payable on May 12, 2025 to common shareholders of record as of April 30, 2025.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q (this “Report” or “Form 10-Q”), the terms “Bancorp” and “RBB” refer to RBB Bancorp and the term “Bank” refers to Royal Business Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and its consolidated subsidiaries, including the Bank collectively. When we refer to the “parent company,” “Bancorp,” or the “holding company,” we are referring to RBB Bancorp, the parent company, on a stand-alone basis. This Report contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our results of operations, financial condition and financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	the effectiveness of the Company's internal control over financial reporting and disclosure controls and procedures;
●	the potential for material weaknesses in the Company's internal controls over financial reporting or other potential control deficiencies of which the Company is not currently aware or which have not been detected;
●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the United States (“U.S.”) federal budget or debt or turbulence or uncertainly in domestic or foreign financial markets;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments;
●	possible additional provisions for credit losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	failure to comply with debt covenants;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	the effects of having concentrations in our loan portfolio, including commercial real estate and the risks of geographic and industry concentrations;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	severe weather, natural disasters, earthquakes, fires, including direct and indirect costs and impacts on clients, the Company and its employees from the January 2025 Los Angeles county wildfires;

●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, conflict in the Middle East, and increasing tensions between China and Taiwan, which could impact business and economic conditions in the U.S. and abroad;
●	tariffs, trade policies, and related tensions, which could impact our clients, specific industry sectors, and/or broader economic conditions and financial market;
●	public health crises and pandemics, and their effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;
●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
●	cybersecurity threats and the cost of defending against them;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in tax laws and regulations;
●	the impact of governmental efforts to restructure the U.S. financial regulatory system and increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act;
●	the impact of changes in the Federal Deposit Insurance Corporation (“FDIC”) insurance assessment rate and the rules and regulations related to the calculation of the FDIC insurance assessments;
●	the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters;
●	fluctuations in our stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	our ability to raise additional capital, if needed, and the potential resulting dilution of interests of holders of our common stock;
●	the soundness of other financial institutions and our ongoing relations with our various federal and state regulators, including the SEC, FDIC, FRB, California Department of Financial Protection and Innovation (“DFPI”) and Consumer Financial Protection Bureau; and
●	our success at managing the risks involved in the foregoing items.

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

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of generally accepted accounting principles in the U.S. (“GAAP”) in the preparation of our financial statements. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting policies consist of the allowance for credit losses on loans held for investment, investment securities, goodwill and income taxes. Please see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 (our "2024 Annual Report") for additional discussion concerning these critical accounting policies. Also, our significant accounting policies are described in greater detail in Note 2  – Basis of Presentation and Summary of Significant Accounting Policies to the audited consolidated financial statements included in our 2024 Annual Report, and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Allowance for Credit Losses (ACL)

A sensitivity analysis of our ACL was performed as of March 31, 2025. Based on this sensitivity analysis, a positive 25% change in prepayment speed would result in a $1.4 million, or 2.62%, decrease to the ACL. A negative 25% change in prepayment speed would result in a $1.6 million, or 3.09%, increase to the ACL. Additionally, a one percentage point increase in the unemployment rate would result in a $1.0 million, or 1.92%, increase to the ACL and a one percentage point decrease in the unemployment rate would result in a $1.1 million, or 2.02%, decrease to the ACL. Management reviews the results using the comparison scenario for sensitivity analysis and considers the results when evaluating the qualitative factor adjustments.

On a quarterly basis, we stress test the qualitative factors, which are lending policy, procedures and strategies, economic conditions, changes in nature and volume of the portfolio, credit and lending staff, problem loan trends, loan review results, collateral value, concentrations and regulatory and business environment by creating two scenarios, moderate risk and major risk. In the Moderate Stress scenario, the status of all nine risk factors across all pooled loan types were set at “High-Moderate Risk” while in the Major Stress scenario, the status of all nine risk factors across all pooled loan types were set at “Major Risk.” Under the Moderate Stress scenario, the ACL would increase by $8.8 million, or 16.8%, as of March 31, 2025. Under the Major Stress scenario, the ACL would increase by $24.5 million, or 46.7%, as of March 31, 2025. Management compares the stress test results to our internal forecasts for earnings and capital and has concluded that the Company would remain well capitalized under these stressed scenarios.

For additional information on the policies, methodologies and judgments used to determine the ACL, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our 2024 Annual Report and Note 4 — Loans and Allowance for Credit Losses to the Notes to the consolidated financial statements in this Form 10-Q.

GENERAL

RBB Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned subsidiaries, the Bank and RBB Asset Management Company (“RAM”). RAM was formed to hold and manage problem assets acquired in business combinations. At March 31, 2025, we had total assets of $4.0 billion, gross loans held for investment ("HFI") of $3.1 billion, total deposits of $3.1 billion and total shareholders' equity of $510.3 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB.”

The Bank provides business-banking products and services predominantly to Asian-centric communities through 24 full service branches located in Los Angeles County, Orange County and Ventura County in California, in the Las Vegas (Nevada), the New York City metropolitan areas, Chicago (Illinois), Edison (New Jersey) and Honolulu (Hawaii). The products and services include commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts, including specialized services such as remote deposit, E-banking, mobile banking and treasury management services.

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

OVERVIEW

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of RBB and its wholly owned subsidiaries. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations. This discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our 2024 Annual Report, and the unaudited consolidated financial statements and accompanying notes presented elsewhere in this Report. The financial results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025.

We reported net income of $2.3 million, or $0.13 diluted earnings per share, for the quarter ended March 31, 2025, compared to net income of $4.3 million, or $0.25 diluted earnings per share, for the quarter ended December 31, 2024 and $8.0 million, or $0.43 diluted earnings per share for the quarter ended March 31, 2024. The provision for credit losses totaled $6.7 million, $6.0 million and zero for the quarters ended March 31, 2025, December 31, 2024 and March 31, 2024.

At March 31, 2025, total assets were $4.0 billion, an increase of $16.9 million from December 31, 2024, as total deposits increased $58.8 million to $3.1 billion while Federal Home Loan Bank ("FHLB") advances decreased $40.0 million to $160.0 million. For the first quarter of 2025 gross loans HFI increased $89.8 million, or 12% annualized, to $3.1 billion, while investment securities decreased $42.0 million, and cash and cash equivalents decreased $18.9 million. At March 31, 2025, available for sale ("AFS") investment securities totaled $378.2 million, inclusive of a pre-tax net unrealized loss of $25.0 million, compared to $420.2 million, inclusive of a pre-tax unrealized loss of $29.2 million at December 31, 2024. The decrease was due primarily to the net decrease in short-term commercial paper of $41.4 million, offset by lower unrealized losses. The loan to deposit ratio was 98.4% at March 31, 2025, compared to 97.5% at December 31, 2024 and 98.6% at March 31, 2024.

During the first quarter of 2025, $150.0 million in FHLB advances with an average cost of 1.18% matured and were largely replaced with $110.0 million in FHLB advances with various terms at an average rate of 3.88%. The overall funding mix for the first quarter of 2025 remained relatively unchanged from the fourth quarter of 2024 with total deposits representing 90% of the funding mix and average noninterest-bearing deposits representing 17% of average total deposits. The all-in average spot rate for total deposits was 3.06% at March 31, 2025.

The first quarter of 2025 provision for credit losses was due to an increase in specific reserves of $2.8 million, net charge-offs of $2.6 million and an increase in general reserves of $1.3 million due mainly to net loan growth. The first quarter increase in specific reserves related mostly to two lending relationships. Net charge-offs included $1.4 million related to a bulk sale of $10.8 million in underperforming single-family residential ("SFR") mortgage loans, of which $6.5 million were on nonaccrual at December 31, 2024, and $1.2 million related to an $8.8 million loan transferred to other real estate owned ("OREO") and subsequently sold in the first quarter of 2025. Net charge-offs on an annualized basis represented 0.35% of average loans for the first quarter of 2025 compared to 0.26% for the fourth quarter of 2024.

Nonperforming assets decreased $16.5 million to $64.6 million, or 1.61% of total assets, at March 31, 2025, from $81.0 million, or 2.03% of total assets, at December 31, 2024. The decrease in nonperforming assets was due to sales totaling $20.0 million and payoffs or paydowns of $1.8 million, partially offset by the addition of one $5.3 million commercial real estate ("CRE") loan placed on nonaccrual status in the first quarter of 2025. Loans classified as special mention, substandard and delinquent 30–89 days were reduced during the first quarter of 2025 based on the actions taken by management to resolve or reduce the exposure to such loans.

As of March 31, 2025, the allowance for credit losses totaled $52.6 million, up from $48.5 million at December 31, 2024. The $4.1 million increase in the allowance for credit losses for the first quarter of 2025 was due to a $6.7 million provision for credit losses offset by net charge-offs of $2.6 million. The allowance for loan losses ("ALL") as a percentage of loans HFI increased to 1.65% at March 31, 2025, compared to 1.56% at December 31, 2024, mostly due to an increase in specific reserves. The ALL as a percentage of nonperforming loans HFI was 86% at March 31, 2025, an increase from 68% at December 31, 2024.

Total shareholders' equity was $510.3 million, or $28.77 book value per share at March 31, 2025, compared to $507.9 million, or $28.66 book value per share at December 31, 2024, and $514.0 million, or $27.67 book value per share at March 31, 2024. The $2.4 million increase in shareholders' equity for the first quarter of 2025 was due to lower net unrealized losses on AFS securities of $3.0 million and net income of $2.3 million, offset by common stock cash dividends paid of $2.9 million. Tangible book value per share increased to $24.63 at March 31, 2025, up from $24.51 at December 31, 2024 and $23.68 at March 31, 2024. We repurchased 956,465 shares after the first quarter of 2024 at an average price of $19.85. For additional information on tangible book value per share, see “Non-GAAP Financial Measures.”

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
	(dollars in thousands, except per share data)
Interest income	$52,336	$54,555	$54,795
Interest expense	26,173	28,578	29,918
Net interest income	26,163	25,977	24,877
Provision for credit losses	6,746	6,000	—
Net interest income after provision for credit losses	19,417	19,977	24,877
Noninterest income	2,295	2,729	3,372
Noninterest expense	18,522	17,649	16,969
Income before income taxes	3,190	5,057	11,280
Income tax expense	900	672	3,244
Net income	$2,290	$4,385	$8,036

Share Data
Earnings per common share (1):
Basic	$0.13	$0.25	$0.43
Diluted	0.13	0.25	0.43
Performance Ratios
Return on average assets, annualized	0.24%	0.44%	0.81%
Return on average shareholders’ equity, annualized	1.81%	3.41%	6.30%
Return on average tangible common equity, annualized (2)	2.12%	3.98%	7.37%
Efficiency ratio (3)	65.09%	61.48%	60.07%
Tangible common equity to tangible assets (2)	11.10%	11.08%	11.56%
Tangible book value per share (2)	$24.63	$24.51	$23.68

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

Average Balance Sheet, Interest and Yield/Rate Analysis

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans, cash and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2025 and 2024. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. For additional information see “Capital Resources and Liquidity Management” and Part I, Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Report.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the periods presented. The average balances are daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended
	March 31, 2025			December 31, 2024			March 31, 2024
	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents (1)	$194,236	$2,249	4.70%	$308,455	$3,890	5.02%	$364,979	5,306	5.85%
FHLB Stock	15,000	330	8.92%	15,000	330	8.75%	15,000	331	8.88%
Securities (2)
Available for sale	390,178	4,113	4.28%	361,253	3,939	4.34%	320,015	3,589	4.51%
Held to maturity	5,189	49	3.83%	5,194	48	3.68%	5,207	46	3.55%
Total loans (3)	3,079,224	45,621	6.01%	3,059,786	46,374	6.03%	3,018,423	45,547	6.07%
Total interest-earning assets	3,683,827	$52,362	5.76%	3,749,688	$54,581	5.79%	3,723,624	$54,819	5.92%
Noninterest-earning assets	260,508			244,609			246,341
Total assets	$3,944,335			$3,994,297			$3,969,965

Interest-bearing liabilities:
NOW	$61,222	$321	2.13%	$53,879	$254	1.88%	$58,946	$298	2.03%
Money market	463,443	3,625	3.17%	463,850	3,735	3.20%	411,751	3,526	3.44%
Saving deposits	155,116	522	1.36%	162,351	682	1.67%	157,227	654	1.67%
Time deposits, less than $250,000	989,622	10,046	4.12%	1,034,946	11,583	4.45%	1,175,804	13,805	4.72%
Time deposits, $250,000 and over	864,804	9,038	4.24%	835,583	9,778	4.66%	785,172	9,517	4.88%
Total interest-bearing deposits	2,534,207	23,552	3.77%	2,550,609	26,032	4.06%	2,588,900	27,800	4.32%
FHLB advances	176,833	989	2.27%	200,000	886	1.76%	150,000	439	1.18%
Long-term debt	119,562	1,295	4.39%	119,466	1,295	4.31%	119,180	1,295	4.37%
Subordinated debentures	15,175	337	9.01%	15,121	365	9.60%	14,957	384	10.33%
Total interest-bearing liabilities	2,845,777	26,173	3.73%	2,885,196	28,578	3.94%	2,873,037	29,918	4.19%
Noninterest-bearing liabilities
Noninterest-bearing deposits	520,145			539,900			528,346
Other noninterest-bearing liabilities	66,151			56,993			55,795
Total noninterest-bearing liabilities	586,296			596,893			584,141
Shareholders' equity	512,262			512,208			512,787
Total liabilities and shareholders' equity	$3,944,335			$3,994,297			$3,969,965
Net interest income / interest rate spreads		$26,189	2.03%		$26,003	1.85%		$24,901	1.73%
Net interest margin			2.88%			2.76%			2.69%

Total cost of deposits	$3,054,352	$23,552	3.13%	$3,090,509	$26,032	3.35%	$3,117,246	$27,800	3.59%
Total cost of funds	$3,365,922	$26,173	3.15%	$3,425,096	$28,578	3.32%	$3,401,383	$29,918	3.54%
(1)	Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and net deferred loan origination fees and costs accounted for as yield adjustments.

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

	Three Months Ended March 31, 2025 compared with Three Months Ended December 31, 2024			Three Months Ended March 31, 2025 compared with Three Months Ended March 31, 2024
	Change due to:			Change due to:
	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance
Interest-earning assets:	(dollars in thousands)
Cash and cash equivalents (1)	$(1,400)	$(241)	$(1,641)	$(2,153)	$(904)	$(3,057)
FHLB Stock	—	—	—	—	(1)	(1)
Securities: (2)
Available for sale	518	(344)	174	1,653	(1,129)	524
Held to maturity	—	1	1	(2)	5	3
Total loans (3)	845	(1,598)	(753)	1,833	(1,759)	74
Total interest-earning assets	$(37)	$(2,182)	$(2,219)	$1,331	$(3,788)	$(2,457)

Interest-bearing liabilities
NOW	$34	$33	$67	$10	$13	$23
Money market	(9)	(101)	(110)	1,429	(1,330)	99
Saving deposits	(31)	(129)	(160)	(9)	(123)	(132)
Time deposits, less than $250,000	(571)	(966)	(1,537)	(2,085)	(1,674)	(3,759)
Time deposits, $250,000 and over	1,755	(2,495)	(740)	4,174	(4,653)	(479)
Total interest-bearing deposits	1,178	(3,658)	(2,480)	3,519	(7,767)	(4,248)
FHLB advances	(553)	656	103	77	473	550
Long-term debt	-	—	-	-	-	-
Subordinated debentures	8	(36)	(28)	36	(83)	(47)
Total interest-bearing liabilities	633	(3,038)	(2,405)	3,632	(7,377)	(3,745)
Changes in net interest income	$(670)	$856	$186	$(2,301)	$3,589	$1,288
(1)	Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and net deferred loan origination fees and costs accounted for as yield adjustments.

Net Interest Income/Average Balance Sheet

Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024

Net interest income was $26.2 million for the first quarter of 2025, compared to $26.0 million for the fourth quarter of 2024. The $186,000 increase was due to a $2.4 million decrease in interest expense, offset by a $2.2 million decrease in interest income. The decrease in interest income was mostly due to the impact of fewer days in the quarter of $1.2 million and the impact of lower average excess liquidity (cash and cash equivalents and investment securities) of $1.5 million. The decrease in interest expense was mostly due to the impact of lower average funding rates of $1.5 million, fewer days in the quarter of $621,000 and lower average interest-bearing liabilities of $336,000. The $1.5 million attributed to lower average funding rates included $1.8 million due to a 29 basis point decrease in the average cost of interest-bearing deposits.

Net interest margin ("NIM") was 2.88% for the first quarter of 2025, an increase of 12 basis points from 2.76% for the fourth quarter of 2024. The NIM expansion was due to a 17 basis point decrease in the overall cost of funds, partially offset by a 3 basis point decrease in the yield on average interest-earning assets. The yield on average interest-earning assets decreased to 5.76% for the first quarter of 2025 from 5.79% for the fourth quarter of 2024 due mainly to a decrease in the yield on average cash and cash equivalents of 32 basis points and average loans of 2 basis points, partially offset by the benefit of a change in the mix in average-earning assets. Average loans represented 84% of average interest-earning assets in the first quarter of 2025, as compared to 82% in the fourth quarter of 2024.

The average cost of funds decreased to 3.15% for the first quarter of 2025 from 3.32% for the fourth quarter of 2024, driven by a 29 basis point decrease in the average cost of interest-bearing deposits, partially offset by a 38 basis point increase in the average cost of borrowings. The average cost of interest-bearing deposits decreased to 3.77% for the first quarter of 2025 from 4.06% for the fourth quarter of 2024. During the first quarter of 2025, $150.0 million in FHLB advances with an average cost of 1.18% matured and were replaced with $110.0 million in FHLB advances with various terms at an average rate of 3.88%. The overall funding mix for the first quarter of 2025 remained relatively unchanged from the fourth quarter of 2024 with total deposits representing 90% of the funding mix and average noninterest-bearing deposits representing 17% of average total deposits. The all-in average spot rate for total deposits was 3.06% at March 31, 2025.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net interest income was $26.2 million for the first quarter of 2025, compared to $24.9 million for the first quarter of 2024. The $1.3 million increase in net interest income was primarily due to lower interest expense of $3.7 million, offset by lower interest income of $2.5 million. The decrease in net interest income was driven largely by lower market interest rates, offset by the mix and volume of interest-earning assets and interest-bearing liabilities. The Federal Funds Rate averaged 4.33% during the first quarter of 2025 compared to 5.33% during the first quarter of 2024.

The $2.5 million increase in interest income was due mostly to a $3.1 million decrease in interest income on cash and cash equivalents, of which $2.2 million was attributed to lower average cash balances and $904,000 was attributed to lower rates paid on such cash balances. Average cash and cash equivalents decreased $170.7 million and the yield on such balances decreased 115 basis points. Investment securities interest income increased $525,000 due to the impact of the average investments increasing $70.1 million, partially offset by a 23 basis point decrease in the average yield. Interest and fees on total loans increased $74,000 for the first quarter of 2025 to $45.6 million when compared to the same quarter in 2024. This increase included the benefit of higher average loan balances, offset by a 6 basis point reduction in the overall loan yield. Average loans increased $60.8 million to $3.08 billion for the first quarter of 2025 compared to $3.02 billion for the first quarter of 2024 due to strong loan growth in 2025. Average loans represented 84% of average interest-earning assets in the first quarter of 2025 compared to 81% in the first quarter of 2024. For the three months ended March 31, 2025 and 2024, the yield on total loans was 6.01% and 6.07%.

The $3.7 million decrease in interest expense was due mostly to a $4.2 million decrease in deposit interest expense. The decrease in interest expense on deposits was primarily due to a 55 basis point decrease in the average rates paid on such funds, offset by the impact of a $54.7 million decrease in average interest-bearing deposits. Interest expense on FHLB advances increased $550,000 due mostly to a higher rate paid on such borrowings. The cost of FHLB advances increased 109 basis points as certain term advances matured and were replaced in the current rate environment.

NIM was 2.88% for the first quarter of 2025, an increase of 19 basis points from 2.69% for the first quarter of 2024. The increase was primarily due to a 39 basis point decrease in the overall cost of funds, partially offset by a 16 basis point decrease in the yield on interest-earnings assets to 5.76% for the first quarter of 2025 from 5.92% for the first quarter of 2024. The decrease in the yield on interest-earning assets was due mainly to lower market rates. The decrease in funding costs was due to the lower cost of interest-bearing deposits in response to lower market rates, offset by the impact of competition and a higher average cost for FHLB advances. Average noninterest-bearing deposits totaled $520.1 million, or 17.0% of total average deposits, for the first quarter of 2025 compared to $528.3 million, or 16.9% of total average deposits, for the first quarter of 2024.

Provision for Credit Losses

Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024

We recorded a $6.7 million provision for credit losses for the first quarter of 2025 compared to a $6.0 million provision for credit losses for the fourth quarter of 2024. The first quarter of 2025 provision for credit losses was due to an increase in specific reserves of $2.8 million, net charge-offs of $2.6 million and an increase in general reserves of $1.3 million due mainly to net loan growth. The first quarter increase in specific reserves related mostly to two lending relationships. Net charge-offs included $1.4 million related to a bulk sale of $10.8 million in underperforming SFR mortgage loans, of which $6.5 million were on nonaccrual at the end of the year, and $1.2 million related to an $8.8 million loan transferred to OREO and subsequently sold. Net charge-offs on an annualized basis represented 0.35% of average loans for the first quarter of 2025 compared to 0.26% for the fourth quarter of 2024. The first quarter provision also took into consideration factors such as changes in loan balances, the loan portfolio mix, the outlook for economic conditions and market interest rates, and changes in credit quality metrics, including changes in nonperforming loans, special mention and substandard loans during the period.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

We recorded a provision for credit losses of $6.7 million for the first quarter of 2025 compared to no provision for the first quarter of 2024. The first quarter provision increased primarily due to higher specific reserves of $2.8 million, net charge-offs of $2.6 million and an increase in general reserves of $1.3 million due mainly to net loan growth. The specific reserves for the first quarter of 2025 related to loans that migrated to nonaccrual status after the first quarter of 2024. There were $2.6 million in net loan charge-offs in the first quarter of 2025, as compared to $184,000 in net loan charge-offs in the first quarter of 2024.

Noninterest Income

The following table presents the major components of our noninterest income for the periods presented:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Noninterest income:	(dollars in thousands)
Service charges and fees	$1,017	$988	$992
Gain on sale of loans	81	376	312
Loan servicing income, net of amortization	588	492	589
Increase in cash surrender value of life insurance	403	407	382
Gain on OREO	—	—	724
Other income	206	466	373
Total noninterest income	$2,295	$2,729	$3,372

Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024

Noninterest income for the first quarter of 2025 was $2.3 million, a decrease of $434,000 from $2.7 million in the fourth quarter of 2024. This decrease was mostly due to the fourth quarter of 2024 including $258,000 of income from a Bank Enterprise Award grant (included in other income) and lower net gain on sale of loans as compared to the fourth quarter of 2024.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Noninterest income decreased $1.1 million to $2.3 million for the first quarter of 2025 from $3.4 million for the same quarter in the prior year. This decrease was mostly due to lower gain on OREO of $724,000 and lower gain on sale of loans of $231,000.

The following table presents information on loan servicing income for the periods indicated:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Loan servicing income, net of amortization:	(dollars in thousands)
Single-family residential loans	$415	$403	$443
SBA loans	173	89	146
Total	$588	$492	$589

As of March 31, 2025, we were servicing SFR mortgage loans for other financial institutions, FHLMC, FNMA and SBA loans.

The following table presents loans serviced for others as of the dates indicated:

	As of
	March 31, 2025	December 31, 2024	March 31, 2024
Loans serviced:	(dollars in thousands)
Single-family residential loans	$894,310	$922,183	$990,930
SBA loans	94,725	92,678	100,713
Commercial real estate loans	3,746	3,761	3,798
Construction loans	7,881	7,315	5,096
Total	$1,000,662	$1,025,937	$1,100,537

The following table presents information on loans sold and gain (loss) on sale of loans for the periods indicated:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Loans sold:	(dollars in thousands)
SBA	$3,742	$4,056	$3,407
Single-family residential mortgage (1)	11,182	8,791	5,288
Other (2)	4,579	—	—
	$19,503	$12,847	$8,695
Gain (loss) on sale of loans:
SBA	$156	$191	$220
Single-family residential mortgage	8	185	92
Other	(83)	—	—
	$81	$376	$312
(1)

SFR mortgage loans sold with servicing rights retained were $400,000, $8.8 million, and $3.6 million for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024. The first quarter of 2025 also included a bulk sale of $10.8 million underperforming SFR mortgage loans resulting in charge-offs of $1.4 million, and no gain or loss on sale.

(2)	Other loans sold in the first quarter of 2025 represent nonperforming loans held for sale at December 31, 2024.

Noninterest Expense

The following table presents major components of our noninterest expense for the periods presented:

	Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Noninterest expense:	(dollars in thousands)
Salaries and employee benefits	$10,643	$9,927	$9,927
Occupancy and equipment expenses	2,407	2,403	2,443
Data processing	1,602	1,499	1,420
Legal and professional	1,515	1,355	880
Office expenses	408	399	356
Marketing and business promotion	197	251	172
Insurance and regulatory assessments	730	677	982
Core deposit premium	172	182	201
Other expenses	848	956	588
Total noninterest expense	$18,522	$17,649	$16,969

Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024

Noninterest expense for the first quarter of 2025 was $18.5 million, an increase of $873,000 compared to $17.6 million for the fourth quarter of 2024. This increase was mostly due to higher salaries and employee benefits expense of $716,000, attributed to higher payroll taxes and annual pay increases, which are typically reflected in the first quarter of the year. The annualized noninterest expenses to average assets ratio was 1.90% for the first quarter of 2025, up from 1.76% for the fourth quarter of 2024. The efficiency ratio was 65.1% for the first quarter of 2025, up from 61.5% for the fourth quarter of 2024 due mostly to higher noninterest expense and lower noninterest income in the first quarter of 2025.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Noninterest expense for the first quarter of 2025 was $18.5 million, an increase of $1.6 million compared to $17.0 million for the first quarter of 2024. This increase was due to higher salaries and employee benefits expense of $716,000 due in part to annual pay increases, and higher legal and professional expenses of $635,000 in the first quarter of 2025. The annualized noninterest expenses to average assets ratio was 1.72% and the efficiency ratio was 60.1% for the first quarter of 2024.

Income Tax Expense

Three Months Ended March 31, 2025 Compared to Three Months Ended December 31, 2024

We recorded an income tax provision of $900,000 and $672,000, reflecting an effective tax rate of 28.2% and 13.3%, for the three months ended March 31, 2025 and December 31, 2024. The increase in the effective tax rate for the first quarter of 2025 was due in part to lower tax credits combined with higher estimated pre-tax net income for the full year of 2025 as compared to the prior quarter.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

We recorded an income tax provision of $900,000 and $3.2 million, reflecting an effective tax rate of 28.2% and 28.8%, for the three months ended March 31, 2025 and 2024.

ANALYSIS OF FINANCIAL CONDITION

Total Assets. At March 31, 2025, total assets were $4.0 billion, an increase of $16.9 million, from total assets of $4.0 billion at December 31, 2024, primarily due to an $89.8 million increase in gross loans HFI, partially offset by a $42.0 million decrease in investment securities and an $18.9 million decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $18.9 million, or 7.3%, to $238.8 million as of March 31, 2025 as compared to $257.7 million at December 31, 2024. This decrease in cash and cash equivalents was comprised of $42.4 million used in net investing activities, including a net increase in loans of $110.4 million, offset by a net decrease in AFS securities of $46.9 million and proceeds from loan and OREO sales of $21.4 million; $7.8 million provided by cash from operating activities; and $15.7 million provided by financing activities, with deposit growth of $58.8 million offset by a net decrease in FHLB advances of $40 million.

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

	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value	(dollars in thousands)
Government agency securities	$19,968	5.2%	$21,042	4.9%
SBA agency securities	25,571	6.7%	26,764	6.3%
Mortgage-backed securities: residential	59,815	15.6%	55,677	13.1%
Collateralized mortgage obligations: residential	103,965	27.1%	105,476	24.8%
Collateralized mortgage obligations: commercial	90,395	23.6%	91,656	21.5%
Commercial paper	37,440	9.8%	78,685	18.5%
Corporate debt securities (1)	32,096	8.4%	31,815	7.5%
Municipal tax-exempt securities	8,938	2.3%	9,075	2.2%
Total securities, available for sale, at fair value	$378,188	98.7%	$420,190	98.8%
Securities, held to maturity, at amortized cost
Municipal taxable securities	$500	0.1%	$500	0.1%
Municipal tax-exempt securities	4,688	1.2%	4,691	1.1%
Total securities, held to maturity, at amortized cost	5,188	1.3%	5,191	1.2%
Total securities	$383,376	100.0%	$425,381	100.0%

(1)	Comprised of corporate note securities and financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM as of the dates indicated.

	Amortized	Gross Unrealized	Gross Unrealized	Fair
March 31, 2025	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
Government agency securities	$20,179	$20	$(231)	$19,968
SBA agency securities	25,644	141	(214)	25,571
Mortgage-backed securities: residential	65,348	178	(5,711)	59,815
Collateralized mortgage obligations: residential	114,505	410	(10,950)	103,965
Collateralized mortgage obligations: commercial	92,710	174	(2,489)	90,395
Commercial paper	37,446	—	(6)	37,440
Corporate debt securities	34,717	53	(2,674)	32,096
Municipal tax-exempt securities	12,593	—	(3,655)	8,938
	$403,142	$976	$(25,930)	$378,188
Held to maturity
Municipal taxable securities	$500	$1	$—	$501
Municipal tax-exempt securities	4,688	—	(269)	4,419
	$5,188	$1	$(269)	$4,920
December 31, 2024
Available for sale
Government agency securities	$21,592	$—	$(550)	$21,042
SBA agency securities	27,231	—	(467)	26,764
Mortgage-backed securities: residential	62,351	—	(6,674)	55,677
Collateralized mortgage obligations: residential	117,936	178	(12,638)	105,476
Collateralized mortgage obligations: commercial	94,284	175	(2,803)	91,656
Commercial paper	78,687	1	(3)	78,685
Corporate debt securities	34,733	43	(2,961)	31,815
Municipal tax-exempt securities	12,602	—	(3,527)	9,075
	$449,416	$397	$(29,623)	$420,190
Held to maturity
Municipal taxable securities	$500	$1	$—	$501
Municipal tax-exempt securities	4,691	—	(244)	4,447
	$5,191	$1	$(244)	$4,948

The weighted-average life on the total investment portfolio at March 31, 2025 was 5.3 years compared to a weighted-average life of 5.0 years at December 31, 2024. The increase in the weighted average life is due to a decrease in commercial paper, which generally has a 3 month term. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows our investment securities’ fair value and weighted average yields by maturity in the following maturity groupings as of March 31, 2025. The fair value of the securities portfolio is shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted
	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield
March 31, 2025	(dollars in thousands)
Government agency securities	$152	2.23%	$9,919	3.90%	$9,897	4.63%	$—	—%	$19,968	4.24%
SBA agency securities	—	—%	7,139	4.54%	18,432	5.34%	—	—%	25,571	5.12%
Mortgage-backed securities: residential	—	—%	16,384	3.12%	43,431	3.34%	—	—%	59,815	3.28%
Collateralized mortgage obligations: residential	4,482	5.69%	54,816	4.31%	44,667	2.09%	—	—%	103,965	3.32%
Collateralized mortgage obligations: commercial	5,039	4.52%	33,690	4.87%	51,666	4.54%	—	—%	90,395	4.66%
Commercial paper	37,440	4.59%	—	—%	—	—%	—	—%	37,440	4.59%
Corporate debt securities	3,991	3.56%	11,566	3.96%	14,672	3.74%	1,867	2.89%	32,096	3.73%
Municipal tax-exempt securities	—	—%	—	—%	455	1.53%	8,483	2.09%	8,938	2.03%
Total available for sale	$51,104	4.59%	$133,514	4.25%	$183,220	3.60%	$10,350	2.23%	$378,188	3.90%

Municipal taxable securities	$501	5.25	$—	—%	$—	—%	$—	—%	$501	5.25%
Municipal tax-exempt securities	—	—%	828	3.14%	2,787	3.46%	804	3.38%	4,419	3.39%
Total held to maturity	$501	5.25%	$828	3.14%	$2,787	3.46%	$804	3.38%	$4,920	3.57%

The table below shows our investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024. The unrealized losses on these securities were primarily attributed to changes in interest rates. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. These securities have fluctuated in value since their purchase dates as market rates have fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be impaired under the current expected credit loss model. A summary of our analysis of these securities and the unrealized losses is described more fully in "Note 3 — Investment Securities" of our audited consolidated financial statements included in our 2024 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2025	(dollars in thousands)
Government agency securities	$4,813	$(10)	$5,258	$(221)	$10,071	$(231)
SBA agency securities	9,726	(67)	1,785	(147)	11,511	(214)
Mortgage-backed securities: residential	12,806	(314)	29,696	(5,397)	42,502	(5,711)
Collateralized mortgage obligations: residential	19,834	(216)	54,817	(10,734)	74,651	(10,950)
Collateralized mortgage obligations: commercial	22,466	(165)	38,608	(2,324)	61,074	(2,489)
Commercial paper	19,809	(6)	—	—	19,809	(6)
Corporate debt securities	—	—	26,295	(2,674)	26,295	(2,674)
Municipal tax-exempt securities	—	—	8,938	(3,655)	8,938	(3,655)
Total available for sale	$89,454	$(778)	$165,397	$(25,152)	$254,851	$(25,930)

Municipal taxable securities	$—	$—	$—	$—	$—	$—
Municipal tax-exempt securities	—	—	4,419	(269)	4,419	(269)
Total held to maturity	$—	$—	$4,419	$(269)	$4,419	$(269)

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024	(dollars in thousands)
Government agency securities	$14,620	$(219)	$6,422	$(331)	$21,042	$(550)
SBA agency securities	24,971	(273)	1,793	(194)	26,764	(467)
Mortgage-backed securities: residential	25,479	(578)	30,198	(6,096)	55,677	(6,674)
Collateralized mortgage obligations: residential	36,166	(649)	55,255	(11,989)	91,421	(12,638)
Collateralized mortgage obligations: commercial	35,753	(367)	30,114	(2,436)	65,867	(2,803)
Commercial paper	48,874	(3)	—	—	48,874	(3)
Corporate debt securities	—	—	26,035	(2,961)	26,035	(2,961)
Municipal tax-exempt securities	—	—	9,075	(3,527)	9,075	(3,527)
Total available for sale	$185,863	$(2,089)	$158,892	$(27,534)	$344,755	$(29,623)

Municipal tax-exempt securities	$—	$—	$4,447	$(244)	$4,447	$(244)
Total held to maturity	$—	$—	$4,447	$(244)	$4,447	$(244)

There was no ACL on the HTM securities portfolio as of March 31, 2025 and December 31, 2024. We monitor our securities portfolio to ensure all of our investments have adequate credit support and we consider the lowest credit rating for identification of potential credit impairment. As of March 31, 2025, we believe there was no impairment. In addition, we did not have the current intent to sell securities with a fair value below amortized cost at March 31, 2025, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. As of March 31, 2025, all of our investment securities in an unrealized loss position received an investment grade credit rating. The overall net increases in fair value during the period were attributable to a combination of changes in interest rates and market conditions.

Loans

The loan portfolio is the largest category of our earning assets, which is almost entirely held for investment as of December 31, 2025. Loans HFI increased $89.8 million, or 2.9%, to $3.1 billion at March 31, 2025 as compared to $3.0 billion at December 31, 2024. The increase was primarily due to a $51.8 million increase in SFR mortgage loans, a $44.0 million increase in CRE loans, a $6.0 million increase in commercial and industrial ("C&I") loans and a $3.4 million increase in Small Business Administration ("SBA") loans, partially offset by a $14.4 million decrease in construction and land development ("C&D") loans. In addition, mortgage loans held for sale ("HFS") decreased $10.6 million to $655,000 at March 31, 2025 due to sales totaling $5.0 million and the transfer of a $6.6 million loan to HFI, offset by HFS originations totaling $1.0 million. SFR mortgage loans HFI represent approximately 49.2% of our total loans as of March 31, 2025, and this ratio is relatively unchanged  from 48.9% at December 31, 2024.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of the dates indicated:

	As of March 31, 2025		As of December 31, 2024
	$	%	$	%
Loans HFI:(1)	(dollars in thousands)
Construction and land development	$158,883	5.1%	$173,290	5.7%
Commercial real estate (2)	1,245,402	39.6%	1,201,420	39.3%
Single-family residential mortgages	1,545,822	49.2%	1,494,022	48.9%
Commercial and industrial	135,538	4.3%	129,585	4.2%
SBA	50,651	1.6%	47,263	1.5%
Other loans	6,767	0.2%	7,650	0.4%
Total loans HFI	3,143,063	100.0%	3,053,230	100.0%
Allowance for loan losses	(51,932)		(47,729)
Total loans HFI, net	$3,091,131		$3,005,501

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential and SFR mortgage loans for a business purpose.

The following table presents the geographic locations of loans in our loan portfolio, by loan class, as of the date indicated:

	As of March 31, 2025
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and Industrial	SBA	Other	Total loans HFI
	$	$	$	$	$	$	$	%
Loans HFI:	(dollars in thousands)
California	$100,847	$867,936	$734,244	$122,491	$35,362	$976	$1,861,856	59.2%
Hawaii	—	—	8,891	78	—	8	8,977	0.3%
Illinois	—	27,309	52,972	938	—	53	81,272	2.6%
New Jersey	—	3,732	32,971	82	505	131	37,421	1.2%
Nevada	—	22,046	18,907	511	2,334	87	43,885	1.4%
New York	58,036	182,202	663,497	845	1,942	1,603	908,125	28.9%
Other	—	142,177	34,340	10,593	10,508	3,909	201,527	6.4%
Total loans, net	$158,883	$1,245,402	$1,545,822	$135,538	$50,651	$6,767	$3,143,063	100.0%

The majority of our loan portfolio is based on collateral or businesses located in California and New York, which represented 88.1% of our loan portfolio. Loans secured by collateral in other states represented approximately 11.9% of our portfolio and the majority of these loans are secured by real estate with a weighted average LTV of 56.9% at March 31, 2025.

Construction and land development loans. C&D loans totaled $158.9 million, or 5.1% of the loan portfolio, at March 31, 2025. C&D loans decreased $14.4 million, or 8.3%, during first quarter of 2025 due to decreases in residential construction loans and land development loans, offset by an increase in commercial construction loans. Our C&D loans are comprised of residential construction, commercial construction and land acquisition and development. Interest reserves are generally established on real estate construction loans. These loans are typically Prime rate based and have maturities of less than 18 months.

The following table shows the categories of our C&D portfolio as of the dates indicated:

	As of March 31, 2025		As of December 31, 2024		Increase (Decrease)
	$	Mix %	$	Mix %	$	%
	(dollars in thousands)
Residential construction	$49,538	31.1%	$58,368	33.7%	$(8,830)	(15.1)%
Commercial construction	101,157	63.7%	97,954	56.5%	3,203	3.3%
Land development	8,188	5.2%	16,968	9.8%	(8,780)	(51.7)%
Total construction and land development loans	$158,883	100.0%	$173,290	100.0%	$(14,407)	(8.3)%

Commercial real estate loans. CRE loans increased $44.0 million, or 3.7%, to $1.25 billion at March 31, 2025, compared to $1.20 billion at December 31, 2024.

CRE loans include owner occupied and non-owner occupied commercial real estate, multi-family residential and SFR loans originated for a business purpose. Except for the multi-family residential loan portfolio, the interest rate for the majority of these loans are Prime rate based and have a maturity of five years or less except for the SFR loans originated for a business purpose which may have a maturity of one year. The multi-family residential loans generally have interest rates based on the 5-year treasury, 10-year maturity with a five year fixed rate period followed by a five year floating rate period, and have a declining prepayment penalty over the first five years.

The largest subset of CRE loans was the multi-family residential loan portfolio, which totaled $648.9 million as of March 31, 2025 and $605.5 million as of December 31, 2024. The SFR loan portfolio originated for a business purpose totaled $55.3 million as of March 31, 2025 and $54.1 million as of December 31, 2024.

The following table presents the LTV ratios at origination for CRE loans by property type as of the date indicated:

	LTV Distribution
March 31, 2025	<45%	45%≤54%	55%≤64%	65%≤74% (1)	>85%	Total
Non-owner occupied:	(dollars in thousands)
Hotel/Motel	$22,331	$11,650	$24,911	$5,937	$—	$64,829
Office	15,486	—	16,805	—	5,780	38,071
Rent Controlled NY Multifamily	25,770	12,741	6,286	—	—	44,797
Mobile Home	38,253	68,586	90,187	68,059	—	265,085
Mixed Use	49,988	84,625	21,196	60,990	—	216,799
Apartments	30,588	39,730	91,280	52,836	10,201	224,635
Warehouse	24,077	18,577	47,358	—	—	90,012
Retail	29,860	28,604	19,151	882	—	78,497
SFR Rental	15,846	21,060	17,871	5,461	—	60,238
Other	4,556	419	1,649	—	—	6,624
Total non-owner occupied	$256,755	$285,992	$336,694	$194,165	$15,981	$1,089,587
Owner-occupied:
Hotel/Motel	3,424	30,853	21,545	—	—	55,822
Office	841	1,979	772	1,271	—	4,863
Rent Controlled NY Multifamily	1,416	340	—	—	—	1,756
Mixed Use	2,146	3,218	3,614	—	—	8,978
Warehouse	7,701	19,976	13,526	18,022	—	59,225
Retail	3,956	8,033	5,542	—	—	17,531
SFR Rental	—	1,096	—	—	—	1,096
Gas Station	122	—	—	5,730	—	5,852
Other	105	157	430	—	—	692
Total owner-occupied	$19,711	$65,652	$45,429	$25,023	$—	$155,815
Total	$276,466	$351,644	$382,123	$219,188	$15,981	$1,245,402

The following table presents the LTV ratios at origination for CRE loans by state as of the date indicated:

	LTV Distribution
March 31, 2025	<45%	45%≤54%	55%≤64%	65%≤74% (1)	>85%	Total
Non-owner occupied:	(dollars in thousands)
California	$142,613	$207,617	$284,025	$102,248	$—	$736,503
New York	81,927	51,984	31,617	3,049	—	168,577
Nevada	19,852	1,242	—	—	—	21,094
Illinois	4,897	1,768	11,251	589	5,780	24,285
New Jersey	293	855	349	882	—	2,379
Other	7,173	22,526	9,452	87,397	10,201	136,749
Total non-owner occupied	$256,755	$285,992	$336,694	$194,165	$15,981	$1,089,587
Owner-occupied:
California	11,470	60,285	36,773	22,905	—	131,433
New York	7,355	3,183	2,259	828	—	13,625
Nevada	166	—	786	—	—	952
Illinois	340	1,211	183	1,290	—	3,024
New Jersey	380	973	—	—	—	1,353
Other	—	—	5,428	—	—	5,428
Total owner-occupied	$19,711	$65,652	$45,429	$25,023	$—	$155,815
Total	$276,466	$351,644	$382,123	$219,188	$15,981	$1,245,402
(1)	No loans in the 75%-85% LTV distribution.

SFR Loans. SFR loans totaled $1.5 billion, or 49.2% of our loans HFI portfolio, as of March 31, 2025. SFR mortgage loans increased $51.8 million, or 3.5%, during the first three months of 2025 due to higher originations relative to higher payoffs and paydowns. As of March 31, 2025, the weighted-average LTV of the portfolio was 55.0%, the weighted average FICO score was 764, and the average duration was 3.1 years.

We originate qualified SFR mortgage loans and non-qualified, alternative documentation SFR mortgage loans through wholesale channels and retail channels, including our branch network, to accommodate the needs of the Asian-centric market. The qualified SFR mortgage loans are 15-year and 30-year conforming mortgages and may be sold directly to FNMA and FHLMC. We originate non-qualified SFR mortgage loans both to sell and hold for investment. In addition, our SFR mortgage lending unit originates mortgage warehouse lines of credit to certain correspondent banks. These loans are included in our C&I loans and totaled $2.1 million as of March 31, 2025 and zero as of December 31, 2024.

There were $655,000 SFR loans HFS as of March 31, 2025 compared to zero SFR loans HFS as of December 31, 2024. For SFR mortgage loans sold to FNMA, FHLMC and to other third parties such as investment funds or other banks, we provide limited representations and warranties and with a repurchase and premium refund for loans that become delinquent in the first 90-days or a premium refund if paid-off in the first 90-days with respect to all loans sold. In certain loan sales to other banks, loans are sold with no representations or warranties and provide a replacement feature for the first six months if any loans pay off early. As a condition of the sale for all loans, the buyer must have the loans audited for underwriting and compliance standards.

The following table presents the LTV ratios at origination for SFR loans by state as of the date indicated:

	LTV Distribution
March 31, 2025	<45%	45%≤54%	55%≤64%	65%≤74%	75%≤84%	>85%	Total
	(dollars in thousands)
California	$122,759	$148,701	$265,562	$180,896	$14,910	$1,416	$734,244
New York	144,932	141,750	220,282	144,164	12,034	335	663,497
Illinois	15,856	8,890	15,154	8,859	2,774	1,439	52,972
New Jersey	3,678	6,524	13,243	7,954	442	1,130	32,971
Nevada	1,135	4,278	8,804	4,126	564	—	18,907
Hawaii	639	1,659	2,437	1,743	2,413	—	8,891
Other	7,482	6,637	10,369	8,902	950	—	34,340
Total	$296,481	$318,439	$535,851	$356,644	$34,087	$4,320	$1,545,822

Commercial and industrial loans. C&I loans totaled $135.5 million, or 4.3% of the loan portfolio, as of March 31, 2025. C&I loans increased $6.0 million, or 4.6%, during the first quarter of 2025 due in part to an increase in mortgage warehouse lines of credit, combined with growth in other C&I loans.

The interest rates on C&I loans are generally based on the Wall Street Journal Prime rate. We originate both variable rate and fixed rate C&I loans. The loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and for international trade financing. C&I loans include lines of credit with a maturity of one year or less, term loans with maturities of five years or less, shared national credits with maturities of five years or less, mortgage warehouse lines with a maturity of one year or less, bank subordinated debentures with a maturity of 10 years and international trade discounts with a maturity of three months or less. Substantially all of our C&I loans are collateralized by business assets or by real estate.

SBA loans. SBA loans increased $3.4 million, or 7.2%, to $50.7 million at March 31, 2025 compared to $47.3 million at December 31, 2024. We originated SBA loans of $9.6 million during the first three months of 2025. Offsetting these loan originations were loan sales of $3.7 million and net loan payoffs and paydowns of $2.5 million during the first three months of 2025.

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

Analysis of the Allowance for Loan Losses

The following table presents the ALL, its corresponding percentage of the loan type balance, and the percentage of loan balance to total loans HFI as of the dates indicated:

	As of March 31, 2025			As of December 31, 2024
	$	ALL as a % of Loan Type	% of Total Loans	$	ALL as a % of Loan Type	% of Total Loans
Loans:	(dollars in thousands)
Construction and land development	$7,000	4.41%	5.1%	$6,053	3.49%	5.7%
Commercial real estate (1)	24,200	1.94%	39.6%	21,879	1.82%	39.3%
Single-family residential mortgages	18,373	1.19%	49.2%	17,518	1.17%	48.9%
Commercial and industrial	1,400	1.03%	4.3%	1,339	1.03%	4.2%
SBA	701	1.38%	1.6%	654	1.38%	1.5%
Other	258	3.81%	0.2%	286	3.74%	0.4%
Allowance for loan losses	$51,932	1.65%	100.0%	$47,729	1.56%	100.0%

(1)	Includes non-farm and non-residential real estate loans, multi-family residential and SFR loans originated for a business purpose.

Allowance for Credit Losses - Loans

We account for credit losses on loans in accordance with ASC 326, which requires us to record an estimate of expected lifetime credit losses for loans at the time of origination. The ACL includes the ALL and the reserve for unfunded commitments ("RUC") and is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated balance sheets. Estimating expected credit losses requires management to use relevant forward looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL for loans is performed by collectively evaluating loans with similar risk characteristics. We have elected to utilize a discounted cash flow approach for all segments except consumer loans and warehouse mortgage loans, for these a remaining life approach was elected.

Our discounted cash flow loss rate methodology incorporates a probability of default, loss given default and exposure at default to derive expected loss within the CECL model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. We use both internal and external qualitative factors within the CECL model including: lending policies, procedures, and strategies; changes in nature and volume of the portfolio; credit and lending personnel experience; changes in volume and trends in classified, delinquent, and nonaccrual loans; concentration risk; collateral values; regulatory and business environment; loan review results; and economic conditions.

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

Individual loans considered to be uncollectible are charged off against the ACL. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Loans deemed to be collateral-dependent are reviewed individually based on the estimated fair value of the collateral less selling costs. Collateral value is determined using appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be probable. Recoveries on loans previously charged off are added to the ACL. Net charge-offs to average loans HFI were 0.35% for the three months ended March 31, 2025 and 0.13% for the twelve months ended December 31, 2024.

As of March 31, 2025, the ACL totaled $52.6 million and was comprised of an ALL of $51.9 million and a RUC of $629,000 (included in “Accrued interest and other liabilities”). This compares to the ACL of $48.5 million comprised of an ALL of $47.7 million and a RUC of $729,000 at December 31, 2024. The $4.1 million increase in the ACL for the first quarter of 2025 was due to a $6.7 million provision for credit losses offset by net charge-offs of $2.6 million. Net charge-offs included $1.4 million related to a bulk sale of $10.8 million in underperforming SFR mortgage loans, of which $6.5 million were on nonaccrual at the end of the year, and $1.2 million related to an $8.8 million loan transferred to OREO and subsequently sold. The ALL as a percentage of loans HFI increased to 1.65% at March 31, 2025, compared to 1.56% at December 31, 2024, due to an increase in specific reserves. The ALL as a percentage of nonperforming loans HFI was 86% at March 31, 2025, an increase from 68% at December 31, 2024.

The following table provides an analysis of the ACL, provision for credit losses and net charge-offs for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Allowance for Loan Loss ("ALL")	(dollars in thousands)
Balance, beginning of period	$47,729	$41,903
Charge-offs:
Construction and land development	(1,246)	—
Commercial real estate	—	(116)
Single-family residential mortgages	(1,388)	—
Commercial and industrial	(80)	(3)
SBA	—	(95)
Other	(13)	—
Total charge-offs	(2,727)	(214)
Recoveries:
Commercial and industrial	78	1
SBA	—	—
Other	6	29
Total recoveries	84	30
Net charge-offs	(2,643)	(184)
Provision for (reversal of) credit losses - loans	6,846	(31)
Balance, end of period	$51,932	$41,688

Reserve for unfunded commitments ("RUC")
Balance at beginning of period	$729	$640
(Reversal of) provision for credit losses - unfunded commitments	(100)	31
Balance at the end of period	$629	$671

Total allowance for credit losses ("ACL")	$52,561	$42,359

Total loans HFI at end of period	$3,143,063	$3,027,361
Average loans HFI	$3,079,224	$3,018,423
Net charge-offs to average loans HFI	0.35%	0.02%
Allowance for loan losses to total loans HFI	1.65%	1.38%

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

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest (of which there were none during the periods indicated), and modified loans. The balances of nonperforming loans included in the table below are the net investment in these assets and do not include $9.7 million in specific reserves. The following table presents the net investment in nonperforming assets by loan class and certain nonperforming asset ratios as of the dates indicated.

	As of March 31,	As of December 31,
	2025	2024
Nonaccrual loans:	(dollars in thousands)
Construction and land development	$35,613	$44,621
Commercial real estate	18,451	17,096
Single-family residential mortgages	—	11,524
Commercial and industrial	4,819	6,271
SBA	1,478	1,514
Other	19	12
Total nonaccrual loans	60,380	81,038
Total nonperforming loans (1)	60,380	81,038
OREO	4,170	—
Nonperforming assets (1)	$64,550	$81,038
Nonperforming loans HFI to total loans HFI	1.92%	2.29%
Nonperforming assets to total assets	1.61%	2.03%
Nonperforming loans to tangible common equity and ALL	12.35%	16.78%
Nonperforming assets to tangible common equity and ALL	13.20%	16.78%
(1)	Nonperforming loans and nonperforming assets included loans HFS of zero and $11.2 million at March 31, 2025 and December 31, 2024.

Nonperforming assets totaled $64.6 million, or 1.61% of total assets, at March 31, 2025, down from $81.0 million, or 2.03% of total assets, at December 31, 2024. The $16.5 million decrease in nonperforming assets was due to sales totaling $20.0 million and payoffs or paydowns of $1.8 million, partially offset by the addition of one $5.3 million CRE loan placed on nonaccrual status in the first quarter of 2025. Nonperforming assets included one $4.2 million OREO (included in “Accrued interest and other assets”) at March 31, 2025, which was a nonaccrual loan at December 31, 2024.

Our 30-89 day delinquent loans, excluding nonperforming loans, totaled $5.9 million, or 0.19% of total loans, at March 31, 2025, down from $22.1 million, or 0.72% of total loans, at December 31, 2024. The $16.2 million decrease was mostly due to $16.3 million in loans returning to current status, $2.9 million in SFR mortgage loans included in the bulk sale of underperforming SFR mortgage loans and $398,000 in paydowns and payoffs, offset by $3.5 million in new delinquent loans.

We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2025 and 2024, while the loans were in nonaccrual status.

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

The following table presents the risk categories for loans HFI, by class, as of the dates indicated:

		Special
March 31, 2025	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Construction and land development	$79,022	$44,248	$35,613	$—	$158,883
Commercial real estate	1,195,726	19,452	30,224	—	1,245,402
Single-family residential mortgages	1,545,777	—	45	—	1,545,822
Commercial:
Commercial and industrial	128,722	579	6,237	—	135,538
SBA	46,436	—	4,215	—	50,651
Other:	6,729	—	38	—	6,767
Total	$3,002,412	$64,279	$76,372	$—	$3,143,063

		Special
December 31, 2024	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Construction and land development	$72,921	$44,042	$56,327	$—	$173,290
Commercial real estate	1,171,085	21,287	9,048	—	1,201,420
Single-family residential mortgages	1,481,826	—	12,196	—	1,494,022
Commercial:					—
Commercial and industrial	121,404	—	8,181	—	129,585
SBA	43,897	—	3,366	—	47,263
Other:	7,627	—	23	—	7,650
Total	$2,898,760	$65,329	$89,141	$—	$3,053,230

Special mention loans totaled $64.3 million, or 2.05% of total loans, at March 31, 2025, down from $65.3 million, or 2.14% of total loans, at December 31, 2024. The $1.1 million decrease was primarily due to the upgrade of one $1.7 million CRE loan to a pass-rated loan, offset by the addition of one $578,000 C&I loan. All special mention loans are paying current.

Substandard loans HFI totaled $76.4 million at March 31, 2025, down from $89.1 million at December 31, 2024. Substandard loans HFS were zero at March 31, 2025, down from $11.2 million at December 31, 2024. The $24.0 million decrease in total substandard loans was primarily due to loan sales totaling $11.7 million, transfers to OREO totaling $12.8 million, of which $8.8 million was subsequently sold during the first quarter of 2025 and payoffs and paydowns totaling $5.4 million, partially offset by the downgrade of two loans totaling $6.2 million. Of the total substandard loans at March 31, 2025, there were $16.0 million on accrual status.

Goodwill and Other Intangible Assets. Goodwill was $71.5 million at both March 31, 2025 and December 31, 2024. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired.

Other intangible assets, which consist of core deposit intangibles, were $1.8 million and $2.0 million at March 31, 2025 and December 31, 2024. These core deposit intangible assets are amortized on an accelerated basis over their estimated useful lives, generally over a period of 3 to 10 years.

Liabilities. Total liabilities increased by $14.5 million to $3.5 billion at March 31, 2025 from $3.5 billion at December 31, 2024, primarily due to a $58.8 million increase in deposits, offset by a $40.0 million decrease in FHLB advances. During the first quarter of 2025, $150.0 million in FHLB advances with an average cost of 1.18% matured and were largely replaced with $110.0 million in FHLB advances with various terms at an average rate of 3.88%.

Deposits. Total deposits were $3.1 billion as of March 31, 2025, an increase of $58.8 million, or 7.7% annualized, compared to $3.1 billion as of December 31, 2024. The increase was due to a $93.6 million increase in interest-bearing deposits, while noninterest-bearing deposits decreased $34.8 million. The increase in interest-bearing deposits included an increase in non-maturity deposits of $58.2 million and time deposits of $35.5 million. Noninterest-bearing deposits totaled $528.2 million and represented 16.8% of total deposits at March 31, 2025 compared to $563.0 million and 18.3% at December 31, 2024. Wholesale deposits totaled $158.5 million at March 31, 2025 and $147.5 million at December 31, 2024. Wholesale deposits include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services. Brokered time deposits were $109.5 million at March 31, 2025 and $93.2 million at December 31, 2024.

The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	March 31, 2025		December 31, 2024		March 31, 2024
	$	%	$	%	$	%
	(dollars in thousands)
Noninterest-bearing demand deposits:	$528,205	16.8%	$563,012	18.3%	$539,517	17.8%
Interest-bearing deposits:
NOW	65,716	2.1%	51,043	1.7%	55,095	1.8%
Money market	509,412	16.2%	449,324	14.6%	428,495	14.1%
Savings	146,088	4.6%	162,667	5.3%	159,250	5.3%
Time deposits $250,000 and under	863,962	27.5%	882,438	28.6%	901,738	29.8%
Time deposits over $250,000	870,708	27.8%	827,854	26.7%	746,611	24.7%
Wholesale deposits	158,537	5.0%	147,451	4.8%	197,623	6.5%
Total interest-bearing deposits	2,614,423	83.2%	2,520,777	81.7%	2,488,812	82.2%
Total deposits	$3,142,628	100.0%	$3,083,789	100.0%	$3,028,329	100.0%

The following table presents our average deposit balances and weighted average rates for the three months ended March 31, 2025:

	For the Three Months Ended
	March 31, 2025
		Weighted
	Average	Average
	Balance	Rate (%)
	(dollars in thousands)
Noninterest-bearing demand deposits	$520,145	—
Interest-bearing deposits:
NOW	61,222	2.13%
Money market	463,443	3.17%
Savings	155,116	1.36%
Time deposits $250,000 and under	989,622	4.12%
Time deposits over $250,000	864,804	4.24%
Total interest-bearing deposits	2,534,207	3.77%
Total deposits	$3,054,352	3.13%

The following table presents the maturity schedule of time deposits as of March 31, 2025:

	Maturity Within:
	Three Months or less	After Three to Six Months	After Six to 12 Months	After 12 Months	Total
Time Deposits:	(dollars in thousands)
Time deposits $250,000 and under (1)	$318,619	$326,983	$332,398	$22,106	$1,000,106
Time deposits over $250,000 (2)	321,917	307,590	262,030	1,564	893,101
Total time deposits	$640,536	$634,573	$594,428	$23,670	$1,893,207

(1)	Includes wholesale deposits of $136.1 million.
(2)	Includes wholesale deposits of $22.4 million.

Of the $893.1 million in time deposits over $250,000, the estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $679.5 million at March 31, 2025. The following table presents the maturity distribution of uninsured time deposits in amounts of more than $250,000 as of the date indicated.

March 31, 2025
(dollars in thousands)
3 months or less	$214,944
Over 3 months through 6 months	237,240
Over 6 months through 12 months	226,721
Over 12 months	563
Total	$679,468

In addition, we offer deposit products through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit. Time deposits held through the CDARS program were $125.9 million at March 31, 2025 and $130.6 million at December 31, 2024 and ICS deposits totaled $150.9 million at March 31, 2025 and $146.1 million at December 31, 2024. The increase in the participation in these programs is due to our focus on enhancing liquidity in recent periods.

The following table presents the estimated deposits exceeding the FDIC insurance limit as of the dates indicated:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Uninsured deposits	$1,423,768	$1,383,727

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. FHLB advances totaled $160.0 million at March 31, 2025 compared to $200.0 million at December 31, 2024. FHLB borrowings at March 31, 2025 included $30.0 million in overnight advances and $130.0 million in putable term advances.

During the first quarter of 2025, $150.0 million in FHLB advances with a weighted average rate of 1.18% matured. These maturities were largely replaced with $110.0 million in FHLB advances with various terms at a weighted average rate of 3.88%, including $30.0 million in overnight advances and $80.0 million in putable term advances with prepayment symmetry.  The terms of all putable advances outstanding at March 31, 2025 are presented in Next Call Date order in the table below:

Advance Date	Amount	Rate	Structure	Next Call Date	Final Stated Maturity Date
	(dollars in thousands)
3/12/2025	$20,000	3.34%	Quarterly call, 3 month initial lock out	6/12/2025	3/12/2029
3/14/2025	$20,000	3.81%	1 time call, 3 month initial lock out	6/17/2025	3/17/2031
3/12/2025	$20,000	3.72%	1 time call, 6 month initial lock out	9/12/2025	3/12/2031
3/14/2025	$20,000	3.49%	Quarterly call, 6 month initial lock out	9/15/2025	3/15/2029
9/30/2024	$50,000	3.42%	1 time call, 1 year initial lock out	9/29/2025	9/29/2028
Total	$130,000	3.52%

The following table presents information on our total FHLB advances at and for the periods presented:

	As of and For the Three Months Ended March 31,
	2025	2024
FHLB Borrowings:	(dollars in thousands)
Outstanding at period-end	$160,000	$150,000
Average amount outstanding	176,833	150,000
Maximum amount outstanding at any month-end	160,000	150,000
Weighted average interest rate:
During period	2.27%	1.18%
End of period	3.73%	1.18%

Long-term Debt. Long-term debt consists of subordinated notes. As of March 31, 2025, the amount of subordinated notes outstanding was $119.6 million as compared to $119.5 million at December 31, 2024.

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

Subordinated Debentures. Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.2 million as of March 31, 2025 and $15.2 million as of December 31, 2024. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. These subordinated debentures consist of the following at March 31, 2025 and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	March 31, 2025 Effective Stated Rate	Stated Maturity
Subordinated debentures:	(dollars in thousands)
TFC Trust	December 22, 2006	$5,155	$1,075	$4,080	Three-month CME Term SOFR plus 0.26% (a) plus 1.65%	6.21%	March 15, 2037
FAIC Trust	December 15, 2004	7,217	746	6,471	Three-month CME Term SOFR plus 0.26% (a) plus 2.25%	6.81%	December 15, 2034
PGBH Trust	December 15, 2004	5,155	495	4,660	Three-month CME Term SOFR plus 0.26% (a) plus 2.10%	6.66%	December 15, 2034
Total		$17,527	$2,316	$15,211
(a)	Represents applicable tenor spread adjustment when the original LIBOR index was discontinued on September 30, 2023.

At March 31, 2025, we were in compliance with all covenants under our long-term debt agreements and subordinated debt.

The Company maintains the TFC Statutory Trust ("TFC Trust"), which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). The TFC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 6.21% as of March 31, 2025 and 6.27% at December 31, 2024.

The Company maintains the First American International Statutory Trust I ("FAIC Trust"), which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). The FAIC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 6.81% as of March 31, 2025 and 6.87% at December 31, 2024.

The Company maintains the Pacific Global Bank Trust I ("PGBH Trust"), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. The PGBH subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 6.66% as of March 31, 2025 and 6.72% at December 31, 2024.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and preferred stock and changes in accumulated other comprehensive income, net of taxes, from AFS investment securities.

Shareholders’ equity increased $2.4 million, or 0.48%, to $510.3 million as of March 31, 2025 from $507.9 million at December 31, 2024. The increase in shareholders' equity for the first quarter of 2025 was due to lower net unrealized losses on AFS securities of $3.0 million, net income of $2.3 million and equity compensation activity of $43,000, offset by common stock cash dividends paid of $2.9 million. As a result, book value per share increased to $28.77 from $28.66 at December 31, 2024 and tangible book value per share increased to $24.63 from $24.51 at December 31, 2024. For additional information, see "Non-GAAP Financial Measures."

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

Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis. Our wholesale funding ratio was 9.8% at March 31, 2025 compared to 10.7% at December 31, 2024.

We have sufficient capital and do not anticipate any need for additional liquidity sources as of March 31, 2025. As of March 31, 2025, we had $97.0 million of unsecured federal funds lines, with no amounts advanced against the lines. At December 31, 2024, we had $97.0 million of unsecured federal funds lines, with no advances drawn. In addition, secured lines of credit from the Federal Reserve Discount Window were $59.7 million at March 31, 2025 and $47.2 million at December 31, 2024. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $79.7 million as of March 31, 2025 and $62.5 million as of December 31, 2024. We did not have any borrowings outstanding with the Federal Reserve at March 31, 2025 and December 31, 2024, and our borrowing capacity is limited only by eligible collateral.

At March 31, 2025 and December 31, 2024, we had $160.0 million and $200.0 million in FHLB advances. Based on the values of loans pledged as collateral, we had $936.0 million of remaining secured borrowing capacity with the FHLB as of March 31, 2025 and $1.1 billion at December 31, 2024.

RBB is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. RBB’s main source of funding is dividends declared and paid to RBB by the Bank and RAM. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to RBB. Management believes that these limitations will not impact our ability to meet our ongoing short-term cash obligations. During the three months ended March 31, 2025, the Bank paid no dividends to Bancorp and paid $20.0 million during the year ended December 31, 2024. We paid $2.9 million in cash dividends on common stock during the three months ended March 31, 2025 and $11.7 million in cash dividends on common stock throughout the year ended December 31, 2024. At March 31, 2025, Bancorp had $26.1 million in cash, of which $25.3 million was on deposit at the Bank.

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

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations including the capital conservation buffer as of the dates reflected. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. We exceeded all regulatory capital requirements under Basel III and were considered to be "well-capitalized" at March 31, 2025 and December 31, 2024.

The table below presents the capital requirements applicable to Bancorp and the Bank in order to be considered “well-capitalized” from a regulatory perspective, and the capital ratios for the consolidated Company and Bank as of March 31, 2025 and December 31, 2024.

	Ratio at March 31, 2025	Ratio at December 31, 2024	Regulatory Capital Ratio Requirements	Minimum Requirement for "Basel III Capital Conservation Buffer"	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	12.07%	11.92%	4.00%	4.00%	5.00%
Bank	14.27%	13.96%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio (1)
Consolidated	17.87%	17.94%	4.50%	7.00%	6.50%
Bank	21.84%	21.74%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	18.45%	18.52%	6.00%	8.50%	8.00%
Bank	21.84%	21.74%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	24.42%	24.49%	8.00%	10.50%	10.00%
Bank	23.10%	22.99%	8.00%	10.50%	10.00%

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at March 31, 2025:

	Payments Due
	Within	One to	Over Three to	After Five
	One Year	Three Years	Five Years	Years	Total
	(dollars in thousands)
Deposits without a stated maturity:	$1,249,421	$—	$—	$—	$1,249,421
Time deposits	1,869,537	23,670	—	—	1,893,207
FHLB advances (1)	160,000	—	—	—	160,000
Long-term debt	—	—	—	119,624	119,624
Subordinated debentures	—	—	—	15,211	15,211
Leases	5,391	11,534	6,693	7,663	31,281
Total contractual obligations	$3,284,349	$35,204	$6,693	$142,498	$3,468,744
(1)	See "FHLB Borrowings" for the structure of FHLB advances that are callable by FHLB within one year, however final stated maturities range from 3.5 to 6 years as of March 31, 2025.

Off-Balance Sheet Arrangements

We have limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

In the ordinary course of business, we enter into financial commitments to meet the financing needs of our customers. These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit. Those instruments involve to varying degrees of credit and interest rate risk in excess of the amount recognized in the ACL in the consolidated balance sheets. Such off-balance sheet commitments totaled $152.3 million as of March 31, 2025 and $175.5 million as of December 31, 2024.

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

In addition, we invest in various affordable housing partnerships and Small Business Investment Company funds. Pursuant to these investments, we commit to an investment amount to be fulfilled in future periods. Such unfunded commitments totaled $5.7 million as of March 31, 2025 and $5.7 million as of December 31, 2024.

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

	March 31, 2025	December 31, 2024	March 31, 2024
Tangible Common Equity Ratios:	(dollars in thousands)
Tangible common equity:
Total shareholders' equity	$510,306	$507,877	$513,986
Adjustments
Goodwill	(71,498)	(71,498)	(71,498)
Core deposit intangible	(1,839)	(2,011)	(2,594)
Tangible common equity	$436,969	$434,368	$439,894
Tangible assets:
Total assets-GAAP	$4,009,400	$3,992,477	$3,878,006
Adjustments
Goodwill	(71,498)	(71,498)	(71,498)
Core deposit intangible	(1,839)	(2,011)	(2,594)
Tangible assets	$3,936,063	$3,918,968	$3,803,914
Common shares outstanding	17,738,628	17,720,416	18,578,132
Common equity to assets ratio	12.73%	12.72%	13.25%
Book value per share	$28.77	$28.66	$27.67
Tangible common equity to tangible assets ratio	11.10%	11.08%	11.56%
Tangible book value per share	$24.63	$24.51	$23.68

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

	For the Three Months Ended
	March 31, 2025	December 31, 2024	March 31, 2024
Return on average tangible common equity:	(dollars in thousands)
Net income available to common shareholders	$2,290	$4,385	$8,036
Average shareholders' equity	512,262	512,208	512,787
Adjustments:
Average goodwill	(71,498)	(71,498)	(71,498)
Average core deposit intangible	(1,951)	(2,129)	(2,726)
Adjusted average tangible common equity	$438,813	$438,581	$438,563
Return on average tangible common equity	2.12%	3.98%	7.37%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
March 31, 2025	(dollars in thousands)
Dollar change	$11,606	$6,475	$2,913	$(877)	$(2,267)	$(3,658)
Percent change	10.29%	5.74%	2.58%	(0.78%)	(2.01%)	(3.24%)
December 31, 2024
Dollar change	$12,278	$6,776	$2,810	$(960)	$(2,321)	$(3,612)
Percent change	10.73%	5.92%	2.46%	(0.84%)	(2.03%)	(3.16%)

At March 31, 2025, our NII at Risk profile is liability sensitive. This is directionally consistent with our profile at December 31, 2024. For the up rate scenarios, we are more liability sensitive. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The NII at Risk results are within board policy limits.

	Economic Value of Equity Sensitivity
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
March 31, 2025	(dollars in thousands)
Dollar change	$(77,065)	$(44,386)	$(18,237)	$10,354	$(2,420)	$(33,746)
Percent change	(11.92%)	(6.86%)	(2.80%)	1.60%	(0.37%)	(5.22%)
December 31, 2024
Dollar change	$(25,835)	$3,288	$11,486	$(19,175)	$(46,186)	$(80,285)
Percent change	(3.84%)	0.49%	1.71%	(2.85%)	(6.86%)	(11.93%)

At March 31, 2025, the EVE position is projected to generally decrease in the down rate and up rate scenarios. When interest rates rise, fixed rate assets generally lose economic value as these instruments are discounted at a higher rate demonstrating the relative longer asset duration as compared to the overall liability duration. When interest rates decrease, the value of noninterest-bearing deposits also decreases.  In addition, as the down rate shocks become more severe the pace of the increase in the value of loans also slows due to an increase in loan prepayments and the impact of discount rates reaching their floors; this results in a lower EVE position in the down 300 scenario. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The EVE results are within board policy limits.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

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

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of our 2024 Annual Report. The materiality of any risks and uncertainties identified in our Forward Looking Statements contained in this Report or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2 for “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2025, the Company did not repurchase any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR§ 229.408(c).

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

10.1	Agreement and Release of Claims, effective as of February 26, 2025, between RBB Bancorp, Royal Business Bank and Mr. David R. Morris

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: May 12, 2025	/s/ David Morris
David Morris Chief Executive Officer

Date: May 12, 2025	/s/ Lynn Hopkins
Lynn Hopkins Executive Vice President, Chief Financial Officer