Form 10-Q
period 2025-06-30
RBB Bancorp
filed 2025-08-08
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025 or

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

Number of shares of common stock of the registrant: 17,250,827 outstanding as of August 4, 2025.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$27,338	$27,747
Interest-earning deposits with financial institutions	164,514	229,998
Cash and cash equivalents	191,852	257,745
Interest-earning time deposits in other financial institutions	600	600
Securities:
Available for sale	413,142	420,190
Held to maturity (fair value of $3,995 and $4,948 at June 30, 2025 and December 31, 2024)	4,186	5,191
Loans held for sale	—	11,250
Loans held for investment	3,234,695	3,053,230
Allowance for loan losses	(51,014)	(47,729)
Loans held for investment, net of allowance for loan losses	3,183,681	3,005,501

Premises and equipment, net	23,945	24,601
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Net deferred tax assets	17,506	19,055
Cash surrender value of bank owned life insurance (BOLI)	61,111	60,296
Goodwill	71,498	71,498
Servicing assets	6,482	6,985
Core deposit intangibles	1,667	2,011
Right-of-use assets - operating leases	25,554	28,048
Accrued interest and other assets	73,816	64,506
Total assets	$4,090,040	$3,992,477
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$543,885	$563,012
Savings, NOW and money market accounts	691,679	663,034
Time deposits $250,000 and under	1,010,674	1,007,452
Time deposits over $250,000	941,993	850,291
Total deposits	3,188,231	3,083,789

FHLB advances	180,000	200,000
Long-term debt, net of issuance costs	119,720	119,529
Subordinated debentures, net	15,265	15,156
Lease liabilities - operating leases	27,294	29,705
Accrued interest and other liabilities	41,877	36,421
Total liabilities	3,572,387	3,484,600

Commitments and contingencies - Note 12

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 17,699,091 shares issued and outstanding at June 30, 2025 and 17,720,416 shares issued and outstanding at December 31, 2024	259,863	259,957
Additional paid-in capital	3,579	3,645
Retained earnings	270,152	264,460
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(16,013)	(20,257)
Total shareholders’ equity	517,653	507,877
Total liabilities and shareholders’ equity	$4,090,040	$3,992,477

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

(In thousands, except share amounts)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2025	March 31, 2025	June 30, 2024	2025	2024
Interest and dividend income:
Interest and fees on loans	$47,687	$45,621	$45,320	$93,308	$90,867
Interest on interest-earning deposits	1,750	2,014	3,353	3,764	8,393
Interest on investment securities	4,213	4,136	3,631	8,349	7,242
Dividend income on FHLB stock	324	330	327	654	658
Interest on federal funds sold and other	231	235	255	466	521
Total interest and dividend income	54,205	52,336	52,886	106,541	107,681
Interest expense:
Interest on savings deposits, NOW and money market accounts	4,567	4,468	4,953	9,035	9,431
Interest on time deposits	19,250	19,084	21,850	38,334	45,172
Interest on long-term debt and subordinated debentures	1,634	1,632	1,679	3,266	3,358
Interest on FHLB advances	1,420	989	439	2,409	878
Total interest expense	26,871	26,173	28,921	53,044	58,839
Net interest income before provision for credit losses	27,334	26,163	23,965	53,497	48,842
Provision for credit losses	2,387	6,746	557	9,133	557
Net interest income after provision for credit losses	24,947	19,417	23,408	44,364	48,285
Noninterest income:
Service charges and fees	1,060	1,017	1,064	2,077	2,056
Gain on sale of loans	358	81	451	439	763
Loan servicing income, net of amortization	541	588	579	1,129	1,168
Increase in cash surrender value of life insurance	411	403	385	814	767
Gain on other real estate owned	—	—	292	—	1,016
Other income	6,108	206	717	6,314	1,090
Total noninterest income	8,478	2,295	3,488	10,773	6,860
Noninterest expense:
Salaries and employee benefits	11,080	10,643	9,533	21,723	19,460
Occupancy and equipment expenses	2,377	2,407	2,439	4,784	4,882
Data processing	1,713	1,602	1,466	3,315	2,886
Legal and professional	2,904	1,515	1,260	4,419	2,140
Office expenses	405	408	352	813	708
Marketing and business promotion	212	197	189	409	361
Insurance and regulatory assessments	709	730	981	1,439	1,963
Core deposit intangible	172	172	201	344	402
Other expenses	921	848	703	1,769	1,291
Total noninterest expense	20,493	18,522	17,124	39,015	34,093
Net income before income taxes	12,932	3,190	9,772	16,122	21,052
Income tax expense	3,599	900	2,527	4,499	5,771
Net income	$9,333	$2,290	$7,245	$11,623	$15,281

Net income per share
Basic	$0.53	$0.13	$0.39	$0.66	$0.83
Diluted	$0.52	$0.13	$0.39	$0.65	$0.82

Weighted-average common shares outstanding
Basic	17,746,607	17,727,712	18,375,970	17,737,212	18,488,623
Diluted	17,797,735	17,770,588	18,406,897	17,784,237	18,529,299

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

(In thousands)

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$9,333	$2,290	$7,245	$11,623	$15,281

Other comprehensive income/(loss):
Unrealized gain/(loss) on securities available for sale	1,850	4,272	43	6,122	(2,042)
Related income tax effect	(568)	(1,310)	24	(1,878)	639
Total other comprehensive income/(loss)	1,282	2,962	67	4,244	(1,403)

Total comprehensive income	$10,615	$5,252	$7,312	$15,867	$13,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Loss, net	Total
Balance at March 31, 2025	17,738,628	$260,284	$3,360	$263,885	$72	$(17,295)	$510,306
Net income	—	—	—	9,333	—	—	9,333
Stock-based compensation, net	—	—	925	—	—	—	925
Restricted stock units vested	38,194	632	(643)	—	—	—	(11)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,854)	—	—	(2,854)
Stock options exercised	10,000	234	(63)	—	—	—	171
Repurchase of common stock	(87,731)	(1,287)	—	(212)	—	—	(1,499)
Other comprehensive income, net of taxes	—	—	—	—	—	1,282	1,282
Balance at June 30, 2025	17,699,091	$259,863	$3,579	$270,152	$72	$(16,013)	$517,653

Balance at March 31, 2024	18,578,132	$271,645	$3,348	$259,903	$72	$(20,982)	$513,986
Net income	—	—	—	7,245	—	—	7,245
Stock-based compensation, net	—	—	688	—	—	—	688
Restricted stock units vested	23,962	448	(448)	—	—	—	—
Cash dividends on common stock ($0.16 per share)	—	—	—	(3,010)	—	—	(3,010)
Stock options exercised	28,250	590	(132)	—	—	—	458
Repurchase of common stock	(448,190)	(6,523)	—	(1,620)	—	—	(8,143)
Other comprehensive income, net of taxes	—	—	—	—	—	67	67
Balance at June 30, 2024	18,182,154	$266,160	$3,456	$262,518	$72	$(20,915)	$511,291

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Loss, net	Total
Balance at January 1, 2025	17,720,416	$259,957	$3,645	$264,460	$72	$(20,257)	$507,877
Net income	—	—	—	11,623	—	—	11,623
Stock-based compensation, net	—	—	1,180	—	—	—	1,180
Restricted stock units vested	56,406	959	(1,183)	—	—	—	(224)
Cash dividends on common stock ($0.32 per share)	—	—	—	(5,719)	—	—	(5,719)
Stock options exercised	10,000	234	(63)	—	—	—	171
Repurchase of common stock	(87,731)	(1,287)	—	(212)	—	—	(1,499)
Other comprehensive income, net of taxes	—	—	—	—	—	4,244	4,244
Balance at June 30, 2025	17,699,091	$259,863	$3,579	$270,152	$72	$(16,013)	$517,653

Balance at January 1, 2024	18,609,179	$271,925	$3,623	$255,152	$72	$(19,512)	$511,260
Net income	—	—	—	15,281	—	—	15,281
Stock-based compensation, net	—	—	828	—	—	—	828
Restricted stock units vested	32,200	593	(657)	—	—	—	(64)
Cash dividends on common stock ($0.32 per share)	—	—	—	(5,986)	—	—	(5,986)
Stock options exercised	69,250	1,337	(338)	—	—	—	999
Repurchase of common stock	(528,475)	(7,695)	—	(1,929)	—	—	(9,624)
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,403)	(1,403)
Balance at June 30, 2024	18,182,154	$266,160	$3,456	$262,518	$72	$(20,915)	$511,291

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities
Net income	$11,623	$15,281
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of premises and equipment	941	951
Net accretion of securities, loans, deposits, and other	(1,667)	(2,890)
Amortization of investment in affordable housing tax credits	952	602
Amortization of intangible assets	951	1,173
Amortization of right-of-use asset	2,545	2,494
Change in operating lease liabilities	(2,462)	(2,325)
Provision for credit losses	9,133	557
Stock-based compensation	1,180	828
Deferred tax benefit	(329)	(173)
Gain on sale of loans	(439)	(763)
Gain on sale and transfer of OREO	—	(1,016)
Gain on sale of fixed assets	(42)	—
Increase in cash surrender value of life insurance	(814)	(767)
Loans originated and purchased for sale, net	(1,938)	(20,332)
Proceeds from loans held for sale	8,574	27,758
Other items	1,222	(4,857)
Net cash provided by operating activities	29,430	16,521
Investing activities
Securities available for sale:
Purchases	(110,410)	(222,220)
Maturities, repayments and calls	124,717	215,711
Securities held to maturity:
Maturities, repayments and calls	1,000	—
Net (increase) decrease in other equity securities	(228)	393
Net increase of investment in qualified affordable housing projects	(1,538)	(251)
Net increase in loans	(217,800)	(25,509)
Proceeds from sales of loans originally classified as HFI	24,528	—
Proceeds from sales of OREO	7,526	2,936
Proceeds from sale of fixed assets	42	—
Purchases of premises and equipment	(278)	(298)
Net cash used in investing activities	(172,441)	(29,238)
Financing activities
Net increase in demand deposits and savings accounts	9,518	18,391
Net increase (decrease) in time deposits	94,871	(169,603)
Proceeds from FHLB advances	150,000	—
Repayments of FHLB Advances	(170,000)	—
Cash dividends paid	(5,719)	(5,986)
Restricted stock units vesting	(224)	(64)
Common stock repurchased, net of repurchase costs	(1,499)	(9,624)
Exercise of stock options	171	999
Net cash provided by (used in) financing activities	77,118	(165,887)
Net decrease in cash and cash equivalents	(65,893)	(178,604)
Cash and cash equivalents at beginning of period	257,745	431,373
Cash and cash equivalents at end of period	$191,852	$252,769
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$53,654	$64,426
Taxes paid	2,869	3,771
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	11,696	1,920
Loans transferred to held for sale, net	19,475	7,898
Additions to servicing assets	104	207
Recognition of operating lease right-of-use assets	(51)	(3,221)
Recognition of operating lease liabilities	51	3,221

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

At June 30, 2025, we had total assets of $4.1 billion, total loans of $3.2 billion, total deposits of $3.2 billion and total shareholders' equity of $517.7 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income or shareholders’ equity. The results of operations for the three months and the six months ended June 30, 2025 are not necessarily indicative of the results for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “2024 Annual Report”).

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

Employee Retention Credit Refunds

There is currently no GAAP that explicitly covers accounting for government "grants" to for-profit entities. In the absence of authoritative GAAP guidance, management considered the application of other authoritative accounting guidance by analogy and concluded that the guidance outlined in International Accounting Standard 20 – Accounting for Government Grants and Disclosures of Government Assistance (“IAS 20”) to be the most appropriate analogy for the purpose of recording and classifying the application for and receipt of these types of federal funds. In accordance with IAS 20, the Company recognizes grants once both of the following conditions are met: (1) it is reasonably assured that the Company will comply with the relevant conditions of the grant and (2) it is reasonably assured that the grant will be received. Costs or services paid to third parties assisting in applying for the grant are included in legal and professional services expense.

The Employee Retention Credit (“ERC”) was introduced as part of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in March 2020. The ERC is a refundable tax credit against certain employment taxes equal to 70% of up to $10,000 in qualified wages paid per employee per quarter for quarters in the year ended December 31, 2021. Companies who met the eligibility requirements could have claimed the ERC on an original or adjusted employment tax return for a period related to that year.

The Company filed amended payroll tax returns to claim the ERC for the first and second quarters of 2021, which were the only periods that management concluded that the Company qualified for the ERC. During the quarter ended June 30, 2025, the Company received the ERC refunds, including interest, from the Internal Revenue Service (“IRS”) in the amount of $5.2 million (pre-tax). In addition, the statute of limitations for the IRS to audit the Company’s amended payroll tax filings for the first and second quarters of 2021 (which include the ERC claims) lapsed on April 15, 2025. As such, management concluded that the recognition of the income from the ERC claims was appropriate in the quarter ended June 30, 2025.

Income associated with the Company’s ERC refunds are included in other income on the consolidated statements of income for the three and six months ended June 30, 2025. Upon receipt of the ERC refunds, certain professional and tax advisory costs associated with the assessment of these funds became due and payable. These amounts are recognized within legal and professional expense on the consolidated statements of income for the three and six months ended June 30, 2025. There were no such ERC amounts received or associated costs during the prior quarter in 2025 or the quarter and year to date period ended June 30, 2024.

Recent Accounting Pronouncements

Recently adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segments. The amendments in this Update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis. Amendments in this Update include: a requirement that a public entity provide all annual disclosures about a reportable segment’s profit or loss in its interim period disclosures, disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), disclosure of amounts for other segment items by reportable segment and a description of its composition, clarification that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit or loss, a requirement that a public entity disclose the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss, and a requirement that a public entity that has a single reportable segment provide all the disclosures required by this Update as well as all existing disclosures required in Topic 280. The amendments in this Update were effective for the Company beginning with its 2024 annual financial statement disclosures for the year ended December 31, 2024, and for all interim and annual periods thereafter. We adopted ASU 2023-07 on December 31, 2024 and the adoption did not have a material impact on our consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disaggregated disclosure of income statement expenses within the footnotes to the financial statements for any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other types of depletion services. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The guidance should be applied prospectively with an option to apply it retrospectively for each period presented. Adoption of ASU 2024-03 is not expected to have a material impact on our consolidated financial statements.

NOTE 3 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of investment securities available for sale (“AFS”) and held to maturity (“HTM”) and the corresponding amounts of gross unrealized gains and losses as of the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2025	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$25,088	$104	$(253)	$24,939
SBA agency securities	23,837	155	(166)	23,826
Mortgage-backed securities: residential	71,122	350	(5,375)	66,097
Collateralized mortgage obligations: residential	130,793	724	(10,171)	121,346
Collateralized mortgage obligations: commercial	95,350	187	(2,396)	93,141
Commercial paper	44,771	—	(5)	44,766
Corporate debt securities	32,700	63	(2,545)	30,218
Municipal tax-exempt securities	12,585	—	(3,776)	8,809
Total available for sale	$436,246	$1,583	$(24,687)	$413,142

Held to maturity
Municipal tax-exempt securities	$4,186	$—	$(191)	$3,995
Total held to maturity	$4,186	$—	$(191)	$3,995

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$21,592	$—	$(550)	$21,042
SBA agency securities	27,231	—	(467)	26,764
Mortgage-backed securities: residential	62,351	—	(6,674)	55,677
Collateralized mortgage obligations: residential	117,936	178	(12,638)	105,476
Collateralized mortgage obligations: commercial	94,284	175	(2,803)	91,656
Commercial paper	78,687	1	(3)	78,685
Corporate debt securities	34,733	43	(2,961)	31,815
Municipal tax-exempt securities	12,602	—	(3,527)	9,075
Total available for sale	$449,416	$397	$(29,623)	$420,190

Held to maturity
Municipal taxable securities	$500	$1	$—	$501
Municipal tax-exempt securities	4,691	—	(244)	4,447
Total held to maturity	$5,191	$1	$(244)	$4,948

We pledged investment securities with a fair value of $28.0 million and $23.4 million for certificates of deposit from the State of California at June 30, 2025 and December 31, 2024. One security with a fair value of $43,000 and $48,000 was pledged to secure a local agency deposit at June 30, 2025 and December 31, 2024.

There were no sales of investment securities during the three months ended June 30, 2025, March 31, 2025, and June 30, 2024 and six months ended June 30, 2025 and June 30, 2024.

Accrued interest receivable for investment securities at June 30, 2025 and December 31, 2024 totaled $1.7 million and $1.6 million.

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

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
June 30, 2025	(dollars in thousands)
Government agency securities	$154	$152	$15,052	$14,801	$9,882	$9,986	$—	$—	$25,088	$24,939
SBA agency securities	—	—	5,536	5,484	18,301	18,342	—	—	23,837	23,826
Mortgage-backed securities: residential	—	—	15,982	15,564	55,140	50,533	—	—	71,122	66,097
Collateralized mortgage obligations: residential	3,307	3,362	61,861	60,983	65,625	57,001	—	—	130,793	121,346
Collateralized mortgage obligations: commercial	4,993	4,934	41,040	40,862	49,317	47,345	—	—	95,350	93,141
Commercial paper	44,771	44,766	—	—	—	—	—	—	44,771	44,766
Corporate debt securities	2,017	1,998	12,430	12,139	15,650	14,190	2,603	1,891	32,700	30,218
Municipal tax-exempt securities	—	—	—	—	571	462	12,014	8,347	12,585	8,809
Total AFS	$55,242	$55,212	$151,901	$149,833	$214,486	$197,859	$14,617	$10,238	$436,246	$413,142

Municipal tax-exempt securities	$—	$—	$860	$840	$2,815	$2,653	$511	$502	$4,186	$3,995
Total HTM	$—	$—	$860	$840	$2,815	$2,653	$511	$502	$4,186	$3,995

December 31, 2024
Government agency securities	$90	$88	$11,644	$11,304	$9,858	$9,650	$—	$—	$21,592	$21,042
SBA agency securities	—	—	5,934	5,721	21,297	21,043	—	—	27,231	26,764
Mortgage-backed securities: residential	—	—	8,892	8,099	53,459	47,578	—	—	62,351	55,677
Collateralized mortgage obligations: residential	5,126	5,235	55,015	52,867	57,795	47,374	—	—	117,936	105,476
Collateralized mortgage obligations: commercial	705	704	38,811	38,527	54,768	52,425	—	—	94,284	91,656
Commercial paper	78,687	78,685	—	—	—	—	—	—	78,687	78,685
Corporate debt securities	2,000	1,989	11,886	11,706	18,233	16,250	2,614	1,870	34,733	31,815
Municipal tax-exempt securities	—	—	—	—	—	—	12,602	9,075	12,602	9,075
Total AFS	$86,608	$86,701	$132,182	$128,224	$215,410	$194,320	$15,216	$10,945	$449,416	$420,190

Municipal taxable securities	$500	$501	$—	$—	$—	$—	$—	$—	$500	$501
Municipal tax-exempt securities	—	—	360	347	2,985	2,795	1,346	1,305	4,691	4,447
Total HTM	$500	$501	$360	$347	$2,985	$2,795	$1,346	$1,305	$5,191	$4,948

The following tables show the fair value and gross unrealized losses of our investment securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	Less than Twelve Months			Twelve Months or More			Total
	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances
June 30, 2025	(dollars in thousands)
Government agency securities	$12,156	$(61)	3	$2,798	$(192)	3	$14,954	$(253)	6
SBA agency securities	7,357	(41)	2	1,694	(125)	4	9,051	(166)	6
Mortgage-backed securities: residential	12,540	(190)	2	28,843	(5,185)	15	41,383	(5,375)	17
Collateralized mortgage obligations: residential	5,567	(95)	2	53,450	(10,076)	23	59,017	(10,171)	25
Collateralized mortgage obligations: commercial	22,168	(195)	3	32,057	(2,201)	19	54,225	(2,396)	22
Commercial paper	39,783	(5)	3	—	—	—	39,783	(5)	3
Corporate debt securities	—	—	—	23,897	(2,545)	28	23,897	(2,545)	28
Municipal tax-exempt securities	—	—	—	8,809	(3,776)	11	8,809	(3,776)	11
Total AFS	$99,571	$(587)	15	$151,548	$(24,100)	103	$251,119	$(24,687)	118

Municipal tax-exempt securities	$—	$—	—	$3,995	$(191)	9	$3,995	$(191)	9
Total HTM	$—	$—	—	$3,995	$(191)	9	$3,995	$(191)	9

	Less than Twelve Months			Twelve Months or More			Total
	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances
December 31, 2024	(dollars in thousands)
Government agency securities	$14,620	$(219)	3	$6,422	$(331)	4	$21,042	$(550)	7
SBA agency securities	24,971	(273)	7	1,793	(194)	4	26,764	(467)	11
Mortgage-backed securities: residential	25,479	(578)	5	30,198	(6,096)	15	55,677	(6,674)	20
Collateralized mortgage obligations: residential	36,166	(649)	8	55,255	(11,989)	24	91,421	(12,638)	32
Collateralized mortgage obligations: commercial	35,753	(367)	7	30,114	(2,436)	18	65,867	(2,803)	25
Commercial paper	48,874	(3)	3	—	—	—	48,874	(3)	3
Corporate debt securities	—	—	—	26,035	(2,961)	30	26,035	(2,961)	30
Municipal tax-exempt securities	—	—	—	9,075	(3,527)	11	9,075	(3,527)	11
Total AFS	$185,863	$(2,089)	33	$158,892	$(27,534)	106	$344,755	$(29,623)	139

Municipal tax-exempt securities	$—	$—	—	$4,447	$(244)	10	$4,447	$(244)	10
Total HTM	$—	$—	—	$4,447	$(244)	10	$4,447	$(244)	10

The securities that were in an unrealized loss position at June 30, 2025 and December 31, 2024, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors.

We concluded that the unrealized losses were primarily attributed to yield curve movement. All SBA agency securities, mortgage-backed securities, and collateralized mortgage obligations are issued by government or government sponsored entities and have the support of the U.S. federal government. The issuers have not, to our knowledge, established any cause for default on these securities. We expect to recover the amortized cost basis of our securities and have no present intent to sell and do not expect to be required to sell securities that have declined below their cost before their anticipated recovery. As of June 30, 2025 and December 31, 2024, all of our HTM securities were rated “AA-” or above. Accordingly, no ACL was recorded as of June 30, 2025 and December 31, 2024, against HTM or AFS securities, and there was no provision for credit losses recognized for the three months and six months ended June 30, 2025 and 2024.

Equity Securities - We have several Community Reinvestment Act (“CRA”) equity investments, other bank stocks, and other equity investments. We recorded net gain/(loss) of $94,000, ($35,000), and $88,000 during the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, and net gain of $59,000 and $140,000 during the six months ended June 30, 2025 and 2024. Equity securities (included in “Accrued interest and other assets” in the consolidated balance sheets) were $23.1 million and $22.9 million as of June 30, 2025 and December 31, 2024.

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

The following table presents the balances in our loan held for investment ("HFI") portfolio by loan segment and class as of the dates indicated:

	June 30, 2025	December 31, 2024
Loans HFI: (1)	(dollars in thousands)
Real Estate:
Construction and land development	$157,970	$173,290
Commercial real estate (2)	1,273,442	1,201,420
Single-family residential mortgages	1,603,114	1,494,022
Commercial:
Commercial and industrial	138,263	129,585
SBA	55,984	47,263
Other	5,922	7,650
Total loans HFI	$3,234,695	$3,053,230
Allowance for loan losses	(51,014)	(47,729)
Total loans HFI, net	$3,183,681	$3,005,501
(1)	Net of premiums (discounts) on acquired loans and net deferred (fees) and costs on originated loans.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential loans and non-owner occupied single-family residential loans.

The following table presents a summary of the changes in the ACL for the periods indicated:

	For the Three Months Ended
	June 30, 2025			March 31, 2025			June 30, 2024
	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses
	(dollars in thousands)
Beginning balance	$51,932	$629	$52,561	$47,729	$729	$48,458	$41,688	$671	$42,359
Provision for/(reversal of) credit losses	2,387	—	2,387	6,846	(100)	6,746	604	(47)	557
Charge-offs	(3,339)	—	(3,339)	(2,727)	—	(2,727)	(567)	—	(567)
Recoveries	34	—	34	84	—	84	16	—	16
Ending balance	$51,014	$629	$51,643	$51,932	$629	$52,561	$41,741	$624	$42,365
(1)	Included in “Accrued interest and other liabilities”

	For the Six Months Ended June 30,
	2025			2024
	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses
	(dollars in thousands)
Beginning balance	$47,729	$729	$48,458	$41,903	$640	$42,543
Provision for/(reversal of) credit losses	9,233	(100)	9,133	573	(16)	557
Charge-offs	(6,066)	—	(6,066)	(781)	—	(781)
Recoveries	118	—	118	46	—	46
Ending balance	$51,014	$629	$51,643	$41,741	$624	$42,365
(1)	Included in “Accrued interest and other liabilities”

The following tables present the balance and activity related to the allowance for loan losses (“ALL”) for loans HFI by loan portfolio segment for the periods presented.

	For the Three Months Ended June 30, 2025
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$7,000	$24,200	$18,373	$1,400	$701	$258	$51,932
Provision for/(reversal of) credit losses	971	498	748	94	91	(15)	2,387
Charge-offs	—	(3,275)	(15)	(1)	(1)	(47)	(3,339)
Recoveries	—	—	—	—	—	34	34
Ending allowance balance	$7,971	$21,423	$19,106	$1,493	$791	$230	$51,014

	For the Three Months Ended March 31, 2025
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$6,053	$21,879	$17,518	$1,339	$654	$286	$47,729
Provision for/(reversal of) credit losses	2,193	2,321	2,243	63	47	(21)	6,846
Charge-offs	(1,246)	—	(1,388)	(80)	—	(13)	(2,727)
Recoveries	—	—	—	78	—	6	84
Ending allowance balance	$7,000	$24,200	$18,373	$1,400	$701	$258	$51,932

	For the Three Months Ended June 30, 2024
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$1,311	$18,307	$19,878	$1,294	$735	$163	$41,688
Provision for/(reversal of) credit losses	41	653	(38)	(9)	(60)	17	604
Charge-offs	—	(526)	—	—	—	(41)	(567)
Recoveries	—	—	—	—	—	16	16
Ending allowance balance	$1,352	$18,434	$19,840	$1,285	$675	$155	$41,741

	For the Six Months Ended June 30, 2025
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$6,053	$21,879	$17,518	$1,339	$654	$286	$47,729
Provision for/(reversal of) credit losses	3,164	2,819	2,991	157	138	(36)	9,233
Charge-offs	(1,246)	(3,275)	(1,403)	(81)	(1)	(60)	(6,066)
Recoveries	—	—	—	78	—	40	118
Ending allowance balance	$7,971	$21,423	$19,106	$1,493	$791	$230	$51,014

	For the Six Months Ended June 30, 2024
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$1,219	$17,826	$20,117	$1,348	$1,196	$197	$41,903
Provision for/(reversal of) credit losses	133	1,250	(277)	(61)	(521)	49	573
Charge-offs	—	(642)	—	(3)	—	(136)	(781)
Recoveries	—	—	—	1	—	45	46
Ending allowance balance	$1,352	$18,434	$19,840	$1,285	$675	$155	$41,741

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as commercial real estate (“CRE”) and commercial and industrial (“C&I”) loans. This analysis is performed on an ongoing basis as new information is obtained. We use the following definitions for risk ratings:

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

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable based on facts, conditions, and values that currently exist.

The following tables summarize our loans HFI by loan portfolio segment, risk rating and vintage year as of the dates indicated. The vintage year is the year of origination, renewal or major modification.

	Term Loan by Vintage
June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Construction and land development
Pass	$2,202	$19,302	$8,958	$39,103	$4,049	$1,374	$—	$—	$74,988
Special mention	—	3,284	—	—	—	44,238	—	—	47,522
Substandard	—	—	—	—	26,395	9,065	—	—	35,460
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,202	$22,586	$8,958	$39,103	$30,444	$54,677	$—	$—	$157,970
YTD gross charge-offs	$—	$—	$—	$1,246	$—	$—	$—	$—	$1,246
Commercial real estate
Pass	$110,647	$176,536	$57,085	$400,872	$142,852	$300,199	$—	$—	$1,188,191
Special mention	—	—	—	2,792	28,675	8,469	—	—	39,936
Substandard (1)	5,007	—	—	929	10,202	29,177	—	—	45,315
Doubtful	—	—	—	—	—	—	—	—	—
Total	$115,654	$176,536	$57,085	$404,593	$181,729	$337,845	$—	$—	$1,273,442
YTD gross charge-offs	$—	$—	$—	$—	$—	$3,275	$—	$—	$3,275
Single-family residential mortgages
Pass	$211,935	$142,285	$128,257	$524,575	$216,493	$377,558	$1,111	$—	$1,602,214
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	900	—	—	—	—	900
Doubtful	—	—	—	—	—	—	—	—	—
Total	$211,935	$142,285	$128,257	$525,475	$216,493	$377,558	$1,111	$—	$1,603,114
YTD gross charge-offs	$1	$—	$—	$537	$174	$691	$—	$—	$1,403
Commercial:
Commercial and industrial
Pass	$5,648	$6,253	$1,079	$2,224	$3,136	$6,495	$105,644	$—	$130,479
Special mention	—	—	—	—	—	—	1,576	—	1,576
Substandard	—	—	8	63	—	6,100	37	—	6,208
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,648	$6,253	$1,087	$2,287	$3,136	$12,595	$107,257	$—	$138,263
YTD gross charge-offs	$—	$4	$—	$—	$—	$77	$—	$—	$81
SBA
Pass	$11,152	$4,390	$1,670	$10,779	$9,462	$13,147	$—	$—	$50,600
Special mention	—	2,283	—	—	—	—	—	—	2,283
Substandard	—	65	—	—	481	2,555	—	—	3,101
Doubtful	—	—	—	—	—	—	—	—	—
Total	$11,152	$6,738	$1,670	$10,779	$9,943	$15,702	$—	$—	$55,984
YTD gross charge-offs	$—	$1	$—	$—	$—	$—	$—	$—	$1
Other:
Pass	$—	$—	$103	$1,038	$4,600	$130	$16	$—	$5,887
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	35	—	—	—	35
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$103	$1,038	$4,635	$130	$16	$—	$5,922
YTD gross charge-offs	$—	$—	$—	$—	$60	$—	$—	$—	$60
Total by risk rating:
Pass	$341,584	$348,766	$197,152	$978,591	$380,592	$698,903	$106,771	$—	$3,052,359
Special mention	—	5,567	—	2,792	28,675	52,707	1,576	—	91,317
Substandard (1)	5,007	65	8	1,892	37,113	46,897	37	—	91,019
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$346,591	$354,398	$197,160	$983,275	$446,380	$798,507	$108,384	$—	$3,234,695
Total YTD gross charge-offs	$1	$5	$—	$1,783	$234	$4,043	$—	$—	$6,066

(1) The $5.0 million substandard CRE loan with a 2025 vintage represents a loan originated in 2020, with a collateral short sale in the first quarter of 2025 to a new borrower including an $816,000 reduction in the loan balance.

	Term Loan by Vintage
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Construction and land development
Pass	$62,541	$8,945	$—	$—	$1,370	$65	$—	$—	$72,921
Special mention	—	—	—	—	44,042	—	—	—	44,042
Substandard	—	8,782	—	38,101	9,444	—	—	—	56,327
Doubtful	—	—	—	—	—	—	—	—	—
Total	$62,541	$17,727	$—	$38,101	$54,856	$65	$—	$—	$173,290
YTD gross charge-offs	$—	$—	$1,148	$—	$—	$—	$—	$—	$1,148
Commercial real estate
Pass	$220,623	$58,597	$389,578	$158,188	$157,480	$186,619	$—	$—	$1,171,085
Special mention	—	—	936	10,251	3,040	7,060	—	—	21,287
Substandard	—	—	—	—	1,188	7,860	—	—	9,048
Doubtful	—	—	—	—	—	—	—	—	—
Total	$220,623	$58,597	$390,514	$168,439	$161,708	$201,539	$—	$—	$1,201,420
YTD gross charge-offs	$—	$164	$—	$—	$2,064	$417	$—	$—	$2,645
Single-family residential mortgages
Pass	$159,940	$137,264	$549,525	$225,877	$108,541	$299,553	$1,126	$—	$1,481,826
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,178	1,401	1,858	6,759	—	—	12,196
Doubtful	—	—	—	—	—	—	—	—	—
Total	$159,940	$137,264	$551,703	$227,278	$110,399	$306,312	$1,126	$—	$1,494,022
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial:
Commercial and industrial									—
Pass	$7,304	$1,126	$2,593	$3,991	$2,270	$5,242	$98,878	$—	$121,404
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	70	—	1,317	4,820	1,974	—	8,181
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,304	$1,126	$2,663	$3,991	$3,587	$10,062	$100,852	$—	$129,585
YTD gross charge-offs	$8	$—	$3	$—	$—	$—	$—	$—	$11
SBA
Pass	$6,889	$1,813	$10,855	$9,731	$400	$14,209	$—	$—	$43,897
Special mention	—	—	—	—	—	—	—	—	—
Substandard	65	—	—	334	—	2,967	—	—	3,366
Doubtful	—	—	—	—	—	—	—	—	—
Total	$6,954	$1,813	$10,855	$10,065	$400	$17,176	$—	$—	$47,263
YTD gross charge-offs	$78	$—	$—	$—	$—	$—	$—	$—	$78
Other:
Pass	$—	$130	$1,517	$5,718	$246	$—	$16	$—	$7,627
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	23	—	—	—	—	23
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$130	$1,517	$5,741	$246	$—	$16	$—	$7,650
YTD gross charge-offs	$—	$—	$4	$191	$6	$—	$—	$—	$201
Total by risk rating:
Pass	$457,297	$207,875	$954,068	$403,505	$270,307	$505,688	$100,020	$—	$2,898,760
Special mention	—	—	936	10,251	47,082	7,060	—	—	65,329
Substandard	65	8,782	2,248	39,859	13,807	22,406	1,974	—	89,141
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$457,362	$216,657	$957,252	$453,615	$331,196	$535,154	$101,994	$—	$3,053,230
Total YTD gross charge-offs	$86	$164	$1,155	$191	$2,070	$417	$—	$—	$4,083

The following tables present the aging of the recorded investment in past due loans HFI, by loan segment and class, as of the dates indicated.

	Accruing Loans
June 30, 2025	30-59 Days	60-89 Days	90 Days Or More	Total Past Due (1)	Nonaccrual Loans	Current	Total Loans HFI
Real estate:	(dollars in thousands)
Construction and land development	$—	$—	$—	$—	$35,460	$122,510	$157,970
Commercial real estate	8,962	—	—	8,962	14,359	1,250,121	1,273,442
Single-family residential mortgages (2)	6,292	1,256	—	7,548	900	1,594,666	1,603,114
Commercial:
Commercial and industrial	1	—	—	1	4,819	133,443	138,263
SBA	1,467	—	—	1,467	1,261	53,256	55,984
Other	25	—	—	25	18	5,879	5,922
Total	$16,747	$1,256	$—	$18,003	$56,817	$3,159,875	$3,234,695
(1)	Past due loans exclude nonaccrual loans.
(2)	There were no nonaccrual SFR mortgage loans in the process of foreclosure at June 30, 2025.

	Accruing Loans
December 31, 2024	30-59 Days	60-89 Days	90 Days Or More	Total Past Due (1)	Nonaccrual Loans	Current	Total Loans HFI
Real estate:	(dollars in thousands)
Construction and land development	$—	$11,706	$—	$11,706	$44,621	$116,963	$173,290
Commercial real estate	505	218	—	723	7,353	1,193,344	1,201,420
Single-family residential mortgages (2)	7,173	1,013	—	8,186	11,524	1,474,312	1,494,022
Commercial:
Commercial and industrial	51	64	—	115	4,819	124,651	129,585
SBA	315	1,041	—	1,356	1,514	44,393	47,263
Other	—	—	—	—	12	7,638	7,650
Total	$8,044	$14,042	$—	$22,086	$69,843	$2,961,301	$3,053,230
(1)	Past due loans exclude nonaccrual loans.
(2)	Nonaccrual SFR mortgage loans include $4.4 million of loans in the process of foreclosure.

The following table presents the loans HFI on nonaccrual status and the balance of such loans with no ALL, by loan segment and class, as of the dates indicated:

	June 30, 2025		December 31, 2024
	Nonaccrual Loans		Nonaccrual Loans
	with no		with no
	Allowance		Allowance
	for Loan Loss	Nonaccrual Loans	for Loan Loss	Nonaccrual Loans
Real estate:	(dollars in thousands)
Construction and land development	$9,065	$35,460	$18,226	$44,621
Commercial real estate	10,678	14,359	346	7,353
Single-family residential mortgages	900	900	11,524	11,524
Commercial:
Commercial and industrial	—	4,819	4,708	4,819
SBA	1,261	1,261	1,514	1,514
Other:	—	18	—	12
Total	$21,904	$56,817	$36,318	$69,843

The following tables present the amortized cost basis of individually evaluated collateral-dependent loans, by loan segment and class, and type of collateral which secures such loans as of the dates indicated.

	June 30, 2025
	Commercial Real Estate	Residential Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Construction and land development	$9,065	$26,395	$—	$35,460
Commercial real estate	9,352	—	—	9,352
Single-family residential mortgages	—	900	—	900
Commercial:
Commercial and industrial	—	4,708	111	4,819
SBA	1,111	—	150	1,261
Total loans	$19,528	$32,003	$261	$51,792

	December 31, 2024
	Commercial Real Estate	Residential Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Construction and land development	$18,226	$26,395	$—	$44,621
Commercial real estate	7,131	222	—	7,353
Single-family residential mortgages	—	11,524	—	11,524
Commercial:
Commercial and industrial	—	4,708	111	4,819
SBA	1,323	40	151	1,514
Total loans	$26,680	$42,889	$262	$69,831

No interest income was recognized on a cash basis during the three months ended June 30, 2025, March 31, 2025 and June 30, 2024 and six months ended June 30, 2025 and 2024. We did not recognize any interest income on nonaccrual loans during the three months and six months ended June 30, 2025 and 2024, while the loans were in nonaccrual status.

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

There were loans totaling $8.4 million to borrowers experiencing financial difficulty that were modified during the three and six month periods ended June 30, 2025. There were no loans to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2025 or June 30, 2024, or during the six months ended June 30, 2024. The loan modifications involved a combination of a principal reduction, a reduction in the contractual interest rate, and an extension of the maturity dates. At  June 30, 2025 and December 31, 2024, we had no commitments to lend to borrowers experiencing financial difficulty whose loans were modified during the period.

We closely monitor the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table provides the aging information for loans that were modified over the last 12 months by loan class as of June 30, 2025.

Loan Class	Current (1)	30-89 Days Past Due	90 Days Or More Past Due (2)	Total
	(dollars in thousands)
Construction and land development	$—	$—	$35,460	$35,460
Commercial real estate	13,884	—	—	13,884
Commercial and industrial	4,708	—	—	4,708
Total	$18,592	$—	$35,460	$54,052
(1)	Includes CRE loans totaling $3.7 million and C&I loans totaling $4.7 million which are current in payments, however remain on nonaccrual at June 30, 2025. None of these loans have defaulted on their modified terms in the last 12 months.
(2)	Includes C&D loans totaling $35.5 million which remain on nonaccrual and have defaulted on their modified terms in the last 12 months.

During the three months and six months ended June 30, 2024, there were no defaults of loans that had been modified within the previous 12 months.

NOTE 5 - LOAN SERVICING

The loans being serviced for others are not reported as assets in our consolidated balance sheets. The table below presents the underlying principal balances of the loans serviced for others, by loan portfolio segment, as of the dates indicated:

	June 30,	December 31,
Loans serviced for others:	2025	2024
	(dollars in thousands)
Mortgage loans	$877,300	$922,183
SBA loans	91,866	92,678
Commercial real estate loans	2,438	3,761
Construction loans	8,276	7,315

Servicing income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing assets is net against loan servicing income. Loan servicing income, net of amortization, totaled $541,000, $588,000, and $579,000 for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, and $1.1 million and $1.2 million for the six months ended June 30, 2025 and 2024.

When mortgage and SBA loans are sold with servicing retained, servicing assets are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method, which requires servicing assets to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the assets as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If we later determine that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.

The table below presents the activity in the servicing assets for the periods indicated:

	Three Months Ended
	June 30, 2025		March 31, 2025		June 30, 2024
	Mortgage	SBA	Mortgage	SBA	Mortgage	SBA
	Loans	Loans	Loans	Loans	Loans	Loans
Servicing assets:	(dollars in thousands)
Beginning of period	$5,424	$1,342	$5,656	$1,329	$6,261	$1,533
Additions	24	15	5	62	86	41
Payoffs	(98)	(17)	(81)	(3)	(120)	(25)
Amortization	(167)	(41)	(156)	(46)	(173)	(58)
End of period	$5,183	$1,299	$5,424	$1,342	$6,054	$1,491

	Six Months Ended
	June 30, 2025		June 30, 2024
	Mortgage	SBA	Mortgage	SBA
	Loans	Loans	Loans	Loans
Servicing assets:	(dollars in thousands)
Beginning of period	$5,656	$1,329	$6,509	$1,601
Additions	29	77	129	78
Payoffs	(179)	(20)	(233)	(67)
Amortization	(323)	(87)	(351)	(121)
End of period	$5,183	$1,299	$6,054	$1,491

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

The fair value of servicing assets for mortgage loans was $10.3 million and $11.4 million as of June 30, 2025 and  December 31, 2024. This fair value at June 30, 2025 was determined using an average discount rate of 10.63%, average prepayment speed of 7.57%, depending on the stratification of the specific right, and a weighted-average default rate of 0.13%. This fair value at December 31, 2024 was determined using an average discount rate of 11.16%, average prepayment speed of 7.52%, depending on the stratification of the specific right, and a weighted-average default rate of 0.10%

The fair value of servicing assets for SBA loans was $2.2 million and $2.3 million as of June 30, 2025 and  December 31, 2024. This fair value at June 30, 2025 was determined using an average discount rate of 8.5%, average prepayment speed of 20.42%, depending on the stratification of the specific right, and a weighted-average default rate of 1.66%. This fair value at December 31, 2024 was determined using an average discount rate of 8.5%, average prepayment speed of 19.46%, depending on the stratification of the specific right, and a weighted-average default rate of 1.04%.

NOTE 6 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions is tested for impairment at least annually during the fourth quarter of each year, and more frequently, if events or circumstances indicate the value of goodwill may be impaired. We completed our most recent evaluation of goodwill as of October 1, 2024 and determined that no goodwill impairment existed. Goodwill amounted to $71.5 million at both June 30, 2025 and  December 31, 2024 and is the only intangible asset with an indefinite life on our consolidated balance sheets. There were no triggering events during the three months and the six months ended June 30, 2025 that caused management to evaluate goodwill for a quantitative impairment analysis as of June 30, 2025.

Other intangible assets consist of core deposit intangible (“CDI”) assets arising from whole bank and branch acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. The unamortized balance at June 30, 2025 and December 31, 2024 was $1.7 million and $2.0 million. CDI amortization expense was $172,000, $172,000, and $201,000 for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, and $344,000 and $402,000 for the six months ended June 30, 2025 and 2024.

Estimated CDI amortization expense for future years is as follows:

As of June 30, 2025:	CDI Amortization Expense
(dollars in thousands)
Remainder of 2025	$328
2026	501
2027	417
2028	297
2029	64
Thereafter	60
Total	$1,667

NOTE 7 - DEPOSITS

At June 30, 2025, the scheduled maturities of time deposits are as follows:

	$250,000 and under	Greater than $250,000	Total
Time Deposits Maturities Periods:	(dollars in thousands)
One year or less	$1,003,896	$940,868	$1,944,764
One year to three years	6,304	1,125	7,429
Over three years	474	—	474
Total	$1,010,674	$941,993	$1,952,667

Time deposits include deposits acquired through both retail and wholesale channels. Wholesale channels include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services. Wholesale time deposits totaled $183.8 million at June 30, 2025 and $147.5 million at December 31, 2024. Brokered time deposits were $133.0 million at June 30, 2025 and $93.2 million at December 31, 2024. Collateralized deposits from the State of California totaled $20.0 million at June 30, 2025 and $20.0 million at December 31, 2024. Time deposits acquired through internet listing services totaled $30.8 million at June 30, 2025 and $34.2 million at December 31, 2024.

In addition, we offer retail deposit products where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC insurance limit through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs. Time deposits held through the CDARS program were $120.4 million at June 30, 2025 and $130.6 million at December 31, 2024. ICS deposits totaled $142.8 million at June 30, 2025 and $146.1 million at December 31, 2024.

NOTE 8 - LONG-TERM DEBT

In March 2021, we issued $120.0 million of 4.00% fixed-to-floating rate subordinated notes, with an  April 1, 2031 maturity date (the "2031 Subordinated Notes"). The interest rate is fixed through April 1, 2026 and is scheduled to float at three-month Secured Overnight Financing Rate ("SOFR") plus 329 basis points thereafter. We can redeem the 2031 Subordinated Notes beginning April 1, 2026. The 2031 Subordinated Notes are considered Tier 2 capital at the Company.

          We were in compliance with all covenants under the long-term debt as of June  30, 2025. We recognized interest expense of $1.2 million, $1.2 million, and $1.2 million for the three months ended June  30, 2025, March  31, 2025, and June  30, 2024, and $2.4 million and $2.4 million for the six months ended June 30, 2025 and 2024 on the 2031 Subordinated Notes.

   The table below presents the long-term debt and unamortized debt issuance costs as of the dates indicated:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Principal	$120,000	$120,000
Unamortized debt issuance costs	(280)	(471)
Long-term debt, net of issuance costs	$119,720	$119,529

NOTE 9 - SUBORDINATED DEBENTURES

Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.3 million and $15.2 million as of June 30, 2025 and December 31, 2024. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. We  may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System at 100% of the principal amount, plus accrued and unpaid interest. These subordinated debentures consist of the following at June 30, 2025 and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	June 30, 2025 Effective Stated Rate	Stated Maturity
Subordinated debentures:	(dollars in thousands)
TFC Trust	12/22/2006	$5,155	$1,054	$4,101	Three-month CME Term SOFR plus 0.26% (a) plus 1.65%	6.23%	3/15/2037
FAIC Trust	12/15/2004	7,217	726	6,491	Three-month CME Term SOFR plus 0.26% (a) plus 2.25%	6.83%	12/15/2034
PGBH Trust	12/15/2004	5,155	482	4,673	Three-month CME Term SOFR plus 0.26% (a) plus 2.10%	6.68%	12/15/2034
Total		$17,527	$2,262	$15,265

(a) Represents applicable tenor spread adjustment when the original LIBOR index was discontinued on September 30, 2023.

In 2016, we acquired TFC Statutory Trust (the “TFC Trust”) through the acquisition of Tomato Bank and its holding company, TFC Holding Company. At the close of this acquisition, a $1.9 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $1.1 million at June 30, 2025 and $1.1 million at December 31, 2024. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 6.23% as of June 30, 2025 and 6.27% at December 31, 2024.

In October 2018, we acquired First American International Statutory Trust I (“FAIC Trust”) through the acquisition of First American International Corp. (“FAIC”). At the close of this acquisition, a $1.2 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $726,000 at June 30, 2025 and $765,000 at December 31, 2024. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 6.83% as of June 30, 2025 and 6.87% at December 31, 2024.

In January 2020, we acquired Pacific Global Bank Trust I (“PGBH Trust”) through the acquisition of PGB Holdings, Inc. At the close of this acquisition, a $763,000 valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $482,000 at June 30, 2025 and $507,000 at December 31, 2024. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 6.68% as of June 30, 2025 and 6.72% at December 31, 2024.

We recorded interest expense of $283,000, $282,000, and $329,000 for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, and $565,000 and $658,000 for the six months ended June 30, 2025 and 2024 on the subordinated debentures. The aggregate amount of amortization expense was $55,000 for each of the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, and $110,000 for each of the six months ended June 30, 2025 and 2024.

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

FHLB Secured Line of Credit and Advances. At June 30, 2025, we had a secured borrowing capacity with the FHLB of $1.1 billion collateralized by pledged residential and commercial loans with a carrying value of $1.5 billion. At June 30, 2025, we had no overnight advances and $180.0 million of putable term advances with various call dates at the option of the FHLB. The weighted average rate of the term advances was 3.51% as of June 30, 2025.

At December 31, 2024, we had a secured borrowing capacity with the FHLB of $1.1 billion collateralized by pledged residential and commercial loans with a carrying value of $1.4 billion. At December 31, 2024, we had $200.0 million of outstanding term advances, of which $150.0 million with an average fixed rate of 1.18% matured in the first quarter of 2025 and $50.0 million is a putable advance with a rate of 3.42% that is callable by the FHLB in September 2025, and otherwise has a final maturity in September 2028.

The details of the FHLB term advances outstanding at June 30, 2025 are shown in the table below:

Advance Date	Amount	Rate	Structure	Next Call Date	Final Stated Maturity Date
	(dollars in thousands)
3/12/2025	$20,000	3.34%	Quarterly call, 3 month initial lock out	9/12/2025	3/12/2029
3/12/2025	20,000	3.72%	1 time call, 6 month initial lock out	9/12/2025	3/12/2031
3/14/2025	20,000	3.49%	Quarterly call, 6 month initial lock out	9/15/2025	3/15/2029
9/30/2024	50,000	3.42%	1 time call, 1 year initial lock out	9/29/2025	9/29/2028
5/8/2025	10,000	3.69%	1 time call, 6 month initial lock out	11/10/2025	5/10/2028
5/8/2025	20,000	3.49%	Quarterly call, 6 month initial lock out	11/10/2025	5/10/2028
6/23/2025	10,000	3.64%	1 time call, 6 month initial lock out	12/23/2025	6/23/2028
5/8/2025	20,000	3.52%	Quarterly call, 1 year initial lock out	5/8/2026	5/8/2029
6/23/2025	10,000	3.55%	Quarterly call, 1 year initial lock out	6/23/2026	6/23/2028
Total	$180,000	3.51%

FRB Secured Line of Credit. At June 30, 2025, we had secured borrowing capacity with the FRB of $62.5 million collateralized by pledged loans with a carrying value of $83.2 million.

Federal Funds Arrangements with Commercial Banks. At June 30, 2025, we may borrow on an unsecured basis, up to $97.0 million from other financial institutions.

There were no amounts outstanding under any of the other borrowing arrangements above as of June 30, 2025, except the FHLB term advances of $180.0 million.

NOTE 11 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

We recorded an income tax provision of $3.6 million, $900,000, and $2.5 million, reflecting an effective tax rate of 27.8%, 28.2%, and 25.9% for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, and $4.5 million and $5.8 million, reflecting an effective tax rate of 27.9% and 27.4% for the six months ended June 30, 2025 and 2024.

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

We had the following financial commitments whose contractual amount represents credit risk, as of the dates indicated:

	June 30,	December 31,
	2025	2024
	(dollars in thousands)
Commitments to make loans	$56,927	$84,241
Unused lines of credit	89,876	85,580
Commercial and similar letters of credit	2,213	2,393
Standby letters of credit	5,187	3,293
Total	$154,203	$175,507

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each client's creditworthiness on a case-by-case basis.

We record a liability for lifetime expected losses on off-balance-sheet credit exposure that does not fit the definition of unconditionally cancelable commitments in accordance with ASC 326. We use the loss rate and exposure at default framework to estimate a reserve for unfunded commitments. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default. The reserve for off-balance sheet commitments was $629,000 and $729,000 as of June 30, 2025 and December 31, 2024. We recorded a reversal of the provision for unfunded loan commitments of zero, $100,000, and $47,000 for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024. We recorded a reversal of the provision for unfunded loan commitments of $100,000 and $16,000 for the six months ended June 30, 2025 and 2024.

In addition, we invest in various affordable housing partnerships and Small Business Investment Company funds. Pursuant to these investments, we commit to an investment amount to be fulfilled in future periods. Such unfunded commitments totaled $10.7 million as of June 30, 2025 and $5.7 million as of December 31, 2024.

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

Future minimum rent payments on our leases were as follows as of the date indicated:

As of June 30, 2025
(dollars in thousands)
Remainder of 2025	$2,476
2026	5,854
2027	5,758
2028	4,841
2029	2,674
Thereafter	8,289
Total future minimum lease payments	$29,892
Less amount of payment representing interest	(2,598)
Total present value of lease payments	$27,294

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.5 million, $1.5 million, and $1.5 million for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, and $2.9 million and $2.9 million for the six months ended June 30, 2025 and 2024. The Company received rental income of $158,000, $158,000, and $152,000 for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, and $316,000 and $297,000 for the six months ended June 30, 2025 and 2024.

The following table presents the right-of-use (“ROU”) assets and lease liabilities recorded on our consolidated balance sheet, the weighted-average remaining lease terms and discount rates, as of the dates indicated:

	June 30,	December 31,
	2025	2024
Operating Leases	(dollars in thousands)
ROU assets	$25,554	$28,048
Lease liabilities	27,294	29,705

Weighted-average remaining lease term (in years)	6.28	6.65
Weighted-average discount rate	2.89%	2.83%

NOTE 14 - RELATED PARTY TRANSACTIONS

There were no loans or outstanding loan commitments to any principal officers or directors, or any of their affiliates at June 30, 2025 and December 31, 2024.

Deposits from principal officers, directors, and their affiliates at June 30, 2025 and December 31, 2024 were $44.1 million and $32.5 million.

Certain directors and their affiliates own $6.0 million of RBB's subordinated debentures as of June 30, 2025 and December 31, 2024.

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

Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan

The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the "Amended OSIP") was approved by our board of directors in January 2019 and approved by our shareholders in May 2022. The Amended OSIP was designed to ensure continued availability of equity awards that will assist us in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the Amended OSIP, our board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. We reserved up to 30% of issued and outstanding shares of common stock as of the date we adopted the Amended OSIP, or 3,848,341 shares. As of June 30, 2025, there were 868,747 shares of common stock available for issuance under the Amended OSIP. This represents 4.9% of the issued and outstanding shares of our common stock as of June 30, 2025. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The Amended OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The Amended OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

Stock Options

Compensation expense for stock options was $12,000, $14,000, and $14,000 for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, and $26,000 and $35,000 for the six months ended June 30, 2025 and 2024. Unrecognized stock-based compensation expense related to options was $91,000 and $117,000 as of June 30, 2025 and December 31, 2024. Unrecognized compensation expense related to stock options, as of June 30 2025, is expected to be recognized over the next 1.8 years.

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

The table below presents a summary of our stock options awards and activity as of and for the six months ended June 30, 2025.

	Outstanding Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(dollars in thousands, except for per share data)
Outstanding at beginning of year	174,500	$18.29
Exercised	(10,000)	17.08
Outstanding at end of period	164,500	$18.37	4.82	$35

Options exercisable	146,500	$18.02	4.50	$35

The total fair value of the shares vested was $57,000 and $627,000 during the six months ended June 30, 2025, and 2024. Unvested stock options totaled 18,000 and 27,333 with a weighted average grant date fair value of $6.16 and $6.05, respectively, as of June 30, 2025 and 2024. The decrease of unvested stock options during the six months ended June 30, 2025 was due to 3,333 stock options vested with a weighted average grant date stock price of $21.46.

For the three months ended June 30, 2025 and 2024, the cash received from the exercise of stock options was $171,000 and $458,000 with an intrinsic value of $1,000 and $81,000. For the six months ended June 30, 2025 and 2024, the cash received from the exercise of stock options was $171,000 and $999,000 with an intrinsic value of $1,000 and $260,000.

Restricted Stock Units

We award time-based restricted stock units (“TRSUs”) and performance-based restricted stock units (“PRSUs”), which we also refer to collectively as restricted stock units (“RSUs”). The PRSUs are subject to pre-established performance metrics, which may also include a market condition, that will be measured in the future and subject to oversight and approval by the Board of Director’s Compensation Committee. The TRSUs have original lives ranging from 1 to 4 years and PRSUs have an original life of 3 years. The RSUs granted during the six months ended June 30, 2025 included 14,416 PRSUs with a performance metric subject to a market condition and grant date fair value per share of $11.08.

The recorded compensation expense for RSUs was $537,000, $242,000, and $371,000 for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, and $779,000 and $489,000 for the six months ended June 30, 2025 and 2024. Unrecognized stock-based compensation expense related to RSUs was $2.8 million and $2.3 million as of June 30, 2025 and 2024. As of June 30, 2025, unrecognized stock-based compensation expense related to RSUs is expected to be recognized over the next 2.6 years.

The following table presents RSUs activity during the six months ended June 30, 2025.

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per Share
Outstanding at beginning of year	140,475	$18.33
Granted	138,922	15.70
Vested	(68,859)	17.90
Forfeited/cancelled	(3,011)	17.75
Outstanding at end of period	207,527	$16.72

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At June 30, 2025, the Company and the Bank were in compliance with the capital conservation buffer requirements. If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, we have elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes, at June 30, 2025 and December 31, 2024, we satisfied all capital adequacy requirements to which we were subject.

The following tables set forth RBB’s consolidated and the Bank’s capital amounts and ratios and related regulatory requirements as of the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of June 30, 2025:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$475,662	12.04%	$158,083	4.0%	$197,604	5.0%
Bank	521,087	13.20%	157,853	4.0%	197,317	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$460,855	17.61%	$117,789	4.5%	$170,140	6.5%
Bank	521,087	19.96%	117,505	4.5%	169,730	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$475,662	18.17%	$157,052	6.0%	$209,403	8.0%
Bank	521,087	19.96%	156,674	6.0%	208,898	8.0%
Total Risk-Based Capital Ratio
Consolidated	$628,335	24.00%	$209,403	8.0%	$261,754	10.0%
Bank	553,962	21.21%	208,898	8.0%	261,123	10.0%

(1) These ratios are exclusive of the 2.5% capital conservation buffer.

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2024:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$469,785	11.92%	$157,660	4.0%	$197,075	5.0%
Bank	549,889	13.96%	157,529	4.0%	196,912	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$455,084	17.94%	$114,133	4.5%	$164,859	6.5%
Bank	549,889	21.74%	113,843	4.5%	164,440	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$469,785	18.52%	$152,178	6.0%	$202,903	8.0%
Bank	549,889	21.74%	151,791	6.0%	202,388	8.0%
Total Risk-Based Capital Ratio
Consolidated	$621,225	24.49%	$202,903	8.0%	$253,629	10.0%
Bank	581,720	22.99%	202,388	8.0%	252,985	10.0%

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis or on a non-recurring basis as of the dates indicated:

	Fair Value Measurements Using:
June 30, 2025	Level 1	Level 2	Level 3	Total
Assets measured at fair value:	(dollars in thousands)
On a recurring basis:
Securities available for sale
Government agency securities	$—	$24,939	$—	$24,939
SBA agency securities	—	23,826	—	23,826
Mortgage-backed securities	—	66,097	—	66,097
Collateralized mortgage obligations	—	214,487	—	214,487
Commercial paper	—	44,766	—	44,766
Corporate debt securities	—	30,218	—	30,218
Municipal securities	—	8,809	—	8,809
Interest rate lock contracts (1)	—	—	17	17
	$—	$413,142	$17	$413,159
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Construction and land development loans	$—	$—	$19,826	$19,826
Commercial real estate loans	—	—	3,010	3,010
Commercial and industrial loans	—	—	4,708	4,708
SBA loans	—	—	65	65
Other real estate owned (1)	—	—	4,170	4,170
	$—	$—	$31,779	$31,779

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$21,042	$—	$21,042
SBA agency securities	—	26,764	—	26,764
Mortgage-backed securities	—	55,677	—	55,677
Collateralized mortgage obligations	—	197,132	—	197,132
Commercial paper	—	78,685	—	78,685
Corporate debt securities	—	31,815	—	31,815
Municipal securities	—	9,075	—	9,075
	$—	$420,190	$—	$420,190
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Construction and land development loans	$—	$—	$30,676	$30,676
Commercial real estate loans	—	—	4,751	4,751
SBA loans	—	—	66	66
	$—	$—	$35,493	$35,493

The fair value of assets evaluated on a non-recurring basis is based on third party appraisals, including adjustments to comparable market data as summarized in the table below.

June 30, 2025	Fair Value	Valuation Techniques	Unobservable Input(s)	Range
Collateral dependent loans:	(dollars in thousands)
Construction and land development loans	$19,826	Market approach	Adjustments (1)	9% to 23%
Commercial real estate loans (2)	3,010	Market approach	Adjustments (1)	(41%) to 4%
Commercial and industrial loans (2)	4,708	Market approach	Adjustments (1)	(20%) to 20%
SBA loans	65	Market approach	Adjustments (1)	(4%) to 11%
Other Real Estate Owned (3)	4,170	Market approach	Adjustments (1)	(10%) to 21%
Total	$31,779

(1) Represents the minimum and maximum range of adjustments made by appraisers for differences in comparable sales.

(2) Collateral includes single family and commercial real estate.

(3) Included in “Accrued interest and other assets” on the consolidated balance sheets.

December 31, 2024	Fair Value	Valuation Techniques	Unobservable Input(s)	Range
Collateral dependent loans:	(dollars in thousands)
Construction and land development loans	$ 30,676	Market approach	Adjustments (2)	(19%) to 5%
Commercial real estate loans (1)	4,751	Market approach	Adjustments (2)	(41%) to 4%
SBA loans	66	Market approach	Adjustments (2)	(4%) to 11%
Total	$ 35,493

(1) Collateral includes single family and commercial real estate.

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

The fair value hierarchy level and estimated fair value of significant financial instruments as of the dates indicated are summarized as follows:

		June 30, 2025		December 31, 2024
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
Financial Assets:	(dollars in thousands)
Cash and due from banks	Level 1	$191,852	$191,852	$257,745	$257,745
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities – AFS	Level 2	413,142	413,142	420,190	420,190
Investment securities – HTM	Level 2	4,186	3,995	5,191	4,948
Loans held for sale	Level 2	—	—	11,250	11,250
Loans, net	Level 3	3,183,681	3,127,634	3,005,501	2,942,026
Equity securities (1)	Level 3	23,109	23,109	22,944	22,944
Investment in FHLB stock	Level 2	15,000	15,000	15,000	15,000
Servicing assets	Level 3	6,482	12,517	6,985	13,761
Accrued interest receivable (1)	Level 1/2/3	15,363	15,363	14,582	14,582

		Notional	Fair	Notional	Fair
Derivative assets:		Value	Value	Value	Value
Interest rate lock contracts (1)	Level 3	$936	$17	$—	$—

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,188,231	$3,185,653	$3,083,789	$3,078,409
FHLB advances	Level 3	180,000	173,205	200,000	198,783
Long-term debt	Level 3	119,720	111,978	119,529	109,463
Subordinated debentures	Level 3	15,265	15,118	15,156	14,975
Accrued interest payable	Level 2/3	7,286	7,286	7,950	7,950

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

NOTE 18 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute earnings per share (“EPS”) for the periods indicated:

	For the Three Months Ended
	June 30, 2025		March 31, 2025		June 30, 2024
	Income	Shares	Income	Shares	Income	Shares
	(dollars in thousands except per share data)
Net income	$9,333		$2,290		$7,245
Shares outstanding		17,699,091		17,738,628		18,182,154
Impact of weighting shares		47,516		(10,916)		193,816
Used in basic EPS	9,333	17,746,607	2,290	17,727,712	7,245	18,375,970
Dilutive effect of outstanding
Stock options		1,637		5,220		5,836
Restricted stock units		38,068		29,586		24,295
Performance stock units		11,423		8,070		796
Used in dilutive EPS	$9,333	17,797,735	$2,290	17,770,588	$7,245	18,406,897

Basic earnings per common share	$0.53		$0.13		$0.39
Diluted earnings per common share	$0.52		$0.13		$0.39

	For the Six Months Ended June 30,
	2025		2024
	Income	Shares	Income	Shares
	(dollars in thousands except per share data)
Net income	$11,623		$15,281
Shares outstanding		17,699,091		18,182,154
Impact of weighting shares		38,121		306,469
Used in basic EPS	11,623	17,737,212	15,281	18,488,623
Dilutive effect of outstanding
Stock options		3,419		8,495
Restricted stock units		33,850		31,477
Performance stock units		9,756		704
Used in dilutive EPS	$11,623	17,784,237	$15,281	18,529,299

Basic earnings per common share	$0.66		$0.83
Diluted earnings per common share	$0.65		$0.82

Options to purchase 155,500, 57,500, and 115,500 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, respectively, because their effect would have been anti-dilutive. Options to purchase 106,771 and 169,000 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2025 and 2024, respectively, because their effect would have been anti-dilutive. There were 14,999, 3,067, and 18,639 anti-dilutive unvested RSUs outstanding for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, and 9,066 and 10,822 anti-dilutive unvested RSUs outstanding for the six months ended June 30, 2025 and 2024.

NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC Topic 606 for the periods indicated:

	For the Three Months Ended			For the Six Months Ended June 30,
	June 30, 2025	March 31, 2025	June 30, 2024	2025	2024
Noninterest income, in scope	(dollars in thousands)
Fees and service charges on deposit accounts	$475	$474	$490	$949	$947
Other fees (1)	321	96	221	417	408
Other income (2)	585	543	574	1,128	1,109
Gain on sale of OREO	—	—	292	—	456
Total in-scope noninterest income	1,381	1,113	1,577	2,494	2,920
Noninterest income, not in scope (3)	7,097	1,182	1,911	8,279	3,940
Total noninterest income	$8,478	$2,295	$3,488	$10,773	$6,860

(1)	Other fees consist of wealth management fees, miscellaneous loan fees and postage/courier fees.
(2)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, and OREO income.
(3)

Noninterest income outside the scope of ASC 606 primarily represents: net loan servicing income, letter of credit commissions, import/export commissions, BOLI income, gains (losses) on sales of loans and fixed assets, income from equity investments, gain on transfer to OREO, recoveries on loans acquired in a business combination, Bank Enterprise Award, and the ERC.

Revenue recognized in the table above reflects amounts from contracts with customers as defined in ASC 606. Other sources of income, such as government grant programs including the ERC, are not in the scope of ASC 606 and are discussed in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies.

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

Segment performance is evaluated using consolidated net income, total assets, total loans, and total deposits. Information reported internally for performance assessment by the CODM follows:

	For the Three Months Ended			For the Six Months Ended June 30,
	June 30, 2025	March 31, 2025	June 30, 2024	2025	2024
Banking Segment	(dollars in thousands)
Interest and dividend income	$54,205	$52,336	$52,886	$106,541	$107,681

Reconciliation of revenue
Other revenues	8,478	2,295	3,488	10,773	6,860
Total consolidated revenues	$62,683	$54,631	$56,374	$117,314	$114,541

Less:
Interest expense	26,871	26,173	28,921	53,044	58,839
Segment net interest income and noninterest income	$35,812	$28,458	$27,453	$64,270	$55,702
Less:
Provision for credit losses	2,387	6,746	557	9,133	557
Salaries and benefits expense	11,080	10,643	9,533	21,723	19,460
Other segment items (1)	9,413	7,879	7,591	17,292	14,633
Income tax expense	3,599	900	2,527	4,499	5,771
Consolidated net income	$9,333	$2,290	$7,245	$11,623	$15,281

Total Assets	$4,090,040	$4,009,400	$3,868,186	$4,090,040	$3,868,186
Total Loans	$3,234,695	$3,143,718	$3,050,858	$3,234,695	$3,050,858
Total Deposits	$3,188,231	$3,142,628	$3,023,605	$3,188,231	$3,023,605

(1) Other segment items include expenses for occupancy and equipment, data processing, legal and professional, office, marketing and business promotion, insurance and regulatory assessments, core deposit premium amortization and other expenses.

NOTE 21 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

 At June 30, 2025 and December 31, 2024, investments in qualified affordable housing projects totaled $15.6 million and $10.1 million. These balances are reflected in accrued interest and other assets on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $9.8 million at June 30, 2025 and $4.8 million at December 31, 2024. We expect to fulfill these commitments between 2025 and 2041.

During the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, we recognized tax credits from these investments totaling $515,000, $397,000, and $285,000. During the six months ended June 30, 2025 and 2024, we recognized tax credits from these investments totaling $912,000 and $570,000. We had no impairment losses during each of the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, or the six months ended June 30, 2025 and 2024. The amortization of these investments was also included within income tax expense as an offset to such tax credits. During the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, we recognized amortization expense of $533,000, $419,000, and $301,000.During the six months ended June 30, 2025 and 2024, we recognized amortization expense of $952,000 and $602,000.

NOTE 22 - Repurchase of common stock

On May 29, 2025, the Board of Directors authorized the repurchase of up to $18.0 million of common stock through June 30, 2026, of which $16.5 million were available as of June 30, 2025. We repurchased 87,731 shares at a weighted average share price of $17.04 during the second quarter of 2025.

NOTE 23 - SUBSEQUENT EVENTS

On July 21, 2025, we announced the Board of Directors had declared a common stock cash dividend of $0.16 per share, payable on August 12, 2025 to common shareholders of record as of July 31, 2025.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	the effectiveness of the Company's internal control over financial reporting and disclosure controls and procedures;
●	the potential for material weaknesses in the Company's internal controls over financial reporting or other potential control deficiencies of which the Company is not currently aware or which have not been detected;
●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the United States (“U.S.”) federal budget or debt or turbulence or uncertainly in domestic or foreign financial markets;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments;
●	possible additional provisions for credit losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	failure to comply with debt covenants;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	the effects of having concentrations in our loan portfolio, including commercial real estate and the risks of geographic and industry concentrations;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	severe weather, natural disasters, earthquakes, fires, including direct and indirect costs and impacts on clients, the Company and its employees from the January 2025 Los Angeles county wildfires;

●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, conflict in the Middle East, and increasing tensions between China and Taiwan, which could impact business and economic conditions in the U.S. and abroad;
●	tariffs, trade policies, and related tensions, which could impact our clients, specific industry sectors, and/or broader economic conditions and financial market;
●	public health crises and pandemics, and their effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;
●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
●	cybersecurity threats and the cost of defending against them;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in tax laws and regulations;
●	the impact of governmental efforts to restructure the U.S. financial regulatory system and increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act;
●	the impact of changes in the Federal Deposit Insurance Corporation (“FDIC”) insurance assessment rate and the rules and regulations related to the calculation of the FDIC insurance assessments;
●	the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters;
●	fluctuations in our stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	our ability to raise additional capital, if needed, and the potential resulting dilution of interests of holders of our common stock;
●	the soundness of other financial institutions and our ongoing relations with our various federal and state regulators, including the SEC, FDIC, FRB, California Department of Financial Protection and Innovation and Consumer Financial Protection Bureau; and
●	our success at managing the risks involved in the foregoing items.

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

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of generally accepted accounting principles in the U.S. (“GAAP”) in the preparation of our financial statements. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting policies consist of the allowance for credit losses on loans held for investment, goodwill and income taxes. Please see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 (our "2024 Annual Report") for additional discussion concerning these critical accounting policies. Also, our significant accounting policies are described in greater detail in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to the audited consolidated financial statements included in our 2024 Annual Report, and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Allowance for Credit Losses (ACL)

A sensitivity analysis of our ACL was performed as of June 30, 2025. Based on this sensitivity analysis, a 25% increase in the prepayment speed on loans would result in a $1.2 million, or 2.40%, decrease to the ACL. A 25% decrease in prepayment speed on loans would result in a $1.8 million, or 3.58%, increase to the ACL. Additionally, a one percentage point increase in the unemployment rate would result in a $1.2 million, or 2.42%, increase to the ACL and a one percentage point decrease in the unemployment rate would result in a $1.0 million, or 1.84%, decrease to the ACL. Management reviews the results using the comparison scenario for sensitivity analysis and considers the results when evaluating the qualitative factor adjustments.

On a quarterly basis, we stress test the qualitative factors, which are lending policy, procedures and strategies, economic conditions, changes in nature and volume of the portfolio, credit and lending staff, problem loan trends, loan review results, collateral value, concentrations and regulatory and business environment by creating two scenarios, a moderate stress scenario and a major stress scenario. In the Moderate Stress scenario, the status of all nine risk factors across all pooled loan types were set at “High-Moderate Risk” while in the Major Stress scenario, the status of all nine risk factors across all pooled loan types were set at “Major Risk.” Under the Moderate Stress scenario, the ACL would increase by $9.3 million, or 18.03%, as of June 30, 2025. Under the Major Stress scenario, the ACL would increase by $25.3 million, or 49.07%, as of June 30, 2025. Management compares the stress test results to our internal forecasts for earnings and capital and has concluded that the Company would remain well capitalized under these stressed scenarios.

For additional information on the policies, methodologies and judgments used to determine the ACL, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our 2024 Annual Report and Note 4 — Loans and Allowance for Credit Losses to the Notes to the consolidated financial statements in this Form 10-Q.

GENERAL

RBB Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned subsidiaries, the Bank and RBB Asset Management Company (“RAM”). RAM was formed to hold and manage problem assets acquired in business combinations. At June 30, 2025, we had total assets of $4.1 billion, gross loans held for investment ("HFI") of $3.2 billion, total deposits of $3.2 billion and total shareholders' equity of $517.7 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB.”

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

OVERVIEW

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of RBB and its wholly owned subsidiaries. This information is intended to facilitate an understanding and assessment of significant changes and trends related to our financial condition and results of operations. This discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our 2024 Annual Report, and the unaudited consolidated financial statements and accompanying notes presented elsewhere in this Report. The financial results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025.

We reported net income of $9.3 million, or $0.52 diluted earnings per share, for the quarter ended June 30, 2025, compared to net income of $2.3 million, or $0.13 diluted earnings per share, for the quarter ended March 31, 2025 and $7.2 million, or $0.39 diluted earnings per share for the quarter ended June 30, 2024. Net income for the second quarter of 2025 included income from an Employee Retention Credit ("ERC") refund of $5.2 million (pre-tax), which was included in other income, offset partially by professional and advisory costs associated with filing and determining eligibility for the ERC totaling $1.2 million (pre-tax), which was included in legal and professional expense in our consolidated statements of income.

The provision for credit losses totaled $2.4 million, $6.8 million and $557 thousand for the quarters ended June 30, 2025, March 31, 2025 and June 30, 2024. The second quarter of 2025 provision for credit losses reflected an increase in general reserves of $1.5 million due mainly to net loan growth, and an increase in a specific reserves of $924,000 related to one lending relationship.

At June 30, 2025, total assets were $4.1 billion, an increase of $97.6 million from December 31, 2024. The increase in total assets was primarily the result of an increase of $181.5 million in gross loans held for investment ("HFI"), to $3.2 billion at June 30, 2025. This increase was partially offset by a decrease of $65.9 million in cash and cash equivalents and a decrease of $11.3 million in loans held for sale ("HFS").

The increase in loans HFI was due to increases in commercial real estate ("CRE") loans of $72.0 million, single family residential ("SFR") mortgages of $109.1 million, commercial and industrial ("C&I") loans of $8.7 million and SBA loans of $8.7 million, partially offset by decreases in construction and land development ("C&D") loans of $15.3 million and other loans of $1.7 million. The gross loan to deposit ratio was 101.5% at June 30, 2025, compared to 99.4% at December 31, 2024 and 100.9% at June 30, 2024.

Total deposits were $3.2 billion at June 30, 2025, an increase of $104.4 million from December 31, 2024. The increase in total deposits was primarily the result of an increase of $123.6 million in interest-bearing deposits. FHLB advances decreased $20.0 million from December 31, 2024 to $180.0 million at June 30, 2025. The overall funding mix for the second quarter of 2025 remained relatively unchanged from the first quarter of 2025 with total deposits representing 91% of interest-bearing liabilities and average noninterest-bearing deposits representing 17% of average total deposits. The all-in average spot rate for total deposits was 2.95% at June 30, 2025.

Nonperforming assets decreased $3.6 million to $61.0 million, or 1.49% of total assets, at June 30, 2025, from $64.6 million, or 1.61% of total assets, at March 31, 2025. The decrease in nonperforming assets was due to $3.3 million in net charge-offs and $1.7 million of payoffs or paydowns, partially offset by the addition of $1.4 million of loans migrating to nonaccrual status in the second quarter of 2025. Loans classified as special mention or substandard increased during the second quarter of 2025 due to downgrades of certain loans and an increase in loans delinquent by 30-89 days.

As of June 30, 2025, the allowance for credit losses totaled $51.6 million, down from $52.6 million at March 31, 2025. The $918,000 decrease in the allowance for credit losses for the second quarter of 2025 was due to net charge-offs of $3.3 million, offset by a $2.4 million provision for credit losses. The allowance for loan losses ("ALL") as a percentage of loans HFI decreased to 1.58% at June 30, 2025, compared to 1.65% at March 31, 2025, due mainly to net charge-offs of amounts included in specific reserves at March 31, 2025. The ALL as a percentage of nonperforming loans HFI was 90% at June 30, 2025, an increase from 86% at March 31, 2025.

Total shareholders' equity was $517.7 million, or $29.25 book value per share at June 30, 2025, compared to $510.3 million, or $28.77 book value per share at March 31, 2025, and $511.3 million, or $28.12 book value per share at June 30, 2024. The increase in shareholders' equity for the second quarter of 2025 was due to net income of $9.3 million, lower net unrealized losses on available for sale securities of $1.3 million and equity compensation activity of $1.1 million, offset by common stock cash dividends paid totaling $2.9 million and common stock repurchases totaling $1.5 million. The increase in shareholders' equity for the last twelve months was due to net income of $23.0 million, lower net unrealized losses on AFS securities of $4.9 million, and equity compensation activity of $2.5 million, offset by common stock repurchases totaling $12.5 million and common stock cash dividends paid totaling $11.5 million. Tangible book value per share increased to $25.11 at June 30, 2025, up from $24.63 at March 31, 2025 and $24.51 at December 31, 2024. We repurchased 87,731 shares during the second quarter of 2025 at an average price of $17.04 per share. For additional information on tangible book value per share, see "Non-GAAP Financial Measures."

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(dollars in thousands, except per share data)
Interest income	$54,205	$52,336	$52,886	$106,541	$107,681
Interest expense	26,871	26,173	28,921	53,044	58,839
Net interest income	27,334	26,163	23,965	53,497	48,842
Provision for credit losses	2,387	6,746	557	9,133	557
Net interest income after provision for credit losses	24,947	19,417	23,408	44,364	48,285
Noninterest income	8,478	2,295	3,488	10,773	6,860
Noninterest expense	20,493	18,522	17,124	39,015	34,093
Income before income taxes	12,932	3,190	9,772	16,122	21,052
Income tax expense	3,599	900	2,527	4,499	5,771
Net income	$9,333	$2,290	$7,245	$11,623	$15,281

Share Data
Earnings per common share (1):
Basic	$0.53	$0.13	$0.39	$0.66	$0.83
Diluted	0.52	0.13	0.39	0.65	0.82
Performance Ratios
Return on average assets, annualized	0.93%	0.24%	0.76%	0.59%	0.79%
Return on average shareholders’ equity, annualized	7.29%	1.81%	5.69%	4.57%	6.00%
Return on average tangible common equity, annualized (2)	8.50%	2.12%	6.65%	5.33%	7.01%
Efficiency ratio (3)	57.22%	65.09%	62.38%	60.70%	61.21%
Tangible common equity to tangible assets (2)	11.07%	11.10%	11.53%	11.07%	11.53%
Tangible book value per share (2)	$25.11	$24.63	$24.06	$25.11	$24.06

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

	Three Months Ended
	June 30, 2025			March 31, 2025			June 30, 2024
	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents (1)	$163,838	$1,980	4.85%	$194,236	$2,249	4.70%	$255,973	3,608	5.67%
FHLB Stock	15,000	324	8.66%	15,000	330	8.92%	15,000	327	8.77%
Securities (2)
Available for sale	399,414	4,189	4.21%	390,178	4,113	4.28%	318,240	3,608	4.56%
Held to maturity	5,028	48	3.83%	5,189	49	3.83%	5,203	46	3.56%
Total loans (3)	3,171,570	47,687	6.03%	3,079,224	45,621	6.01%	3,017,050	45,320	6.04%
Total interest-earning assets	3,754,850	$54,228	5.79%	3,683,827	$52,362	5.76%	3,611,466	$52,909	5.89%
Noninterest-earning assets	254,029			260,508			240,016
Total assets	$4,008,879			$3,944,335			$3,851,482

Interest-bearing liabilities:
NOW	$66,755	$368	2.21%	$61,222	$321	2.13%	$56,081	$276	1.98%
Money market	482,669	3,774	3.14%	463,443	3,625	3.17%	431,559	3,877	3.61%
Saving deposits	141,411	425	1.21%	155,116	522	1.36%	164,913	800	1.95%
Time deposits, less than $250,000	996,249	9,768	3.93%	989,622	10,046	4.12%	1,049,666	12,360	4.74%
Time deposits, $250,000 and over	922,540	9,482	4.12%	864,804	9,038	4.24%	772,255	9,490	4.94%
Total interest-bearing deposits	2,609,624	23,817	3.66%	2,534,207	23,552	3.77%	2,474,474	26,803	4.36%
FHLB advances	159,286	1,420	3.58%	176,833	989	2.27%	150,000	439	1.18%
Long-term debt	119,657	1,296	4.34%	119,562	1,295	4.39%	119,275	1,296	4.37%
Subordinated debentures	15,230	338	8.90%	15,175	337	9.01%	15,011	383	10.26%
Total interest-bearing liabilities	2,903,797	26,871	3.71%	2,845,777	26,173	3.73%	2,758,760	28,921	4.22%
Noninterest-bearing liabilities
Noninterest-bearing deposits	526,113			520,145			529,450
Other noninterest-bearing liabilities	65,278			66,151			51,087
Total noninterest-bearing liabilities	591,391			586,296			580,537
Shareholders' equity	513,691			512,262			512,185
Total liabilities and shareholders' equity	$4,008,879			$3,944,335			$3,851,482
Net interest income / interest rate spreads		$27,357	2.08%		$26,189	2.03%		$23,988	1.67%
Net interest margin			2.92%			2.88%			2.67%

Total cost of deposits	$3,135,737	$23,817	3.05%	$3,054,352	$23,552	3.13%	$3,003,924	$26,803	3.59%
Total cost of funds	$3,429,910	$26,871	3.14%	$3,365,922	$26,173	3.15%	$3,288,210	$28,921	3.54%

(1)	Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and net deferred loan origination fees and costs accounted for as yield adjustments.

	Six Months Ended June 30,
	2025			2024
	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents (1)	$178,953	$4,230	4.77%	$310,476	$8,914	5.77%
FHLB Stock	15,000	654	8.79%	15,000	658	8.82%
Securities: (2)
Available for sale	394,822	8,302	4.24%	319,127	7,197	4.54%
Held to maturity	5,108	97	3.83%	5,205	94	3.63%
Total loans (3)	3,125,652	93,308	6.02%	3,017,737	90,867	6.06%
Total interest-earning assets	3,719,535	$106,591	5.78%	3,667,545	$107,730	5.91%
Total noninterest-earning assets	257,250			243,178
Total average assets	$3,976,785			$3,910,723

Interest-bearing liabilities:
NOW	$64,004	$689	2.17%	$57,513	$574	2.01%
Money market	473,109	7,399	3.15%	421,655	7,403	3.53%
Savings deposits	148,225	947	1.29%	161,070	1,454	1.82%
Time deposits, $250,000 and under	992,954	19,815	4.02%	1,112,735	26,165	4.73%
Time deposits, greater than $250,000	893,832	18,519	4.18%	778,713	19,007	4.91%
Total interest-bearing deposits	2,572,124	47,369	3.71%	2,531,686	54,603	4.34%
FHLB advances	168,011	2,409	2.89%	150,000	878	1.18%
Long-term debt	119,610	2,591	4.37%	119,228	2,591	4.37%
Subordinated debentures	15,203	675	8.95%	14,984	767	10.29%
Total interest-bearing liabilities	2,874,948	53,044	3.72%	2,815,898	58,839	4.20%
Noninterest-bearing liabilities
Noninterest-bearing deposits	523,145			528,898
Other noninterest-bearing liabilities	65,711			53,441
Total noninterest-bearing liabilities	588,856			582,339
Shareholders' equity	512,981			512,486
Total liabilities and shareholders' equity	$3,976,785			$3,910,723
Net interest income / interest rate spreads		$53,547	2.06%		$48,891	1.71%
Net interest margin			2.90%			2.68%

Total cost of deposits	$3,095,269	$47,369	3.09%	$3,060,584	$54,603	3.59%
Total cost of funds	$3,398,093	$53,044	3.15%	$3,344,796	$58,839	3.54%
(1)	Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and net deferred loan origination fees and costs accounted for as yield adjustments.

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

	Three Months Ended June 30, 2025 compared with Three Months Ended March 31, 2025			Three Months Ended June 30, 2025 compared with Three Months Ended June 30, 2024			Six Months Ended June 30, 2025 compared with Six Months Ended June 30, 2024
	Change due to:			Change due to:			Change due to:
	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance
Interest-earning assets:	(dollars in thousands)
Cash and cash equivalents (1)	$(649)	$380	$(269)	$(1,295)	$(333)	$(1,628)	$(3,790)	$(894)	$(4,684)
FHLB Stock	—	(6)	(6)	—	(3)	(3)	—	(4)	(4)
Securities: (2)
Available for sale	372	(296)	76	2,436	(1,855)	581	2,583	(1,478)	1,105
Held to maturity	(1)	—	(1)	(8)	10	2	(5)	8	3
Total loans (3)	1,854	212	2,066	2,902	(535)	2,367	4,148	(1,707)	2,441
Total interest-earning assets	$1,576	$290	$1,866	$4,035	$(2,716)	$1,319	$2,936	$(4,075)	$(1,139)

Interest-bearing liabilities
NOW	$32	$15	$47	$53	$39	$92	$64	$51	$115
Money market	355	(206)	149	1,989	(2,092)	(103)	1,805	(1,809)	(4)
Saving deposits	(45)	(52)	(97)	(114)	(261)	(375)	(116)	(391)	(507)
Time deposits, less than $250,000	442	(720)	(278)	(619)	(1,973)	(2,592)	(2,829)	(3,521)	(6,350)
Time deposits, $250,000 and over	1,830	(1,386)	444	7,490	(7,498)	(8)	5,831	(6,319)	(488)
Total interest-bearing deposits	2,614	(2,349)	265	8,799	(11,785)	(2,986)	4,755	(11,989)	(7,234)
FHLB advances	(599)	1,030	431	26	955	981	106	1,425	1,531
Long-term debt	8	(7)	1	23	(23)	-	-	-	-
Subordinated debentures	8	(7)	1	35	(80)	(45)	32	(124)	(92)
Total interest-bearing liabilities	2,031	(1,333)	698	8,883	(10,933)	(2,050)	4,893	(10,688)	(5,795)
Changes in net interest income	$(455)	$1,623	$1,168	$(4,848)	$8,217	$3,369	$(1,957)	$6,613	$4,656
(1)	Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and net deferred loan origination fees and costs accounted for as yield adjustments.

Net Interest Income/Average Balance Sheet

Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025

Net interest income was $27.3 million for the second quarter of 2025, compared to $26.2 million for the first quarter of 2025. The $1.2 million increase was due to a $1.9 million increase in interest income, offset by a $698,000 increase in interest expense. The increase in interest income was mostly due to a $2.1 million increase in interest and fees on loans. The increase in interest expense was due to a $433,000 increase in interest on borrowings and a $265,000 increase in interest on deposits.

The net interest margin ("NIM") was 2.92% for the second quarter of 2025, an increase of 4 basis points from 2.88% for the first quarter of 2025. The NIM expansion was due to a 3 basis point increase in the yield on average interest-earning assets, combined with a 1 basis point decrease in the overall cost of funds. The yield on average interest-earning assets increased to 5.79% for the second quarter of 2025 from 5.76% for the first quarter of 2025 due mainly to a 2 basis point increase in the yield on average loans to 6.03%. Average loans represented 85% of average interest-earning assets in the second quarter of 2025, as compared to 84% in the first quarter of 2025.

The average cost of funds decreased to 3.14% for the second quarter of 2025 from 3.15% for the first quarter of 2025, driven by an 11 basis point decrease in the average cost of interest-bearing deposits, partially offset by a 75 basis point increase in the average cost of total borrowings. The average cost of interest-bearing deposits decreased to 3.66% for the second quarter of 2025 from 3.77% for the first quarter of 2025. The overall funding mix for the second quarter of 2025 remained relatively unchanged from the first quarter of 2025 with total deposits representing 91% of interest bearing liabilities and average noninterest-bearing deposits representing 17% of average total deposits. The average cost of borrowings increased as the majority of the $150 million in long term FHLB advances that matured during the first quarter of 2025 were replaced at current market rates. The all-in average spot rate for total deposits was 2.95% at June 30, 2025.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net interest income was $27.3 million for the second quarter of 2025, compared to $24.0 million for the second quarter of 2024. The $3.4 million increase in net interest income was due to lower interest expense of $2.1 million and an increase in interest income of $1.3 million. The decrease in interest expense was driven largely by lower rates paid on interest-bearing deposits, partially offset by an increase in the average balance of those interest-bearing deposits. The increase in interest income was primarily due to the increase in the average balances of total loans and securities available for sale, partially offset by a decrease in the average balance of cash and cash equivalents from the same period in 2024.

The $1.3 million increase in interest income was due mostly to a $2.4 million increase in interest income from total loans, of which $2.9 million was attributed to an increase in the average outstanding balances. Average outstanding total loans were $3.2 billion for the quarter ended June 30, 2025, compared to $3.0 billion for the same period in 2024, an increase of $154.5 million due to strong loan growth in 2025. Average loans represented 85% of average interest-earning assets in the second quarter of 2025 compared to 84% in the second quarter of 2024. The impact of the increase in average outstanding total loans was partially offset by a 1 basis point reduction in the average rate earned on total loans to 6.03% for the quarter ended June 30, 2025. The increase in interest income was also the result of an increase in interest income from securities available for sale, attributable to an increase in the average balances outstanding of $81.2 million to $399.4 million for the quarter ended June 30, 2025, partially offset by a reduction of the yield on those securities of 35 basis points. Interest income on cash and cash equivalents decreased by $1.6 million mainly due to a reduction in the average balances outstanding of $92.1 million as cash balances were used to fund loan growth and purchase securities available for sale combined with the impact of an 82 basis point reduction in the average rate earned on those balances.

The $2.1 million decrease in interest expense was due mostly to a $3.0 million decrease in deposit interest expense. The decrease in interest expense on deposits was primarily due to a 70 basis point decrease in the average rates paid on such funds, partially offset by the impact of a $135.2 million increase in average interest-bearing deposits. Interest expense on FHLB advances increased $981,000 due mostly to a higher rate paid on such borrowings as the majority of the $150 million in long term FHLB advances costing 1.18% that matured in the first quarter of 2025 were replaced at current market rates. The cost of FHLB advances increased 240 basis points as certain term advances matured during the first quarter of 2025 and were replaced in the current rate environment.

The NIM was 2.92% for the second quarter of 2025, an increase of 25 basis points from 2.67% for the second quarter of 2024. The increase was primarily due to a 40 basis point decrease in the overall cost of funds to 3.14%, partially offset by a 10 basis point decrease in the yield on interest-earning assets to 5.79% for the second quarter of 2025 from 5.89% for the second quarter of 2024. The decrease in the yield on interest-earning assets was due mainly to lower market rates. The decrease in funding costs was due to the lower cost of interest-bearing deposits in response to lower market rates, offset by a higher average cost for FHLB advances. Average noninterest-bearing deposits totaled $526.1 million, or 17% of total average deposits, for the second quarter of 2025 compared to $529.5 million, or 17.6% of total average deposits, for the second quarter of 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net interest income was $53.5 million for the six months ended June 30, 2025, compared to $48.8 million for the six months ended June 30, 2024. The $4.7 million increase in net interest income was primarily due to a decrease in interest expense of $5.8 million, partially offset by a decrease in interest income of $1.1 million. The decrease in interest expense was primarily due to lower average rates paid on interest-bearing deposits, partially offset by an increase in the cost of FHLB advances. The decrease in interest income was primarily due to lower yields earned on cash and cash equivalents, loans and securities available for sale.

Interest income from cash and cash equivalents decreased by $4.7 million for the six months ended June 30, 2025 compared to the same period in 2024. The decrease was mainly due to a decrease in the yield on cash and cash equivalents from 5.77% for the six months ended June 30, 2024 to 4.77% for the six months ended June 30, 2025 combined with lower average balances of $131.5 million, as cash was used to fund loan growth and to purchase securities available for sale. Interest and fees on total loans increased $2.4 million for the six months ended June 30, 2025 to $93.3 million compared to $90.9 million for the six months ended June 30, 2024 primarily due to a $107.9 million increase in the average balance of total loans outstanding, due to strong loan growth in 2025. For the six months ended June 30, 2025 and 2024, the yield on loans was 6.02% and 6.06%. Interest income on available for sale securities also increased during the six months ended June 30, 2025 primarily due to an increase of $75.7 million in the average outstanding balances.

Interest expense on deposits decreased $7.2 million to $47.4 million for the six months ended June 30, 2025 compared to $54.6 million for the six months ended June 30, 2024. The decrease in interest expense on deposits was primarily due to a decrease in the average rates paid on interest-bearing deposits to 3.71% for the six months ended June 30, 2025 compared to 4.34% for the six months ended June 30, 2024. The decrease in the cost of deposits was partially offset by an increase in average interest-bearing deposits of $40.4 million to $2.6 billion. Average noninterest-bearing deposits decreased $5.8 million to $523.1 million for the first six months of 2025 compared to $528.9 million for the first six months of 2024. Average noninterest-bearing deposits as a percentage of total average deposits were approximately 17% for the first half of 2025 and 2024. Partially offsetting the decrease in interest expense on deposits was an increase in interest expense on FHLB advances of $1.5 million. The increase was mostly due to $150 million in term advances costing 1.18% that matured in the first quarter of 2025 that were replaced at current market rates. The average cost of FHLB advances was 2.89% for the six months ended June 30, 2025 compared to 1.18% for the six months ended June 30, 2024. Interest expense on FHLB advances was also impacted by an $18.0 million increase in the average outstanding balance of advances.

The NIM was 2.90% for the six months ended June 30, 2025, an increase of 22 basis points from 2.68% for the six months ended June 30, 2024. The increase was primarily due to a 39 basis point decrease in the average cost of funds, including a 63 basis point decrease in the cost of average interest-bearing deposits, partially offset by a 13 basis point decrease in the yield on average interest-earning assets, including lower yields on cash and cash equivalents, securities available for sale, and total loans.

Provision for Credit Losses

Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025

The provision for credit losses was $2.4 million for the second quarter of 2025 compared to $6.7 million for the first quarter of 2025. The second quarter of 2025 provision for credit losses was due to an increase in general reserves of $1.5 million due mainly to net loan growth, and an increase in specific reserves of $924,000 related to one lending relationship. The second quarter provision also took into consideration factors such as changes in the outlook for economic conditions and market interest rates, and changes in credit quality metrics, including changes in loans 30-89 days past due, nonperforming loans, and special mention and substandard loans during the period. Net charge-offs of $3.3 million in the second quarter were related to loans which had specific reserves at March 31, 2025. Net charge-offs on an annualized basis represented 0.42% of average loans for the second quarter of 2025 compared to 0.35% for the first quarter of 2025.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The provision for credit losses was $2.4 million for the second quarter of 2025 compared to a $557,000 provision for the second quarter of 2024. The second quarter of 2025 provision increased primarily due to an increase in general reserves due mainly to loan growth and an increase in specific reserves, as previously described. There were $3.3 million in net loan charge-offs in the second quarter of 2025, as compared to $551,000 in net loan charge-offs in the second quarter of 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The provision for credit losses was $9.1 million for the six months ended June 30, 2025 compared to a $557,000 provision for the six months ended June 30, 2024. The provision for the first six months of 2025 was $8.6 million higher than the first six months of 2024 primarily due to increases in net charge-offs of $5.2 million and specific reserves of $1.2 million in the first six months of 2025 as compared to the 2024 period. General reserves also increased during the six months ended June 30, 2025 resulting primarily from loan growth. There were $5.9 million in net loan charge-offs for the six months ended June 30, 2025, as compared to $735,000 in net loan charge-offs for the six months ended June 30, 2024.

Noninterest Income

The following table presents the major components of our noninterest income for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Noninterest income:	(dollars in thousands)
Service charges and fees	$1,060	$1,017	$1,064	$2,077	$2,056
Gain on sale of loans	358	81	451	439	763
Loan servicing income, net of amortization	541	588	579	1,129	1,168
Increase in cash surrender value of life insurance	411	403	385	814	767
Gain on OREO	—	—	292	—	1,016
Other income	6,108	206	717	6,314	1,090
Total noninterest income	$8,478	$2,295	$3,488	$10,773	$6,860

Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025

Noninterest income for the second quarter of 2025 was $8.5 million, an increase of $6.2 million from $2.3 million for the first quarter of 2025. The second quarter of 2025 included other income of $5.2 million for the receipt of ERC funds from the Internal Revenue Service. The ERC was a grant program established under the Coronavirus Aid, Relief, and Economic Security Act in response to the COVID-19 pandemic and these funds relate to qualifying amended payroll tax returns the Company filed for the first and second quarters of 2021. Upon receipt of the ERC funds, certain professional and tax advisory costs associated with the assessment and compilation of the ERC refunds became due and payable. These amounts totaled $1.2 million and are included in legal and professional expense in our consolidated statements of income for the second quarter of 2025. There were no such ERC amounts received or associated costs recognized during the first quarter of 2025.

The second quarter of 2025 also included a higher gain on sale of loans of $277,000 and recoveries associated with fully-charged off loan acquired in a bank acquisition of $350,000, the latter included in other income.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Noninterest income increased $5.0 million to $8.5 million for the second quarter of 2025 from $3.5 million for the same quarter in the prior year. The increase in noninterest income primarily relates to the receipt of the ERC funds of $5.2 million recorded in the second quarter of 2025, discussed above. There were no such ERC amounts received during the quarter ended June 30, 2024. Offsetting this increase was a decrease in gain on OREO of $292,000 during the second quarter of 2025 compared to the same period in the prior year.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Noninterest income increased $3.9 million to $10.8 million for the six months ended June 30, 2025, compared to $6.9 million for the same period in the prior year. The increase was due to the receipt of the ERC funds of $5.2 million in the second quarter of 2025 and included in other income, as discussed above. There were no such ERC amounts received during the six months ended June 30, 2024. This increase in other income was partially offset by a $324,000 decrease in gain on sale of loans and a $1.0 million decrease in OREO-related gains.

The following table presents information on loan servicing income for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Loan servicing income, net of amortization:	(dollars in thousands)
Single-family residential loans	$379	$415	$412	$794	$854
SBA loans	162	173	167	335	314
Total	$541	$588	$579	$1,129	$1,168

As of June 30, 2025, we were servicing SFR mortgage loans for other financial institutions, the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), and SBA loans.

The following table presents loans serviced for others as of the dates indicated:

	As of			June 30, 2025 Compared to
	June 30, 2025	March 31, 2025	June 30, 2024	March 31, 2025	June 30, 2024
Loans serviced:	(dollars in thousands)
Single-family residential loans	$877,300	$894,310	$967,005	$(17,010)	$(89,705)
SBA loans	91,866	94,725	100,958	(2,859)	(9,092)
Commercial real estate loans	2,438	3,746	3,786	(1,308)	(1,348)
Construction loans	8,276	7,881	5,521	395	2,755
Total	$979,880	$1,000,662	$1,077,270	$(20,782)	$(97,390)

The following table presents information on loans sold and the related net gain (loss) on the sale of such loans for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Loans sold:	(dollars in thousands)
SBA	$2,281	$3,742	$4,251	$6,023	$7,659
Single-family residential mortgage (1)	12,080	11,182	13,950	23,262	19,238
Other (2)	—	4,579	—	4,579	—
	$14,361	$19,503	$18,201	$33,864	$26,897
Gain (loss) on sale of loans:
SBA	$98	$156	$266	$254	$486
Single-family residential mortgage	260	8	185	268	277
Other (2)	—	(83)	—	(83)	—
	$358	$81	$451	$439	$763
(1)

SFR mortgage loans sold with servicing rights retained were $1.8 million, $400,000, and $7.0 million for the three months ended June 30, 2025, March 31, 2025 and June 30, 2024. SFR mortgage loans sold with servicing rights retained were $2.2 million and $10.5 million for the six months ended June 30, 2025 and June 30, 2024.

(2)	Other loans sold in the first quarter of 2025 represented nonperforming loans HFS at December 31, 2024.

Noninterest Expense

The following table presents major components of our noninterest expense for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Noninterest expense:	(dollars in thousands)
Salaries and employee benefits	$11,080	$10,643	$9,533	$21,723	$19,460
Occupancy and equipment expenses	2,377	2,407	2,439	4,784	4,882
Data processing	1,713	1,602	1,466	3,315	2,886
Legal and professional	2,904	1,515	1,260	4,419	2,140
Office expenses	405	408	352	813	708
Marketing and business promotion	212	197	189	409	361
Insurance and regulatory assessments	709	730	981	1,439	1,963
Core deposit intangible	172	172	201	344	402
Other expenses	921	848	703	1,769	1,291
Total noninterest expense	$20,493	$18,522	$17,124	$39,015	$34,093

Three Months Ended June 30, 2025 Compared to Three Months Ended March 31, 2025

Noninterest expense for the second quarter of 2025 was $20.5 million, an increase of $2.0 million from $18.5 million for the first quarter of 2025. This increase was mostly due to higher legal and professional expense of $1.4 million, of which $1.2 million was attributed to the aforementioned ERC advisory costs, and a $437,000 increase in salaries and employee benefits expenses. The increase in compensation includes higher incentives related to sustained production levels, the impact of annual pay increases, and approximately $330,000 in costs related to executive management transitions, offset by lower payroll taxes. The annualized noninterest expense to average assets ratio was 2.05% for the second quarter of 2025, up from 1.90% for the first quarter of 2025 due primarily to the $1.2 million ERC advisory costs. The efficiency ratio was 57.22% for the second quarter of 2025, down from 65.09% for the first quarter of 2025 due mostly to higher noninterest income related to the ERC refund, partially offset by higher noninterest expense related to the ERC advisory costs.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Noninterest expense for the second quarter of 2025 was $20.5 million, an increase of $3.4 million compared to $17.1 million for the second quarter of 2024, mainly due to increases in salaries and employee benefits and legal and professional expenses. The increase in salaries and employee benefits expense of $1.5 million was due in part to higher incentives related to sustained production levels, one-time costs related to executive management transitions, and the impact of annual pay increases. The increase in legal and professional expense of $1.6 million was primarily attributable to the aforementioned ERC advisory costs. The efficiency ratio was 57.22%, down from 62.38% for the second quarter of 2024 due mostly to higher noninterest income related to the ERC refund, partially offset by higher noninterest expense related to the ERC advisory costs.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Noninterest expense for the six months ended June 30, 2025 was $39.0 million, an increase of $4.9 million from $34.1 million for the six months ended June 30, 2024. The increase in noninterest expense was primarily due to increases in salaries and employee benefits expense of $2.3 million and legal and professional fees of $2.3 million, as discussed above. These increases were partially offset by a decrease of $524,000 in insurance and regulatory assessments expense. The efficiency ratio was 60.70% for the first half of 2025, down from 61.21% for the first half of 2024 due in part to the impact of the ERC refund and associated advisory costs.

Income Tax Expense

We recorded an income tax provision of $3.6 million, $900,000, and $2.5 million, reflecting an effective tax rate of 27.8%, 28.2%, and 25.9% for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024. We recorded an income tax provision of $4.5 million and $5.8 million, reflecting an effective tax rate of 27.9% and 27.4%, for the six months ended June 30, 2025 and 2024. The second quarter of 2025 income tax provision expense included a discrete adjustment of $379,000 resulting from a change in California tax law during the period. This change in tax law is expected to reduce our annual effective tax rate in future periods.

ANALYSIS OF FINANCIAL CONDITION

Total Assets. At June 30, 2025, total assets were $4.1 billion, an increase of $97.6 million, from total assets of $4.0 billion at December 31, 2024, primarily due to a $181.5 million increase in gross loans HFI, partially offset by a $65.9 million decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $65.9 million, or 25.6%, to $191.9 million as of June 30, 2025 as compared to $257.8 million at December 31, 2024. This decrease in cash and cash equivalents was comprised of $172.4 million used in net investing activities, including a net increase in loans of $217.8 million, offset by a net decrease in AFS securities of $14.3 million and proceeds from loan and OREO sales of $32.1 million; $29.4 million provided by cash from operating activities; and $77.1 million provided by financing activities, with deposit growth of $104.4 million offset by a net decrease in FHLB advances of $20.0 million.

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

	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value	(dollars in thousands)
Government agency securities	$24,939	6.0%	$21,042	4.9%
SBA agency securities	23,826	5.7%	26,764	6.3%
Mortgage-backed securities: residential	66,097	15.9%	55,677	13.1%
Collateralized mortgage obligations: residential	121,346	29.1%	105,476	24.8%
Collateralized mortgage obligations: commercial	93,141	22.3%	91,656	21.5%
Commercial paper	44,766	10.7%	78,685	18.5%
Corporate debt securities (1)	30,218	7.2%	31,815	7.5%
Municipal tax-exempt securities	8,809	2.1%	9,075	2.2%
Total securities, available for sale, at fair value	$413,142	99.0%	$420,190	98.8%
Securities, held to maturity, at amortized cost
Municipal taxable securities	$—	—%	$500	0.1%
Municipal tax-exempt securities	4,186	1.0%	4,691	1.1%
Total securities, held to maturity, at amortized cost	4,186	1.0%	5,191	1.2%
Total securities	$417,328	100.0%	$425,381	100.0%

(1)	Comprised of corporate note securities and financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM as of the dates indicated.

	Amortized	Gross Unrealized	Gross Unrealized	Fair
June 30, 2025	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
Government agency securities	$25,088	$104	$(253)	$24,939
SBA agency securities	23,837	155	(166)	23,826
Mortgage-backed securities: residential	71,122	350	(5,375)	66,097
Collateralized mortgage obligations: residential	130,793	724	(10,171)	121,346
Collateralized mortgage obligations: commercial	95,350	187	(2,396)	93,141
Commercial paper	44,771	—	(5)	44,766
Corporate debt securities	32,700	63	(2,545)	30,218
Municipal tax-exempt securities	12,585	—	(3,776)	8,809
	$436,246	$1,583	$(24,687)	$413,142
Held to maturity
Municipal tax-exempt securities	$4,186	$—	$(191)	$3,995
	$4,186	$—	$(191)	$3,995
December 31, 2024
Available for sale
Government agency securities	$21,592	$—	$(550)	$21,042
SBA agency securities	27,231	—	(467)	26,764
Mortgage-backed securities: residential	62,351	—	(6,674)	55,677
Collateralized mortgage obligations: residential	117,936	178	(12,638)	105,476
Collateralized mortgage obligations: commercial	94,284	175	(2,803)	91,656
Commercial paper	78,687	1	(3)	78,685
Corporate debt securities	34,733	43	(2,961)	31,815
Municipal tax-exempt securities	12,602	—	(3,527)	9,075
	$449,416	$397	$(29,623)	$420,190
Held to maturity
Municipal taxable securities	$500	$1	$—	$501
Municipal tax-exempt securities	4,691	—	(244)	4,447
	$5,191	$1	$(244)	$4,948

The weighted-average life of the total investment portfolio at June 30, 2025 was 5.2 years compared to a weighted-average life of 5.0 years at December 31, 2024. The increase in the weighted average life is due to a decrease in commercial paper, which generally has a 3 month term. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows our investment securities’ fair value and weighted average yields by maturity in the following maturity groupings as of June 30, 2025. The fair value of the securities portfolio is shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted
	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield
June 30, 2025	(dollars in thousands)
Government agency securities	$152	2.25%	$14,801	4.17%	$9,986	4.63%	$—	—%	$24,939	4.34%
SBA agency securities	—	—%	5,484	4.29%	18,342	5.29%	—	—%	23,826	5.06%
Mortgage-backed securities: residential	—	—%	15,564	3.14%	50,533	3.59%	—	—%	66,097	3.49%
Collateralized mortgage obligations: residential	3,362	5.72%	60,983	4.43%	57,001	2.67%	—	—%	121,346	3.58%
Collateralized mortgage obligations: commercial	4,934	4.37%	40,862	4.85%	47,345	4.48%	—	—%	93,141	4.63%
Commercial paper	44,766	4.68%	—	—%	—	—%	—	—%	44,766	4.68%
Corporate debt securities	1,998	3.13%	12,139	4.19%	14,190	3.68%	1,891	2.89%	30,218	3.78%
Municipal tax-exempt securities	—	—%	—	—%	462	1.53%	8,347	2.09%	8,809	2.06%
Total available for sale	$55,212	4.65%	$149,833	4.36%	$197,859	3.71%	$10,238	2.23%	$413,142	4.00%

Municipal tax-exempt securities	$—	—%	$840	3.47%	$2,653	3.61%	$502	3.15%	$3,995	3.53%
Total held to maturity	$—	—%	$840	4.35%	$2,653	3.61%	$502	3.15%	$3,995	3.53%

The table below shows our investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024. The unrealized losses on these securities were primarily attributed to changes in interest rates. There was no ACL on the AFS or HTM securities portfolios as of June 30, 2025 or December 31, 2024. We monitor our securities portfolio to ensure that all our investments have adequate credit support and we consider the lowest credit rating for identification of potential impairment. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. As of June 30, 2025, all our investment securities in an unrealized loss position received an investment grade credit rating. These securities have fluctuated in value since their purchase dates as market rates have also fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be impaired under the current expected credit loss model. A summary of our analysis of these securities and the unrealized losses is described more fully in "Note 3 — Investment Securities" of our audited consolidated financial statements included in our 2024 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2025	(dollars in thousands)
Government agency securities	$12,156	$(61)	$2,798	$(192)	$14,954	$(253)
SBA agency securities	7,357	(41)	1,694	(125)	9,051	(166)
Mortgage-backed securities: residential	12,540	(190)	28,843	(5,185)	41,383	(5,375)
Collateralized mortgage obligations: residential	5,567	(95)	53,450	(10,076)	59,017	(10,171)
Collateralized mortgage obligations: commercial	22,168	(195)	32,057	(2,201)	54,225	(2,396)
Commercial paper	39,783	(5)	—	—	39,783	(5)
Corporate debt securities	—	—	23,897	(2,545)	23,897	(2,545)
Municipal tax-exempt securities	—	—	8,809	(3,776)	8,809	(3,776)
Total available for sale	$99,571	$(587)	$151,548	$(24,100)	$251,119	$(24,687)

Municipal tax-exempt securities	$—	$—	$3,995	$(191)	$3,995	$(191)
Total held to maturity	$—	$—	$3,995	$(191)	$3,995	$(191)

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024	(dollars in thousands)
Government agency securities	$14,620	$(219)	$6,422	$(331)	$21,042	$(550)
SBA agency securities	24,971	(273)	1,793	(194)	26,764	(467)
Mortgage-backed securities: residential	25,479	(578)	30,198	(6,096)	55,677	(6,674)
Collateralized mortgage obligations: residential	36,166	(649)	55,255	(11,989)	91,421	(12,638)
Collateralized mortgage obligations: commercial	35,753	(367)	30,114	(2,436)	65,867	(2,803)
Commercial paper	48,874	(3)	—	—	48,874	(3)
Corporate debt securities	—	—	26,035	(2,961)	26,035	(2,961)
Municipal tax-exempt securities	—	—	9,075	(3,527)	9,075	(3,527)
Total available for sale	$185,863	$(2,089)	$158,892	$(27,534)	$344,755	$(29,623)

Municipal tax-exempt securities	$—	$—	$4,447	$(244)	$4,447	$(244)
Total held to maturity	$—	$—	$4,447	$(244)	$4,447	$(244)

Loans

The loan portfolio is the largest category of our earning assets, which was entirely held for investment as of June 30, 2025. Loans HFI increased $181.5 million, or 12.0% on an annualized basis, to $3.2 billion at June 30, 2025 since December 31, 2024. The increase was primarily due to increases in SFR mortgage loans of $109.1 million, CRE loans of $72.0 million, commercial and industrial ("C&I") loans of $8.7 million, and SBA loans of $8.7 million, partially offset by decreases in construction and land development ("C&D") loans of $15.3 million and in other loans of $1.7 million. SFR mortgage loans represent 49.6% of our total HFI loans as of June 30, 2025, which increased from 48.9% at December 31, 2024. There were no loans HFS at June 30, 2025 compared to $11.3 million loans HFS at December 31, 2024. The decrease in loans HFS was due to sales totaling $32.7 million, offset by loans transferred from HFI to HFS of $19.5 million and HFS originations totaling $1.9 million.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of the dates indicated:

	As of June 30, 2025		As of December 31, 2024
	$	%	$	%
Loans HFI:(1)	(dollars in thousands)
Construction and land development	$157,970	4.9%	$173,290	5.7%
Commercial real estate (2)	1,273,442	39.4%	1,201,420	39.3%
Single-family residential mortgages	1,603,114	49.6%	1,494,022	48.9%
Commercial and industrial	138,263	4.3%	129,585	4.2%
SBA	55,984	1.7%	47,263	1.5%
Other loans	5,922	0.1%	7,650	0.4%
Total loans HFI	3,234,695	100.0%	3,053,230	100.0%
Allowance for loan losses	(51,014)		(47,729)
Total loans HFI, net	$3,183,681		$3,005,501

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential loans and non-owner occupied single-family residential loans.

The following table presents the geographic locations of loans in our loan portfolio, by loan class, as of the date indicated:

	As of June 30, 2025
	Construction and land development	Commercial real estate	Single-family residential mortgages	Commercial and Industrial	SBA	Other	Total loans HFI
	$	$	$	$	$	$	$	%
Loans HFI:	(dollars in thousands)
California	$100,009	$894,897	$764,568	$122,193	$42,016	$831	$1,924,514	59.5%
Hawaii	—	—	12,058	70	—	7	12,135	0.4%
Illinois	—	20,789	51,837	894	—	40	73,560	2.3%
New Jersey	—	4,240	34,887	75	497	123	39,822	1.2%
Nevada	—	22,416	18,999	3,789	2,316	68	47,588	1.5%
New York	57,961	181,067	688,859	799	1,927	1,298	931,911	28.8%
Other	—	150,033	31,906	10,443	9,228	3,555	205,165	6.3%
Total loans, net	$157,970	$1,273,442	$1,603,114	$138,263	$55,984	$5,922	$3,234,695	100.0%

The majority of our loan portfolio is based on collateral or businesses located in California and New York, which represented 88.3% of our loan portfolio. Loans secured by collateral in other states represented approximately 11.7% of our portfolio and the majority of these loans are secured by real estate with a weighted average LTV of 55.4% at June 30, 2025.

Construction and land development loans. C&D loans totaled $158.0 million, or 4.9% of the loan portfolio, at June 30, 2025. C&D loans decreased $15.3 million, or 8.8%, during the first six months of 2025 due to decreases in land development loans and residential construction loans, offset by an increase in commercial construction loans. Our C&D loans are comprised of residential construction, commercial construction, and land acquisition and development. Interest reserves are generally established on real estate construction loans. These loans are typically Prime rate based and have maturities of less than 18 months.

The following table shows the categories of our C&D portfolio as of the dates indicated:

	As of June 30, 2025		As of December 31, 2024		Increase (Decrease)
	$	Mix %	$	Mix %	$	%
	(dollars in thousands)
Residential construction	$50,229	31.8%	$58,368	33.7%	$(8,139)	(13.9)%
Commercial construction	103,325	65.4%	97,954	56.5%	5,371	5.5%
Land development	4,416	2.8%	16,968	9.8%	(12,552)	(74.0)%
Total construction and land development loans	$157,970	100.0%	$173,290	100.0%	$(15,320)	(8.8)%

Commercial real estate loans. CRE loans increased $72.0 million, or 6.0%, to $1.3 billion at June 30, 2025, compared to $1.2 billion at December 31, 2024.

CRE loans include owner occupied and non-owner occupied commercial real estate, multi-family residential and SFR loans originated for a business purpose. Except for the multi-family residential loan portfolio, the interest rate for the majority of these loans are based on the Prime rate and have a maturity of five years or less except for the SFR loans originated for a business purpose which may have a maturity of one year. The multi-family residential loans generally have interest rates based on the 5-year treasury, a 10-year maturity with a five year fixed-rate period followed by a five year floating-rate period, and have a declining prepayment penalty over the first five years.

The largest subset of CRE loans was the multi-family residential loan portfolio, which totaled $679.6 million as of June 30, 2025 and $605.5 million as of December 31, 2024. The SFR loan portfolio originated for a business purpose totaled $52.9 million as of June 30, 2025 and $54.1 million as of December 31, 2024.

The following table presents the LTV ratios at origination for CRE loans by property type as of the date indicated:

	LTV Distribution
June 30, 2025	<45%	45%≤54%	55%≤64%	65%≤74%	75%≤84%	>85%	Total
Non-owner occupied:	(dollars in thousands)
Hotel/Motel	$27,791	$11,598	$24,775	$5,903	$—	$—	$70,067
Office	14,454	—	16,741	—	5,007	—	36,202
Rent Controlled NY Multifamily	24,479	11,684	6,288	—	—	—	42,451
Mobile Home	40,066	73,450	110,816	53,482	—	—	277,814
Mixed Use	53,257	79,114	64,431	17,193	—	5,130	219,125
Apartments	31,391	41,732	98,073	61,127	—	10,202	242,525
Warehouse	24,956	23,581	41,670	—	—	—	90,207
Retail	27,324	28,066	19,926	—	—	—	75,316
SFR Rental	13,959	20,625	16,437	5,445	—	—	56,466
Other	4,535	1,639	—	—	—	—	6,174
Total non-owner occupied	$262,212	$291,489	$399,157	$143,150	$5,007	$15,332	$1,116,347
Owner-occupied:
Hotel/Motel	3,404	32,145	21,432	—	—	—	56,981
Office	834	1,968	768	1,219	—	—	4,789
Rent Controlled NY Multifamily	1,407	336	—	—	—	—	1,743
Mixed Use	1,738	3,197	3,597	—	—	—	8,532
Warehouse	7,712	19,769	14,213	15,534	—	—	57,228
Retail	3,916	7,987	8,320	—	—	—	20,223
SFR Rental	—	1,091	—	—	—	—	1,091
Gas Station	121	—	—	5,708	—	—	5,829
Other	97	154	428	—	—	—	679
Total owner-occupied	$19,229	$66,647	$48,758	$22,461	$—	$—	$157,095
Total	$281,441	$358,136	$447,915	$165,611	$5,007	$15,332	$1,273,442

The following table presents the LTV ratios at origination for CRE loans by state as of the date indicated:

	LTV Distribution
June 30, 2025	<45%	45%≤54%	55%≤64%	65%≤74%	75%≤84%	>85%	Total
Non-owner occupied:	(dollars in thousands)
California	$144,811	$217,864	$298,898	$97,834	$5,007	$—	$764,414
New York	83,518	44,750	31,146	3,027	—	5,130	167,571
Nevada	19,771	1,697	—	—	—	—	21,468
Illinois	4,565	1,957	10,685	587	—	—	17,794
New Jersey	292	1,754	1,224	—	—	—	3,270
Other	9,255	23,467	57,204	41,702	—	10,202	141,830
Total non-owner occupied	$262,212	$291,489	$399,157	$143,150	$5,007	$15,332	$1,116,347
Owner-occupied:
California	11,383	61,398	37,345	20,357	—	—	130,483
New York	7,269	3,159	2,246	822	—	—	13,496
Nevada	165	—	783	—	—	—	948
Illinois	412	1,120	181	1,282	—	—	2,995
New Jersey	—	970	—	—	—	—	970
Other	—	—	8,203	—	—	—	8,203
Total owner-occupied	$19,229	$66,647	$48,758	$22,461	$—	$—	$157,095
Total	$281,441	$358,136	$447,915	$165,611	$5,007	$15,332	$1,273,442

SFR Loans. SFR loans totaled $1.6 billion, or 49.6% of our loans HFI portfolio, as of June 30, 2025. SFR mortgage loans increased $109.1 million, or 7.3%, during the first six months of 2025 due to higher originations relative to payoffs, paydowns and sales. As of June 30, 2025, the weighted-average LTV of the portfolio was 55.2%, the weighted average FICO score was 764, and the average duration was 3.33 years.

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

For SFR mortgage loans sold to FNMA, FHLMC and to other third parties such as investment funds or other banks, we provide limited representations and warranties and with a repurchase and premium refund for loans that become delinquent in the first 90-days or a premium refund if paid-off in the first 90-days with respect to all loans sold. In certain loan sales to other banks, loans are sold with no representations or warranties and provide a replacement feature for the first six months if any loans pay off early. As a condition of the sale for all loans, the buyer must have the loans audited for underwriting and compliance standards. There were no SFR loans HFS at June 30, 2025 and December 31, 2024.

The following table presents the LTV ratios at origination for SFR loans by state as of the date indicated:

	LTV Distribution
June 30, 2025	<45%	45%≤54%	55%≤64%	65%≤74%	75%≤84%	>85%	Total
	(dollars in thousands)
California	$133,658	$153,628	$288,388	$172,932	$14,552	$1,410	$764,568
New York	156,185	143,911	230,628	147,055	10,746	334	688,859
Illinois	15,616	8,933	15,317	8,246	2,291	1,434	51,837
New Jersey	4,993	6,140	14,531	8,100	347	776	34,887
Nevada	1,169	4,898	8,442	3,576	561	353	18,999
Hawaii	607	1,655	3,108	4,281	2,407	—	12,058
Other	7,573	6,869	9,710	6,809	945	—	31,906
Total	$319,801	$326,034	$570,124	$350,999	$31,849	$4,307	$1,603,114

Commercial and industrial loans. C&I loans totaled $138.3 million, or 4.3% of the loan portfolio, as of June 30, 2025. C&I loans increased $8.7 million, or 6.7%, during the first half of 2025 due in part to an increase in commercial term loans and lines of credit, along with an increase in mortgage warehouse lines of credit. Our SFR mortgage lending unit originates mortgage warehouse lines of credit to certain correspondent banks. These loans are included in our C&I loans and totaled $3.1 million as of June 30, 2025. There were no such loans as of December 31, 2024.

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

SBA loans. SBA loans increased $8.7 million, or 18.5%, to $56.0 million at June 30, 2025 compared to $47.3 million at December 31, 2024. We originated SBA loans of $19.0 million during the first six months of 2025. Offsetting these loan originations were loan sales of $6.2 million and net loan payoffs and paydowns of $4.1 million during the first six months of 2025.

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

Loan Quality

We use what we believe is a comprehensive methodology to monitor credit quality and prudently manage credit concentration within our loan portfolio. Our underwriting policies and practices govern the risk profile and credit and geographic concentration for our loan portfolio. Our comprehensive methodology to monitor these credit quality standards includes a risk classification system that identifies potential problem loans based on risk characteristics by loan class as well as the early identification of deterioration at the individual loan level.

Analysis of the Allowance for Loan Losses

The following table presents the ALL, its corresponding percentage of the loan class balance, and the percentage of loan balance to total loans HFI as of the dates indicated:

	As of June 30, 2025			As of December 31, 2024
	$	ALL as a % of Loan Type	% of Total Loans	$	ALL as a % of Loan Type	% of Total Loans
Loans:	(dollars in thousands)
Construction and land development	$7,971	5.05%	4.9%	$6,053	3.49%	5.7%
Commercial real estate (1)	21,423	1.68%	39.4%	21,879	1.82%	39.3%
Single-family residential mortgages	19,106	1.19%	49.6%	17,518	1.17%	48.9%
Commercial and industrial	1,493	1.08%	4.3%	1,339	1.03%	4.2%
SBA	791	1.41%	1.7%	654	1.38%	1.5%
Other	230	3.88%	0.1%	286	3.74%	0.4%
Allowance for loan losses	$51,014	1.58%	100.0%	$47,729	1.56%	100.0%

(1)	Includes non-farm and non-residential real estate loans, multi-family residential loans and non-owner occupied SFR loans.

Allowance for Credit Losses - Loans

We account for credit losses on loans in accordance with ASC 326, which requires us to record an estimate of expected lifetime credit losses for loans at the time of origination. The ACL includes the ALL and the reserve for unfunded commitments ("RUC") and is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated balance sheets. Estimating expected credit losses requires management to use relevant forward looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL for loans is performed by collectively evaluating loans with similar risk characteristics. We have elected to utilize a discounted cash flow approach for all segments except consumer loans and warehouse mortgage loans; for these a remaining life approach was elected.

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

Individual loans considered to be uncollectible are charged off against the ACL. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Loans deemed to be collateral-dependent are reviewed individually based on the estimated fair value of the collateral less selling costs. Collateral value is determined using appraisals and/or other market comparable information. Charge-offs are generally taken on loans once the impairment is determined to be probable. Recoveries on loans previously charged off are added to the ACL. Net charge-offs on an annualized basis represented 0.42% of average loans for the three months ended June 30, 2025 and 0.13%  of average loans for the twelve months ended December 31, 2024.

As of June 30, 2025, the ACL totaled $51.6 million and was comprised of an ALL of $51.0 million and a RUC of $629,000 (included in “accrued interest and other liabilities”). This compares to the ACL of $48.5 million comprised of an ALL of $47.7 million and a RUC of $729,000 at December 31, 2024. The $3.2 million increase in the ACL for the first half of 2025 was due to a $9.1 million provision for credit losses offset by net charge-offs of $5.9 million. The ALL as a percentage of loans HFI increased to 1.58% at June 30, 2025, compared to 1.56% at December 31, 2024. The ALL as a percentage of nonperforming loans HFI was 90% at June 30, 2025, an increase from 68% at December 31, 2024.

The following table provides an analysis of the ACL, provision for credit losses and net charge-offs for the periods indicated:

	For the Three Months Ended June 30,		For the Six Month Ended June 30,
	2025	2024	2025	2024
Allowance for Loan Loss ("ALL")	(dollars in thousands)
Balance, beginning of period	$51,932	$41,688	$47,729	$41,903
Charge-offs:
Construction and land development	—	—	(1,246)	—
Commercial real estate	(3,275)	(526)	(3,275)	(642)
Single-family residential mortgages	(15)	—	(1,403)	—
Commercial and industrial	(1)	—	(81)	(3)
SBA	(1)	—	(1)	—
Other	(47)	(41)	(60)	(136)
Total charge-offs	(3,339)	(567)	(6,066)	(781)
Recoveries:
Commercial and industrial	—	—	78	1
Other	34	16	40	45
Total recoveries	34	16	118	46
Net charge-offs	(3,305)	(551)	(5,948)	(735)
Provision for (reversal of) credit losses - loans	2,387	604	9,233	573
Balance, end of period	$51,014	$41,741	$51,014	$41,741

Reserve for unfunded commitments ("RUC")
Balance at beginning of period	$629	$671	$729	$640
(Reversal of) provision for credit losses - unfunded commitments	—	(47)	(100)	(16)
Balance at the end of period	$629	$624	$629	$624

Total allowance for credit losses ("ACL")	$51,643	$42,365	$51,643	$42,365

Total loans HFI at end of period	$3,234,695	$3,047,712	$3,234,695	$3,047,712
Average loans HFI	$3,171,322	$3,014,018	$3,121,070	$3,015,613
Net charge-offs to average loans HFI	(0.42%)	(0.07%)	(0.38%)	(0.05%)
Allowance for loan losses to total loans HFI	1.58%	1.37%	1.58%	1.37%

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

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest (of which there were none during the periods indicated), and modified loans. The balances of nonperforming loans included in the table below are the net investment in these assets and do not include $7.4 million in specific reserves included in the ALL. The following table presents the net investment in nonperforming assets by loan class and certain nonperforming asset ratios as of the dates indicated.

	As of June 30,	As of December 31,
	2025	2024
Nonaccrual loans:	(dollars in thousands)
Construction and land development	$35,460	$44,621
Commercial real estate	14,359	17,096
Single-family residential mortgages	900	11,524
Commercial and industrial	4,819	6,271
SBA	1,261	1,514
Other	18	12
Total nonaccrual loans	56,817	81,038
Total nonperforming loans (1)	56,817	81,038
OREO	4,170	—
Nonperforming assets (1)	$60,987	$81,038
Nonperforming loans HFI to total loans HFI	1.76%	2.29%
Nonperforming assets to total assets	1.49%	2.03%
Nonperforming loans to tangible common equity and ALL	11.47%	16.78%
Nonperforming assets to tangible common equity and ALL	12.31%	16.78%
(1)	Nonperforming loans and nonperforming assets included loans HFS of $11.2 million at December 31, 2024. There were no loans HFS at June 30, 2025.

Nonperforming assets totaled $61.0 million, or 1.49% of total assets, at June 30, 2025, down from $81.0 million, or 2.03% of total assets, at December 31, 2024. The $20.1 million decrease in nonperforming assets was due to sales totaling $20.0 million, payoffs or paydowns of $3.6 million, and charge-offs of $3.3 million, partially offset by the addition of loans that migrated to nonperforming of $6.9 million during the first six months of 2025. Nonperforming assets included one $4.2 million OREO (included in “accrued interest and other assets”) at June 30, 2025, which was a nonaccrual loan at December 31, 2024.

Our 30-89 day delinquent loans, excluding nonperforming loans, totaled $18.0 million, or 0.56% of total loans, at June 30, 2025, down from $22.1 million, or 0.72% of total loans, at December 31, 2024. The $4.1 million decrease was mostly due to $17.4 million in loans returning to current status, $2.9 million in SFR mortgage loans included in the bulk sale of underperforming SFR mortgage loans and $804,000 in paydowns and payoffs, offset by $17.1 million in new delinquent loans.

We did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2025 and 2024, while the loans were in nonaccrual status.

We utilize an asset risk classification system in compliance with guidelines established by the FDIC as part of our efforts to improve asset quality. In connection with examinations of insured institutions, examiners have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful,” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable based on facts, conditions and values that currently exist. An asset classified as loss is not considered collectable and is of such little value that continuance as an asset is not warranted.

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

The following table presents the risk categories for loans HFI, by class, as of the dates indicated:

		Special
June 30, 2025	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Construction and land development	$74,988	$47,522	$35,460	$—	$157,970
Commercial real estate	1,188,191	39,936	45,315	—	1,273,442
Single-family residential mortgages	1,602,214	—	900	—	1,603,114
Commercial:
Commercial and industrial	130,479	1,576	6,208	—	138,263
SBA	50,600	2,283	3,101	—	55,984
Other:	5,887	—	35	—	5,922
Total	$3,052,359	$91,317	$91,019	$—	$3,234,695

		Special
December 31, 2024	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Construction and land development	$72,921	$44,042	$56,327	$—	$173,290
Commercial real estate	1,171,085	21,287	9,048	—	1,201,420
Single-family residential mortgages	1,481,826	—	12,196	—	1,494,022
Commercial:					—
Commercial and industrial	121,404	—	8,181	—	129,585
SBA	43,897	—	3,366	—	47,263
Other:	7,627	—	23	—	7,650
Total	$2,898,760	$65,329	$89,141	$—	$3,053,230

Special mention loans totaled $91.3 million, or 2.82% of total loans, at June 30, 2025, up from $65.3 million, or 2.14% of total loans, at December 31, 2024. The $26.0 million increase was primarily due to the addition of loans totaling $32.4 million, partially offset by the downgrade of $4.0 million of loans to substandard, one $1.7 million loan that was upgraded, and $750,000 of paydowns or payoffs. As of June 30, 2025, all special mention loans are paying current.

Substandard loans totaled $91.0 million at June 30, 2025, an increase of $1.9 million from $89.1 million at December 31, 2024. In addition, there were $11.2 million of substandard loans HFS at December 31, 2024 that were subsequently sold; there were no substandard loans HFS at June 30, 2025. The $1.9 million increase in substandard loans HFI was primarily due to the downgrade of loans totaling $26.9 million offset by payoffs and paydowns totaling $8.1 million, charge-offs of $3.3 million, and transfers to OREO totaling $12.8 million, of which $8.8 million was subsequently sold. Of the total substandard loans at June 30, 2025, there were $34.2 million on accrual status.

Goodwill and Other Intangible Assets. Goodwill was $71.5 million at both June 30, 2025 and December 31, 2024. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired.

Other intangible assets, which consist of core deposit intangibles, were $1.7 million and $2.0 million at June 30, 2025 and December 31, 2024. These core deposit intangible assets are amortized on an accelerated basis over their estimated useful lives, generally over a period of 3 to 10 years.

Liabilities. Total liabilities increased by $87.8 million to $3.6 billion at June 30, 2025 from $3.5 billion at December 31, 2024, primarily due to a $104.4 million increase in deposits, offset by a $20.0 million decrease in FHLB advances.

Deposits. Total deposits were $3.2 billion as of June 30, 2025, an increase of $104.4 million, or 6.8% on an annualized basis, compared to $3.1 billion as of December 31, 2024. The increase was due to a $123.6 million increase in interest-bearing deposits, while noninterest-bearing deposits decreased $19.1 million. The increase in interest-bearing deposits included an increase in non-maturity deposits of $28.6 million and time deposits of $94.9 million. Noninterest-bearing deposits totaled $543.9 million and represented 17.1% of total deposits at June 30, 2025 compared to $563.0 million and 18.3% at December 31, 2024. Wholesale deposits totaled $183.8 million at June 30, 2025 and $147.5 million at December 31, 2024. Wholesale deposits include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services. Brokered time deposits were $133.0 million at June 30, 2025 and $93.2 million at December 31, 2024.

The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	June 30, 2025		December 31, 2024
	$	%	$	%
	(dollars in thousands)
Noninterest-bearing demand deposits:	$543,885	17.1%	$563,012	18.3%
Interest-bearing deposits:
NOW	60,704	1.9%	51,043	1.7%
Money market	491,666	15.4%	449,324	14.6%
Savings	139,309	4.4%	162,667	5.3%
Time deposits $250,000 and under	848,379	26.6%	882,438	28.6%
Time deposits over $250,000	920,481	28.8%	827,854	26.7%
Wholesale deposits	183,807	5.8%	147,451	4.8%
Total interest-bearing deposits	2,644,346	82.9%	2,520,777	81.7%
Total deposits	$3,188,231	100.0%	$3,083,789	100.0%

The following table presents our average deposit balances and weighted average rates for the three months ended June 30, 2025:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025		June 30, 2025
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate (%)	Balance	Rate (%)
	(dollars in thousands)
Noninterest-bearing demand deposits	$526,113	—	$523,145	—
Interest-bearing deposits:
NOW	66,755	2.21%	64,004	2.17%
Money market	482,669	3.14%	473,109	3.15%
Savings	141,411	1.21%	148,225	1.29%
Time deposits $250,000 and under	996,249	3.93%	992,954	4.02%
Time deposits over $250,000	922,540	4.12%	893,832	4.18%
Total interest-bearing deposits	2,609,624	3.66%	2,572,124	3.71%
Total deposits	$3,135,737	3.05%	$3,095,269	3.09%

The following table presents the maturity schedule of time deposits as of June 30, 2025:

	Maturity Within:
	Three Months or less	After Three to Six Months	After Six to 12 Months	After 12 Months	Total
Time Deposits:	(dollars in thousands)
Time deposits $250,000 and under (1)	$346,099	$391,894	$265,903	$6,778	$1,010,674
Time deposits over $250,000 (2)	359,373	422,279	159,216	1,125	941,993
Total time deposits	$705,472	$814,173	$425,119	$7,903	$1,952,667

(1)	Includes wholesale deposits of $162.3 million.
(2)	Includes wholesale deposits of $21.5 million.

Of the $942.0 million in time deposits over $250,000, the estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $710.7 million at June 30, 2025. The following table presents the maturity distribution of uninsured time deposits in amounts of more than $250,000 as of the date indicated.

June 30, 2025
(dollars in thousands)
3 months or less	$255,025
Over 3 months through 6 months	331,228
Over 6 months through 12 months	124,045
Over 12 months	375
Total	$710,673

In addition, we offer deposit products through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit. Time deposits held through the CDARS program were $120.4 million at June 30, 2025 and $130.6 million at December 31, 2024 and ICS deposits totaled $142.8 million at June 30, 2025 and $146.1 million at December 31, 2024.

The following table presents the estimated deposits exceeding the FDIC insurance limit as of the dates indicated:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Uninsured deposits	$1,503,746	$1,383,727

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. FHLB advances totaled $180.0 million at June 30, 2025 compared to $200.0 million at December 31, 2024. FHLB borrowings at June 30, 2025 included $180.0 million in putable term advances.

The terms of all putable advances outstanding at June 30, 2025 are presented in Next Call Date order in the table below:

Advance Date	Amount	Rate	Structure	Next Call Date	Final Stated Maturity Date
	(dollars in thousands)
3/12/2025	$20,000	3.34%	Quarterly call, 3 month initial lock out	9/12/2025	3/12/2029
3/12/2025	20,000	3.72%	1 time call, 6 month initial lock out	9/12/2025	3/12/2031
3/14/2025	20,000	3.49%	Quarterly call, 6 month initial lock out	9/15/2025	3/15/2029
9/30/2024	50,000	3.42%	1 time call, 1 year initial lock out	9/29/2025	9/29/2028
5/8/2025	10,000	3.69%	1 time call, 6 month initial lock out	11/10/2025	5/10/2028
5/8/2025	20,000	3.49%	Quarterly call, 6 month initial lock out	11/10/2025	5/10/2028
6/23/2025	10,000	3.64%	1 time call, 6 month initial lock out	12/23/2025	6/23/2028
5/8/2025	20,000	3.52%	Quarterly call, 1 year initial lock out	5/8/2026	5/8/2029
6/23/2025	10,000	3.55%	Quarterly call, 1 year initial lock out	6/23/2026	6/23/2028
Total	$180,000	3.51%

The following table presents information on our total FHLB advances at and for the periods presented:

	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
	2025	2024	2025	2024
FHLB Borrowings:	(dollars in thousands)
Outstanding at period-end	$180,000	$150,000	$180,000	$150,000
Average amount outstanding	159,286	150,000	168,011	150,000
Maximum amount outstanding at any month-end	180,000	150,000	180,000	150,000
Weighted average interest rate:
During period	3.58%	1.18%	2.89%	1.18%
End of period	3.51%	1.18%	3.51%	1.18%

Long-term Debt. Long-term debt consists of subordinated notes. As of June 30, 2025, the amount of subordinated notes outstanding was $119.7 million as compared to $119.5 million at December 31, 2024.

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

Subordinated Debentures. Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.3 million as of June 30, 2025 and $15.2 million as of December 31, 2024. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. These subordinated debentures consist of the following at June 30, 2025 and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	June 30, 2025 Effective Stated Rate	Stated Maturity
Subordinated debentures:	(dollars in thousands)
TFC Trust	12/22/2006	$5,155	$1,054	$4,101	Three-month CME Term SOFR plus 0.26% (a) plus 1.65%	6.23%	3/15/2037
FAIC Trust	12/15/2004	7,217	726	6,491	Three-month CME Term SOFR plus 0.26% (a) plus 2.25%	6.83%	12/15/2034
PGBH Trust	12/15/2004	5,155	482	4,673	Three-month CME Term SOFR plus 0.26% (a) plus 2.10%	6.68%	12/15/2034
Total		$17,527	$2,262	$15,265
(a)	Represents applicable tenor spread adjustment when the original LIBOR index was discontinued on September 30, 2023.

At June 30, 2025, we were in compliance with all covenants under our long-term debt agreements and subordinated debt.

The Company maintains the TFC Statutory Trust ("TFC Trust"), which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). The TFC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 6.23% as of June 30, 2025 and 6.27% at December 31, 2024.

The Company maintains the First American International Statutory Trust I ("FAIC Trust"), which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). The FAIC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 6.83% as of June 30, 2025 and 6.87% at December 31, 2024.

The Company maintains the Pacific Global Bank Trust I ("PGBH Trust"), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. The PGBH subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 6.68% as of June 30, 2025 and 6.72% at December 31, 2024.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and preferred stock and changes in accumulated other comprehensive income, net of taxes, from AFS investment securities.

Shareholders’ equity increased $9.8 million, or 1.9%, to $517.7 million as of June 30, 2025 from $507.9 million at December 31, 2024. The increase in shareholders' equity for the first half of 2025 was due to net income of $11.6 million and lower unrealized losses on AFS securities, net of tax, of $4.2 million, and equity compensation activity of $1.1 million, offset by common stock cash dividends paid of $5.7 million and common stock repurchases of $1.5 million. As a result, book value per share increased to $29.25 from $28.66 at December 31, 2024 and tangible book value per share increased to $25.11 from $24.51 at December 31, 2024. For additional information, see "Non-GAAP Financial Measures."

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

Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis. Our wholesale funding ratio was 10.8% at June 30, 2025 compared to 10.7% at December 31, 2024.

We have sufficient capital and do not anticipate any need for additional liquidity sources as of June 30, 2025. As of June 30, 2025 and December 31, 2024, we had $97.0 million of unsecured federal funds lines, with no amounts advanced against the lines. In addition, secured lines of credit from the Federal Reserve Discount Window were $62.5 million at June 30, 2025 and $47.2 million at December 31, 2024. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $83.2 million as of June 30, 2025 and $62.5 million as of December 31, 2024. We did not have any borrowings outstanding with the Federal Reserve at June 30, 2025 and December 31, 2024.

At June 30, 2025 and December 31, 2024, we had $180.0 million and $200.0 million in FHLB advances. Based on the values of loans pledged as collateral, we had $918.4 million of remaining secured borrowing capacity with the FHLB as of June 30, 2025 and $1.1 billion at December 31, 2024.

RBB is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. RBB’s main source of funding is dividends declared and paid to RBB by the Bank and RAM. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to RBB. Management believes that these limitations will not impact our ability to meet our ongoing short-term cash obligations. During the six months ended June 30, 2025, the Bank paid $45.0 million of dividends to Bancorp and paid $20.0 million during the year ended December 31, 2024. We paid $5.7 million in cash dividends on common stock during the six months ended June 30, 2025 and $11.7 million in cash dividends on common stock throughout the year ended December 31, 2024. At June 30, 2025, Bancorp had $67.1 million in cash, of which $66.0 million was on deposit at the Bank.

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

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations including the capital conservation buffer as of the dates reflected. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. We exceeded all regulatory capital requirements under Basel III and were considered to be "well-capitalized" at June 30, 2025 and December 31, 2024.

The table below presents the capital requirements applicable to Bancorp and the Bank in order to be considered “well-capitalized” from a regulatory perspective, and the capital ratios for the consolidated Company and Bank as of June 30, 2025 and December 31, 2024.

	Ratio at June 30, 2025	Ratio at December 31, 2024	Regulatory Capital Ratio Requirements	Minimum Requirement for "Basel III Capital Conservation Buffer"	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	12.04%	11.92%	4.00%	4.00%	5.00%
Bank	13.20%	13.96%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	17.61%	17.94%	4.50%	7.00%	6.50%
Bank	19.96%	21.74%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	18.17%	18.52%	6.00%	8.50%	8.00%
Bank	19.96%	21.74%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	24.00%	24.49%	8.00%	10.50%	10.00%
Bank	21.21%	22.99%	8.00%	10.50%	10.00%

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at June 30, 2025:

	Payments Due
	Within	One to	Over Three to	After Five
	One Year	Three Years	Five Years	Years	Total
	(dollars in thousands)
Deposits without a stated maturity	$1,235,564	$—	$—	$—	$1,235,564
Time deposits	1,944,764	7,429	474	—	1,952,667
FHLB advances (1)	180,000	—	—	—	180,000
Long-term debt	—	—	—	119,720	119,720
Subordinated debentures	—	—	—	15,265	15,265
Leases	5,411	11,367	6,068	7,046	29,892
Total contractual obligations	$3,365,739	$18,796	$6,542	$142,031	$3,533,108
(1)	See "FHLB Borrowings" for the structure of FHLB advances that are callable by FHLB within one year, however final stated maturities range from 2.9 to 5.7 years as of June 30, 2025.

Off-Balance Sheet Arrangements

We have limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

In the ordinary course of business, we enter into financial commitments to meet the financing needs of our customers. These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit. Those instruments involve varying degrees of credit and interest rate risk in excess of the amount recognized in the ACL in the consolidated balance sheets. Such off-balance sheet commitments totaled $154.2 million as of June 30, 2025 and $175.5 million as of December 31, 2024.

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

In addition, we invest in various affordable housing partnerships and Small Business Investment Company funds. Pursuant to these investments, we commit to an investment amount to be fulfilled in future periods. Such unfunded commitments totaled $10.7 million as of June 30, 2025 and $5.7 million as of December 31, 2024.

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

Tangible Common Equity to Tangible Assets Ratio and Tangible Book Value Per Share. The tangible common equity to tangible assets ratio and tangible book value per share are non-GAAP measures generally used by financial analysts and investment bankers to evaluate capital adequacy. We calculate: (i) tangible common equity as total shareholders’ equity less goodwill and other intangible assets (excluding mortgage servicing assets); (ii) tangible assets as total assets less goodwill and other intangible assets (excluding mortgage servicing assets); and (iii) tangible book value per share as tangible common equity divided by period end shares of common stock outstanding.

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

	June 30, 2025	December 31, 2024	June 30, 2024
Tangible Common Equity Ratios:	(dollars in thousands)
Tangible common equity:
Total shareholders' equity	$517,653	$507,877	$511,291
Adjustments
Goodwill	(71,498)	(71,498)	(71,498)
Core deposit intangible	(1,667)	(2,011)	(2,394)
Tangible common equity	$444,488	$434,368	$437,399
Tangible assets:
Total assets-GAAP	$4,090,040	$3,992,477	$3,868,186
Adjustments
Goodwill	(71,498)	(71,498)	(71,498)
Core deposit intangible	(1,667)	(2,011)	(2,394)
Tangible assets	$4,016,875	$3,918,968	$3,794,294
Common shares outstanding	17,699,091	17,720,416	18,182,154
Common equity to assets ratio	12.66%	12.72%	13.22%
Book value per share	$29.25	$28.66	$28.12
Tangible common equity to tangible assets ratio	11.07%	11.08%	11.53%
Tangible book value per share	$25.11	$24.51	$24.06

Return on Average Tangible Common Equity. Management measures return on average tangible common equity (“ROATCE”) to assess our capital strength and business performance. Tangible equity excludes goodwill and other intangible assets (excluding mortgage servicing assets), and is reviewed by banking and financial institution regulators when assessing a financial institution’s capital adequacy. This non-GAAP financial measure should not be considered a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures used by other companies. The following table reconciles ROATCE to its most comparable GAAP measure:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Return on average tangible common equity:	(dollars in thousands)
Net income available to common shareholders	$9,333	$2,290	$7,245	$11,623	$15,281
Average shareholders' equity	513,691	512,262	512,185	512,981	512,486
Adjustments:
Average goodwill	(71,498)	(71,498)	(71,498)	(71,498)	(71,498)
Average core deposit intangible	(1,780)	(1,951)	(2,525)	(1,865)	(2,625)
Adjusted average tangible common equity	$440,413	$438,813	$438,162	$439,618	$438,363
Return on average common equity, annualized	7.29%	1.81%	5.69%	4.57%	6.00%
Return on average tangible common equity, annualized	8.50%	2.12%	6.65%	5.33%	7.01%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
June 30, 2025	(dollars in thousands)
Dollar change	$11,332	$5,563	$3,455	$(2,100)	$(4,364)	$(6,752)
Percent change	9.84%	4.83%	3.00%	(1.82%)	(3.79%)	(5.86%)
December 31, 2024
Dollar change	$12,278	$6,776	$2,810	$(960)	$(2,321)	$(3,612)
Percent change	10.73%	5.92%	2.46%	(0.84%)	(2.03%)	(3.16%)

At June 30, 2025, our NII at Risk profile is liability sensitive. This is directionally consistent with our profile at December 31, 2024. For the up rate scenarios, we are more liability sensitive. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The NII at Risk results are within board policy limits.

	Economic Value of Equity Sensitivity
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
June 30, 2025	(dollars in thousands)
Dollar change	$(37,426)	$15,554	$13,712	$(20,896)	$(47,991)	$(80,955)
Percent change	(5.73%)	2.38%	2.10%	(3.20%)	(7.34%)	(12.39%)
December 31, 2024
Dollar change	$(25,835)	$3,288	$11,486	$(19,175)	$(46,186)	$(80,285)
Percent change	(3.84%)	0.49%	1.71%	(2.85%)	(6.86%)	(11.93%)

At June 30, 2025, the EVE position is projected to generally decrease in the down rate and up rate scenarios. When interest rates rise, fixed rate assets generally lose economic value as these instruments are discounted at a higher rate demonstrating the relative longer asset duration as compared to the overall liability duration. When interest rates decrease, the value of noninterest-bearing deposits also decreases.  In addition, as the down rate shocks become more severe the pace of the increase in the value of loans also slows due to an increase in loan prepayments and the impact of discount rates reaching their floors; this results in a change of EVE volatility from positive to negative between the down 200 and 300 scenarios. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The EVE results are within board policy limits.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

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

On May 29, 2025, the Company announced a new stock repurchase program providing for the repurchase of up to $18.0 million of the Company's outstanding common stock. The stock repurchase program will expire on June 30, 2026 but may be discontinued or amended at any time.

During the second quarter of 2025, the Company repurchased 87,731 shares of common stock at an average price of $17.04 per share as part of the Company's stock repurchase program.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1, 2025 to April 30, 2025	—	$—	—	1,000,000
May 1, 2025 to May 31, 2025	79,101	$17.01	79,101	920,899
June 1, 2025 to June 30, 2025	8,630	$17.35	8,630	912,269
Total	87,731	$17.04	87,731	912,269

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR§ 229.408(c).

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

10.1	RBB Bancorp Award Agreement for Employees - Restricted Stock Units Under the 2017 Omnibus Stock Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: August 8, 2025	/s/ Johnny Lee
Johnny Lee President and Chief Executive Officer

Date: August 8, 2025	/s/ Lynn Hopkins
Lynn Hopkins Executive Vice President, Chief Financial Officer