Form 10-Q
period 2025-09-30
RBB Bancorp
filed 2025-11-07
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

Number of shares of common stock of the registrant: 17,046,897 outstanding as of October 31, 2025.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)
	September 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$24,251	$27,747
Interest-earning deposits with financial institutions	210,679	229,998
Cash and cash equivalents	234,930	257,745
Interest-earning time deposits in other financial institutions	600	600
Securities:
Available for sale	410,631	420,190
Held to maturity (fair value of $4,075 and $4,948 at September 30, 2025 and December 31, 2024)	4,185	5,191
Loans held for sale	756	11,250
Loans held for investment	3,302,577	3,053,230
Allowance for loan losses	(44,892)	(47,729)
Loans held for investment, net of allowance for loan losses	3,257,685	3,005,501

Premises and equipment, net	23,851	24,601
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Net deferred tax assets	14,935	19,055
Cash surrender value of bank owned life insurance (BOLI)	61,537	60,296
Goodwill	71,498	71,498
Servicing assets	6,252	6,985
Core deposit intangibles	1,495	2,011
Right-of-use assets - operating leases	24,305	28,048
Accrued interest and other assets	80,795	64,506
Total assets	$4,208,455	$3,992,477
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$550,488	$563,012
Savings, NOW and money market accounts	721,697	663,034
Time deposits $250,000 and under	1,119,258	1,007,452
Time deposits over $250,000	975,054	850,291
Total deposits	3,366,497	3,083,789

FHLB advances	130,000	200,000
Long-term debt, net of issuance costs	119,815	119,529
Subordinated debentures, net	15,320	15,156
Lease liabilities - operating leases	26,066	29,705
Accrued interest and other liabilities	36,422	36,421
Total liabilities	3,694,120	3,484,600

Commitments and contingencies - Note 12

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 17,043,897 shares issued and outstanding at September 30, 2025 and 17,720,416 shares issued and outstanding at December 31, 2024	250,362	259,957
Additional paid-in capital	3,734	3,645
Retained earnings	274,608	264,460
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(14,441)	(20,257)
Total shareholders’ equity	514,335	507,877
Total liabilities and shareholders’ equity	$4,208,455	$3,992,477

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

(In thousands, except share amounts)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2025	June 30, 2025	September 30, 2024	2025	2024
Interest and dividend income:
Interest and fees on loans	$50,094	$47,687	$47,326	$143,402	$138,193
Interest on interest-earning deposits	2,140	1,750	3,388	5,904	11,781
Interest on investment securities	4,592	4,213	3,127	12,941	10,369
Dividend income on FHLB stock	327	324	326	981	984
Interest on federal funds sold and other	239	231	258	705	779
Total interest and dividend income	57,392	54,205	54,425	163,933	162,106
Interest expense:
Interest on savings deposits, NOW and money market accounts	4,674	4,567	5,193	13,709	14,624
Interest on time deposits	20,152	19,250	22,553	58,486	67,725
Interest on long-term debt and subordinated debentures	1,635	1,634	1,681	4,901	5,039
Interest on FHLB advances	1,654	1,420	453	4,063	1,331
Total interest expense	28,115	26,871	29,880	81,159	88,719
Net interest income before provision for credit losses	29,277	27,334	24,545	82,774	73,387
Provision for credit losses	625	2,387	3,300	9,758	3,857
Net interest income after provision for credit losses	28,652	24,947	21,245	73,016	69,530
Noninterest income:
Service charges and fees	1,099	1,060	1,071	3,176	3,127
Gain on sale of loans	260	358	447	699	1,210
Loan servicing income, net of amortization	564	541	605	1,693	1,773
Increase in cash surrender value of life insurance	427	411	403	1,241	1,170
Gain on other real estate owned	—	—	—	—	1,016
Other income	943	6,108	3,220	7,257	4,310
Total noninterest income	3,293	8,478	5,746	14,066	12,606
Noninterest expense:
Salaries and employee benefits	10,600	11,080	10,008	32,323	29,468
Occupancy and equipment expenses	2,425	2,377	2,518	7,209	7,400
Data processing	1,805	1,713	1,472	5,120	4,358
Legal and professional	1,450	2,904	958	5,869	3,098
Office expenses	444	405	348	1,257	1,056
Marketing and business promotion	252	212	252	661	613
Insurance and regulatory assessments	732	709	658	2,171	2,621
Core deposit intangible	172	172	200	516	602
Other expenses	803	921	1,007	2,572	2,298
Total noninterest expense	18,683	20,493	17,421	57,698	51,514
Net income before income taxes	13,262	12,932	9,570	29,384	30,622
Income tax expense	3,114	3,599	2,571	7,613	8,342
Net income	$10,148	$9,333	$6,999	$21,771	$22,280

Net income per share
Basic	$0.59	$0.53	$0.39	$1.24	$1.22
Diluted	$0.59	$0.52	$0.39	$1.24	$1.22

Weighted-average common shares outstanding
Basic	17,225,702	17,746,607	17,812,791	17,564,835	18,261,702
Diluted	17,301,627	17,797,735	17,885,359	17,621,599	18,313,086

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

(In thousands)

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$10,148	$9,333	$6,999	$21,771	$22,280

Other comprehensive income:
Unrealized gain on securities available for sale	2,571	1,850	6,936	8,693	4,894
Related income tax effect	(999)	(568)	(2,111)	(2,877)	(1,472)
Total other comprehensive income	1,572	1,282	4,825	5,816	3,422

Total comprehensive income	$11,720	$10,615	$11,824	$27,587	$25,702

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Loss, net	Total
Balance at June 30, 2025	17,699,091	$259,863	$3,579	$270,152	$72	$(16,013)	$517,653
Net income	—	—	—	10,148	—	—	10,148
Stock-based compensation, net	—	—	270	—	—	—	270
Restricted stock units vested	4,024	74	(115)	—	—	—	(41)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,783)	—	—	(2,783)
Stock options exercised	—	—	—	—	—	—	—
Repurchase of common stock	(659,218)	(9,575)	—	(2,909)	—	—	(12,484)
Other comprehensive income, net of taxes	—	—	—	—	—	1,572	1,572
Balance at September 30, 2025	17,043,897	$250,362	$3,734	$274,608	$72	$(14,441)	$514,335

Balance at June 30, 2024	18,182,154	$266,160	$3,456	$262,518	$72	$(20,915)	$511,291
Net income	—	—	—	6,999	—	—	6,999
Stock-based compensation, net	—	—	264	—	—	—	264
Restricted stock units vested	3,537	79	(123)	—	—	—	(44)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,871)	—	—	(2,871)
Stock options exercised	16,000	384	(77)	—	—	—	307
Repurchase of common stock	(508,275)	(7,343)	—	(3,700)	—	—	(11,043)
Other comprehensive income, net of taxes	—	—	—	—	—	4,825	4,825
Balance at September 30, 2024	17,693,416	$259,280	$3,520	$262,946	$72	$(16,090)	$509,728

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Loss, net	Total
Balance at January 1, 2025	17,720,416	$259,957	$3,645	$264,460	$72	$(20,257)	$507,877
Net income	—	—	—	21,771	—	—	21,771
Stock-based compensation, net	—	—	1,450	—	—	—	1,450
Restricted stock units vested	60,430	1,033	(1,298)	—	—	—	(265)
Cash dividends on common stock ($0.48 per share)	—	—	—	(8,502)	—	—	(8,502)
Stock options exercised	10,000	234	(63)	—	—	—	171
Repurchase of common stock	(746,949)	(10,862)	—	(3,121)	—	—	(13,983)
Other comprehensive income, net of taxes	—	—	—	—	—	5,816	5,816
Balance at September 30, 2025	17,043,897	$250,362	$3,734	$274,608	$72	$(14,441)	$514,335

Balance at January 1, 2024	18,609,179	$271,925	$3,623	$255,152	$72	$(19,512)	$511,260
Net income	—	—	—	22,280	—	—	22,280
Stock-based compensation, net	—	—	1,092	—	—	—	1,092
Restricted stock units vested	35,737	672	(780)	—	—	—	(108)
Cash dividends on common stock ($0.48 per share)	—	—	—	(8,857)	—	—	(8,857)
Stock options exercised	85,250	1,721	(415)	—	—	—	1,306
Repurchase of common stock	(1,036,750)	(15,038)	—	(5,629)	—	—	(20,667)
Other comprehensive income, net of taxes	—	—	—	—	—	3,422	3,422
Balance at September 30, 2024	17,693,416	$259,280	$3,520	$262,946	$72	$(16,090)	$509,728

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net income	$21,771	$22,280
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of premises and equipment	1,400	1,424
Net accretion of securities, loans, deposits, and other	(2,679)	(3,617)
Amortization of investment in affordable housing tax credits	1,524	969
Amortization of intangible assets	1,405	1,735
Amortization of right-of-use asset	3,831	3,749
Change in operating lease liabilities	(3,727)	(3,540)
Provision for credit losses	9,758	3,857
Stock-based compensation	1,450	1,092
Deferred tax expense (benefit)	1,243	(733)
Gain on sale of loans	(699)	(1,210)
Gain on sale and transfer of OREO	—	(1,016)
Gain on sale of fixed assets	(42)	—
Increase in cash surrender value of life insurance	(1,241)	(1,170)
Loans originated for sale, net	(6,460)	(26,302)
Proceeds from loans held for sale	14,444	49,996
Other items	(10,432)	(6,493)
Net cash provided by operating activities	31,546	41,021
Investing activities
Securities available for sale:
Purchases	(216,805)	(259,383)
Maturities, repayments and calls	236,976	280,247
Securities held to maturity:
Maturities, repayments and calls	1,000	—
Net (increase) decrease in other equity securities	(188)	343
Net increase of investment in qualified affordable housing projects	(1,836)	(1,540)
Net increase in loans	(305,571)	(84,072)
Proceeds from sales of loans originally classified as HFI	35,120	—
Proceeds from sales of OREO	7,526	2,936
Proceeds from sale of fixed assets	42	—
Purchases of premises and equipment	(641)	(555)
Net cash used in investing activities	(244,377)	(62,024)
Financing activities
Net increase in demand deposits and savings accounts	46,139	37,362
Net increase (decrease) in time deposits	236,456	(120,016)
Proceeds from FHLB advances	170,000	50,000
Repayments of FHLB Advances	(240,000)	—
Cash dividends paid	(8,502)	(8,857)
Restricted stock units vesting	(265)	(108)
Common stock repurchased, net of repurchase costs	(13,983)	(20,667)
Exercise of stock options	171	1,306
Net cash provided by (used in) financing activities	190,016	(60,980)
Net decrease in cash and cash equivalents	(22,815)	(81,983)
Cash and cash equivalents at beginning of period	257,745	431,373
Cash and cash equivalents at end of period	$234,930	$349,390
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$80,351	$94,328
Taxes paid	5,163	4,831
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	12,666	1,920
Loans transferred to held for sale, net	31,911	20,094
Additions to servicing assets	156	280
Recognition of operating lease right-of-use assets	(88)	(3,229)
Recognition of operating lease liabilities	88	3,229

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

At September 30, 2025, we had total assets of $4.2 billion, total loans of $3.3 billion, total deposits of $3.4 billion and total shareholders' equity of $514.3 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income or shareholders’ equity. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our “2024 Annual Report”).

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

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” in our consolidated financial statements as of and for the year ended December 31, 2024, included in our 2024 Annual Report. The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASU” or “Update”) and Accounting Standards Codifications (“ASC”), which are the primary source of GAAP. We have not made any changes to our significant accounting policies from those disclosed in our 2024 Annual Report, except for the addition of the accounting policy for the Employee Retention Credit Refunds described below.

Employee Retention Credit Refunds

There is currently no GAAP that explicitly covers accounting for government "grants" to for-profit entities. In the absence of authoritative GAAP guidance, management considered the application of other authoritative accounting guidance by analogy and concluded that the guidance outlined in International Accounting Standard 20 – Accounting for Government Grants and Disclosures of Government Assistance (“IAS 20”) to be the most appropriate for the purpose of recording and classifying the application for and receipt of these types of federal funds. In accordance with IAS 20, the Company recognizes grants once both of the following conditions are met: (1) it is reasonably assured that the Company will comply with the relevant conditions of the grant, and (2) it is reasonably assured that the grant will be received. Costs or services paid to third parties assisting in applying for the grant are included in legal and professional services expense.

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

The Company filed amended payroll tax returns to claim the ERC for the first and second quarters of 2021, which were the only periods that management concluded the Company qualified for an ERC. During the quarter ended June 30, 2025, the Company received the ERC refunds, including interest, from the Internal Revenue Service (“IRS”) in the amount of $5.2 million (pre-tax). In addition, the statute of limitations for the IRS to audit the Company’s amended payroll tax filings for the first and second quarters of 2021 (which include the ERC claims) lapsed on April 15, 2025. The ERC claims were recognized as income in the quarter ended June 30, 2025.

Income associated with the Company’s ERC refunds are included in other income on the consolidated statements of income for the quarter ended June 30, 2025 and nine months ended September 30, 2025. Upon receipt of the ERC refunds, certain professional and tax advisory costs associated with the assessment of these funds became due and payable. These amounts totaled $1.2 million and are included in legal and professional expense on the consolidated statements of income in the quarter ended June 30, 2025 and nine months ended September 30, 2025.

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

NOTE 3 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of investment securities available for sale (“AFS”) and held to maturity (“HTM”) and the corresponding amounts of gross unrealized gains and losses as of the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2025	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$23,249	$29	$(240)	$23,038
SBA agency securities	23,027	187	(169)	23,045
Mortgage-backed securities: residential	89,351	530	(4,848)	85,033
Collateralized mortgage obligations: residential	100,423	179	(2,311)	98,291
Collateralized mortgage obligations: commercial	126,413	679	(9,226)	117,866
Commercial paper	24,942	—	—	24,942
Corporate debt securities	31,183	73	(2,046)	29,210
Municipal tax-exempt securities	12,576	—	(3,370)	9,206
Total available for sale	$431,164	$1,677	$(22,210)	$410,631

Held to maturity
Municipal tax-exempt securities	$4,185	$—	$(110)	$4,075
Total held to maturity	$4,185	$—	$(110)	$4,075

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$21,592	$—	$(550)	$21,042
SBA agency securities	27,231	—	(467)	26,764
Mortgage-backed securities: residential	62,351	—	(6,674)	55,677
Collateralized mortgage obligations: residential	117,936	178	(12,638)	105,476
Collateralized mortgage obligations: commercial	94,284	175	(2,803)	91,656
Commercial paper	78,687	1	(3)	78,685
Corporate debt securities	34,733	43	(2,961)	31,815
Municipal tax-exempt securities	12,602	—	(3,527)	9,075
Total available for sale	$449,416	$397	$(29,623)	$420,190

Held to maturity
Municipal taxable securities	$500	$1	$—	$501
Municipal tax-exempt securities	4,691	—	(244)	4,447
Total held to maturity	$5,191	$1	$(244)	$4,948

At September 30, 2025 and December 31, 2024, investment securities with a fair value of $27.0 million and $23.4 million were pledged to secure certificates of deposit from the State of California.

There were no sales of investment securities during the three months ended September 30, 2025, June 30, 2025, and September 30, 2024 and nine months ended September 30, 2025 and 2024.

Accrued interest receivable for investment securities at September 30, 2025 and December 31, 2024 totaled $1.6 million and $1.6 million.

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

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
September 30, 2025	(dollars in thousands)
Government agency securities	$65	$65	$13,368	$13,128	$9,816	$9,845	$—	$—	$23,249	$23,038
SBA agency securities	—	—	6,747	6,717	16,280	16,328	—	—	23,027	23,045
Mortgage-backed securities: residential	—	—	28,497	28,301	60,854	56,732	—	—	89,351	85,033
Collateralized mortgage obligations: residential	8,702	8,643	51,379	51,253	40,342	38,395	—	—	100,423	98,291
Collateralized mortgage obligations: commercial	2,562	2,599	71,994	71,371	51,857	43,896	—	—	126,413	117,866
Commercial paper	24,942	24,942	—	—	—	—	—	—	24,942	24,942
Corporate debt securities	2,011	2,001	11,426	11,217	15,150	14,037	2,596	1,955	31,183	29,210
Municipal tax-exempt securities	—	—	—	—	1,082	898	11,494	8,308	12,576	9,206
Total AFS	$38,282	$38,250	$183,411	$181,987	$195,381	$180,131	$14,090	$10,263	$431,164	$410,631

Municipal tax-exempt securities	$—	$—	$860	$859	$2,816	$2,712	$509	$504	$4,185	$4,075
Total HTM	$—	$—	$860	$859	$2,816	$2,712	$509	$504	$4,185	$4,075

December 31, 2024
Government agency securities	$90	$88	$11,644	$11,304	$9,858	$9,650	$—	$—	$21,592	$21,042
SBA agency securities	—	—	5,934	5,721	21,297	21,043	—	—	27,231	26,764
Mortgage-backed securities: residential	—	—	8,892	8,099	53,459	47,578	—	—	62,351	55,677
Collateralized mortgage obligations: residential	5,126	5,235	55,015	52,867	57,795	47,374	—	—	117,936	105,476
Collateralized mortgage obligations: commercial	705	704	38,811	38,527	54,768	52,425	—	—	94,284	91,656
Commercial paper	78,687	78,685	—	—	—	—	—	—	78,687	78,685
Corporate debt securities	2,000	1,989	11,886	11,706	18,233	16,250	2,614	1,870	34,733	31,815
Municipal tax-exempt securities	—	—	—	—	—	—	12,602	9,075	12,602	9,075
Total AFS	$86,608	$86,701	$132,182	$128,224	$215,410	$194,320	$15,216	$10,945	$449,416	$420,190

Municipal taxable securities	$500	$501	$—	$—	$—	$—	$—	$—	$500	$501
Municipal tax-exempt securities	—	—	360	347	2,985	2,795	1,346	1,305	4,691	4,447
Total HTM	$500	$501	$360	$347	$2,985	$2,795	$1,346	$1,305	$5,191	$4,948

The following tables show the fair value and gross unrealized losses of our investment securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	Less than Twelve Months			Twelve Months or More			Total
	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances
September 30, 2025	(dollars in thousands)
Government agency securities	$10,821	$(81)	3	$2,371	$(159)	2	$13,192	$(240)	5
SBA agency securities	4,275	(53)	2	1,653	(116)	4	5,928	(169)	6
Mortgage-backed securities: residential	26,026	(145)	7	28,247	(4,703)	15	54,273	(4,848)	22
Collateralized mortgage obligations: residential	27,899	(177)	6	35,687	(2,134)	20	63,586	(2,311)	26
Collateralized mortgage obligations: commercial	9,225	(5)	1	57,913	(9,221)	25	67,138	(9,226)	26
Corporate debt securities	—	—	—	23,369	(2,046)	26	23,369	(2,046)	26
Municipal tax-exempt securities	—	—	—	9,206	(3,370)	11	9,206	(3,370)	11
Total AFS	$78,246	$(461)	19	$158,446	$(21,749)	103	$236,692	$(22,210)	122

Municipal tax-exempt securities	$—	$—	—	$3,635	$(110)	8	$3,635	$(110)	8
Total HTM	$—	$—	—	$3,635	$(110)	8	$3,635	$(110)	8

	Less than Twelve Months			Twelve Months or More			Total
	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances
December 31, 2024	(dollars in thousands)
Government agency securities	$14,620	$(219)	3	$6,422	$(331)	4	$21,042	$(550)	7
SBA agency securities	24,971	(273)	7	1,793	(194)	4	26,764	(467)	11
Mortgage-backed securities: residential	25,479	(578)	5	30,198	(6,096)	15	55,677	(6,674)	20
Collateralized mortgage obligations: residential	36,166	(649)	8	55,255	(11,989)	24	91,421	(12,638)	32
Collateralized mortgage obligations: commercial	35,753	(367)	7	30,114	(2,436)	18	65,867	(2,803)	25
Commercial paper	48,874	(3)	3	—	—	—	48,874	(3)	3
Corporate debt securities	—	—	—	26,035	(2,961)	30	26,035	(2,961)	30
Municipal tax-exempt securities	—	—	—	9,075	(3,527)	11	9,075	(3,527)	11
Total AFS	$185,863	$(2,089)	33	$158,892	$(27,534)	106	$344,755	$(29,623)	139

Municipal tax-exempt securities	$—	$—	—	$4,447	$(244)	10	$4,447	$(244)	10
Total HTM	$—	$—	—	$4,447	$(244)	10	$4,447	$(244)	10

The securities that were in an unrealized loss position at September 30, 2025 and December 31, 2024, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. We concluded that the unrealized losses were primarily attributed to yield curve movement. All SBA agency securities, mortgage-backed securities, and collateralized mortgage obligations are issued by government or government sponsored entities and have the support of the U.S. federal government. The issuers have not, to our knowledge, established any cause for default on these securities. We expect to recover the amortized cost basis of our securities and have no present intent to sell and do not expect to be required to sell securities that have declined below their cost before their anticipated recovery. As of September 30, 2025 and December 31, 2024, all of our HTM securities were rated “AA-” or above. Accordingly, no ACL was recorded as of September 30, 2025 and December 31, 2024, against HTM or AFS securities, and there was no provision for credit losses recognized for the three months and nine months ended September 30, 2025 and 2024.

Equity Securities - We have several Community Reinvestment Act (“CRA”) equity investments, other bank stocks, and other equity investments. We recorded net gain/(loss) (included in “Other income” in the consolidated statements of income) on such equity investments of $621,000, $94,000, and ($32,000) during the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, and net gain of $680,000 and $108,000 during the nine months ended September 30, 2025 and 2024. Equity securities (included in “Accrued interest and other assets” in the consolidated balance sheets) were $23.1 million and $22.9 million as of September 30, 2025 and December 31, 2024.

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

The following table presents the balances in our loan held for investment ("HFI") portfolio by loan segment and class as of the dates indicated:

	September 30, 2025	December 31, 2024
Loans HFI: (1)	(dollars in thousands)
Real Estate:
Single-family residential mortgages	$1,650,989	$1,494,022
Commercial real estate (2)	1,286,603	1,201,420
Construction and land development	159,152	173,290
Commercial:
Commercial and industrial	146,667	129,585
SBA	54,033	47,263
Other	5,133	7,650
Total loans HFI	$3,302,577	$3,053,230
Allowance for loan losses	(44,892)	(47,729)
Total loans HFI, net	$3,257,685	$3,005,501
(1)	Net of premiums (discounts) on acquired loans and net deferred (fees) and costs on originated loans.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential loans and non-owner occupied single-family residential loans.

The following table presents a summary of the changes in the ACL for the periods indicated:

	For the Three Months Ended
	September 30, 2025			June 30, 2025			September 30, 2024
	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses
	(dollars in thousands)
Beginning balance	$51,014	$629	$51,643	$51,932	$629	$52,561	$41,741	$624	$42,365
Provision for/(reversal of) credit losses	750	(125)	625	2,387	—	2,387	3,145	155	3,300
Charge-offs	(7,019)	—	(7,019)	(3,339)	—	(3,339)	(1,210)	—	(1,210)
Recoveries	147	—	147	34	—	34	9	—	9
Ending balance	$44,892	$504	$45,396	$51,014	$629	$51,643	$43,685	$779	$44,464
(1)	Included in “Accrued interest and other liabilities”

	For the Nine Months Ended September 30,
	2025			2024
	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments (1)	Allowance for credit losses
	(dollars in thousands)
Beginning balance	$47,729	$729	$48,458	$41,903	$640	$42,543
Provision for/(reversal of) credit losses	9,983	(225)	9,758	3,718	139	3,857
Charge-offs	(13,084)	—	(13,084)	(1,991)	—	(1,991)
Recoveries	264	—	264	55	—	55
Ending balance	$44,892	$504	$45,396	$43,685	$779	$44,464
(1)	Included in “Accrued interest and other liabilities”

The following tables present the balance and activity related to the allowance for loan losses (“ALL”) for loans HFI by loan portfolio segment for the periods presented.

	For the Three Months Ended September 30, 2025
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$19,106	$21,423	$7,971	$1,493	$791	$230	$51,014
Provision for/(reversal of) credit losses	2,737	(2,730)	312	393	19	19	750
Charge-offs	—	(21)	(6,929)	(4)	(11)	(54)	(7,019)
Recoveries	—	—	138	1	—	8	147
Ending allowance balance	$21,843	$18,672	$1,492	$1,883	$799	$203	$44,892

	For the Three Months Ended June 30, 2025
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$18,373	$24,200	$7,000	$1,400	$701	$258	$51,932
Provision for/(reversal of) credit losses	748	498	971	94	91	(15)	2,387
Charge-offs	(15)	(3,275)	—	(1)	(1)	(47)	(3,339)
Recoveries	—	—	—	—	—	34	34
Ending allowance balance	$19,106	$21,423	$7,971	$1,493	$791	$230	$51,014

	For the Three Months Ended September 30, 2024
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$19,840	$18,434	$1,352	$1,285	$675	$155	$41,741
(Reversal of)/provision for credit losses	(2,898)	4,406	1,441	31	(9)	174	3,145
Charge-offs	—	(189)	(974)	(6)	—	(41)	(1,210)
Recoveries	—	—	—	1	—	8	9
Ending allowance balance	$16,942	$22,651	$1,819	$1,311	$666	$296	$43,685

	For the Nine Months Ended September 30, 2025
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$17,518	$21,879	$6,053	$1,339	$654	$286	$47,729
Provision for/(reversal of) credit losses	5,728	89	3,476	550	157	(17)	9,983
Charge-offs	(1,403)	(3,296)	(8,175)	(85)	(12)	(113)	(13,084)
Recoveries	—	—	138	79	—	47	264
Ending allowance balance	$21,843	$18,672	$1,492	$1,883	$799	$203	$44,892

	For the Nine Months Ended September 30, 2024
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$20,117	$17,826	$1,219	$1,348	$1,196	$197	$41,903
(Reversal of)/provision for credit losses	(3,175)	5,656	1,574	(30)	(530)	223	3,718
Charge-offs	—	(831)	(974)	(9)	—	(177)	(1,991)
Recoveries	—	—	—	2	—	53	55
Ending allowance balance	$16,942	$22,651	$1,819	$1,311	$666	$296	$43,685

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

	Term Loan by Vintage
September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Single-family residential mortgages
Pass	$305,854	$125,982	$124,930	$512,565	$212,608	$364,645	$957	$—	$1,647,541
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	383	718	1,990	357	—	—	—	3,448
Doubtful	—	—	—	—	—	—	—	—	—
Total	$305,854	$126,365	$125,648	$514,555	$212,965	$364,645	$957	$—	$1,650,989
YTD gross charge-offs	$1	$—	$—	$537	$174	$691	$—	$—	$1,403
Commercial real estate
Pass	$189,626	$173,837	$49,977	$396,675	$138,625	$268,160	$—	$—	$1,216,900
Special mention	—	—	—	7,113	19,529	8,356	—	—	34,998
Substandard	—	670	—	1,586	18,589	13,860	—	—	34,705
Doubtful	—	—	—	—	—	—	—	—	—
Total	$189,626	$174,507	$49,977	$405,374	$176,743	$290,376	$—	$—	$1,286,603
YTD gross charge-offs	$—	$—	$—	$—	$—	$3,296	$—	$—	$3,296
Construction and land development
Pass	$3,649	$23,866	$8,965	$41,379	$4,049	$45,650	$—	$—	$127,558
Special mention	—	3,372	—	—	—	—	—	—	3,372
Substandard	—	—	—	—	19,465	8,757	—	—	28,222
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,649	$27,238	$8,965	$41,379	$23,514	$54,407	$—	$—	$159,152
YTD gross charge-offs	$—	$—	$—	$1,246	$6,929	$—	$—	$—	$8,175
Commercial:
Commercial and industrial
Pass	$14,265	$68	$1,058	$2,040	$2,953	$6,378	$103,862	$—	$130,624
Special mention	—	6,011	—	—	—	—	2,690	—	8,701
Substandard	3	—	6	57	—	5,970	1,306	—	7,342
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,268	$6,079	$1,064	$2,097	$2,953	$12,348	$107,858	$—	$146,667
YTD gross charge-offs	$2	$6	$—	$—	$—	$77	$—	$—	$85
SBA
Pass	$10,636	$4,288	$1,654	$10,749	$9,708	$11,568	$—	$—	$48,603
Special mention	—	2,278	—	—	—	—	—	—	2,278
Substandard	—	—	—	—	480	2,672	—	—	3,152
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,636	$6,566	$1,654	$10,749	$10,188	$14,240	$—	$—	$54,033
YTD gross charge-offs	$—	$12	$—	$—	$—	$—	$—	$—	$12
Other:
Pass	$—	$—	$94	$782	$4,135	$98	$13	$—	$5,122
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	11	—	—	—	11
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$94	$782	$4,146	$98	$13	$—	$5,133
YTD gross charge-offs	$—	$—	$—	$—	$108	$5	$—	$—	$113
Total by risk rating:
Pass	$524,030	$328,041	$186,678	$964,190	$372,078	$696,499	$104,832	$—	$3,176,348
Special mention	—	11,661	—	7,113	19,529	8,356	2,690	—	49,349
Substandard	3	1,053	724	3,633	38,902	31,259	1,306	—	76,880
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$524,033	$340,755	$187,402	$974,936	$430,509	$736,114	$108,828	$—	$3,302,577
Total YTD gross charge-offs	$3	$18	$—	$1,783	$7,211	$4,069	$—	$—	$13,084

	Term Loan by Vintage
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Single-family residential mortgages
Pass	$159,940	$137,264	$549,525	$225,877	$108,541	$299,553	$1,126	$—	$1,481,826
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,178	1,401	1,858	6,759	—	—	12,196
Doubtful	—	—	—	—	—	—	—	—	—
Total	$159,940	$137,264	$551,703	$227,278	$110,399	$306,312	$1,126	$—	$1,494,022
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$220,623	$58,597	$389,578	$158,188	$157,480	$186,619	$—	$—	$1,171,085
Special mention	—	—	936	10,251	3,040	7,060	—	—	21,287
Substandard	—	—	—	—	1,188	7,860	—	—	9,048
Doubtful	—	—	—	—	—	—	—	—	—
Total	$220,623	$58,597	$390,514	$168,439	$161,708	$201,539	$—	$—	$1,201,420
YTD gross charge-offs	$—	$164	$—	$—	$2,064	$417	$—	$—	$2,645
Construction and land development
Pass	$62,541	$8,945	$—	$—	$1,370	$65	$—	$—	$72,921
Special mention	—	—	—	—	44,042	—	—	—	44,042
Substandard	—	8,782	—	38,101	9,444	—	—	—	56,327
Doubtful	—	—	—	—	—	—	—	—	—
Total	$62,541	$17,727	$—	$38,101	$54,856	$65	$—	$—	$173,290
YTD gross charge-offs	$—	$—	$1,148	$—	$—	$—	$—	$—	$1,148
Commercial:
Commercial and industrial									—
Pass	$7,304	$1,126	$2,593	$3,991	$2,270	$5,242	$98,878	$—	$121,404
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	70	—	1,317	4,820	1,974	—	8,181
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,304	$1,126	$2,663	$3,991	$3,587	$10,062	$100,852	$—	$129,585
YTD gross charge-offs	$8	$—	$3	$—	$—	$—	$—	$—	$11
SBA
Pass	$6,889	$1,813	$10,855	$9,731	$400	$14,209	$—	$—	$43,897
Special mention	—	—	—	—	—	—	—	—	—
Substandard	65	—	—	334	—	2,967	—	—	3,366
Doubtful	—	—	—	—	—	—	—	—	—
Total	$6,954	$1,813	$10,855	$10,065	$400	$17,176	$—	$—	$47,263
YTD gross charge-offs	$78	$—	$—	$—	$—	$—	$—	$—	$78
Other:
Pass	$—	$130	$1,517	$5,718	$246	$—	$16	$—	$7,627
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	23	—	—	—	—	23
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$130	$1,517	$5,741	$246	$—	$16	$—	$7,650
YTD gross charge-offs	$—	$—	$4	$191	$6	$—	$—	$—	$201
Total by risk rating:
Pass	$457,297	$207,875	$954,068	$403,505	$270,307	$505,688	$100,020	$—	$2,898,760
Special mention	—	—	936	10,251	47,082	7,060	—	—	65,329
Substandard	65	8,782	2,248	39,859	13,807	22,406	1,974	—	89,141
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$457,362	$216,657	$957,252	$453,615	$331,196	$535,154	$101,994	$—	$3,053,230
Total YTD gross charge-offs	$86	$164	$1,155	$191	$2,070	$417	$—	$—	$4,083

The following tables present the aging of the recorded investment in past due loans HFI, by loan segment and class, as of the dates indicated.

	Accruing Loans
September 30, 2025	30-59 Days	60-89 Days	90 Days Or More	Total Past Due (1)	Nonaccrual Loans	Current	Total Loans HFI
Real estate:	(dollars in thousands)
Single-family residential mortgages (2)	$4,867	$574	$—	$5,441	$2,608	$1,642,940	$1,650,989
Commercial real estate	288	207	—	495	8,548	1,277,560	1,286,603
Construction and land development	—	—	—	—	28,222	130,930	159,152
Commercial:
Commercial and industrial	1	—	—	1	4,708	141,958	146,667
SBA	543	—	—	543	1,387	52,103	54,033
Other	53	—	—	53	11	5,069	5,133
Total	$5,752	$781	$—	$6,533	$45,484	$3,250,560	$3,302,577
(1)	Past due loans exclude nonaccrual loans.
(2)	Nonaccrual SFR mortgage loans include $718,000 of loans in the process of foreclosure.

	Accruing Loans
December 31, 2024	30-59 Days	60-89 Days	90 Days Or More	Total Past Due (1)	Nonaccrual Loans	Current	Total Loans HFI
Real estate:	(dollars in thousands)
Single-family residential mortgages (2)	$7,173	$1,013	$—	$8,186	$11,524	$1,474,312	$1,494,022
Commercial real estate	505	218	—	723	7,353	1,193,344	1,201,420
Construction and land development	—	11,706	—	11,706	44,621	116,963	173,290
Commercial:
Commercial and industrial	51	64	—	115	4,819	124,651	129,585
SBA	315	1,041	—	1,356	1,514	44,393	47,263
Other	—	—	—	—	12	7,638	7,650
Total	$8,044	$14,042	$—	$22,086	$69,843	$2,961,301	$3,053,230
(1)	Past due loans exclude nonaccrual loans.
(2)	Nonaccrual SFR mortgage loans include $4.4 million of loans in the process of foreclosure.

The following table presents the loans HFI on nonaccrual status and the balance of such loans with no ALL, by loan segment and class, as of the dates indicated:

	September 30, 2025		December 31, 2024
	Nonaccrual Loans		Nonaccrual Loans
	with no		with no
	Allowance		Allowance
	for Loan Loss	Nonaccrual Loans	for Loan Loss	Nonaccrual Loans
Real estate:	(dollars in thousands)
Single-family residential mortgages	$2,608	$2,608	$11,524	$11,524
Commercial real estate	5,016	8,548	346	7,353
Construction and land development	28,222	28,222	18,226	44,621
Commercial:
Commercial and industrial	4,708	4,708	4,708	4,819
SBA	1,387	1,387	1,514	1,514
Other:	—	11	—	12
Total	$41,941	$45,484	$36,318	$69,843

The following tables present the amortized cost basis of individually evaluated collateral-dependent loans, by loan segment and class, and type of collateral which secures such loans as of the dates indicated.

	September 30, 2025
	Residential Real Estate	Commercial Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$2,608	$—	$—	$2,608
Commercial real estate	—	8,548	—	8,548
Construction and land development	19,465	8,757	—	28,222
Commercial:
Commercial and industrial	4,708	—	—	4,708
SBA	—	1,302	85	1,387
Total loans	$26,781	$18,607	$85	$45,473

	December 31, 2024
	Residential Real Estate	Commercial Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$11,524	$—	$—	$11,524
Commercial real estate	222	7,131	—	7,353
Construction and land development	26,395	18,226	—	44,621
Commercial:
Commercial and industrial	4,708	—	111	4,819
SBA	40	1,323	151	1,514
Total loans	$42,889	$26,680	$262	$69,831

We did not recognize any interest income on nonaccrual loans while the loans were in nonaccrual status during 2025 or 2024.

Loan Modifications to Borrowers Experiencing Financial Difficulty - In cases where a borrower is experiencing financial difficulties, we may make certain concessionary modifications to the contractual terms. These concessions may include term extension, payment delay, principal forgiveness, an interest rate reduction, or other actions intended to minimize potential losses. We may provide multiple types of concessions on one loan. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for loan losses. Loans modified to borrowers experiencing financial difficulty are individually evaluated for purposes of the allowance for loan losses.

The following tables present loan modifications made to borrowers experiencing financial difficulty by type of modification for the periods indicated:

	Three Months Ended September 30, 2025
	Payment Deferral		Total Loan Modifications
	Balance	% of Loan Class	Balance	% of Loan Class
	(dollars in thousands)
Commercial real estate	$4,872	0.38%	$4,872	0.38%
SBA	410	0.76%	410	0.76%
Total	$5,282	0.16%	$5,282	0.16%

	Nine Months Ended September 30, 2025
	Payment Deferral		Combination of Rate Reduction and Term Extension		Combination of Principal Reduction, Rate Reduction, and Term Extension		Total Loan Modifications
	Balance	% of Loan Class	Balance	% of Loan Class	Balance	% of Loan Class	Balance	% of Loan Class
	(dollars in thousands)
Commercial real estate	$4,872	0.38%	$—	0.00%	$3,532	0.27%	$8,404	0.65%
Commercial and industrial	—	0.00%	4,709	3.21%	—	0.00%	4,709	3.21%
SBA	410	0.76%	—	0.00%	—	0.00%	410	0.76%
Total	$5,282	0.16%	$4,709	0.14%	$3,532	0.11%	$13,523	0.41%

	Three and Nine Months Ended September 30, 2024
	Term Extension		Total Loan Modifications
	Balance	% of Loan Class	Balance	% of Loan Class
	(dollars in thousands)
Construction and land development	$10,036	5.79%	$10,036	5.79%
Total	$10,036	0.33%	$10,036	0.33%

At  September 30, 2025 and December 31, 2024, we had no commitments to lend to borrowers experiencing financial difficulty whose loans were modified during the period. We closely monitor the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table provides the aging information for loans that were modified over the last 12 months by loan class as of September 30, 2025.

Loan Class	Current (1)	30-89 Days Past Due	90 Days Or More Past Due (2)	Total
	(dollars in thousands)
Commercial real estate	$18,607	$—	$—	$18,607
Construction and land development	—	—	28,222	28,222
Commercial and industrial	4,708	—	—	4,708
SBA	410	—	—	410
Total	$23,725	$—	$28,222	$51,947
(1)	Includes CRE loans totaling $8.4 million and C&I loans totaling $4.7 million which are current in payments, however remain on nonaccrual at September 30, 2025. None of these loans have defaulted on their modified terms in the last 12 months.
(2)	Includes C&D loans totaling $28.2 million which remain on nonaccrual and have defaulted on their modified terms in the last 12 months.

During the three and nine months ended September 30, 2024, there were no defaults of loans that had been modified within the previous 12 months.

NOTE 5 - LOAN SERVICING

The loans being serviced for others are not reported as assets in our consolidated balance sheets. The table below presents the underlying principal balances of the loans serviced for others, by loan portfolio segment, as of the dates indicated:

	September 30,	December 31,
Loans serviced for others:	2025	2024
	(dollars in thousands)
Mortgage loans	$850,189	$922,183
SBA loans	88,166	92,678
Commercial real estate loans	2,429	3,761
Construction loans	8,772	7,315

Servicing income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing assets is net against loan servicing income. Loan servicing income, net of amortization, totaled $564,000, $541,000, and $605,000 for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, and $1.7 million and $1.8 million for the nine months ended September 30, 2025 and 2024.

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

The table below presents the activity in the servicing assets for the periods indicated:

	Three Months Ended
	September 30, 2025		June 30, 2025		September 30, 2024
	Mortgage	SBA	Mortgage	SBA	Mortgage	SBA
	Loans	Loans	Loans	Loans	Loans	Loans
Servicing assets:	(dollars in thousands)
Beginning of period	$5,183	$1,299	$5,424	$1,342	$6,054	$1,491
Additions	37	13	24	15	59	14
Payoffs	(94)	(1)	(98)	(17)	(107)	(27)
Amortization	(151)	(34)	(167)	(41)	(171)	(57)
End of period	$4,975	$1,277	$5,183	$1,299	$5,835	$1,421

	Nine Months Ended
	September 30, 2025		September 30, 2024
	Mortgage	SBA	Mortgage	SBA
	Loans	Loans	Loans	Loans
Servicing assets:	(dollars in thousands)
Beginning of period	$5,656	$1,329	$6,509	$1,601
Additions	66	90	188	92
Payoffs	(273)	(21)	(340)	(94)
Amortization	(474)	(121)	(522)	(178)
End of period	$4,975	$1,277	$5,835	$1,421

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

The fair value of servicing assets for mortgage loans was $10.0 million and $11.4 million as of September 30, 2025 and  December 31, 2024. This fair value at September 30, 2025 was determined using an average discount rate of 10.11%, average prepayment speed of 7.80%, depending on the stratification of the specific right, and a weighted-average default rate of 0.11%. This fair value at December 31, 2024 was determined using an average discount rate of 11.16%, average prepayment speed of 7.52%, depending on the stratification of the specific right, and a weighted-average default rate of 0.10%

The fair value of servicing assets for SBA loans was $2.1 million and $2.3 million as of September 30, 2025 and  December 31, 2024. This fair value at September 30, 2025 was determined using an average discount rate of 8.5%, average prepayment speed of 20.74%, depending on the stratification of the specific right, and a weighted-average default rate of 1.31%. This fair value at December 31, 2024 was determined using an average discount rate of 8.5%, average prepayment speed of 19.46%, depending on the stratification of the specific right, and a weighted-average default rate of 1.04%.

NOTE 6 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions is tested for impairment at least annually during the fourth quarter of each year, and more frequently, if events or circumstances indicate the value of goodwill may be impaired. We completed our most recent evaluation of goodwill as of October 1, 2024 and determined that no goodwill impairment existed. Goodwill amounted to $71.5 million at both September 30, 2025 and  December 31, 2024 and is the only intangible asset with an indefinite life on our consolidated balance sheets. There were no triggering events during the three and nine months ended September 30, 2025 that caused management to evaluate goodwill for a quantitative impairment analysis as of September 30, 2025.

Other intangible assets consist of core deposit intangible (“CDI”) assets arising from whole bank and branch acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. The unamortized balance at September 30, 2025 and December 31, 2024 was $1.5 million and $2.0 million. CDI amortization expense was $172,000, $172,000, and $200,000 for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, and $516,000 and $602,000 for the nine months ended September 30, 2025 and 2024.

Estimated CDI amortization expense for future years is as follows:

As of September 30, 2025:	CDI Amortization Expense
(dollars in thousands)
Remainder of 2025	$157
2026	501
2027	417
2028	297
2029	64
Thereafter	59
Total	$1,495

NOTE 7 - DEPOSITS

At September 30, 2025, the scheduled maturities of time deposits are as follows:

	$250,000 and under	Greater than $250,000	Total
Time Deposits Maturities Periods:	(dollars in thousands)
One year or less	$1,112,976	$973,524	$2,086,500
One year to three years	5,610	1,530	7,140
Over three years	672	—	672
Total	$1,119,258	$975,054	$2,094,312

Time deposits include deposits acquired through both retail and wholesale channels. Wholesale channels include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services. Wholesale time deposits totaled $268.1 million at September 30, 2025 and $147.5 million at December 31, 2024. Brokered time deposits were $205.9 million at September 30, 2025 and $93.2 million at December 31, 2024. Collateralized deposits from the State of California totaled $20.0 million at September 30, 2025 and $20.0 million at December 31, 2024. Time deposits acquired through internet listing services totaled $42.2 million at September 30, 2025 and $34.2 million at December 31, 2024.

In addition, we offer retail deposit products where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC insurance limit through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs. Time deposits held through the CDARS program were $130.5 million at September 30, 2025 and $130.6 million at December 31, 2024. ICS deposits totaled $147.2 million at September 30, 2025 and $146.1 million at December 31, 2024.

NOTE 8 - LONG-TERM DEBT

The Company's long-term debt consists of $120.0 million of 4.00% fixed-to-floating rate subordinated notes, with an  April 1, 2031 maturity date (the "2031 Subordinated Notes"). The interest rate is fixed through April 1, 2026 and is scheduled to float at three-month Secured Overnight Financing Rate ("SOFR") plus 329 basis points thereafter. We can redeem the 2031 Subordinated Notes beginning April 1, 2026. The 2031 Subordinated Notes are considered Tier 2 capital at the Company.

          We were in compliance with all covenants for the 2031 Subordinated Notes as of September 30, 2025. We recognized interest expense on such subordinated notes of $1.2 million, $1.2 million, and $1.2 million for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, and $3.6 million and $3.6 million for the nine months ended September 30, 2025 and 2024.

   The table below presents the long-term debt and unamortized debt issuance costs as of the dates indicated:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Principal	$120,000	$120,000
Unamortized debt issuance costs	(185)	(471)
Long-term debt, net of issuance costs	$119,815	$119,529

NOTE 9 - SUBORDINATED DEBENTURES

Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.3 million and $15.2 million as of September 30, 2025 and December 31, 2024. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. We  may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System at 100% of the principal amount, plus accrued and unpaid interest. These subordinated debentures consist of the following at September 30, 2025 and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	Effective Stated Rate	Stated Maturity
Subordinated debentures:	(dollars in thousands)
TFC Trust	12/22/2006	$5,155	$1,031	$4,124	Three-month CME Term SOFR plus 0.26% plus 1.65%	5.95%	3/15/2037
FAIC Trust	12/15/2004	7,217	707	6,510	Three-month CME Term SOFR plus 0.26% plus 2.25%	6.55%	12/15/2034
PGBH Trust	12/15/2004	5,155	469	4,686	Three-month CME Term SOFR plus 0.26% plus 2.10%	6.40%	12/15/2034
Total		$17,527	$2,207	$15,320

In 2016, we acquired TFC Statutory Trust (the “TFC Trust”) through the acquisition of Tomato Bank and its holding company, TFC Holding Company. At the close of this acquisition, a $1.9 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $1.0 million at September 30, 2025 and $1.1 million at December 31, 2024. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 5.95% as of September 30, 2025 and 6.27% at December 31, 2024.

In October 2018, we acquired First American International Statutory Trust I (“FAIC Trust”) through the acquisition of First American International Corp. (“FAIC”). At the close of this acquisition, a $1.2 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $707,000 at September 30, 2025 and $765,000 at December 31, 2024. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 6.55% as of September 30, 2025 and 6.87% at December 31, 2024.

In January 2020, we acquired Pacific Global Bank Trust I (“PGBH Trust”) through the acquisition of PGB Holdings, Inc. At the close of this acquisition, a $763,000 valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $469,000 at September 30, 2025 and $507,000 at December 31, 2024. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 6.40% as of September 30, 2025 and 6.72% at December 31, 2024.

We recognized interest expense on the subordinated debentures of $285,000, $283,000, and $331,000 for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, and $851,000 and $989,000 for the nine months ended September 30, 2025 and 2024. The aggregate amount of amortization expense was $55,000 for each of the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, and $164,000 for each of the nine months ended September 30, 2025 and 2024.

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

FHLB Secured Line of Credit and Advances. At September 30, 2025, we had secured borrowing capacity with the FHLB of $1.3 billion collateralized by pledged residential and commercial loans with a carrying value of $1.8 billion. At September 30, 2025, we had no overnight advances and $130.0 million of putable term advances, with various call dates at the option of the FHLB, and a weighted average rate of 3.49%. The remaining secured borrowing capacity with the FHLB was $1.2 billion as of September 30, 2025.

At December 31, 2024, we had a secured borrowing capacity with the FHLB of $1.1 billion collateralized by pledged residential and commercial loans with a carrying value of $1.4 billion. At December 31, 2024, we had $200.0 million of outstanding term advances, of which $150.0 million with an average fixed rate of 1.18% matured in the first quarter of 2025 and $50.0 million was a putable advance with a rate of 3.42% that was called by the FHLB in September 2025.

The details of the FHLB term advances outstanding at September 30, 2025 are shown in the table below:

Advance Date	Amount	Rate	Call Structure	Next Call Date	Final Stated Maturity Date
	(dollars in thousands)
5/8/2025	$10,000	3.69%	1 time call	11/10/2025	5/10/2028
5/8/2025	20,000	3.49%	Quarterly call	11/10/2025	5/10/2028
8/14/2025	20,000	3.38%	Quarterly call	11/14/2025	8/14/2028
3/12/2025	20,000	3.34%	Quarterly call	12/12/2025	3/12/2029
3/14/2025	20,000	3.49%	Quarterly call	12/15/2025	3/15/2029
6/23/2025	10,000	3.64%	1 time call	12/23/2025	6/23/2028
5/8/2025	20,000	3.52%	Quarterly call (1)	5/8/2026	5/8/2029
6/23/2025	10,000	3.55%	Quarterly call (1)	6/23/2026	6/23/2028
Total	$130,000	3.49%
(1)	Call option after initial one year lock out.

FRB Secured Line of Credit. At September 30, 2025, we had secured borrowing capacity with the FRB of $63.4 million collateralized by pledged loans with a carrying value of $83.2 million.

Federal Funds Arrangements with Commercial Banks. At September 30, 2025, we have established unsecured borrowing lines with other financial institutions totaling $97.0 million.

There were no amounts outstanding under any of the other borrowing arrangements above as of September 30, 2025, except the FHLB term advances of $130.0 million.

NOTE 11 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

We recorded an income tax provision of $3.1 million, $3.6 million, and $2.6 million, reflecting an effective tax rate of 23.5%, 27.8%, and 26.9% for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, and $7.6 million and $8.3 million, reflecting an effective tax rate of 25.9% and 27.2% for the nine months ended September 30, 2025 and 2024.

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

We had the following financial commitments whose contractual amount represents credit risk, as of the dates indicated:

	September 30,	December 31,
	2025	2024
	(dollars in thousands)
Commitments to make loans	$40,624	$84,241
Unused lines of credit	70,659	85,580
Commercial and similar letters of credit	2,144	2,393
Standby letters of credit	5,694	3,293
Total	$119,121	$175,507

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each client's creditworthiness on a case-by-case basis.

We record a liability for lifetime expected losses on off-balance-sheet credit exposure that does not fit the definition of unconditionally cancelable commitments in accordance with ASC 326. We use the loss rate and exposure at default framework to estimate a reserve for unfunded commitments. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default. The reserve for off-balance sheet commitments was $504,000 and $729,000 as of September 30, 2025 and December 31, 2024. We recorded a (reversal of) provision for unfunded loan commitments of ($125,000), zero, and $155,000 for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024. We recorded a (reversal of) provision for unfunded loan commitments of ($225,000) and $139,000 for the nine months ended September 30, 2025 and 2024.

In addition, we invest in various affordable housing partnerships and Small Business Investment Company funds. Pursuant to these investments, we commit to an investment amount to be fulfilled in future periods. Such unfunded commitments totaled $10.4 million as of September 30, 2025 and $5.7 million as of December 31, 2024.

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

Future minimum rent payments on our leases were as follows as of the date indicated:

As of September 30, 2025
(dollars in thousands)
Remainder of 2025	$1,016
2026	5,861
2027	5,766
2028	4,848
2029	2,682
Thereafter	8,296
Total future minimum lease payments	$28,469
Less amount of payment representing interest	(2,403)
Total present value of lease payments	$26,066

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.5 million, $1.5 million, and $1.4 million for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, and $4.4 million and $4.4 million for the nine months ended September 30, 2025 and 2024. The Company received rental income of $161,000, $158,000, and $157,000 for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, and $477,000 and $454,000 for the nine months ended September 30, 2025 and 2024.

The following table presents the right-of-use (“ROU”) assets and lease liabilities recorded on our consolidated balance sheet, the weighted-average remaining lease terms and discount rates, as of the dates indicated:

	September 30,	December 31,
	2025	2024
Operating Leases	(dollars in thousands)
ROU assets	$24,305	$28,048
Lease liabilities	26,066	29,705

Weighted-average remaining lease term (in years)	6.12	6.65
Weighted-average discount rate	2.93%	2.83%

NOTE 14 - RELATED PARTY TRANSACTIONS

There were no loans or outstanding loan commitments to any principal officers or directors, or any of their affiliates at September 30, 2025 and December 31, 2024.

Deposits from principal officers, directors, and their affiliates at September 30, 2025 and December 31, 2024 were $45.2 million and $32.5 million.

Certain directors and their affiliates own $6.0 million of RBB's subordinated debentures as of September 30, 2025 and December 31, 2024.

NOTE 15 - STOCK-BASED COMPENSATION

Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan

The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the "Amended OSIP") was approved by our board of directors in January 2019 and approved by our shareholders in May 2022. The Amended OSIP was designed to ensure continued availability of equity awards that will assist us in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the Amended OSIP, our board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The Amended OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The Amended OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination. We reserved up to 30% of issued and outstanding shares of common stock as of the date we adopted the Amended OSIP, or 3,848,341 shares. As of September 30, 2025, there were 878,916 shares of common stock available for issuance under the Amended OSIP. This represents 5.2% of the issued and outstanding shares of our common stock as of September 30, 2025.

Stock Options

Compensation expense for stock options was $9,000, $12,000, and $14,000 for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, and $35,000 and $49,000 for the nine months ended September 30, 2025 and 2024. Unrecognized stock-based compensation expense related to options was $82,000 as of September 30, 2025. Unrecognized compensation expense related to stock options, as of September 30, 2025, is expected to be recognized over the next 1.6 years.

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

The table below presents a summary of our stock options awards and activity as of and for the nine months ended September 30, 2025.

	Outstanding Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(dollars in thousands, except for per share data)
Outstanding at beginning of year	174,500	$18.29
Exercised	(10,000)	17.08
Outstanding at end of period	164,500	$18.37	4.57	$146

Options exercisable	146,500	$18.02	4.24	$146

The total fair value of the options vested was $63,000 and $652,000 during the nine months ended September 30, 2025 and 2024. Unvested stock options totaled 18,000 and 21,333 with a weighted average grant date fair value of $6.16 and $6.02, respectively, as of September 30, 2025 and December 31, 2024. During the nine months ended September 30, 2025, 3,333 stock options vested with a weighted average grant date fair value of $5.28.

No stock options were exercised for the three months ended September 30, 2025. For the three months ended September 30, 2024, the cash received from the exercise of stock options was $307,000 with an intrinsic value of $55,000. For the nine months ended September 30, 2025 and 2024, the cash received from the exercise of stock options was $171,000 and $1.3 million with an intrinsic value of $1,000 and $316,000.

Restricted Stock Units

We award time-based restricted stock units (“TRSUs”) and performance-based restricted stock units (“PRSUs”), which we also refer to collectively as restricted stock units (“RSUs”). The PRSUs are subject to pre-established performance metrics, which may also include a market condition, that will be measured in the future and subject to oversight and approval by the Board of Director’s Compensation Committee. The TRSUs have original lives ranging from 1 to 4 years and PRSUs have an original life of 3 years. The RSUs granted during the nine months ended September 30, 2025 included 14,416 PRSUs with a performance metric subject to a market condition and grant date fair value per share of $11.08.

The recorded compensation expense for RSUs was $262,000, $537,000, and $250,000 for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, and $1.0 million and $740,000 for the nine months ended September 30, 2025 and 2024. Unrecognized stock-based compensation expense related to RSUs was $2.4 million as of September 30, 2025. As of September 30, 2025, unrecognized stock-based compensation expense related to RSUs is expected to be recognized over the next 2.5 years.

The following table presents RSUs activity during the nine months ended September 30, 2025.

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per Share
Outstanding at beginning of year	140,475	$18.33
Granted	138,922	15.70
Vested	(75,126)	17.65
Forfeited/cancelled	(13,180)	18.74
Outstanding at end of period	191,091	$16.66

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At September 30, 2025, the Company and the Bank were in compliance with the capital conservation buffer requirements. If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, we have elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes, at September 30, 2025 and December 31, 2024, we satisfied all capital adequacy requirements to which we were subject.

The following tables set forth RBB’s consolidated and the Bank’s capital amounts and ratios and related regulatory requirements as of the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of September 30, 2025:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$470,942	11.50%	$163,737	4.0%	$204,672	5.0%
Bank	532,671	13.03%	163,543	4.0%	204,429	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$456,082	17.28%	$118,755	4.5%	$171,534	6.5%
Bank	532,671	20.23%	118,471	4.5%	171,125	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$470,942	17.85%	$158,340	6.0%	$211,119	8.0%
Bank	532,671	20.23%	157,962	6.0%	210,616	8.0%
Total Risk-Based Capital Ratio
Consolidated	$623,898	23.64%	$211,119	8.0%	$263,899	10.0%
Bank	565,734	21.49%	210,616	8.0%	263,270	10.0%

(1) These ratios are exclusive of the 2.5% capital conservation buffer.

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2024:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$469,785	11.92%	$157,660	4.0%	$197,075	5.0%
Bank	549,889	13.96%	157,529	4.0%	196,912	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$455,084	17.94%	$114,133	4.5%	$164,859	6.5%
Bank	549,889	21.74%	113,843	4.5%	164,440	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$469,785	18.52%	$152,178	6.0%	$202,903	8.0%
Bank	549,889	21.74%	151,791	6.0%	202,388	8.0%
Total Risk-Based Capital Ratio
Consolidated	$621,225	24.49%	$202,903	8.0%	$253,629	10.0%
Bank	581,720	22.99%	202,388	8.0%	252,985	10.0%

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis or on a non-recurring basis as of the dates indicated:

	Fair Value Measurements Using:
September 30, 2025	Level 1	Level 2	Level 3	Total
Assets measured at fair value:	(dollars in thousands)
On a recurring basis:
Securities available for sale
Government agency securities	$—	$23,038	$—	$23,038
SBA agency securities	—	23,045	—	23,045
Mortgage-backed securities	—	85,033	—	85,033
Collateralized mortgage obligations	—	216,157	—	216,157
Commercial paper	—	24,942	—	24,942
Corporate debt securities	—	29,210	—	29,210
Municipal securities	—	9,206	—	9,206
	$—	$410,631	$—	$410,631
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Commercial real estate loans	$—	$—	$3,005	$3,005
Construction and land development loans	—	—	19,465	19,465
Commercial and industrial loans	—	—	4,708	4,708
Other real estate owned (1)	—	—	8,830	8,830
	$—	$—	$36,008	$36,008

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$21,042	$—	$21,042
SBA agency securities	—	26,764	—	26,764
Mortgage-backed securities	—	55,677	—	55,677
Collateralized mortgage obligations	—	197,132	—	197,132
Commercial paper	—	78,685	—	78,685
Corporate debt securities	—	31,815	—	31,815
Municipal securities	—	9,075	—	9,075
	$—	$420,190	$—	$420,190
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Commercial real estate loans	$—	$—	$4,751	$4,751
Construction and land development loans	—	—	30,676	30,676
SBA loans	—	—	66	66
	$—	$—	$35,493	$35,493

The fair value of assets evaluated on a non-recurring basis is based on third party appraisals, including adjustments to comparable market data as summarized in the table below.

September 30, 2025	Fair Value	Valuation Techniques	Unobservable Input(s)	Range
Collateral dependent loans:	(dollars in thousands)
Commercial real estate loans (1)	$3,005	Market approach	Adjustments (2)	(41%) to 4%
Construction and land development loans	19,465	Market approach	Adjustments (2)	9% to 23%
Commercial and industrial loans (1)	4,708	Market approach	Adjustments (2)	(20%) to 20%
Other Real Estate Owned (3)	8,830	Market approach	Adjustments (2)	(10%) to 21%
Total	$36,008

(1) Collateral includes single family and commercial real estate.

(2) Represents the minimum and maximum range of adjustments made by appraisers for differences in comparable sales.

(3) Included in “Accrued interest and other assets” on the consolidated balance sheets.

December 31, 2024	Fair Value	Valuation Techniques	Unobservable Input(s)	Range
Collateral dependent loans:	(dollars in thousands)
Commercial real estate loans (1)	$ 4,751	Market approach	Adjustments (2)	(41%) to 4%
Construction and land development loans	30,676	Market approach	Adjustments (2)	(19%) to 5%
SBA loans	66	Market approach	Adjustments (2)	(4%) to 11%
Total	$ 35,493

(1) Collateral includes single family and commercial real estate.

(2) Represents the minimum and maximum range of adjustments made by appraisers for differences in comparable sales.

The fair value hierarchy level and estimated fair value of significant financial instruments as of the dates indicated are summarized as follows:

		September 30, 2025		December 31, 2024
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
Financial Assets:	(dollars in thousands)
Cash and due from banks	Level 1	$234,930	$234,930	$257,745	$257,745
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities – AFS	Level 2	410,631	410,631	420,190	420,190
Investment securities – HTM	Level 2	4,185	4,075	5,191	4,948
Loans held for sale	Level 2	756	756	11,250	11,250
Loans, net	Level 3	3,257,685	3,209,357	3,005,501	2,942,026
Equity securities (1)	Level 3	23,069	23,069	22,944	22,944
Investment in FHLB stock	Level 2	15,000	15,000	15,000	15,000
Servicing assets	Level 3	6,252	12,144	6,985	13,761
Accrued interest receivable (1)	Level 1/2/3	16,043	16,043	14,582	14,582

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,366,497	$3,366,233	$3,083,789	$3,078,409
FHLB advances	Level 3	130,000	128,709	200,000	198,783
Long-term debt	Level 3	119,815	113,390	119,529	109,463
Subordinated debentures	Level 3	15,320	15,156	15,156	14,975
Accrued interest payable (2)	Level 2/3	8,645	8,645	7,950	7,950

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

(2) Included in “Accrued interest and other liabilities” on the consolidated balance sheets.

NOTE 18 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute earnings per share (“EPS”) for the periods indicated:

	For the Three Months Ended
	September 30, 2025		June 30, 2025		September 30, 2024
	Income	Shares	Income	Shares	Income	Shares
	(dollars in thousands except per share data)
Net income	$10,148		$9,333		$6,999
Shares outstanding		17,043,897		17,699,091		17,693,416
Impact of weighting shares		181,805		47,516		119,375
Used in basic EPS	10,148	17,225,702	9,333	17,746,607	6,999	17,812,791
Dilutive effect of outstanding
Stock options		10,160		1,637		30,678
Restricted stock units		43,597		38,068		34,610
Performance stock units		22,168		11,423		7,280
Used in dilutive EPS	$10,148	17,301,627	$9,333	17,797,735	$6,999	17,885,359

Basic earnings per common share	$0.59		$0.53		$0.39
Diluted earnings per common share	$0.59		$0.52		$0.39

	For the Nine Months Ended September 30,
	2025		2024
	Income	Shares	Income	Shares
	(dollars in thousands except per share data)
Net income	$21,771		$22,280
Shares outstanding		17,043,897		17,693,416
Impact of weighting shares		520,938		568,286
Used in basic EPS	21,771	17,564,835	22,280	18,261,702
Dilutive effect of outstanding
Stock options		5,690		15,943
Restricted stock units		37,135		32,529
Performance stock units		13,939		2,912
Used in dilutive EPS	$21,771	17,621,599	$22,280	18,313,086

Basic earnings per common share	$1.24		$1.22
Diluted earnings per common share	$1.24		$1.22

Options to purchase 34,000, 155,500, and 40,000 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, respectively, because their effect would have been anti-dilutive. Options to purchase 82,247 and 125,686 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2025 and 2024, respectively, because their effect would have been anti-dilutive. There were 2,300, 14,999, and zero anti-dilutive unvested RSUs outstanding for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, and 6,786 and 12,381 anti-dilutive unvested RSUs outstanding for the nine months ended September 30, 2025 and 2024.

NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC Topic 606 for the periods indicated:

	For the Three Months Ended			For the Nine Months Ended September 30,
	September 30, 2025	June 30, 2025	September 30, 2024	2025	2024
Noninterest income, in scope	(dollars in thousands)
Fees and service charges on deposit accounts	$497	$475	$475	$1,446	$1,421
Other fees (1)	225	321	198	642	607
Other income (2)	602	585	597	1,730	1,706
Gain on sale of OREO	—	—	—	—	456
Total in-scope noninterest income	1,324	1,381	1,270	3,818	4,190
Noninterest income, not in scope (3)	1,969	7,097	4,476	10,248	8,416
Total noninterest income	$3,293	$8,478	$5,746	$14,066	$12,606

(1)	Other fees consist of wealth management fees, miscellaneous loan fees and postage/courier fees.
(2)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, and OREO income.
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

Segment performance is evaluated using consolidated net income, total assets, total loans, and total deposits. Information reported internally for performance assessment by the CODM follows:

	For the Three Months Ended			For the Nine Months Ended September 30,
	September 30, 2025	June 30, 2025	September 30, 2024	2025	2024
Banking Segment	(dollars in thousands)
Interest and dividend income	$57,392	$54,205	$54,425	$163,933	$162,106

Reconciliation of revenue
Other revenues	3,293	8,478	5,746	14,066	12,606
Total consolidated revenues	$60,685	$62,683	$60,171	$177,999	$174,712

Less:
Interest expense	28,115	26,871	29,880	81,159	88,719
Segment net interest income and noninterest income	$32,570	$35,812	$30,291	$96,840	$85,993
Less:
Provision for credit losses	625	2,387	3,300	9,758	3,857
Salaries and benefits expense	10,600	11,080	10,008	32,323	29,468
Other segment items (1)	8,083	9,413	7,413	25,375	22,046
Income tax expense	3,114	3,599	2,571	7,613	8,342
Consolidated net income	$10,148	$9,333	$6,999	$21,771	$22,280

Total Assets	$4,208,455	$4,090,040	$3,990,477	$4,208,455	$3,990,477
Total Loans	$3,303,333	$3,234,695	$3,092,708	$3,303,333	$3,092,708
Total Deposits	$3,366,497	$3,188,231	$3,092,184	$3,366,497	$3,092,184

(1) Other segment items include expenses for occupancy and equipment, data processing, legal and professional, office, marketing and business promotion, insurance and regulatory assessments, core deposit premium amortization and other expenses.

NOTE 21 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

 At September 30, 2025 and December 31, 2024, investments in qualified affordable housing projects totaled $15.1 million and $10.1 million. These balances are reflected in accrued interest and other assets on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $9.5 million at September 30, 2025 and $4.8 million at December 31, 2024. We expect to fulfill these commitments between 2025 and 2041.

During the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, we recognized tax credits from these investments totaling $456,000, $515,000, and $336,000. During the nine months ended September 30, 2025 and 2024, we recognized tax credits from these investments totaling $1.4 million and $906,000. We had no impairment losses during each of the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, or the nine months ended September 30, 2025 and 2024. The amortization of these investments was also included within income tax expense as an offset to such tax credits. During the three months ended September 30, 2025, June 30, 2025, and September 30, 2024, we recognized amortization expense of $572,000, $533,000, and $367,000.During the nine months ended September 30, 2025 and 2024, we recognized amortization expense of $1.5 million and $969,000.

NOTE 22 - Repurchase of common stock

On May 29, 2025, the Board of Directors authorized the repurchase of up to $18.0 million of common stock through June 30, 2026, of which $4.1 million was available as of September 30, 2025. We repurchased 659,218 shares at a weighted average share price of $18.75 during the three months ended September 30, 2025 and 746,949 shares at a weighted average share price of $18.55 during the nine months ended September 30, 2025.

NOTE 23 - SUBSEQUENT EVENTS

On October 20, 2025, we announced the Board of Directors had declared a common stock cash dividend of $0.16 per share, payable on November 12, 2025 to common shareholders of record as of October 31, 2025.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	the effectiveness of the Company's internal control over financial reporting and disclosure controls and procedures;
●	the potential for material weaknesses in the Company's internal controls over financial reporting or other potential control deficiencies of which the Company is not currently aware or which have not been detected;
●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the United States (“U.S.”) federal budget or debt or turbulence or uncertainly in domestic or foreign financial markets;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments;
●	federal government shutdowns and uncertainty regarding the federal government's debt limit;
●	possible additional provisions for credit losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	failure to comply with debt covenants;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	the effects of having concentrations in our loan portfolio, including commercial real estate and the risks of geographic and industry concentrations;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	severe weather, natural disasters, earthquakes, fires, including direct and indirect costs and impacts on clients, the Company and its employees from the January 2025 Los Angeles county wildfires;

●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, conflict in the Middle East, and increasing tensions between China and Taiwan, which could impact business and economic conditions in the U.S. and abroad;
●	tariffs, trade policies, and related tensions, which could impact our clients, specific industry sectors, and/or broader economic conditions and financial market;
●	public health crises and pandemics, and their effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;
●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
●	cybersecurity threats and the cost of defending against them;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in tax laws and regulations;
●	the impact of governmental efforts to restructure the U.S. financial regulatory system and increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act;
●	the impact of changes in the Federal Deposit Insurance Corporation (“FDIC”) insurance assessment rate and the rules and regulations related to the calculation of the FDIC insurance assessments;
●	the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters;
●	fluctuations in our stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	our ability to raise additional capital, if needed, and the potential resulting dilution of interests of holders of our common stock;
●	the soundness of other financial institutions and our ongoing relations with our various federal and state regulators, including the SEC, FDIC, FRB, California Department of Financial Protection and Innovation and Consumer Financial Protection Bureau; and
●	our success at managing the risks involved in the foregoing items.

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

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of generally accepted accounting principles in the U.S. (“GAAP”) in the preparation of our financial statements. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting policies consist of the allowance for credit losses on loans held for investment, goodwill and income taxes. Please see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 (our "2024 Annual Report") for additional discussion concerning these critical accounting policies. Also, our significant accounting policies are described in greater detail in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to the audited consolidated financial statements included in our 2024 Annual Report and the consolidated financial statements in this Form 10-Q, and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Allowance for Credit Losses (ACL)

A sensitivity analysis of our ACL was performed as of September 30, 2025. Based on this sensitivity analysis, a 25% increase in the assumed prepayment speed on loans would result in a $903,000, or 2.01%, decrease to the ACL. A 25% decrease in the assumed prepayment speed on loans would result in a $1.1 million, or 2.52%, increase to the ACL. Additionally, a one percentage point increase in the unemployment rate would result in a $1.0 million, or 2.27%, increase to the ACL and a one percentage point decrease in the unemployment rate would result in a $942,000, or 2.10%, decrease to the ACL. Management reviews the results using the comparison scenario for sensitivity analysis and considers the results when evaluating the qualitative factor adjustments.

On a quarterly basis, we stress test our nine qualitative risk factors, which are categorized by lending policy, procedures and strategies; economic conditions; changes in nature and volume of the portfolio; credit and lending staff; problem loan trends; loan review results; collateral value; concentrations; and regulatory and business environment, by creating two scenarios, a moderate stress scenario and a major stress scenario. In the Moderate Stress scenario, the status of the nine risk factors across all pooled loan types were set at “High-Moderate Risk” while in the Major Stress scenario, the status of the nine risk factors across all pooled loan types were set at “Major Risk.” Under the Moderate Stress scenario, the ACL would increase by $10.7 million, or 23.78%, as of September 30, 2025. Under the Major Stress scenario, the ACL would increase by $30.6 million, or 68.18%, as of September 30, 2025. Management compared the stress test results to our internal forecasts for earnings and capital and has concluded that the Company would remain well-capitalized under these stressed scenarios.

For additional information on the policies, methodologies and judgments used to determine the ACL, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our 2024 Annual Report and Note 4 — Loans and Allowance for Credit Losses in the consolidated financial statements in this Form 10-Q.

GENERAL

RBB Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned subsidiaries, the Bank and RBB Asset Management Company (“RAM”). RAM was formed to hold and manage problem assets acquired in business combinations. At September 30, 2025, we had total assets of $4.2 billion, gross loans held for investment ("HFI") of $3.3 billion, total deposits of $3.4 billion and total shareholders' equity of $514.3 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB.”

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

OVERVIEW

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of RBB and its wholly owned subsidiaries. This information is intended to facilitate an understanding and assessment of significant changes and trends related to our financial condition and results of operations. This discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our 2024 Annual Report, and the unaudited consolidated financial statements and accompanying notes presented elsewhere in this Report. The financial results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025.

We reported net income of $10.1 million, or $0.59 diluted earnings per share, for the quarter ended September 30, 2025, compared to net income of $9.3 million, or $0.52 diluted earnings per share, for the quarter ended June 30, 2025 and $7.0 million, or $0.39 diluted earnings per share for the quarter ended September 30, 2024. Net income for the third quarter of 2025 reflected higher net interest income, lower credit costs and a lower effective tax rate as compared to the prior quarter. Net income for the prior quarter included income from an Employee Retention Credit ("ERC") refund of $5.2 million (pre-tax), which was included in other income, offset partially by professional and advisory costs associated with filing and determining eligibility for the ERC totaling $1.2 million (pre-tax), which was included in legal and professional expense in our consolidated statements of income. There was no ERC income or related expenses for the third quarter of 2025.

The provision for credit losses totaled $625,000, $2.4 million and $3.3 million for the quarters ended September 30, 2025, June 30, 2025, and September 30, 2024. The third quarter of 2025 provision for credit losses reflected a provision for loan loss of $750,000 due mainly to net loan growth and a reversal of provision for credit losses for unfunded commitments of $125,000 due to a lower volume of unfunded commitments.

At September 30, 2025, total assets were $4.2 billion, an increase of $216.0 million from December 31, 2024. The increase in total assets was primarily the result of an increase of $249.3 million in gross loans held for investment ("HFI"), to $3.3 billion at September 30, 2025, and mostly funded by an increase of $282.7 million in deposits to $3.4 billion at September 30, 2025. The increase in total deposits was primarily the result of an increase of $295.2 million in interest-bearing deposits, including an increase in wholesale time deposits of $120.6 million, retail time deposits of $116.0 million, and interest-bearing non-maturity deposits of $58.7 million. Wholesale time deposits were raised to repay and refinance maturing FHLB advances, which decreased $70.0 million since year end to $130.0 million at September 30, 2025. The gross loan to deposit ratio was 98.1% at September 30, 2025, compared to 99.4% at December 31, 2024 and 98.6% at September 30, 2024.

Nonperforming assets decreased $6.7 million to $54.3 million, or 1.29% of total assets, at September 30, 2025, from $61.0 million, or 1.49% of total assets, at June 30, 2025. The $6.7 million decrease in nonperforming assets was mostly due to $7.0 million in gross charge-offs, $5.0 million in upgrades of loans to performing status and $1.2 million of payoffs or paydowns, partially offset by $3.6 million in SBA-related OREO additions and $2.8 million of loans that migrated to nonaccrual status in the third quarter of 2025. Loans classified as special mention or substandard decreased during the third quarter of 2025 due to upgrades of loans to pass status, payoffs or paydowns, and charge-offs of loan balances.

As of September 30, 2025, the allowance for credit losses totaled $45.4 million, down from $51.6 million at June 30, 2025. The $6.2 million decrease in the allowance for credit losses for the third quarter of 2025 was due to net charge-offs of $6.9 million, partially offset by a $625,000 provision for credit losses. The allowance for loan losses ("ALL") as a percentage of loans HFI decreased to 1.36% at September 30, 2025, compared to 1.58% at June 30, 2025, due mainly to net charge-offs of amounts included in specific reserves at June 30, 2025. The ALL as a percentage of nonperforming loans HFI was 98.70% at September 30, 2025, an increase from 89.79% at June 30, 2025.

Total shareholders' equity was $514.3 million, or $30.18 book value per share at September 30, 2025, compared to $517.7 million, or $29.25 book value per share, at June 30, 2025, and $509.7 million, or $28.81 book value per share at September 30, 2024. The decrease in shareholders' equity for the third quarter of 2025 compared to the prior quarter was due mostly to common stock repurchases totaling $12.5 million and common stock cash dividends paid totaling $2.8 million, offset by net income of $10.1 million and lower net unrealized losses on available for sale securities of $1.6 million. The increase in shareholders' equity for the last twelve months was due to net income of $26.2 million, lower net unrealized losses on AFS securities of $1.6 million, and equity compensation activity of $2.2 million, partially offset by common stock repurchases totaling $14.0 million and common stock cash dividends paid totaling $11.4 million. Tangible book value per share increased to $25.89 at September 30, 2025, up from $25.11 at June 30, 2025 and $24.51 at December 31, 2024. We repurchased 659,218 shares during the third quarter of 2025 at an average price of $18.75 per share and 746,949 shares at an average price of $18.55 during the nine months ended September 30, 2025. For additional information on tangible book value per share, see "Non-GAAP Financial Measures."

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(dollars in thousands, except per share data)
Interest and dividend income	$57,392	$54,205	$54,425	$163,933	$162,106
Interest expense	28,115	26,871	29,880	81,159	88,719
Net interest income	29,277	27,334	24,545	82,774	73,387
Provision for credit losses	625	2,387	3,300	9,758	3,857
Net interest income after provision for credit losses	28,652	24,947	21,245	73,016	69,530
Noninterest income	3,293	8,478	5,746	14,066	12,606
Noninterest expense	18,683	20,493	17,421	57,698	51,514
Income before income taxes	13,262	12,932	9,570	29,384	30,622
Income tax expense	3,114	3,599	2,571	7,613	8,342
Net income	$10,148	$9,333	$6,999	$21,771	$22,280

Share Data
Earnings per common share (1):
Basic	$0.59	$0.53	$0.39	$1.24	$1.22
Diluted	0.59	0.52	0.39	1.24	1.22
Performance Ratios
Return on average assets, annualized	0.97%	0.93%	0.72%	0.72%	0.76%
Return on average shareholders’ equity, annualized	7.85%	7.29%	5.47%	5.67%	5.82%
Return on average tangible common equity, annualized (2)	9.16%	8.50%	6.40%	6.62%	6.81%
Efficiency ratio (3)	57.36%	57.22%	57.51%	59.58%	59.90%
Tangible common equity to tangible assets (2)	10.67%	11.07%	11.13%	10.67%	11.13%
Tangible book value per share (2)	$25.89	$25.11	$24.64	$25.89	$24.64

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

	Three Months Ended
	September 30, 2025			June 30, 2025			September 30, 2024
	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents (1)	$202,317	$2,379	4.67%	$163,838	$1,980	4.85%	$260,205	3,646	5.57%
FHLB Stock	15,000	327	8.65%	15,000	324	8.66%	15,000	326	8.65%
Securities (2)
Available for sale	429,936	4,579	4.23%	399,414	4,189	4.21%	298,948	3,105	4.13%
Held to maturity	4,186	38	3.60%	5,028	48	3.83%	5,198	46	3.52%
Total loans (3)	3,245,193	50,094	6.12%	3,171,570	47,687	6.03%	3,069,578	47,326	6.13%
Total interest-earning assets (2)	3,896,632	$57,417	5.85%	3,754,850	$54,228	5.79%	3,648,929	$54,449	5.94%
Noninterest-earning assets	255,052			254,029			242,059
Total assets	$4,151,684			$4,008,879			$3,890,988

Interest-bearing liabilities:
NOW	$69,800	$406	2.31%	$66,755	$368	2.21%	$55,757	$277	1.98%
Money market	491,561	3,861	3.12%	482,669	3,774	3.14%	439,936	4,093	3.70%
Saving deposits	138,344	407	1.17%	141,411	425	1.21%	164,515	823	1.99%
Time deposits, less than $250,000	1,050,682	10,312	3.89%	996,249	9,768	3.93%	1,037,365	12,312	4.72%
Time deposits, $250,000 and over	960,094	9,840	4.07%	922,540	9,482	4.12%	819,207	10,241	4.97%
Total interest-bearing deposits	2,710,481	24,826	3.63%	2,609,624	23,817	3.66%	2,516,780	27,746	4.39%
FHLB advances	185,217	1,654	3.54%	159,286	1,420	3.58%	150,543	453	1.20%
Long-term debt	119,752	1,295	4.29%	119,657	1,296	4.34%	119,370	1,295	4.32%
Subordinated debentures	15,284	340	8.83%	15,230	338	8.90%	15,066	386	10.19%
Total interest-bearing liabilities	3,030,734	28,115	3.68%	2,903,797	26,871	3.71%	2,801,759	29,880	4.24%
Noninterest-bearing liabilities
Noninterest-bearing deposits	541,083			526,113			528,081
Other noninterest-bearing liabilities	66,990			65,278			52,428
Total noninterest-bearing liabilities	608,073			591,391			580,509
Shareholders' equity	512,874			513,691			508,720
Total liabilities and shareholders' equity	$4,151,681			$4,008,879			$3,890,988
Net interest income/interest rate spreads(2)		$29,302	2.17%		$27,357	2.08%		$24,569	1.70%
Net interest margin			2.98%			2.92%			2.68%

Total cost of deposits	$3,251,564	$24,826	3.03%	$3,135,737	$23,817	3.05%	$3,044,861	$27,746	3.63%
Total cost of funds	$3,571,817	$28,115	3.12%	$3,429,910	$26,871	3.14%	$3,329,840	$29,880	3.57%

(1)	Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and net deferred loan origination fees and costs accounted for as yield adjustments.

	Nine Months Ended September 30,
	2025			2024
	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents (1)	$186,827	$6,609	4.73%	$293,597	$12,560	5.71%
FHLB Stock	15,000	981	8.74%	15,000	984	8.76%
Securities: (2)
Available for sale	406,655	12,880	4.23%	312,352	10,302	4.41%
Held to maturity	4,797	135	3.76%	5,203	140	3.59%
Total loans (3)	3,165,937	143,401	6.06%	3,035,143	138,193	6.08%
Total interest-earning assets (2)	3,779,216	$164,006	5.80%	3,661,295	$162,179	5.92%
Total noninterest-earning assets	256,509			242,802
Total average assets	$4,035,725			$3,904,097

Interest-bearing liabilities:
NOW	$65,957	$1,096	2.22%	$56,924	$851	2.00%
Money market	479,328	11,260	3.14%	427,884	11,496	3.59%
Savings deposits	144,895	1,354	1.25%	162,207	2,277	1.88%
Time deposits, $250,000 and under	1,012,408	30,126	3.98%	1,087,501	38,476	4.73%
Time deposits, greater than $250,000	916,162	28,360	4.14%	792,310	29,249	4.93%
Total interest-bearing deposits	2,618,750	72,196	3.69%	2,526,826	82,349	4.35%
FHLB advances	173,810	4,063	3.13%	150,182	1,331	1.18%
Long-term debt	119,658	3,886	4.34%	119,276	3,886	4.35%
Subordinated debentures	15,230	1,014	8.90%	15,012	1,153	10.26%
Total interest-bearing liabilities	2,927,448	81,159	3.71%	2,811,296	88,719	4.22%
Noninterest-bearing liabilities
Noninterest-bearing deposits	529,190			528,624
Other noninterest-bearing liabilities	66,142			52,955
Total noninterest-bearing liabilities	595,332			581,579
Shareholders' equity	512,945			511,222
Total liabilities and shareholders' equity	$4,035,725			$3,904,097
Net interest income/interest rate spreads(2)		$82,847	2.09%		$73,460	1.70%
Net interest margin			2.93%			2.68%

Total cost of deposits	$3,147,940	$72,196	3.07%	$3,055,450	$82,349	3.60%
Total cost of funds	$3,456,638	$81,159	3.14%	$3,339,920	$88,719	3.55%
(1)	Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and net deferred loan origination fees and costs accounted for as yield adjustments.

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

	Three Months Ended September 30, 2025 compared with Three Months Ended June 30, 2025			Three Months Ended September 30, 2025 compared with Three Months Ended September 30, 2024			Nine Months Ended September 30, 2025 compared with Nine Months Ended September 30, 2024
	Change due to:			Change due to:			Change due to:
	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance
Interest-earning assets:	(dollars in thousands)
Cash and cash equivalents (1)	$943	$(544)	$399	$(810)	$(457)	$(1,267)	$(4,577)	$(1,374)	$(5,951)
FHLB Stock	—	3	3	—	1	1	—	(3)	(3)
Securities: (2)
Available for sale	366	24	390	1,371	103	1,474	3,437	(859)	2,578
Held to maturity	(8)	(2)	(10)	(13)	5	(8)	(14)	9	(5)
Total loans (3)	1,452	955	2,407	3,318	(550)	2,768	5,997	(789)	5,208
Total interest-earning assets (2)	$2,753	$436	$3,189	$3,866	$(898)	$2,968	$4,843	$(3,016)	$1,827

Interest-bearing liabilities
NOW	$19	$19	$38	$71	$58	$129	$136	$109	$245
Money market	209	(122)	87	2,194	(2,426)	(232)	1,881	(2,117)	(236)
Saving deposits	(7)	(11)	(18)	(131)	(285)	(416)	(242)	(681)	(923)
Time deposits, less than $250,000	1,157	(613)	544	1,039	(3,039)	(2,000)	(2,661)	(5,689)	(8,350)
Time deposits, $250,000 and over	1,006	(648)	358	7,556	(7,957)	(401)	6,217	(7,106)	(889)
Total interest-bearing deposits	2,384	(1,375)	1,009	10,729	(13,649)	(2,920)	5,331	(15,484)	(10,153)
FHLB advances	354	(120)	234	111	1,090	1,201	208	2,524	2,732
Long-term debt	7	(8)	(1)	23	(23)	—	14	(14)	-
Subordinated debentures	7	(5)	2	35	(81)	(46)	26	(165)	(139)
Total interest-bearing liabilities	2,752	(1,508)	1,244	10,898	(12,663)	(1,765)	5,579	(13,139)	(7,560)
Changes in net interest income (2)	$1	$1,944	$1,945	$(7,032)	$11,765	$4,733	$(736)	$10,123	$9,387
(1)	Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and net deferred loan origination fees and costs accounted for as yield adjustments.

Net Interest Income/Average Balance Sheet

Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025

Net interest income increased $1.9 million to $29.3 million for the third quarter of 2025, compared to $27.3 million for the second quarter of 2025. The $1.9 million increase was due to a $3.2 million increase in interest income, offset by a $1.2 million increase in interest expense. The increase in interest income was mostly due to a $2.4 million increase in interest and fees on loans. The increase in interest expense was due to a $1.0 million increase in interest on deposits and a $235,000 increase in interest on borrowings.

The net interest margin ("NIM") was 2.98% for the third quarter of 2025, an increase of 6 basis points from 2.92% for the second quarter of 2025. The NIM expansion included a 6 basis point increase in the yield on average interest-earning assets, combined with a 2 basis point decrease in the overall cost of funds. The yield on average interest-earning assets increased to 5.85% for the third quarter of 2025 from 5.79% for the second quarter of 2025 driven by a 9 basis point increase in the yield on average loans to 6.12%. Average loans represented 83% of average interest-earning assets in the third quarter of 2025, as compared to 84% in the second quarter of 2025.

The average cost of funds decreased to 3.12% for the third quarter of 2025 from 3.14% for the second quarter of 2025, due to a 3 basis point decrease in the average cost of interest-bearing deposits and a 9 basis point decrease in the average cost of total borrowings. The average cost of interest-bearing deposits decreased to 3.63% for the third quarter of 2025 from 3.66% for the second quarter of 2025. The overall funding mix for the third quarter of 2025 remained relatively unchanged from the second quarter of 2025 with average interest-bearing deposits representing 89% of average interest-bearing liabilities and average noninterest-bearing deposits representing 17% of average total deposits. The spot rate for total deposits was 2.97% at September 30, 2025.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Net interest income increased $4.7 million to $29.3 million for the third quarter of 2025, compared to $24.5 million for the third quarter of 2024. The increase in net interest income was due to an increase in interest income of $3.0 million, combined with a $1.8 million decrease in interest expense. The increase in interest income was primarily due to average interest-earning asset growth of $247.7 million, or 6.8%, as compared to the same quarter in 2024. The growth in average interest-earning assets included higher average total loans and securities available for sale, offset partially by a decrease in average cash and cash equivalents. The impact of higher average interest-earning assets on income was partially offset by lower market interest rates as compared to the same period in 2024. The decrease in interest expense was driven largely by lower rates paid on interest-bearing deposits, partially offset by an increase in the average balance of those interest-bearing deposits.

The $3.0 million increase in interest income was due mainly to a $2.8 million increase in interest income from average total loans, of which $3.3 million was attributed to higher average balances, offset by a $550,000 decrease due to lower rates. Average total loans were $3.2 billion for the quarter ended September 30, 2025, an increase of $175.6 million from the third quarter of 2024 due to strong loan growth in 2025. The yield on average total loans declined 1 basis point to 6.12% for the quarter ended September 30, 2025 compared to 6.13% for the quarter ended September 30, 2024.

The $1.8 million decrease in interest expense was due mainly to a $2.9 million decrease in interest expense on deposits, partially offset by higher interest expense on FHLB advances of $1.2 million. The decrease in interest expense on deposits was primarily due to a 76 basis point decrease in the rates paid on average interest-bearing deposits, partially offset by the impact of a $193.7 million increase in the average balance of interest-bearing deposits. Interest expense on FHLB advances increased due mainly to a 234 basis point increase in the average rate paid on FHLB advances as $150 million of fixed rate term advances matured during the first quarter of 2025 and were replaced in the current rate environment.

The NIM was 2.98% for the third quarter of 2025, an increase of 30 basis points from 2.68% for the third quarter of 2024. The increase was primarily due to a 45 basis point decrease in the total cost of funds to 3.12%, partially offset by a 9 basis point decrease in the yield on average interest-earning assets to 5.85% for the third quarter of 2025 from 5.94% for the third quarter of 2024. The decrease in the yield on average interest-earning assets was due mainly to lower market rates. The decrease in funding costs was due to the lower average cost of interest-bearing deposits in response to lower market rates, offset by the higher average cost for FHLB advances. Average noninterest-bearing deposits totaled $541.1 million, or 17% of total average deposits, for the third quarter of 2025 compared to $528.1 million, or 17% of total average deposits, for the third quarter of 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net interest income increased $9.4 million to $82.8 million for the nine months ended September 30, 2025, compared to $73.4 million for the nine months ended September 30, 2024. The increase in net interest income was due to a decrease in interest expense of $7.6 million, combined with an increase in interest income of $1.8 million. The decrease in interest expense was primarily due to lower average rates paid on interest-bearing deposits, partially offset by higher average balances of such deposits and an increase in the average rates paid on FHLB advances.

Interest expense on deposits decreased $10.2 million to $72.2 million for the nine months ended September 30, 2025 compared to $82.3 million for the nine months ended September 30, 2024. The decrease in interest expense on deposits was primarily due to a decrease in the average rates paid on interest-bearing deposits to 3.69% for the nine months ended September 30, 2025 compared to 4.35% for the nine months ended September 30, 2024. The effect of the decrease in the average rate paid on deposits was partially offset by an increase in average interest-bearing deposit balances of $91.9 million to $2.6 billion for the nine months ended September 30, 2025. Average noninterest-bearing deposits totaled $529.2 million, or 17% of total average deposits, for the first nine months of 2025, which is approximately the same as 2024.

Partially offsetting the decrease in interest expense on deposits was an increase in interest expense on FHLB advances of $2.7 million for the first nine months of 2025. The increase was mostly due to $150 million in term advances costing 1.18% that matured in the first quarter of 2025 and were replaced at current market rates. The average cost of FHLB advances was 3.13% for the nine months ended September 30, 2025 compared to 1.18% for the nine months ended September 30, 2024. Interest expense on FHLB advances was also impacted by a $23.6 million increase in the average outstanding balance.

The $1.8 million increase in interest income was primarily due to an increase in the average balance of loans and securities available for sale, partially offset by a decrease in market rates and lower average cash and cash equivalents. Interest and fees on total loans increased $5.2 million for the nine months ended September 30, 2025 primarily due to a $130.8 million increase in the average balance of total loans from strong loan growth in 2025. The yield on loans decreased 2 basis points to 6.06% for the nine months ended September 30, 2025 from 6.08% for the same period in 2024. Interest income on available for sale securities increased $2.6 million during the nine months ended September 30, 2025 primarily due to an increase of $94.3 million in average portfolio balances, offset partially by lower market rates. Interest income from cash and cash equivalents decreased by $6.0 million for the nine months ended September 30, 2025, compared to the same period in 2024 due to lower average balances of $106.8 million, as cash was used to fund loan growth, combined with a 98 basis point decrease in the yield on cash and cash equivalents to 4.73% for the nine months ended September 30, 2025 from 5.71% for the nine months ended September 30, 2024.

The NIM was 2.93% for the nine months ended September 30, 2025, an increase of 25 basis points from 2.68% for the nine months ended September 30, 2024. The increase was primarily due to a 41 basis point decrease in the average cost of funds, including a 53 basis point decrease in the cost of average deposits, partially offset by a 12 basis point decrease in the yield on average interest-earning assets.

Provision for Credit Losses

Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025

The provision for credit losses was $625,000 for the third quarter of 2025 compared to $2.4 million for the second quarter of 2025. The third quarter of 2025 provision for credit losses reflected a provision for loan losses of $750,000 due mainly to net loan growth and a reversal of provision for unfunded commitments of $125,000 due to a lower volume of unfunded commitments. The third quarter provision also took into consideration factors such as changes in the outlook for economic conditions and market interest rates, and changes in credit quality metrics, including decreases in nonperforming, classified, criticized, and loans 30-89 days past due during the period. Net charge-offs totaled $6.9 million in the third quarter and related almost entirely to a commercial construction loan, of which $6.6 million of this credit loss was reserved for in prior periods, and the borrower filed for bankruptcy this quarter. Net charge-offs on an annualized basis represented 0.84% of average loans for the third quarter of 2025 compared to 0.42% for the second quarter of 2025.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The provision for credit losses was $625,000 for the third quarter of 2025 compared to a $3.3 million provision for the third quarter of 2024. The third quarter of 2025 provision was primarily due to loan growth, as previously described, and we saw a reduction in nonperforming, classified, criticized and delinquent loans during the current quarter. The third quarter of 2024 provision for credit losses included an increase in nonperforming, classified, and criticized loans at that date. Net loan charge-offs of $6.9 million for the third quarter of 2025, as previously described, were higher than $1.2 million for the same quarter last year.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The provision for credit losses was $9.8 million for the nine months ended September 30, 2025 compared to a $3.9 million provision for the nine months ended September 30, 2024. The provision for the first nine months of 2025 was $5.9 million higher than the same period in 2024 primarily due to increases in net charge-offs, partially offset by the impact of a decline in nonperforming, classified, and criticized loans as of September 30, 2025. There were $12.8 million in net loan charge-offs for the nine months ended September 30, 2025, as compared to $1.9 million in net loan charge-offs for the nine months ended September 30, 2024. The 2025 charge-offs included $6.8 million of credit loss that was reserved for in prior periods.

Noninterest Income

The following table presents the major components of our noninterest income for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Noninterest income:	(dollars in thousands)
Service charges and fees	$1,099	$1,060	$1,071	$3,176	$3,127
Gain on sale of loans	260	358	447	699	1,210
Loan servicing income, net of amortization	564	541	605	1,693	1,773
Increase in cash surrender value of life insurance	427	411	403	1,241	1,170
Gain on OREO	—	—	—	—	1,016
Other income	943	6,108	3,220	7,257	4,310
Total noninterest income	$3,293	$8,478	$5,746	$14,066	$12,606

Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025

Noninterest income for the third quarter of 2025 was $3.3 million, a decrease of $5.2 million from $8.5 million for the second quarter of 2025. The decrease was mostly due to the second quarter of 2025 including other income of $5.2 million for the receipt of ERC funds from the Internal Revenue Service. There were no such ERC amounts received or associated advisory costs recognized during the third quarter of 2025. In addition, other income increased $148,000 due to higher equity investment income of $498,000, offset by lower recoveries on fully charged-off acquired loans of $350,000.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Noninterest income decreased $2.5 million to $3.3 million for the third quarter of 2025 from $5.8 million for the same quarter in the prior year. The decrease in noninterest income primarily relates to a $2.8 million recovery of a fully charged-off loan, which had been acquired in a bank acquisition, that was recognized in other income during the third quarter of 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Noninterest income increased $1.5 million to $14.1 million for the nine months ended September 30, 2025, compared to $12.6 million for the same period in the prior year. The increase was mainly due to the increase in other income from ERC funds of $5.2 million recognized in the second quarter of 2025 with no similar income in 2024, offset by lower recoveries of fully charged-off loans of $2.4 million. We recognized recoveries of fully charged-off loans, which had been acquired in bank acquisitions, of $360,000 and $2.8 million for the nine months ended September 30, 2025 and 2024. The increase in other income was partially offset by a decrease in OREO-related gains of $1.0 million and gain on sale of loans of $511,000 for the nine months ended September 30, 2025 compared to the same 2024 period.

The following table presents information on loans sold and the related net gain (loss) on the sale of such loans for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Loans sold:	(dollars in thousands)
Single-family residential mortgage (1)	$14,278	$12,080	$19,629	$37,509	$38,867
SBA	1,896	2,281	2,115	7,920	9,774
Other (2)	—	—	—	4,579	—
	$16,174	$14,361	$21,744	$50,008	$48,641
Gain (loss) on sale of loans:
Single-family residential mortgage	$174	$260	$357	$441	$634
SBA	86	98	90	341	576
Other (2)	—	—	—	(83)	—
	$260	$358	$447	$699	$1,210
(1)

SFR mortgage loans sold with servicing rights retained were $3.4 million, $1.8 million, and $4.7 million for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024. SFR mortgage loans sold with servicing rights retained were $5.5 million and $15.3 million for the nine months ended September 30, 2025 and 2024.

(2)	Other loans sold in the nine months ended September 30, 2025 related to loans sold in the first quarter of 2025, which represented nonperforming loans HFS at December 31, 2024.

The following table presents information on loan servicing income for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Loan servicing income, net of amortization:	(dollars in thousands)
Single-family residential loans	$369	$379	$441	$1,163	$1,296
SBA loans	195	162	164	530	477
Total	$564	$541	$605	$1,693	$1,773

As of September 30, 2025, we were servicing SFR mortgage loans for other financial institutions, the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), and SBA loans.

The following table presents loans serviced for others as of the dates indicated:

	As of			September 30, 2025 Compared to
	September 30, 2025	June 30, 2025	September 30, 2024	June 30, 2025	September 30, 2024
Loans serviced:	(dollars in thousands)
Single-family residential loans	$850,189	$877,300	$955,134	$(27,111)	$(104,945)
SBA loans	88,166	91,866	96,756	(3,700)	(8,590)
Commercial real estate loans	2,429	2,438	3,774	(9)	(1,345)
Construction loans	8,772	8,276	6,378	496	2,394
Total	$949,556	$979,880	$1,062,042	$(30,324)	$(112,486)

Noninterest Expense

The following table presents major components of our noninterest expense for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Noninterest expense:	(dollars in thousands)
Salaries and employee benefits	$10,600	$11,080	$10,008	$32,323	$29,468
Occupancy and equipment expenses	2,425	2,377	2,518	7,209	7,400
Data processing	1,805	1,713	1,472	5,120	4,358
Legal and professional	1,450	2,904	958	5,869	3,098
Office expenses	444	405	348	1,257	1,056
Marketing and business promotion	252	212	252	661	613
Insurance and regulatory assessments	732	709	658	2,171	2,621
Core deposit intangible	172	172	200	516	602
Other expenses	803	921	1,007	2,572	2,298
Total noninterest expense	$18,683	$20,493	$17,421	$57,698	$51,514

Three Months Ended September 30, 2025 Compared to Three Months Ended June 30, 2025

Noninterest expense for the third quarter of 2025 was $18.7 million, a decrease of $1.8 million from $20.5 million for the second quarter of 2025. The decrease was mainly due to lower legal and professional expense of $1.5 million, including $1.2 million of ERC advisory costs incurred in the second quarter of 2025. Salaries and employee benefits expense also decreased by $480,000, of which $330,000 related to executive management transitions recognized in the prior quarter. The efficiency ratio was 57.36% for the third quarter of 2025, compared to 57.22% for the second quarter of 2025.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Noninterest expense for the third quarter of 2025 was $18.7 million, an increase of $1.3 million compared to $17.4 million for the third quarter of 2024, mainly due to increases in salaries and employee benefits and legal and professional expenses. The increase in salaries and employee benefits expense of $592,000 was due in part to higher incentives related to sustained production levels, one-time costs related to executive management transitions, and the impact of annual pay increases. The increase in legal and professional expense of $492,000 was primarily attributable to elevated legal costs related to credit, operations, and other corporate governance. The efficiency ratio was 57.36% for the third quarter of 2025 and 57.51% for the third quarter of 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Noninterest expense for the nine months ended September 30, 2025 was $57.7 million, an increase of $6.2 million from $51.5 million for the nine months ended September 30, 2024. The increase in noninterest expense was primarily due to increases in salaries and employee benefits expense of $2.9 million, legal and professional fees of $2.8 million, and data processing expenses of $762,000. The increase in salaries and employee benefits expense was due in part to staffing and incentives supporting higher production levels, one-time costs related to executive management transitions, and the impact of annual pay increases. The increase in legal and professional fees was due mainly to $1.2 million of ERC advisory costs incurred in the second quarter of 2025 along with higher legal costs related to credit, operations, and other corporate governance. These increases were partially offset by a decrease of $450,000 in insurance and regulatory assessments. The efficiency ratio was 59.58% for the nine months ended September 30, 2025, down from 59.90% for the nine months ended September 30, 2024.

Income Tax Expense

We recorded an income tax provision of $3.1 million, $3.6 million, and $2.6 million, reflecting an effective tax rate of 23.5%, 27.8%, and 26.9% for the three months ended September 30, 2025, June 30, 2025, and September 30, 2024. We recorded an income tax provision of $7.6 million and $8.3 million, reflecting an effective tax rate of 25.9% and 27.2%, for the nine months ended September 30, 2025 and 2024. The effective tax rate is lower than the statutory rate for the 2025 reporting periods due in part to the realization of purchased Federal tax credits and a change in California tax law during the second quarter of 2025, which changes the way banks and financial institutions apportion income for California tax law purposes. The second quarter of 2025 income tax provision included a discrete charge of $379,000 resulting from this change in California tax law during the period. The effective tax rate is lower than the statutory rate for the 2024 reporting periods due in part to the realization of purchased Federal tax credits. The annual effective tax rate for fiscal 2025 is estimated to be in the range of 26% to 27%.

ANALYSIS OF FINANCIAL CONDITION

Total Assets. At September 30, 2025, total assets were $4.2 billion, an increase of $216.0 million, from total assets of $4.0 billion  at December 31, 2024, including a $249.3 million increase in gross loans HFI, partially offset by a $22.8 million decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $22.8 million, or 8.9%, to $234.9 million as of September 30, 2025 as compared to $257.7 million at December 31, 2024. This decrease in cash and cash equivalents was comprised of $244.4 million used in net investing activities, including a net increase in loans of $305.6 million, offset by a net decrease in AFS securities of $20.2 million and proceeds from loan and OREO sales of $42.6 million; $31.5 million provided by cash from operating activities; and $190.0 million provided by financing activities, with deposit growth of $282.6 million offset by a net decrease in FHLB advances of $70.0 million.

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

	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value	(dollars in thousands)
Government agency securities	$23,038	5.6%	$21,042	4.9%
SBA agency securities	23,045	5.6%	26,764	6.3%
Mortgage-backed securities: residential	85,033	20.5%	55,677	13.1%
Collateralized mortgage obligations: residential	98,291	23.7%	105,476	24.8%
Collateralized mortgage obligations: commercial	117,866	28.4%	91,656	21.5%
Commercial paper	24,942	6.0%	78,685	18.5%
Corporate debt securities (1)	29,210	7.0%	31,815	7.5%
Municipal tax-exempt securities	9,206	2.2%	9,075	2.2%
Total securities, available for sale, at fair value	$410,631	99.0%	$420,190	98.8%
Securities, held to maturity, at amortized cost
Municipal taxable securities	$—	0.0%	$500	0.1%
Municipal tax-exempt securities	4,185	1.0%	4,691	1.1%
Total securities, held to maturity, at amortized cost	4,185	1.0%	5,191	1.2%
Total securities	$414,816	100.0%	$425,381	100.0%

(1)	Comprised of corporate note securities and financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM as of the dates indicated.

	Amortized	Gross Unrealized	Gross Unrealized	Fair
September 30, 2025	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
Government agency securities	$23,249	$29	$(240)	$23,038
SBA agency securities	23,027	187	(169)	23,045
Mortgage-backed securities: residential	89,351	530	(4,848)	85,033
Collateralized mortgage obligations: residential	100,423	179	(2,311)	98,291
Collateralized mortgage obligations: commercial	126,413	679	(9,226)	117,866
Commercial paper	24,942	—	—	24,942
Corporate debt securities	31,183	73	(2,046)	29,210
Municipal tax-exempt securities	12,576	—	(3,370)	9,206
	$431,164	$1,677	$(22,210)	$410,631
Held to maturity
Municipal tax-exempt securities	$4,185	$—	$(110)	$4,075
	$4,185	$—	$(110)	$4,075
December 31, 2024
Available for sale
Government agency securities	$21,592	$—	$(550)	$21,042
SBA agency securities	27,231	—	(467)	26,764
Mortgage-backed securities: residential	62,351	—	(6,674)	55,677
Collateralized mortgage obligations: residential	117,936	178	(12,638)	105,476
Collateralized mortgage obligations: commercial	94,284	175	(2,803)	91,656
Commercial paper	78,687	1	(3)	78,685
Corporate debt securities	34,733	43	(2,961)	31,815
Municipal tax-exempt securities	12,602	—	(3,527)	9,075
	$449,416	$397	$(29,623)	$420,190
Held to maturity
Municipal taxable securities	$500	$1	$—	$501
Municipal tax-exempt securities	4,691	—	(244)	4,447
	$5,191	$1	$(244)	$4,948

The weighted-average life of the total investment portfolio at September 30, 2025 and December 31, 2024 was 5.0 years. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below shows our investment securities’ fair value and weighted average yields by maturity in the following maturity groupings as of September 30, 2025. The fair value of the securities portfolio is shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted
	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield
September 30, 2025	(dollars in thousands)
Government agency securities	$65	2.15%	$13,128	4.29%	$9,845	4.61%	$—	—%	$23,038	4.42%
SBA agency securities	—	—%	6,717	4.43%	16,328	5.29%	—	—%	23,045	5.04%
Mortgage-backed securities: residential	—	—%	28,301	3.99%	56,732	3.61%	—	—%	85,033	3.73%
Collateralized mortgage obligations: residential	8,643	4.48%	51,253	4.93%	38,395	4.37%	—	—%	98,291	4.67%
Collateralized mortgage obligations: commercial	2,599	5.59%	71,371	4.54%	43,896	2.11%	—	—%	117,866	3.56%
Commercial paper	24,942	4.60%	—	—%	—	—%	—	—%	24,942	4.60%
Corporate debt securities	2,001	3.13%	11,217	3.79%	14,037	3.63%	1,955	2.89%	29,210	3.59%
Municipal tax-exempt securities	—	—%	—	—%	898	1.53%	8,308	2.11%	9,206	2.06%
Total available for sale	$38,250	4.56%	$181,987	4.49%	$180,131	3.55%	$10,263	2.25%	$410,631	4.00%

Municipal tax-exempt securities	$—	—%	$859	3.47%	$2,712	3.61%	$504	3.15%	$4,075	3.53%
Total held to maturity	$—	—%	$859	3.47%	$2,712	3.61%	$504	3.15%	$4,075	3.53%

The table below shows our investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024. The unrealized losses on these securities were primarily attributed to changes in interest rates. There was no ACL on the AFS or HTM securities portfolios as of September 30, 2025 or December 31, 2024. We monitor our securities portfolio to ensure that all our investments have adequate credit support and we consider the lowest credit rating for identification of potential impairment. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. As of September 30, 2025, all our investment securities in an unrealized loss position received an investment grade credit rating. These securities have fluctuated in value since their purchase dates as market rates have also fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or until their respective maturity dates. As such, management does not deem these securities to be impaired under the current expected credit loss model. A summary of our analysis of these securities and the unrealized losses is described more fully in "Note 3 — Investment Securities" of our audited consolidated financial statements included in our 2024 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2025	(dollars in thousands)
Government agency securities	$10,821	$(81)	$2,371	$(159)	$13,192	$(240)
SBA agency securities	4,275	(53)	1,653	(116)	5,928	(169)
Mortgage-backed securities: residential	26,026	(145)	28,247	(4,703)	54,273	(4,848)
Collateralized mortgage obligations: residential	27,899	(177)	35,687	(2,134)	63,586	(2,311)
Collateralized mortgage obligations: commercial	9,225	(5)	57,913	(9,221)	67,138	(9,226)
Corporate debt securities	—	—	23,369	(2,046)	23,369	(2,046)
Municipal tax-exempt securities	—	—	9,206	(3,370)	9,206	(3,370)
Total available for sale	$78,246	$(461)	$158,446	$(21,749)	$236,692	$(22,210)

Municipal tax-exempt securities	$—	$—	$3,635	$(110)	$3,635	$(110)
Total held to maturity	$—	$—	$3,635	$(110)	$3,635	$(110)

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024	(dollars in thousands)
Government agency securities	$14,620	$(219)	$6,422	$(331)	$21,042	$(550)
SBA agency securities	24,971	(273)	1,793	(194)	26,764	(467)
Mortgage-backed securities: residential	25,479	(578)	30,198	(6,096)	55,677	(6,674)
Collateralized mortgage obligations: residential	36,166	(649)	55,255	(11,989)	91,421	(12,638)
Collateralized mortgage obligations: commercial	35,753	(367)	30,114	(2,436)	65,867	(2,803)
Commercial paper	48,874	(3)	—	—	48,874	(3)
Corporate debt securities	—	—	26,035	(2,961)	26,035	(2,961)
Municipal tax-exempt securities	—	—	9,075	(3,527)	9,075	(3,527)
Total available for sale	$185,863	$(2,089)	$158,892	$(27,534)	$344,755	$(29,623)

Municipal tax-exempt securities	$—	$—	$4,447	$(244)	$4,447	$(244)
Total held to maturity	$—	$—	$4,447	$(244)	$4,447	$(244)

Loans

The loan portfolio is the largest category of our earning assets. Loans HFI increased $249.3 million, or 10.9% on an annualized basis, to $3.3 billion at September 30, 2025 since December 31, 2024. The increase was primarily due to increases in SFR mortgage loans of $157.0 million, CRE loans of $85.2 million, commercial and industrial ("C&I") loans of $17.1 million, and SBA loans of $6.8 million, partially offset by decreases in construction and land development ("C&D") loans of $14.1 million and in other loans of $2.5 million. SFR mortgage loans represented 50.0% of our total HFI loans as of September 30, 2025 and 48.9% at December 31, 2024. There were $756,000 of loans HFS at September 30, 2025 compared to $11.3 million loans HFS at December 31, 2024. The decrease in loans HFS was due to sales totaling $49.0 million, offset by loans originated or transferred into HFS of $37.8 million.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of the dates indicated:

	As of September 30, 2025		As of December 31, 2024
	$	%	$	%
Loans HFI:(1)	(dollars in thousands)
Single-family residential mortgages	$1,650,989	50.0%	$1,494,022	48.9%
Commercial real estate (2)	1,286,603	39.0%	1,201,420	39.3%
Construction and land development	159,152	4.8%	173,290	5.7%
Commercial and industrial	146,667	4.4%	129,585	4.2%
SBA	54,033	1.6%	47,263	1.5%
Other loans	5,133	0.2%	7,650	0.4%
Total loans HFI	3,302,577	100.0%	3,053,230	100.0%
Allowance for loan losses	(44,892)		(47,729)
Total loans HFI, net	$3,257,685		$3,005,501

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential loans and non-owner occupied single-family residential loans.

The following table presents the geographic locations of loans in our loan portfolio, by loan class, as of the date indicated:

	As of September 30, 2025
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and Industrial	SBA	Other	Total loans HFI
	$	$	$	$	$	$	$	%
Loans HFI:	(dollars in thousands)
California	$789,063	$921,069	$101,373	$123,316	$39,282	$201	$1,974,304	59.8%
Hawaii	12,403	—	—	63	—	—	12,466	0.4%
Illinois	55,374	18,538	—	869	—	—	74,781	2.3%
Nevada	20,908	22,324	—	3,723	2,246	—	49,201	1.5%
New Jersey	38,284	4,933	—	67	492	20	43,796	1.3%
New York	701,566	165,968	57,779	736	1,915	840	928,804	28.1%
Other	33,391	153,771	—	17,893	10,098	4,072	219,225	6.6%
Total loans, net	$1,650,989	$1,286,603	$159,152	$146,667	$54,033	$5,133	$3,302,577	100.0%

The majority of our loan portfolio is based on collateral or businesses located in California and New York, which represented 87.9% of our loan portfolio. Loans secured by collateral in other states represented approximately 12.1% of our portfolio and the majority of these loans are secured by real estate with a weighted average LTV of 56.6% at September 30, 2025.

SFR loans. SFR loans totaled $1.7 billion, or 50.0% of our loans HFI portfolio, as of September 30, 2025. SFR loans increased $157.0 million, or 10.5%, during the first nine months of 2025 due to higher originations relative to payoffs, paydowns and sales. As of September 30, 2025, the weighted-average LTV of the portfolio was 55.0%, the weighted average FICO score was 764, and the average age was 3.33 years as of September 30, 2025.

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

For SFR mortgage loans sold to FNMA, FHLMC and to other third parties such as investment funds or other banks, we provide limited representations and warranties and with a repurchase and premium refund for loans that become delinquent in the first 90-days or a premium refund if paid-off in the first 90-days with respect to all loans sold. In certain loan sales to other banks, loans are sold with no representations or warranties and provide a replacement feature for the first six months if any loans pay off early. As a condition of the sale for all loans, the buyer must have the loans audited for underwriting and compliance standards. There were $756,000 and $11.3 million of SFR loans HFS at September 30, 2025 and December 31, 2024.

The following table presents the LTV ratios at origination for SFR loans by state as of the date indicated:

	LTV Distribution
September 30, 2025	<45%	45%≤54%	55%≤64%	65%≤74%	75%≤84%	>85%	Total
	(dollars in thousands)
California	$137,187	$161,858	$315,921	$158,500	$14,192	$1,405	$789,063
New York	161,550	149,089	247,158	132,280	11,157	332	701,566
Illinois	15,408	9,510	16,085	10,068	2,873	1,430	55,374
New Jersey	5,391	9,103	14,377	8,049	590	774	38,284
Nevada	1,659	4,826	9,950	3,561	560	352	20,908
Hawaii	536	1,650	4,534	3,284	2,399	—	12,403
Other	8,818	6,205	8,650	8,777	941	—	33,391
Total	$330,549	$342,241	$616,675	$324,519	$32,712	$4,293	$1,650,989

Commercial real estate loans. CRE loans increased $85.2 million, or 7.1%, to $1.3 billion at September 30, 2025, compared to $1.2 billion at December 31, 2024.

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

The largest subset of CRE loans was the multi-family residential loan portfolio, which totaled $717.5 million as of September 30, 2025 and $605.5 million as of December 31, 2024.

The following table presents the LTV ratios at origination for CRE loans by property type as of the date indicated:

	LTV Distribution
September 30, 2025	<45%	45%≤54%	55%≤64%	65%≤74%	75%≤84%	>85%	Total
Non-owner occupied:	(dollars in thousands)
Mobile Home	$37,849	$78,837	$109,793	$58,365	$—	$—	$284,844
Apartments	36,055	53,779	107,540	57,526	—	10,203	265,103
Mixed Use	44,902	14,992	134,044	14,115	11,956	—	220,009
Warehouse	27,617	19,108	26,289	—	—	—	73,014
Hotel/Motel	27,758	12,990	24,626	5,869	—	—	71,243
Retail	27,163	28,958	14,222	—	—	—	70,343
SFR Rental	24,355	8,666	16,058	5,424	—	—	54,503
Rent Controlled NY Multifamily	22,980	18,284	6,763	—	—	—	48,027
Office	14,281	—	8,228	4,191	—	8,386	35,086
Other	4,492	6,339	—	—	—	—	10,831
Total non-owner occupied	$267,452	$241,953	$447,563	$145,490	$11,956	$18,589	$1,133,003
Owner-occupied:
Mixed Use	1,714	3,175	3,581	—	—	—	8,470
Warehouse	7,894	18,868	13,928	15,461	—	—	56,151
Hotel/Motel	3,383	30,541	21,318	—	—	—	55,242
Retail	3,874	7,939	8,274	—	—	—	20,087
SFR Rental	—	1,087	—	—	—	—	1,087
Rent Controlled NY Multifamily	1,398	331	—	—	—	—	1,729
Office	827	1,957	764	815	—	—	4,363
Gas Station	120	—	—	5,686	—	—	5,806
Other	89	150	426	—	—	—	665
Total owner-occupied	$19,299	$64,048	$48,291	$21,962	$—	$—	$153,600
Total	$286,751	$306,001	$495,854	$167,452	$11,956	$18,589	$1,286,603

The following table presents the LTV ratios at origination for CRE loans by state as of the date indicated:

	LTV Distribution
September 30, 2025	<45%	45%≤54%	55%≤64%	65%≤74%	75%≤84%	>85%	Total
Non-owner occupied:	(dollars in thousands)
California	$149,884	$175,413	$371,228	$96,643	$—	$—	$793,168
New York	81,649	40,011	18,981	—	11,956	—	152,597
Nevada	19,687	1,692	—	—	—	—	21,379
Illinois	4,103	2,187	1,597	—	—	8,386	16,273
New Jersey	1,190	1,559	1,217	—	—	—	3,966
Other	10,939	21,091	54,540	48,847	—	10,203	145,620
Total non-owner occupied	$267,452	$241,953	$447,563	$145,490	$11,956	$18,589	$1,133,003
Owner-occupied:
California	11,294	59,610	37,124	19,873	—	—	127,901
New York	7,186	3,135	2,235	815	—	—	13,371
Nevada	164	—	781	—	—	—	945
Illinois	655	336	—	1,274	—	—	2,265
New Jersey	—	967	—	—	—	—	967
Other	—	—	8,151	—	—	—	8,151
Total owner-occupied	$19,299	$64,048	$48,291	$21,962	$—	$—	$153,600
Total	$286,751	$306,001	$495,854	$167,452	$11,956	$18,589	$1,286,603

Construction and land development loans. C&D loans totaled $159.2 million, or 4.8% of the loan portfolio, at September 30, 2025. C&D loans decreased $14.1 million, or 8.2%, during the first nine months of 2025 due to decreases in land development loans and residential construction loans, offset by an increase in commercial construction loans. Our C&D loans are comprised of residential construction, commercial construction, and land acquisition and development. Interest reserves are generally established on real estate construction loans. These loans are typically Prime rate based and have maturities of less than 18 months.

The following table shows the categories of our C&D portfolio as of the dates indicated:

	As of September 30, 2025		As of December 31, 2024		Increase (Decrease)
	$	Mix %	$	Mix %	$	%
	(dollars in thousands)
Residential construction	$48,815	30.7%	$58,368	33.7%	$(9,553)	(16.4)%
Commercial construction	106,035	66.6%	97,954	56.5%	8,081	8.2%
Land development	4,302	2.7%	16,968	9.8%	(12,666)	(74.6)%
Total construction and land development loans	$159,152	100.0%	$173,290	100.0%	$(14,138)	(8.2)%

Commercial and industrial loans. C&I loans totaled $146.7 million, or 4.4% of the loan portfolio, as of September 30, 2025. C&I loans increased $17.1 million, or 13.2%, during the first nine months of 2025 due in part to an increase in commercial term loans and lines of credit, along with an increase in mortgage warehouse lines of credit. Our SFR mortgage lending unit originates mortgage warehouse lines of credit to certain correspondent banks.

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

SBA loans. SBA loans increased $6.8 million, or 14.3%, to $54.0 million at September 30, 2025 compared to $47.3 million at December 31, 2024. We originated SBA loans of $20.4 million during the first nine months of 2025. Offsetting these loan originations were loan sales of $7.9 million, net loan payoffs and paydowns of $4.8 million, and transfers to OREO of $970,000 during the first nine months of 2025.

We are designated a Preferred Lender under the SBA Preferred Lender Program. We offer SBA guaranteed loans and mainly originate the SBA 7(a) product, which are variable rate loans, through our loan offices and independent brokers. We generally sell the 75% guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel and service businesses for working capital needs or business expansions. SBA loans secured by real estate can have any maturity up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral may also include inventory, accounts receivable, equipment, and includes personal guarantees.

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

Analysis of the Allowance for Loan Losses

The following table presents the ALL, its corresponding percentage of the loan class balance, and the percentage of loan balance to total loans HFI as of the dates indicated:

	As of September 30, 2025			As of December 31, 2024
	$	ALL as a % of Loan Type	% of Total Loans	$	ALL as a % of Loan Type	% of Total Loans
Loans:	(dollars in thousands)
Single-family residential mortgages	$21,843	1.32%	50.0%	$17,518	1.17%	48.9%
Commercial real estate (1)	18,672	1.45%	39.0%	21,879	1.82%	39.3%
Construction and land development	1,492	0.94%	4.8%	6,053	3.49%	5.7%
Commercial and industrial	1,883	1.28%	4.4%	1,339	1.03%	4.2%
SBA	799	1.48%	1.6%	654	1.38%	1.5%
Other	203	3.95%	0.2%	286	3.74%	0.4%
Allowance for loan losses	$44,892	1.36%	100.0%	$47,729	1.56%	100.0%

(1)	Includes non-farm and non-residential real estate loans, multi-family residential loans and non-owner occupied SFR loans.

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

Our discounted cash flow loss rate methodology incorporates a probability of default, loss given default and exposure at default to derive expected loss within the CECL model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. We use both internal and external data to determine qualitative factors within the CECL model including: lending policies, procedures, and strategies; changes in nature and volume of the portfolio; credit and lending personnel experience; changes in volume and trends in classified, delinquent, and nonaccrual loans; concentration risk; collateral values; regulatory and business environment; loan review results; and economic conditions.

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

Individual loans considered to be uncollectible are charged off against the ACL. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Loans deemed to be collateral-dependent are reviewed individually based on the estimated fair value of the collateral less selling costs. Collateral value is determined using appraisals and/or other market comparable information. Charge-offs are generally taken on loans when the loan balance is determined to be uncollectible. Recoveries on loans previously charged off are added to the ACL. Net charge-offs on an annualized basis represented 0.84% of average loans for the three months ended September 30, 2025, 0.54% for the nine months ended September 30, 2025, and 0.13% of average loans for the twelve months ended December 31, 2024. Net charge-offs for the third quarter of 2025 were higher than the same period in the prior year; however, $6.6 million of the 2025 charge-offs were related to one loan relationship and were reserved for in prior periods.

As of September 30, 2025, the ACL totaled $45.4 million and was comprised of an ALL of $44.9 million and a RUC of $504,000 (included in “accrued interest and other liabilities”). This compares to the ACL of $48.5 million comprised of an ALL of $47.7 million and a RUC of $729,000 at December 31, 2024. The $3.1 million decrease in the ACL for the first nine months of 2025 was due to net charge-offs of $12.8 million offset by a $9.8 million provision for credit losses. The ALL as a percentage of loans HFI decreased to 1.36% at September 30, 2025, compared to 1.56% at December 31, 2024 due mainly to net charge-offs in 2025 which were included in specific reserves in prior periods. The ALL as a percentage of nonperforming loans HFI was 98.70% at September 30, 2025, an increase from 58.90% at December 31, 2024.

The following table provides an analysis of the ACL, provision for credit losses and net charge-offs for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Month Ended September 30,
	2025	2024	2025	2024
Allowance for Loan Loss ("ALL")	(dollars in thousands)
Balance, beginning of period	$51,014	$41,741	$47,729	$41,903
Charge-offs:
Single-family residential mortgages	—	—	(1,403)	—
Commercial real estate	(21)	(189)	(3,296)	(831)
Construction and land development	(6,929)	(974)	(8,175)	(974)
Commercial and industrial	(4)	(6)	(85)	(9)
SBA	(11)	—	(12)	—
Other	(54)	(41)	(113)	(177)
Total charge-offs	(7,019)	(1,210)	(13,084)	(1,991)
Recoveries:
Construction and land development	138	—	138	—
Commercial and industrial	1	1	79	2
Other	8	8	47	53
Total recoveries	147	9	264	55
Net charge-offs	(6,872)	(1,201)	(12,820)	(1,936)
Provision for credit losses - loans	750	3,145	9,983	3,718
Balance, end of period	$44,892	$43,685	$44,892	$43,685

Reserve for unfunded commitments ("RUC")
Balance at beginning of period	$629	$624	$729	$640
(Reversal of) provision for credit losses - unfunded commitments	(125)	155	(225)	139
Balance at the end of period	$504	$779	$504	$779

Total allowance for credit losses ("ACL")	$45,396	$44,464	$45,396	$44,464

Total loans HFI at end of period	$3,302,577	$3,091,896	$3,302,577	$3,091,896
Average loans HFI	$3,244,499	$3,068,413	$3,162,665	$3,033,341
Net charge-offs to average loans HFI	(0.84%)	(0.16%)	(0.54%)	(0.09%)
Allowance for loan losses to total loans HFI	1.36%	1.41%	1.36%	1.41%

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

Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest (of which there were none during the periods presented). The balances of nonperforming loans included in the table below are the net investment in these assets and do not include $538,000 in specific reserves included in the ALL. The following table presents the net investment in nonperforming assets by loan class and certain nonperforming asset ratios as of the dates indicated.

	As of September 30,	As of December 31,
	2025	2024
Nonaccrual loans:	(dollars in thousands)
Single-family residential mortgages	$2,608	$11,524
Commercial real estate	8,548	17,096
Construction and land development	28,222	44,621
Commercial and industrial	4,708	6,271
SBA	1,387	1,514
Other	11	12
Total nonaccrual loans	45,484	81,038
Total nonperforming loans (1)	45,484	81,038
OREO	8,830	—
Nonperforming assets (1)	$54,314	$81,038
Nonperforming loans HFI to total loans HFI	1.38%	2.29%
Nonperforming assets to total assets	1.29%	2.03%
Nonperforming loans to tangible common equity and ALL	9.35%	16.78%
Nonperforming assets to tangible common equity and ALL	11.17%	16.78%
(1)	Nonperforming loans and nonperforming assets included loans HFS of $11.2 million at December 31, 2024. There were no nonperforming loans HFS at September 30, 2025.

Nonperforming assets totaled $54.3 million, or 1.29% of total assets, at September 30, 2025, down from $81.0 million, or 2.03% of total assets, at December 31, 2024. The $26.7 million decrease in nonperforming assets was due to sales totaling $20.0 million, charge-offs of $10.2 million, reclassification of loans to performing loans of $5.0 million, and payoffs or paydowns of $4.8 million, partially offset by the addition of loans that migrated to nonperforming assets of $13.3 million during the first nine months of 2025. Nonperforming assets included three OREO properties totaling $8.8 million (included in “accrued interest and other assets”) at September 30, 2025. Of this amount, $3.7 million represented SBA payables associated with formerly SBA guaranteed loans.

Our 30-89 day delinquent loans, excluding nonperforming loans, totaled $6.5 million, or 0.20% of total loans, at September 30, 2025, down from $22.1 million, or 0.72% of total loans, at December 31, 2024. The $15.6 million decrease was mostly due to $14.8 million in loans returning to current status, $2.9 million in SFR mortgage loans included in a bulk sale of underperforming SFR mortgage loans and $931,000 in paydowns and payoffs. There were also $2.0 million of loans that were downgraded to nonperforming. These changes were partially offset by $5.2 million in new delinquent loans.

We did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2025 and 2024, while the loans were in nonaccrual status.

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

The following table presents the risk categories for loans HFI, by segment and class, as of the dates indicated:

		Special
September 30, 2025	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$1,647,541	$—	$3,448	$—	$1,650,989
Commercial real estate	1,216,900	34,998	34,705	—	1,286,603
Construction and land development	127,558	3,372	28,222	—	159,152
Commercial:
Commercial and industrial	130,624	8,701	7,342	—	146,667
SBA	48,603	2,278	3,152	—	54,033
Other:	5,122	—	11	—	5,133
Total	$3,176,348	$49,349	$76,880	$—	$3,302,577

		Special
December 31, 2024	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$1,481,826	$—	$12,196	$—	$1,494,022
Commercial real estate	1,171,085	21,287	9,048	—	1,201,420
Construction and land development	72,921	44,042	56,327	—	173,290
Commercial:
Commercial and industrial	121,404	—	8,181	—	129,585
SBA	43,897	—	3,366	—	47,263
Other:	7,627	—	23	—	7,650
Total	$2,898,760	$65,329	$89,141	$—	$3,053,230

Special mention loans totaled $49.4 million, or 1.49% of total loans, at September 30, 2025, down from $65.3 million, or 2.14% of total loans, at December 31, 2024. The $16.0 million decrease was primarily due to loans upgraded to pass of $45.9 million, loans downgraded to substandard of $12.3 million, and paydowns of $796,000, partially offset by loans downgraded to special mention from pass of $40.3 million and additional advances on special mention loans of $2.7 million. As of September 30, 2025, all special mention loans are paying current.

Substandard loans totaled $76.9 million at September 30, 2025, a decrease of $12.3 million from $89.1 million at December 31, 2024. In addition, there were $11.2 million of substandard loans HFS at December 31, 2024 that were subsequently sold in the first quarter of 2025. There were no substandard loans HFS at September 30, 2025. The $12.3 million decrease in substandard loans HFI was primarily due to payoffs and paydowns totaling $24.7 million, transfers to OREO of $13.8 million, charge-offs of $10.2 million, and upgrades to pass or special mention of $5.0 million, partially offset by the downgrade of loans totaling $42.3 million to substandard. Of the total substandard loans at September 30, 2025, there were $31.4 million on accrual status.

Goodwill and Other Intangible Assets. Goodwill was $71.5 million at both September 30, 2025 and December 31, 2024. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired.

Other intangible assets, which consist of core deposit intangibles, were $1.5 million and $2.0 million at September 30, 2025 and December 31, 2024. These core deposit intangible assets are amortized on an accelerated basis over their estimated useful lives, generally over a period of 3 to 10 years.

Liabilities. Total liabilities increased by $209.5 million to $3.7 billion at September 30, 2025 from $3.5 billion at December 31, 2024, primarily due to a $282.7 million increase in deposits, offset by a $70.0 million decrease in FHLB advances.

Deposits. Total deposits were $3.4 billion as of September 30, 2025, an increase of $282.7 million, or 12.3% on an annualized basis, compared to $3.1 billion as of December 31, 2024. The increase was due to a $295.2 million increase in interest-bearing deposits, while noninterest-bearing deposits decreased $12.5 million. The increase in interest-bearing deposits included an increase in non-maturity deposits of $58.7 million and time deposits of $236.6 million. Noninterest-bearing deposits totaled $550.5 million and represented 16.4% of total deposits at September 30, 2025 compared to $563.0 million and 18.3% at December 31, 2024. Wholesale deposits totaled $268.1 million at September 30, 2025 and $147.5 million at December 31, 2024.

The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	September 30, 2025		December 31, 2024
	$	%	$	%
	(dollars in thousands)
Noninterest-bearing demand deposits:	$550,488	16.4%	$563,012	18.3%
Interest-bearing deposits:
NOW	70,665	2.1%	51,043	1.7%
Money market	519,209	15.4%	449,324	14.6%
Savings	131,823	3.9%	162,667	5.3%
Time deposits $250,000 and under	872,463	25.9%	882,438	28.6%
Time deposits over $250,000	953,785	28.3%	827,854	26.7%
Wholesale deposits	268,064	8.0%	147,451	4.8%
Total interest-bearing deposits	2,816,009	83.6%	2,520,777	81.7%
Total deposits	$3,366,497	100.0%	$3,083,789	100.0%

The following table presents our average deposit balances and weighted average rates for the three months ended September 30, 2025:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2025
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate (%)	Balance	Rate (%)
	(dollars in thousands)
Noninterest-bearing demand deposits	$541,083	—	$529,190	—
Interest-bearing deposits:
NOW	69,800	2.31%	65,957	2.22%
Money market	491,561	3.12%	479,328	3.14%
Savings	138,344	1.17%	144,895	1.25%
Time deposits $250,000 and under	1,050,682	3.89%	1,012,408	3.98%
Time deposits over $250,000	960,094	4.07%	916,162	4.14%
Total interest-bearing deposits	2,710,481	3.63%	2,618,750	3.69%
Total deposits	$3,251,564	3.03%	$3,147,940	3.07%

The following table presents the maturity schedule of time deposits as of September 30, 2025:

	Maturity Within:
	Three Months or Less	After Three to Six Months	After Six to 12 Months	After 12 Months	Total
	(dollars in thousands)
Time deposits $250,000 and under (1)	$440,286	$369,354	$303,336	$6,282	$1,119,258
Time deposits over $250,000 (2)	469,432	340,005	164,087	1,530	975,054
Total time deposits	$909,718	$709,359	$467,423	$7,812	$2,094,312

(1)	Includes wholesale deposits of $246.9 million.
(2)	Includes wholesale deposits of $21.2 million.

Of the $975.1 million in time deposits over $250,000, the estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $743.3 million at September 30, 2025. The following table presents the maturity distribution of uninsured time deposits in amounts of more than $250,000 as of the date indicated.

September 30, 2025
(dollars in thousands)
3 months or less	$352,242
Over 3 months through 6 months	259,771
Over 6 months through 12 months	130,723
Over 12 months	531
Total	$743,267

In addition, we offer deposit products through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit. Time deposits held through the CDARS program were $130.5 million at September 30, 2025 and $130.6 million at December 31, 2024 and ICS deposits totaled $147.2 million at September 30, 2025 and $146.1 million at December 31, 2024.

The following table presents the estimated deposits exceeding the FDIC insurance limit as of the dates indicated:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Uninsured deposits	$1,519,677	$1,383,727

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. FHLB advances totaled $130.0 million at September 30, 2025 compared to $200.0 million at December 31, 2024. FHLB borrowings at September 30, 2025 included $130.0 million in putable term advances.

The terms of all putable advances outstanding at September 30, 2025 are presented in Next Call Date order in the table below:

Advance Date	Amount	Rate	Call Structure	Next Call Date	Final Stated Maturity Date
	(dollars in thousands)
5/8/2025	$10,000	3.69%	1 time call	11/10/2025	5/10/2028
5/8/2025	20,000	3.49%	Quarterly call	11/10/2025	5/10/2028
8/14/2025	20,000	3.38%	Quarterly call	11/14/2025	8/14/2028
3/12/2025	20,000	3.34%	Quarterly call	12/12/2025	3/12/2029
3/14/2025	20,000	3.49%	Quarterly call	12/15/2025	3/15/2029
6/23/2025	10,000	3.64%	1 time call	12/23/2025	6/23/2028
5/8/2025	20,000	3.52%	Quarterly call (1)	5/8/2026	5/8/2029
6/23/2025	10,000	3.55%	Quarterly call (1)	6/23/2026	6/23/2028
Total	$130,000	3.49%
(1)	Call option after initial one year lock out.

The following table presents information on our total FHLB advances at and for the periods presented:

	As of and For the Three Months Ended September 30,		As of and For the Nine Months Ended September 30,
	2025	2024	2025	2024
FHLB Borrowings:	(dollars in thousands)
Outstanding at period-end	$130,000	$200,000	$130,000	$200,000
Average amount outstanding	185,217	150,543	173,810	150,182
Maximum amount outstanding at any month-end	200,000	200,000	200,000	150,000
Weighted average interest rate:
During period	3.54%	1.20%	3.13%	1.18%
End of period	3.49%	1.74%	3.49%	1.74%

Long-term Debt. Long-term debt consists of subordinated notes. As of September 30, 2025, the amount of subordinated notes outstanding was $119.8 million as compared to $119.5 million at December 31, 2024.

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

Subordinated Debentures. Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.3 million as of September 30, 2025 and $15.2 million as of December 31, 2024. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. These subordinated debentures consist of the following at September 30, 2025 and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	Effective Stated Rate	Stated Maturity
Subordinated debentures:	(dollars in thousands)
TFC Trust	12/22/2006	$5,155	$1,031	$4,124	Three-month CME Term SOFR plus 0.26% plus 1.65%	5.95%	3/15/2037
FAIC Trust	12/15/2004	7,217	707	6,510	Three-month CME Term SOFR plus 0.26% plus 2.25%	6.55%	12/15/2034
PGBH Trust	12/15/2004	5,155	469	4,686	Three-month CME Term SOFR plus 0.26% plus 2.10%	6.40%	12/15/2034
Total		$17,527	$2,207	$15,320

At September 30, 2025, we were in compliance with all covenants under our long-term debt agreements and subordinated debt.

The Company maintains the TFC Statutory Trust ("TFC Trust"), which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). The TFC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 5.95% as of September 30, 2025 and 6.27% at December 31, 2024.

The Company maintains the First American International Statutory Trust I ("FAIC Trust"), which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). The FAIC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 6.55% as of September 30, 2025 and 6.87% at December 31, 2024.

The Company maintains the Pacific Global Bank Trust I ("PGBH Trust"), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. The PGBH subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 6.40% as of September 30, 2025 and 6.72% at December 31, 2024.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and preferred stock and changes in accumulated other comprehensive income, net of taxes, from AFS investment securities.

Shareholders’ equity increased $6.5 million, or 1.3%, to $514.3 million as of September 30, 2025 from $507.9 million at December 31, 2024. The increase in shareholders' equity for the nine months of 2025 was due to net income of $21.8 million, lower unrealized losses on AFS securities in accumulated other comprehensive loss, net of tax, of $5.8 million, and equity compensation activity of $1.4 million, offset by common stock repurchases of $14.0 million and common stock cash dividends paid of $8.5 million. As a result, book value per share increased to $30.18 from $28.66 at December 31, 2024 and tangible book value per share increased to $25.89 from $24.51 at December 31, 2024. For additional information, see "Non-GAAP Financial Measures."

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

Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis. Our wholesale funding ratio was 11.4% at September 30, 2025 compared to 10.7% at December 31, 2024.

We have sufficient capital and do not anticipate any need for additional liquidity sources as of September 30, 2025. As of September 30, 2025 and December 31, 2024, we had $97.0 million of unsecured federal funds lines with other financial institutions and no amounts advanced against these lines. In addition, secured lines of credit from the Federal Reserve Discount Window were $63.4 million at September 30, 2025 and $47.2 million at December 31, 2024. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $83.2 million as of September 30, 2025 and $62.5 million as of December 31, 2024. We did not have any borrowings outstanding with the Federal Reserve at September 30, 2025 and December 31, 2024.

At September 30, 2025 and December 31, 2024, we had $130.0 million and $200.0 million in FHLB advances. Based on the values of loans pledged as collateral, we had $1.2 billion of remaining secured borrowing capacity with the FHLB as of September 30, 2025 and $1.1 billion at December 31, 2024.

Bancorp is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. Bancorp’s main source of funding is dividends declared and paid to Bancorp by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to Bancorp. Management believes that these limitations will not impact our ability to meet our ongoing short-term cash obligations. The Bank paid cash dividends to Bancorp of $45.0 million and $20.0 million during the nine months ended September 30, 2025 and the twelve months ended December 31, 2024. Dividends on common stock during the nine months ended September 30, 2025, and the year ended December 31, 2024, totaled $8.5 million and $11.7 million. At September 30, 2025, Bancorp had $52.1 million in cash, of which $51.7 million was on deposit at the Bank.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at September 30, 2025:

	Payments Due
	Within	One to	Over Three to	After Five
	One Year	Three Years	Five Years	Years	Total
	(dollars in thousands)
Deposits without a stated maturity	$1,272,185	$—	$—	$—	$1,272,185
Time deposits	2,086,500	7,140	672	—	2,094,312
FHLB advances (1)	130,000	—	—	—	130,000
Long-term debt	—	—	—	119,815	119,815
Subordinated debentures	—	—	—	15,320	15,320
Leases	5,413	11,006	5,627	6,423	28,469
Total contractual obligations	$3,494,098	$18,146	$6,299	$141,558	$3,660,101
(1)	See "FHLB Borrowings" for the structure of FHLB advances that are callable by FHLB within one year, however final stated maturities range from 2.6 to 3.6 years as of September 30, 2025.

Off-Balance Sheet Arrangements

We have limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

In the ordinary course of business, we enter into financial commitments to meet the financing needs of our customers. These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit. Those instruments involve varying degrees of credit and interest rate risk in excess of the amount recognized in the ACL in the consolidated balance sheets. Such off-balance sheet commitments totaled $119.1 million as of September 30, 2025 and $175.5 million as of December 31, 2024.

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

In addition, we invest in various affordable housing partnerships and Small Business Investment Company funds. Pursuant to these investments, we commit to an investment amount to be fulfilled in future periods. Such unfunded commitments totaled $10.4 million as of September 30, 2025 and $5.7 million as of December 31, 2024.

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

	September 30, 2025	December 31, 2024	September 30, 2024
Tangible Common Equity Ratios:	(dollars in thousands)
Tangible common equity:
Total shareholders' equity	$514,335	$507,877	$509,728
Adjustments
Goodwill	(71,498)	(71,498)	(71,498)
Core deposit intangible	(1,495)	(2,011)	(2,194)
Tangible common equity	$441,342	$434,368	$436,036
Tangible assets:
Total assets-GAAP	$4,208,455	$3,992,477	$3,990,477
Adjustments
Goodwill	(71,498)	(71,498)	(71,498)
Core deposit intangible	(1,495)	(2,011)	(2,194)
Tangible assets	$4,135,462	$3,918,968	$3,916,785
Common shares outstanding	17,043,897	17,720,416	17,693,416
Common equity to assets ratio	12.22%	12.72%	12.77%
Book value per share	$30.18	$28.66	$28.81
Tangible common equity to tangible assets ratio	10.67%	11.08%	11.13%
Tangible book value per share	$25.89	$24.51	$24.64

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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Return on average tangible common equity:	(dollars in thousands)
Net income available to common shareholders	$10,148	$9,333	$6,999	$21,771	$22,280
Average shareholders' equity	512,874	513,691	508,720	512,945	511,222
Adjustments:
Average goodwill	(71,498)	(71,498)	(71,498)	(71,498)	(71,498)
Average core deposit intangible	(1,608)	(1,780)	(2,326)	(1,779)	(2,525)
Adjusted average tangible common equity	$439,768	$440,413	$434,896	$439,668	$437,199
Return on average common equity, annualized	7.85%	7.29%	5.47%	5.67%	5.82%
Return on average tangible common equity, annualized	9.16%	8.50%	6.40%	6.62%	6.81%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
September 30, 2025	(dollars in thousands)
Dollar change	$13,713	$6,758	$3,746	$(2,090)	$(4,393)	$(6,740)
Percent change	11.19%	5.51%	3.06%	(1.71%)	(3.58%)	(5.50%)
December 31, 2024
Dollar change	$12,278	$6,776	$2,810	$(960)	$(2,321)	$(3,612)
Percent change	10.73%	5.92%	2.46%	(0.84%)	(2.03%)	(3.16%)

At September 30, 2025, our NII at Risk profile is liability sensitive. This is directionally consistent with our profile at December 31, 2024. For the up rate scenarios, we are more liability sensitive. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The NII at Risk results are within board policy limits.

	Economic Value of Equity Sensitivity
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
September 30, 2025	(dollars in thousands)
Dollar change	$(33,216)	$13,481	$13,101	$(20,854)	$(47,520)	$(78,723)
Percent change	(5.13%)	2.08%	2.02%	(3.22%)	(7.34%)	(12.15%)
December 31, 2024
Dollar change	$(25,835)	$3,288	$11,486	$(19,175)	$(46,186)	$(80,285)
Percent change	(3.84%)	0.49%	1.71%	(2.85%)	(6.86%)	(11.93%)

At September 30, 2025, the EVE position is projected to decrease in the up rate scenarios and down 300 rate scenario. When interest rates rise, fixed rate assets generally lose economic value as these instruments are discounted at a higher rate demonstrating the relative longer asset duration as compared to the overall liability duration. When interest rates decrease, the value of noninterest-bearing deposits also decreases. In addition, as the down rate shocks become more severe the pace of the increase in the value of loans also slows due to an increase in loan prepayments and the impact of discount rates reaching their floors; this results in a change of EVE volatility from positive to negative between the down 200 and 300 scenarios. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The EVE results are within board policy limits.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

During the third quarter of 2025, the Company repurchased 659,218 shares of common stock at an average price of $18.75 per share as part of the Company's stock repurchase program.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1, 2025 to July 31, 2025	484,594	$18.76	484,594	912,269
August 1, 2025 to August 31, 2025	174,624	$18.72	174,624	737,645
September 1, 2025 to September 30, 2025	—	$—	—	737,645
Total	659,218	$18.75	659,218	737,645

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR§ 229.408(c).

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: November 7, 2025	/s/ Johnny Lee
Johnny Lee President and Chief Executive Officer

Date: November 7, 2025	/s/ Lynn Hopkins
Lynn Hopkins Executive Vice President, Chief Financial Officer