Form 10-K
period 2025-12-31
RBB Bancorp
filed 2026-03-09
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $286,210,716.

The number of shares of the registrant’s common stock outstanding as of February 27, 2026, was 17,066,400.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in our definitive proxy statement for our 2026 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

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

●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments;
●	federal government shutdowns and uncertainty regarding the government's debt limit;
●	possible additional provisions for credit losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	failure to comply with debt covenants;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	the effects of having concentrations in our loan portfolio, including commercial real estate and the risks of geographic and industry concentrations;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	severe weather, natural disasters, earthquakes, fires, or other adverse external events could harm our business;
●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, conflict in the Middle East, and increasing tensions between China and Taiwan, which could impact business and economic conditions in the U.S. and abroad;
●	tariffs, trade policies, and related tensions, which could impact our clients, specific industry sectors, and/or broader economic conditions and financial market;
●	public health crises and pandemics, and their effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions;
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;

●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
●	cybersecurity threats and the cost of defending against them;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in tax laws and regulations;
●	the impact of governmental efforts to restructure the U.S. financial regulatory system and increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act;
●	the impact of changes in the Federal Deposit Insurance Corporation ("FDIC") insurance assessment rate and the rules and regulations related to the calculation of the FDIC insurance assessments;
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
●

the soundness of other financial institutions and our ongoing relations with our various federal and state regulators, including the SEC, FDIC, Federal Reserve Bank ("FRB"), California Department of Financial Protection and Innovation ("DFPI"), and Consumer Financial Protection Bureau ("CFPB"); and

●	our success at managing the risks involved in the foregoing items.

The foregoing factors and other factors are further described in this Annual Report (at Item 1A. Risk Factors in particular) should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1. Business.

Company Overview

RBB Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, Royal Business Bank (“Bank”) and RBB Asset Management Company (“RAM”), collectively referred to herein as "the Company." RBB Bancorp was formed in January 2011 as a bank holding company and RAM was formed in 2012 to hold and manage problem assets acquired in business combinations. There are no problem assets at RAM or activity in this subsidiary for the fiscal years ended 2025 or 2024. When we refer to “we”, “us”, “our”, or the “Company”, we are referring to RBB Bancorp and its consolidated subsidiaries including the Bank, collectively. When we refer to the “parent company”, “Bancorp”, or the “holding company”, we are referring to RBB Bancorp, the parent company, on a stand-alone basis.

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

We have supported our organic growth with disciplined strategic growth. Between 2011 and 2018 we successfully completed six whole-bank acquisitions and, in 2022, a bank branch acquisition in Hawaii. All of our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective acquisition dates.

We will continue to consider opportunistic acquisitions that we believe will be beneficial to our long-term growth strategy and will be accretive to our shareholders.

We operate as a minority depository institution (“MDI”), which is defined by the Federal Deposit Insurance Corporation (“FDIC”) as a federally insured depository institution ("IDI") where 51% or more of the voting stock is owned by minority individuals or a majority of the board of directors is minority and the community that the institution serves is predominantly minority. A MDI is eligible to receive support from the FDIC and other federal regulatory agencies such as training, technical assistance and review of proposed new deposit taking and lending programs, and the adoption of applicable policies and procedures governing such programs. We intend to maintain our MDI designation, as it is expected that at least 51% of our issued and outstanding shares of capital shall remain owned by minority individuals. The MDI designation has been historically beneficial to us, and we continue to use the program for technical assistance.

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

As of December 31, 2025, we had total consolidated assets of $4.2 billion, gross consolidated loans of $3.3 billion, deposits of $3.4 billion and shareholders’ equity of $523.4 million. Our common stock is traded on the NASDAQ Global Select Market under the symbol “RBB.”

Our Strategic Plan

We update our strategic plan annually to reflect our growth, recent developments and describe our business objectives over a reasonable planning horizon. Our current strategic plan contains the following key elements:

●	Maintain regulatory capital levels in excess of Basel III requirements;
●

Provide commercial banking services and products primarily to small to midsized commercial enterprises operating within Asian-centric communities or that can benefit from our areas of core lending expertise;

●	Maintain a board of directors comprised of business leaders who work closely with community leaders;
●	Attract and retain an experienced management team with demonstrated industry knowledge and lending expertise;
●	Focus on a target market consisting of businesses that:
o	are located in southern California, the San Francisco Bay area, the Chicago metropolitan area, the New York metropolitan area (including northern New Jersey), Nevada and Hawaii;
o	provide or receive goods or services to or from Asian countries, primarily Chinese-speaking regions, such as China, Hong Kong, Macau, Taiwan;
o	have loan needs of $1 million to $20 million (average loan size of $3 million to $7 million); and
o	prioritize using bankers with strong market knowledge who are dedicated to serving the local markets in which we operate.
●	Provide five main lending products:
1)

Commercial real estate (“CRE”) lending consisting of owner occupied and non-owner occupied commercial property, including loans secured by single-family residences for a business purposes and multi-family residential property;

2)	Construction and land development (“C&D”) loans comprised of residential construction, commercial construction and land acquisition and development construction;
3)

Commercial and Industrial (“C&I”) lending that emphasizes asset-based lending, trade finance, working capital lines of credit, and term loans secured by inventory, accounts receivables, fixed assets and real estate;

4)

Single-family residential (“SFR”) mortgage lending primarily to Asian-Americans willing to provide higher down payment amounts and pay higher fees and interest rates in return for reduced documentation requirements. The Company originates these loans through its correspondent banking relationships, and through its branch network. In addition, we offer 15-year and 30-year qualified mortgage loans that are sold directly to the Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”), and in most cases, the Company retains the loan servicing rights and obligations; and

5)

Small Business Administration (“SBA”) loans consisting primarily of 7(a) loans through our SBA Preferred Lender status with the ability to sell the SBA guarantee portion of the loan in the secondary market subject to market conditions.

Our Competition

We view the Asian-centric banking market, including the Company, as comprised of banks divided into three overlapping segments: publicly-traded banks, locally-based banks, and banks that are subsidiaries of Taiwanese or Chinese banks. These banks promote competition for attracting deposits and making loans in the markets we target.

In addition to Chinese-American banks, we also compete with other banks in the region for deposits, loans, and other banking products. Although we were founded by and market primarily to Chinese-Americans, we have broadened our marketing efforts to include all Asian-American communities. In certain geographic markets where we currently operate, there is an overlap between Chinese-American, Korean-American, and other Asian-American banks for loan and deposit business. We aim to grow both organically and potentially through opportunistic acquisitions in these markets.

Lending Activities

We seek to be the premier provider of lending products and services in our market areas and serve the credit needs of high quality business and individual borrowers in the communities we serve. Our lending strategy is to maintain a broadly diversified loan portfolio based on the type of customer (e.g., businesses versus individuals), type of loan product (e.g., owner occupied commercial real estate, commercial loans, etc.), geographic location and industries in which our business customers are engaged. We principally focus our lending activities on loans that we originate from borrowers located in our market areas.

We strive to expedite all requests from potential borrowers by promptly responding after we receive the required financials and certain preliminary information. Our ability to provide quick responses to borrowers with financial solutions, while performing appropriate underwriting if a borrower decides to move forward, is primarily due to our experienced banking professionals who understand the needs of borrowers in our target markets and their expertise in the Company’s commercial lending practices. In addition, our credit approval process is streamlined since decision-making often only requires a couple of key executive management members while any loans that exceed executive management's delegated authority is elevated to a board loan committee which meets at regularly scheduled meetings and whenever needed.

We have five principal lending areas:

SFR Loans. We originate qualified SFR mortgage loans and non-qualified, alternative documentation SFR mortgage loans through wholesale and retail channels, including our branch network, to accommodate the needs of the Asian-centric and selected niche markets. The qualified SFR mortgage loans are 15-year and 30-year conforming mortgages and may be sold directly to FNMA and FHLMC. As of December 31, 2025, we had $1.66 billion of SFR mortgage loans, representing 50.0% of our total loan portfolio compared to $1.49 billion, or 48.9% at December 31, 2024. We had $2.1 million in non-accrual SFR real estate loans as of December 31, 2025, compared to $11.5 million in non-accrual loans at December 31, 2024.

We originate non-qualified SFR mortgage loans generally to hold for investment. The loans generated through our retail branch network are to our customers and referrals, many of whom establish a deposit relationship with us. During 2025, we originated $202.8 million of SFR mortgage loans through our retail channel and $210.9 million of such loans through our wholesale channels. During 2024, we originated $102.8 million of SFR mortgage loans through our retail channel and $80.4 million of such loans through our wholesale channels.

We have sold non-qualified SFR mortgage loans to other banks and investors. SFR mortgage loans held for sale ("HFS") consist primarily of first trust deed mortgages on SFR properties located in California, New York, Illinois, and New Jersey. SFR mortgage loans HFS are generally sold with the servicing rights retained, however most recent loan sales have been servicing released.

In 2025, we identified new channels for secondary market sales for SFR loans that the Bank originated. We completed two sales transactions with two other counterparties, both insured US banks, in addition to other bidders for our mortgage products, which creates a lever for liquidity and additional fee income. As we identify additional counterparties who are able and willing to purchase our SFR mortgage loans, we expect to use this channel to grow additional fee income while increasing origination volume.

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

The total CRE portfolio was $1.3 billion, or 39.3% of our total loan portfolio, at December 31, 2025, of which $154.7 million was secured by owner occupied properties, compared to $1.2 billion, or 39.3% of our total loan portfolio, at December 31, 2024, of which $160.2 million was secured by owner occupied properties. The multi-family residential loan portfolio totaled $745.3 million as of December 31, 2025, compared to $605.5 million as of December 31, 2024. Nonaccrual CRE loans totaled $8.2 million at December 31, 2025, and $17.1 million at December 31, 2024, of which $9.7 million were held for sale.

Construction and Land Development Loans. Our C&D loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. As of December 31, 2025, our real estate construction loan portfolio totaled  $155.5 million, or 4.7% of our total loan portfolio, and was divided among the following categories: $100.0 million of commercial construction; $ 51.8 million of residential construction; and $ 3.6 million of land acquisition and development. As of December 31, 2024, the C&D loans totaled $173.3 million and were comprised of $98.0 million of commercial construction; $58.4 million of residential construction; and $17.0 million of land acquisition and development. There were $ 28.0 million non-accrual C&D loans as of December 31, 2025, compared to $44.6 million as of December 31, 2024.

Commercial and Industrial Loans. We have significant expertise in small to middle market C&I lending. Our success is the result of our products and market expertise. We focus on delivering high-quality, customized and quick turnaround service for our clients while maintaining an appropriate balance between disciplined underwriting and flexibility and responsiveness to our clients. Our trade financing unit provides international letters of credit, SWIFT, export advice, trade finance discounts and foreign exchange to many of our C&I loan customers. As of December 31, 2025, we had outstanding C&I loans of $140.1 million, or 4.2% of our total loan portfolio, compared to $129.6 million, or 4.2% of our total loan portfolio as of December 31, 2024. C&I loans on nonaccrual totaled $5.1 million at December 31, 2025, and $6.3 million at December 31, 2024, of which $1.5 million were held for sale.

SBA Loans. We are designated as a Preferred Lender under the SBA Preferred Lender Program. We offer SBA 7(a) variable-rate loans. We originate all loans to hold for investment and move loans to available for sale as management decides which loans to sell. We generally sell the guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized manufacturing, wholesale, retail, hotel/motel and service businesses for working capital needs or business expansions. SBA loans can have any maturity up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral may include inventory, accounts receivable and equipment, and personal guarantees. From time to time, we also originate SBA 504 loans. As of December 31, 2025, our SBA loan portfolio totaled $56.0 million, or 1.7% of our total loan portfolio compared to $47.3 million, or 1.5% at December 31, 2024. Our non-accrual SBA loans as of December 31, 2025, were $1.2 million, compared to $1.5 million as of December 31, 2024.

Deposits

The quality of our deposit franchise and access to stable funding are key components to our success. We offer traditional depository products, including checking, savings, money market and time deposits, to individuals, businesses, municipalities and other entities through our branch network. In addition, we offer retail deposit products where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep (“ICS”) programs. Deposits are insured by the FDIC up to statutory limits. Time deposits include deposits acquired through both retail and wholesale channels. Wholesale channels include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services.

As an Asian-centric business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. We monitor all deposit relationships over $250,000 on a quarterly basis and consider a relationship to be stable if there are any three or more of the following characteristics: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of the stability of our deposit base. At December 31, 2025, $2.7 billion, or 80.6%, of our relationships are less than or equal to $250,000 or are over $250,000 and meet our defined criteria to be considered a stable deposit.

Many of our management team members, including our branch managers, have worked together for up to 30 years, and our deposits relationships have been cultivated over that time period. Our ability to gather deposits, particularly stable deposits, is an important aspect of our business franchise and we believe these deposits are a significant driver of franchise value as a cost efficient and stable source of funding to support our growth. As of December 31, 2025, we had $3.4 billion of total deposits, with a weighted average spot rate of 2.90%.

Other Subsidiaries

In addition to the Bank and RAM, the Bancorp has three statutory business trusts acquired through our business acquisitions as follows:

TFC Statutory Trust. In connection with our 2016 acquisition of TomatoBank and its holding company, TFC, we acquired the TFC Statutory Trust (the “TFC Trust”), a statutory business trust that was established by TFC in 2006 under the laws of Connecticut as a wholly-owned subsidiary.

FAIC Statutory Trust I. In connection with our 2018 acquisition of First American International Bank ("FAIB") and its holding company, First American International Corp. ("FAIC"), we acquired the FAIC Statutory Trust I (“FAIC Trust I”), a statutory business trust that was established by FAIC in 2004 under the laws of Delaware as a wholly-owned subsidiary.

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

In addition, the Bank has a wholly-owned subsidiary, FAIB Capital Corp. ("FAIBCC"), a real estate investment trust, which was acquired through the acquisition of FAIC in 2018. FAIBCC is a New York State corporation formed on August 28, 2013. The purpose of this real estate investment trust is to minimize New York State and local taxes. As of December 31, 2025, FAIBCC had $533.7 million in assets.

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

Staffing Model. The majority of our staff are regular full-time employees, however we also employ regular part-time associates. We do not outsource job functions or use subcontractors to fill open positions, and rarely use seasonal or temporary employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. As of December 31, 2025, we had 369 full-time equivalent employees.

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

Benefits. We are committed to offering a competitive total compensation package. We regularly compare compensation and benefits with peer companies and market data, making adjustments as needed to ensure compensation stays competitive. We also offer a wide array of benefits for our associates and their families, including:

●	Competitive bonus programs;
●	Comprehensive medical, dental and vision benefits;
●	401(k) plan including a competitive company match;
●	Flexible work schedules;
●	Paid time off, holidays and bank holidays;
●	Internal training and development; and
●	Employee Assistance Plans.

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

Supervision and Regulation

General

Financial institutions, their holding companies and their affiliates are extensively regulated under U.S. federal and state laws. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the DFPI, the Board of Governors of the Federal Reserve System (“Federal Reserve”), the FDIC, and the CFPB. Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development, and agencies such as FNMA and FHLMC, have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to the financial condition and results of operations of the Company and its subsidiaries, including the Bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of all applicable statutes and regulations.

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

California-chartered banks are required to pay supervisory assessments to the DFPI to fund its operations. The amount of the assessment paid by a California bank to the DFPI is calculated on the basis of the institution’s total assets, including consolidated subsidiaries, as reported to the DFPI. During the years ended December 31, 2025 and 2024, the Bank paid supervisory assessments to the DFPI totaling $310,000 and $303,000.

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

To be considered “well capitalized,” a bank holding company or bank must have the following minimum ratios: (i) a CET1 capital ratio of 6.5%, (ii) a Tier 1 risk-based capital ratio of 8.0%, (iii) a Total risk-based capital ratio of 10.0%, and (iv) a Tier 1 leverage ratio of 5.0%. As of December 31, 2025, the Company's capital ratios exceeded the minimum capital adequacy guideline percentage requirements to be considered "well capitalized" under the Basel III capital rules.

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

The Dodd-Frank Act excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital, unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets. The trust preferred securities issued by our unconsolidated subsidiary capital trusts qualify as Tier 1 capital up to a maximum limit of 25% of total Tier 1 capital. Any additional portion of our trust preferred securities would qualify as “Tier 2 capital.”

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

We had outstanding subordinated debentures and subordinated notes in the aggregate principal amount of $135.3 million as of December 31, 2025. Of this amount, $15.4 million is attributable to subordinated debentures issued to statutory trusts in connection with prior issuances of trust preferred securities, which qualifies as Tier 1 capital, and $119.9 million is attributable to outstanding subordinated notes, which qualifies as Tier 2 capital.

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

As of December 31, 2025, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III capital rules on a fully phased-in basis.

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

The capital classification of a bank holding company and a bank affects the frequency of regulatory examinations, the bank holding company’s and the bank’s ability to engage in certain activities and the deposit insurance premium paid by a bank.

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

The terms of our subordinated notes also limit our ability to pay dividends on our common stock. If we are not current on our payment of interest on our subordinated notes, we may not pay dividends on our common stock. The amount of future dividends by Bancorp will depend on our earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors in accordance with the capital management and dividend policy.

The Bank is a legal entity that is separate and distinct from its holding company. Bancorp is dependent on the performance of the Bank for funds, which may be received as dividends from the Bank, for use in the operation of Bancorp and the ability of Bancorp to pay dividends to its stockholders. Future cash dividends by the Bank will also depend upon management’s assessment of future capital requirements, contractual restrictions, and other factors. During the years ended December 31, 2025 and 2024, the Bank paid $45.0 million and $20.0 million, respectively, of dividends to Bancorp. Dividends on common stock during the years ended December 31, 2025 and 2024, totaled $11.3 million and $11.7 million.

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

Loans to One Borrower

 Under California law, our ability to make aggregate secured and unsecured loans-to-one-borrower is limited to 25% and 15%, respectively, of unimpaired capital and surplus. At December 31, 2025, the Bank’s regulatory limit on aggregate secured loans-to-one-borrower was $144.4 million and unsecured loans-to-one borrower was $86.6 million. The Bank did not have any loans to one borrower that exceeded either of these limits at December 31, 2025.

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

On October 24, 2023, the federal regulatory agencies jointly issued  a final rule to strengthen and modernize regulations implementing the CRA, but in light of litigation, the agencies issued a joint proposal in July 2025 to rescind this rule and reinstate the CRA framework that existed prior to the 2023 final rule.

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

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF arising from the protection of uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in March 2023. The special assessment is based on an IDI’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5.0 billion of estimated uninsured deposits and will be assessed at a quarterly rate of 3.36 bps, over eight quarterly assessment periods beginning in the first quarter of 2024. The FDIC approved an interim final rule in December 2025 to reduce the special assessment for the eighth collection quarter to 2.97 bps. The interim final rule aims to ensure the FDIC will collect the exact amount needed through the special assessment to match the total losses preventing either over- or under-collection. The interim final rule also requires the FDIC to provide an offset to regular quarterly deposit insurance assessments for banks subject to the special assessment if the aggregate amount collected exceeds losses, following the final resolution of litigation between the FDIC and one of the bank entities. Our deposits have been below $5 billion and therefore the Bank has not been subject to this special assessment. To the extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain.

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

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, a financial institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be provided and the customer is given the opportunity to opt out of such disclosure. In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020. The CCPA, which covers businesses that obtain or access personal information on California resident consumers, grants consumers enhanced privacy rights and control over their personal information, and imposes significant requirements on covered companies with respect to consumer data privacy rights. We expect this trend of state-level activity to continue, and are continually monitoring developments in other states in which we operate.

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

Federal and State Taxation

Bancorp and the Bank report their income on a consolidated basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions. We have not been audited by the Internal Revenue Service. For 2025, 2024, and 2023, we were subject to a maximum federal income tax rate of 21.00%, California state income tax rate of 10.84% and various other state and local tax rates, including a New York state and New York City income tax rate of 9.43% and 8.85%.

Item 1A. Risk Factors.

Risks Related to Interest Rates

Fluctuations in interest rates may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

Shifts in short-term interest rates may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we receive on our assets, such as loans, may rise more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to increase. However, when interest rates decrease, the rate of interest we receive on our assets, such as loans, may decline more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to decrease. The impact on earnings is more adverse when the slope of the yield curve flattens or becomes inverted, that is, when short-term interest rates remain constant or increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential for default. At the same time, the marketability of the underlying property may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their mortgages and other indebtedness at lower rates. At December 31, 2025, total loans held for investment ("HFI") were 84.4% of our earning assets and exhibited a positive 4% sensitivity to rising interest rates in a 100 basis point parallel shock.

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

As of December 31, 2025, the fair value of our securities portfolio was approximately $411.3 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

At December 31, 2025, $407.2 million of our securities were classified as AFS with an aggregate pre-tax net unrealized loss of $18.9 million. We increase or decrease shareholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our AFS securities portfolio, net of the related tax, under the category of accumulated other comprehensive income (loss). Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported shareholders’ equity, book value per common share, and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered over the life of the securities. In the case of equity securities, which have no stated maturity, the declines in fair value may or may not be recovered over time.

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

Although inflation levels moved closer to the Federal Open Market Committee’s (“FOMC”) target rate of 2% in 2025, as of December 31, 2025, inflation rates remained elevated above the target rate. To the extent inflation persists, it poses a risk to the economy overall, and could pose direct or indirect challenges to our clients and to our business. Elevated inflation can impact our business customers through loss of purchasing power for their customers, leading to lower sales. Elevated inflation can also increase input and inventory costs for our customers, forcing them to raise their prices or lower their profitability. Supply chain disruption, also leading to inflation, can delay our customers’ shipping ability, or timing on receiving inputs for their production or inventory. Inflation can lead to higher wages for our business customers, increasing costs. All of these inflationary risks for our business customer base can be financially detrimental, leading to increased likelihood that the customer may become delinquent or otherwise default on a loan. To the extent such conditions exist or worsen, we could experience adverse effects on our business, financial condition, and results of operations.

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

At December 31, 2025, approximately 94.0% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2025, we had $1.6 billion of commercial loans, consisting of $1.3 billion of CRE loans, $140.1 million of C&I loans for which real estate is not the primary source of collateral and $155.5 million of C&D loans. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our C&I loans, which represented 4.2% of our total loan portfolio at December 31, 2025, are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, this collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

We have a concentration in commercial real estate, which could cause our regulators to restrict our ability to grow.

As a part of their regulatory oversight, the federal regulators have issued the CRE Concentration Guidance on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The CRE Concentration Guidance identifies certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The CRE Concentration Guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the CRE Concentration Guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36-month period. Pursuant to the CRE Concentration Guidelines, loans secured by owner occupied commercial real estate are not included for purposes of CRE Concentration calculation. As of December 31, 2025, our CRE loans represented 226% of our Bank total risk-based capital, as compared to 207% as of December 31, 2024. We actively work to manage our CRE concentration and we have discussed the CRE Concentration Guidance with the FDIC and believe that our underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are currently sufficient to address the CRE Concentration Guidance. Nevertheless, the FDIC or the DFPI could become concerned about our CRE loan concentrations, and they could limit our ability to grow by restricting their approvals for the establishment or acquisition of branches, or approvals of mergers or other acquisition opportunities.

Our SFR loan product consists primarily of non-qualified SFR mortgage loans, which may be considered less liquid and more risky.

As of December 31, 2025, our SFR mortgage loan portfolio amounted to $1.66 billion or 50.0% of our loan portfolio. As of that date, 97.4% of our SFR mortgage loans consisted of non-qualified mortgage loans, which are considered to have a higher degree of risk and are less liquid than qualified mortgage loans. We offer two SFR mortgage products, a low loan-to-value, alternative document hybrid non-qualified SFR mortgage loan, which we refer to as non-qualified SFR mortgage loan, and a qualified SFR mortgage loan. As of December 31, 2025, our non-qualified SFR mortgage loans had an average loan-to-value of 54.6% and an average FICO score of 763. As of December 31, 2025, 3.0% of our total SFR mortgage loan portfolio were loans originated to foreign nationals. The non-qualified SFR mortgage loans that we originate are designed to assist Asian-Americans who have recently immigrated to the United States and as such are willing to provide higher down payment amounts and pay higher interest rates and fees in return for reduced documentation requirements. Non-qualified SFR mortgage loans are considered less liquid than qualified SFR mortgage loans because such loans are not able to be securitized and can only be sold directly to other financial institutions. Since non-qualified loans may be considered more risky than qualified mortgage loans, we attempt to address this enhanced risk through our underwriting process, including requiring larger down payments and, in some cases, interest reserves.

We also have a concentration in our SFR secondary sale market, as a substantial portion of our non-qualified mortgage loans have been historically sold to a small number of banks. We are taking steps to reduce our dependence on these banks by expanding the number of banks that we sell our non-qualified SFR mortgages to, but may not be successful in expanding our sales market for our non-qualified mortgage loans. These loans also present a pricing risk as rates change, and our sale premiums cannot be guaranteed. Further, the criteria for our loans to be purchased by other banks may change from time to time, which could result in a lower volume of corresponding loan originations.

Mortgage production, including refinancing activity, historically declines in rising interest rate environments, which we have experienced in recent years.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We originated $27.2 million of SBA loans for the year ended December 31, 2025. We sold $10.8 million of the guaranteed portion of our SBA loans for the year ended December 31, 2025. Consequently, as of December 31, 2025, we held $56.0 million of SBA loans on our balance sheet, of which $45.1 million or 80.5% consisted of the non-guaranteed portion of SBA loans and $10.9 million or 19.5% consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We attempt to limit this risk by generally requiring such loans to be collateralized and limiting the overall amount that can be held on our balance sheet to 75% of our total capital.

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

A significant segment of our business consists of originating and periodically selling U.S. government guaranteed loans, in particular those guaranteed by the SBA. Presently, the SBA guarantees 75% of the principal amount of each qualifying SBA loan originated under the SBA’s 7(a) loan program. There is no assurance that the U.S. government will maintain the SBA 7(a) loan program or if it does, that such guaranteed portion will remain at its current level. In addition, from time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee future loans. In addition, these agencies may change their rules for qualifying loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan guarantee programs. Non-governmental programs could replace government programs for some borrowers, but the terms might not be equally acceptable. Therefore, if these changes occur, the volume of loans to small businesses, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline. Also, the profitability associated with the sale of the guaranteed portion of these loans could decline as a result of market displacements due to increases in interest rates, and could cause the premiums realized on the sale of the guaranteed portions to decline from current levels. As the funding and sale of the guaranteed portion of SBA 7(a) loans is a portion of our business and a part of our noninterest income, any significant changes to the funding for the SBA 7(a) loan program and any prolonged government shutdown may have an unfavorable impact on our prospects, future performance and results of operations.

Real estate construction loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Real estate construction loans, including land development loans, comprised approximately 4.7% of our total loan portfolio as of December 31, 2025. Such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it. If any of these events occur, our financial condition, results of operations and cash flows could be materially and adversely affected.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

As of December 31, 2025, our nonperforming assets totaled $53.5 million, or 1.27%, of total assets, comprised of nonperforming loans of $44.6 million and other real estate owned ("OREO") of $8.8 million. Nonaccrual loans HFI were 1.35% of our loan HFI portfolio at December 31, 2025.

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

As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have a significant amount of seasonality. Our deposits include $1.3 billion, or approximately 40%, of the Bank's total deposits, related to 166 client relationships who maintain balances greater than $2 million, when aggregating all related accounts, including multiple business entities and personal funds of business owners, at December 31, 2025. In addition, our ten largest depositor relationships accounted for approximately 12.5% of our deposits at December 31, 2025. Our largest depositor relationship accounted for approximately 2.0% of our deposits at December 31, 2025. These deposits can and do fluctuate. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract new deposits, or otherwise purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. Consequently, the occurrence of these events  could have a material adverse impact to our operations and financial results.

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

As of December 31, 2025, our ACL as a percentage of total loans HFI was 1.32% and as a percentage of total nonperforming loans HFI was 98.3%. Although management believes that the ACL is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses in the future to further supplement the ACL, due to a variety of factors. Our bank regulatory agencies will periodically review our ACL and the value attributed to nonaccrual loans or to OREO and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

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

Other Risks Related to Our Business

If we fail to maintain effective internal control over financial reporting, we may not be able to report our financial results accurately and timely.

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

We continue to enhance and expand our digital products and services to meet client needs and business objectives. These digital products and services often require storing, transmitting, and processing sensitive client, employee, financial, and proprietary business information. Because this information can be valuable to threat actors, we and our third-party service providers remain exposed to cyber-attacks, fraud attempts, and other malicious activities seeking to gain unauthorized access to systems or data, misuse or steal information, disrupt operations, or deploy malicious software.

In addition, our clients and vendors rely on technology and systems not managed by us—such as personal computers, mobile devices, networking equipment, and software—to conduct business with us. If the technology or systems of our clients or vendors is compromised, it could result in unauthorized access to, misuse of, or loss of confidential client, employee, financial, or business information. Threat actors using stolen personal or financial information may attempt to fraudulently obtain loans, lines of credit, or other financial products from us, or attempt to deceive our employees, clients, or other users of our systems to disclose additional information to obtain unauthorized access to our systems.

We maintain robust preventive, detective, and administrative safeguards designed to reduce the likelihood and impact of a material cybersecurity event. However, because the tactics used by threat actors evolve rapidly and may not be identified until after an incident has occurred, we may be unable to anticipate or implement timely protections against all emerging threats.

Cybersecurity remains a priority for us, and we continue to develop and enhance controls, processes, and practices designed to protect client information, systems, computers, software, data, and networks. As threats continue to evolve, we may be required to allocate additional resources to further strengthen our security measures.

To date, we have no knowledge of any successful cyber-attack or material information security breach affecting our systems. However, our exposure remains heightened due to the evolving nature of the threats, the continued use of remote work arrangements by employees and service providers, our ongoing expansion of digital banking services, and our reliance on third-party information systems including cloud-based infrastructure, platforms, and software. Recent attacks targeting financial services institutions demonstrate that the risk to our systems remains significant. A successful cyber-attack or data breach involving us or a critical third-party vendor could result in reputational harm, productivity losses, remediation and response costs associated with investigation and resumption of services, client notification and credit monitoring expenses, increased insurance premiums, regulatory investigations or penalties, civil litigation, and other costs, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We also incur costs when our customers become the victims of cyber-attacks. For example, various retailers have reported that they have been the victims of a cyber-attack in which large amounts of their clients’ data, including debit and credit card information, is obtained. Our clients may be the victims of phishing scams, providing cyber criminals access to their accounts, or credit or debit card information. In these situations, we incur costs to replace compromised cards and address fraudulent transaction activity affecting our clients.

Both internal and external fraud and theft present significant risks. Mishandling or misuse of confidential client, employee, financial, or business information—whether through system errors, employee actions, or third-party misconduct—could result in regulatory consequences, reputational harm, and financial loss. Fraud can occur in connection with loan originations, lines of credit, ACH transactions, wire transfers, ATM activity, and other transactions, or could result from unauthorized access, employee misconduct, or the interception or theft of information by third parties resulting in financial losses as well as reputational damage.

Operational errors—including information system misconfiguration, clerical mistakes, or disruptions caused by technology failures—may be repeated or amplified before detection due to the high volume of transactions we process. With these transactions, there is a risk that technical flaws, tampering, or manipulation of automated systems, arising from events wholly or partially beyond our control, may give rise to disruption of service to customers and to financial loss or liability. We are also exposed to the risk that our business continuity and data security systems may prove inadequate under certain circumstances.

The occurrence of any of these risks could impair our ability to operate effectively, result in additional costs to remediate issues, expose us to client claims, or cause reputational harm, any of which could have a material adverse effect on our business, financial condition and results of operations.

The development and use of new technologies, including artificial intelligence ("AI"), can present risks and uncertainties that could adversely affect our business and financial condition.

Banking and financial services technology is rapidly evolving, including the development and deployment of AI. We and our third party vendors may develop or integrate AI or other emerging technologies into certain business products, processes, or services to increase efficiency and better serve our customers at a reduced cost. The ability to successfully deploy and manage these emerging technologies, or to integrate them into existing systems, may adversely impact operations resulting in the disruption of service to our customers and liability or financial loss.

AI technologies may produce undesirable results such as producing false data, generating inaccurate calculations, improperly handling or leaking sensitive information, reflecting unintended bias, or otherwise failing to perform as intended. Using third-party providers may result in limited visibility and control over these risks. Any failures in the use of AI or related-technologies, or evolving legal and regulatory requirements governing their use, could result in regulatory consequences, reputational harm, and financial loss, and could have a material adverse effect on our business, results of operations, and financial condition.

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

We are based in California and at December 31, 2025, approximately 58.8% of the aggregate outstanding principal of our total loan portfolio was secured by real estate located in California or businesses in California. In addition, the computer systems that operate our Internet websites and some of their back-up systems are located in California. Historically, California has been vulnerable to natural disasters. Therefore, we are susceptible to the risks of natural disasters, such as earthquakes, wildfires, floods and mudslides. Certain of these natural disasters may be exacerbated by climate change. Natural or man-made disasters and recurring energy shortages could harm our operations directly through interference with communications, including the interruption or loss of our information technology structure and websites, which could prevent us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. A natural or man-made disaster or recurring power outages may also impair the value of our largest class of assets, our loan portfolio, which is comprised substantially of real estate loans. Uninsured or underinsured disasters may reduce borrowers’ ability to repay mortgage loans. Disasters may also reduce the value of the real estate securing our loans, impairing our ability to recover on defaulted loans through foreclosure and making it more likely that we would suffer losses on defaulted loans. California has also experienced energy shortages, which, if they recur, could impair the value of the real estate in those areas affected. Although we have implemented several back-up systems and protections (and maintain business interruption insurance), these measures may not protect us fully from the effects of a natural disaster. For example, the California wildfires in Los Angeles County in January 2025 destroyed considerable commercial and residential properties impacting the businesses and lives of clients, employees and other shareholders. Direct and indirect costs and impacts from wildfires may include potential adverse changes to the level of our nonperforming assets and charge-offs. The occurrence of natural and man-made disasters or energy shortages in California could have a material adverse effect on our business prospects, financial condition and results of operations.

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

In addition, California remains at the forefront of climate-related disclosure regulations, including the Climate-Related Financial Risk Act (SB 261), as amended by California Senate Bill 219. While these laws are currently subject to legal challenge and the extent to which these laws may be pre-empted by federal law is uncertain, in the absence of federal preemption the Climate-Related Financial Act would apply to us. Related compliance costs represent hard costs beyond current regulatory costs and would also involve the cost of management and personnel resources. In addition, we have multiple stakeholders, among them stockholders, customers, federal and state regulatory authorities, and political entities, who often have differing, and sometimes conflicting, priorities and expectations regarding environmental, social and governance issues. For instance, we operate extensively in California, which is at the forefront of requiring climate-related disclosures, but we also operate in states throughout the country, and there is an increasing number of state-level initiatives opposing environmental, social and governance practices.

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

We regularly use third party vendors as part of our business. We also have substantial ongoing business relationships with other third parties. These types of third party relationships are subject to increasingly demanding regulatory requirements and attention by our federal bank regulators. Recent regulation requires us to enhance our due diligence, ongoing monitoring and control over our third party vendors and other ongoing third party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators will hold us responsible for deficiencies in our oversight and control of our third party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third party vendors or other ongoing third party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines as well as requirements for customer remediation, any of which could have a material adverse effect our business, financial condition or results of operations.

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

Our dividend policy may change.

We have paid quarterly dividends since our initial public offering in the third quarter of 2017. We paid total dividends of $0.64 per share in 2023, 2024, and 2025. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability and requirements, projected liquidity needs, financial condition, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our common shareholders.

We are a separate and distinct legal entity from our subsidiaries, including the Bank. We receive substantially all of our revenue from dividends from the Bank, which we use as the principal source of funds to pay our expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Bank and certain of our non-bank subsidiaries may pay us. Such limits are also tied to the earnings of our subsidiaries. If the Bank does not receive regulatory approval or if our subsidiaries’ earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition or results of operations could be materially and adversely impacted.

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

We have outstanding options to purchase 151,000 shares of our common stock and unvested restricted stock units of 191,091 as of December 31, 2025, that may be exercised or vest and then otherwise be sold (assuming all vesting requirements are met), and we have the ability to issue equity awards for up to an additional 878,916 shares of common stock pursuant to our 2017 Omnibus Stock Incentive Plan. The sale of any such shares could cause the market price of our stock to decline, and concerns that those sales may occur could cause the trading price of our common stock to decrease or to be lower than it might otherwise be.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity threats continue to evolve as the threat landscape evolves. The Company continuously works to evolve its cybersecurity practices with the changing landscape. Significant resources are devoted to protecting and enhancing the security of networks, computer systems, data storage devices, and other systems and technology. The Company's security efforts and implemented controls are designed to protect against, among other things, cybersecurity attacks that can result in unauthorized access of confidential information, the destruction of data, disruptions to or degradations of service, the sabotaging of systems or other damage.

Third parties with which the Company does business, which facilitate the Company's business activities, e.g., vendors, supply chain, exchanges, clearing houses, central depositories, and financial intermediaries are sources of cybersecurity risk to the Company. Third-party incidents such as system breakdowns or failures, misconduct by the employees of such parties, or cyber-attacks, including ransomware and supply-chain compromises could have a material adverse effect on the Company, including in circumstances in which an affected third party is unable to deliver a product or service to the Company or results in lost or compromised information of the Company or its clients or customers.

Company customers are also sources of cybersecurity risk to the Company and its information assets, particularly when their activities and systems are beyond the Company’s own security and control systems. The Company provides information to its customers and other external parties concerning cybersecurity risks, including opportunities to reduce cybersecurity risk.

The security program is commensurate with the size and complexity of the Company. Risks from cybersecurity threats, including any previous cybersecurity events, have not materially affected the Company or its business strategy, results of operations or financial condition.

Cybersecurity Risk Management

The Company maintains an Information Security and Cybersecurity Program to support the management of cybersecurity risk as a component of the Company’s Enterprise Risk Management (“ERM”) framework. The information security and cybersecurity program is designed to manage risks relating to cybersecurity threats and leverages controls, best practices recommendations, and standards from the Federal Financial Institutions Examination Council (“FFIEC”), the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (CSF) 2.0, the ISO/IEC 27001 Security Framework, and standards set by relevant legal and regulatory authorities.

The Information Security Officer (“ISO”) oversees the Company's Information Security and Cybersecurity Program and leads the Information Security team. Reporting to the Chief Risk Officer (“CRO”) and Chief Information Officer (“CIO”), the ISO and his team are responsible for identifying, assessing and managing information security and cybersecurity risks, and for implementing and maintaining controls to prevent, detect and respond to cybersecurity threats and incidents, safeguarding the confidentiality, integrity and availability of the Company s information systems and data.

As part of the Information Security and Cybersecurity Program, the Company conducts periodic employee training to educate employees on information and cybersecurity risks and to reinforce security management practices and compliance with the Company's security policies and standards. Training is mandatory for all employees and is supplemented by testing initiatives, including periodic phishing tests.

The Company's policies and procedures concerning cybersecurity matters include processes to safeguard its information systems, monitor these systems, protect the confidentiality and integrity of its data, detect intrusions into its systems, and respond to cybersecurity incidents. Extensive technical controls are in place for identifying and managing cybersecurity risks and safeguarding Company information systems and information. The Company uses sophisticated industry-recognized monitoring and threat detection technologies that continuously monitor its information systems and provide threat detection alerts. The Company’s strategy for assessing, identifying, and managing cybersecurity risks and for evaluating the effectiveness of its cybersecurity program includes periodic risk assessments and testing of its systems, processes and procedures through audits, penetration testing, vulnerability scans, tabletop exercises, and other related exercises.

The Company has an incident response program designed to enable the Company to respond to cybersecurity incidents, coordinate as appropriate with law enforcement and other government agencies, notify clients and customers, as applicable, and recover from such incidents. In addition, the Company actively partners with appropriate government and law enforcement agencies and peer industry forums to participate in threat intelligence discussions and simulations to assist with understanding the full spectrum of cybersecurity risks and enhancing defenses and improving resiliency in the Company’s operating environment.

The Company engages third parties on a regular basis to assess, test, audit or assist with the implementation of risk management strategies, policies, and procedures to enhance the detection and management of cybersecurity risks. Cybersecurity risk management strategies include but are not limited to, consultants who assist with assessing risks, assessing systems alignment with the NIST Cybersecurity Framework and FFIEC standards, penetration testing, tabletop exercises and other regulatory agency requirements.

The Company maintains a process to evaluate and manage risks associated with third-party service providers. We conduct a full vendor due diligence review before engagement, review specific security measures in our contracts, and maintain continued monitoring during the engagement including yearly due diligence reviews.

Governance

The IT Committee and Audit Committee are the principal board committees that oversee the Company’s assessment and management of cybersecurity risk, including oversight of the implementation and maintenance of appropriate controls in support of the Company’s Information Security and Cybersecurity Program. Both the IT and Audit Committees are comprised of professionals with risk management and information technology expertise to manage any material risk from a cybersecurity threat standpoint.

The membership of the IT Committee includes members of the executive management team and directors of the Company. The CIO and ISO actively participate in all IT Committee meetings. The CIO has over 20 years of work experience in the development, operation and management of Information Technology at financial institutions. The ISO has over 10 years of work experience in building and overseeing cybersecurity programs at financial institutions. Both CIO and ISO have extensive experience and qualifications in various technology and information security disciplines, including relevant experience at the Company. Additionally, the Audit Committee has oversight of the management of cybersecurity risk via validation and review of IT and cybersecurity risk assessments and audits. The ISO provides reporting metrics on cybersecurity risks to the IT Committee, which meets at least four times a year. The IT and Audit Committees assist the Board of Directors in its oversight.

As part of its oversight of management’s implementation and maintenance of the Company’s risk management framework, the Company’s Board of Directors receives regular updates directly from both IT and Audit Committees concerning cybersecurity matters. These updates generally include information regarding cybersecurity and technology developments, the Company’s Information Security Program and recommended changes to that program, cybersecurity policies and practices, and ongoing initiatives to improve information security, as well as any significant cybersecurity incidents and the Company's efforts to address those incidents.

Notwithstanding the Company's efforts at cybersecurity, the Company cannot guarantee that those efforts will successfully prevent or mitigate a cybersecurity incident that could have a material adverse effect on it. To our knowledge, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see Item 1A. Risk Factors–Risks Related to Our Business.

Item 2. Properties.

We are headquartered in Los Angeles County, California. We have 14 branches in our Western Region with 12 branches in Southern California. We operate nine branches in Los Angeles County located in downtown Los Angeles, San Gabriel, Torrance, Rowland Heights, Monterey Park, Silver Lake, Arcadia, Cerritos, and Diamond Bar, one branch in Irvine, Orange County, California, two branches in Ventura County, California, in Westlake Village and in Oxnard. We also operate one branch in Las Vegas, Nevada, and one branch in Honolulu, Hawaii.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NASDAQ Global Select Market ("NASDAQ") under the symbol “RBB” on July 27, 2017. Prior to that, there was no public market for our common stock.

Shareholders

As of February 27, 2026, we had approximately 5,075 common stock shareholders of record, and the closing price of our common stock was $21.50 per share. The number of holders of record does not represent the actual number of beneficial owners of our common stock because securities dealers and others frequently hold shares in “street name” for the benefit of individual owners who have the right to vote shares.

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

Under the terms of our subordinated notes issued in March 2021, and the related subordinated note purchase agreements, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the subordinated notes. Additionally, under the terms of such notes, we are not permitted to declare or pay any dividends on our capital stock if we are not “well capitalized” for regulatory purposes immediately prior to the payment of such dividend. The terms of the debentures underlying our Trust Preferred Securities also prohibit us from paying dividends on our capital stock if we are in deferral of interest payments on those debentures. There have been no events of default under the terms of the subordinated notes as of December 31, 2025.

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

Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock from December 31, 2020 through December 31, 2025. The graph compares our common stock with the Russell 2000 Index and the SNL Bank $1B-$5B Index. The graph assumes an investment of $100.00 in our common stock and each index on December 31, 2020 and reinvestment of all quarterly dividends. Measurement points are December 31, 2020 and the last trading day of each year-end through December 31, 2025. There is no assurance that our common stock performance will continue in the future with the same or similar results as shown in the graph.

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
RBB Bancorp	$100.00	$174.37	$142.12	$135.84	$150.82	$157.42
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
KBW Nasdaq Regional Banking Index	100.00	136.64	127.17	126.67	143.39	152.71

Source: S&P Global Market Intelligence
© 2026

Unregistered Sales and Issuer Purchases of Equity Securities

On May 29, 2025, the Company announced a new stock repurchase program providing for the repurchase of up to $18.0 million of the Company's outstanding common stock. The stock repurchase program will expire on June 30, 2026 but may be discontinued or amended at any time.

The Company did not repurchase any shares of common stock during the fourth quarter of 2025. During the year ended December 31, 2025, the Company repurchased 746,949 shares of common stock at a weighted average share price of $18.55 per share as part of the Company's stock repurchase program.

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

A sensitivity analysis of our ACL was performed as of December 31, 2025. Based on this sensitivity analysis, a 25% increase in loan prepayment speeds would result in a $891,000, or 2.0%, decrease to the ACL. Conversely, a 25% decrease in loan prepayment speeds would result in a $1.1 million, or 2.5%, increase to the ACL. Additionally, a one percentage point increase in the forecasted unemployment rate would result in a $1.0 million, or 2.4%, increase to the ACL and a one percentage point decrease in the forecasted unemployment rate would result in a $943,000, or 2.1%, decrease to the ACL. Management reviews the results using the comparison scenario for sensitivity analysis and considered the results when evaluating the qualitative factor adjustments.

On a quarterly basis, we stress test the qualitative factors, which are lending policy, procedures & strategies, economic conditions, changes in nature and volume of the portfolio, credit & lending staff, problem loan trends, loan review results, collateral value, concentrations and regulatory and business environment by creating two scenarios, moderate risk and major risk. In the Moderate Stress scenario, the status of all nine risk factors across all pooled loan segments were set at “Moderate Risk.” In the Major Stress scenario, the status of all nine risk factors across all pooled loan segments were set at “Major Risk.” Under the Moderate Stress scenario, ACL increased by $11.0 million, or 24.8%, as of December 31, 2025. Under the Major Stress scenario, ACL increased by $31.2 million or 70.6% as of December 31, 2025.

Goodwill

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank acquisitions is not amortized but tested for impairment at least annually.

We perform goodwill impairment tests in accordance with ASC 350 “Intangibles-Goodwill and Other.” Fair value of goodwill is based on selection and weighting of valuation methods using management assumptions not limited to discounted cash flow (“DCF”), diversification, market position, customer dependence, access to capital markets, financial risk, growth, and earnings trends. Consideration of economic conditions is also an important part of the valuation process. Changes to assumptions, to selection and weighting in the valuation methods, and to economic conditions could result in goodwill impairment losses that negatively impact our earnings. As discussed more fully herein, we have not recognized any goodwill impairment.

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

Our significant accounting policies are described in greater detail in our 2025 audited financial statements included in Item 8. Financial Statements and Supplementary Data - Note 2—Basis of Presentation and Summary of Significant Accounting Policies, which are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

For the year ended December 31, 2025, we reported net earnings of $32.0 million, a 19.8% increase, compared to $26.7 million for the year ended December 31, 2024. This represented an increase of $5.3 million, or 19.8%, from the prior year due to a $12.9 million increase in net interest income and a $1.5 million increase in noninterest income, partially offset by increases of $501,000 in the provision for credit losses, $7.5 million in noninterest expenses, and $1.2 million in income tax expense. The increase in net interest income was attributed mostly to the decrease in the average rate paid on interest-bearing deposits and the increase in the average balance of total loans. Pre-tax pre-provision income totaled $52.5 million for the year ended December 31, 2025, a 15.3% increase compared to $45.5 million for the year ended December 31, 2024 (see Non-GAAP Financial Measures for a reconciliation of this amount). Diluted earnings per share was $1.83 for the year ended December 31, 2025, a 24.5% increase, compared to $1.47 for the year ended December 31, 2024.

At December 31, 2025, total assets were $4.2 billion, an increase of $215.8 million, or 5.4%, from December 31, 2024. The increase in total assets was primarily due to a $261.1 million, or 8.6%, increase in gross loans held for investment ("HFI") to $3.3 billion at December 31, 2025, and mostly funded by an increase of $266.6 million, or 8.6%, in total deposits to $3.4 billion at December 31, 2025. The increase in total deposits was primarily the result of an increase of $303.1 million in interest-bearing deposits, including an increase of $293.3 million in interest-bearing non-maturity deposits and $78.2 million in wholesale time deposits. Wholesale time deposits were raised to repay and refinance maturing FHLB advances, which decreased $70.0 million during 2025. The gross loan to deposit ratio was 99.0% at December 31, 2025, compared to 99.4% at December 31, 2024.

The allowance for loan losses ("ALL") was $43.9 million at December 31, 2025, reflecting a decrease of $3.8 million from $47.7 million at December 31, 2024. During 2025, the provision for loan losses totaled $10.6 million compared to $9.8 million for 2024. The increase in the 2025 provision for loan losses was due to loan growth and the level of net charge-offs. The ALL as a percentage of loans HFI outstanding was 1.32% and 1.56% as of December 31, 2025 and December 31, 2024.

Shareholders’ equity increased $15.5 million, or 3.1%, to $523.4 million as of December 31, 2025, from $507.9 million at December 31, 2024. The increase during 2025 was primarily due to net income of $31.9 million, lower unrealized losses on available for sale ("AFS") securities, net of taxes, of $6.9 million, and equity compensation activity of $1.9 million, partially offset by common stock repurchases of $14.0 million and common stock cash dividends paid of $11.3 million. As a result, book value per share increased 7.1% to $30.69 from $28.66 and tangible book value per share increased 7.8% to $26.42 from $24.51. See Non-GAAP Financial Measures for a reconciliation of these measures to their most comparable GAAP measures.

Our capital ratios under the Basel III capital framework regulatory standards remain well capitalized. As of December 31, 2025, Bancorp’s Tier 1 leverage capital ratio was 11.60%, common equity Tier 1 ratio was 17.49%, Tier 1 risk-based capital ratio totaled 18.06%, and total risk-based capital ratio was 23.83%. As of December 31, 2024, Bancorp’s Tier 1 leverage capital ratio was 11.92%, common equity Tier 1 ratio was 17.94%, Tier 1 risk-based capital ratio totaled 18.52%, and total risk-based capital ratio was 24.49%.

ANALYSIS OF THE RESULTS OF OPERATIONS

Financial Performance

	Year Ended December 31,
	2025	2024	2023
	(dollars in thousands, except per share data)
Interest income	$221,126	$216,661	$221,148
Interest expense	108,844	117,297	101,862
Net interest income	112,282	99,364	119,286
Provision for credit losses	10,358	9,857	3,362
Net interest income after provision for credit losses	101,924	89,507	115,924
Noninterest income	16,873	15,335	15,018
Noninterest expense	76,663	69,163	70,696
Income before income taxes	42,134	35,679	60,246
Income tax expense	10,186	9,014	17,781
Net income	$31,948	$26,665	$42,465

Pre-tax pre-provision income(1)	$52,492	$45,536	$63,608

Share Data
Earnings per common share(2)
Basic	$1.83	$1.47	$2.24
Diluted	1.83	1.47	2.24
Performance Ratios
Return on average assets	0.78%	0.68%	1.06%
Return on average shareholders’ equity	6.21%	5.21%	8.48%
Return on average tangible common equity (1)	7.24%	6.09%	9.97%
Efficiency ratio(3)	59.36%	60.30%	52.64%
Tangible common equity to tangible assets (1)	10.90%	11.08%	11.06%
Tangible book value per share (1)	$26.42	$24.51	$23.48

(1)	Non-GAAP financial measure. See “Non-GAAP Financial Measures” for a reconciliation of this measure to its most comparable GAAP measure.
(2)	Earnings per share are calculated utilizing the two-class method. Basic earnings per share are calculated by dividing earnings to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are calculated by dividing earnings by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options using the treasury stock method.
(3)	Ratio calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income.

Management's Discussion and Analysis of Financial Condition and Results of Operations generally includes tables with 3-year financial performance, accompanied by narrative for the years ended December 31, 2025 and 2024. For further discussion of financial results for the years ended December 31, 2024 and 2023, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 17, 2025.

Results of Operations—Comparison of Results of Operations for the Years Ended December 31, 2025 to December 31, 2024

Net Interest Income/Average Balance Sheet

In 2025, we generated fully-taxable equivalent net interest income of $112.4 million, an increase of $12.9 million, or 13.0%, from $99.5 million in 2024. This increase was due to an $8.5 million decrease in interest expense and a $4.5 million increase in interest income. The increase in interest income was mostly due to higher interest and fee income on total loans of $9.3 million and securities of $2.7 million, partially offset by lower interest income on cash balances of $7.6 million. The increase in loan interest income was mostly due to a higher average total loan balance of $157.3 million, while the average loan yield remained relatively unchanged. The decrease in interest income from cash balances was attributed to a decrease in the overnight Fed Funds rate and the impact of lower average cash balances as excess liquidity was deployed to the loans and securities portfolios. The decrease in interest expense was mostly due to a 64 basis point decrease in total average interest-bearing deposit costs, partially offset by the impact of higher average interest-bearing deposits of $134.8 million in 2025 compared to 2024. The average overnight Federal Funds Rate was 4.21% for the year ended December 31, 2025, compared to 5.15% for the year ended December 31, 2024.

Our net interest margin ("NIM") was 2.95% for the year ended December 31, 2025, an increase of 25 basis points from 2.70% for the year ended December 31, 2024. The increase was due to a 38 basis point decrease in the overall cost of funds, partially offset by an 8 basis point decrease in the yield on average interest-earning assets. The yield on average interest-earning assets decreased to 5.80% for the year ended December 31, 2025, compared to the prior year due mainly to a 92 basis point decrease in the yield on average cash and cash equivalents to 4.61% and an 18 basis point decrease in the yield on our securities portfolio as short term market rates decreased, partially offset by the impact of the change in the mix of interest-earning assets. Average total loan balances increased $157.3 million year over year and average loans represented 84% of average interest-earning assets during 2025 compared to 83% during 2024. We maintained the overall loan yield at 6.06% for the year ended  December 31, 2025, compared to the prior year.

The overall cost of funds decreased to 3.11% for the year ended December 31, 2025, from 3.49% for the year ended December 31, 2024, due to a lower average cost of interest-bearing deposits in response to lower average market interest rates. The overall funding mix for December 31, 2025, remained relatively unchanged from the prior year with a ratio of average noninterest-bearing deposits to average total funding sources of 15%.

Interest Income. Total fully taxable equivalent interest income was $221.2 million in 2025 compared to $216.8 million in 2024. The $4.5 million, or 2.1%, increase was driven by a 3.6% increase in average earnings assets offset by an 8 basis point decrease in the overall yield of such assets as average short-term market rates decreased 94 basis points year over year.

Interest and fees on total loans was $193.8 million in 2025 compared to $184.6 million in 2024. The $9.3 million, or 5.0%, increase was due to loan growth in 2025 as average loans increased $157.3 million, or 5.2%, year over year and the loan yield was relatively unchanged at 6.06% and 6.07% for 2025 and 2024.

Tax equivalent interest income from our securities portfolio increased $2.7 million, or 19.0%, to $17.2 million in 2025. The increase was primarily due to the impact of a $79.7 million, or 24.2%, increase in the average balance of securities, partially offset by an 18 basis point decrease in the tax equivalent yield due to decreases in market interest rates.

Interest income on our cash and cash equivalents decreased $7.6 million, or 46.0%, to $8.9 million in 2025. The decrease was primarily due to a $104.7 million decrease in the average balance of cash and cash equivalents combined with a 92 basis point decrease in the yield. The decrease in average cash balances was offset by increases in average loan and securities balances as excess liquidity was deployed into these higher yielding assets.

Interest Expense. Interest expense on total interest-bearing liabilities decreased $8.5 million, or 7.2%, to $108.8 million in 2025 primarily due to a 47 basis point decrease in the average rate on these total interest-bearing liabilities, while the average balance of total interest-bearing liabilities increased $135.4 million to fund loan growth.

Our average cost of total deposits was 3.04% for 2025 compared to 3.54% for 2024. The decrease was due to a 64 basis point decrease in the average rate paid on interest-bearing deposits due to decreases in market interest rates and competition for such deposits.

Interest expense on interest-bearing deposits decreased to $97.1 million in 2025 compared to $108.4 million in 2024. The $11.3 million, or 10.4%, decrease was primarily due to a 64 basis point decrease in the average rate paid on average interest-bearing deposits, partially offset by a $134.8 million increase in the average balance of interest-bearing deposits. Average noninterest-bearing deposits totaled $529.7 million, and represented 17% of total average deposits in 2025 compared to $531.5 million, or 17% of total average deposits, in 2024.

Average Balance Sheet, Interest and Yield/Rate Analysis

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact on net interest income and net interest margin. The net interest spread is the yield on average interest earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2025, 2024, and 2023. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income by affecting changes in the mix of interest-earning assets and interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to the level of interest-earning assets, and through the growth and maturity of earning assets. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity Management and Item 7A. Quantitative and Qualitative Disclosures About Market Risk included herein.

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

	Year Ended December 31,
	2025			2024			2023
	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
Interest-earning assets:	(dollars in thousands)
Cash and cash equivalents (1)	$192,642	$8,885	4.61%	$297,331	$16,449	5.53%	$216,851	$11,731	5.41%
FHLB Stock	15,000	1,312	8.75%	15,000	1,314	8.76%	15,000	1,125	7.50%
Securities:
Available for sale (2)	404,929	17,006	4.20%	324,644	14,242	4.39%	331,357	13,928	4.20%
Held to maturity (2)	4,643	172	3.70%	5,200	188	3.62%	5,509	198	3.59%
Total loans (3)	3,198,619	193,849	6.06%	3,041,337	184,567	6.07%	3,205,625	194,264	6.06%
Total interest-earning assets	3,815,833	$221,224	5.80%	3,683,512	$216,760	5.88%	3,774,342	$221,246	5.86%
Total noninterest-earning assets	258,550			243,258			246,980
Total average assets	$4,074,383			$3,926,770			$4,021,322

Interest-bearing liabilities:
NOW	$69,003	$1,551	2.25%	$56,158	$1,105	1.97%	$58,191	$725	1.25%
Money market	491,048	15,247	3.10%	436,925	15,231	3.49%	429,102	10,565	2.46%
Savings deposits	156,728	2,227	1.42%	162,243	2,959	1.82%	126,062	915	0.73%
Time deposits, $250,000 and under	1,020,451	40,053	3.93%	1,074,291	50,059	4.66%	1,146,513	47,150	4.11%
Time deposits, greater than $250,000	930,325	38,021	4.09%	803,187	39,027	4.86%	742,839	29,687	4.00%
Total interest-bearing deposits	2,667,555	97,099	3.64%	2,532,804	108,381	4.28%	2,502,707	89,042	3.56%
FHLB advances	162,767	5,221	3.21%	162,705	2,217	1.36%	172,219	2,869	1.67%
Long-term debt	119,706	5,182	4.33%	119,324	5,182	4.34%	169,182	8,477	5.01%
Subordinated debentures	15,257	1,342	8.80%	15,039	1,517	10.09%	14,821	1,474	9.95%
Total borrowings	297,730	11,745	3.94%	297,068	8,916	3.00%	356,222	12,820	3.60%
Total interest-bearing liabilities	2,965,285	108,844	3.67%	2,829,872	117,297	4.14%	2,858,929	101,862	3.56%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	529,651			531,458			602,291
Other noninterest-bearing liabilities	64,927			53,970			59,562
Total noninterest-bearing liabilities	594,578			585,428			661,853
Shareholders' equity	514,520			511,470			500,540
Total liabilities and shareholders' equity	$4,074,383			$3,926,770			$4,021,322
Net interest income / interest rate spreads		$112,380	2.13%		$99,463	1.74%		$119,384	2.30%
Net interest margin			2.95%			2.70%			3.16%

Total cost of deposits	$3,197,206	$97,099	3.04%	$3,064,262	$108,381	3.54%	$3,104,998	$89,042	2.87%
Total cost of funds	$3,494,936	$108,844	3.11%	$3,361,330	$117,297	3.49%	$3,461,220	$101,862	2.94%

(1)	Includes income and average balances for interest-earning time deposits.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Includes average loans held for sale of $639,000, $1.6 million and $627,000 for the years ended December 31, 2025, 2024, and 2023. Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and amortization of net deferred loan origination fees and costs accounted for as yield adjustments.

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

	Year Ended December 31, 2025 Compared with Year Ended December 31, 2024			Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

	Change due to:			Change due to:
	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance
Interest-earning assets:	(dollars in thousands)
Cash and cash equivalents (1)	$(5,137)	$(2,427)	$(7,564)	$4,452	$266	$4,718
FHLB Stock	—	(2)	(2)	—	189	189
Securities:
Available for sale (2)	3,402	(638)	2,764	(293)	607	314
Held to maturity (2)	(20)	4	(16)	(12)	2	(10)
Total loans (3)	9,585	(303)	9,282	(10,016)	319	(9,697)
Total interest-earning assets	$7,830	$(3,366)	$4,464	$(5,869)	$1,383	$(4,486)

Interest-bearing liabilities
NOW	$275	$171	$446	$(26)	$406	$380
Money market	1,800	(1,784)	16	194	4,472	4,666
Saving deposits	(98)	(634)	(732)	329	1,715	2,044
Time deposits, less than $250,000	(2,425)	(7,581)	(10,006)	(3,105)	6,014	2,909
Time deposits, $250,000 and over	5,679	(6,685)	(1,006)	2,562	6,778	9,340
Total interest-bearing deposits	5,231	(16,513)	(11,282)	(46)	19,385	19,339
FHLB advances	1	3,003	3,004	(150)	(502)	(652)
Long-term debt	14	(14)	—	(2,266)	(1,029)	(3,295)
Subordinated debentures	22	(197)	(175)	22	21	43
Total interest-bearing liabilities	5,268	(13,721)	(8,453)	(2,440)	17,875	15,435
Changes in net interest income	$2,562	$10,355	$12,917	$(3,429)	$(16,492)	$(19,921)

(1)	Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Includes average balances of loans held for sale of $639,000, $1.6 million and $627,000 for the years ended December 31, 2025, 2024, and 2023. Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and amortization of net deferred loan origination fees and costs accounted for as yield adjustments.

Provision for Credit Losses

The provision for credit losses totaled $10.4 million for the year ended December 31, 2025, compared to a $9.9 million provision for credit losses for the year ended December 31, 2024. The 2025 provision for credit losses reflected a provision for loan losses of $10.6 million and a negative provision for unfunded commitments of $245,000. The 2024 provision for credit losses reflected a provision for loan losses of $9.8 million and a provision for unfunded commitments of $89,000. The 2025 provision for loan losses was due to loan growth of 8.6% in 2025 and the resolution of certain nonperforming assets resulting in charge-offs during the year. The provision also took into consideration factors such as changes in the outlook for economic conditions and market interest rates, and changes in credit quality metrics. Net charge-offs totaled $14.4 million, or 0.45% of average loans, for the year ended December 31, 2025, compared to $3.9 million, or 0.13% of average loans, for the year ended December 31, 2024.

Noninterest Income

The following table presents the major components of noninterest income for the years indicated:

	Year Ended December 31,			2025 vs. 2024 Increase (Decrease)		2024 vs. 2023 Increase (Decrease)
	2025	2024	2023	$	%	$	%
Noninterest income:	(dollars in thousands)
Service charges and fees	$4,187	$4,115	$4,172	$72	1.7%	$(57)	(1.4)%
Loan servicing income, net of amortization	2,249	2,265	2,576	(16)	(0.7)%	(311)	(12.1)%
Increase in cash surrender value of BOLI	1,676	1,577	1,409	99	6.3%	168	11.9%
Gain on sale of loans	1,156	1,586	374	(430)	(27.1)%	1,212	324.1%
Gain on OREO	—	1,016	133	(1,016)	(100.0)%	883	663.9%
Other income	7,605	4,776	6,354	2,829	59.2%	(1,578)	(24.8)%
Total noninterest income	$16,873	$15,335	$15,018	$1,538	10.0%	$317	2.1%

Noninterest income increased $1.5 million to $16.9 million for 2025, compared to $15.3 million for 2024. The increase was mainly due to a $2.8 million increase in other income, offset by lower gain on OREO of $1.0 million and lower gain on sale of loans of $430,000. The increase in other income included the receipt of our Employee Retention Credit ("ERC") refund of $5.2 million (pre-tax) with no similar income in 2024, offset by lower recoveries of fully charged-off loans of $2.5 million. The recoveries of fully charged-off loans primarily relate to a relationship from a prior whole bank acquisition, and totaled $365,000 in 2025 and $2.9 million in 2024. The gain on sale of loans detail is presented below.

Loan servicing income, net of amortization. Loan servicing income, net of amortization, decreased by $16,000 to $2.3 million for 2025 compared to 2024. Loan servicing income, net of amortization, for SFR mortgage loans decreased due to a lower average balance of mortgage loans serviced for others in 2025 compared to 2024, while servicing income for SBA loans increased due to lower amortization of servicing assets due to lower prepayments in 2025. The following table presents information on loan servicing income for the years indicated:

	Year Ended December 31,			2025 vs. 2024 Increase (Decrease)		2024 vs. 2023 Increase (Decrease)
	2025	2024	2023	$	%	$	%
Loan servicing income, net of amortization:	(dollars in thousands)
Single-family residential mortgage loans	$1,538	$1,699	$2,119	$(161)	(9.5)%	$(420)	(19.8)%
SBA loans	711	566	457	145	25.6%	109	23.9%
Total	$2,249	$2,265	$2,576	$(16)	(0.7)%	$(311)	(12.1)%

As of December 31, 2025, we were servicing SFR mortgage loans for other financial institutions, FHLMC, and FNMA, and SBA loans where we have sold the guaranteed portion in the secondary market. The following table presents the total loans being serviced for others as of the dates indicated:

	As of December 31,			2025 vs. 2024 Increase (Decrease)		2024 vs. 2023 Increase (Decrease)
	2025	2024	2023	$	%	$	%
Loans serviced	(dollars in thousands)
Single-family residential mortgage loans	$833,704	$922,183	$1,014,017	$(88,479)	(9.6)%	$(91,834)	(9.1)%
SBA loans	90,364	92,678	100,336	(2,314)	(2.5)%	(7,658)	(7.6)%
Commercial real estate loans	2,420	3,761	3,813	(1,341)	(35.7)%	(52)	(1.4)%
Construction loans	9,018	7,315	4,710	1,703	23.3%	2,605	55.3%
Total	$935,506	$1,025,937	$1,122,876	$(90,431)	(8.8)%	$(96,939)	(8.6)%

The decline in the respective servicing portfolios reflects the repayment of underlying loans, which exceeds the additions from loans being sold with servicing retained during 2025 and 2024.

Gain on sale of loans. Gains on sale of loans are comprised primarily of gains on sale of SFR mortgage loans and SBA loans. Gains on sale of loans totaled $1.2 million in 2025, compared to $1.6 million in 2024. The $430,000 decrease was primarily due to a decrease in the volume and margins of SBA loans sold in 2025 compared to 2024.

The following table presents information on loans sold and the net gain (loss) on the sale of such loans for the years indicated:

	Year Ended December 31,			2025 vs. 2024 Increase (Decrease)		2024 vs. 2023 Increase (Decrease)
	2025	2024	2023	$	%	$	%
Loans sold:	(dollars in thousands)
SBA	$10,792	$13,830	$4,164	$(3,038)	(22.0)%	$9,666	232.1%
Single-family residential mortgage (1)	58,060	47,658	34,060	10,402	21.8%	13,598	39.9%
Other(2)	4,579	—	—	4,579	100.0%	—	–%
	$73,431	$61,488	$38,224	$11,943	19.4%	$23,264	60.9%
Gain (loss) on sale of loans:
SBA	$493	$768	$262	$(275)	(35.8)%	$506	193.1%
Single-family residential mortgage	746	818	112	(72)	(8.8)%	706	630.4%
Other(2)	(83)	—	—	(83)	100.0%	—	–%
	$1,156	$1,586	$374	$(430)	(27.1)%	$1,212	324.1%

(1)	SFR mortgage loans sold with servicing rights retained were $6.1 million, $24.1 million, and $13.3 million for the years ended December 31, 2025, 2024, and 2023.
(2)	Other loans sold during the year ended December 31, 2025, were nonperforming loans HFS at December 31, 2024.

Noninterest Expense

The following table presents the major components of our noninterest expense for the years indicated:

	Year Ended December 31,			2025 vs. 2024 Increase (Decrease)		2024 vs. 2023 Increase (Decrease)
	2025	2024	2023	$	%	$	%
Noninterest expense:	(dollars in thousands)
Salaries and employee benefits	$43,056	$39,395	$37,795	$3,661	9.3%	$1,600	4.2%
Occupancy and equipment expenses	9,644	9,803	9,629	(159)	(1.6)%	174	1.8%
Data processing	6,870	5,857	5,326	1,013	17.3%	531	10.0%
Legal and professional	7,470	4,453	8,198	3,017	67.8%	(3,745)	(45.7)%
Office expenses	1,734	1,455	1,512	279	19.2%	(57)	(3.8)%
Marketing and business promotion	863	864	1,132	(1)	(0.1)%	(268)	(23.7)%
Insurance and regulatory assessments	2,924	3,298	3,165	(374)	(11.3)%	133	4.2%
Core deposit premium amortization	672	784	923	(112)	(14.3)%	(139)	(15.1)%
Other expenses	3,430	3,254	3,016	176	5.4%	238	7.9%
Total noninterest expense	$76,663	$69,163	$70,696	$7,500	10.8%	$(1,533)	(2.2)%

Noninterest expense totaled $76.7 million in 2025, an increase of $7.5 million, from $69.2 million in 2024. The increase in noninterest expense was primarily due to increases in salaries and employee benefits expense of $3.7 million, legal and professional fees of $3.0 million, of which $1.2 million related to the ERC advisory costs, and data processing expenses of $1.0 million. The increase in salaries and employee benefits expense was due to the impact of raises, higher incentives due to higher production, higher health insurance premiums, and executive management transition costs. The efficiency ratio was 59.36% in 2025, compared to 60.30% in 2024.

Income Tax Expense

Income tax expense was $10.2 million in 2025 compared to $9.0 million in 2024, an increase of $1.2 million, or 13.0%, due to higher pre-tax earnings, partially offset by a lower effective tax rate in 2025. The effective tax rate was 24.2% for 2025 and 25.3% for 2024. The decrease in the effective tax rate for 2025 compared to the prior year was due largely to a change in California tax law (Senate Bill 132), which changes the way banks and financial institutions apportion income for California tax purposes. Senate Bill 132, in addition to other state tax planning strategies, reduced our effective tax rate for 2025. Our effective tax rate for 2025 and 2024 also benefitted from the impact of purchased tax credits.

ANALYSIS OF FINANCIAL CONDITION

At December 31, 2025, total assets were $4.2 billion, a $215.8 million, or 5.4%, increase compared to December 31, 2024. The increase was driven by a $261.1 million, or 8.6%, increase in loans held for investment, partially offset by a decrease of $45.4 million in cash and cash equivalents and investment securities of $14.0 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $45.4 million, or 17.6%, to $212.3 million as of December 31, 2025, as compared to $257.7 million at December 31, 2024. This decrease in cash and cash equivalents was comprised of $260.2 million used in net investing activities, $43.4 million provided by operating activities, and $171.4 million provided by financing activities. Net investing activities included loan disbursements, net of repayments, of $343.8 million, offset by proceeds from sales of loans originally classified as HFI of $57.3 million and a net decrease in AFS securities of $25.5 million. Net financing activities included deposit growth of $266.5 million offset by a net decrease in FHLB advances of $70.0 million.

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

	December 31, 2025		December 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value	(dollars in thousands)
Government agency securities	$22,705	5.5%	$21,042	4.9%	$8,161	2.5%
SBA agency securities	21,180	5.1%	26,764	6.3%	13,217	4.1%
Mortgage-backed securities: residential	87,178	21.2%	55,677	13.1%	34,652	10.7%
Mortgage-backed securities: commercial	4,977	1.2%	—	0.0%	—	0.0%
Collateralized mortgage obligations: residential	112,495	27.3%	105,476	24.8%	82,327	25.3%
Collateralized mortgage obligations: commercial	100,777	24.6%	91,656	21.5%	67,299	20.8%
Commercial paper	19,948	4.9%	78,685	18.5%	73,105	22.6%
Corporate debt securities (1)	28,429	6.9%	31,815	7.5%	30,691	9.5%
Municipal tax-exempt securities	9,515	2.3%	9,075	2.2%	9,509	2.8%
Total securities, available for sale, at fair value	$407,204	99.0%	$420,190	98.8%	$318,961	98.3%
Securities, held to maturity, at amortized cost
Municipal taxable securities	$—	0.0%	$500	0.1%	$501	0.2%
Municipal tax-exempt securities	4,184	1.0%	4,691	1.1%	4,708	1.5%
Total securities, held to maturity, at amortized cost	4,184	1.0%	5,191	1.2%	5,209	1.7%
Total securities	$411,388	100.0%	$425,381	100.0%	$324,170	100.0%

(1)	Comprised of corporate debt securities and individual financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM as of the dates indicated:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2025	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$22,850	$34	$(179)	$22,705
SBA agency securities	21,326	90	(236)	21,180
Mortgage-backed securities: residential	91,049	634	(4,505)	87,178
Mortgage-backed securities: commercial	5,010	—	(33)	4,977
Collateralized mortgage obligations: residential	120,475	760	(8,740)	112,495
Collateralized mortgage obligations: commercial	102,755	183	(2,161)	100,777
Commercial paper	19,948	—	—	19,948
Corporate debt securities	30,165	75	(1,811)	28,429
Municipal tax-exempt securities	12,567	—	(3,052)	9,515
	$426,145	$1,776	$(20,717)	$407,204
Held to maturity
Municipal tax-exempt securities	$4,184	$—	$(81)	$4,103
	$4,184	$—	$(81)	$4,103
December 31, 2024
Available for sale	(dollars in thousands)
Government agency securities	$21,592	$—	$(550)	$21,042
SBA securities	27,231	—	(467)	26,764
Mortgage-backed securities: residential	62,351	—	(6,674)	55,677
Collateralized mortgage obligations: residential	117,936	178	(12,638)	105,476
Collateralized mortgage obligations: commercial	94,284	175	(2,803)	91,656
Commercial paper	78,687	1	(3)	78,685
Corporate debt securities	34,733	43	(2,961)	31,815
Municipal tax-exempt securities	12,602	—	(3,527)	9,075
	$449,416	$397	$(29,623)	$420,190
Held to maturity
Municipal taxable securities	$500	$1	$—	$501
Municipal tax-exempt securities	4,691	—	(244)	4,447
	$5,191	$1	$(244)	$4,948

The weighted-average life on the total investment portfolio at December 31, 2025, was 4.9 years compared to a weighted-average life of 5.0 years at December 31, 2024. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, weighted by the dollar amounts of the principal pay-downs.

Approximately 33.0% of the securities in the total investment portfolio at December 31, 2025, were issued by the U.S. government or U.S. government-sponsored agencies and enterprises, which have the implied guarantee of payment of principal and interest. As of December 31, 2025, no U.S. government agency bonds are callable.

The table below shows our investment securities’ fair value and weighted average yields by maturity in the following maturity groupings as of December 31, 2025. Weighted-average yields are calculations representing income within each maturity range based on the amortized cost of securities. The fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted
	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield
December 31, 2025	(dollars in thousands)
Government agency securities	$65	2.15%	$22,640	4.29%	$—	—%	$—	—%	$22,705	4.29%
SBA securities	—	—%	6,456	4.33%	14,724	5.12%	—	—%	21,180	4.88%
Mortgage-backed securities: residential	—	—%	26,537	3.97%	60,641	3.66%	—	—%	87,178	3.75%
Mortgage-backed securities: commercial	—	—%	4,977	4.48%	—	—%	—	—%	4,977	4.48%
Collateralized mortgage obligations: residential	6,248	5.28%	68,100	4.49%	38,147	1.81%	—	—%	112,495	3.51%
Collateralized mortgage obligations: commercial	6,591	4.26%	51,365	4.43%	42,821	4.36%	—	—%	100,777	4.39%
Commercial paper	19,948	4.67%	—	—%	—	—%	—	—%	19,948	4.67%
Corporate debt securities	4,006	3.21%	8,733	3.43%	13,756	3.56%	1,934	2.89%	28,429	3.42%
Municipal tax-exempt securities	—	—%	—	—%	921	1.53%	8,594	2.11%	9,515	2.06%
Total available for sale	$36,858	4.54%	$188,808	4.32%	$171,010	3.47%	$10,528	2.25%	$407,204	3.90%

Municipal tax-exempt securities	$—	—%	$857	3.47%	$2,742	3.61%	$504	3.15%	$4,103	3.53%
Total held to maturity	$—	—%	$857	3.47%	$2,742	3.61%	$504	3.15%	$4,103	3.53%

The tables below show our investment securities’ gross unrealized losses and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025, and December 31, 2024. The unrealized losses on these securities were primarily attributed to changes in interest rates. These securities have fluctuated in value since their purchase dates as market interest rates have fluctuated. The issuers of these securities have not evidenced any cause for default on these securities. We have the ability and the intention to hold these securities until their fair values recover to cost or maturity. As such, management does not deem these securities to be impaired under the current expected credit loss model. A summary of our analysis of these securities and the unrealized losses is described more fully in Item 8. Financial Statements and Supplementary Data - Note 3 — Investment Securities in the notes to the consolidated financial statements included in this Annual Report.

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2025	(dollars in thousands)
Government agency securities	$1,749	$(6)	$6,572	$(173)	$8,321	$(179)
SBA securities	7,654	(93)	2,962	(143)	10,616	(236)
Mortgage-backed securities: residential	14,196	(91)	27,573	(4,414)	41,769	(4,505)
Mortgage-backed securities: commercial	4,977	(33)	—	—	4,977	(33)
Collateralized mortgage obligations: residential	3,130	(1)	53,195	(8,739)	56,325	(8,740)
Collateralized mortgage obligations: commercial	13,947	(31)	49,366	(2,130)	63,313	(2,161)
Corporate debt securities	—	—	22,577	(1,811)	22,577	(1,811)
Municipal tax-exempt securities	—	—	9,515	(3,052)	9,515	(3,052)
Total available for sale	$45,653	$(255)	$171,760	$(20,462)	$217,413	$(20,717)

Municipal tax-exempt securities	$—	$—	$3,663	$(81)	$3,663	$(81)
Total held to maturity	$—	$—	$3,663	$(81)	$3,663	$(81)

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2024	(dollars in thousands)
Government sponsored agencies	$14,620	$(219)	$6,422	$(331)	$21,042	$(550)
SBA securities	24,971	(273)	1,793	(194)	26,764	(467)
Mortgage-backed securities: residential	25,479	(578)	30,198	(6,096)	55,677	(6,674)
Collateralized mortgage obligations: residential	36,166	(649)	55,255	(11,989)	91,421	(12,638)
Collateralized mortgage obligations: commercial	35,753	(367)	30,114	(2,436)	65,867	(2,803)
Commercial paper	48,874	(3)	—	—	48,874	(3)
Corporate debt securities	—	—	26,035	(2,961)	26,035	(2,961)
Municipal tax-exempt securities	—	—	9,075	(3,527)	9,075	(3,527)
Total available for sale	$185,863	$(2,089)	$158,892	$(27,534)	$344,755	$(29,623)

Municipal tax-exempt securities	$—	$—	$4,447	$(244)	$4,447	$(244)
Total held to maturity	$—	$—	$4,447	$(244)	$4,447	$(244)

We monitor our securities portfolio to ensure all of our investments have adequate credit support and we consider the lowest credit rating for identification of potential credit impairment. As of December 31, 2025 and 2024, we determined there was no credit impairment and accordingly there was no ACL on the HTM securities portfolio as of these dates. In addition, we did not have the current intent to sell securities with a fair value below amortized cost at December 31, 2025, and it is more likely than not that we will not be required to sell such securities prior to the recovery of their amortized cost basis. As of December 31, 2025, all of our investment securities in an unrealized loss position received an investment grade credit rating. The overall net unrealized losses in our securities portfolio were attributable to a combination of changes in interest rates and market conditions.

Loans

The loan portfolio is the largest category of our earning assets, which is almost entirely held for investment as of December 31, 2025. Loans HFI totaled $3.3 billion, an increase of $261.1 million, or 8.6%, as compared to $3.1 billion at December 31, 2024. Loans HFS totaled $2.1 million at December 31, 2025, compared to $11.3 million at December 31, 2024. The increase in loans HFI was primarily due to increases in SFR mortgage loans of $161.4 million, CRE loans of $101.6 million, C&I loans of $10.5 million, and SBA loans of $8.7 million, partially offset by decreases in C&D loans of $17.8 million and other loans of $3.3 million. The 2025 loan activity included $712.7 million in new originations and $135.9 million in advances on existing loans, offset by payoffs/paydowns of $499.6 million, loan sales of $74.0 million, and charge-offs of $14.7 million. SFR mortgage loans represent approximately 50.0% of our total loans as of December 31, 2025, compared to 48.9% as of the end of 2024.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of the dates indicated:

	As of December 31,
	2025		2024		2023		2022		2021
	$	%	$	%	$	%	$	%	$	%
Loans HFI:(1)	(dollars in thousands)
Single-family residential mortgages	$1,655,382	50.0%	$1,494,022	48.9%	$1,487,796	49.1%	$1,464,108	43.9%	$1,004,576	34.3%
Commercial real estate (2)	1,303,019	39.3%	1,201,420	39.3%	1,167,857	38.5%	1,312,132	39.3%	1,247,999	42.6%
Construction and land development	155,464	4.7%	173,290	5.7%	181,469	6.0%	276,876	8.3%	303,144	10.3%
Commercial and industrial	140,061	4.2%	129,585	4.2%	130,096	4.3%	201,223	6.0%	268,709	9.2%
SBA	55,978	1.7%	47,263	1.5%	52,074	1.7%	61,411	1.8%	76,136	2.6%
Other loans	4,397	0.1%	7,650	0.4%	12,569	0.4%	20,699	0.7%	30,786	1.0%
Total loans HFI	3,314,301	100.0%	3,053,230	100.0%	3,031,861	100.0%	3,336,449	100.0%	2,931,350	100.0%
Allowance for loan losses	(43,888)		(47,729)		(41,903)		(41,076)		(32,912)
Total loans HFI, net	$3,270,413		$3,005,501		$2,989,958		$3,295,373		$2,898,438

(1)	Net of premiums (discounts) on acquired loans and deferred (fees) and costs.
(2)	Includes non-farm and non-residential real estate loans, multi-family residential and SFR loans originated for a business purpose.

The following table presents the geographic locations of loans in our loan portfolio, by loan class, as of the date indicated:

	As of December 31, 2025
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and Industrial	SBA	Other	Total loans HFI
	$	$	$	$	$	$	$	%
Loans HFI:	(dollars in thousands)
California	$759,828	$931,499	$98,548	$119,622	$40,629	$166	$1,950,292	58.8%
New York	733,043	173,592	56,916	806	3,758	657	968,772	29.2%
Illinois	53,769	10,182	—	858	—	—	64,809	2.0%
Nevada	19,747	30,486	—	3,693	2,117	—	56,043	1.7%
New Jersey	42,658	4,625	—	65	705	17	48,070	1.5%
Hawaii	12,890	—	—	58	—	—	12,948	0.4%
Other	33,447	152,635	—	14,959	8,769	3,557	213,367	6.4%
Total loans	$1,655,382	$1,303,019	$155,464	$140,061	$55,978	$4,397	$3,314,301	100.0%

The majority of our loan portfolio is based on collateral or businesses in California and New York, which represent approximately 88.0% of our loan portfolio. Loans secured by collateral in other states represented approximately 12.0% of our portfolio and the majority of these loans are secured by real estate with a weighted average LTV of 55.7% at December 31, 2025.

SFR Loans. SFR mortgage loans HFI totaled $1.66 billion, or 50.0% of the loan portfolio, as of December 31, 2025, and increased $161.4 million, or 10.8%, during 2025 due to higher originations relative to payoffs, paydowns and sales. As of December 31, 2025, the weighted-average LTV of the portfolio was 54%, the weighted average FICO score was 763, and the average age was 3.5 years.

We originate qualified SFR mortgage loans and non-qualified, alternative documentation SFR mortgage loans through wholesale channels and retail channels, including our branch network, to accommodate the needs of the Asian-centric market. The qualified SFR mortgage loans are 15-year and 30-year conforming mortgages and may be sold directly to FNMA and FHLMC. We originate non-qualified SFR mortgage loans both to sell and hold for investment. In addition, our SFR mortgage lending unit originates mortgage warehouse lines of credit to certain correspondent banks. These loans are included in our C&I loans and totaled $2.8 million as of December 31, 2025. There were no such loans at December 31, 2024.

During 2025, we originated $413.7 million of SFR mortgage loans including $202.8 million through our retail channel and $210.9 million through our wholesale channels. These amounts included $6.2 million in FNMA loans, all of which were sold to FNMA. In addition, we also sold $51.9 million of SFR mortgage loans during 2025 to other third parties.

For SFR mortgage loans sold to FNMA, FHLMC and to other third parties such as investment funds or other banks, we provide limited representations and warranties and with a repurchase and premium refund for loans that become delinquent in the first 90-days or a premium refund if paid-off in the first 90-days with respect to all loans sold. In certain loan sales to other banks, loans are sold with no representations or warranties and provide a replacement feature for the first six months if any loans pay off early. As a condition of the sale for all loans, the buyer must have the loans audited for underwriting and compliance standards. There were $2.1 million and $11.3 million of SFR loans HFS at December 31, 2025 and 2024.

At December 31, 2025, SFR mortgage loans on nonaccrual status totaled $2.1 million. For additional discussion on nonperforming loans, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition – Problem Loans.

The following table presents the LTV ratios at origination for SFR mortgage loans by state as of the date indicated:

	LTV Distribution
	<45%	45%≤54%	55%≤64%	65%≤74%	75%≤84%	>85%	Total
December 31, 2025	(dollars in thousands)
California	$140,574	$149,610	$310,095	$145,814	$12,336	$1,399	$759,828
New York	178,643	156,785	264,784	123,513	8,988	330	733,043
Illinois	15,658	10,782	15,102	8,814	2,763	650	53,769
New Jersey	6,192	10,161	18,162	6,785	587	771	42,658
Nevada	1,678	6,143	8,113	3,200	262	351	19,747
Hawaii	635	1,809	4,792	3,262	2,392	—	12,890
Other	8,691	6,655	9,476	7,689	936	—	33,447
Total	$352,071	$341,945	$630,524	$299,077	$28,264	$3,501	$1,655,382

Commercial Real Estate Loans. CRE loans totaled $1.3 billion, or 39.3%, of the loan portfolio as of December 31, 2025, of which $154.7 million was secured by owner occupied properties, compared to $1.2 billion, or 39.3% of the loan portfolio as of December 31, 2024, of which $160.2 million was secured by owner occupied properties. The CRE portfolio had net growth of $101.6 million, or 8.5%, during 2025 due mostly to a net increase in multi-family residential loans.

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

The largest sub-set of CRE loans was the multi-family residential loan portfolio, which totaled $745.3 million as of  December 31, 2025, and $605.5 million as of  December 31, 2024. Also included in CRE loans are SFR loans originated for a business purpose, which totaled $40.6 million at  December 31, 2025, and $54.1 million at  December 31, 2024.

At December 31, 2025, CRE loans on nonaccrual status totaled $8.2 million. For additional discussion on nonperforming loans, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Analysis of Financial Condition – Problem Loans .

The following table presents the LTV ratios at origination for CRE loans by property type as of the date indicated:

	LTV Distribution
December 31, 2025	<45%	45%≤55%	55%≤65%	65%≤75%	75%≤85%	>85%	Total
Non-owner occupied:	(dollars in thousands)
Apartments	$36,437	$56,293	$133,025	$56,790	$—	$10,204	$292,749
Mobile Home	45,319	70,902	112,942	51,995	3,055	—	284,213
Mixed Use	43,880	16,412	135,568	14,061	4,657	2,985	217,563
Hotel/Motels	27,719	22,957	24,481	5,834	—	—	80,991
Retail	11,885	49,145	14,152	—	—	—	75,182
Warehouse	22,601	19,024	18,855	—	—	—	60,480
SFR Rental	22,534	7,955	14,613	5,403	—	—	50,505
Rent Controlled NY Multi-family	22,574	16,568	9,281	—	—	—	48,423
Office	15,065	2,350	5,825	4,172	—	—	27,412
Restaurant	4,418	—	—	—	—	—	4,418
Gas Station	—	1,620	—	—	—	—	1,620
Other	50	4,716	—	—	—	—	4,766
Total non-owner occupied	$252,482	$267,942	$468,742	$138,255	$7,712	$13,189	$1,148,322
Owner occupied:
Warehouse	15,973	15,030	15,964	11,565	—	—	58,532
Hotel/Motels	3,361	30,377	21,197	—	—	—	54,935
Retail	3,833	8,221	7,480	—	—	—	19,534
Mixed Use	1,482	3,082	3,564	—	—	—	8,128
Gas Station	118	—	—	5,662	—	—	5,780
Office	820	1,949	760	811	—	—	4,340
Rent Controlled NY Multi-family	1,389	326	—	—	—	—	1,715
SFR Rental	—	1,082	—	—	—	—	1,082
Other	81	146	424	—	—	—	651
Total owner occupied	$27,057	$60,213	$49,389	$18,038	$—	$—	$154,697
Total	$279,539	$328,155	$518,131	$156,293	$7,712	$13,189	$1,303,019

The following table presents the LTV ratios at origination for CRE loans by states where the Company operates branches as of the date indicated:

	LTV Distribution
December 31, 2025	<45%	45%≤55%	55%≤65%	65%≤75%	75%≤85%	>85%	Total
Non-owner occupied	(dollars in thousands)
California	$150,347	$170,804	$382,083	$95,780	$—	$2,985	$801,999
New York	80,252	49,062	26,656	—	4,657	—	160,627
Nevada	5,961	23,585	—	—	—	—	29,546
Illinois	3,937	1,862	1,570	584	—	—	7,953
New Jersey	898	1,553	1,210	—	—	—	3,661
Other	11,087	21,076	57,223	41,891	3,055	10,204	144,536
Total non-owner occupied	$252,482	$267,942	$468,742	$138,255	$7,712	$13,189	$1,148,322
Owner occupied
California	19,368	55,879	38,291	15,962	—	—	129,500
New York	6,894	3,038	2,222	811	—	—	12,965
Nevada	163	—	777	—	—	—	940
Illinois	632	332	—	1,265	—	—	2,229
New Jersey	—	964	—	—	—	—	964
Other	—	—	8,099	—	—	—	8,099
Total owner occupied	$27,057	$60,213	$49,389	$18,038	$—	$—	$154,697
Total	$279,539	$328,155	$518,131	$156,293	$7,712	$13,189	$1,303,019

Construction and Land Development Loans. C&D loans totaled $155.5 million, or 4.7% of the loan portfolio, at December 31, 2025. C&D loans decreased $17.8 million, or 10.3%, during 2025 due to decreases in land development loans and residential construction loans, offset by an increase in commercial construction loans. Our C&D loans are comprised of residential construction, commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. These loans are typically Prime rate based and have maturities of less than 18 months.

At December 31, 2025, C&D loans on nonaccrual status totaled $28.0 million. For additional discussion on nonperforming loans, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition – Problem Loans.

The following table shows the categories of our C&D portfolio as of the dates indicated:

	As of December 31, 2025		As of December 31, 2024		Increase (Decrease)
	$	Mix %	$	Mix %	$	%
	(dollars in thousands)
Commercial construction	$100,035	64.4%	$97,954	56.5%	$2,081	2.1%
Residential construction	51,825	33.3%	58,368	33.7%	(6,543)	(11.2)%
Land development	3,604	2.3%	16,968	9.8%	(13,364)	(78.8)%
Total construction and land development loans	$155,464	100.0%	$173,290	100.0%	$(17,826)	(10.3)%

Commercial and Industrial Loans. C&I loans totaled $140.1 million, or 4.2% of the loan portfolio, as of December 31, 2025. C&I loans increased $10.5 million, or 8.1%, during 2025 due in part to an increase in commercial term loans of $9.1 million along with an increase in mortgage warehouse lines of credit of $2.8 million.

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

At December 31, 2025, C&I loans on nonaccrual status totaled $5.1 million, including a $4.7 million loan secured by a personal residence. For additional discussion on nonperforming loans, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition – Problem Loans.

SBA Loans. SBA loans totaled  $56.0 million, or 1.7% of the loan portfolio at December 31, 2025, compared to $47.3 million, or  1.5% of the loan portfolio at December 31, 2024. SBA loans increased $8.7 million, or 18.4%, due to $27.2 million in originations and $428,000 of advances, partially offset by sales of $10.8 million, payoffs and payments of $7.0 million, and transfers to OREO of $1.2 million. Our  2025 originations included $23.1 million of SBA 7A loans and $4.1 million of SBA 504 loans.

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

At December 31, 2025, our SBA portfolio included $10.9 million guaranteed by the SBA and $45.1 million which was unguaranteed. We monitor the unguaranteed portfolio by type of collateral. The unguaranteed portion included $38.3 million secured by real estate and $6.8 million secured by business assets. At December 31, 2025, of the unguaranteed portfolio, $20.3 million, or 45.0%, was secured by hotel/motels; $12.8 million, or 28.3%, by warehouses; $2.2 million, or 4.8%, by retail; $1.8 million, or 4.0%, by gas stations; and $8.0 million, or 17.9%, of other real estate types. At December 31, 2025, of the unguaranteed portfolio, $30.1 million, or 66.8%, was located in California; $3.2 million, or 7.1%, was located in Washington; $2.8 million, or 6.1%, was located in Oregon; $2.7 million, or 6.0%, was located in Texas; and $6.3 million, or 14.0%, was located in other states.

At December 31, 2025, SBA loans on nonaccrual status totaled $1.2 million. For additional discussion on nonperforming loans, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Analysis of Financial Condition - Problem Loans.

The table below presents the loan HFI portfolio by contractual maturities, based on the loan class and loan pricing characteristics (i.e. fixed versus floating) as of December 31, 2025. As is customary in the banking industry, loans that meet our underwriting criteria may be renewed by mutual agreement between the borrower and us. Because we are unable to estimate the extent to which our borrowers will renew their loans, the table is based on contractual maturities. Also, as a result, the data shown below should not be viewed as an indication of future cash flows.

	One Year or Less	After One Year to Five Years	After Five Years to Fifteen Years	Over Fifteen Years	Total
SFR mortgage	(dollars in thousands)
Fixed rate	$47	$1,726	$14,452	$1,571,593	$1,587,818
Floating rate	—	—	—	67,564	67,564
Commercial real estate
Fixed rate	77,779	363,528	16,628	3,513	461,448
Floating rate	67,555	245,817	346,341	181,858	841,571
Construction & land development
Fixed rate	7,870	—	—	—	7,870
Floating rate	147,594	—	—	—	147,594
Commercial & industrial
Fixed rate	14,951	20,920	488	—	36,359
Floating rate	65,061	32,486	6,155	—	103,702
SBA
Fixed rate	—	—	5,971	—	5,971
Floating rate	21	1,464	22,219	26,303	50,007
Other
Fixed rate	3,681	716	—	—	4,397
Floating rate	—	—	—	—	—
Total loans	$384,559	$666,657	$412,254	$1,850,831	$3,314,301

Fixed rate	$104,328	$386,890	$37,539	$1,575,106	$2,103,863
Floating rate	280,231	279,767	374,715	275,725	1,210,438
Total loans	$384,559	$666,657	$412,254	$1,850,831	$3,314,301

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

Analysis of the Allowance for Loan Losses.

The following table presents the ALL, its corresponding percentage of the loan class balance, and the percentage of loan balance to total loans HFI by loan class as of the dates indicated:

	As of December 31,
	2025			2024
	$	ALL as a % of Loan Class	% of Total Loans	$	ALL as a % of Loan Class	% of Total Loans
Loan class:	(dollars in thousands)
Single-family residential mortgages	$21,585	1.30%	50.0%	$17,518	1.17%	48.9%
Commercial real estate (1)	18,162	1.39%	39.3%	21,879	1.82%	39.3%
Construction and land development	1,502	0.97%	4.7%	6,053	3.49%	5.7%
Commercial and industrial	1,647	1.18%	4.2%	1,339	1.03%	4.2%
SBA	824	1.47%	1.7%	654	1.38%	1.5%
Other	168	3.82%	0.1%	286	3.74%	0.4%
Allowance for loan losses	$43,888	1.32%	100%	$47,729	1.56%	100.0%

(1)	Includes non-farm and non-residential real estate loans, multi-family residential and SFR loans originated for a business purpose.

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

Individual loans considered to be uncollectible are charged off against the ACL. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Loans deemed to be collateral-dependent are reviewed individually based on the estimated fair value of the collateral less selling costs. Collateral value is determined using appraisals and/or other market comparable information. Charge-offs are generally taken on loans when the loan balance is determined to be uncollectible. Recoveries on loans previously charged off are added to the ACL. Net charge-offs totaled $14.4 million, or 0.45% of average loans HFI, for the year ended December 31, 2025, and $3.9 million, or 0.13% of average loans HFI, for the year ended December 31, 2024.

As of December 31, 2025, the ACL totaled $44.4 million and was comprised of an ALL of $43.9 million and a RUC of $484,000 (included in “accrued interest and other liabilities”). This compares to the ACL of $48.5 million comprised of an ALL of $47.7 million and a RUC of $729,000 at December 31, 2024. The $4.1 million decrease in the ACL for 2025 was due to net charge-offs of $14.4 million offset by a $10.4 million provision for credit losses. The ALL as a percentage of loans HFI decreased to 1.32% at December 31, 2025, compared to 1.56% at December 31, 2024, due mainly to charge-offs of $6.8 million in 2025 which were included in specific reserves at December 31, 2024. Specific reserves totaled $286,000, or 0.01% of total loans HFI, at December 31, 2025, compared to $6.9 million, or 0.23% of total loans HFI, at December 31, 2024. The ALL as a percentage of nonperforming loans HFI was 98.3% at December 31, 2025, an increase from 68.3% at December 31, 2024.

The following table provides an analysis of the ACL, provision for credit losses and net charge-offs for the periods indicated:

	Year Ended December 31,
	2025	2024	2023	2022	2021(1)
	(dollars in thousands)
Balance, beginning of period	$47,729	$41,903	$41,076	$32,912	$29,337
ASU 2016-13 transition adjustment	—	—	—	2,135	—
Adjusted beginning balance	$47,729	$41,903	$41,076	$35,047	$29,337
Charge-offs:
Single-family residential mortgages	(1,403)	—	(93)	—	—
Commercial real estate	(4,679)	(2,645)	(2,537)	—	(67)
Construction & land development	(8,175)	(1,148)	(140)	—	—
Commercial and industrial	(88)	(11)	—	(5)	(500)
SBA	(187)	(78)	(62)	(14)	(1)
Other	(180)	(201)	(362)	(237)	(59)
Total charge-offs	(14,712)	(4,083)	(3,194)	(256)	(627)
Recoveries:
Commercial real estate	—	61	80	—	61
Construction & land development	137	—	—	—	—
Commercial and industrial	79	2	2	2	1
SBA	1	—	1	227	95
Other	51	78	60	29	86
Total recoveries	268	141	143	258	243
Net (charge-offs)/recoveries	(14,444)	(3,942)	(3,051)	2	(384)
Provision for loan losses	10,603	9,768	3,878	6,027	3,959
Balance, end of period	$43,888	$47,729	$41,903	$41,076	$32,912

Reserve for off-balance sheet credit commitments
Balance at beginning of year	$729	$640	$1,156	$1,203	$1,383
ASU 2016-13 transition adjustment	—	—	—	1,045	—
Adjusted beginning balance	$729	$640	$1,156	$2,248	$1,383
(Reversal of) reserve for unfunded commitments	(245)	89	(516)	(1,092)	(180)
Balance at the end of period	$484	$729	$640	$1,156	$1,203

Total allowance for credit losses (ACL)	$44,372	$48,458	$42,543	$42,232	$34,115

Total LHFI at end of period	$3,314,301	$3,053,230	$3,031,861	$3,336,449	$2,931,350
Average LHFI	$3,195,853	$3,039,718	$3,205,625	$3,096,786	$2,745,492
Net charge-offs to average LHFI	0.45%	0.13%	0.10%	0.00%	0.01%
Allowance for loan losses to total LHFI	1.32%	1.56%	1.38%	1.23%	1.12%
Allowance for credit losses to total LHFI	1.34%	1.59%	1.40%	1.27%	1.16%
(1)	Reserve was under the allowance for loan loss method in accordance with ASC 450 and ASC 310.

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

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value at the date of foreclosure, establishing a new cost basis (carrying value) by a charge to the allowance for credit losses, if necessary, or a gain recognized through noninterest income, as appropriate. Once classified as OREO, it is subsequently carried at the lower of our carrying value of the property or its fair value. Fair value is based on current appraisals less estimated selling costs. Any subsequent write-downs are charged against operating expenses and recognized as an OREO valuation allowance. Operating expenses and related income of such properties are included in other operating income and expenses. Gains on transfer of loans to OREO, and gains or losses on their disposition are included in gain (loss) on OREO.

Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest (of which there were none during the years indicated), and modified loans. The balances of nonperforming loans included in the table below are the net investment in these assets and do not include specific reserves included in the allowance for loan losses. The following table presents the net investment in nonperforming assets by loan class and certain nonperforming asset ratios as of the dates indicated.

	As of December 31,
	2025	2024	2023	2022	2021
Accruing troubled debt restructured loans(1):	(dollars in thousands)
Commercial real estate	$—	$—	$—	$894	$1,328
Commercial and industrial	—	—	—	306	410
Total accruing troubled debt restructured loans	—	—	—	1,200	1,738
Nonaccrual loans:
Single-family residential mortgages	2,143	11,524	18,103	5,936	4,191
Commercial real estate	8,158	17,096	10,569	13,189	4,672
Construction and land development	27,994	44,621	—	141	149
Commercial and industrial	5,116	6,271	854	713	3,712
SBA	1,221	1,514	2,085	2,245	6,263
Other	—	12	8	99	—
Total non-accrual loans	44,632	81,038	31,619	22,323	18,987
Total non-performing loans(2)	44,632	81,038	31,619	23,523	20,725
OREO	8,830	—	—	577	293
Nonperforming assets(2)	$53,462	$81,038	$31,619	$24,100	$21,018
Nonperforming loans HFI to total loans HFI	1.35%	2.29%	1.04%	0.71%	0.71%
Nonperforming assets to total assets	1.27%	2.03%	0.79%	0.61%	0.50%
Nonperforming loans to tangible common equity and ACL	9.02%	16.78%	6.60%	5.15%	4.77%
Nonperforming assets to tangible common equity and ACL	10.80%	16.78%	6.60%	5.28%	4.83%
(1)	Prior to our adoption of ASU 2022-02 on January 1, 2023, loans with a concessionary modification due to a borrower experiencing financial difficulties were classified as TDRs and were made for the purpose of alleviating temporary impairments to the borrower’s financial condition.
(2)	Nonperforming loans and nonperforming assets included $11.2 million of loans held for sale at December 31, 2024.

Nonperforming assets totaled $53.5 million, or 1.27% of total assets, at December 31, 2025, down from $81.0 million, or 2.03% of total assets, at December 31, 2024. The $27.6 million decrease in nonperforming assets was due to sales totaling $15.8 million, charge-offs of $10.5 million, payoffs or paydowns of $7.8 million, and reclassification of loans to performing loans of $6.0 million,  partially offset by the addition of loans that migrated to nonperforming assets of $12.3 million during 2025. Nonperforming assets included three OREO properties totaling $8.8 million at December 31, 2025. Of this amount, $3.7 million represented SBA payables associated with formerly SBA guaranteed loans.

Our 30-89 day delinquent loans, excluding nonperforming loans, totaled $8.8 million, or 0.27% of total loans, at December 31, 2025, down from $22.1 million, or 0.72% of total loans, at December 31, 2024. The $13.3 million decrease was mostly due to $14.6 million in loans returning to current status, $2.9 million in SFR mortgage loans included in a bulk sale of underperforming SFR mortgage loans and $1.1 million in paydowns and payoffs. There were also $2.0 million of loans that were downgraded to nonperforming. These changes were partially offset by $7.5 million in new delinquent loans.

61

We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2025 and 2024, while the loans were in nonaccrual status.

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

We use a risk grading system to categorize and determine the credit risk of our loans. Potential problem loans include loans with a risk grade of 6, which are “special mention,” loans with a risk grade of 7, which are “substandard” loans that are generally not considered impaired and loans with a risk grade of 8, which are “doubtful” loans generally considered to be impaired. These loans generally require more frequent loan officer contact and receipt of financial data to closely monitor borrower performance. Potential problem loans are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive officers and other members of the Company’s senior management.

The following table presents the risk categories for total loans by class of loans HFI as of the dates indicated:

		Special
As of December 31, 2025	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$1,652,759	$—	$2,623	$—	$1,655,382
Commercial real estate	1,265,041	13,249	24,729	—	1,303,019
Construction and land development	124,083	3,387	27,994	—	155,464
Commercial:
Commercial and industrial	123,747	2,247	14,067	—	140,061
SBA	49,862	354	5,762	—	55,978
Other	4,397	—	—	—	4,397
Total	$3,219,889	$19,237	$75,175	$—	$3,314,301

		Special
As of December 31, 2024	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$1,481,826	$—	$12,196	$—	$1,494,022
Commercial real estate	1,171,085	21,287	9,048	—	1,201,420
Construction and land development	72,921	44,042	56,327	—	173,290
Commercial:
Commercial and industrial	121,404	—	8,181	—	129,585
SBA	43,897	—	3,366	—	47,263
Other	7,627	—	23	—	7,650
Total	$2,898,760	$65,329	$89,141	$—	$3,053,230

Special mention loans totaled $19.2 million, or 0.58% of total loans, at December 31, 2025, down from $65.3 million, or 2.14% of total loans, at December 31, 2024. The $46.1 million decrease was primarily due to upgrades of $45.9 million, downgrades to substandard-rated loans of $3.9 million, payoffs and paydowns of $7.9 million, and charge-offs of $1.3 million, partially offset by the downgrades to special mention of $12.9 million. As of December 31, 2025, all special mention loans were paying current.

Substandard loans HFI totaled $75.2 million at December 31, 2025, a decrease of $14.0 million from $89.1 million at December 31, 2024. In addition, there were $11.2 million of substandard loans HFS at December 31, 2024, that were subsequently sold in the first quarter of 2025. There were no substandard loans HFS at December 31, 2025. The $25.2 million decrease in substandard loans HFI and HFS was primarily due to payoffs and paydowns totaling $12.1 million, loans which migrated to OREO totaling $12.9 million, charge-offs of $11.7 million, loan sales of $7.6 million, and upgrades to pass-rated and internal refinance of $7.3 million, partially offset by downgrades to substandard loans totaling $26.4 million. Of the total substandard loans outstanding at December 31, 2025, there were $30.5 million, or 40% of such loans, on accrual status.

Goodwill and Other Intangible Assets. Goodwill was $71.5 million at December 31, 2025, and at December 31, 2024. We evaluate goodwill for impairment annually, or more frequently if events and circumstances lead management to believe the value of goodwill may be impaired. In accordance with ASC 350-20, “Goodwill,” impairment of goodwill is the condition that exists when the carrying amount of a reporting unit that includes goodwill exceeds its fair value.

If no triggering events have been observed, GAAP allows for the use of a qualitative assessment of goodwill impairment; however, even in such instances, a quantitative assessment may still be performed. In years where no triggering events have occurred, we may forego the qualitative assessment and perform a quantitative assessment of goodwill impairment, particularly if a quantitative analysis has not been performed for several years. We elected to perform a quantitative goodwill impairment analysis as of October 1, 2025 with the assistance of a third-party valuation specialist. The evaluation used two methods to estimate the value of the Company: the market approach and the income approach. The market approach uses pricing information available on publicly traded companies that are similar to the subject company to determine the value of the subject company. Estimates used in the market approach included selecting a representative peer group of institutions, determining an appropriate price to tangible book value based on the results of the peer group institutions, and estimating a control premium based on the whole-bank acquisition prices for representative transactions. The income approach is based on the discounted free cash flows of the subject company using projections of future results, and incorporating economic forecasts and management's plans. Estimates used in the income approach include management's projections of the Company's free cash flows in future periods and an appropriate rate of return that would be required by a market participant. Based on this quantitative analysis, the fair value of the Company was determined to exceed the carrying amount at October 1, 2025. As a result, management concluded that goodwill was not impaired as of October 1, 2025. No goodwill impairment charges were recognized during the years ended December 31, 2025 and 2024.

Our other intangible assets consist of core deposit intangibles and totaled $1.3 million at December 31, 2025, and $2.0 million at December 31, 2024. These core deposit intangible assets are amortized on an accelerated basis over their estimated useful lives, generally over a period of 3 to 10 years.

Liabilities. Total liabilities increased $200.3 million, or 5.7%, to $3.7 billion, at December 31, 2025, from $3.5 billion at December 31, 2024, primarily due to a $266.6 million increase in deposits, partially offset by a $70.0 million decrease in FHLB advances.

Deposits. As an Asian-centric business bank that focuses on successful businesses and their owners, many of our depositors choose to leave large deposits with us. We evaluate all deposit relationships over $250,000 on a quarterly basis to identify deposits that meet certain criteria, which we then would consider to be part of our stable deposit base. We consider a relationship to be stable if it meets any three or more of the following: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) deposits at market interest rates; and (vii) longevity of the relationship with us. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2025, $2.7 billion, or 80.6%, of our relationships are less than or equal to $250,000 or are over $250,000 and meet our defined criteria to be considered a stable deposit, compared to $2.6 billion, or 82.2%, at December 31, 2024.

Total deposits increased $266.6 million to $3.4 billion at December 31, 2025, as compared to $3.1 billion at December 31, 2024. The increase in deposits during 2025 was due to a $188.3 million increase in retail deposits and a $78.3 million increase in wholesale deposits, in support of loan growth and lowering reliance on FHLB advances. The 2025 retail deposit growth included a shift to non-maturity deposits from traditional time deposits, based on product offering rates, as interest-bearing non-maturity deposits increased $293.3 million, while retail time deposits and noninterest-bearing deposits decreased $68.4 million and $36.5 million, respectively. Noninterest-bearing deposits totaled $526.5 million, or 15.7% of total deposits at December 31, 2025, compared to $563.0 million, or 18.3% of total deposits, at December 31, 2024.

The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	For the Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	$	%	$	%	$	%
Deposits:	(dollars in thousands)
Noninterest-bearing demand	$526,538	15.7%	$563,012	18.3%	$539,621	17.0%
Interest-bearing:
NOW	72,063	2.1%	51,043	1.6%	57,969	1.8%
Money market	526,933	15.7%	449,324	14.6%	412,415	13.0%
Savings	357,303	10.7%	162,667	5.2%	162,344	5.1%
Time deposits $250,000 and under	974,670	29.1%	1,007,452	32.7%	1,190,822	37.5%
Time deposits over $250,000	892,891	26.7%	850,291	27.6%	811,589	25.6%
Total interest-bearing deposits	2,823,860	84.3%	2,520,777	81.7%	2,635,139	83.0%
Total deposits	$3,350,398	100.0%	$3,083,789	100.0%	$3,174,760	100.0%

The following table presents our average deposit balances and weighted average rates for the years indicated:

	For the Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
	Balance	Rate (%)	Balance	Rate (%)	Balance	Rate (%)
	(dollars in thousands)
Noninterest-bearing demand deposits	$529,651	—	$531,458	—	$602,291	—
Interest-bearing deposits:
NOW	69,003	2.25%	56,158	1.97%	58,191	1.25%
Money market	491,048	3.10%	436,925	3.49%	429,102	2.46%
Savings	156,728	1.42%	162,243	1.82%	126,062	0.73%
Time deposits $250,000 and under	1,020,451	3.93%	1,074,291	4.66%	1,146,513	4.11%
Time deposits over $250,000	930,325	4.09%	803,187	4.86%	742,839	4.00%
Total interest-bearing deposits	2,667,555	3.64%	2,532,804	4.28%	2,502,707	3.56%
Total deposits	$3,197,206	3.04%	$3,064,262	3.54%	$3,104,998	2.87%

The following table presents the maturity schedule of time deposits as of December 31, 2025:

	Maturity Within:
	Three Months	After Three to Six Months	After Six to 12 Months	After 12 Months	Total
Time deposits:	(dollars in thousands)
Time deposits $250,000 and under (1)	$378,702	$274,388	$314,806	$6,774	$974,670
Time deposits over $250,000 (2)	369,156	280,408	242,187	1,140	892,891
Total time deposits	$747,858	$554,796	$556,993	$7,914	$1,867,561

(1)	Includes wholesale deposits of $184.4 million.
(2)	Includes wholesale deposits of $41.3 million.

Of the $892.9 million in time deposits over $250,000, the estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $623.3 million at December 31, 2025. The following table presents the maturity distribution of time deposits in excess of the FDIC insurance limit of more than $250,000 as of the date indicated:

December 31, 2025
(dollars in thousands)
3 months or less	$250,988
Over 3 months through 6 months	186,988
Over 6 months through 12 months	184,914
Over 12 months	389
Total	$623,279

Time deposits include certain wholesale and brokered deposits and we do not consider these stable deposits. We acquired wholesale deposits from the internet listing service and other outside deposits originators as needed to supplement liquidity. The total amount of such deposits was $80.2 million as of December 31, 2025, and $54.2 million as of December 31, 2024. Brokered time deposits were $145.5 million at December 31, 2025, and $93.2 million at December 31, 2024.

In addition, we offer deposit products through the CDARS and ICS programs where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit. Time deposits held through the CDARS program were $128.3 million at December 31, 2025, and $130.6 million at December 31, 2024, and ICS funds totaled $156.3 million at December 31, 2025, and $146.1 million at December 31, 2024. The increase in the participation in these programs is attributed to the general banking landscape and premium placed on liquidity in the marketplace.

The following table presents the estimated deposits exceeding the FDIC insurance limit as of the dates indicated:

	As of December 31,
	2025	2024
	(dollars in thousands)
Uninsured deposits	$1,549,410	$1,383,727

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. FHLB advances totaled $130.0 million at December 31, 2025, and $200.0 million at December 31, 2024. The outstanding FHLB advances at the end of 2024 included $150.0 million with an original life of 5 years and a weighted average rate of 1.18%, which matured in the first quarter of 2025. The FHLB borrowings at December 31, 2025, included $130.0 million in putable term advances and the terms are shown in the table below:

Advance Date	Amount	Rate	Call Structure	Next Call Date	Final Stated Maturity Date
	(dollars in thousands)
5/8/2025	$ 10,000	3.69%	One time call	N/A	5/10/2028
6/23/2025	10,000	3.64%	One time call	N/A	6/23/2028
5/8/2025	20,000	3.49%	Quarterly call	2/10/2026	5/10/2028
8/14/2025	20,000	3.38%	Quarterly call	2/14/2026	8/14/2028
3/12/2025	20,000	3.34%	Quarterly call	3/12/2026	3/12/2029
3/14/2025	20,000	3.49%	Quarterly call	3/15/2026	3/15/2029
5/8/2025	20,000	3.52%	Quarterly call (1)	5/8/2026	5/8/2029
6/23/2025	10,000	3.55%	Quarterly call (1)	6/23/2026	6/23/2028
Total	$ 130,000	3.49%	Weighted average rate

(1) Call option after initial one year lock out.

The following table presents information on our total FHLB advances during the years indicated:

	Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Outstanding at period-end	$130,000	$200,000	$150,000
Average amount outstanding	162,767	162,705	172,219
Maximum amount outstanding at any month-end	200,000	200,000	220,000
Weighted average interest rate:
During period	3.21%	1.36%	1.67%
End of period	3.49%	1.74%	1.18%

Long-Term Debt. Long-term debt consists of subordinated notes. As of December 31, 2025, the amount of subordinated notes outstanding, net of issuance costs, was $119.9 million as compared to $119.5 million at December 31, 2024.

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

At December 31, 2025, we were in compliance with all covenants under our long-term debt agreement.

Subordinated Debentures. Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.4 million and $15.2 million as of December 31, 2025 and 2024. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. These subordinated debentures consist of the following and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	December 31, 2025 Effective Rate	Stated Maturity
Subordinated debentures	(dollars in thousands)
TFC Trust	December 22, 2006	$5,155	$1,008	$4,147	Three-month CME Term SOFR plus 0.26% plus 1.65%,	5.63%	March 15, 2037
FAIC Trust I	December 15, 2004	7,217	688	6,529	Three-month CME Term SOFR 0.26% plus 2.25%	6.23%	December 15, 2034
PGBH Trust I	December 15, 2004	5,155	456	4,699	Three-month CME Term SOFR 0.26% plus 2.10%	6.08%	December 15, 2034
Total		$17,527	$2,152	$15,375

The Company maintains the TFC Trust, which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). The TFC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 5.63% as of December 31, 2025, and 6.27% at December 31, 2024.

The Company maintains the FAIC Trust I, which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). The FAIC Trust I subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 6.23% as of December 31, 2025, and 6.87% at December 31, 2024.

The Company maintains the PGBH Trust I, a Delaware statutory trust formed in December 2004. PGBH Trust I issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. The PGBH Trust I subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 6.08% as of December 31, 2025, and 6.72% at December 31, 2024.

At December 31, 2025, we were in compliance with all covenants under our subordinated debenture agreements.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and preferred stock and changes in accumulated other comprehensive income, net of taxes, from AFS investment securities.

Shareholders’ equity increased $15.5 million, or 3.1%, to $523.4 million as of December 31, 2025, from $507.9 million at December 31, 2024. The increase in shareholders' equity for 2025 was due to net income of $32.0 million, lower unrealized losses on AFS securities in accumulated other comprehensive loss, net of tax, of $6.9 million, and equity compensation activity of $1.9 million, offset by common stock repurchases of $14.0 million and common stock cash dividends paid of $11.3 million. As a result, book value per share increased 7.1% to $30.69 from $28.66 at December 31, 2024, and tangible book value per share increased 7.8% to $26.42 from $24.51 at December 31, 2024. For additional information, see "Non-GAAP Financial Measures."

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

Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-earning deposits in banks, federal funds sold, available for sale securities, term federal funds, purchased receivables and maturing or prepaying balances in our securities and loan portfolios. Liquid liabilities include retail deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional wholesale funding, the issuance of additional collateralized borrowings through FHLB advances or the Federal Reserve’s discount window, and the ability to access the capital markets through the issuance of debt securities, preferred securities or common securities. Our short-term and long-term liquidity requirements are primarily to fund known and unknown on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. For additional information regarding our operating, investing and financing cash flows, see the consolidated statements of cash flows provided in Item 8. Financial Statements and Supplementary Data - Consolidated Financial Statements.

Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through retail deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis. As part of our ongoing risk management practices, we measure the Bank's wholesale funding ratio (wholesale deposits plus borrowings divided by total deposits plus borrowings), which was 10.3% at December 31, 2025, compared to 10.7% at December 31, 2024, and in compliance with our internal policy limits.

 We believe we have sufficient capital and sources of liquidity as of December 31, 2025, for our operations. We have established secured and unsecured lines of credit through which we may borrow funds from time to time on a term or overnight basis from the FHLB, the FRB of San Francisco and other financial institutions.

At December 31, 2025 and 2024, we had $130.0 million and $200.0 million in FHLB advances. Based on the values of loans pledged as collateral and outstanding borrowings, we had $1.4 billion of remaining secured borrowing capacity with the FHLB as of December 31, 2025, and $1.1 billion at December 31, 2024. In addition, secured lines of credit from the Federal Reserve Discount Window were $66.5 million at December 31, 2025, and $47.2 million at December 31, 2024. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $88.9 million as of December 31, 2025, and $62.5 million as of December 31, 2024. We did not have any borrowings outstanding with the Federal Reserve at December 31, 2025 and 2024. We also maintained $97.0 million of unsecured federal funds lines with other financial institutions and had no amounts advanced against those lines at December 31, 2025 and 2024.

The holding company, or Bancorp, is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. Bancorp's main source of funding is dividends declared and paid to Bancorp by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to Bancorp. Management believes that these limitations will not impact our ability to meet our ongoing short-term cash obligations. During the years ended December 31, 2025 and 2024, the Bank paid dividends to Bancorp of $45.0 million and $20.0 million. The Company paid dividends to common stockholders during the years ended December 31, 2025 and 2024, of $11.3 million and $11.7 million. At December 31, 2025, Bancorp had $46.6 million in cash, of which $46.3 million was on deposit at the Bank.

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

The table below summarizes the minimum capital requirements applicable to us and the Bank pursuant to Basel III regulations including the capital conservation buffer as of the dates reflected. The minimum capital requirements are only regulatory minimums and banking regulators can impose higher requirements on individual institutions. For example, banks and bank holding companies experiencing internal growth or making acquisitions generally will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Higher capital levels may also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. We exceeded all regulatory capital requirements under Basel III and were considered to be "well-capitalized" at December 31, 2025 and 2024.

The table below presents the capital requirements applicable to Bancorp and the Bank in order to be considered “well-capitalized” from a regulatory perspective, and the capital ratios for the consolidated Company and Bank as of December 31, 2025 and 2024.

	Ratio at December 31, 2025	Ratio at December 31, 2024	Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements, including Capital Conservation Buffer	Minimum Requirement for "Well Capitalized" Depository Institution
Tier 1 Leverage Ratio
Consolidated	11.60%	11.92%	4.00%	4.00%	5.00%
Bank	13.20%	13.96%	4.00%	4.00%	5.00%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	17.49%	17.94%	4.50%	7.00%	6.50%
Bank	20.57%	21.74%	4.50%	7.00%	6.50%
Tier 1 Risk-Based Capital Ratio
Consolidated	18.06%	18.52%	6.00%	8.50%	8.00%
Bank	20.57%	21.74%	6.00%	8.50%	8.00%
Total Risk-Based Capital Ratio
Consolidated	23.83%	24.49%	8.00%	10.50%	10.00%
Bank	21.82%	22.99%	8.00%	10.50%	10.00%

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations by maturity (or earliest call date) at December 31, 2025:

	Payments Due
	Within	One to	Three to	After Five
	One Year	Three Years	Five Years	Years	Total
	(dollars in thousands)
Deposits without a stated maturity	$1,482,837	$—	$—	$—	$1,482,837
Time deposits	1,859,647	7,237	—	677	1,867,561
FHLB advances (1)	110,000	20,000	—	—	130,000
Long-term debt	—	—	—	119,911	119,911
Subordinated debentures	—	—	—	15,375	15,375
Leases	5,382	10,621	5,081	5,903	26,987
Total contractual obligations	$3,457,866	$37,858	$5,081	$141,866	$3,642,671
(1)	See "FHLB Borrowings" for the structure of FHLB advances that are callable by FHLB within one year, however final stated maturities range from 2.4 to 3.4 years as of December 31, 2025.

Off-Balance Sheet Arrangements

We have limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

In the ordinary course of business, we enter into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the ACL in the consolidated balance sheets. Such off-balance sheet commitments totaled $113.6 million and $175.5 million as of December 31, 2025 and 2024.

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

In addition, we invest in various affordable housing partnerships, CRA investments including Small Business Investment Company ("SBIC") funds, and other limited partnerships with less than 3% ownership. Pursuant to these investments, we commit to an investment amount to be fulfilled in future periods. Such unfunded commitments totaled $11.0 million and $5.7 million as of December 31, 2025 and 2024. The Company also has investments in fintech venture funds, with unfunded commitments of $675,000 as of December 31, 2025, and $1.2 million as of December 31, 2024.

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

Tangible Common Equity Ratios:	December 31, 2025	December 31, 2024
Tangible common equity:	(dollars in thousands)
Total shareholders' equity	$523,410	$507,877
Adjustments:
Goodwill	(71,498)	(71,498)
Core deposit intangible	(1,338)	(2,011)
Tangible common equity	$450,574	$434,368
Tangible assets:
Total assets-GAAP	$4,208,294	$3,992,477
Adjustments
Goodwill	(71,498)	(71,498)
Core deposit intangible	(1,338)	(2,011)
Tangible assets	$4,135,458	$3,918,968
Common shares outstanding	17,057,397	17,720,416
Common equity to assets ratio	12.44%	12.72%
Book value per share	$30.69	$28.66
Tangible common equity to tangible assets ratio	10.90%	11.08%
Tangible book value per share	$26.42	$24.51

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

	For the Year Ended
	2025	2024	2023
Return on average tangible common equity:	(dollars in thousands)
Net income available to common shareholders	$31,948	$26,665	$42,465
Average shareholders' equity	514,520	511,470	500,540
Adjustments:
Average goodwill	(71,498)	(71,498)	(71,498)
Average core deposit intangible	(1,693)	(2,425)	(3,282)
Adjusted average tangible common equity	$441,329	$437,547	$425,760
Return on average common equity	6.21%	5.21%	8.48%
Return on average tangible common equity	7.24%	6.09%	9.97%

Pre-tax Pre-Provision Income. Management believes that pre-tax pre-provision (“PTPP”) income is a useful measure for investors to evaluate core operating performance, excluding the volatility of credit provision expenses. PTPP income is calculated by subtracting noninterest expense from the sum of net interest income and noninterest income, as shown in the following table:

	For the Year Ended
	2025	2024	2023
Pre-tax pre-provision income:	(dollars in thousands)
Net interest income before provision for credit losses	$112,282	$99,364	$119,286
Add: Noninterest income	16,873	15,335	15,018
Less: Noninterest expense	(76,663)	(69,163)	(70,696)
Pre-tax pre-provision income	$52,492	$45,536	$63,608

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

Basis Risk. Basis risk represents the risk of loss arising from asset and liability pricing movements not changing in the same direction. We have basis risk primarily in the SFR mortgage loan portfolio, the multi-family loan portfolio, and our securities portfolio.

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

We use two approaches to model interest rate risk: Net Interest Income at Risk ("NII at Risk"), and Economic Value of Equity (“EVE”). Under NII at Risk, net interest income is modeled utilizing various assumptions for assets, liabilities, and derivatives over a 12 month time horizon assuming a flat balance sheet and an instantaneous and parallel shift in market interest rates in 100 basis point increments. We report NII at Risk to isolate the change in income related solely to interest-earning assets and interest-bearing liabilities. The model results do not take into consideration any steps management might take to respond to the changes in interest rates or changes in competitor or customer behavior. EVE measures the period end market value of assets minus the market value of liabilities and the change in this value as rates change. EVE is a period end measurement.

	Net Interest Income Sensitivity
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
December 31, 2025	(dollars in thousands)
Dollar change	$11,201	$5,268	$3,325	$(2,860)	$(5,527)	$(8,440)
Percent change	9.38%	4.41%	2.78%	(2.39%)	(4.63%)	(7.07%)
December 31, 2024
Dollar change	$12,278	$6,776	$2,810	$(960)	$(2,321)	$(3,612)
Percent change	10.73%	5.92%	2.46%	(0.84%)	(2.03%)	(3.16%)

At December 31, 2025, our NII at Risk profile is liability sensitive. This is directionally consistent with our profile at December 31, 2024. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The NII at Risk results are within board policy limits.

	Economic Value of Equity Sensitivity (Shock)
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
December 31, 2025	(dollars in thousands)
Dollar change	(48,495)	7,557	8,430	(18,774)	(39,714)	(64,688)
Percent change	(7.41%)	1.16%	1.29%	(2.87%)	(6.07%)	(9.89%)
December 31, 2024
Dollar change	(25,835)	3,288	11,486	(19,175)	(46,186)	(80,285)
Percent change	(3.84)%	0.49%	1.71%	(2.85)%	(6.86)%	(11.93)%

At December 31, 2025, the EVE position is projected to increase in the down 100 and 200 rate scenarios and decrease in the up rate scenarios and down 300 rate scenario. When interest rates rise, fixed rate assets generally lose economic value as these instruments are discounted at a higher rate demonstrating the relative longer asset duration as compared to the overall liability duration. When interest rates decrease, the value of noninterest-bearing deposits also decreases. In addition, as the down rate shocks become more severe, the pace of the increase in the value of loans also slows due to an increase in loan prepayments and the impact of discount rates reaching their floors; this results in a change of EVE volatility from positive to negative between the down 200 and 300 rate scenarios. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The EVE results are within board policy limits.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of RBB Bancorp

Los Angeles, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RBB Bancorp (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

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

Allowance for Credit Losses on Loans - Qualitative Factors

As described in Notes 2 and 4 to the consolidated financial statements, the Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination. As of December 31, 2025, the Company had gross loan portfolio of $3.31 billion and a related allowance for credit losses on loans of $43.89 million.

The Company’s discounted cash flow methodology incorporates a probability of default, loss given default and exposure at default model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. The Company uses both internal and external qualitative factors within the current expected credit losses model including lending policies, procedures, and strategies; changes in nature and volume of the portfolio; credit and lending personnel experience; changes in volume and trends in classified loans, delinquencies, and nonaccrual; concentration risk; collateral values; regulatory and business environment; loan review results; and economic conditions.

We identified auditing the Company’s estimate of current expected credit losses on loans to be a critical audit matter, particularly as it pertains to auditing the application of qualitative factors, as the matter involved significant audit effort and especially subjective auditor judgment.

The primary procedures performed to address the critical audit matter included:

●	Testing the design and operating effectiveness of controls over qualitative factors within the model, including controls addressing:
○ Management’s review of the reasonableness of assumptions and judgments that support the qualitative factors.
○ Management’s evaluation of the relevance and reliability of data utilized in the calculation of the qualitative factors.
●	Testing the relevance and reliability of the data used in the determination of the qualitative factors.
●	Evaluating the reasonableness of management’s assumptions and judgments used in the determination of the qualitative factors and the resulting qualitative allocation to the allowance for credit losses on loans.

/s/ Crowe LLP

We have served as the Company's auditor since 2022.

Los Angeles, California

March 9, 2026

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,

(In thousands, except for share data)

	2025	2024
Assets
Cash and due from banks	$27,086	$27,747
Interest-earning deposits in other financial institutions	185,231	229,998
Cash and cash equivalents	212,317	257,745
Interest-earning time deposits in other financial institutions	600	600
Securities:
Available for sale (amortized cost of $426,145 and $449,416 at December 31, 2025 and December 31, 2024)	407,204	420,190
Held to maturity (fair value of $4,103 and $4,948 at December 31, 2025 and December 31, 2024)	4,184	5,191
Loans held for sale	2,067	11,250
Loans held for investment	3,314,301	3,053,230
Allowance for loan losses	(43,888)	(47,729)
Loans held for investment, net of allowance for loan losses	3,270,413	3,005,501

Premises and equipment, net	23,540	24,601
Federal Home Loan Bank ("FHLB") stock	15,000	15,000
Net deferred tax assets	16,347	19,055
Income tax receivable	17,483	10,311
Cash surrender value of bank owned life insurance ("BOLI")	61,972	60,296
Goodwill	71,498	71,498
Right-of-use assets - operating leases	23,026	28,048
Accrued interest and other assets	82,643	63,191
Total assets	$4,208,294	$3,992,477
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$526,538	$563,012
Savings, NOW and money market accounts	956,299	663,034
Time deposits $250,000 and under	974,670	1,007,452
Time deposits over $250,000	892,891	850,291
Total deposits	3,350,398	3,083,789

Reserve for unfunded commitments	484	729
FHLB advances	130,000	200,000
Long-term debt, net of issuance costs	119,911	119,529
Subordinated debentures (net of unamortized valuation reserve of $2,152 and $2,371 at December 31, 2025 and December 31, 2024)	15,375	15,156
Lease liabilities - operating leases	24,800	29,705
Accrued interest and other liabilities	43,916	35,692
Total liabilities	3,684,884	3,484,600

Commitments and contingencies - Note 13

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 17,057,397 shares issued and outstanding at December 31, 2025 and 17,720,416 shares issued and outstanding at December 31, 2024	250,694	259,957
Additional paid-in capital	3,941	3,645
Retained earnings	282,024	264,460
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(13,321)	(20,257)
Total shareholders’ equity	523,410	507,877
Total liabilities and shareholders’ equity	$4,208,294	$3,992,477

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEAR ENDED DECEMBER 31,

(In thousands, except share and per share data)

	2025	2024	2023
Interest, fees and dividend income:
Loans	$193,849	$184,567	$194,264
Interest-earning deposits	7,931	15,422	10,746
Investment securities	17,081	14,331	14,028
FHLB stock	1,312	1,314	1,125
Federal funds sold and other	953	1,027	985
Total interest and dividend income	221,126	216,661	221,148
Interest expense:
Savings deposits, NOW and money market accounts	19,025	19,295	12,205
Time deposits	78,074	89,086	76,837
Long-term debt and subordinated debentures	6,524	6,699	9,951
FHLB advances	5,221	2,217	2,869
Total interest expense	108,844	117,297	101,862
Net interest income before provision for credit losses	112,282	99,364	119,286
Provision for credit losses	10,358	9,857	3,362
Net interest income after provision for credit losses	101,924	89,507	115,924
Noninterest income:
Service charges and fees	4,187	4,115	4,172
Loan servicing income, net of amortization	2,249	2,265	2,576
Increase in cash surrender value of BOLI	1,676	1,577	1,409
Gain on sale of loans	1,156	1,586	374
Gain on OREO	—	1,016	133
Other income	7,605	4,776	6,354
Total noninterest income	16,873	15,335	15,018
Noninterest expense:
Salaries and employee benefits	43,056	39,395	37,795
Occupancy and equipment expenses	9,644	9,803	9,629
Data processing	6,870	5,857	5,326
Legal and professional	7,470	4,453	8,198
Office expenses	1,734	1,455	1,512
Marketing and business promotion	863	864	1,132
Insurance and regulatory assessments	2,924	3,298	3,165
Core deposit premium amortization	672	784	923
Other expenses	3,430	3,254	3,016
Total noninterest expense	76,663	69,163	70,696
Net income before income taxes	42,134	35,679	60,246
Income tax expense	10,186	9,014	17,781
Net income	$31,948	$26,665	$42,465

Net income per share
Basic	$1.83	$1.47	$2.24
Diluted	$1.83	$1.47	$2.24

Weighted-average common shares outstanding
Basic	17,435,027	18,121,764	18,965,346
Diluted	17,500,330	18,183,319	18,985,233

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31,

(In thousands)

	2025	2024	2023
Net income	$31,948	$26,665	$42,465

Other comprehensive income/(loss):
Unrealized gains/(losses) on securities available for sale	10,285	(1,117)	3,149
Related income tax effect	(3,349)	372	(996)
Total other comprehensive income/(loss)	6,936	(745)	2,153

Total comprehensive income	$38,884	$25,920	$44,618

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(In thousands, except share data)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive (Loss) Income	Total
Balance at January 1, 2023	18,965,776	$276,912	$3,361	$225,883	$72	$(21,665)	$484,563
Net income	—	—	—	42,465	—	—	42,465
Stock-based compensation, net	—	—	750	—	—	—	750
Restricted stock unit vested	20,374	391	(391)	—	—	—	—
Cash dividends on common stock ($0.64 per share)	—	—	—	(12,163)	—	—	(12,163)
Stock options exercised	19,403	392	(97)	—	—	—	295
Repurchase of common stock	(396,374)	(5,770)	—	(1,033)	—	—	(6,803)
Other comprehensive income, net of taxes	—	—	—	—	—	2,153	2,153
Balance at December 31, 2023	18,609,179	$271,925	$3,623	$255,152	$72	$(19,512)	$511,260
Net income	—	—	—	26,665	—	—	26,665
Stock-based compensation, net	—	—	1,360	—	—	—	1,360
Restricted stock unit vested	35,737	672	(780)	—	—	—	(108)
Cash dividends on common stock ($0.64 per share)	—	—	—	(11,720)	—	—	(11,720)
Stock options exercised	112,250	2,399	(558)	—	—	—	1,841
Repurchase of common stock	(1,036,750)	(15,039)	—	(5,637)	—	—	(20,676)
Other comprehensive loss, net of taxes	—	—	—	—	—	(745)	(745)
Balance at December 31, 2024	17,720,416	$259,957	$3,645	$264,460	$72	$(20,257)	$507,877
Net income	—	—	—	31,948	—	—	31,948
Stock-based compensation, net	—	—	1,743	—	—	—	1,743
Restricted stock unit vested	60,430	1,033	(1,298)	—	—	—	(265)
Cash dividends on common stock ($0.64 per share)	—	—	—	(11,264)	—	—	(11,264)
Stock options exercised	23,500	566	(149)	—	—	—	417
Repurchase of common stock	(746,949)	(10,862)	—	(3,120)	—	—	(13,982)
Other comprehensive income, net of taxes	—	—	—	—	—	6,936	6,936
Balance at December 31, 2025	17,057,397	$250,694	$3,941	$282,024	$72	$(13,321)	$523,410

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

(In thousands)

	2025	2024	2023
Operating activities
Net income	$31,948	$26,665	$42,465
Adjustments to reconcile net income to net cash from Operating activities:
Depreciation and amortization of premises and equipment	1,871	1,898	2,018
Net accretion of discount for securities, loans, deposits, and other	(2,913)	(4,244)	(5,396)
Unrealized loss/(gain) on equity securities	74	(41)	(24)
Amortization of investment in affordable housing tax credits	2,097	1,336	1,127
Amortization of intangible assets	1,807	2,342	2,568
Amortization of right-of-use asset	5,126	5,011	5,042
Change in operating lease liabilities	(5,009)	(4,742)	(4,730)
Provision for credit losses	10,358	9,857	3,362
Stock-based compensation, net	1,743	1,360	750
Deferred tax (benefit)/expense	(641)	(2,918)	216
Gain on sale of loans	(1,156)	(1,586)	(374)
Gain on OREO	—	(1,016)	(133)
Gain on sale of fixed assets	(42)	—	(32)
Increase in cash surrender value of BOLI	(1,676)	(1,577)	(1,409)
Loans originated and purchased for sale, net	(7,751)	(35,568)	(15,058)
Proceeds from loans sold	17,630	63,268	18,743
Other items	(10,079)	(1,550)	2,157
Net cash provided by operating activities	43,387	58,495	51,292
Investing activities
Securities available for sale:
Purchases	(260,984)	(415,396)	(694,210)
Maturities, repayments and calls	286,465	316,151	640,993
Securities held to maturity:
Maturities, repayments and calls	1,000	—	500
(Purchase) sale of other equity securities, net	(3,216)	489	(479)
Net increase of investment in qualified affordable housing projects	(3,765)	(2,525)	(279)
Net (increase)/decrease in loans	(343,792)	(61,254)	296,693
Proceeds from sales of loans originally classified as HFI	57,343	—	—
Proceeds from sales of OREO	7,526	2,936	711
Proceeds from sale of fixed assets	42	—	32
Purchases of premises and equipment	(798)	(788)	(652)
Net cash (used in)/provided by investing activities	(260,179)	(160,387)	243,309
Financing activities
Net increase/(decrease) in demand deposits and savings accounts	256,791	53,696	(241,730)
Net increase/(decrease) in time deposits	9,667	(144,769)	438,625
Advances from Federal Home Loan Bank	170,000	50,000	80,000
Repayment of Federal Home Loan Bank borrowings	(240,000)	—	(150,000)
Cash dividends paid	(11,264)	(11,720)	(12,163)
Restricted stock units vesting	(265)	(108)	—
Redemption of subordinated notes	—	—	(55,000)
Common stock repurchased, net of repurchased costs	(13,982)	(20,676)	(6,803)
Exercise of stock options	417	1,841	295
Net cash provided by/(used in) financing activities	171,364	(71,736)	53,224
Net (decrease)/increase in cash and cash equivalents	(45,428)	(173,628)	347,825
Cash and cash equivalents at beginning of period	257,745	431,373	83,548
Cash and cash equivalents at end of period	$212,317	$257,745	$431,373
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$108,683	$120,917	$93,721
Taxes paid	18,721	6,225	21,389
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	12,666	1,920	—
Loans transferred to held for sale, net	56,883	35,453	5,254
Additions to servicing assets	190	433	234
Recognition of operating lease right-of-use assets	(104)	(3,256)	(9,398)
Recognition of operating lease liabilities	104	3,256	9,398

The accompanying notes are an integral part of these consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION

RBB Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, Royal Business Bank (“Bank”) and RBB Asset Management Company (“RAM”), collectively referred to herein as “the Company.” RBB Bancorp was formed in January 2011 as a bank holding company and RAM was formed in 2012 to hold and manage problem assets acquired in business combinations. There are no problem assets at RAM or activity in this subsidiary for the years ended December 31, 2025 and 2024. When we refer to “we”, “us”, “our”, or the “Company”, we are referring to RBB Bancorp and its consolidated subsidiaries including the Bank and RAM, collectively. When we refer to the “parent company”, “Bancorp”, or the “holding company”, we are referring to RBB Bancorp, the parent company, on a stand-alone basis.

At December 31, 2025, the Company had total assets of $4.2 billion, gross consolidated loans of $3.3 billion, total deposits of $3.4 billion and total shareholders' equity of $523.4 million.

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

Summary of Significant Accounting Policies

Cash and Cash Equivalents. Cash and cash equivalents include cash and due from banks and interest-earning deposits in other financial institutions with original maturities of less than 90 days. Net cash flows are reported for customer loan and deposit transactions and interest-earning deposits in other financial institutions.

Cash and Due from Banks. Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. There were no reserves required to be held as of December 31, 2025 and 2024. We maintain amounts in due from bank accounts, which may exceed federally insured limits. We have not experienced any losses in such accounts.

Interest-Earning Time Deposits in Other Financial Institutions. Interest-earning time deposits in other financial institutions not included in cash and cash equivalents are carried at cost and generally mature in one year or less.

Investment Securities. Investment securities are classified as held to maturity (“HTM”) and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investment securities not classified as HTM are classified as available for sale (“AFS”). AFS securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized on the level-yield method to the earlier of the maturity date or call date of the underlying securities. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Allowance for Credit Losses - HTM securities. Management measures expected credit losses on HTM debt securities on a collective basis by major security type and accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses. The estimate of expected credit losses on HTM securities considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Allowance for Credit Losses - AFS securities. For AFS debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, then the security’s amortized cost basis is written down to fair value through income. For debt securities AFS that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, then the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, then a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income (loss).

Changes in the allowance for credit losses on AFS securities are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectability of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

Loans Held For Sale. Mortgage loans originated or acquired and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is determined by reducing the amount allocated to the servicing right, when applicable. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loans sold.

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

Loans held for sale at December 31, 2025, consisted primarily of first trust deed mortgages on single-family residential properties. Loans held for sale at December 31, 2024, consisted primarily of nonperforming commercial real estate loans under contract for sale.

Loans. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs and net of any unamortized deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Allowance for Credit Losses (“ACL”) - Loans. Effective January 1, 2022, upon the adoption of ASU 2016-13, Financial Instruments—Credit Losses (ASC 326), we account for credit losses on loans in accordance with ASC 326, which requires us to record an estimate of expected lifetime credit losses for loans at the time of origination. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the loan portfolio as of the date of the consolidated balance sheets. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. We have elected to utilize a DCF approach for all segments except for consumer loans and loans to non-depository financial institutions, which use a remaining life approach.

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

We assess expected credit losses for individual instruments that have different risk characteristics than those that are evaluated on a collective (pooled) basis, in accordance with ASC 326. An individual analysis will provide a specific reserve or charge-off for instruments involved when comparing the carrying value to the fair market value of collateral or present value of future cash flow. The Company performs such individual analysis on loans that are 90 or more days past due or on non-accrual status. Credit losses are not estimated for accrued interest receivable as interest that is deemed uncollectible is written off through interest income.

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

Servicing Rights (included in “Accrued interest and other assets” in the consolidated balance sheets). Servicing rights are established as an intangible asset when mortgage loans and SBA loans are sold with servicing retained and they are initially recorded at fair value with the income statement effect recorded in the gain on sale of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

Transfers of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from us, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment. Land is carried at cost. Premises, leasehold improvements and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which is thirty years for premises and ranges from three to ten years for leasehold improvements and equipment. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for improvements or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Operating Lease ROU Assets and Lease Liabilities. Operating lease Right-of-Use (“ROU”) assets and lease liabilities are included in other assets and other liabilities, respectively, on our consolidated balance sheet. The ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date.  The lease terms include periods covered by options to extend or terminate the lease if we are reasonably certain to exercise such options.  We use our incremental borrowing rate to determine the present value of our lease liabilities, and we do not recognize ROU assets or lease liabilities for leases with an initial term of 12 months or less.

We determine if a contract arrangement is a lease at inception and we primarily enter into operating lease contracts for our branch locations, office space, and certain equipment. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We did not have any leases with variable lease payments or residual value guarantees as of December 31, 2025.

Other Real Estate Owned (included in “Accrued interest and other assets” in the consolidated balance sheets). Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value at the date of foreclosure, establishing a new cost basis by a charge to the allowance for credit losses, if necessary. Other real estate owned is carried at the lower of our carrying value of the property or its fair value, less estimated carrying costs and costs of disposition. Fair value is based on current appraisals less estimated selling costs. Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance. Operating expenses and related income of such properties and gains and losses on their disposition are included in other operating income and expenses.

Goodwill and Other Intangible Assets. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions is not amortized, but tested for impairment at least annually. ASC Topic 350 provides entities with the option to perform a qualitative assessment to determine whether it is more likely than not (i.e., a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount, including goodwill. Other intangible assets (included in “Accrued interest and other assets” in the consolidated balance sheets) consist of core deposit intangible (“CDI”) assets arising from acquisitions.

Bank Owned Life Insurance. We have purchased life insurance policies on a select group of employees and directors. Bank Owned Life Insurance (“BOLI”) is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Increases in the cash value of these policies, as well as insurance proceeds received, are recorded in the other noninterest income and are not subject to income tax for as long as they are held for the life of the covered employees and directors.

FHLB Stock and Other Equity Securities. We are a member of the Federal Home Loan Bank (“FHLB”) system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

We also own several Community Reinvestment Act (“CRA”) equity investments, other bank stock, and other equity investments without readily determinable fair values included in “Accrued interest and other assets” on the consolidated balance sheets. We measure these equity securities at cost less impairment, plus or minus observable price changes in orderly transactions.

Stock-Based Compensation. We recognize equity-based awards granted to employees as compensation expense. Such expense is based on the grant date fair value of equity awards, including stock options and time-based and performance-based restricted stock units. The expense related to equity-based awards granted to directors or other qualified non-employee awardees is recognized as other noninterest expense.

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

Restricted stock units are generally valued based on the closing price of our stock on the date of the grant. Restricted stock units containing a market condition are valued using a Monte Carlo model simulation to determine the fair value of such awards on the date of grant. Stock-based compensation expense is recognized over the period which an employee is required to provide services in exchange for the award, generally defined as the vesting period. When the options are exercised or restricted stock units are vested, our policy is to issue new shares of stock. Our accounting policy is to recognize forfeitures as they occur.

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

Purchased Federal Transferable Tax Credits. Purchased federal transferable tax credits represent qualifying federal income tax credits acquired from an unrelated third party to offset amounts that otherwise would be due and payable to the IRS. A purchased federal transferrable tax credit is recognized as a payable to the third party seller in the year the underlying qualifying project, which is generating the tax credits, is placed in service and at the same time an income tax receivable from the IRS is established by the Company. Such federal tax credits are purchased at a discount which is recognized as a reduction in the federal income tax expense by the Company.  See Note 12 for more information and disclosures relating to purchased federal transferable tax credits.

Retirement Plans. We established a 401(k) plan in 2010. We contributed $897,000, $826,000, and $707,000 in 2025, 2024, and 2023.

Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of taxes.

Financial Instruments. In the ordinary course of business, we enter into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit, unused lines of credit, commercial and similar letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

See Note 13 for more information and disclosures relating to our financial instruments.

Derivatives. Interest Rate Lock Commitments (“IRLCs”) are agreements under which we agree to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Under the agreement, we commit to lend funds to a potential borrower (subject to our approval of the loan) on a fixed or adjustable rate basis, regardless of whether interest rates change in the market, or on a floating rate basis. As such, outstanding IRLCs are subject to interest rate risk and related price risk during the period from the date of issuance through the date of loan funding, cancelling or expiration. Loan commitments generally range between 30 and 90 days; however, the borrower is not obligated to obtain the loan. We are subject to fallout risk related to IRLCs, which is realized if approved borrowers choose not to close on the loans within the terms of the IRLCs. We use best efforts commitments to substantially eliminate these risks. Historical commitment-to-closing ratios are considered to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs.

ASC 815, Derivatives and Hedging, provides that IRLCs on mortgage loans that will be held for resale are derivatives and must be accounted for at fair value on the balance sheet. ASC 820, Fair Value Measurements and Disclosures, specifies how these derivatives are valued. Commitments to originate mortgage loans to be held for investment and other types of loans are generally not derivatives. We have elected to account for these obligations at fair value.

Forward Mortgage Loan Sale Contracts (“FMLSC”) are utilized to avoid interest rate risk at the time an interest rate lock commitment is made to the buyer. We are subject to interest rate and price risk on its mortgage loans held for sale from the loan funding date until the date the loan is sold. Best efforts commitments which fix the forward sales price that will be realized in the secondary market are used to eliminate our interest rate and price risk. To avoid interest rate risk, we will enter into FMLSCs at the time we make an interest rate lock commitment to the buyer. The buyer can enter into mortgage loan sales commitments on a “mandatory” or “best efforts” basis. Mandatory commitments provide that the loan must be delivered or the commitment be “paired off.” In general, best efforts commitments provide that the loan be delivered if and when it closes. Forward commitments, also known as forward loan sales commitments, are considered derivatives under ASC Topic 815, Derivatives and Hedging, because they meet all of the following criteria:

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

Earnings Per Share (“EPS”). Basic and diluted EPS are calculated using the two-class method since we have issued share-based payment awards considered participating securities because they entitle holders the rights to dividends during the vesting term. The two-class method is an earnings allocation formula that determines net income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution, utilizing the treasury method for restricted awards and stock options, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

See Note 19 for more information and disclosures relating to our EPS.

Fair Value Measurement. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Current accounting guidance establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair values:

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

Operating Segments. Management has determined that since generally all of the banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment.

See Note 21 for more information and disclosures relating to our operating segment.

Recent Accounting Pronouncements

Recently Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This Update enhances the transparency and decision usefulness of income tax disclosures. The amendments in this Update require the following: 1) consistent categories and greater disaggregation of information in the rate reconciliation, and 2) income taxes paid disaggregated by jurisdiction. The amendments in the ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this Update should be applied on a prospective basis. However, retrospective application in all prior periods presented is permitted. We adopted ASU 2023-09 on December 31, 2025, and the adoption did not have a material impact on our consolidated financial statements. See Note 12 for more information and disclosures relating to our income taxes.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disaggregated disclosure of income statement expenses within the footnotes to the financial statements for any relevant expense caption presented on the face of the income statement within continuing operations into the following required natural expense categories, as applicable: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion and amortization recognized as part of oil- and gas-producing activities or other types of depletion services. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The guidance should be applied prospectively with an option to apply it retrospectively for each period presented. Adoption of ASU 2024-03 is not expected to have a material impact on the Company's consolidated financial statements.

In November of 2025, the FASB issued ASU 2025-08, Financial Instruments-Credit Losses (Topic 326) – Purchased Loans. Under the guidance that currently exists in ASC Topic 326, purchased loans are initially recorded at fair value, and an allowance for expected credit losses is separately recognized in accordance with Topic 326. If a financial asset acquired has a “more-than-insignificant” deterioration of credit quality since its origination, it is accounted for as a purchased financial asset with credit deterioration ("PCD") using a “gross-up approach.” The gross-up approach requires recognition of an ACL for the estimate of credit losses at the acquisition date. The ACL is recorded with an offsetting gross-up adjustment to the purchase price of the acquired financial asset. If a financial asset acquired does not have “more-than-insignificant” deterioration of credit quality since its origination ("non-PCD"), the ACL is recognized with a corresponding charge to credit loss expense. The amendments in this ASU expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this ASU, loans acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non-PCD loans that are acquired in a business combination are deemed seasoned. Other non-PCD loans are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments in this ASU should be applied prospectively to loans that are acquired on or after the initial application date. The Company adopted this guidance, effective January 1, 2026. After adoption, the Company will apply the gross-up approach to recording an allowance for credit losses for purchased seasoned loans; however, this is not expected to have a material impact on the Company’s consolidated financial statements.

In December of 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) – Accounting for Government Grants Received by Business Entities. ASU 2025-10 creates authoritative guidance for business entities for the accounting for government grants. Prior to the issuance of this guidance, there was no specific authoritative guidance within GAAP regarding the recognition, measurement, and presentation of a government grant received by a business entity and, as a result, many entities used other sections of authoritative accounting literature by analogy to account for government grants that were received. The new guidance requires that a government grant received by a business entity should not be recognized until: (1) it is probable that (a) a business entity will comply with the conditions attached to the grant and (b) the grant will be received; and (2) a business entity meets the recognition guidance for a grant in ASC 832. The new guidance also establishes classification guidance for grants in the consolidated financial statements and prescribes disclosures of grants that include the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments may be adopted using either a modified prospective, modified retrospective, or prospective approach. The Company does not expect that adoption of the new standard will have a material impact on its consolidated financial statements.

In December of 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) – Narrow-Scope Improvements. The guidance in ASU 2025-11 was issued to improve the guidance in ASC by clarifying the required interim disclosures and when that guidance is applicable. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The new guidance does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provides clarity on the current interim reporting requirements. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. Management is still evaluating the provisions of ASU 2025-11, however it is expected that adoption of the new guidance will not have a material impact on the Company’s interim financial reporting.

NOTE 3 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of available for sale (“AFS”) securities and held to maturity (“HTM”) securities at December 31, 2025 and 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$22,850	$34	$(179)	$22,705
SBA agency securities	21,326	90	(236)	21,180
Mortgage-backed securities: residential	91,049	634	(4,505)	87,178
Mortgage-backed securities: commercial	5,010	—	(33)	4,977
Collateralized mortgage obligations: residential	120,475	760	(8,740)	112,495
Collateralized mortgage obligations: commercial	102,755	183	(2,161)	100,777
Commercial paper	19,948	—	—	19,948
Corporate debt securities	30,165	75	(1,811)	28,429
Municipal tax-exempt securities	12,567	—	(3,052)	9,515
Total available for sale	$426,145	$1,776	$(20,717)	$407,204

Held to maturity
Municipal tax-exempt securities	$4,184	$—	$(81)	$4,103
Total held to maturity	$4,184	$—	$(81)	$4,103

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2024	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$21,592	$—	$(550)	$21,042
SBA agency securities	27,231	—	(467)	26,764
Mortgage-backed securities: residential	62,351	—	(6,674)	55,677
Collateralized mortgage obligations: residential	117,936	178	(12,638)	105,476
Collateralized mortgage obligations: commercial	94,284	175	(2,803)	91,656
Commercial paper	78,687	1	(3)	78,685
Corporate debt securities	34,733	43	(2,961)	31,815
Municipal tax-exempt securities	12,602	—	(3,527)	9,075
Total available for sale	$449,416	$397	$(29,623)	$420,190

Held to maturity
Municipal taxable securities	$500	$1	$—	$501
Municipal tax-exempt securities	4,691	—	(244)	4,447
Total held to maturity	$5,191	$1	$(244)	$4,948

There were no sales of investment securities during the years ended December 31, 2025, 2024, and 2023.

At December 31, 2025, and December 31, 2024, we pledged investment securities with a fair value of $48.7 million and $23.4 million for certificates of deposit from the state of California. One security with a fair value of $36,000 and $48,000 was pledged to secure a local agency deposit at December 31, 2025 and 2024.

Accrued interest receivable for investment securities at December 31, 2025 and 2024, totaled $1.6 million and $1.6 million.

The amortized cost and fair value of the investment securities portfolio as of December 31, 2025 and 2024, are shown by expected maturity below. Mortgage-backed securities are classified in accordance with their estimated average life. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Less than One Year		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized		Amortized		Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
December 31, 2025	(dollars in thousands)
Government agency securities	$65	$65	$22,785	$22,640	$—	$—	$—	$—	$22,850	$22,705
SBA agency securities	—	—	6,496	6,456	14,830	14,724	—	—	21,326	21,180
Mortgage-backed securities: residential	—	—	26,636	26,537	64,413	60,641	—	—	91,049	87,178
Mortgage-backed securities: commercial	—	—	5,010	4,977	—	—	—	—	5,010	4,977
Collateralized mortgage obligations: residential	6,198	6,248	68,422	68,100	45,855	38,147	—	—	120,475	112,495
Collateralized mortgage obligations: commercial	6,629	6,591	51,805	51,365	44,321	42,821	—	—	102,755	100,777
Commercial paper	19,948	19,948	—	—	—	—	—	—	19,948	19,948
Corporate debt securities	4,022	4,006	8,903	8,733	14,650	13,756	2,590	1,934	30,165	28,429
Municipal tax-exempt securities	—	—	—	—	1,081	921	11,486	8,594	12,567	9,515
Total available for sale	$36,862	$36,858	$190,057	$188,808	$185,150	$171,010	$14,076	$10,528	$426,145	$407,204

Municipal tax-exempt securities	$—	$—	$860	$857	$2,817	$2,742	$507	$504	$4,184	$4,103
Total held to maturity	$—	$—	$860	$857	$2,817	$2,742	$507	$504	$4,184	$4,103

December 31, 2024
Government agency securities	$90	$88	$11,644	$11,304	$9,858	$9,650	$—	$—	$21,592	$21,042
SBA agency securities	—	—	5,934	5,721	21,297	21,043	—	—	27,231	26,764
Mortgage-backed securities: residential	—	—	8,892	8,099	53,459	47,578	—	—	62,351	55,677
Collateralized mortgage obligations: residential	5,126	5,235	55,015	52,867	57,795	47,374	—	—	117,936	105,476
Collateralized mortgage obligations: commercial	705	704	38,811	38,527	54,768	52,425	—	—	94,284	91,656
Commercial paper	78,687	78,685	—	—	—	—	—	—	78,687	78,685
Corporate debt securities	2,000	1,989	11,886	11,706	18,233	16,250	2,614	1,870	34,733	31,815
Municipal tax-exempt securities	—	—	—	—	—	—	12,602	9,075	12,602	9,075
Total available for sale	$86,608	$86,701	$132,182	$128,224	$215,410	$194,320	$15,216	$10,945	$449,416	$420,190

Municipal taxable securities	$500	$501	$—	$—	$—	$—	$—	$—	$500	$501
Municipal tax-exempt securities	—	—	360	347	2,985	2,795	1,346	1,305	4,691	4,447
Total held to maturity	$500	$501	$360	$347	$2,985	$2,795	$1,346	$1,305	$5,191	$4,948

The securities that were in an unrealized loss position at December 31, 2025, and December 31, 2024, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. For a discussion of the factors and criteria the Company uses in analyzing securities for impairment related to credit losses, see Note 2 Summary of Significant Accounting Policies - Allowance for Credit Losses on Available for Sale Securities and Held to Maturity Securities. At December 31, 2025 and 2024, there was no ACL on the AFS or HTM securities portfolio.

We concluded that the unrealized losses were primarily attributed to yield curve movement, together with widened liquidity spreads and credit spreads. All agency securities, mortgage-backed securities, and collateralized mortgage obligations are issued by government or government sponsored entities and have the support of the U.S. federal government. The issuers have not, to our knowledge, established any cause for default on these securities. We expect to recover the amortized cost basis of our securities and have no present intent to sell and will not be required to sell securities that have declined below their cost before their anticipated recovery. As of December 31, 2025 and 2024, all of our HTM securities were rated “AA-” or above. There was no provision for credit losses recognized during the years ended December 31, 2025 and 2024.

The following tables show the related fair value and the gross unrealized losses of the Company's investment securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2025 and 2024:

	Less than Twelve Months			Twelve Months or More			Total
	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances
December 31, 2025	(dollars in thousands)
Government agency securities	$1,749	$(6)	1	$6,572	$(173)	3	$8,321	$(179)	4
SBA agency securities	7,654	(93)	3	2,962	(143)	5	10,616	(236)	8
Mortgage-backed securities: residential	14,196	(91)	4	27,573	(4,414)	15	41,769	(4,505)	19
Mortgage-backed securities: commercial	4,977	(33)	1	—	—	—	4,977	(33)	1
Collateralized mortgage obligations: residential	3,130	(1)	1	53,195	(8,739)	24	56,325	(8,740)	25
Collateralized mortgage obligations: commercial	13,947	(31)	4	49,366	(2,130)	21	63,313	(2,161)	25
Corporate debt securities	—	—	—	22,577	(1,811)	24	22,577	(1,811)	24
Municipal tax-exempt securities	—	—	—	9,515	(3,052)	11	9,515	(3,052)	11
Total available for sale	$45,653	$(255)	14	$171,760	$(20,462)	103	$217,413	$(20,717)	117

Municipal tax-exempt securities	$—	$—	—	$3,663	$(81)	8	$3,663	$(81)	8
Total held to maturity	$—	$—	—	$3,663	$(81)	8	$3,663	$(81)	8

	Less than Twelve Months			Twelve Months or More			Total
	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances
December 31, 2024	(dollars in thousands)
Government agency securities	$14,620	$(219)	3	$6,422	$(331)	4	$21,042	$(550)	7
SBA agency securities	24,971	(273)	7	1,793	(194)	4	26,764	(467)	11
Mortgage-backed securities: residential	25,479	(578)	5	30,198	(6,096)	15	55,677	(6,674)	20
Collateralized mortgage obligations: residential	36,166	(649)	8	55,255	(11,989)	24	91,421	(12,638)	32
Collateralized mortgage obligations: commercial	35,753	(367)	7	30,114	(2,436)	18	65,867	(2,803)	25
Commercial paper	48,874	(3)	3	—	—	—	48,874	(3)	3
Corporate debt securities	—	—	—	26,035	(2,961)	30	26,035	(2,961)	30
Municipal tax-exempt securities	—	—	—	9,075	(3,527)	11	9,075	(3,527)	11
Total available for sale	$185,863	$(2,089)	33	$158,892	$(27,534)	106	$344,755	$(29,623)	139

Municipal tax-exempt securities	$—	$—	—	$4,447	$(244)	10	$4,447	$(244)	10
Total held to maturity	$—	$—	—	$4,447	$(244)	10	$4,447	$(244)	10

Equity Securities - We have several Community Reinvestment Act (“CRA”) equity investments, other bank stocks, and other equity investments. We recorded net gain/(loss) (included in “Other income” in the consolidated statements of income) on such equity investments of $680,000 and ($109,000) during the years ended December 31, 2025 and 2024. The 2025 amount includes an impairment charge of $390,000. Equity securities (included in “Accrued interest and other assets” in the consolidated balance sheets) totaled $26.1 million and $22.9 million as of December 31, 2025, and December 31, 2024.

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

The following table presents the balances in our loans held for investment (“HFI”) portfolio as of December 31, 2025, and December 31, 2024:

	2025	2024
Loans HFI: (1)	(dollars in thousands)
Real Estate:
Single-family residential mortgages	$1,655,382	$1,494,022
Commercial real estate (2)	1,303,019	1,201,420
Construction and land development	155,464	173,290
Commercial:
Commercial and industrial	140,061	129,585
SBA	55,978	47,263
Other	4,397	7,650
Total loans HFI (1)	$3,314,301	$3,053,230
Allowance for loan losses	(43,888)	(47,729)
Total loans HFI, net	$3,270,413	$3,005,501
(1)	Net of premiums(discounts) on acquired loans and net deferred (fees) and costs on originated loans.
(2)	Includes non-farm and non-residential real estate loans, multi-family residential loans and non-owner occupied single-family residential loans.

At December 31, 2025 and 2024, loans with carrying values of $1.9 billion and $1.4 billion were pledged to secure advances from the FHLB. At December 31, 2025 and 2024, loans with carrying values of $88.9 million and $62.5 million were pledged to the Federal Reserve Bank of San Francisco Discount Window.

We sold $58.1 million, $47.7 million and $34.1 million in mortgage loans during 2025, 2024, and 2023. In addition, we sold $10.8 million, $13.8 million and $4.2 million in the guaranteed portion of SBA loans during 2025, 2024, and 2023. Gains on sale of mortgage loans totaled $746,000, $818,000, and $112,000, and gains on sale of SBA loans totaled $493,000, $768,000, and $262,000 in 2025, 2024, and 2023. During 2025, we sold $4.6 million of nonperforming CRE and C&I loans and recognized a loss on sale of $83,000. There were no sales of nonperforming loans during 2024 and 2023.

A summary of the changes in the ACL for the years indicated follows:

	2025			2024			2023
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Allowance for Credit Losses
	(dollars in thousands)
Beginning balance	$47,729	$729	$48,458	$41,903	$640	$42,543	$41,076	$1,156	$42,232
Provision/(reversal) for credit losses	10,603	(245)	10,358	9,768	89	9,857	3,878	(516)	3,362
Less loans charged-off	(14,712)	—	(14,712)	(4,083)	—	(4,083)	(3,194)	—	(3,194)
Recoveries on loans charged-off	268	—	268	141	—	141	143	—	143
Ending balance	$43,888	$484	$44,372	$47,729	$729	$48,458	$41,903	$640	$42,543

The following tables present the balance and activity in the ALL by portfolio segment for the years ended December 31, 2025, 2024, and 2023:

December 31, 2025	Single-Family Residential Mortgages	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning of year	$17,518	$21,879	$6,053	$1,339	$654	$286	$47,729
Provisions/(reversals) for credit losses	5,470	962	3,487	317	356	11	10,603
Charge-offs	(1,403)	(4,679)	(8,175)	(88)	(187)	(180)	(14,712)
Recoveries	—	—	137	79	1	51	268
Ending allowance balance	$21,585	$18,162	$1,502	$1,647	$824	$168	$43,888

December 31, 2024	Single-Family Residential Mortgages	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning of year	$20,117	$17,826	$1,219	$1,348	$1,196	$197	$41,903
(Reversals)/provisions for credit losses	(2,599)	6,637	5,982	—	(464)	212	9,768
Charge-offs	—	(2,645)	(1,148)	(11)	(78)	(201)	(4,083)
Recoveries	—	61	—	2	—	78	141
Ending allowance balance	$17,518	$21,879	$6,053	$1,339	$654	$286	$47,729

December 31, 2023	Single-Family Residential Mortgages	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning of year	$17,640	$17,657	$2,638	$1,804	$621	$716	$41,076
Provisions/(reversals) for credit losses	2,570	2,626	(1,279)	(458)	636	(217)	3,878
Charge-offs	(93)	(2,537)	(140)	—	(62)	(362)	(3,194)
Recoveries	—	80	—	2	1	60	143
Ending allowance balance	$20,117	$17,826	$1,219	$1,348	$1,196	$197	$41,903

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

	Term Loan by Vintage
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Single-family residential mortgages
Pass	$369,196	$98,047	$122,104	$501,580	$209,318	$351,536	$978	$—	$1,652,759
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	679	1,944	—	—	—	—	2,623
Doubtful	—	—	—	—	—	—	—	—	—
Total	$369,196	$98,047	$122,783	$503,524	$209,318	$351,536	$978	$—	$1,655,382
YTD gross charge-offs	$1	$—	$—	$537	$174	$691	$—	$—	$1,403
Commercial real estate
Pass	$263,863	$171,328	$49,551	$395,493	$155,891	$228,915	$—	$—	$1,265,041
Special mention	—	—	—	4,300	668	8,281	—	—	13,249
Substandard	—	668	—	1,578	10,204	12,279	—	—	24,729
Doubtful	—	—	—	—	—	—	—	—	—
Total	$263,863	$171,996	$49,551	$401,371	$166,763	$249,475	$—	$—	$1,303,019
YTD gross charge-offs	$—	$—	$—	$—	$1,383	$3,296	$—	$—	$4,679
Construction and land development
Pass	$4,739	$28,059	$—	$42,440	$3,845	$45,000	$—	$—	$124,083
Special mention	—	3,387	—	—	—	—	—	—	3,387
Substandard	—	—	—	—	19,465	8,529	—	—	27,994
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,739	$31,446	$—	$42,440	$23,310	$53,529	$—	$—	$155,464
YTD gross charge-offs	$—	$—	$—	$1,246	$6,929	$—	$—	$—	$8,175
Commercial:
Commercial and industrial
Pass	$13,681	$55	$1,041	$892	$2,645	$5,839	$99,594	$—	$123,747
Special mention	—	—	—	—	—	—	2,247	—	2,247
Substandard	413	6,014	5	52	—	5,423	2,160	—	14,067
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,094	$6,069	$1,046	$944	$2,645	$11,262	$104,001	$—	$140,061
YTD gross charge-offs	$5	$6	$—	$—	$—	$77	$—	$—	$88
SBA
Pass	$14,433	$2,834	$1,283	$10,718	$9,655	$10,939	$—	$—	$49,862
Special mention	—	—	354	—	—	—	—	—	354
Substandard	—	2,271	—	—	481	3,010	—	—	5,762
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,433	$5,105	$1,637	$10,718	$10,136	$13,949	$—	$—	$55,978
YTD gross charge-offs	$—	$12	$—	$—	$—	$175	$—	$—	$187
Other:
Pass	$—	$—	$86	$630	$3,583	$86	$12	$—	$4,397
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$86	$630	$3,583	$86	$12	$—	$4,397
YTD gross charge-offs	$—	$—	$—	$—	$175	$5	$—	$—	$180
Total by risk rating:
Pass	$665,912	$300,323	$174,065	$951,753	$384,937	$642,315	$100,584	$—	$3,219,889
Special mention	—	3,387	354	4,300	668	8,281	2,247	—	19,237
Substandard	413	8,953	684	3,574	30,150	29,241	2,160	—	75,175
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$666,325	$312,663	$175,103	$959,627	$415,755	$679,837	$104,991	$—	$3,314,301
Total YTD gross charge-offs	$6	$18	$—	$1,783	$8,661	$4,244	$—	$—	$14,712

	Term Loan by Vintage
December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Single-family residential mortgages
Pass	$159,940	$137,264	$549,525	$225,877	$108,541	$299,553	$1,126	$—	$1,481,826
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,178	1,401	1,858	6,759	—	—	12,196
Doubtful	—	—	—	—	—	—	—	—	—
Total	$159,940	$137,264	$551,703	$227,278	$110,399	$306,312	$1,126	$—	$1,494,022
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$220,623	$58,597	$389,578	$158,188	$157,480	$186,619	$—	$—	$1,171,085
Special mention	—	—	936	10,251	3,040	7,060	—	—	21,287
Substandard	—	—	—	—	1,188	7,860	—	—	9,048
Doubtful	—	—	—	—	—	—	—	—	—
Total	$220,623	$58,597	$390,514	$168,439	$161,708	$201,539	$—	$—	$1,201,420
YTD gross charge-offs	$—	$164	$—	$—	$2,064	$417	$—	$—	$2,645
Construction and land development
Pass	$62,541	$8,945	$—	$—	$1,370	$65	$—	$—	$72,921
Special mention	—	—	—	—	44,042	—	—	—	44,042
Substandard	—	8,782	—	38,101	9,444	—	—	—	56,327
Doubtful	—	—	—	—	—	—	—	—	—
Total	$62,541	$17,727	$—	$38,101	$54,856	$65	$—	$—	$173,290
YTD gross charge-offs	$—	$—	$1,148	$—	$—	$—	$—	$—	$1,148
Commercial:
Commercial and industrial
Pass	$7,304	$1,126	$2,593	$3,991	$2,270	$5,242	$98,878	$—	$121,404
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	70	—	1,317	4,820	1,974	—	8,181
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,304	$1,126	$2,663	$3,991	$3,587	$10,062	$100,852	$—	$129,585
YTD gross charge-offs	$8	$—	$3	$—	$—	$—	$—	$—	$11
SBA
Pass	$6,889	$1,813	$10,855	$9,731	$400	$14,209	$—	$—	$43,897
Special mention	—	—	—	—	—	—	—	—	—
Substandard	65	—	—	334	—	2,967	—	—	3,366
Doubtful	—	—	—	—	—	—	—	—	—
Total	$6,954	$1,813	$10,855	$10,065	$400	$17,176	$—	$—	$47,263
YTD gross charge-offs	$78	$—	$—	$—	$—	$—	$—	$—	$78
Other:
Pass	$—	$130	$1,517	$5,718	$246	$—	$16	$—	$7,627
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	23	—	—	—	—	23
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$130	$1,517	$5,741	$246	$—	$16	$—	$7,650
YTD gross charge-offs	$—	$—	$4	$191	$6	$—	$—	$—	$201
Total by risk rating:
Pass	$457,297	$207,875	$954,068	$403,505	$270,307	$505,688	$100,020	$—	$2,898,760
Special mention	—	—	936	10,251	47,082	7,060	—	—	65,329
Substandard	65	8,782	2,248	39,859	13,807	22,406	1,974	—	89,141
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$457,362	$216,657	$957,252	$453,615	$331,196	$535,154	$101,994	$—	$3,053,230
Total YTD gross charge-offs	$86	$164	$1,155	$191	$2,070	$417	$—	$—	$4,083

The following tables present the aging of the recorded investment in past due loans HFI as of December 31, 2025 and 2024, by loan segment and class.

	Accruing Loans
December 31, 2025	30-59 Days	60-89 Days	90 Days Or More	Total Past Due (1)	Nonaccrual Loans	Current	Total Loans HFI
Real estate:	(dollars in thousands)
Single-family residential mortgages (2)	$5,140	$1,321	$—	$6,461	$2,143	$1,646,778	$1,655,382
Commercial real estate	284	204	—	488	8,158	1,294,373	1,303,019
Construction and land development	—	—	—	—	27,994	127,470	155,464
Commercial:
Commercial and industrial	1,277	—	—	1,277	5,116	133,668	140,061
SBA	—	542	—	542	1,221	54,215	55,978
Other:	13	8	—	21	—	4,376	4,397
Total	$6,714	$2,075	$—	$8,789	$44,632	$3,260,880	$3,314,301
________________

(1)	Past due loans exclude nonaccrual loans.
(2)	Nonaccrual SFR mortgage loans include $680,000 of loans in the process of foreclosure.

	Accruing Loans
December 31, 2024	30-59 Days	60-89 Days	90 Days Or More	Total Past Due (1)	Nonaccrual Loans	Current	Total Loans HFI
Real estate:	(dollars in thousands)
Single-family residential mortgages (2)	$7,173	$1,013	$—	$8,186	$11,524	$1,474,312	$1,494,022
Commercial real estate	505	218	—	723	7,353	1,193,344	1,201,420
Construction and land development	—	11,706	—	11,706	44,621	116,963	173,290
Commercial:
Commercial and industrial	51	64	—	115	4,819	124,651	129,585
SBA	315	1,041	—	1,356	1,514	44,393	47,263
Other:	—	—	—	—	12	7,638	7,650
Total	$8,044	$14,042	$—	$22,086	$69,843	$2,961,301	$3,053,230

(1)	Past due loans exclude nonaccrual loans.
(2)	Nonaccrual SFR mortgage loans include $4.4 million of loans in the process of foreclosure.

The following table present the loans HFI on nonaccrual status and the balance of such loans with no ALL, by loan segment and class, as of the dates indicated:

	December 31, 2025		December 31, 2024
	Nonaccrual Loans		Nonaccrual Loans
	with no		with no
	Allowance		Allowance
	for Loan Loss	Nonaccrual Loans	for Loan Loss	Nonaccrual Loans
Real estate:	(dollars in thousands)
Single-family residential mortgages	$2,143	$2,143	$11,524	$11,524
Commercial real estate	4,801	8,158	346	7,353
Construction and land development	27,994	27,994	18,226	44,621
Commercial:
Commercial and industrial	5,116	5,116	4,708	4,819
SBA	1,221	1,221	1,514	1,514
Other:	—	—	—	12
Total	$41,275	$44,632	$36,318	$69,843

The following tables present the amortized cost basis of individually evaluated collateral-dependent loans, by loan segment and class and type of collateral which secures such loans as of the dates indicated:

	December 31, 2025
	Residential Real Estate	Commercial Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$2,143	$—	$—	$2,143
Commercial real estate	—	8,158	—	8,158
Construction and land development	19,465	8,529	—	27,994
Commercial:
Commercial and industrial	5,116	—	—	5,116
SBA	—	1,136	85	1,221
Total	$26,724	$17,823	$85	$44,632

	December 31, 2024
	Residential Real Estate	Commercial Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$11,524	$—	$—	$11,524
Commercial real estate	222	7,131	—	7,353
Construction and land development	26,395	18,226	—	44,621
Commercial:
Commercial and industrial	4,708	—	111	4,819
SBA	40	1,323	151	1,514
Total	$42,889	$26,680	$262	$69,831

We did not recognize any interest income on nonaccrual loans while the loans were in nonaccrual status during the years ended December 31, 2025, and December 31, 2024.

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

The following tables present the carrying value of loans modified for borrowers experiencing financial difficulty during the previous twelve months, by type of modification for the periods indicated:

	Year Ended December 31, 2025
	Payment Deferral		Combination of Rate Reduction and Term Extension		Combination of Principal Reduction, Rate Reduction, and Term Extension		Total Loan Modifications
	Balance	% of Loan Class	Balance	% of Loan Class	Balance	% of Loan Class	Balance	% of Loan Class
	(dollars in thousands)
Commercial real estate	$4,657	0.36%	$—	—%	$3,357	0.26%	$8,014	0.62%
Commercial and industrial	6,871	4.91%	4,708	3.36%	—	—%	11,579	8.27%
SBA	410	0.73%	—	—%	—	—%	410	0.73%
Total	$11,938	0.36%	$4,708	0.14%	$3,357	0.10%	$20,003	0.60%

Modifications for the twelve months ended December 31, 2025, included weighted average payment deferrals of 7.8 months, principal reductions of $3.7 million, weighted average rate reduction of 2.74%, and weighted average term extension of 24.6 months.

	Year Ended December 31, 2024
	Payment Deferral		Term Extension		Combination of Rate Reduction and Term Extension		Total Loan Modifications
	Balance	% of Loan Class	Balance	% of Loan Class	Balance	% of Loan Class	Balance	% of Loan Class
	(dollars in thousands)
Commercial real estate	$6,616	0.55%	$—	—%	$222	0.02%	$6,838	0.57%
Construction and land development	—	—%	35,839	20.68%	11,706	6.76%	47,545	27.44%
Total	$6,616	0.22%	$35,839	1.17%	$11,928	0.39%	$54,383	1.78%

At December 31, 2025 and 2024, we had no commitments to lend to borrowers experiencing financial difficulty whose loans were modified during the period. We closely monitor the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table provides the aging information for loans that were modified over the last 12 months by loan class as of December 31, 2025, and December 31, 2024. There were no loans that were both experiencing financial difficulty and modified during the year ended December 31, 2023.

	December 31, 2025
Loan Class	Current (1)	30-89 Days Past Due	90 Days Or More Past Due	Total
	(dollars in thousands)
Commercial real estate	$3,357	$—	$4,657	$8,014
Commercial and industrial	11,579	—	—	11,579
SBA	410	—	—	410
Total	$15,346	$—	$4,657	$20,003

(1) Includes CRE loans totaling $3.4 million and C&I loans totaling $4.7 million which are current in payments, however remain on nonaccrual at December 31, 2025. None of these loans have defaulted on their modified terms in the last 12 months.

	December 31, 2024
Loan Class	Current (1)	30-89 Days Past Due	90 Days Or More Past Due (2)	Total
	(dollars in thousands)
Commercial real estate	$222	$—	$6,616	$6,838
Construction and land development	9,444	38,101	—	47,545
Total	$9,666	$38,101	$6,616	$54,383

(1) Includes CRE loans totaling $222,000 and C&D loans totaling $9.4 million which are current in payments, however remain on nonaccrual at December 31, 2024. None of these loans have defaulted on their modified terms in the last 12 months.

(2) Includes CRE loans totaling $6.6 million which remain on nonaccrual and have defaulted on their modified terms in the last 12 months.

NOTE 5 - LOAN SERVICING

The loans being serviced for others are not reported as assets in our consolidated balance sheet. The table below presents the underlying principal balances of the loans serviced for others, by class of loans, as of the dates indicated:

	December 31,
	2025	2024
Loans serviced for others:	(dollars in thousands)
Mortgage loans	$833,704	$922,183
SBA loans	90,364	92,678
Commercial real estate loans	2,420	3,761
Construction and land development loans	9,018	7,315

Contractually specified servicing fee income totaled $3.4 million, $3.8 million and $4.2 million for the years ended December 31, 2025, 2024, and 2023. Custodial balances maintained in connection with the foregoing loan servicing (included in noninterest-bearing deposits) totaled $7.0 million and $8.3 million as of December 31, 2025 and 2024.

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

The following table presents the activity in servicing assets (included in “Accrued interest and other assets” in the consolidated balance sheets) for the years ended December 31, 2025, 2024, and 2023:

	2025		2024		2023
	Mortgage	SBA	Mortgage	SBA	Mortgage	SBA
	Loans	Loans	Loans	Loans	Loans	Loans
Servicing assets:	(dollars in thousands)
Beginning of year	$5,656	$1,329	$6,509	$1,601	$7,354	$2,167
Additions	74	116	290	143	176	58
Payoffs	(335)	(21)	(443)	(187)	(329)	(344)
Amortization	(634)	(144)	(700)	(228)	(692)	(280)
End of year	$4,761	$1,280	$5,656	$1,329	$6,509	$1,601

Estimates of the loan servicing asset fair value are derived through a DCF analysis. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography. The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the market place. The analysis accounts for recent transactions, and supply and demand within the market.

The fair value of servicing assets for mortgage loans was $9.7 million and $11.4 million as of December 31, 2025 and 2024. Fair value at December 31, 2025, was determined using a discount rate of 10.09%, average prepayment speed of 7.93%, depending on the stratification of the specific right, and a weighted-average default rate of 0.11%. Fair value at December 31, 2024, was determined using a discount rate of 11.16%, average prepayment speed of 7.52%, depending on the stratification of the specific right, and a weighted-average default rate of 0.10%.

The fair value of servicing assets for SBA loans was $1.8 million and $2.3 million as of December 31, 2025 and 2024. Fair value at December 31, 2025, was determined using a discount rate of 8.5%, average prepayment speed of 26.99%, depending on the stratification of the specific right, and a weighted-average default rate of 1.13%. Fair value at December 31, 2024, was determined using a discount rate of 8.5% and average prepayment speed of 19.46%, depending on the stratification of the specific right, and a weighted-average default rate of 1.04%.

NOTE 6 - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31, 2025 and 2024, follows:

	2025	2024
	(dollars in thousands)
Land	$8,974	$8,974
Building and improvements	15,918	15,822
Furniture, fixtures, and equipment	8,854	8,673
Leasehold improvements	8,243	7,696
	41,989	41,165
Less accumulated depreciation and amortization	(18,578)	(16,814)
Construction in progress	129	250
Total	$23,540	$24,601

Depreciation and leasehold amortization expense was $1.9 million, $1.9 million, and $2.0 million for the years ended December 31, 2025, 2024, and 2023.

Gain on sale of fixed assets totaled $42,000, $0 and $32,000 for the years ended December 31, 2025, 2024, and 2023.

NOTE 7 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions is not amortized, but tested for impairment at least annually. We have selected October 1 as the date to perform the annual impairment test. Goodwill amounted to $71.5 million as of December 31, 2025 and 2024, and is the only intangible asset with an indefinite life on the balance sheet.

We performed a quantitative goodwill impairment analysis as of October 1, 2025, with the assistance of a third-party valuation specialist. The evaluation used two methods to estimate the value of the Company: the market approach and the income approach. The market approach uses pricing information available on publicly traded companies that are similar to the subject company to determine the value of the subject company. Estimates used in the market approach included selecting a representative peer group of institutions, determining an appropriate price to tangible book value based on the results of the peer group institutions, and estimating a control premium based on the whole-bank acquisition prices for representative transactions. The income approach is based on the discounted free cash flows of the subject company using projections of future results, and incorporating economic forecasts and management's plans. Estimates used in the income approach include management's projections of the Company's free cash flows in future periods and an appropriate rate of return that would be required by a market participant. Based on this quantitative analysis, the fair value of the Company was determined to exceed its carrying amount by 5.7% at October 1, 2025. As a result, management concluded that goodwill was not impaired as of October 1, 2025. No goodwill impairment charges were recognized during the years ended December 31, 2025 and 2024.

Other intangible assets consist of core deposit intangible (“CDI”) (included in “Accrued interest and other assets” in the consolidated balance sheets) assets arising from acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. CDI was recognized in the 2013 acquisition of Los Angeles National Bank, in the 2016 acquisition of TFC Holding Company, in the 2018 acquisition of FAIC and in the 2020 acquisition of PGB Holdings, Inc. (“PGBH”). In January 2022, $729,000 of CDI was recognized in conjunction with the Hawaii Branch purchase.

The following table presents changes in the carrying amount of CDI for the periods indicated:

	Year ended December 31,
	2025	2024	2023
Core deposit intangibles	(dollars in thousands)
Balance, beginning of year	$10,459	$10,459	$10,459
Balance, end of year	$10,459	$10,459	$10,459
Accumulated amortization:
Balance, beginning of year	$8,448	$7,664	$6,741
Amortization	673	784	923
Balance, end of year	$9,121	$8,448	$7,664
Core deposit intangibles, net	$1,338	$2,011	$2,795

Estimated CDI amortization expense for the next 5 years is as follows:

CDI Amortization Expense
Year ending December 31:	(dollars in thousands)
2026	$501
2027	417
2028	297
2029	64
2030	33
Thereafter	26
Total	$1,338

NOTE 8 - DEPOSITS

At December 31, 2025, the scheduled maturities of time deposits are as follows:

	$250,000 and under	Greater than $250,000	Total
Time Deposits Expected Maturity Date at December 31,	(dollars in thousands)
2026	$967,896	$891,751	$1,859,647
2027	5,493	840	6,333
2028	604	300	904
2029	368	—	368
2030	309	—	309
Total	$974,670	$892,891	$1,867,561

Time deposits include deposits acquired through both retail and wholesale channels. Wholesale channels include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services. Wholesale time deposits totaled $225.7 million at December 31, 2025, and $147.5 million at December 31, 2024. Brokered time deposits were $145.5 million at December 31, 2025, and $93.2 million at December 31, 2024. Collateralized deposits from the State of California totaled $40.0 million at December 31, 2025, and $20.0 million at December 31, 2024. Time deposits acquired through internet listing services totaled $40.2 million at December 31, 2025, and $34.2 million at  December 31, 2024.

In addition, we offer retail deposit products where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs. Time deposits held through the CDARS program were $128.3 million at December 31, 2025, and $130.6 million at December 31, 2024.  ICS deposits totaled $156.3 million at December 31, 2025, and $146.1 million at December 31, 2024.

NOTE 9 - LONG-TERM DEBT

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

The table below presents the long-term debt and unamortized debt issuance costs as of the dates indicated:

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Principal	$120,000	$120,000
Unamortized debt issuance costs	(89)	(471)
Long-term debt, net of issuance costs	$119,911	$119,529

The following table presents interest and amortization expense on the subordinated notes for the year indicated:

	For the Year Ended December 31,
	2025	2024	2023
Interest Expense:	(dollars in thousands)
Interest	$4,800	$4,800	$7,916
Amortization	382	382	562

We were in compliance with all covenants under the long-term debt as of December 31, 2025.

NOTE 10 - SUBORDINATED DEBENTURES

Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.4 million and $15.2 million as of December 31, 2025 and 2024. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. We  may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System at 100% of the principal amount, plus accrued and unpaid interest. The table below presents subordinated debentures at December 31, 2025:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	December 31, 2025 Effective Rate	Stated Maturity
Subordinated debentures	(dollars in thousands)
TFC Trust	December 22, 2006	$5,155	$1,008	$4,147	Three-month CME Term SOFR plus 0.26% plus 1.65%,	5.63%	March 15, 2037
FAIC Trust I	December 15, 2004	7,217	688	6,529	Three-month CME Term SOFR 0.26% plus 2.25%	6.23%	December 15, 2034
PGBH Trust I	December 15, 2004	5,155	456	4,699	Three-month CME Term SOFR 0.26% plus 2.10%	6.08%	December 15, 2034
Total		$17,527	$2,152	$15,375

In 2016, we acquired TFC Statutory Trust (the “TFC Trust”) through the acquisition of TomatoBank and its holding company, TFC Holding Company (“TFC”). TFC Trust issued 5,000 fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $155,000. TFC issued $5.0 million of subordinated debentures to TFC Trust in exchange for ownership of all of the common securities of TFC Trust and the proceeds of the preferred securities sold by TFC Trust. We are not considered the primary beneficiary of TFC Trust (variable interest entity), therefore TFC Trust is not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. We also purchased an investment in the common stock of TFC Trust for $155,000, which is included in other assets. At the close of this acquisition, a $1.9 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $1.0 million at December 31, 2025, and $1.1 million at December 31, 2024. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 5.63% at  December 31, 2025, and 6.27% at December 31, 2024.

In October 2018, we acquired First American International Statutory Trust I (“FAIC Trust I”) through the acquisition of FAIC. FAIC Trust I issued 7,000 units of 30-year fixed-to-floating rate capital securities with an aggregate liquidation amount of $7.0 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $217,000. We are not considered the primary beneficiary of FAIC Trust I (variable interest entity), therefore FAIC Trust I is not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. We purchased an investment in the common stock of FAIC Trust I for $217,000, which is included in other assets. At the close of this acquisition, a $1.2 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $688,000 at December 31, 2025, and $765,000 at December 31, 2024. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 6.23% at  December 31, 2025, and 6.87% at December 31, 2024.

In January 2020, we acquired PGB Capital Trust I (“PGBH Trust I”) through the acquisition of PGBH. PGBH Trust I issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million to an independent investor, and all of its common securities, with an aggregate liquidation amount of $155,000. We are not considered the primary beneficiary of PGBH Trust I (variable interest entity), therefore PGBH Trust I is not consolidated in our financial statements, but rather the subordinated debentures are shown as a liability. We purchased an investment in the common stock of PGBH Trust I for $155,000, which is included in other assets. At the close of this acquisition, a $763,000 valuation reserve was recorded to arrive at it fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $456,000 at December 31, 2025, and $507,000 at December 31, 2024. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 6.08% at  December 31, 2025, and 6.72% at December 31, 2024.

We recorded interest expense of $1.1 million in 2025, $1.3 million in 2024 and $1.3 million in 2023 on the three subordinated debentures. The aggregate amount of amortization expense was $218,000 in each of the years ended December 31, 2025, 2024, and 2023.

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

As of  December 31, 2025, the Company has duly and punctually paid all payments, maintained 100% ownership of the common securities, and did not incur any additional indebtedness as agreed. The Company was in compliance with all covenants under all subordinated debentures at December 31, 2025.

NOTE 11 - BORROWING ARRANGEMENTS

We have established secured and unsecured lines of credit. We  may borrow funds from time to time on a term or overnight basis from the FHLB, the Federal Reserve Bank of San Francisco (“FRB”) and other financial institutions as indicated below.

FHLB Secured Line of Credit and Advances. At  December 31, 2025, the Bank had a secured borrowing capacity with the FHLB of $1.4 billion collateralized by pledged residential and commercial loans with a carrying value of $1.9 billion. At  December 31, 2025, we had no overnight advances and $130.0 million of putable term advances, with various call dates at the option of the FHLB, and a weighted average rate of 3.49%. The remaining secured borrowing capacity with the FHLB was $1.3 billion as of December 31, 2025. We recognized interest on FHLB advances of $5.2 million, $2.2 million, and $2.9 million for the years ended December 31, 2025, 2024, and 2023.

The details of the FHLB term advances outstanding at December 31, 2025, are shown in the table below:

Advance Date	Amount	Rate	Call Structure	Next Call Date	Final Stated Maturity Date
	(dollars in thousands)
5/8/2025	$10,000	3.69%	One time call	N/A	5/10/2028
6/23/2025	10,000	3.64%	One time call	N/A	6/23/2028
5/8/2025	20,000	3.49%	Quarterly call	2/10/2026	5/10/2028
8/14/2025	20,000	3.38%	Quarterly call	2/14/2026	8/14/2028
3/12/2025	20,000	3.34%	Quarterly call	3/12/2026	3/12/2029
3/14/2025	20,000	3.49%	Quarterly call	3/15/2026	3/15/2029
5/8/2025	20,000	3.52%	Quarterly call (1)	5/8/2026	5/8/2029
6/23/2025	10,000	3.55%	Quarterly call (1)	6/23/2026	6/23/2028
Total	$130,000	3.49%	Weighted average rate

(1) Call option after initial one year lock out.

FRB Secured Line of Credit. At  December 31, 2025, the Bank had a secured borrowing capacity with the FRB of $66.5 million collateralized by pledged loans with a carrying value of $88.9 million.

Federal Funds Arrangements with Commercial Banks. At  December 31, 2025, the Bank  may borrow on an unsecured basis, up to $97.0 million from other financial institutions.

There were no amounts outstanding under any of the other borrowing arrangements above as of December 31, 2025, except the FHLB term advances totaling $130.0 million.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The table below presents income before income tax expense between domestic and foreign for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
United States	$42,134	$35,679	$60,246
Foreign	—	—	—
Income before income taxes	42,134	35,679	60,246

The table below presents the components of income tax expense for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
Current: (1)	(dollars in thousands)
Federal	$7,897	$6,539	$10,804
State	2,930	5,393	6,761
Total Current	10,827	11,932	17,565

Deferred: (1)
Federal	(1,146)	(1,646)	(288)
State	505	(1,272)	504
Total Deferred	(641)	(2,918)	216
Total income tax expense (1)	$10,186	$9,014	$17,781

(1) The Company has no foreign operations or foreign taxes for all years presented.

The following table presents a comparison of the federal statutory income tax rates to the Company's effective income tax rates for the years indicated (as reported under ASU 2023-09 on a retrospective basis):

	For the Year Ended December 31,
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
US federal statutory tax rate	$8,848	21.0%	$7,493	21.0%	$12,652	21.0%
State and local income tax, net of federal income tax effect (1)	2,671	6.4%	2,782	7.8%	5,697	9.5%
Tax credits
Low income housing tax credits	(1,725)	(4.1)%	(1,195)	(3.3)%	(1,017)	(1.7)%
Transferrable energy tax credits	(957)	(2.3)%	(901)	(2.5)%	—	0.0%
Nondeductible and nontaxable	(364)	(0.9)%	(375)	(1.1)%	(367)	(0.6)%
Other items, net
Low income housing tax credit amortization	2,097	5.0%	1,336	3.7%	1,128	1.9%
Tax benefits from low income housing losses	(436)	(1.0)%	(218)	(0.6)%	(173)	(0.3)%
Other	52	0.1%	92	0.3%	(139)	(0.2)%
Total income tax expense	$10,186	24.2%	$9,014	25.3%	$17,781	29.5%

(1) State taxes in California, New York, and New York City comprised the majority (greater than 50 percent) of the tax effect in this category.

Deferred taxes are a result of differences between income tax accounting and GAAP with respect to income and expense recognition. The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying balance sheets as of  December 31:

	2025	2024
Deferred tax assets:	(dollars in thousands)
Credit carryforwards	$1,799	$—
Allowance for credit losses	13,302	14,889
Stock-based compensation	182	244
Operating loss carryforwards	4	4
Unrealized loss on AFS securities	5,678	8,980
Lease liability	7,434	9,127
State tax	540	944
Other	1,550	1,424
	30,489	35,612
Deferred tax liabilities:
Depreciation	(61)	(425)
Deferred loan costs	(3,350)	(3,127)
Acquisition accounting fair value adjustments	(2,237)	(2,536)
Mortgage servicing rights	(1,427)	(1,738)
Right of use asset	(6,903)	(8,618)
Other	(164)	(113)
	(14,142)	(16,557)
Net deferred tax assets	$16,347	$19,055

Income taxes paid for the years ended December 31, 2025, 2024, and 2023 were $18.7 million, $6.2 million, and $21.4 million. Income taxes paid in the following jurisdictions exceed 5% of total income taxes paid for the years indicated:

	For the Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Federal (1)	$14,359	$1,700	$12,954
State and local :
California	1,856	2,975	5,410
New York	1,023	535	1,570
New York City	661	675	1,340
Other	822	340	115
Total state and local	4,362	4,525	8,435
Total income taxes paid	$18,721	$6,225	$21,389

(1) Federal taxes paid in 2025 includes $12.6 million for the purchase of federal tax credits for assets placed in service in 2024.

At December 31, 2025, we have federal tax credit carryforwards of $1.8 million for federal income tax purposes. Tax credit carryforwards, to the extent not used, will begin to expire in 2045. At December 31, 2025, we have usable net operating loss carryforwards from acquisitions of $16,000 for federal and $6,000 for California income tax purposes. Net operating loss carryforwards, to the extent not used, will begin to expire in 2028. The net operating loss carryforwards were generated through acquisitions, and as a result, are substantially limited by Section 382 of the Internal Revenue Code. Benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carryforward amounts noted above. Based on management's assessment, we concluded that no valuation allowance was necessary for the deferred tax assets as of December 31, 2025.

We file income tax returns in federal and various state jurisdictions. We are subject to examinations in federal jurisdiction for the years ended after December 31, 2021. The statutes of limitations for state income tax returns remain open for tax years in accordance with each state's statutes. We are currently under examination by the California Franchise Tax Board for the 2020 tax period resulting from a refund claim in the amount of $256,000. Our liability related to uncertain tax positions was $395,000 at December 31, 2025, and $1.1 million at December 31, 2024. We recognized no material interest or penalties as part of income taxes for the years ended December 31, 2025, 2024, and 2023.

Purchased Federal Transferable Tax Credits

On September 13, 2024, we entered into a Purchase and Sale Agreement ("PSA") for the purchase of federal transferable tax credits to be generated by four projects to be placed in service in 2024 and 2025. Two of the projects were placed in service in 2025 and generated approximately $11.3 million of federal tax credits for the year ended December 31, 2025. The other two projects were placed in service in 2024 and generated $13.6 million of federal tax credits. The discounted purchase price for the projects placed in service in 2025 will be paid by us to the seller, an independent third party, upon the achievement of certain benchmarks outlined in the PSA. The discounted purchase price for the projects placed in service in 2024 was paid by us to the seller in 2025. We will fully utilize the purchased tax credits to offset amounts that otherwise would be due and payable to the IRS for the years ended 2025 and 2024 and for tax years ended 2021 and 2022 through tax credit carryback filings. The ultimate tax benefit to the Company is the difference between the amount of the tax credits purchased and the discounted purchase price.

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

Our exposure to loss in the event of nonperformance on these financial commitments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as we do for loans reflected in the consolidated financial statements.

At  December 31, 2025 and 2024, we had the following financial commitments whose contractual amount represents credit risk:

	2025		2024
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(dollars in thousands)
Commitments to make loans	$10,517	$31,118	$13,973	$70,268
Unused lines of credit	2,747	61,766	883	84,697
Commercial and similar letters of credit	135	2,254	168	2,225
Standby letters of credit	3,964	1,061	1,232	2,061
Total	$17,363	$96,199	$16,256	$159,251

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each client's creditworthiness on a case-by-case basis.

We record a liability for lifetime expected losses on off-balance-sheet credit exposure that does not fit the definition of unconditionally cancelable in accordance with ASC 326. We use the loss rate and exposure at default framework to estimate a reserve for unfunded commitments. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default. The reserve for off-balance sheet commitments was $484,000 and $729,000 as of December 31, 2025, and December 31, 2024. We recorded a (reversal of) provision for credit losses on unfunded loan commitments of ($245,000) for the year ended December 31, 2025, and $89,000 for the year ended December 31, 2024.

In addition, we invest in various affordable housing partnerships and Small Business Investment Company funds for CRA purposes. Pursuant to these investments, we commit to an investment amount to be fulfilled in future periods. Such unfunded commitments totaled $11.0 million as of December 31, 2025, and $5.7 million as of December 31, 2024. Bancorp also has investments in fintech venture funds, with unfunded commitments of $675,000 as of  December 31, 2025, and $1.2 million as of December 31, 2024.

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

Future minimum rent payments on our leases were as follows at December 31, 2025:

For the year ended December 31,:	(dollars in thousands)
2026	$5,382
2027	5,769
2028	4,852
2029	2,685
2030	2,396
Thereafter	5,903
Total	$26,987
Less amount of payment representing interest	(2,187)
Total present value of lease payments	$24,800

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $5.8 million, $5.8 million, and $5.7 million for the years ended December 31, 2025, 2024, and 2023. The Company received rental income of $640,000, $612,000, and $570,000 for the years ended December 31, 2025, 2024, and 2023.

The following table presents the operating lease related assets and liabilities recorded on the consolidated balance sheets, and the weighted-average remaining lease terms and discount rates as of the dates indicated:

	December 31,	December 31,
	2025	2024
Operating Leases	(dollars in thousands)
ROU assets	$23,026	$28,048
Lease liabilities	24,800	29,705

Weighted-average remaining lease term (in years)	5.96	6.65
Weighted-average discount rate	2.97%	2.83%

Cash paid for operating leases	5,009	4,742

NOTE 15 - RELATED PARTY TRANSACTIONS

There were no loans or outstanding loan commitments to any principal officers or directors, or any of their affiliates at  December 31, 2025 and 2024.

Deposits from principal officers, directors, and their affiliates at December 31, 2025 and 2024, were $73.0 million and $32.5 million.

Certain directors and their affiliates own $6.0 million of RBB subordinated debentures as of December 31, 2025 and 2024.

NOTE 16 - STOCK BASED COMPENSATION

Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan

The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the “Amended OSIP”) was approved by our board of directors in  January 2022 and approved by our shareholders in  May 2022. The Amended OSIP was designed to ensure continued availability of equity awards that will assist us in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the Amended OSIP, our board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. We have reserved up to 30% of issued and outstanding shares of common stock as of the date we adopted the Amended OSIP, or 3,848,341 shares. As of  December 31, 2025, there were 878,916 shares of common stock available for issuance under the Amended OSIP. This represents 5.2% of the issued and outstanding shares of the Company’s common stock as of December 31, 2025. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The Amended OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The Amended OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

We recognized total stock-based compensation expense of $1.4 million, $1.1 million, and $750,000 in 2025, 2024, and 2023. The total unrecognized stock-based expense totaled $2.2 million, $1.9 million, and $517,000 as of December 31, 2025, 2024, and 2023.

Stock Options

Compensation expense for stock options was $44,000, $62,000, and $246,000 for the years ended December 31, 2025, 2024, and 2023. Unrecognized stock-based compensation expense related to options was $73,000, $117,000, and $179,000 as of December 31, 2025, 2024, and 2023. Unrecognized compensation expense related to stock options, as of December 31, 2025, is expected to be recognized over the next 1.4 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions presented below for 2023. No stock options have been granted after March 31, 2023.

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

The table below presents a summary of our stock option awards and activity as of and for the year ended  December 31, 2025:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term in years	Value
Outstanding at beginning of year	174,500	$18.29
Exercised	(23,500)	17.76
Outstanding at end of year	151,000	$18.37	4.67	$360

Options exercisable	139,000	$18.13	4.48	$360

The total fair value of the shares vested was $193,000, $581,000, and $1.1 million in 2025, 2024, and 2023. Unvested stock options totaled 12,000, 21,333, and 65,671 with a weighted average grant date fair value of $6.16, $6.02, and $4.99 as of December 31, 2025, 2024, and 2023. The decrease of unvested stock options during 2025 was due to 9,333 stock options vested with a weighted average grant date fair value of $5.84.

Cash received from the exercise of 23,500 share options was $417,000 for the year ended December 31, 2025. Cash received from the exercise of 112,250 share options was $1.8 million for the year ended December 31, 2024. Cash received from the exercise of 19,403 share options was $295,000 for the year ended December 31, 2023. The intrinsic value of options exercised was $21,000, $429,000, and $90,000 in 2025, 2024, and 2023.

Restricted Stock Units

We award time-based restricted stock units (“TRSUs”) and performance-based restricted stock units (“PRSUs”), which we also refer to collectively as restricted stock units (“RSUs”). The TRSUs have original lives ranging from 1 to 4 years and PRSUs have an original life of 3 years.

We granted 138,922 RSUs during the year ended December 31, 2025, with a weighted average price of $15.70. The RSUs granted during the year ended December 31, 2025, included 28,833 PRSUs subject to pre-established performance metrics including market conditions that will be measured in the future and subject to oversight and approval by the Board of Director’s Compensation Committee. As of December 31, 2025, there were 191,091 unvested RSUs outstanding.

We granted 138,668 RSUs during the year ended December 31, 2024, with a weighted average price of $18.37. The RSUs granted during the year ended December 31, 2024, included 31,270 PRSUs subject to pre-established performance metrics with market conditions that will be measured in the future and subject to oversight and approval by the Board of Director’s Compensation Committee. As of December 31, 2024, there were 140,475 unvested RSUs outstanding.

The vesting date fair value of RSUs that vested during 2025, 2024, and 2023 was $1.3 million, $780,000, and $375,000.

The recorded compensation expense for RSUs was $1.3 million, $994,000, and $504,000 for the years ended  December 31, 2025, 2024, and 2023. Unrecognized stock-based compensation expense related to RSUs was $2.1 million and $1.8 million as of  December 31, 2025 and 2024. As of  December 31, 2025, unrecognized stock-based compensation expense related to RSUs is expected to be recognized over the next 2.3 years.

The following table presents restricted stock unit activity during the twelve months ended  December 31, 2025.

		Weighted-Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	140,475	$18.33
Granted	138,922	15.70
Vested	(75,126)	17.65
Forfeited/cancelled	(13,180)	18.74
Outstanding at end of year	191,091	16.66

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At December 31, 2025, the Company and the Bank were in compliance with the capital conservation buffer requirements. If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, we have elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes, at December 31, 2025, and December 31, 2024, we satisfied all capital adequacy requirements to which we were subject.

As of December 31, 2025 and 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category).

To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The following table sets forth Bancorp’s consolidated and the Bank’s actual capital amounts and ratios and related regulatory requirements as of the dates indicated:

			Amount of Capital Required
					To Be Well Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2025:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$479,047	11.60%	$165,193	4.0%	$206,491	5.0%
Bank	544,296	13.20%	164,965	4.0%	206,206	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$464,133	17.49%	$119,388	4.5%	$172,450	6.5%
Bank	544,296	20.57%	119,075	4.5%	171,998	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$479,047	18.06%	$159,184	6.0%	$212,246	8.0%
Bank	544,296	20.57%	158,767	6.0%	211,690	8.0%
Total Risk-Based Capital Ratio
Consolidated	$632,260	23.83%	$212,246	8.0%	$265,307	10.0%
Bank	577,512	21.82%	211,690	8.0%	264,612	10.0%

(1) These ratios are exclusive of the 2.5% capital conservation buffer.

			Amount of Capital Required
					To Be Well Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2024:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$469,785	11.92%	$157,660	4.0%	$197,075	5.0%
Bank	549,889	13.96%	157,529	4.0%	196,912	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$455,084	17.94%	$114,133	4.5%	$164,859	6.5%
Bank	549,889	21.74%	113,843	4.5%	164,440	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$469,785	18.52%	$152,178	6.0%	$202,903	8.0%
Bank	549,889	21.74%	151,791	6.0%	202,388	8.0%
Total Risk-Based Capital Ratio
Consolidated	$621,225	24.49%	$202,903	8.0%	$253,629	10.0%
Bank	581,720	22.99%	202,388	8.0%	252,985	10.0%

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

Other Real Estate Owned (“OREO”): (included in “Accrued interest and other assets” in the consolidated balance sheets)

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis or on a non-recurring basis as of the dates indicated:

	Fair Value Measurements Using:
December 31, 2025	Level 1	Level 2	Level 3	Total
Assets measured at fair value:	(dollars in thousands)
On a recurring basis:
Securities available for sale
Government agency securities	$—	$22,705	$—	$22,705
SBA agency securities	—	21,180	—	21,180
Mortgage-backed securities	—	92,155	—	92,155
Collateralized mortgage obligations	—	213,272	—	213,272
Commercial paper	—	19,948	—	19,948
Corporate debt securities	—	28,429	—	28,429
Municipal securities	—	9,515	—	9,515
Forward Mortgage Loan Sale Contracts (1)	—	—	11	11
	$—	$407,204	$11	$407,215
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Commercial real estate loans	$—	$—	$3,071	$3,071
Construction and land development loans	—	—	19,465	19,465
Commercial and industrial loans	—	—	4,708	4,708
Other real estate owned (1)	—	—	8,830	8,830
	$—	$—	$36,074	$36,074

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets measured at fair value:	(dollars in thousands)
On a recurring basis:
Securities available for sale
Government agency securities	$—	$21,042	$—	$21,042
SBA agency securities	—	26,764	—	26,764
Mortgage-backed securities	—	55,677	—	55,677
Collateralized mortgage obligations	—	197,132	—	197,132
Commercial paper	—	78,685	—	78,685
Corporate debt securities	—	31,815	—	31,815
Municipal securities	—	9,075	—	9,075
	$—	$420,190	$—	$420,190
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Commercial real estate loans	$—	$—	$4,751	$4,751
Construction and land development loans	—	—	30,676	30,676
SBA loans	—	—	66	66
	$—	$—	$35,493	$35,493

The fair value of assets evaluated on a non-recurring basis is based on third party appraisals, including adjustments to comparable market data as summarized in the table below.

December 31, 2025	Fair Value	Valuation Techniques	Unobservable Input(s)	Range
	(dollars in thousands)
Collateral dependent loans:
Commercial real estate loans	$3,071	Market approach	Adjustments (1)	(41%) to 4%
Construction and land development loans	19,465	Market approach	Adjustments (1)	9% to 23%
Commercial and industrial loans	4,708	Market approach	Adjustments (1)	(20%) to 20%
Other real estate owned (2)	8,830	Market approach	Adjustments (1)	(10%) to 21%
Total	$36,074

(1)	Represents the minimum and maximum range of adjustments made by appraisers for differences in comparable sales.
(2)	Included in “Accrued interest and other assets” on the consolidated balance sheets.

December 31, 2024	Fair Value	Valuation Techniques	Unobservable Input(s)	Range
	(dollars in thousands)
Collateral dependent loans:
Commercial real estate loans	$4,751	Market approach	Adjustments (1)	(41%) to 4%
Construction and land development loans	30,676	Market approach	Adjustments (1)	(19%) to 5%
SBA loans	66	Market approach	Adjustments (1)	(4%) to 11%
Total	$35,493

(1)	Represents the minimum and maximum range of adjustments made by appraisers for differences in comparable sales.

There was $8.8 million of OREO as of December 31, 2025, and no OREO as of December 31, 2024. During 2024, we foreclosed on and sold three properties, and recognized a total gain on OREO of $1.0 million.

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

Loans -- For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for all other loans are estimated using DCF analyses, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of loans as of December 31, 2025 and 2024, was measured using an exit price notion, a Level 3 measurement.

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

The fair value hierarchy level and estimated fair value of significant financial instruments at December 31, 2025 and 2024, are summarized as follows:

		December 31, 2025		December 31, 2024
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
Financial Assets:		(dollars in thousands)
Cash and due from banks	Level 1	$212,317	$212,317	$257,745	$257,745
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities - AFS	Level 2	407,204	407,204	420,190	420,190
Investment securities - HTM	Level 2	4,184	4,103	5,191	4,948
Loans held for sale	Level 2	2,067	2,067	11,250	11,250
Loans, net	Level 3	3,270,413	3,221,797	3,005,501	2,942,026
Equity securities (1)	Level 3	26,086	26,086	22,944	22,944
Investment in FHLB stock	Level 2	15,000	15,000	15,000	15,000
Servicing assets (1)	Level 3	6,041	11,521	6,985	13,761
Accrued interest receivable (1)	Level 1/2/3	16,230	16,230	14,582	14,582

		Notional	Fair	Notional	Fair
Derivative assets:		Value	Value	Value	Value
Forward Mortgage Loan Sale Contracts (1)	Level 3	$515	$11	$—	$—

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,350,398	$3,350,982	$3,083,789	$3,078,409
FHLB advances	Level 3	130,000	129,198	200,000	198,783
Long-term debt	Level 3	119,911	114,691	119,529	109,463
Subordinated debentures	Level 3	15,375	15,227	15,156	14,975
Accrued interest payable (2)	Level 2/3	7,960	7,960	7,950	7,950

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

(2) Included in “Accrued interest and other liabilities” on the consolidated balance sheets.

NOTE 19 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute earnings per share (“EPS”):

	2025		2024		2023
	Income	Shares	Income	Shares	Income	Shares
	(dollars in thousands, except shares and per share data)
Net income as reported	$31,948		$26,665		$42,465
Shares outstanding		17,057,397		17,720,416		18,609,179
Impact of weighting shares		377,630		401,348		356,167
Used in basic EPS	31,948	17,435,027	26,665	18,121,764	42,465	18,965,346
Dilutive effect of outstanding
Stock options		7,526		20,883		15,322
Restricted Stock Units		41,966		35,788		4,565
Performance Stock Units		15,811		4,884		—
Used in dilutive EPS	$31,948	17,500,330	$26,665	18,183,319	$42,465	18,985,233

Basic earnings per common share	$1.83		$1.47		$2.24
Diluted earnings per common share	$1.83		$1.47		$2.24

Options to purchase 34,000, 18,000, and 332,500 shares of common stock were excluded from the calculation of diluted earnings per share for the years ended December 31, 2025, 2024, and 2023, because their effect would have been anti-dilutive. There were 2,300, zero, and 6,012 antidilutive unvested RSUs outstanding for the  years ended December 31, 2025, 2024, and 2023.

NOTE 20 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under Topic 606 for the periods indicated:

	For the Year Ended December 31,
	2025	2024	2023
Noninterest income, in scope	(dollars in thousands)
Fees and service charges on deposit accounts	$1,923	$1,898	$2,014
Other fees (1)	938	722	984
Other income (2)	2,264	2,217	2,158
Gain on sale of OREO and fixed assets	42	456	166
Total in-scope noninterest income	5,167	5,293	5,322
Noninterest income, not in scope (3)	11,706	10,042	9,696
Total noninterest income	$16,873	$15,335	$15,018

(1)	Other fees consist of wealth management fees, miscellaneous loan fees and postage/courier fees.
(2)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, and OREO income.
(3)

Noninterest income outside the scope of ASC 606 primarily represents: net loan servicing income, letter of credit commissions, import/export commissions, BOLI income, gains (losses) on sales of loans, income from equity investments, gain on transfer to OREO, recoveries on loans acquired in a business combination, CDFI Equitable Recovery Program and Bank Enterprise Award, and the ERC.

Fees and Services Charges on Deposit Accounts

Fees and service charges on deposit accounts include charges for analysis, overdraft, cashier's check fees, ATM, and safe deposit activities executed by our deposit clients, as well as interchange income earned through card payment networks for the acceptance of card based transactions. Fees earned from our deposit clients are governed by contracts that provide for overall custody and access to deposited funds and other related services, and can be terminated at will by either party; this includes fees from money service businesses ("MSBs"). Fees received from deposit clients for the various deposit activities are recognized as revenue once the performance obligations are met. Periodic service charges are generally collected monthly directly from the customer’s deposit account, and at the end of a statement cycle, while transaction based service charges are typically collected at the time of or soon after the service is performed.

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

Accounting policies for segments are the same as those described in Note 2 — Summary of Significant Accounting Policies. Segment performance is evaluated using consolidated net income, total assets, total loans, and total deposits. Information reported internally for performance assessment by the CODM follows:

	For the Year Ended December 31,
	2025	2024
Banking Segment	(dollars in thousands)
Interest and dividend income	$221,126	$216,661

Reconciliation of revenue
Other revenues	16,873	15,335
Total consolidated revenues	$237,999	$231,996

Less:
Interest expense	108,844	117,297
Segment net interest income and noninterest income	$129,155	$114,699
Less:
Provision for credit losses	10,358	9,857
Salaries and benefits expense	43,056	39,395
Other segment items (1)	33,607	29,768
Income tax expense	10,186	9,014
Consolidated net income	$31,948	$26,665

Total Assets	$4,208,294	$3,992,477
Total Loans	$3,316,368	$3,064,480
Total Deposits	$3,350,398	$3,083,789

(1)	Other segment items include expenses for occupancy and equipment, data processing, legal and professional, office, marketing and business promotion, insurance and regulatory assessments, core deposit premium amortization and other expenses.

NOTE 22 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

At December 31, 2025, and December 31, 2024, investments in qualified affordable housing projects totaled $17.0 million and $10.1 million. This balance is reflected in accrued interest and other assets on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $10.0 million at December 31, 2025, and $4.8 million at December 31, 2024. The Company expects to fulfill these commitments between 2026 and 2041.

During the years ended December 31, 2025, 2024, and 2023, we recognized tax credits from these investments totaling $1.8 million, $1.2 million and $1.0 million. We had no impairment losses during the years ended December 31, 2025, 2024, and 2023. The amortization of these investments was also included within income tax expense as an offset to such tax credits. During the years ended  December 31, 2025, 2024, and 2023, we recognized amortization expense of $2.1 million, $1.3 million, and $1.1 million.

NOTE 23 - PARENT ONLY CONDENSED FINANCIAL INFORMATION

The parent company only condensed balance sheet as of December 31, 2025 and 2024, and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2025, 2024, and 2023 are presented below:

Condensed Balance Sheets	As of December 31,
	2025	2024
ASSETS	(dollars in thousands)
Cash and cash equivalents	$46,643	$32,101
Investment in Bank	603,573	602,681
Investment in RAM	3,244	3,244
Other assets	6,790	6,096
Total assets	$660,250	$644,122

LIABILITIES AND SHAREHOLDERS' EQUITY
Long term debt	$119,911	$119,529
Subordinated debentures	15,375	15,156
Other liabilities	1,554	1,560
Total liabilities	136,840	136,245
Shareholders' equity:
Common stock	250,694	259,957
Additional paid-in capital	3,941	3,645
Retained earnings	282,024	264,460
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(13,321)	(20,257)
Total shareholders' equity	523,410	507,877
Total liabilities and shareholders' equity	$660,250	$644,122

Condensed Statements of Income

	For the Year Ended December 31,
	2025	2024	2023
	(dollars in thousands)
Dividend from subsidiaries	$45,000	$20,000	$85,000
Interest income/(reversal)	12	18	(41)
Interest expense	6,524	6,699	9,951
Noninterest income	149	—	—
Noninterest expense	1,268	1,126	1,897
Income before equity in undistributed income of subsidiaries	37,369	12,193	73,111
(Distributed income in excess of earnings)/undistributed income of:
Bank	(7,779)	12,075	(34,477)
RAM	—	—	195
Income before income taxes	29,590	24,268	38,829
Income tax benefit	2,358	2,397	3,636
Net income	31,948	26,665	42,465
Other comprehensive income/(loss), net	6,936	(745)	2,153
Total comprehensive income	$38,884	$25,920	$44,618

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:	(dollars in thousands)
Net income	$31,948	$26,665	$42,465
Net amortization of other	601	600	780
Provision for deferred income taxes	—	(18)	(72)
Distributed income in excess of earnings/(undistributed income) of subsidiaries	7,779	(12,075)	34,282
Change in other assets and liabilities	(949)	570	113
Net cash provided by operating activities	39,379	15,742	77,568
Cash flows from investment activities:
Change in other equity securities, net	257	(103)	(490)
Net cash provided by/(used in) investing activities	257	(103)	(490)
Cash flows from financing activities:
Redemptions of subordinated debentures	—	—	(55,000)
Dividends paid	(11,264)	(11,720)	(12,163)
Restricted stock units vesting	(265)	(108)	—
Common stock repurchased, net of repurchased costs	(13,982)	(20,676)	(6,803)
Stock options exercised	417	1,841	295
Net cash used in financing activities	(25,094)	(30,663)	(73,671)

Increase/(decrease) in cash and cash equivalents	14,542	(15,024)	3,407
Cash and cash equivalents beginning of year	32,101	47,125	43,718
Cash and cash equivalents end of year	$46,643	$32,101	$47,125

NOTE 24 – REPURCHASE OF COMMON STOCK

On May 29, 2025, the Board of Directors authorized the repurchase of up to $18.0 million of common stock through June 30, 2026, of which $4.1 million was available as of December 31, 2025. We repurchased 746,949 shares of common stock for a total of $14.0 million at a weighted average share price of $18.55 during 2025.

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

NOTE 25 – SUBSEQUENT EVENTS

On January 26, 2026, the Company announced the Board of Directors had declared a common stock cash dividend of $0.16 per share, payable on February 13, 2026 to common shareholders of record as of  January 30, 2026.

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

As of December 31, 2025, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company assessed the effectiveness of its internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Crowe LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting, a copy of which appears in Item 8.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, that occurred during fiscal year of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR§ 229.408(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item with respect to our directors, executive officers and certain corporate governance practices is contained in our Proxy Statement for our 2026 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2025. Such information is incorporated herein by reference.

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

Securities Authorized for Issuance under Equity Compensation Plan Information

The following table provides information as of December 31, 2025, with respect to options outstanding and available under our Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	151,000	$18.37	1,004,658
Equity compensation plans not approved by security holders	—	—	—
Total	151,000	$18.37	1,004,658

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

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2025 and 2024.

Consolidated Statements of Income for the Years Ended December 31, 2025, 2024, and 2023.

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024, and 2023.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2025, 2024, and 2023.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023.

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

10.30	RBB Bancorp Award Agreement for Employees - Restricted Stock Units under the RBB Bancorp 2017 Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025)*

10.31	Form of Restricted Stock Unit Award Agreement for Directors under the RBB Bancorp 2017 Omnibus Stock Incentive Plan*

10.32	Agreement and Release of Claims, effective as of February 26, 2025, between RBB Bancorp, Royal Business Bank and Mr. David R. Morris (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025)*

19.1	Insider Trading Policy

21.1	Subsidiaries of RBB Bancorp (Reference is made to “Item 1. Business” for the required information.)

23.1	Consent of Crowe LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	RBB Bancorp Mandatory Recovery of Compensation Policy

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of RBB Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (contained in Exhibit 101)

*	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 9, 2026.

RBB BANCORP

By:	/s/ Johnny Lee
Name:	Johnny Lee
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Johnny Lee	Director, President and Chief Executive Officer (principal executive officer)	March 9, 2026
Johnny Lee

/s/ Lynn Hopkins	Executive Vice President; Chief Financial Officer (principal financial and accounting officer)	March 9, 2026
Lynn Hopkins

/s/ Christina Kao	Director, Chair	March 9, 2026
Christina Kao

/s/ James W. Kao	Director	March 9, 2026
James W. Kao

/s/ Johnny Lee	Director	March 9, 2026
Johnny Lee

/s/ Joyce Wong Lee	Director	March 9, 2026
Joyce Wong Lee

/s/ Christopher Lin	Director	March 9, 2026
Christopher Lin

/s/ David R. Morris	Director	March 9, 2026
David R. Morris

/s/ Geraldine Pannu	Director	March 9, 2026
Geraldine Pannu

/s/ Scott Polakoff	Director	March 9, 2026
Scott Polakoff

/s/ Robert Franko	Director	March 9, 2026
Robert Franko

/s/ William A Bennett	Director	March 9, 2026
William A Bennett

/s/ Frank Wong	Director	March 9, 2026
Frank Wong