Form 10-Q
period 2026-03-31
RBB Bancorp
filed 2026-05-08
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026 or

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

Number of shares of common stock of the registrant: 16,935,888 outstanding as of May 4, 2026.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)
	March 31,	December 31,
	2026	2025
Assets
Cash and due from banks	$23,893	$27,086
Interest-earning deposits with financial institutions	173,017	185,231
Cash and cash equivalents	196,910	212,317
Interest-earning time deposits in other financial institutions	600	600
Securities:
Available for sale (amortized cost of $436,187 and $426,145 at March 31, 2026 and December 31, 2025)	415,789	407,204
Held to maturity (fair value of $4,033 and $4,103 at March 31, 2026 and December 31, 2025)	4,182	4,184
Loans held for sale	—	2,067
Loans held for investment	3,325,232	3,314,301
Allowance for loan losses	(43,666)	(43,888)
Loans held for investment, net of allowance for loan losses	3,281,566	3,270,413

Premises and equipment, net	23,204	23,540
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Net deferred tax assets	14,992	16,347
Income tax receivable	6,986	17,483
Cash surrender value of bank owned life insurance (BOLI)	62,403	61,972
Goodwill	71,498	71,498
Right-of-use assets - operating leases	22,601	23,026
Accrued interest and other assets	78,581	82,643
Total assets	$4,194,312	$4,208,294
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$526,882	$526,538
Savings, NOW and money market accounts	1,175,735	956,299
Time deposits $250,000 and under	863,717	974,670
Time deposits over $250,000	773,550	892,891
Total deposits	3,339,884	3,350,398

Reserve for unfunded commitments	484	484
FHLB advances	130,000	130,000
Long-term debt, net of issuance costs	120,000	119,911
Subordinated debentures, net	15,429	15,375
Lease liabilities - operating leases	24,379	24,800
Accrued interest and other liabilities	33,082	43,916
Total liabilities	3,663,258	3,684,884

Commitments and contingencies - Note 12

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 17,074,159 shares issued and outstanding at March 31, 2026 and 17,057,397 shares issued and outstanding at December 31, 2025	251,050	250,694
Additional paid-in capital	3,649	3,941
Retained earnings	290,566	282,024
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(14,283)	(13,321)
Total shareholders’ equity	531,054	523,410
Total liabilities and shareholders’ equity	$4,194,312	$4,208,294

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

(In thousands, except share amounts)

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Interest and dividend income:
Loans	$49,938	$50,447	$45,621
Interest-earning deposits	1,883	2,027	2,014
Investment securities	3,969	4,140	4,136
FHLB stock	760	331	330
Federal funds sold and other	253	248	235
Total interest and dividend income	56,803	57,193	52,336
Interest expense:
Savings deposits, NOW and money market accounts	7,347	5,316	4,468
Time deposits	16,221	19,588	19,084
Long-term debt and subordinated debentures	1,599	1,623	1,632
FHLB advances	1,133	1,158	989
Total interest expense	26,300	27,685	26,173
Net interest income before (reversal of)/provision for credit losses	30,503	29,508	26,163
(Reversal of)/provision for credit losses	(200)	600	6,746
Net interest income after (reversal of)/provision for credit losses	30,703	28,908	19,417
Noninterest income:
Service charges and fees	1,032	1,011	1,017
Loan servicing income, net of amortization	504	556	588
Increase in cash surrender value of BOLI	431	435	403
Gain on sale of loans	324	457	81
Gain on other real estate owned	890	—	—
Other income	1,070	348	206
Total noninterest income	4,251	2,807	2,295
Noninterest expense:
Salaries and employee benefits	11,261	10,733	10,643
Occupancy and equipment expenses	2,511	2,435	2,407
Data processing	1,708	1,750	1,602
Legal and professional	1,503	1,601	1,515
Office expenses	359	477	408
Marketing and business promotion	215	202	197
Insurance and regulatory assessments	749	753	730
Core deposit intangible amortization	134	156	172
Other expenses	818	858	848
Total noninterest expense	19,258	18,965	18,522
Net income before income taxes	15,696	12,750	3,190
Income tax expense	4,396	2,573	900
Net income	$11,300	$10,177	$2,290

Net income per share
Basic	$0.66	$0.60	$0.13
Diluted	$0.66	$0.59	$0.13

Weighted-average common shares outstanding
Basic	17,063,757	17,049,834	17,727,712
Diluted	17,174,526	17,140,478	17,770,588

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Net income	$11,300	$10,177	$2,290

Other comprehensive (loss)/income:
Unrealized (loss)/gain on securities available for sale	(1,457)	1,592	4,272
Related income tax effect	495	(472)	(1,310)
Total other comprehensive (loss)/income	(962)	1,120	2,962

Total comprehensive income	$10,338	$11,297	$5,252

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive Loss, net	Total
Balance at January 1, 2026	17,057,397	$250,694	$3,941	$282,024	$72	$(13,321)	$523,410
Net income	—	—	—	11,300	—	—	11,300
Stock-based compensation, net	—	—	277	—	—	—	277
Restricted stock units vested	16,762	356	(569)	—	—	—	(213)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,758)	—	—	(2,758)
Other comprehensive loss, net of taxes	—	—	—	—	—	(962)	(962)
Balance at March 31, 2026	17,074,159	$251,050	$3,649	$290,566	$72	$(14,283)	$531,054

Balance at January 1, 2025	17,720,416	$259,957	$3,645	$264,460	$72	$(20,257)	$507,877
Net income	—	—	—	2,290	—	—	2,290
Stock-based compensation, net	—	—	255	—	—	—	255
Restricted stock units vested	18,212	327	(540)	—	—	—	(213)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,865)	—	—	(2,865)
Other comprehensive income, net of taxes	—	—	—	—	—	2,962	2,962
Balance at March 31, 2025	17,738,628	$260,284	$3,360	$263,885	$72	$(17,295)	$510,306

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities
Net income	$11,300	$2,290
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of premises and equipment	476	477
Net accretion of securities, loans, deposits, and other	(329)	(857)
Amortization of investment in affordable housing tax credits	587	419
Amortization of intangible assets	426	458
Amortization of right-of-use asset	1,298	1,269
Change in operating lease liabilities	(1,294)	(1,222)
(Reversal of) provision for credit losses	(200)	6,746
Stock-based compensation, net	277	255
Deferred tax expense (benefit)	1,850	(1,362)
Gain on sale of loans	(324)	(81)
Gain on OREO	(890)	—
Increase in cash surrender value of life insurance	(431)	(403)
Loans originated for sale, net	(2,798)	(997)
Proceeds from loans sold	6,360	4,405
Other items	3,123	(3,624)
Net cash provided by operating activities	19,431	7,773
Investing activities
Securities available for sale:
Purchases	(54,888)	(42,382)
Maturities, repayments and calls	45,074	89,259
Purchase of other equity securities, net	(2,045)	(60)
Net increase of investment in qualified affordable housing projects	(453)	(55)
Net increase in loans	(14,824)	(110,430)
Proceeds from sales of loans originally classified as HFI	2,887	13,890
Proceeds from sales of OREO	2,482	7,526
Other investing activities, net	440	(180)
Net cash used in investing activities	(21,327)	(42,432)
Financing activities
Net increase in demand deposits and savings accounts	219,780	23,375
Net (decrease) increase in time deposits	(230,320)	35,440
Proceeds from FHLB advances	—	110,000
Repayments of FHLB Advances	—	(150,000)
Cash dividends paid	(2,758)	(2,865)
Restricted stock units vesting	(213)	(213)
Net cash (used in) provided by financing activities	(13,511)	15,737
Net decrease in cash and cash equivalents	(15,407)	(18,922)
Cash and cash equivalents at beginning of period	212,317	257,745
Cash and cash equivalents at end of period	$196,910	$238,823
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$26,441	$28,646
(Refund) taxes paid	(8,537)	740
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	—	11,696
Loans transferred to held for sale, net	4,058	6,621
Additions to servicing assets	85	67
Recognition of operating lease right-of-use assets	(873)	—
Recognition of operating lease liabilities	873	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 - BUSINESS DESCRIPTION

RBB Bancorp (“RBB”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, Royal Business Bank ("Bank") and RBB Asset Management Company (“RAM”), collectively referred to herein as “the Company”. RAM was formed in 2012 to hold and manage problem assets acquired in business combinations. There are no problem assets at RAM or activity in this subsidiary for the three months ended March 31, 2026 or the year ended December 31, 2025. When we refer to “we”, “us”, “our”, or the “Company”, we are referring to RBB Bancorp and its consolidated subsidiaries including the Bank and RAM, collectively. When we refer to the “parent company”, “Bancorp”, or the “holding company”, we are referring to RBB Bancorp, the parent company, on a stand-alone basis.

At March 31, 2026, we had total assets of $4.2 billion, total loans of $3.3 billion, total deposits of $3.3 billion and total shareholders' equity of $531.1 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

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

We operate as a minority depository institution (“MDI”), which is defined by the Federal Deposit Insurance Corporation (“FDIC”) as a federally insured depository institution where 51% or more of the voting stock is owned by minority individuals or a majority of the board of directors is minority and the community that the institution serves is predominantly minority. A MDI is eligible to receive support from the FDIC and other federal regulatory agencies such as training, technical assistance and review of proposed new deposit taking and lending programs, and the adoption of applicable policies and procedures governing such programs. We intend to maintain our MDI designation, as it is expected that at least 51% of our issued and outstanding shares of capital shall remain owned by minority individuals or a majority of the board of directors is minority and the community that the institution serves is predominantly minority. The MDI designation has been historically beneficial to us, and we continue to use the program for technical assistance.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income or shareholders’ equity. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Annual Report”).

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. It is reasonably possible that these estimates could change as actual results could differ from those estimates. The allowance for credit losses, realization of deferred tax assets, and the valuation of goodwill are particularly subject to change and such change could have a material effect on the consolidated financial statements.

Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” in our consolidated financial statements as of and for the year ended December 31, 2025, included in our 2025 Annual Report. The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASU” or “Update”) and Accounting Standards Codifications (“ASC”), which are the primary source of GAAP. We have not made any changes to our significant accounting policies from those disclosed in our 2025 Annual Report.

Recent Accounting Pronouncements

Recently adopted

In  November of 2025, the FASB issued ASU 2025-08, Financial Instruments-Credit Losses (Topic 326) – Purchased Loans. Under the guidance that currently exists in ASC Topic 326, purchased loans are initially recorded at fair value, and an allowance for expected credit losses is separately recognized in accordance with Topic 326. If a financial asset acquired has a “more-than-insignificant” deterioration of credit quality since its origination, it is accounted for as a purchased financial asset with credit deterioration ("PCD") using a “gross-up approach.” The gross-up approach requires recognition of an ACL for the estimate of credit losses at the acquisition date. The ACL is recorded with an offsetting gross-up adjustment to the purchase price of the acquired financial asset. If a financial asset acquired does not have “more-than-insignificant” deterioration of credit quality since its origination ("non-PCD"), the ACL is recognized with a corresponding charge to credit loss expense. The amendments in this ASU expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this ASU, loans acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non-PCD loans that are acquired in a business combination are deemed seasoned. Other non-PCD loans are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this ASU are effective for all entities for annual reporting periods beginning after  December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments in this ASU should be applied prospectively to loans that are acquired on or after the initial application date. The Company adopted this guidance, effective  January 1, 2026. After adoption, the Company applied the gross-up approach to recording an allowance for credit losses for purchased seasoned loans. The adoption had no impact on the Company’s consolidated financial statements at  March 31, 2026.

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

In  December of 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) – Accounting for Government Grants Received by Business Entities. ASU 2025-10 creates authoritative guidance for business entities for the accounting for government grants. Prior to the issuance of this guidance, there was no specific authoritative guidance within GAAP regarding the recognition, measurement, and presentation of a government grant received by a business entity and, as a result, many entities used other sections of authoritative accounting literature by analogy to account for government grants that were received. The new guidance requires that a government grant received by a business entity should not be recognized until: (1) it is probable that (a) a business entity will comply with the conditions attached to the grant and (b) the grant will be received; and (2) a business entity meets the recognition guidance for a grant in ASC 832. The new guidance also establishes classification guidance for grants in the consolidated financial statements and prescribes disclosures of grants that include the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant. The amendments in this ASU are effective for annual reporting periods beginning after  December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments  may be adopted using either a modified prospective, modified retrospective, or prospective approach. Adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of investment securities available for sale (“AFS”) and held to maturity (“HTM”) and the corresponding amounts of gross unrealized gains and losses as of the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2026	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$20,999	$4	$(164)	$20,839
SBA agency securities	20,526	52	(174)	20,404
Mortgage-backed securities: residential	96,715	273	(4,714)	92,274
Mortgage-backed securities: commercial	5,010	—	(22)	4,988
Collateralized mortgage obligations: residential	120,104	386	(9,158)	111,332
Collateralized mortgage obligations: commercial	100,466	130	(2,179)	98,417
Commercial paper	29,718	—	—	29,718
Corporate debt securities	30,090	126	(1,736)	28,480
Municipal tax-exempt securities	12,559	—	(3,222)	9,337
Total available for sale	$436,187	$971	$(21,369)	$415,789

Held to maturity
Municipal tax-exempt securities	$4,182	$—	$(149)	$4,033
Total held to maturity	$4,182	$—	$(149)	$4,033

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$22,850	$34	$(179)	$22,705
SBA agency securities	21,326	90	(236)	21,180
Mortgage-backed securities: residential	91,049	634	(4,505)	87,178
Mortgage-backed securities: commercial	5,010	—	(33)	4,977
Collateralized mortgage obligations: residential	120,475	760	(8,740)	112,495
Collateralized mortgage obligations: commercial	102,755	183	(2,161)	100,777
Commercial paper	19,948	—	—	19,948
Corporate debt securities	30,165	75	(1,811)	28,429
Municipal tax-exempt securities	12,567	—	(3,052)	9,515
Total available for sale	$426,145	$1,776	$(20,717)	$407,204

Held to maturity
Municipal tax-exempt securities	$4,184	$—	$(81)	$4,103
Total held to maturity	$4,184	$—	$(81)	$4,103

At March 31, 2026 and December 31, 2025, investment securities with a fair value of $46.8 million and $48.7 million were pledged to secure certificates of deposit from the State of California. One security with a fair value of $33,000 and $36,000 was pledged to secure a local agency deposit at March 31, 2026 and December 31, 2025.

There were no sales of investment securities during the three months ended March 31, 2026, December 31, 2025, and March 31, 2025.

Accrued interest receivable for investment securities at March 31, 2026 and December 31, 2025 totaled $1.6 million and $1.6 million.

The following tables show the amortized cost and fair value of the investment securities portfolio, by expected maturity, as of the dates indicated. Mortgage-backed securities are classified in accordance with their estimated average life. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
March 31, 2026	(dollars in thousands)
Government agency securities	$—	$—	$11,258	$11,110	$9,741	$9,729	$—	$—	$20,999	$20,839
SBA agency securities	—	—	6,461	6,362	14,065	14,042	—	—	20,526	20,404
Mortgage-backed securities: residential	—	—	41,185	40,883	55,530	51,391	—	—	96,715	92,274
Mortgage-backed securities: commercial	—	—	5,010	4,988	—	—	—	—	5,010	4,988
Collateralized mortgage obligations: residential	14,647	14,780	72,760	71,205	32,697	25,347	—	—	120,104	111,332
Collateralized mortgage obligations: commercial	6,011	5,981	51,287	50,784	43,168	41,652	—	—	100,466	98,417
Commercial paper	29,718	29,718	—	—	—	—	—	—	29,718	29,718
Corporate debt securities	2,013	1,999	9,153	8,956	16,340	15,661	2,584	1,864	30,090	28,480
Municipal tax-exempt securities	—	—	—	—	1,080	889	11,479	8,448	12,559	9,337
Total AFS	$52,389	$52,478	$197,114	$194,288	$172,621	$158,711	$14,063	$10,312	$436,187	$415,789

Municipal tax-exempt securities	$—	$—	$1,300	$1,289	$2,882	$2,744	$—	$—	$4,182	$4,033
Total HTM	$—	$—	$1,300	$1,289	$2,882	$2,744	$—	$—	$4,182	$4,033

December 31, 2025
Government agency securities	$65	$65	$22,785	$22,640	$—	$—	$—	$—	$22,850	$22,705
SBA agency securities	—	—	6,496	6,456	14,830	14,724	—	—	21,326	21,180
Mortgage-backed securities: residential	—	—	26,636	26,537	64,413	60,641	—	—	91,049	87,178
Mortgage-backed securities: commercial	—	—	5,010	4,977	—	—	—	—	5,010	4,977
Collateralized mortgage obligations: residential	6,198	6,248	68,422	68,100	45,855	38,147	—	—	120,475	112,495
Collateralized mortgage obligations: commercial	6,629	6,591	51,805	51,365	44,321	42,821	—	—	102,755	100,777
Commercial paper	19,948	19,948	—	—	—	—	—	—	19,948	19,948
Corporate debt securities	4,022	4,006	8,903	8,733	14,650	13,756	2,590	1,934	30,165	28,429
Municipal tax-exempt securities	—	—	—	—	1,081	921	11,486	8,594	12,567	9,515
Total AFS	$36,862	$36,858	$190,057	$188,808	$185,150	$171,010	$14,076	$10,528	$426,145	$407,204

Municipal tax-exempt securities	$—	$—	$860	$857	$2,817	$2,742	$507	$504	$4,184	$4,103
Total HTM	$—	$—	$860	$857	$2,817	$2,742	$507	$504	$4,184	$4,103

The following tables show the fair value and gross unrealized losses of our investment securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	Less than Twelve Months			Twelve Months or More			Total
	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances
March 31, 2026	(dollars in thousands)
Government agency securities	$11,062	$(13)	3	$5,721	$(151)	2	$16,783	$(164)	5
SBA agency securities	5,965	(37)	3	2,884	(137)	5	8,849	(174)	8
Mortgage-backed securities: residential	41,205	(291)	11	26,647	(4,423)	15	67,852	(4,714)	26
Mortgage-backed securities: commercial	4,988	(22)	1	—	—	—	4,988	(22)	1
Collateralized mortgage obligations: residential	21,221	(126)	6	50,346	(9,032)	23	71,567	(9,158)	29
Collateralized mortgage obligations: commercial	18,181	(40)	5	47,676	(2,139)	20	65,857	(2,179)	25
Corporate debt securities	—	—	—	20,626	(1,736)	23	20,626	(1,736)	23
Municipal tax-exempt securities	—	—	—	9,337	(3,222)	11	9,337	(3,222)	11
Total AFS	$102,622	$(529)	29	$163,237	$(20,840)	99	$265,859	$(21,369)	128

Municipal tax-exempt securities	$1,159	$(30)	3	$2,434	$(119)	5	$3,593	$(149)	8
Total HTM	$1,159	$(30)	3	$2,434	$(119)	5	$3,593	$(149)	8

	Less than Twelve Months			Twelve Months or More			Total
	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances
December 31, 2025	(dollars in thousands)
Government agency securities	$1,749	$(6)	1	$6,572	$(173)	3	$8,321	$(179)	4
SBA agency securities	7,654	(93)	3	2,962	(143)	5	10,616	(236)	8
Mortgage-backed securities: residential	14,196	(91)	4	27,573	(4,414)	15	41,769	(4,505)	19
Mortgage-backed securities: commercial	4,977	(33)	1	—	—	—	4,977	(33)	1
Collateralized mortgage obligations: residential	3,130	(1)	1	53,195	(8,739)	24	56,325	(8,740)	25
Collateralized mortgage obligations: commercial	13,947	(31)	4	49,366	(2,130)	21	63,313	(2,161)	25
Corporate debt securities	—	—	—	22,577	(1,811)	24	22,577	(1,811)	24
Municipal tax-exempt securities	—	—	—	9,515	(3,052)	11	9,515	(3,052)	11
Total AFS	$45,653	$(255)	14	$171,760	$(20,462)	103	$217,413	$(20,717)	117

Municipal tax-exempt securities	$—	$—	—	$3,663	$(81)	8	$3,663	$(81)	8
Total HTM	$—	$—	—	$3,663	$(81)	8	$3,663	$(81)	8

The securities that were in an unrealized loss position at March 31, 2026 and December 31, 2025, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. We concluded that the unrealized losses were primarily attributed to yield curve movement. All SBA agency securities, mortgage-backed securities, and collateralized mortgage obligations are issued by government or government sponsored entities and have the support of the U.S. federal government. The issuers have not, to our knowledge, established any cause for default on these securities. We expect to recover the amortized cost basis of our securities and have no present intent to sell and do not expect to be required to sell securities that have declined below their cost before their anticipated recovery. As of March 31, 2026 and December 31, 2025, all of our HTM securities were rated “AA-” or above. Accordingly, no ACL was recorded as of March 31, 2026 and December 31, 2025, against HTM or AFS securities, and there was no provision for credit losses recognized for the three months ended March 31, 2026 and 2025.

Equity Securities - We have several Community Reinvestment Act (“CRA”) equity investments, other bank stocks, and other equity investments. Equity securities (included in “Accrued interest and other assets” in the consolidated balance sheets) totaled $28.1 million and $26.1 million as of  March 31, 2026 and  December 31, 2025. We recorded a net gain/(loss) (included in “Other income” in the consolidated statements of income) on such equity investments of $0, $0, and ($35,000) during the three months ended  March 31, 2026, December 31, 2025, and March 31, 2025.

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

The following table presents the balances in our loan held for investment ("HFI") portfolio by loan segment and class as of the dates indicated:

	March 31, 2026	December 31, 2025
Loans HFI: (1)	(dollars in thousands)
Real Estate:
Single-family residential mortgages	$1,682,728	$1,655,382
Commercial real estate (2)	1,274,105	1,303,019
Construction and land development	159,292	155,464
Commercial:
Commercial and industrial	152,911	140,061
SBA	52,279	55,978
Other	3,917	4,397
Total loans HFI	$3,325,232	$3,314,301
Allowance for loan losses	(43,666)	(43,888)
Total loans HFI, net	$3,281,566	$3,270,413
(1)	Net of premiums (discounts) on acquired loans and net deferred (fees) and costs on originated loans.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential loans and non-owner occupied single-family residential loans.

At March 31, 2026 and December 31, 2025, loans with carrying values of $2.0 billion and $1.9 billion were pledged to secure advances from the FHLB. At March 31, 2026 and December 31, 2025, loans with carrying values of $89.6 million and $88.9 million were pledged to the Federal Reserve Bank of San Francisco Discount Window.

The following table presents a summary of the changes in the ACL for the periods indicated:

	For the Three Months Ended
	March 31, 2026			December 31, 2025			March 31, 2025
	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses
	(dollars in thousands)
Beginning balance	$43,888	$484	$44,372	$44,892	$504	$45,396	$47,729	$729	$48,458
(Reversal of)/provision for credit losses	(200)	—	(200)	620	(20)	600	6,846	(100)	6,746
Charge-offs	(27)	—	(27)	(1,628)	—	(1,628)	(2,727)	—	(2,727)
Recoveries	5	—	5	4	—	4	84	—	84
Ending balance	$43,666	$484	$44,150	$43,888	$484	$44,372	$51,932	$629	$52,561

The following tables present the balance and activity related to the allowance for loan losses (“ALL”) for loans HFI by loan portfolio segment and class for the periods presented.

	For the Three Months Ended March 31, 2026
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$21,585	$18,162	$1,502	$1,647	$824	$168	$43,888
Provision for/(reversal of) credit losses	403	(523)	(56)	28	(53)	1	(200)
Charge-offs	—	—	—	(4)	(2)	(21)	(27)
Recoveries	—	—	—	1	—	4	5
Ending balance	$21,988	$17,639	$1,446	$1,672	$769	$152	$43,666

	For the Three Months Ended December 31, 2025
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$21,843	$18,672	$1,492	$1,883	$799	$203	$44,892
(Reversal of)/provision for credit losses	(258)	873	10	(233)	199	29	620
Charge-offs	—	(1,383)	—	(3)	(175)	(67)	(1,628)
Recoveries	—	—	—	—	1	3	4
Ending balance	$21,585	$18,162	$1,502	$1,647	$824	$168	$43,888

	For the Three Months Ended March 31, 2025
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$6,053	$21,879	$17,518	$1,339	$654	$286	$47,729
Provision for/(reversal of) credit losses	2,193	2,321	2,243	63	47	(21)	6,846
Charge-offs	(1,246)	—	(1,388)	(80)	—	(13)	(2,727)
Recoveries	—	—	—	78	—	6	84
Ending balance	$7,000	$24,200	$18,373	$1,400	$701	$258	$51,932

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as commercial real estate (“CRE”), construction and land development (“C&D”), and commercial and industrial (“C&I”) loans. This analysis is performed on an ongoing basis as new information is obtained. We use the following definitions for risk ratings:

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

	Term Loan by Vintage
March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Single-family residential mortgages
Pass	$88,949	$352,775	$91,296	$119,815	$488,114	$539,305	$955	$—	$1,681,209
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	665	842	—	12	—	1,519
Doubtful	—	—	—	—	—	—	—	—	—
Total	$88,949	$352,775	$91,296	$120,480	$488,956	$539,305	$967	$—	$1,682,728
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$39,575	$257,528	$157,389	$43,081	$384,841	$352,850	$—	$—	$1,235,264
Special mention	—	—	—	—	4,276	8,888	—	—	13,164
Substandard	—	—	2,088	—	1,569	22,020	—	—	25,677
Doubtful	—	—	—	—	—	—	—	—	—
Total	$39,575	$257,528	$159,477	$43,081	$390,686	$383,758	$—	$—	$1,274,105
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Pass	$2,237	$5,738	$33,558	$—	$42,314	$44,352	$—	$—	$128,199
Special mention	—	—	3,399	—	—	—	—	—	3,399
Substandard	—	—	—	—	—	27,694	—	—	27,694
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,237	$5,738	$36,957	$—	$42,314	$72,046	$—	$—	$159,292
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial:
Commercial and industrial
Pass	$29	$12,966	$51	$1,024	$867	$7,963	$115,976	$—	$138,876
Special mention	—	—	—	—	—	—	2,081	—	2,081
Substandard	1	411	5,913	4	47	4,709	869	—	11,954
Doubtful	—	—	—	—	—	—	—	—	—
Total	$30	$13,377	$5,964	$1,028	$914	$12,672	$118,926	$—	$152,911
YTD gross charge-offs	$—	$3	$1	$—	$—	$—	$—	$—	$4
SBA
Pass	$1,038	$12,168	$2,797	$1,232	$4,181	$19,079	$—	$—	$40,495
Special mention	—	—	—	355	5,779	—	—	—	6,134
Substandard	—	—	2,264	18	—	3,368	—	—	5,650
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,038	$12,168	$5,061	$1,605	$9,960	$22,447	$—	$—	$52,279
YTD gross charge-offs	$—	$—	$—	$—	$—	$2	$—	$—	$2
Other:
Pass	$—	$—	$—	$76	$506	$3,325	$10	$—	$3,917
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$76	$506	$3,325	$10	$—	$3,917
YTD gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$—	$21
Total by risk rating:
Pass	$131,828	$641,175	$285,091	$165,228	$920,823	$966,874	$116,941	$—	$3,227,960
Special mention	—	—	3,399	355	10,055	8,888	2,081	—	24,778
Substandard	1	411	10,265	687	2,458	57,791	881	—	72,494
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$131,829	$641,586	$298,755	$166,270	$933,336	$1,033,553	$119,903	$—	$3,325,232
Total YTD gross charge-offs	$—	$3	$1	$—	$—	$23	$—	$—	$27

	Term Loan by Vintage
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Single-family residential mortgages
Pass	$369,196	$98,047	$122,104	$501,580	$209,318	$351,536	$978	$—	$1,652,759
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	679	1,944	—	—	—	—	2,623
Doubtful	—	—	—	—	—	—	—	—	—
Total	$369,196	$98,047	$122,783	$503,524	$209,318	$351,536	$978	$—	$1,655,382
YTD gross charge-offs	$1	$—	$—	$537	$174	$691	$—	$—	$1,403
Commercial real estate
Pass	$263,863	$171,328	$49,551	$395,493	$155,891	$228,915	$—	$—	$1,265,041
Special mention	—	—	—	4,300	668	8,281	—	—	13,249
Substandard	—	668	—	1,578	10,204	12,279	—	—	24,729
Doubtful	—	—	—	—	—	—	—	—	—
Total	$263,863	$171,996	$49,551	$401,371	$166,763	$249,475	$—	$—	$1,303,019
YTD gross charge-offs	$—	$—	$—	$—	$1,383	$3,296	$—	$—	$4,679
Construction and land development
Pass	$4,739	$28,059	$—	$42,440	$3,845	$45,000	$—	$—	$124,083
Special mention	—	3,387	—	—	—	—	—	—	3,387
Substandard	—	—	—	—	19,465	8,529	—	—	27,994
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,739	$31,446	$—	$42,440	$23,310	$53,529	$—	$—	$155,464
YTD gross charge-offs	$—	$—	$—	$1,246	$6,929	$—	$—	$—	$8,175
Commercial:
Commercial and industrial									—
Pass	$13,681	$55	$1,041	$892	$2,645	$5,839	$99,594	$—	$123,747
Special mention	—	—	—	—	—	—	2,247	—	2,247
Substandard	413	6,014	5	52	—	5,423	2,160	—	14,067
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,094	$6,069	$1,046	$944	$2,645	$11,262	$104,001	$—	$140,061
YTD gross charge-offs	$5	$6	$—	$—	$—	$77	$—	$—	$88
SBA
Pass	$14,433	$2,834	$1,283	$10,718	$9,655	$10,939	$—	$—	$49,862
Special mention	—	—	354	—	—	—	—	—	354
Substandard	—	2,271	—	—	481	3,010	—	—	5,762
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,433	$5,105	$1,637	$10,718	$10,136	$13,949	$—	$—	$55,978
YTD gross charge-offs	$—	$12	$—	$—	$—	$175	$—	$—	$187
Other:
Pass	$—	$—	$86	$630	$3,583	$86	$12	$—	$4,397
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$86	$630	$3,583	$86	$12	$—	$4,397
YTD gross charge-offs	$—	$—	$—	$—	$175	$5	$—	$—	$180
Total by risk rating:
Pass	$665,912	$300,323	$174,065	$951,753	$384,937	$642,315	$100,584	$—	$3,219,889
Special mention	—	3,387	354	4,300	668	8,281	2,247	—	19,237
Substandard	413	8,953	684	3,574	30,150	29,241	2,160	—	75,175
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$666,325	$312,663	$175,103	$959,627	$415,755	$679,837	$104,991	$—	$3,314,301
Total YTD gross charge-offs	$6	$18	$—	$1,783	$8,661	$4,244	$—	$—	$14,712

The following tables present the aging of the recorded investment in past due loans HFI, by loan segment and class, as of the dates indicated.

	Accruing Loans
March 31, 2026	30-59 Days	60-89 Days	90 Days or More	Total Past Due (1)	Nonaccrual Loans	Current	Total Loans HFI
Real estate:	(dollars in thousands)
Single-family residential mortgages (2)	$6,172	$—	$—	$6,172	$1,507	$1,675,049	$1,682,728
Commercial real estate	867	—	—	867	9,137	1,264,101	1,274,105
Construction and land development	—	—	—	—	27,694	131,598	159,292
Commercial:
Commercial and industrial	2	—	—	2	5,116	147,793	152,911
SBA	828	—	—	828	1,114	50,337	52,279
Other	38	4	—	42	—	3,875	3,917
Total	$7,907	$4	$—	$7,911	$44,568	$3,272,753	$3,325,232
(1)	Past due loans exclude nonaccrual loans.
(2)	There were no SFR mortgage loans in the process of foreclosure as of March 31, 2026.

	Accruing Loans
December 31, 2025	30-59 Days	60-89 Days	90 Days or More	Total Past Due (1)	Nonaccrual Loans	Current	Total Loans HFI
Real estate:	(dollars in thousands)
Single-family residential mortgages (2)	$5,140	$1,321	$—	$6,461	$2,143	$1,646,778	$1,655,382
Commercial real estate	284	204	—	488	8,158	1,294,373	1,303,019
Construction and land development	—	—	—	—	27,994	127,470	155,464
Commercial:
Commercial and industrial	1,277	—	—	1,277	5,116	133,668	140,061
SBA	—	542	—	542	1,221	54,215	55,978
Other	13	8	—	21	—	4,376	4,397
Total	$6,714	$2,075	$—	$8,789	$44,632	$3,260,880	$3,314,301
(1)	Past due loans exclude nonaccrual loans.
(2)	Nonaccrual SFR mortgage loans include $680,000 of loans in the process of foreclosure.

The following table presents the loans HFI on nonaccrual status and the balance of such loans with no ALL, by loan segment and class, as of the dates indicated:

	March 31, 2026		December 31, 2025
	Nonaccrual Loans		Nonaccrual Loans
	with no		with no
	Allowance		Allowance
	for Loan Loss	Nonaccrual Loans	for Loan Loss	Nonaccrual Loans
Real estate:	(dollars in thousands)
Single-family residential mortgages	$1,507	$1,507	$2,143	$2,143
Commercial real estate	6,005	9,137	4,801	8,158
Construction and land development	27,694	27,694	27,994	27,994
Commercial:
Commercial and industrial	5,116	5,116	5,116	5,116
SBA	1,114	1,114	1,221	1,221
Total	$41,436	$44,568	$41,275	$44,632

The following tables present the amortized cost basis of individually evaluated collateral-dependent loans, by loan segment and class, and type of collateral which secures such loans as of the dates indicated.

	March 31, 2026
	Type of Collateral
Loan Class	Residential Real Estate	Commercial Real Estate	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$1,507	$—	$1,507
Commercial real estate	1,420	7,717	9,137
Construction and land development	19,391	8,303	27,694
Commercial:
Commercial and industrial	5,116	—	5,116
SBA	—	1,114	1,114
Total loans	$27,434	$17,134	$44,568

	December 31, 2025
	Type of Collateral
Loan Class	Residential Real Estate	Commercial Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$2,143	$—	$—	$2,143
Commercial real estate	—	8,158	—	8,158
Construction and land development	19,465	8,529	—	27,994
Commercial:
Commercial and industrial	5,116	—	—	5,116
SBA	—	1,136	85	1,221
Total loans	$26,724	$17,823	$85	$44,632

We did not recognize any interest income on nonaccrual loans while the loans were in nonaccrual status during 2026 or 2025.

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

The following tables present loan modifications made to borrowers experiencing financial difficulty by type of modification for the period indicated:

	Three Months Ended March 31, 2026
	Payment Deferral		Total Loan Modifications
Loan Class	Balance	% of Loan Class	Balance	% of Loan Class
	(dollars in thousands)
SBA	$656	1.25%	$656	1.25%
Total	$656	0.02%	$656	0.02%

Modifications for the three months ended March 31, 2026, included weighted average payment deferrals of 3 months.

There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

At  March 31, 2026 and December 31, 2025, we had no commitments to lend to borrowers experiencing financial difficulty whose loans were modified during the period. We closely monitor the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table provides the aging information for loans that were modified over the last 12 months by loan class as of March 31, 2026.

Loan Class	Current (1)	30-89 Days Past Due	90 Days or More Past Due (2)	Total
	(dollars in thousands)
Commercial real estate	$3,132	$—	$4,441	$7,573
Commercial and industrial	11,464	—	—	11,464
SBA	656	410	—	1,066
Total	$15,252	$410	$4,441	$20,103
(1)	Includes CRE loans totaling $3.1 million, C&I loans totaling $4.7 million, and SBA loans totaling $134,000 which are current in payments, however remain on nonaccrual at March 31, 2026. None of these loans have defaulted on their modified terms in the last 12 months.
(2)	Includes CRE loans totaling $4.4 million which remain on nonaccrual at March 31, 2026. None of these loans have defaulted on their modified terms in the last 12 months.

During the three months ended March 31, 2025, there were no defaults of loans that had been modified within the previous 12 months.

NOTE 5 - LOAN SERVICING

The loans being serviced for others are not reported as assets in our consolidated balance sheets. The table below presents the underlying principal balances of the loans serviced for others, by loan portfolio segment, as of the dates indicated:

	March 31,	December 31,
Loans serviced for others:	2026	2025
	(dollars in thousands)
Single-family residential mortgage	$788,514	$833,704
SBA	91,164	90,364
Construction and land development	9,325	9,018
Commercial real estate	2,410	2,420

Servicing income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing assets is net against loan servicing income. Loan servicing income, net of amortization, totaled $504,000, $556,000, and $588,000 for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025.

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

The table below presents the activity in the servicing assets for the periods indicated:

	Three Months Ended
	March 31, 2026		December 31, 2025		March 31, 2025
	Mortgage	SBA	Mortgage	SBA	Mortgage	SBA
	Loans	Loans	Loans	Loans	Loans	Loans
Servicing assets:	(dollars in thousands)
Beginning of period	$4,761	$1,280	$4,975	$1,277	$5,656	$1,329
Additions	37	48	8	26	5	62
Payoffs	(68)	(38)	(62)	—	(81)	(3)
Amortization	(163)	(23)	(160)	(23)	(156)	(46)
End of period	$4,567	$1,267	$4,761	$1,280	$5,424	$1,342

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

The fair value of servicing assets for mortgage loans was $9.5 million and $9.7 million as of March 31, 2026 and  December 31, 2025. This fair value at March 31, 2026 was determined using an average discount rate of 10.06%, average prepayment speed of 7.59%, depending on the stratification of the specific right, and a weighted-average default rate of 0.09%. This fair value at December 31, 2025 was determined using an average discount rate of 10.09%, average prepayment speed of 7.93%, depending on the stratification of the specific right, and a weighted-average default rate of 0.11%

The fair value of servicing assets for SBA loans was $1.8 million and $1.8 million as of March 31, 2026 and  December 31, 2025. This fair value at March 31, 2026 was determined using an average discount rate of 8.5%, average prepayment speed of 27.25%, depending on the stratification of the specific right, and a weighted-average default rate of 0.87%. This fair value at December 31, 2025 was determined using an average discount rate of 8.5%, average prepayment speed of 26.99%, depending on the stratification of the specific right, and a weighted-average default rate of 1.13%.

NOTE 6 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions is tested for impairment at least annually during the fourth quarter of each year, and more frequently, if events or circumstances indicate the value of goodwill may be impaired. We completed our most recent evaluation of goodwill as of October 1, 2025 and determined that no goodwill impairment existed. Goodwill amounted to $71.5 million at both March 31, 2026 and  December 31, 2025 and is the only intangible asset with an indefinite life on our consolidated balance sheets. There were no triggering events during the three months ended March 31, 2026 that caused management to evaluate goodwill for a quantitative impairment analysis as of March 31, 2026.

Other intangible assets include core deposit intangible (“CDI”) assets arising from whole bank and branch acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. The unamortized balance (included in “Accrued interest and other assets” in the consolidated balance sheets) at March 31, 2026 and December 31, 2025 was $1.2 million and $1.3 million. CDI amortization expense was $134,000, $156,000, and $172,000 for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025

Estimated CDI amortization expense for future years is as follows:

As of March 31, 2026:	CDI Amortization Expense
(dollars in thousands)
Remainder of 2026	$367
2027	417
2028	297
2029	64
2030	33
Thereafter	26
Total	$1,204

NOTE 7 - DEPOSITS

At March 31, 2026, the scheduled maturities of time deposits are as follows:

	$250,000 and under	Greater than $250,000	Total
Time Deposits Expected Maturity Date at March 31,	(dollars in thousands)
2027	$857,610	$768,118	$1,625,728
2028	4,650	4,844	9,494
2029	918	588	1,506
2030	236	—	236
2031	303	—	303
Total	$863,717	$773,550	$1,637,267

Time deposits include deposits acquired through both retail and wholesale channels. Wholesale channels include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services. Wholesale time deposits totaled $163.8 million at March 31, 2026 and $225.7 million at December 31, 2025. Brokered time deposits were $90.9 million at March 31, 2026 and $145.5 million at December 31, 2025. Collateralized deposits from the State of California totaled $40.0 million at March 31, 2026 and December 31, 2025. Time deposits acquired through internet listing services totaled $32.9 million at March 31, 2026 and $40.2 million at December 31, 2025.

In addition, we offer retail deposit products where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC insurance limit through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs. Time deposits held through the CDARS program were $139.8 million at March 31, 2026 and $128.3 million at December 31, 2025. ICS deposits totaled $149.1 million at March 31, 2026 and $156.3 million at December 31, 2025.

NOTE 8 - LONG-TERM DEBT

The Company's long-term debt consists of $120.0 million of fixed-to-floating rate subordinated notes, with an  April 1, 2031 maturity date (the "2031 Subordinated Notes"). The interest rate was fixed at 4.00% through March 31, 2026, and now resets quarterly to a rate of three-month Secured Overnight Financing Rate ("SOFR") plus 329 basis points starting April 1, 2026. The rate was set at 6.97% as of  April 1, 2026. The 2031 Subordinated Notes are considered Tier 2 capital at the Company and are redeemable beginning April 1, 2026.

          We recorded interest expense on such subordinated notes of $1.2 million for each of the three month periods ended March 31, 2026, December 31, 2025, and March 31, 2025. We also recorded debt issuance cost amortization expense of $89,000, $95,000 and $95,000 for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025. The unamortized debt issuance cost was zero as of March 31, 2026. We were in compliance with all covenants for the 2031 Subordinated Notes as of March 31, 2026.

NOTE 9 - SUBORDINATED DEBENTURES

Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.4 million and $15.4 million as of March 31, 2026 and December 31, 2025. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. We  may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System at 100% of the principal amount, plus accrued and unpaid interest. These subordinated debentures consist of the following at March 31, 2026 and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	Effective Stated Rate	Stated Maturity
Subordinated debentures:	(dollars in thousands)
TFC Trust	12/22/2006	$5,155	$986	$4,169	Three-month CME Term SOFR plus 0.26% plus 1.65%	5.59%	3/15/2037
FAIC Trust	12/15/2004	7,217	669	6,548	Three-month CME Term SOFR plus 0.26% plus 2.25%	6.19%	12/15/2034
PGBH Trust	12/15/2004	5,155	443	4,712	Three-month CME Term SOFR plus 0.26% plus 2.10%	6.04%	12/15/2034
Total		$17,527	$2,098	$15,429

In 2016, we acquired TFC Statutory Trust (the “TFC Trust”) through the acquisition of Tomato Bank and its holding company, TFC Holding Company. At the close of this acquisition, a $1.9 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $986,000 at March 31, 2026 and $1.0 million at December 31, 2025. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 5.59% as of March 31, 2026 and 5.63% at December 31, 2025.

In October 2018, we acquired First American International Statutory Trust I (“FAIC Trust”) through the acquisition of First American International Corp. (“FAIC”). At the close of this acquisition, a $1.2 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $669,000 at March 31, 2026 and $688,000 at December 31, 2025. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 6.19% as of March 31, 2026 and 6.23% at December 31, 2025.

In January 2020, we acquired Pacific Global Bank Trust I (“PGBH Trust”) through the acquisition of PGB Holdings, Inc. At the close of this acquisition, a $763,000 valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $443,000 at March 31, 2026 and $456,000 at December 31, 2025. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 6.04% as of March 31, 2026 and 6.08% at December 31, 2025.

We recorded interest expense on the subordinated debentures of $255,000, $273,000, and $282,000 for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025. The aggregate amount of amortization expense was $55,000 for each of the three months ended March 31, 2026, December 31, 2025, and March 31, 2025. We were in compliance with all covenants under the subordinated debentures as of March 31, 2026.

For regulatory reporting purposes, the Federal Reserve has indicated that the capital or trust preferred securities qualify as Tier 1 capital of the Company subject to previously specified limitations (including that the asset size of the issuer did not exceed $15 billion). If regulators make a determination that the capital securities can no longer be considered in regulatory capital, the securities become callable and we may redeem them.

NOTE 10 - BORROWING ARRANGEMENTS

We have established secured and unsecured lines of credit. We may borrow funds from time to time on a term or overnight basis from the Federal Home Loan Bank of San Francisco (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”) and other financial institutions as indicated below.

FHLB Secured Line of Credit and Advances. At March 31, 2026, we had a secured borrowing capacity with the FHLB of $1.5 billion collateralized by pledged residential and commercial loans with a carrying value of $2.0 billion. At March 31, 2026, we had no overnight advances, $20.0 million in term advances, and $110.0 million of putable term advances. The weighted average rate of FHLB advances was 3.49% at March 31, 2026. The remaining secured borrowing capacity with the FHLB was $1.4 billion as of March 31, 2026.

The details of the FHLB term advances outstanding at March 31, 2026, are shown in the table below:

Advance Date	Amount	Rate	Call Structure	Next Call Date	Final Stated Maturity Date
	(dollars in thousands)
5/8/2025	$10,000	3.69%	One time call	N/A	5/10/2028
6/23/2025	10,000	3.64%	One time call	N/A	6/23/2028
5/8/2025	20,000	3.49%	Quarterly call	5/11/2026	5/10/2028
8/14/2025	20,000	3.38%	Quarterly call	5/14/2026	8/14/2028
3/12/2025	20,000	3.34%	Quarterly call	6/12/2026	3/12/2029
3/14/2025	20,000	3.49%	Quarterly call	6/15/2026	3/15/2029
5/8/2025	20,000	3.52%	Quarterly call (1)	5/8/2026	5/8/2029
6/23/2025	10,000	3.55%	Quarterly call (1)	6/23/2026	6/23/2028
Total	$130,000	3.49%
(1)	Call option after initial one year lock out.

FRB Secured Line of Credit. At March 31, 2026, the Bank had a secured borrowing capacity with the FRB of $70.0 million collateralized by pledged loans with a carrying value of $89.6 million.

Federal Funds Arrangements with Commercial Banks. At March 31, 2026, the Bank had established unsecured borrowing lines with other financial institutions totaling $97.0 million.

There were no amounts outstanding under any of the other borrowing arrangements above as of March 31, 2026, except the FHLB term advances of $130.0 million.

NOTE 11 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

We recorded an income tax provision of $4.4 million, $2.6 million, and $900,000, reflecting an effective tax rate of 28.0%, 20.2%, and 28.2% for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025. The $3.5 million increase in the income tax provision in the first quarter of 2026 compared to the first quarter of 2025 was due to $12.5 million higher pretax income in the first quarter of 2026. The Company’s income tax expense results from domestic (federal) and state tax obligations since the Company has no foreign operations or foreign taxes for all periods presented.

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

We had the following financial commitments whose contractual amount represents credit risk, as of the dates indicated:

	March 31,	December 31,
	2026	2025
	(dollars in thousands)
Commitments to make loans	$45,871	$41,635
Unused lines of credit	61,316	64,513
Commercial and similar letters of credit	1,295	2,389
Standby letters of credit	5,125	5,025
Total	$113,607	$113,562

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each client's creditworthiness on a case-by-case basis.

We record a liability for lifetime expected losses on off-balance-sheet credit exposure that does not fit the definition of unconditionally cancelable commitments in accordance with ASC 326, which we refer to as the reserve for unfunded loan commitments ("RUC"). We use the loss rate and exposure at default framework to estimate a RUC. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default. The RUC was $484,000 as of March 31, 2026 and December 31, 2025. We recorded a (reversal of) provision for unfunded loan commitments of zero, ($20,000), and ($100,000) for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025.

In addition, we invest in qualified affordable housing partnerships, Small Business Investment Company funds and other equity investments for CRA purposes. Pursuant to these investments, we commit to an investment amount to be fulfilled in future periods. Such unfunded commitments totaled $18.1 million as of March 31, 2026 and $11.0 million as of December 31, 2025. We also have investments in fintech venture funds, with unfunded commitments of $615,000 as of March 31, 2026 and $675,000 as of December 31, 2025.

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

Future minimum rent payments on our leases were as follows as of the date indicated:

As of March 31, 2026
(dollars in thousands)
Remainder of 2026	$4,020
2027	5,983
2028	4,981
2029	2,851
2030	2,569
Thereafter	6,083
Total future minimum lease payments	$26,487
Less amount of payment representing interest	(2,108)
Total present value of lease payments	$24,379

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.5 million, $1.4 million, and $1.5 million for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025. The Company received rental income of $157,000, $163,000, and $158,000 for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025

The following table presents the right-of-use (“ROU”) assets and lease liabilities recorded on our consolidated balance sheet, the weighted-average remaining lease terms and discount rates, as of the dates indicated:

	March 31,	December 31,
	2026	2025
Operating Leases	(dollars in thousands)
ROU assets	$22,601	$23,026
Lease liabilities	24,379	24,800

Weighted-average remaining lease term (in years)	5.79	5.96
Weighted-average discount rate	2.95%	2.97%

NOTE 14 - RELATED PARTY TRANSACTIONS

There were no loans or outstanding loan commitments to any principal officers or directors, or any of their affiliates at March 31, 2026 and December 31, 2025.

Deposits from principal officers, directors, and their affiliates at March 31, 2026 and December 31, 2025 were $67.1 million and $73.0 million.

Certain directors and their affiliates own $6.0 million of RBB's subordinated debentures as of March 31, 2026 and December 31, 2025.

NOTE 15 - STOCK-BASED COMPENSATION

Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan

The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the "Amended OSIP") was approved by our board of directors in January 2022 and approved by our shareholders in May 2022. The Amended OSIP was designed to ensure continued availability of equity awards that will assist us in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the Amended OSIP, our board of directors are allowed to grant awards to eligible persons in the form of qualified and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. We have reserved up to 30% of issued and outstanding shares of common stock as of the date we adopted the Amended OSIP, or 3,848,341 shares. As of March 31, 2026, there were 881,186 shares of common stock available for issuance under the Amended OSIP. This represents 5.2% of the issued and outstanding shares of the Company’s common stock as of March 31, 2026. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the employees receiving the awards. The Amended OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The Amended OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

Stock Options

Compensation expense for stock options was $9,000, $9,000, and $14,000 for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025. Unrecognized stock-based compensation expense related to options was $64,000 as of March 31, 2026. Unrecognized compensation expense related to stock options, as of March 31, 2026, is expected to be recognized over the next 1.3 years.

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

The table below presents a summary of our stock options awards and activity as of and for the three months ended March 31, 2026.

	Outstanding Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(dollars in thousands, except for per share data)
Outstanding at beginning of year	151,000	$18.37
Forfeited/cancelled	(1,000)	18.25
Outstanding at end of period	150,000	$18.38	4.44	$450

Options exercisable	138,000	$18.13	4.24	$448

Unvested stock options totaled 12,000 with a weighted average grant date fair value of $6.16 as of March 31, 2026 and December 31, 2025. There were no options which vested, and no options were exercised during the three months ended March 31, 2026 and 2025.

Restricted Stock Units

We award time-based restricted stock units (“TRSUs”) and performance-based restricted stock units (“PRSUs”), which we also refer to collectively as restricted stock units (“RSUs”). The PRSUs are subject to pre-established performance metrics, which may also include a market condition, that will be measured in the future and subject to oversight and approval by the Board of Director’s Compensation Committee. The TRSUs have original lives ranging from 1 to 4 years and PRSUs have an original life of 3 years. No RSUs were granted during the three months ended March 31, 2026.

The recorded compensation expense for RSUs was $268,000, $283,000, and $242,000 for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025. As of March 31, 2026, unrecognized stock-based compensation expense related to RSUs totaled $1.8 million and is expected to be recognized over the next 2.1 years.

The following table presents RSUs activity during the three months ended March 31, 2026.

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per Share
Outstanding at beginning of year	191,091	$16.66
Vested	(26,804)	18.28
Forfeited/cancelled	(1,270)	16.07
Outstanding at end of period	163,017	$16.40

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At March 31, 2026, the Company and the Bank were in compliance with the capital conservation buffer requirements. If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, we have elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes, at March 31, 2026 and December 31, 2025, we satisfied all capital adequacy requirements to which we were subject.

The following tables set forth Bancorp’s consolidated and the Bank’s actual capital amounts and ratios and related regulatory requirements as of the dates indicated:

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of March 31, 2026:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$487,820	11.77%	$165,828	4.0%	$207,285	5.0%
Bank	557,291	13.46%	165,557	4.0%	206,946	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$472,854	17.85%	$119,224	4.5%	$172,212	6.5%
Bank	557,291	21.09%	118,882	4.5%	171,719	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$487,820	18.41%	$158,965	6.0%	$211,954	8.0%
Bank	557,291	21.09%	158,510	6.0%	211,347	8.0%
Total Risk-Based Capital Ratio
Consolidated	$641,074	24.20%	$211,954	8.0%	$264,942	10.0%
Bank	590,451	22.35%	211,347	8.0%	264,183	10.0%

(1) These ratios are exclusive of the 2.5% capital conservation buffer.

			Amount of Capital Required
					To Be Well-Capitalized
			Minimum Required for		Under Prompt Corrective
	Actual		Capital Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2025:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$479,047	11.60%	$165,193	4.0%	$206,491	5.0%
Bank	544,296	13.20%	164,965	4.0%	206,206	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$464,133	17.49%	$119,388	4.5%	$172,450	6.5%
Bank	544,296	20.57%	119,075	4.5%	171,998	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$479,047	18.06%	$159,184	6.0%	$212,246	8.0%
Bank	544,296	20.57%	158,767	6.0%	211,690	8.0%
Total Risk-Based Capital Ratio
Consolidated	$632,260	23.83%	$212,246	8.0%	$265,307	10.0%
Bank	577,512	21.82%	211,690	8.0%	264,612	10.0%

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

Other Real Estate Owned ("OREO"):

OREO (included in “Accrued interest and other assets” in the consolidated balance sheets) is initially recorded at fair value less estimated selling costs at the date of transfer. This amount becomes the property's new basis. Fair values are generally based on third party appraisals of the property and discounted by management to reflect estimated selling costs (Level 3).

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis or on a non-recurring basis as of the dates indicated:

	Fair Value Measurements Using:
March 31, 2026	Level 1	Level 2	Level 3	Total
Assets measured at fair value:	(dollars in thousands)
On a recurring basis:
Securities available for sale
Government agency securities	$—	$20,839	$—	$20,839
SBA agency securities	—	20,404	—	20,404
Mortgage-backed securities	—	97,262	—	97,262
Collateralized mortgage obligations	—	209,749	—	209,749
Commercial paper	—	29,718	—	29,718
Corporate debt securities	—	28,480	—	28,480
Municipal securities	—	9,337	—	9,337
	$—	$415,789	$—	$415,789
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Commercial real estate loans	$—	$—	$3,007	$3,007
Construction and land development loans	—	—	19,391	19,391
Commercial and industrial loans	—	—	4,708	4,708
SBA loans	—	—	883	883
Other real estate owned (1)	—	—	4,268	4,268
	$—	$—	$32,257	$32,257

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$22,705	$—	$22,705
SBA agency securities	—	21,180	—	21,180
Mortgage-backed securities	—	92,155	—	92,155
Collateralized mortgage obligations	—	213,272	—	213,272
Commercial paper	—	19,948	—	19,948
Corporate debt securities	—	28,429	—	28,429
Municipal securities	—	9,515	—	9,515
Forward mortgage loan sale contracts (1)	—	—	11	11
	$—	$407,204	$11	$407,215
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Commercial real estate loans	$—	$—	$3,071	$3,071
Construction and land development loans	—	—	19,465	19,465
Commercial and industrial loans	—	—	4,708	4,708
Other real estate owned (1)	—	—	8,830	8,830
	$—	$—	$36,074	$36,074

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

The fair value of assets evaluated on a non-recurring basis are based on third party appraisals, including adjustments to comparable market data, as summarized in the table below.

March 31, 2026	Fair Value	Valuation Techniques	Unobservable Input(s) (1)	Range
Collateral dependent loans:	(dollars in thousands)
Commercial real estate loans	$3,007	Market approach	Adjustments	(41%) to 4%
Construction and land development loans	19,391	Market approach	Adjustments	6% to 26%
Commercial and industrial loans	4,708	Market approach	Adjustments	(4%) to 26%
SBA loans	883	Market approach	Adjustments	0% to 22%
Other Real Estate Owned (2)	4,268	Market approach	Adjustments	(8%) to 12%
Total	$32,257

(1) Represents the minimum and maximum range of adjustments made by appraisers for differences in comparable sales.

(2) Included in “Accrued interest and other assets” on the consolidated balance sheets.

December 31, 2025	Fair Value	Valuation Techniques	Unobservable Input(s) (1)	Range
Collateral dependent loans:	(dollars in thousands)
Commercial real estate loans	$ 3,071	Market approach	Adjustments	(41%) to 4%
Construction and land development loans	19,465	Market approach	Adjustments	9% to 23%
Commercial and industrial loans	4,708	Market approach	Adjustments	(20%) to 20%
Other Real Estate Owned (2)	8,830	Market approach	Adjustments	(10%) to 21%
Total	$ 36,074

(1) Represents the minimum and maximum range of adjustments made by appraisers for differences in comparable sales.

(2) Included in “Accrued interest and other assets” on the consolidated balance sheets.

The fair value hierarchy level and estimated fair value of significant financial instruments as of the dates indicated are summarized as follows:

		March 31, 2026		December 31, 2025
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
Financial Assets:	(dollars in thousands)
Cash and due from banks	Level 1	$196,910	$196,910	$212,317	$212,317
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities – AFS	Level 2	415,789	415,789	407,204	407,204
Investment securities – HTM	Level 2	4,182	4,033	4,184	4,103
Loans held for sale	Level 2	—	—	2,067	2,067
Loans, net	Level 3	3,281,566	3,232,925	3,270,413	3,221,797
Equity securities (1)	Level 3	28,131	28,131	26,086	26,086
Investment in FHLB stock	Level 2	15,000	15,000	15,000	15,000
Servicing assets (1)	Level 3	5,834	11,391	6,041	11,521
Accrued interest receivable (1)	Level 1/2/3	16,269	16,269	16,230	16,230

		Notional	Fair	Notional	Fair
		Value	Value	Value	Value
Derivative Assets:
Forward mortgage loan sale contracts (1)	Level 3	$—	$—	$515	$11

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,339,884	$3,338,465	$3,350,398	$3,350,982
FHLB advances	Level 3	130,000	128,437	130,000	129,198
Long-term debt	Level 3	120,000	115,812	119,911	114,691
Subordinated debentures	Level 3	15,429	15,268	15,375	15,227
Accrued interest payable (2)	Level 2/3	7,794	7,794	7,960	7,960

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

(2) Included in “Accrued interest and other liabilities” on the consolidated balance sheets.

NOTE 18 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute earnings per share (“EPS”) for the periods indicated:

	For the Three Months Ended
	March 31, 2026		December 31, 2025		March 31, 2025
	Income	Shares	Income	Shares	Income	Shares
	(dollars in thousands except per share data)
Net income	$11,300		$10,177		$2,290
Shares outstanding		17,074,159		17,057,397		17,738,628
Impact of weighting shares		(10,402)		(7,563)		(10,916)
Used in basic EPS	11,300	17,063,757	10,177	17,049,834	2,290	17,727,712
Dilutive effect of outstanding
Stock options		21,181		12,973		5,220
Restricted stock units		63,036		56,304		29,586
Performance stock units		26,552		21,367		8,070
Used in dilutive EPS	$11,300	17,174,526	$10,177	17,140,478	$2,290	17,770,588

Basic earnings per common share	$0.66		$0.60		$0.13
Diluted earnings per common share	$0.66		$0.59		$0.13

Options to purchase 28,000, 34,500, and 57,500 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025, because their effect would have been anti-dilutive. There were zero, 2,300, and 3,067 anti-dilutive unvested RSUs outstanding for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025.

NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC Topic 606 for the periods indicated:

	For the Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Noninterest income, in scope	(dollars in thousands)
Fees and service charges on deposit accounts	$481	$477	$474
Other fees (1)	151	296	96
Other income (2)	551	576	543
Gain on OREO	890	—	—
Total in-scope noninterest income	2,073	1,349	1,113
Noninterest income, not in scope (3)	2,178	1,458	1,182
Total noninterest income	$4,251	$2,807	$2,295

(1)	Other fees consist of wealth management fees, miscellaneous loan fees and postage/courier fees.
(2)	Other income consists of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, OREO income, and gain on sale of fixed assets.
(3)

Noninterest income outside the scope of ASC 606 primarily represents: net loan servicing income, letter of credit commissions, import/export commissions, BOLI income, gains on sales of loans, other income from equity investments, and recoveries on loans acquired in a business combination.

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

Wealth Management Fees

Other fees include fees generated by our wealth management division, primarily generated from (1) securities brokerage accounts, (2) investment advisor accounts, (3) full service brokerage implementation fees, and (4) life insurance and annuity products. We employ financial consultants to provide investment planning services for customers including wealth management services, asset allocation strategies, portfolio analysis and monitoring, investment strategies, and risk management strategies. The commission fees we earn are variable and are generally received monthly. We recognize revenue for the services performed based on actual transaction details received from the broker dealer we engage.

Gain/(Loss) on Other Real Estate Owned

We record a gain or loss from the sale of OREO, when control of the property or asset transfers to the buyer, which generally occurs at the time of an executed deed or sales agreement. When we finance the sale of OREO to a buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain or loss on the sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present. Periodic valuation gains or losses based on the changes in the value of the OREO after repossession are also recorded in gain/(loss) on OREO.

NOTE 20 - SEGMENT INFORMATION

Our reportable segments are determined by the Chief Executive Officer and Chief Financial Officer, who are the designated chief operating decision makers ("CODM"), based upon information provided by our products and services offered, primarily banking operations. The segments are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are aggregated if operating performance, products/services, and customers are similar. The CODM will evaluate the financial performance of our business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing our segment and in the determination of allocating resources. The CODM uses consolidated net income, total assets, total loans, and total deposits to benchmark us against our competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credit losses and payroll provide the significant expenses in the banking operation. All operations are domestic.

Segment performance is evaluated using consolidated net income, total assets, total loans, and total deposits. Information reported internally for performance assessment by the CODM follows:

	For the Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Banking Segment	(dollars in thousands)
Interest and dividend income	$56,803	$57,193	$52,336

Reconciliation of revenue
Other revenues	4,251	2,807	2,295
Total consolidated revenues	$61,054	$60,000	$54,631

Less:
Interest expense	26,300	27,685	26,173
Segment net interest income and noninterest income	$34,754	$32,315	$28,458
Less:
Provision for credit losses	(200)	600	6,746
Salaries and benefits expense	11,261	10,733	10,643
Other segment items (1)	7,997	8,232	7,879
Income tax expense	4,396	2,573	900
Consolidated net income	$11,300	$10,177	$2,290

Total Assets	$4,194,312	$4,208,294	$4,009,400
Total Loans	$3,325,232	$3,316,368	$3,143,718
Total Deposits	$3,339,884	$3,350,398	$3,142,628

(1) Other segment items include expenses for occupancy and equipment, data processing, legal and professional, office, marketing and business promotion, insurance and regulatory assessments, core deposit premium amortization and other expenses.

NOTE 21 - QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

 At March 31, 2026 and December 31, 2025, investments in qualified affordable housing projects totaled $16.4 million and $17.0 million. These balances are reflected in accrued interest and other assets on the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $9.6 million at March 31, 2026 and $10.0 million at December 31, 2025. We expect to fulfill these commitments between 2026 and 2041.

During the three months ended March 31, 2026, December 31, 2025, and March 31, 2025, we recognized tax credits from these investments totaling $520,000, $515,000, and $90,000. We had no impairment losses during each of the three months ended March 31, 2026, December 31, 2025, and March 31, 2025. The amortization of these investments was also included within income tax expense as an offset to such tax credits. During the three months ended March 31, 2026, December 31, 2025, and March 31, 2025, we recognized amortization expense of $587,000, $573,000, and $419,000.

NOTE 22 - Repurchase of common stock

On May 29, 2025, the Board of Directors authorized the repurchase of up to $18.0 million of common stock through June 30, 2026, of which $4.1 million was available as of March 31, 2026. We repurchased 746,949 shares of common stock for a total of $14.0 million at a weighted average share price of $18.55 during 2025. We did not repurchase shares during the three months ended March 31, 2026.

NOTE 23 - SUBSEQUENT EVENTS

On April 20, 2026, we announced the Board of Directors had declared a common stock cash dividend of $0.16 per share, payable on May 15, 2026 to common shareholders of record as of April 30, 2026.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the United States (“U.S.”) federal budget or debt or turbulence or uncertainly in domestic or foreign financial markets;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments;
●	federal government shutdowns and uncertainty regarding the federal government's debt limit;
●	possible additional provisions for credit losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	failure to comply with debt covenants;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	the effects of having concentrations in our loan portfolio, including commercial real estate and the risks of geographic and industry concentrations;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	severe weather, natural disasters, earthquakes, fires, or other adverse external events could harm our business;

●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the wars between Russia and Ukraine and in the Middle East, and increasing tensions between China and Taiwan, which could impact business and economic conditions in the U.S. and abroad;
●	tariffs, trade policies, and related tensions, which could impact our clients, specific industry sectors, and/or broader economic conditions and financial market;
●	public health crises and pandemics, and their effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions;
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;
●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
●	cybersecurity threats and the cost of defending against them;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in tax laws and regulations;
●	the impact of governmental efforts to restructure the U.S. financial regulatory system and increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act;
●	the impact of changes in the Federal Deposit Insurance Corporation (“FDIC”) insurance assessment rate and the rules and regulations related to the calculation of the FDIC insurance assessments;
●	the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters;
●	fluctuations in our stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	our ability to raise additional capital, if needed, and the potential resulting dilution of interests of holders of our common stock;
●	the soundness of other financial institutions and our ongoing relations with our various federal and state regulators, including the SEC, FDIC, FRB, California Department of Financial Protection and Innovation and Consumer Financial Protection Bureau; and
●	our success at managing the risks involved in the foregoing items.

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

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of generally accepted accounting principles in the U.S. (“GAAP”) in the preparation of our financial statements. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting policies consist of the allowance for credit losses on loans held for investment, goodwill and income taxes. Please see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025 (our "2025 Annual Report") for additional discussion concerning these critical accounting policies. Also, our significant accounting policies are described in greater detail in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to the audited consolidated financial statements included in our 2025 Annual Report and the consolidated financial statements in this Form 10-Q and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Allowance for Credit Losses (ACL)

A sensitivity analysis of our ACL was performed as of March 31, 2026. Based on this sensitivity analysis, a 25% increase in the assumed prepayment speed on loans would result in an $899,000, or 2.04%, decrease to the ACL. A 25% decrease in the assumed prepayment speed on loans would result in a $1.1 million, or 2.56%, increase to the ACL. Additionally, a one percentage point increase in the unemployment rate would result in a $1.1 million, or 2.46%, increase to the ACL and a one percentage point decrease in the unemployment rate would result in a $970,000, or 2.20%, decrease to the ACL. Management reviews the results using the comparison scenario for sensitivity analysis and considers the results when evaluating the qualitative factor adjustments.

On a quarterly basis, we stress test our nine qualitative risk factors, which are categorized by lending policy, procedures and strategies; economic conditions; changes in nature and volume of the portfolio; credit and lending staff; problem loan trends; loan review results; collateral value; concentrations; and regulatory and business environment, by creating two scenarios, a moderate stress scenario and a major stress scenario. In the Moderate Stress scenario, the status of the nine risk factors across all pooled loan types were set at “High-Moderate Risk” while in the Major Stress scenario, the status of the nine risk factors across all pooled loan types were set at “Major Risk.” Under the Moderate Stress scenario, the ACL would increase by $11.0 million, or 24.89%, as of March 31, 2026. Under the Major Stress scenario, the ACL would increase by $31.3 million, or 70.80%, as of March 31, 2026. Management compared the stress test results to our internal forecasts for earnings and capital and has concluded that the Company would remain well-capitalized under these stressed scenarios.

For additional information on the policies, methodologies and judgments used to determine the ACL, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our 2025 Annual Report and Note 4 — Loans and Allowance for Credit Losses in the consolidated financial statements in this Form 10-Q.

GENERAL

RBB Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned subsidiaries, the Bank and RAM. RAM was formed in 2012 to hold and manage problem assets acquired in business combinations. There are no problem assets at RAM or activity in this subsidiary for the three months ended March 31, 2026, or the year ended December 31, 2025. At March 31, 2026, we had total assets of $4.2 billion, gross loans held for investment ("HFI") of $3.3 billion, total deposits of $3.3 billion, and total shareholders' equity of $531.1 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB.”

The Bank provides business-banking products and services predominantly to Asian-centric communities through full service branches located in Los Angeles County, Orange County and Ventura County in California, in the Las Vegas (Nevada), the New York City metropolitan areas, Chicago (Illinois), Edison (New Jersey), and Honolulu (Hawaii). The products and services include commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance, and a full range of depository accounts, including specialized services such as remote deposit, E-banking, mobile banking, and treasury management services.

We operate as a minority depository institution ("MDI"), which is defined by the FDIC as a federally insured depository institution where 51% or more of the voting stock is owned by minority individuals or a majority of the board of directors is minority and the community that the institution serves is predominantly minority. A MDI is eligible to receive support from the FDIC and other federal regulatory agencies such as training, technical assistance, and review of proposed new deposit taking and lending programs, and the adoption of applicable policies and procedures governing such programs. We intend to maintain our MDI designation, as it is expected that at least 51% of our issued and outstanding shares of capital shall remain owned by minority individuals or a majority of the board of directors is minority and the community that the institution serves is predominantly minority. The MDI designation has been historically beneficial to us, and we continue to use the program for technical assistance.

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

OVERVIEW

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of RBB and its wholly owned subsidiaries. This information is intended to facilitate an understanding and assessment of significant changes and trends related to our financial condition and results of operations. This discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our 2025 Annual Report, and the unaudited consolidated financial statements and accompanying notes presented elsewhere in this Report. The financial results for the three months ended March 31, 2026, are not necessarily indicative of the results expected for the year ending December 31, 2026.

We reported net income of $11.3 million, or $0.66 diluted earnings per share, for the quarter ended March 31, 2026, compared to net income of $10.2 million, or $0.59 diluted earnings per share, for the quarter ended December 31, 2025, and $2.3 million, or $0.13 diluted earnings per share, for the quarter ended March 31, 2025. Net income for the first quarter of 2026 reflected higher net interest income, lower credit costs, and higher noninterest income as compared to the prior quarter and the same quarter last year.

The provision for credit losses was a reversal of $200,000 for the first quarter of 2026 compared to a provision of $600,000 and $6.8 million for the quarters ended December 31, 2025, and March 31, 2025. The first quarter of 2026 reversal of provision for credit losses was supported by paydowns on loans with specific reserves, the impact of stabilized credit quality trends, and positive underlying economic forecast indicators, which offset the need for provisions related to new loan originations. Net charge-offs in the first quarter of 2026 represented 0.00% of average loans on an annualized basis, compared to 0.20% for the fourth quarter of 2025 and 0.35% for the first quarter of 2025.

At March 31, 2026, total assets were $4.2 billion, a decrease of $14.0 million from December 31, 2025. The decrease in total assets was primarily the result of a decrease of $15.4 million in cash and cash equivalents and a decrease of $10.5 million in income tax receivable. The decrease in cash supported an increase of $10.9 million in gross loans HFI to $3.3 billion at March 31, 2026, and an increase of $8.6 million in securities available for sale ("AFS") to $415.8 million at March 31, 2026. The decrease in income tax receivable of $10.5 million was the result of refunds of taxes previously paid that were received from taxing authorities in the first quarter of 2026. Total deposits decreased by $10.5 million to $3.3 billion as of March 31, 2026. The decrease in total deposits during the first quarter of 2026 was due to a $61.9 million decrease in wholesale deposits offset by a $51.4 million increase in retail deposits. The increase in retail deposits included a $219.4 million increase in non-maturity interest-bearing deposits and a $168.4 million decrease in time deposits as a portion of the maturing time deposits moved into a high-yield savings product. Noninterest-bearing demand deposits totaled $526.9 million, or 15.8% of total deposits, at March 31, 2026, which is similar to the balances at December 31, 2025. The gross loan to deposit ratio was 99.6% at March 31, 2026, compared to 99.0% at December 31, 2025.

Nonperforming assets decreased $4.6 million to $48.8 million, or 1.16% of total assets, at March 31, 2026, from $53.5 million, or 1.27% of total assets, at December 31, 2025. The $4.6 million decrease in nonperforming assets was primarily attributable to a $4.6 million decrease in OREO to $4.3 million at March 31, 2026, compared to $8.8 million at December 31, 2025. The decrease in OREO was due to the sale of one property and a $350,000 valuation provision on a remaining OREO property. The sale resulted in a $1.2 million gain.

Loans classified as substandard decreased by $2.7 million during the first quarter of 2026 due to payoffs and paydowns totaling $3.0 million and upgrades to pass-rated status of $1.1 million, partially offset by downgrades to substandard totaling $1.5 million. Loans classified as special mention increased $5.5 million due to downgrades of $5.8 million, partially offset by paydowns of $303,000.

As of March 31, 2026, the allowance for credit losses totaled $44.2 million, down from $44.4 million at December 31, 2025. The $222,000 decrease in the allowance for credit losses for the first quarter of 2026 was due to a $200,000 reversal of provision for credit losses and net charge-offs of $22,000. The allowance for loan losses ("ALL") as a percentage of loans HFI totaled 1.31% at March 31, 2026, compared to 1.32% at December 31, 2025. The ALL as a percentage of nonperforming loans HFI was 97.98% at March 31, 2026, and 98.33% at December 31, 2025.

Total shareholders' equity was $531.1 million, or $31.10 book value per share, at March 31, 2026, compared to $523.4 million, or $30.69 book value per share, at December 31, 2025. The increase in shareholders' equity for the first quarter of 2026 compared to the prior quarter was due mostly to net income of $11.3 million, offset by common stock cash dividends paid of $2.8 million and higher net unrealized losses on AFS securities of $962,000. Tangible book value per share increased to $26.84 at March 31, 2026, up from $26.42 at December 31, 2025. For additional information on tangible book value per share, see "Non-GAAP Financial Measures."

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
	(dollars in thousands, except per share data)
Interest and dividend income	$56,803	$57,193	$52,336
Interest expense	26,300	27,685	26,173
Net interest income	30,503	29,508	26,163
(Reversal of)/provision for credit losses	(200)	600	6,746
Net interest income after (reversal of)/provision for credit losses	30,703	28,908	19,417
Noninterest income	4,251	2,807	2,295
Noninterest expense	19,258	18,965	18,522
Income before income taxes	15,696	12,750	3,190
Income tax expense	4,396	2,573	900
Net income	$11,300	$10,177	$2,290

Share Data
Earnings per common share (1):
Basic	$0.66	$0.60	$0.13
Diluted	0.66	0.59	0.13
Performance Ratios
Return on average assets, annualized	1.09%	0.96%	0.24%
Return on average shareholders’ equity, annualized	8.66%	7.78%	1.81%
Return on average tangible common equity, annualized (2)	10.04%	9.05%	2.12%
Efficiency ratio (3)	55.41%	58.69%	65.09%
Tangible common equity to tangible assets (2)	11.12%	10.90%	11.10%
Tangible book value per share (2)	$26.84	$26.42	$24.63

(1)

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.

(2)

Return on average tangible common equity, tangible common equity to tangible assets, and tangible book value per share are non-GAAP financial measures. See "Non-GAAP Financial Measures" for a reconciliation of these measures to their most comparable GAAP measures.

(3)	Ratio calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income.

Average Balance Sheet, Interest and Yield/Rate Analysis

The principal component of our earnings is net interest income, which is the difference between the interest and fees earned on loans, cash and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2026 and 2025. Our net interest income, interest spread, and net interest margin are sensitive to general business and economic conditions. These conditions include short-term and long-term interest rates, inflation, monetary supply, and the strength of the international, national and state economies, in general, and more specifically, the local economies in which we conduct business. Our ability to manage net interest income during changing interest rate environments will have a significant impact on our overall performance. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and in the growth and maturity of earning assets. For additional information see “Capital Resources and Liquidity Management” and Part I, Item 3. "Quantitative and Qualitative Disclosures about Market Risk" included in this Report.

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the periods presented. The average balances are daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended
	March 31, 2026			December 31, 2025			March 31, 2025
	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents (1)	$215,930	$2,136	4.01%	$209,899	$2,275	4.30%	$194,236	2,249	4.70%
FHLB Stock	15,000	760	20.55%	15,000	331	8.75%	15,000	330	8.92%
Securities (2)
Available for sale	404,610	3,955	3.96%	399,805	4,127	4.10%	390,178	4,113	4.28%
Held to maturity	4,183	38	3.68%	4,184	38	3.60%	5,189	49	3.83%
Total loans (3)	3,296,165	49,938	6.14%	3,295,603	50,447	6.07%	3,079,224	45,621	6.01%
Total interest-earning assets	3,935,888	$56,827	5.86%	3,924,491	$57,218	5.78%	3,683,827	$52,362	5.76%
Noninterest-earning assets	268,010			264,604			260,508
Total average assets	$4,203,898			$4,189,095			$3,944,335

Interest-bearing liabilities:
NOW	$73,637	$398	2.19%	$78,039	$456	2.32%	$61,222	$321	2.13%
Money market	529,013	3,795	2.91%	525,828	3,987	3.01%	463,443	3,625	3.17%
Saving deposits	441,123	3,154	2.90%	191,841	873	1.81%	155,116	522	1.36%
Time deposits, $250,000 and under	926,226	8,313	3.64%	1,044,315	9,927	3.77%	989,622	10,046	4.12%
Time deposits, greater than $250,000	845,786	7,908	3.79%	972,354	9,661	3.94%	864,804	9,038	4.24%
Total interest-bearing deposits	2,815,785	23,568	3.39%	2,812,377	24,904	3.51%	2,534,207	23,552	3.77%
FHLB advances	130,000	1,133	3.53%	130,000	1,158	3.53%	176,833	989	2.27%
Long-term debt	119,945	1,289	4.36%	119,848	1,295	4.29%	119,562	1,295	4.39%
Subordinated debentures	15,394	310	8.17%	15,339	328	8.48%	15,175	337	9.01%
Total borrowings	265,339	2,732	4.18%	265,187	2,781	4.16%	311,570	2,621	3.41%
Total interest-bearing liabilities	3,081,124	26,300	3.46%	3,077,564	27,685	3.57%	2,845,777	26,173	3.73%
Noninterest-bearing liabilities
Noninterest-bearing deposits	526,151			531,017			520,145
Other noninterest-bearing liabilities	67,241			61,320			66,151
Total noninterest-bearing liabilities	593,392			592,337			586,296
Shareholders' equity	529,382			519,194			512,262
Total liabilities and shareholders' equity	$4,203,898			$4,189,095			$3,944,335
Net interest income/interest rate spreads		$30,527	2.40%		$29,533	2.21%		$26,189	2.03%
Net interest margin			3.15%			2.99%			2.88%

Total cost of deposits	$3,341,936	$23,568	2.86%	$3,343,394	$24,904	2.96%	$3,054,352	$23,552	3.13%
Total cost of funds	$3,607,275	$26,300	2.96%	$3,608,581	$27,685	3.04%	$3,365,922	$26,173	3.15%

(1)	Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and net deferred loan origination fees and costs accounted for as yield adjustments.

The following table summarizes the extent to which changes in (1) volume and (2) interest rates of average interest-earning assets and average interest-bearing liabilities affected our net interest income for the periods presented. The total change for each category of interest-earning assets and interest-bearing liabilities is segmented into changes attributable to variations in volume and yield/rate. Changes that are not solely due to either volume or yield/rate are allocated proportionally based on the absolute value of the change related to average volume and average yield/rate.

	Three Months Ended March 31, 2026 compared with Three Months Ended December 31, 2025			Three Months Ended March 31, 2026 compared with Three Months Ended March 31, 2025
	Change due to:			Change due to:
	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance
Interest-earning assets:	(dollars in thousands)
Cash and cash equivalents (1)	$322	$(461)	$(139)	$1,109	$(1,222)	$(113)
FHLB Stock	—	429	429	—	430	430
Securities: (2)
Available for sale	247	(419)	(172)	775	(933)	(158)
Held to maturity	—	—	—	(9)	(2)	(11)
Total loans (3)	(7)	(502)	(509)	3,303	1,014	4,317
Total interest-earning assets (2)	$562	$(953)	$(391)	$5,178	$(713)	$4,465

Interest-bearing liabilities
NOW	$(29)	$(29)	$(58)	$68	$9	$77
Money market	133	(325)	(192)	1,633	(1,463)	170
Saving deposits	1,559	722	2,281	1,631	1,001	2,632
Time deposits, less than $250,000	(1,237)	(377)	(1,614)	(615)	(1,118)	(1,733)
Time deposits, $250,000 and over	(1,356)	(397)	(1,753)	(194)	(936)	(1,130)
Total interest-bearing deposits	(930)	(406)	(1,336)	2,523	(2,507)	16
FHLB advances	(12)	(13)	(25)	(1,393)	1,537	144
Long-term debt	—	(6)	(6)	21	(27)	(6)
Subordinated debentures	7	(25)	(18)	31	(58)	(27)
Total interest-bearing liabilities	(935)	(450)	(1,385)	1,182	(1,055)	127
Changes in net interest income	$1,497	$(503)	$994	$3,996	$342	$4,338
(1)	Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and net deferred loan origination fees and costs accounted for as yield adjustments.

Net Interest Income/Average Balance Sheet

Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025

Net interest income increased $994,000 to $30.5 million for the first quarter of 2026, compared to $29.5 million for the fourth quarter of 2025. Net interest income increased despite 2 fewer days in the current quarter and was comprised of a $1.4 million decrease in interest expense, offset by a $390,000 decrease in interest income. The decrease in interest expense was due mostly to the impact of fewer days in the quarter and a decrease in the cost of interest-bearing liabilities while average balances remained relatively unchanged quarter over quarter. The decrease in interest expense was comprised of a $3.4 million decrease in interest on time deposits, offset by a $2.0 million increase in interest on non-maturity interest-bearing accounts as a portion of maturing time deposits moved to a high-yield savings product. The decrease in interest income was due mostly to fewer days in the quarter and the impact of a lower yield on cash and securities, offset by the impact of a higher loan yield and a special FHLB dividend in addition to their normal quarterly dividend. The decrease in interest income was comprised of a $509,000 decrease in loan interest income and a $315,000 decrease in interest on cash and investment securities, offset by the FHLB special dividend of $430,000.

The net interest margin (“NIM”) increased 16 basis points to 3.15% for the first quarter of 2026, from 2.99% for the fourth quarter of 2025. The NIM increase included an 8 basis point increase in the yield on average total interest-earning assets and an 8 basis point decrease in the overall cost of funds. The yield on average total interest-earning assets increased to 5.86% for the first quarter of 2026 from 5.78% for the fourth quarter of 2025 due mostly to the impact of a 7 basis point increase in the yield on average loans and a 4 basis point increase from the FHLB special dividend. Average loans represented 84% of average interest-earning assets in the first quarter of 2026, which was unchanged from the fourth quarter of 2025.

The average total cost of funds decreased to 2.96% for the first quarter of 2026 from 3.04% for the fourth quarter of 2025, due mostly to a 10 basis point decrease in the overall cost of deposits to 2.86% for the first quarter of 2026. The total cost of deposits decreased due to a 12 basis point decrease in the cost of average interest-bearing deposits to 3.39% due to the mix of deposits and the continued repricing of deposits into the current rate environment. The average overnight Federal Funds Rate was 3.64% for the first quarter of 2026 compared to 3.90% for the fourth quarter of 2025. Average noninterest-bearing deposits represented approximately 16% of average total deposits for the first quarter of 2026 and fourth quarter of 2025. The period end weighted average interest rate for total deposits was 2.79% at March 31, 2026.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net interest income increased $4.3 million to $30.5 million for the first quarter of 2026, compared to $26.2 million for the first quarter of 2025. The increase in net interest income was due to an increase in interest income of $4.5 million, offset by a $127,000 increase in interest expense. The increase in interest income was driven by loan growth as average total interest-earning assets were $252.1 million, or 6.8%, higher for the first quarter of 2026 compared to the same quarter in 2025. The increase in interest expense was primarily due to an increase in the average balance of interest-bearing deposits, offset by lower rates paid on those deposits.

The $4.5 million increase in interest income was due mainly to a $4.3 million increase in interest income from average total loans, of which $3.3 million was attributed to higher average balances and $1.0 million was attributed to an increase in rates. Average total loans increased  $216.9 million due to strong loan growth since the end of the first quarter of 2025. The yield on average total loans increased 13 basis points to 6.14% for the quarter ended March 31, 2026 compared to 6.01% for the quarter ended March 31, 2025.

The $127,000 increase in interest expense was due mainly to higher interest expense on FHLB advances of $144,000 and an increase of $16,000 in interest expense on average interest-bearing deposits. Interest expense on FHLB advances increased due mainly to a 126 basis point increase in the average rate paid on FHLB advances as $150 million of fixed rate term advances matured during the first quarter of 2025 and were replaced in the higher rate environment, offset partially by the effect of the decrease in the average balance of outstanding FHLB advances. The increase in interest expense on average total interest-bearing deposits was primarily due to an increase of $281.6 million in the average balance of interest-bearing deposits, offset almost entirely by the impact of a 38 basis point decrease in the interest rate paid on total average interest-bearing deposits as deposits repriced in the current rate environment. The Federal Reserve lowered market interest rates 75 basis points since the end of the first quarter of 2025. The average overnight Federal Funds Rate was 3.64% for the first quarter of 2026 compared to 4.33% for the first quarter of 2025.

The NIM was 3.15% for the first quarter of 2026, an increase of 27 basis points from 2.88% for the first quarter of 2025. The increase was primarily due to a 19 basis point decrease in the total cost of funds to 2.96% combined with a 10 basis point increase in the yield on average total interest-earning assets to 5.86% for the first quarter of 2026 when compared to the rates for the first quarter of 2025. The increase in the yield on average total interest-earning assets was due mainly to an increase in loan rates, as well as the impact of the FHLB special dividend in the first quarter of 2026; there was no FHLB special dividend in 2025. The decrease in funding costs was due to the lower average total cost of interest-bearing deposits, offset by the higher average total cost for FHLB advances. Average noninterest-bearing deposits totaled $526.1 million, or 16% of total average deposits, for the first quarter of 2026 compared to $520.2 million, or 17% of total average deposits, for the first quarter of 2025.

Provision for Credit Losses

Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025

The provision for credit losses was a $200,000 reversal for the first quarter of 2026 compared to a $600,000 provision for the fourth quarter of 2025. The first quarter of 2026 reversal of provision for credit losses was supported by paydowns on loans with specific reserves, the impact of stabilized credit quality trends, and positive underlying economic forecast indicators, which offset the need for provisions related to new loan originations. Net charge-offs on an annualized basis represented 0.00% of average loans for the first quarter of 2026 compared to 0.20% for the fourth quarter of 2025.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The provision for credit losses was a $200,000 reversal for the first quarter of 2026 compared to a $6.8 million provision for the first quarter of 2025. The provision for credit losses for the first quarter of 2025 was the result of an increase in specific reserves of $2.8 million, net charge-offs of $2.6 million and an increase in general reserves of $1.3 million due mainly to net loan growth. Net charge-offs on an annualized basis represented 0.35% for the first quarter of 2025.

Noninterest Income

The following table presents the major components of our noninterest income for the periods presented:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Noninterest income:	(dollars in thousands)
Service charges and fees	$1,032	$1,011	$1,017
Loan servicing income, net of amortization	504	556	588
Increase in cash surrender value of BOLI	431	435	403
Gain on sale of loans	324	457	81
Gain on OREO	890	—	—
Other income	1,070	348	206
Total noninterest income	$4,251	$2,807	$2,295

Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025

Noninterest income for the first quarter of 2026 was $4.3 million, an increase of $1.4 million from $2.8 million for the fourth quarter of 2025. The increase in noninterest income was mainly due to higher net gain on OREO of $890,000, recoveries of fully charged-off acquired loans of $484,000, and interest income on the tax refunds related to purchased federal tax credits of $360,000, offset partially by lower gain on sale of loans of $133,000. The sale of $4.9 million of mortgage loans and $4.0 million of Small Business Administration (“SBA”) loans resulted in gains of $324,000 for the first quarter of 2026 compared to the sale of mortgage loans of $22.0 million and SBA loans of $2.9 million for gains of $457,000 for the fourth quarter of 2025.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Noninterest income increased $2.0 million to $4.3 million for the first quarter of 2026 from $2.3 million for the same quarter in the prior year. The increase in noninterest income primarily relates to the gain on OREO, recoveries of fully charged-off acquired loans, and interest income on the tax refunds discussed above. In addition, gain on sale of loans for the first quarter of 2026 increased $243,000 to $324,000 from $81,000 for the same quarter in the prior year. The first quarter of 2025 included losses on sales of nonperforming loans.

The following table presents information on loans sold and the related net gain (loss) on the sale of such loans for the periods indicated:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Loans sold:	(dollars in thousands)
Single-family residential mortgage (1)	$4,875	$21,975	$11,182
SBA	3,989	2,872	3,742
Other (2)	—	—	4,579
	$8,864	$24,847	$19,503
Gain (loss) on sale of loans:
Single-family residential mortgage (1)	$92	$305	$8
SBA	232	152	156
Other (2)	—	—	(83)
	$324	$457	$81
(1)

SFR mortgage loans sold with servicing rights retained were $3.3 million, $593,000, and $400,000 for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025. The first quarter of 2025 also included a bulk sale of $10.8 million underperforming SFR mortgage loans resulting in charge-offs of $1.4 million, and no gain or loss on sale.

(2)	Other loans sold in the three months ended March 31, 2025, represented nonperforming loans HFS at December 31, 2024.

The following table presents information on loan servicing income for the periods indicated:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Loan servicing income, net of amortization:	(dollars in thousands)
Single-family residential loans	$345	$375	$415
SBA loans	159	181	173
Total	$504	$556	$588

As of March 31, 2026, we were servicing SFR mortgage loans for other financial institutions, the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), and SBA loans. The following table presents loans serviced for others as of the dates indicated:

	As of
	March 31, 2026	December 31, 2025	March 31, 2025
Loans serviced:	(dollars in thousands)
Single-family residential loans	$788,514	$833,704	$894,310
SBA loans	91,164	90,364	94,725
Commercial real estate loans	2,410	2,420	3,746
Construction loans	9,325	9,018	7,881
Total	$891,413	$935,506	$1,000,662

Noninterest Expense

The following table presents major components of our noninterest expense for the periods presented:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Noninterest expense:	(dollars in thousands)
Salaries and employee benefits	$11,261	$10,733	$10,643
Occupancy and equipment expenses	2,511	2,435	2,407
Data processing	1,708	1,750	1,602
Legal and professional	1,503	1,601	1,515
Office expenses	359	477	408
Marketing and business promotion	215	202	197
Insurance and regulatory assessments	749	753	730
Core deposit intangible amortization	134	156	172
Other expenses	818	858	848
Total noninterest expense	$19,258	$18,965	$18,522

Three Months Ended March 31, 2026 Compared to Three Months Ended December 31, 2025

Noninterest expense for the first quarter of 2026 was $19.3 million, an increase of $293,000 from $19.0 million for the fourth quarter of 2025. The increase in noninterest expense was due mainly to higher salaries and employee benefits of $528,000 attributed to higher payroll taxes, benefits, and pay increases, which are typically reflected in the first quarter of the year. The efficiency ratio was 55.41% for the first quarter of 2026, compared to 58.69% for the fourth quarter of 2025. The decrease in the efficiency ratio is attributed mostly to higher net revenues. The operating expense ratio (noninterest expense, annualized, divided by average assets) for the first quarter of 2026 was 1.86% compared to 1.80% for the fourth quarter of 2025.  This increase was due to higher operating costs while average assets remained relatively unchanged.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Noninterest expense for the first quarter of 2026 was $19.3 million, an increase of $736,000 compared to $18.5 million for the first quarter of 2025. The increase was mainly due to an increase of $618,000 in salaries and employee benefits due to the impact of merit increases and higher incentives related to sustained production levels. The efficiency ratio was 55.41% for the first quarter of 2026 and 65.09% for the first quarter of 2025. The decrease in the efficiency ratio is attributed mostly to higher net revenues. The operating expense ratio for the first quarter of 2025 was 1.90% and the decrease to 1.86% for the first quarter of 2026 was due to average asset growth outpacing the relative growth in operating costs.

Income Tax Expense

We recorded an income tax provision of $4.4 million, $2.6 million, and $900,000, reflecting an effective tax rate of 28.0%, 20.2%, and 28.2%, for the three months ended March 31, 2026, December 31, 2025, and March 31, 2025. The effective tax rate for the first quarter of 2026 is lower than the federal and state statutory tax rates due primarily to state tax planning strategies.  The lower effective tax rate in the fourth quarter of 2025 compared to the first quarter of 2026 resulted from benefits from purchased Federal tax credits and other state tax benefits in 2025.

ANALYSIS OF FINANCIAL CONDITION

Total Assets. At March 31, 2026, total assets were $4.2 billion, a decrease of $14.0 million from total assets at December 31, 2025. The decrease included a $15.4 million decrease in cash and cash equivalents and a $10.5 million decrease in income tax receivable. These decreases were partially offset by increases in loans HFI of $10.9 million and securities AFS of $8.6 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $15.4 million, or 7.3%, to $196.9 million as of March 31, 2026, as compared to $212.3 million at December 31, 2025. This decrease in cash and cash equivalents was comprised of $21.3 million used in net investing activities, including purchases of AFS securities of $54.9 million and a net increase in loans of $14.8 million, offset by maturities and repayment of AFS securities of $45.1 million and proceeds from loan and OREO sales of $5.4 million. Net cash used in financing activities was $13.5 million, consisting mainly of a net decrease in deposits of $10.5 million. Net cash provided by operating activities was $19.4 million, which consisted mainly of net income of $11.3 million and proceeds from loans held for sale of $6.4 million.

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

Our investment portfolio is comprised primarily of U.S. government agency securities, corporate note securities, mortgage-backed securities backed by government-sponsored entities, and taxable and tax-exempt municipal securities.

Our investment policy is reviewed annually by our board of directors. Overall investment goals are established by our board of directors, Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and members of our Asset Liability Committee (“ALCO”) of our board of directors. Our board of directors has delegated the responsibility of monitoring our investment activities to our ALCO. Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of our CEO and CFO. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. We monitor our securities portfolio to ensure it has adequate credit support and consider the lowest credit rating for identification of potential credit impairment.

The following table presents the book value of each category of securities and the percentage each category represents of total of securities as of the dates indicated. The book value for debt securities classified as AFS is reflected at fair market value and the book value for securities classified as HTM is reflected at amortized cost.

	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value	(dollars in thousands)
Government agency securities	$20,839	4.9%	$22,705	5.5%
SBA agency securities	20,404	4.9%	21,180	5.1%
Mortgage-backed securities: residential	92,274	22.0%	87,178	21.2%
Mortgage-backed securities: commercial	4,988	1.2%	4,977	1.2%
Collateralized mortgage obligations: residential	111,332	26.5%	112,495	27.3%
Collateralized mortgage obligations: commercial	98,417	23.4%	100,777	24.6%
Commercial paper	29,718	7.1%	19,948	4.9%
Corporate debt securities (1)	28,480	6.8%	28,429	6.9%
Municipal tax-exempt securities	9,337	2.2%	9,515	2.3%
Total securities, available for sale, at fair value	$415,789	99.0%	$407,204	99.0%
Securities, held to maturity, at amortized cost
Municipal tax-exempt securities	$4,182	1.0%	$4,184	1.0%
Total securities, held to maturity, at amortized cost	4,182	1.0%	4,184	1.0%
Total securities	$419,971	100.0%	$411,388	100.0%

(1)	Comprised of corporate note securities and financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM as of the dates indicated.

	Amortized	Gross Unrealized	Gross Unrealized	Fair
March 31, 2026	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
Government agency securities	$20,999	$4	$(164)	$20,839
SBA agency securities	20,526	52	(174)	20,404
Mortgage-backed securities: residential	96,715	273	(4,714)	92,274
Mortgage-backed securities: commercial	5,010	—	(22)	4,988
Collateralized mortgage obligations: residential	120,104	386	(9,158)	111,332
Collateralized mortgage obligations: commercial	100,466	130	(2,179)	98,417
Commercial paper	29,718	—	—	29,718
Corporate debt securities	30,090	126	(1,736)	28,480
Municipal tax-exempt securities	12,559	—	(3,222)	9,337
	$436,187	$971	$(21,369)	$415,789
Held to maturity
Municipal tax-exempt securities	$4,182	$—	$(149)	$4,033
	$4,182	$—	$(149)	$4,033
December 31, 2025
Available for sale
Government agency securities	$22,850	$34	$(179)	$22,705
SBA agency securities	21,326	90	(236)	21,180
Mortgage-backed securities: residential	91,049	634	(4,505)	87,178
Mortgage-backed securities: commercial	5,010	—	(33)	4,977
Collateralized mortgage obligations: residential	120,475	760	(8,740)	112,495
Collateralized mortgage obligations: commercial	102,755	183	(2,161)	100,777
Commercial paper	19,948	—	—	19,948
Corporate debt securities	30,165	75	(1,811)	28,429
Municipal tax-exempt securities	12,567	—	(3,052)	9,515
	$426,145	$1,776	$(20,717)	$407,204
Held to maturity
Municipal tax-exempt securities	$4,184	$—	$(81)	$4,103
	$4,184	$—	$(81)	$4,103

The weighted-average life of the total investment portfolio was 4.6 years at March 31, 2026, and 4.9 years at December 31, 2025. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The table below summarizes the fair value of the securities portfolio and their weighted average yields by expected maturity as of March 31, 2026. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted
	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield
March 31, 2026	(dollars in thousands)
Government agency securities	$—	—%	$11,110	3.78%	$9,729	4.59%	$—	—%	$20,839	4.16%
SBA agency securities	—	—%	6,362	4.32%	14,042	4.86%	—	—%	20,404	4.69%
Mortgage-backed securities: residential	—	—%	40,883	4.29%	51,391	3.50%	—	—%	92,274	3.84%
Mortgage-backed securities: commercial	—	—%	4,988	4.14%	—	—%	—	—%	4,988	4.14%
Collateralized mortgage obligations: residential	14,780	5.28%	71,205	4.18%	25,347	1.15%	—	—%	111,332	3.49%
Collateralized mortgage obligations: commercial	5,981	4.08%	50,784	4.12%	41,652	4.06%	—	—%	98,417	4.09%
Commercial paper	29,718	4.06%	—	—%	—	—%	—	—%	29,718	4.06%
Corporate debt securities	1,999	3.29%	8,956	3.52%	15,661	3.59%	1,864	2.89%	28,480	3.49%
Municipal tax-exempt securities	—	—%	—	—%	889	1.53%	8,448	2.11%	9,337	2.06%
Total available for sale	$52,478	4.38%	$194,288	4.14%	$158,711	3.46%	$10,312	2.25%	$415,789	3.82%

Municipal tax-exempt securities	$—	—%	$1,289	3.66%	$2,744	3.47%	$—	—%	$4,033	3.53%
Total held to maturity	$—	—%	$1,289	3.66%	$2,744	3.47%	$—	—%	$4,033	3.53%

The table below shows our investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025. The unrealized losses on these securities were primarily attributed to changes in interest rates. There was no ACL on the AFS or HTM securities portfolios as of March 31, 2026 or December 31, 2025. We monitor our securities portfolio to ensure that all our investments have adequate credit support and we consider the lowest credit rating for identification of potential impairment. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. As of March 31, 2026, all of our investment securities in an unrealized loss position received an investment grade credit rating. These securities have fluctuated in value since their purchase dates as market rates have also fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or until their respective maturity dates. As such, management does not deem these securities to be impaired under the current expected credit loss model. A summary of our analysis of these securities and the unrealized losses is described more fully in "Note 3 — Investment Securities" of our audited consolidated financial statements included in our 2025 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2026	(dollars in thousands)
Government agency securities	$11,062	$(13)	$5,721	$(151)	$16,783	$(164)
SBA agency securities	5,965	(37)	2,884	(137)	8,849	(174)
Mortgage-backed securities: residential	41,205	(291)	26,647	(4,423)	67,852	(4,714)
Mortgage-backed securities: commercial	4,988	(22)	—	—	4,988	(22)
Collateralized mortgage obligations: residential	21,221	(126)	50,346	(9,032)	71,567	(9,158)
Collateralized mortgage obligations: commercial	18,181	(40)	47,676	(2,139)	65,857	(2,179)
Corporate debt securities	—	—	20,626	(1,736)	20,626	(1,736)
Municipal tax-exempt securities	—	—	9,337	(3,222)	9,337	(3,222)
Total available for sale	$102,622	$(529)	$163,237	$(20,840)	$265,859	$(21,369)

Municipal tax-exempt securities	$1,159	$(30)	$2,434	$(119)	$3,593	$(149)
Total held to maturity	$1,159	$(30)	$2,434	$(119)	$3,593	$(149)

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2025	(dollars in thousands)
Government agency securities	$1,749	$(6)	$6,572	$(173)	$8,321	$(179)
SBA agency securities	7,654	(93)	2,962	(143)	10,616	(236)
Mortgage-backed securities: residential	14,196	(91)	27,573	(4,414)	41,769	(4,505)
Mortgage-backed securities: commercial	4,977	(33)	—	—	4,977	(33)
Collateralized mortgage obligations: residential	3,130	(1)	53,195	(8,739)	56,325	(8,740)
Collateralized mortgage obligations: commercial	13,947	(31)	49,366	(2,130)	63,313	(2,161)
Corporate debt securities	—	—	22,577	(1,811)	22,577	(1,811)
Municipal tax-exempt securities	—	—	9,515	(3,052)	9,515	(3,052)
Total available for sale	$45,653	$(255)	$171,760	$(20,462)	$217,413	$(20,717)

Municipal tax-exempt securities	$—	$—	$3,663	$(81)	$3,663	$(81)
Total held to maturity	$—	$—	$3,663	$(81)	$3,663	$(81)

Loans

The loan portfolio is the largest category of our earning assets. Loans HFI increased $10.9 million, or 1.3% on an annualized basis, to $3.3 billion at March 31, 2026, since December 31, 2025. The increase was primarily due to increases in SFR mortgage loans of $27.4 million, commercial and industrial ("C&I") loans of $12.9 million, and construction and land development ("C&D") loans of $3.8 million, partially offset by decreases in CRE loans of $28.9 million and SBA loans of $3.7 million. SFR mortgage loans represented 50.6% of our total HFI loans as of March 31, 2026, and 50.0% at December 31, 2025. There were no loans HFS at March 31, 2026, compared to $2.1 million loans HFS at December 31, 2025. The decrease in loans HFS was due to sales totaling $8.9 million, offset by loans originated or transferred into HFS of $6.8 million.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of the dates indicated:

	As of March 31, 2026		As of December 31, 2025
	$	%	$	%
Loans HFI:(1)	(dollars in thousands)
Single-family residential mortgages	$1,682,728	50.6%	$1,655,382	50.0%
Commercial real estate (2)	1,274,105	38.3%	1,303,019	39.3%
Construction and land development	159,292	4.8%	155,464	4.7%
Commercial and industrial	152,911	4.6%	140,061	4.2%
SBA	52,279	1.6%	55,978	1.7%
Other loans	3,917	0.1%	4,397	0.1%
Total loans HFI	3,325,232	100.0%	3,314,301	100.0%
Allowance for loan losses	(43,666)		(43,888)
Total loans HFI, net	$3,281,566		$3,270,413

(1)	Net of discounts and deferred fees and costs.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential loans, and non-owner occupied single-family residential loans.

The following table presents the geographic locations of loans in our loan portfolio, by loan class, as of the date indicated:

	As of March 31, 2026
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and Industrial	SBA	Other	Total loans HFI
	$	$	$	$	$	$	$	%
Loans HFI:	(dollars in thousands)
California	$754,474	$921,845	$103,319	$133,583	$37,661	$131	$1,951,013	58.7%
New York	760,047	161,534	55,973	781	2,518	497	981,350	29.5%
Illinois	52,926	9,297	—	854	—	—	63,077	1.9%
Nevada	19,481	33,997	—	3,538	2,103	—	59,119	1.8%
New Jersey	45,323	4,606	—	58	1,296	15	51,298	1.5%
Hawaii	14,470	—	—	52	—	—	14,522	0.4%
Other	36,007	142,826	—	14,045	8,701	3,274	204,853	6.2%
Total loans, net	$1,682,728	$1,274,105	$159,292	$152,911	$52,279	$3,917	$3,325,232	100.0%

The majority of our loan portfolio is based on collateral or businesses located in California and New York, which represented 88.2% of our loan portfolio. Loans secured by collateral in other states represented approximately 11.8% of our portfolio and the majority of these loans are secured by real estate with a weighted average LTV of 55.1% at March 31, 2026.

SFR loans. SFR loans totaled $1.7 billion, or 50.6% of our loans HFI portfolio, as of March 31, 2026. SFR loans increased $27.4 million, or 6.7% annualized, during the first quarter of 2026 due to higher originations relative to payoffs, paydowns, and sales. As of March 31, 2026, the weighted-average LTV of the portfolio was 54%, the weighted average FICO score was 764, and the average age was 3.5 years.

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

For SFR mortgage loans sold to FNMA, FHLMC, and to other third parties such as investment funds or other banks, we provide limited representations and warranties and with a repurchase and premium refund for loans that become delinquent in the first 90-days or a premium refund if paid-off in the first 90-days with respect to all loans sold. In certain loan sales to other banks, loans are sold with no representations or warranties and provide a replacement feature for the first six months if any loans pay off early. As a condition of the sale for all loans, the buyer must have the loans audited for underwriting and compliance standards. There were no SFR loans HFS at March 31, 2026, and $2.1 million of SFR loans HFS at December 31, 2025.

The following table presents the LTV ratios at origination for SFR loans by state as of the date indicated:

	LTV Distribution
March 31, 2026	<45%	45%≤54%	55%≤64%	65%≤74%	75%≤84%	>85%	Total
	(dollars in thousands)
New York	$181,555	$162,850	$282,994	$124,438	$7,882	$328	$760,047
California	144,353	155,547	309,468	132,802	10,911	1,393	754,474
Illinois	17,168	10,971	13,653	7,917	2,569	648	52,926
New Jersey	5,891	11,574	19,712	6,793	584	769	45,323
Nevada	1,728	4,981	8,283	3,593	546	350	19,481
Hawaii	684	2,278	5,894	3,230	2,384	—	14,470
Other	9,630	6,867	11,019	8,491	—	—	36,007
Total	$361,009	$355,068	$651,023	$287,264	$24,876	$3,488	$1,682,728

Commercial real estate loans. CRE loans decreased $28.9 million, or 9.0% annualized, to $1.3 billion at March 31, 2026, compared to $1.3 billion at December 31, 2025. The decrease in the first quarter of 2026 was driven by above-average payoff activity more than offsetting new loan production.

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

The largest subset of CRE loans was the multi-family residential loan portfolio, which totaled $740.6 million as of March 31, 2026, and $745.3 million as of December 31, 2025.

The following table presents the LTV ratios at origination for CRE loans by property type as of the date indicated:

	LTV Distribution
March 31, 2026	<45%	45%≤54%	55%≤64%	65%≤74%	75%≤84%	>85%	Total
Non-owner occupied:	(dollars in thousands)
Apartments	$33,197	$56,176	$134,071	$60,611	$—	$10,205	$294,260
Mobile Home	37,655	68,842	113,523	59,241	3,056	—	282,317
Mixed Use	44,118	25,303	136,838	—	4,441	2,972	213,672
Hotel/Motel	27,676	32,113	15,012	5,797	—	—	80,598
Retail	12,004	42,914	14,079	—	—	—	68,997
Warehouse	21,528	9,706	18,742	—	—	—	49,976
Rent Controlled NY Multifamily	27,368	10,026	9,262	—	—	—	46,656
SFR Rental	8,696	14,453	12,849	7,760	—	—	43,758
Office	16,779	4,432	5,787	4,152	—	—	31,150
Other	4,146	1,610	—	—	—	—	5,756
Total non-owner occupied	$233,167	$265,575	$460,163	$137,561	$7,497	$13,177	$1,117,140
Owner-occupied:
Warehouse	12,443	15,614	19,549	11,504	—	—	59,110
Hotel/Motel	6,968	30,206	21,069	—	—	—	58,243
Retail	3,790	8,168	7,444	—	—	—	19,402
Mixed Use	1,461	4,471	2,134	—	—	—	8,066
Gas Station	117	—	—	5,636	—	—	5,753
Office	812	—	1,562	—	—	—	2,374
Rent Controlled NY Multifamily	1,380	321	—	—	—	—	1,701
SFR Rental	603	1,077	—	—	—	—	1,680
Other	73	142	421	—	—	—	636
Total owner-occupied	$27,647	$59,999	$52,179	$17,140	$—	$—	$156,965
Total	$260,814	$325,574	$512,342	$154,701	$7,497	$13,177	$1,274,105

The following table presents the LTV ratios at origination for CRE loans by state as of the date indicated:

	LTV Distribution
March 31, 2026	<45%	45%≤54%	55%≤64%	65%≤74%	75%≤84%	>85%	Total
Non-owner occupied:	(dollars in thousands)
California	$137,771	$182,535	$374,075	$98,473	$—	$2,972	$795,826
New York	73,602	41,487	26,561	—	4,441	—	146,091
Nevada	5,935	23,496	—	—	—	—	29,431
Illinois	3,926	1,531	1,335	582	—	—	7,374
New Jersey	895	1,548	1,202	—	—	—	3,645
Other	11,038	14,978	56,990	38,506	3,056	10,205	134,773
Total non-owner occupied	$233,167	$265,575	$460,163	$137,561	$7,497	$13,177	$1,117,140
Owner-occupied:
California	15,915	54,473	39,746	15,885	—	—	126,019
New York	7,414	4,423	3,606	—	—	—	15,443
Nevada	3,792	—	774	—	—	—	4,566
Illinois	526	142	—	1,255	—	—	1,923
New Jersey	—	961	—	—	—	—	961
Other	—	—	8,053	—	—	—	8,053
Total owner-occupied	$27,647	$59,999	$52,179	$17,140	$—	$—	$156,965
Total	$260,814	$325,574	$512,342	$154,701	$7,497	$13,177	$1,274,105

Construction and land development loans. C&D loans totaled $159.3 million, or 4.8% of the loan portfolio, at March 31, 2026. Our C&D loans are comprised of commercial construction, residential construction, and land acquisition and development loans. C&D loans increased $3.8 million, or 10.0% annualized, during the first three months of 2026 due to increases in commercial construction and land development loans, partially offset by a decrease in residential construction loans. Interest reserves are generally established on real estate construction loans. These loans are typically Prime rate based and have maturities of less than 18 months.

The following table shows the categories of our C&D portfolio as of the dates indicated:

	As of March 31, 2026		As of December 31, 2025		Increase (Decrease)
	$	Mix %	$	Mix %	$	%
	(dollars in thousands)
Commercial construction	$103,963	65.3%	$100,035	64.3%	$3,928	3.9%
Residential construction	51,238	32.2%	51,825	33.3%	(587)	(1.1)%
Land development	4,091	2.5%	3,604	2.3%	487	13.5%
Total construction and land development loans	$159,292	100.0%	$155,464	100.0%	$3,828	2.5%

Commercial and industrial loans. C&I loans totaled $152.9 million, or 4.6% of the loan portfolio, as of March 31, 2026. C&I loans increased $12.9 million, or 37.2% annualized, during the first three months of 2026 due in part to an increase of $15.2 million in commercial term loans and lines of credit, partially offset by a decrease of $2.3 million in mortgage warehouse lines of credit. Our SFR mortgage lending unit originates mortgage warehouse lines of credit to certain correspondent banks.

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

SBA loans. SBA loans decreased $3.7 million, or 6.6%, to $52.3 million at March 31, 2026, compared to $56.0 million at December 31, 2025. We originated SBA loans of $1.3 million and advanced an additional $292,000 on such loans during the first three months of 2026. Offsetting these loan originations and advances were loan sales of $4.0 million, refinances into non-SBA guaranteed loan types of $789,000, and net loan payoffs and paydowns of $513,000 during the first three months of 2026.

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

Analysis of the Allowance for Loan Losses

The following table presents the ALL, its corresponding percentage of the loan class balance, and the percentage of loan balance to total loans HFI as of the dates indicated:

	As of March 31, 2026			As of December 31, 2025
	$	ALL as a % of Loan Type	% of Total Loans	$	ALL as a % of Loan Type	% of Total Loans
Loans:	(dollars in thousands)
Single-family residential mortgages	$21,988	1.31%	50.6%	$21,585	1.30%	50.0%
Commercial real estate (1)	17,639	1.38%	38.3%	18,162	1.39%	39.3%
Construction and land development	1,446	0.91%	4.8%	1,502	0.97%	4.7%
Commercial and industrial	1,672	1.09%	4.6%	1,647	1.18%	4.2%
SBA	769	1.47%	1.6%	824	1.47%	1.7%
Other	152	3.88%	0.1%	168	3.82%	0.1%
Allowance for loan losses	$43,666	1.31%	100.0%	$43,888	1.32%	100.0%

(1)	Includes non-farm and non-residential real estate loans, multi-family residential loans and non-owner occupied SFR loans.

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

Individual loans considered to be uncollectible are charged off against the ACL. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Loans deemed to be collateral-dependent are reviewed individually based on the estimated fair value of the collateral less estimated selling costs. Collateral value is determined using appraisals and/or other market comparable information. Charge-offs are generally taken on loans when the loan balance is determined to be uncollectible. Recoveries on loans previously charged off are added to the ACL. Net charge-offs on an annualized basis represented 0.00% of average loans for the three months ended March 31, 2026, and 0.35% of average loans for the three months ended March 31, 2025.

As of March 31, 2026, the ACL totaled $44.2 million and was comprised of an ALL of $43.7 million and a RUC of $484,000. This compares to the ACL of $44.4 million comprised of an ALL of $43.9 million and a RUC of $484,000 at December 31, 2025. The $222,000 decrease in the ACL for the first three months of 2026 was due to a $200,000 reversal of provision for credit losses and net charge-offs of $22,000. The ALL as a percentage of loans HFI was 1.31% at March 31, 2026, compared to 1.32% at December 31, 2025, due mainly to the reversal of provision for credit losses and growth in the loan portfolio. The ALL as a percentage of nonperforming loans HFI was 97.98% at March 31, 2026, a decrease from 98.33% at December 31, 2025.

The following table provides an analysis of the ACL, provision for credit losses and net charge-offs for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Allowance for Loan Loss	(dollars in thousands)
Balance, beginning of period	$43,888	$47,729
Charge-offs:
Single-family residential mortgages	—	(1,246)
Commercial real estate	—	—
Construction and land development	—	(1,388)
Commercial and industrial	(4)	(80)
SBA	(2)	—
Other	(21)	(13)
Total charge-offs	(27)	(2,727)
Recoveries:
Construction and land development	—	—
Commercial and industrial	1	78
Other	4	6
Total recoveries	5	84
Net charge-offs	(22)	(2,643)
(Reversal of) provision for credit losses - loans	(200)	6,846
Balance, end of period	$43,666	$51,932

Reserve for unfunded commitments
Balance at beginning of period	$484	$729
(Reversal of) provision for credit losses - unfunded commitments	—	(100)
Balance at the end of period	$484	$629

Total allowance for credit losses	$44,150	$52,561

Total loans HFI at end of period	$3,325,232	$3,143,063
Average loans HFI	$3,295,587	$3,079,224
Net charge-offs to average loans HFI	(0.00%)	(0.35%)
Allowance for loan losses to total loans HFI	1.31%	1.65%

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

Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest (of which there were none during the periods presented). The balances of nonperforming loans included in the table below are the net investment in these assets and do not include specific reserves that are included in the ALL. The following table presents the net investment in nonperforming assets by loan class and certain nonperforming asset ratios as of the dates indicated.

	As of March 31,	As of December 31,
	2026	2025
Nonaccrual loans:	(dollars in thousands)
Single-family residential mortgages	$1,507	$2,143
Commercial real estate	9,137	8,158
Construction and land development	27,694	27,994
Commercial and industrial	5,116	5,116
SBA	1,114	1,221
Other	—	—
Total nonaccrual loans	44,568	44,632
Total nonperforming loans	44,568	44,632
OREO	4,268	8,830
Nonperforming assets	$48,836	$53,462
Nonperforming loans HFI to total loans HFI	1.34%	1.35%
Nonperforming assets to total assets	1.16%	1.27%
Nonperforming loans to tangible common equity and ALL	8.88%	9.28%
Nonperforming assets to tangible common equity and ALL	9.73%	11.12%

Nonperforming assets totaled $48.8 million, or 1.16% of total assets, at March 31, 2026, down from $53.5 million, or 1.27% of total assets, at December 31, 2025. The $4.6 million decrease in nonperforming assets included a decrease of $4.6 million in OREO to $4.3 million at March 31, 2026, compared to $8.8 million at December 31, 2025. The decrease in OREO was primarily due to the sale of one property and a $350,000 valuation provision on a remaining OREO property. The sale resulted in a $1.2 million gain.

Our 30-89 day delinquent loans, excluding nonperforming loans, totaled $7.9 million, or 0.24% of total loans, at March 31, 2026, down from $8.8 million, or 0.27% of total loans, at December 31, 2025. The $0.9 million decrease was mainly due to $3.4 million in loans returning to current status and $1.3 million in payoffs and paydowns, offset by $3.7 million in new delinquent loans.

We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2026 and 2025, while the loans were in nonaccrual status.

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

We use a risk grading system to categorize and determine the credit risk of our loans. Potential problem loans include loans with a risk grade of 6, which are “special mention,” loans with a risk grade of 7, which are “substandard” loans that are generally not considered to be impaired and loans with a risk grade of 8, which are “doubtful” loans generally considered to be impaired. These loans generally require more frequent loan officer contact and receipt of financial data to closely monitor borrower performance. Potential problem loans are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive officers and other members of senior management.

The following table presents the risk categories for loans HFI, by segment and class, as of the dates indicated:

		Special
March 31, 2026	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$1,681,209	$—	$1,519	$—	$1,682,728
Commercial real estate	1,235,264	13,164	25,677	—	1,274,105
Construction and land development	128,199	3,399	27,694	—	159,292
Commercial:
Commercial and industrial	138,876	2,081	11,954	—	152,911
SBA	40,495	6,134	5,650	—	52,279
Other	3,917	—	—	—	3,917
Total	$3,227,960	$24,778	$72,494	$—	$3,325,232

		Special
December 31, 2025	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$1,652,759	$—	$2,623	$—	$1,655,382
Commercial real estate	1,265,041	13,249	24,729	—	1,303,019
Construction and land development	124,083	3,387	27,994	—	155,464
Commercial:
Commercial and industrial	123,747	2,247	14,067	—	140,061
SBA	49,862	354	5,762	—	55,978
Other	4,397	—	—	—	4,397
Total	$3,219,889	$19,237	$75,175	$—	$3,314,301

Special mention loans totaled $24.8 million, or 0.75% of total loans, at March 31, 2026, up from $19.2 million, or 0.58% of total loans, at December 31, 2025. The $5.5 million increase for the first quarter of 2026 was primarily due to downgrades to special mention of $5.8 million, partially offset by paydowns of $303,000. As of March 31, 2026, all special mention loans were paying current.

Substandard loans totaled $72.5 million at March 31, 2026, a decrease of $2.7 million from $75.2 million at December 31, 2025. The decrease in substandard loans during the first quarter of 2026 was primarily due to payoffs and paydowns totaling $3.0 million and upgrades to pass-rated loans of $1.1 million, partially offset by downgrades to substandard totaling $1.5 million. Of the total substandard loans outstanding at March 31, 2026, there were $27.9 million, or 39% of such loans, on accrual status.

Liabilities. Total liabilities decreased by $21.6 million to $3.7 billion at March 31, 2026, compared to December 31, 2025, primarily due to a $10.5 million decrease in deposits and a $10.8 million decrease in accrued interest and other liabilities.

Deposits. Total deposits were $3.3 billion as of March 31, 2026, a decrease of $10.5 million, or 1.3% annualized, compared to $3.4 billion as of December 31, 2025. The decrease in total deposits during the first quarter of 2026 was due to a $61.9 million decrease in wholesale deposits, offset by a $51.4 million increase in retail deposits. The increase in retail deposits included a $219.4 million increase in non-maturity interest-bearing deposits and a $168.4 million decrease in time deposits as a portion of maturing time deposits moved into a high-yield savings product. Noninterest-bearing deposits totaled $526.9 million, or 15.8% of total deposits, at March 31, 2026, which is similar to the balances and percentage of total deposits at December 31, 2025.

The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	March 31, 2026		December 31, 2025
	$	%	$	%
	(dollars in thousands)
Noninterest-bearing demand deposits	$526,882	15.8%	$526,538	15.7%
Interest-bearing deposits:
NOW	75,292	2.3%	72,063	2.2%
Money market	507,842	15.2%	526,933	15.7%
Savings	592,601	17.7%	357,303	10.7%
Time deposits $250,000 and under	740,429	22.2%	790,225	23.6%
Time deposits over $250,000	733,046	21.9%	851,637	25.4%
Wholesale deposits	163,792	4.9%	225,699	6.7%
Total interest-bearing deposits	2,813,002	84.2%	2,823,860	84.3%
Total deposits	$3,339,884	100.0%	$3,350,398	100.0%

The following table presents our average deposit balances and weighted average rates for the three months ended March 31, 2026:

	For the Three Months Ended
	March 31, 2026
		Weighted
	Average	Average
	Balance	Rate (%)
	(dollars in thousands)
Noninterest-bearing demand deposits	$526,151	—
Interest-bearing deposits:
NOW	73,637	2.19%
Money market	529,013	2.91%
Savings	441,123	2.90%
Time deposits $250,000 and under	926,226	3.64%
Time deposits over $250,000	845,786	3.79%
Total interest-bearing deposits	2,815,785	3.39%
Total deposits	$3,341,936	2.86%

The following table presents the maturity schedule of time deposits as of March 31, 2026:

	Maturity Within:
	Three Months or Less	After Three to Six Months	After Six to 12 Months	After 12 Months	Total
	(dollars in thousands)
Time deposits $250,000 and under (1)	$284,805	$317,918	$254,886	$6,108	$863,717
Time deposits over $250,000 (2)	291,176	258,231	218,711	5,432	773,550
Total time deposits	$575,981	$576,149	$473,597	$11,540	$1,637,267

(1)	Includes wholesale deposits of $123.3 million.
(2)	Includes wholesale deposits of $40.5 million.

Of the $773.6 million in time deposits over $250,000, the estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $531.9 million at March 31, 2026. The following table presents the maturity distribution of uninsured time deposits in amounts of more than $250,000 as of the date indicated.

March 31, 2026
(dollars in thousands)
3 months or less	$191,673
Over 3 months through 6 months	164,237
Over 6 months through 12 months	171,548
Over 12 months	4,431
Total	$531,889

Deposits exceeding the FDIC insurance limits were estimated to be $1.6 billion as of March 31, 2026, and $1.5 billion as of December 31, 2025.

Time deposits include certain wholesale deposits, such as brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services. We mitigate the risk of using wholesale time deposits by managing the aggregate level of such funding, obtaining wholesale deposits through multiple sources, and leveraging collateralized deposits. Wholesale time deposits totaled $163.8 million at March 31, 2026, and were comprised of brokered deposits of $90.9 million, collateralized deposits from the State of California of $40.0 million, and deposits acquired through internet listing services of $32.9 million at March 31, 2026. This compares to wholesale time deposits of $225.7 million at December 31, 2025, comprised of brokered deposits of $145.5 million, collateralized deposits from the State of California of $40.0 million, and deposits acquired through internet listing services of $40.2 million.

In addition, we offer deposit products through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit. Time deposits held through the CDARS program were $139.8 million at March 31, 2026 and $128.3 million at December 31, 2025 and ICS deposits totaled $149.1 million at March 31, 2026 and $156.3 million at December 31, 2025.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. FHLB advances totaled $130.0 million at March 31, 2026 and at December 31, 2025. FHLB borrowings at March 31, 2026, included $130.0 million in putable term advances.

The terms of all putable advances outstanding at March 31, 2026 are presented in Next Call Date order in the table below:

Advance Date	Amount	Rate	Call Structure	Next Call Date	Final Stated Maturity Date
	(dollars in thousands)
5/8/2025	$10,000	3.69%	One time call	N/A	5/10/2028
6/23/2025	10,000	3.64%	One time call	N/A	6/23/2028
5/8/2025	20,000	3.49%	Quarterly call	5/11/2026	5/10/2028
8/14/2025	20,000	3.38%	Quarterly call	5/14/2026	8/14/2028
3/12/2025	20,000	3.34%	Quarterly call	6/12/2026	3/12/2029
3/14/2025	20,000	3.49%	Quarterly call	6/15/2026	3/15/2029
5/8/2025	20,000	3.52%	Quarterly call (1)	5/8/2026	5/8/2029
6/23/2025	10,000	3.55%	Quarterly call (1)	6/23/2026	6/23/2028
Total	$130,000	3.49%
(1)	Call option after initial one year lock out.

The following table presents information on our total FHLB advances at and for the periods presented:

	As of and For the Three Months Ended March 31,
	2026	2025
FHLB Borrowings:	(dollars in thousands)
Outstanding at period-end	$130,000	$160,000
Average amount outstanding	130,000	176,833
Maximum amount outstanding at any month-end	130,000	160,000
Weighted average interest rate:
During period	3.53%	2.27%
End of period	3.49%	3.73%

Long-term Debt. Long-term debt consists of subordinated notes. As of March 31, 2026, the amount of subordinated notes outstanding was $120.0 million as compared to $119.9 million at December 31, 2025.

In March 2021, we issued $120.0 million of fixed to floating rate subordinated notes due April 1, 2031 (the “2031 Subordinated Notes”). The interest rate was fixed at 4.00% through March 31, 2026, and now resets quarterly to a rate of three month Secured Overnight Financing Rate (“SOFR”) plus 329 basis points starting April 1, 2026. The rate was set at 6.97% as of April 1, 2026. The 2031 Subordinated Notes are considered Tier 2 capital at the Company and are redeemable beginning April 1, 2026.

Subordinated Debentures. Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.4 million as of March 31, 2026, and $15.4 million as of December 31, 2025. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. These subordinated debentures consist of the following at March 31, 2026, and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	Effective Stated Rate	Stated Maturity
Subordinated debentures:	(dollars in thousands)
TFC Trust	12/22/2006	$5,155	$986	$4,169	Three-month CME Term SOFR plus 0.26% plus 1.65%	5.59%	3/15/2037
FAIC Trust	12/15/2004	7,217	669	6,548	Three-month CME Term SOFR plus 0.26% plus 2.25%	6.19%	12/15/2034
PGBH Trust	12/15/2004	5,155	443	4,712	Three-month CME Term SOFR plus 0.26% plus 2.10%	6.04%	12/15/2034
Total		$17,527	$2,098	$15,429

At March 31, 2026, we were in compliance with all covenants under our long-term debt agreements and subordinated debt.

The Company maintains the TFC Statutory Trust ("TFC Trust"), which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). The TFC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 5.59% as of March 31, 2026, and 5.63% at December 31, 2025.

The Company maintains the First American International Statutory Trust I ("FAIC Trust"), which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). The FAIC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 6.19% as of March 31, 2026, and 6.23% at December 31, 2025.

The Company maintains the Pacific Global Bank Trust I ("PGBH Trust"), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. The PGBH subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 6.04% as of March 31, 2026, and 6.08% at December 31, 2025.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and preferred stock and changes in accumulated other comprehensive income, net of taxes, from AFS investment securities.

Shareholders’ equity increased $7.6 million, or 1.5%, to $531.1 million as of March 31, 2026, from $523.4 million at December 31, 2025. The increase in shareholders' equity for the three months of 2026 was due to net income of $11.3 million and lower unrealized losses on AFS securities in accumulated other comprehensive loss, net of tax, of $962,000, offset by common stock cash dividends paid of $2.8 million. As a result, book value per share increased to $31.10 from $30.69 at December 31, 2025, and tangible book value per share increased to $26.84 from $26.42 at December 31, 2025. For additional information, see "Non-GAAP Financial Measures."

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

Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis. Our wholesale funding ratio was 8.6% at March 31, 2026, compared to 10.3% at December 31, 2025.

We have sufficient capital and do not anticipate any need for additional liquidity sources as of March 31, 2026. As of March 31, 2026, and December 31, 2025, we had $97.0 million of unsecured federal funds lines with other financial institutions and no amounts advanced against these lines. In addition, secured lines of credit from the Federal Reserve Discount Window were $70.0 million at March 31, 2026, and $66.5 million at December 31, 2025. Federal Reserve Discount Window lines were collateralized by a pool of CRE loans totaling $89.6 million as of March 31, 2026, and $88.9 million as of December 31, 2025. We did not have any borrowings outstanding with the Federal Reserve at March 31, 2026, and December 31, 2025.

At March 31, 2026, and December 31, 2025, we had $130.0 million in FHLB advances. Based on the values of loans pledged as collateral, we had $1.4 billion of remaining secured borrowing capacity with the FHLB as of March 31, 2026, and December 31, 2025.

Bancorp is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. Bancorp’s main source of funding is dividends declared and paid to Bancorp by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to Bancorp. Management believes that these limitations will not impact our ability to meet our ongoing short-term cash obligations. The Bank paid no cash dividends to Bancorp during the three months ended March 31, 2026, and $45.0 million during the twelve months ended December 31, 2025. Dividends on common stock during the three months ended March 31, 2026, and the year ended December 31, 2025, totaled $2.8 million and $11.3 million. At March 31, 2026, Bancorp had $43.2 million in cash, of which $42.9 million was on deposit at the Bank.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at March 31, 2026:

	Payments Due
	Within	One to	Over Three to	After Five
	One Year	Three Years	Five Years	Years	Total
	(dollars in thousands)
Deposits without a stated maturity	$1,702,617	$—	$—	$—	$1,702,617
Time deposits	1,625,727	10,733	807	—	1,637,267
FHLB advances (1)	110,000	20,000	—	—	130,000
Long-term debt	—	—	—	120,000	120,000
Subordinated debentures	—	—	—	15,429	15,429
Leases	5,539	10,287	5,100	5,561	26,487
Total contractual obligations	$3,443,883	$41,020	$5,907	$140,990	$3,631,800
(1)	See "FHLB Borrowings" for the structure of FHLB advances that are callable by FHLB within one year, however final stated maturities range from 2.1 to 3.1 years as of March 31, 2026.

Off-Balance Sheet Arrangements

Refer to Note 12 in our consolidated financial statements for information related to our off-balance sheet arrangements.

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

	March 31, 2026	December 31, 2025	March 31, 2025
Tangible Common Equity Ratios:	(dollars in thousands)
Tangible common equity:
Total shareholders' equity	$531,054	$523,410	$510,306
Adjustments
Goodwill	(71,498)	(71,498)	(71,498)
Core deposit intangible	(1,204)	(1,338)	(1,839)
Tangible common equity	$458,352	$450,574	$436,969
Tangible assets:
Total assets-GAAP	$4,194,312	$4,208,294	$4,009,400
Adjustments
Goodwill	(71,498)	(71,498)	(71,498)
Core deposit intangible	(1,204)	(1,338)	(1,839)
Tangible assets	$4,121,610	$4,135,458	$3,936,063
Common shares outstanding	17,074,159	17,057,397	17,738,628
Common equity to assets ratio	12.66%	12.44%	12.73%
Tangible common equity to tangible assets ratio	11.12%	10.90%	11.10%
Book value per share	$31.10	$30.69	$28.77
Tangible book value per share	$26.84	$26.42	$24.63

Return on Average Tangible Common Equity. Management measures return on average tangible common equity (“ROATCE”) to assess our capital strength and business performance. Tangible equity excludes goodwill and other intangible assets (excluding mortgage servicing assets) and is reviewed by banking and financial institution regulators when assessing a financial institution’s capital adequacy. This non-GAAP financial measure should not be considered a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled measures used by other companies. The following table reconciles ROATCE to its most comparable GAAP measure:

	For the Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
Return on average tangible common equity:	(dollars in thousands)
Net income available to common shareholders	$11,300	$10,177	$2,290
Average shareholders' equity	529,382	519,194	512,262
Adjustments:
Average goodwill	(71,498)	(71,498)	(71,498)
Average core deposit intangible	(1,288)	(1,440)	(1,951)
Adjusted average tangible common equity	$456,596	$446,256	$438,813
Return on average common equity, annualized	8.66%	7.78%	1.81%
Return on average tangible common equity, annualized	10.04%	9.05%	2.12%

Pre-tax Pre-Provision Income. Management believes that pre-tax pre-provision (“PTPP”) income is a useful measure for investors to evaluate core operating performance, excluding the volatility of credit provision expenses. PTPP income is calculated by subtracting noninterest expense from the sum of net interest income and noninterest income, as shown in the following table:

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025
	(dollars in thousands)
Net interest income before provision for credit losses	$30,503	$29,508	$26,163
Add: Noninterest income	4,251	2,807	2,295
Less: Noninterest expense	(19,258)	(18,965)	(18,522)
Pre-tax pre-provision income	$15,496	$13,350	$9,936

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Basis Risk. Basis risk represents the risk of loss arising from asset and liability pricing movements not changing in the same direction. We have basis risk primarily in the SFR mortgage loan portfolio, the multi-family loan portfolio and our securities portfolio.

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

	Net Interest Income Sensitivity
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
March 31, 2026	(dollars in thousands)
Dollar change	$7,993	$3,530	$2,332	$(2,923)	$(5,800)	$(8,942)
Percent change	6.39%	2.82%	1.86%	(2.34%)	(4.64%)	(7.15%)
December 31, 2025
Dollar change	$11,201	$5,268	$3,325	$(2,860)	$(5,527)	$(8,440)
Percent change	9.38%	4.41%	2.78%	(2.39%)	(4.63%)	(7.07%)

At March 31, 2026, our NII at Risk profile is liability sensitive. This is directionally consistent with our profile at December 31, 2025. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The NII at Risk results are within board policy limits.

	Economic Value of Equity Sensitivity
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
March 31, 2026	(dollars in thousands)
Dollar change	$(72,420)	$(5,345)	$2,153	$(16,458)	$(35,396)	$(58,429)
Percent change	(10.51%)	(0.78%)	0.31%	(2.39%)	(5.14%)	(8.48%)
December 31, 2025
Dollar change	$(48,495)	$7,557	$8,430	$(18,774)	$(39,714)	$(64,688)
Percent change	(7.41%)	1.16%	1.29%	(2.87%)	(6.07%)	(9.89%)

At March 31, 2026, the EVE position is projected to decrease in the up rate scenarios and down 300 and 200 rate scenarios. When interest rates rise, fixed rate assets generally lose economic value as these instruments are discounted at a higher rate demonstrating the relative longer asset duration as compared to the overall liability duration. When interest rates decrease, the value of noninterest-bearing deposits also decreases. In addition, as the down rate shocks become more severe the pace of the increase in the value of loans also slows due to an increase in loan prepayments and the impact of discount rates reaching their floors; this results in a change of EVE volatility from positive to negative between the down 100 and 200 scenarios. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The EVE results are within board policy limits.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. "Risk Factors" of our 2025 Annual Report. The materiality of any risks and uncertainties identified in our Forward-Looking Statements contained in this Report or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Part I, Item 2 for “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2025, the Company announced a stock repurchase program providing for the repurchase of up to $18.0 million of the Company's outstanding common stock of which $4.1 million remained available as of March 31, 2026. We repurchased 746,949 shares of common stock for a total of $14.0 million at a weighted average share price of $18.55 during 2025. We did not repurchase shares during the three months ended March 31, 2026. The stock repurchase program will expire on June 30, 2026, but may be discontinued or amended at any time.

There were no repurchases of common stock during the first quarter of 2026.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Dollar Amount that May Yet Be Purchased Under the Plan
	(dollars in thousands)
January 1, 2026 to January 31, 2026	—	$—	—	$4,100
February 1, 2026 to February 28, 2026	—	$—	—	$4,100
March 1, 2026 to March 31, 2026	—	$—	—	$4,100
Total	—	$—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR§ 229.408(c).

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (contained in Exhibit 101)

(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: May 8, 2026	/s/ Johnny Lee
Johnny Lee President and Chief Executive Officer

Date: May 8, 2026	/s/ Lynn Hopkins
Lynn Hopkins Executive Vice President, Chief Financial Officer