Form 10-Q
period 2026-06-30
RBB Bancorp
filed 2026-08-07
CIK 1499422

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

Number of shares of common stock of the registrant: 16,915,964 outstanding as of July 31, 2026.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	(Unaudited)
	June 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$25,363	$27,086
Interest-earning deposits with financial institutions	257,652	185,231
Cash and cash equivalents	283,015	212,317
Interest-earning time deposits in other financial institutions	600	600
Securities:
Available for sale (amortized cost of $428,022 and $426,145 at June 30, 2026 and December 31, 2025)	407,160	407,204
Held to maturity (fair value of $4,078 and $4,103 at June 30, 2026 and December 31, 2025)	4,181	4,184
Loans held for sale	—	2,067
Loans held for investment	3,309,459	3,314,301
Allowance for loan losses	(43,660)	(43,888)
Loans held for investment, net of allowance for loan losses	3,265,799	3,270,413

Premises and equipment, net	22,868	23,540
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Net deferred tax assets	15,115	16,347
Income tax receivable	7,296	17,483
Cash surrender value of bank owned life insurance (BOLI)	62,841	61,972
Goodwill	71,498	71,498
Right-of-use assets - operating leases	22,068	23,026
Accrued interest and other assets	97,561	82,643
Total assets	$4,275,002	$4,208,294
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$591,556	$526,538
Savings, NOW and money market accounts	1,191,198	956,299
Time deposits $250,000 and under	815,528	974,670
Time deposits over $250,000	792,359	892,891
Total deposits	3,390,641	3,350,398

FHLB advances	160,000	130,000
Long-term debt, net of issuance costs	120,000	119,911
Subordinated debentures, net	15,484	15,375
Lease liabilities - operating leases	23,836	24,800
Accrued interest and other liabilities	29,864	44,400
Total liabilities	3,739,825	3,684,884

Commitments and contingencies - Note 13

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 16,985,919 shares issued and outstanding at June 30, 2026 and 17,057,397 shares issued and outstanding at December 31, 2025	250,590	250,694
Additional paid-in capital	3,004	3,941
Retained earnings	296,119	282,024
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(14,608)	(13,321)
Total shareholders’ equity	535,177	523,410
Total liabilities and shareholders’ equity	$4,275,002	$4,208,294

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)

(In thousands, except share amounts)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
Interest and dividend income:
Loans	$50,663	$49,938	$47,687	$100,601	$93,308
Interest-earning deposits	1,708	1,883	1,750	3,591	3,764
Investment securities	4,259	3,969	4,213	8,228	8,349
FHLB stock	222	760	324	982	654
Federal funds sold and other	307	253	231	560	466
Total interest and dividend income	57,159	56,803	54,205	113,962	106,541
Interest expense:
Savings deposits, NOW and money market accounts	9,197	7,347	4,567	16,544	9,035
Time deposits	14,397	16,221	19,250	30,618	38,334
Long-term debt and subordinated debentures	2,428	1,599	1,634	4,027	3,266
FHLB advances	1,051	1,133	1,420	2,184	2,409
Total interest expense	27,073	26,300	26,871	53,373	53,044
Net interest income before (reversal of)/provision for credit losses	30,086	30,503	27,334	60,589	53,497
(Reversal of)/provision for credit losses	—	(200)	2,387	(200)	9,133
Net interest income after (reversal of)/provision for credit losses	30,086	30,703	24,947	60,789	44,364
Noninterest income:
Service charges and fees	1,104	1,032	1,060	2,136	2,077
Loan servicing income, net of amortization	533	504	541	1,037	1,129
Increase in cash surrender value of BOLI	438	431	411	869	814
Gain on sale of loans	964	324	358	1,288	439
(Loss)/gain on other real estate owned	(221)	890	—	669	—
Other income	200	1,070	6,108	1,270	6,314
Total noninterest income	3,018	4,251	8,478	7,269	10,773
Noninterest expense:
Salaries and employee benefits	11,045	11,261	11,080	22,306	21,723
Occupancy and equipment expenses	2,449	2,511	2,377	4,960	4,784
Data processing	1,690	1,708	1,713	3,398	3,315
Legal and professional	1,311	1,503	2,904	2,814	4,419
Office expenses	377	359	405	736	813
Marketing and business promotion	178	215	212	393	409
Insurance and regulatory assessments	746	749	709	1,495	1,439
Core deposit intangible amortization	127	134	172	261	344
Other expenses	1,099	818	921	1,917	1,769
Total noninterest expense	19,022	19,258	20,493	38,280	39,015
Net income before income taxes	14,082	15,696	12,932	29,778	16,122
Income tax expense	3,942	4,396	3,599	8,338	4,499
Net income	$10,140	$11,300	$9,333	$21,440	$11,623

Net income per share
Basic	$0.60	$0.66	$0.53	$1.26	$0.66
Diluted	$0.59	$0.66	$0.52	$1.25	$0.65

Weighted-average common shares outstanding
Basic	17,011,624	17,063,757	17,746,607	17,037,546	17,737,212
Diluted	17,141,742	17,174,526	17,797,735	17,158,043	17,784,237

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)

(In thousands)

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$10,140	$11,300	$9,333	$21,440	$11,623

Other comprehensive (loss)/income:
Unrealized (loss)/gain on securities available for sale	(464)	(1,457)	1,850	(1,921)	6,122
Related income tax effect	139	495	(568)	634	(1,878)
Total other comprehensive (loss)/income	(325)	(962)	1,282	(1,287)	4,244

Total comprehensive income	$9,815	$10,338	$10,615	$20,153	$15,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)

(In thousands, except share amounts)

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive (Loss)/Income, net	Total
Balance at March 31, 2026	17,074,159	$251,050	$3,649	$290,566	$72	$(14,283)	$531,054
Net income	—	—	—	10,140	—	—	10,140
Stock-based compensation, net	—	—	697	—	—	—	697
Restricted stock units vested	35,836	855	(1,047)	—	—	—	(192)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,762)	—	—	(2,762)
Stock options exercised	56,500	1,330	(295)	—	—	—	1,035
Repurchase of common stock	(180,576)	(2,645)	—	(1,825)	—	—	(4,470)
Other comprehensive loss, net of taxes	—	—	—	—	—	(325)	(325)
Balance at June 30, 2026	16,985,919	$250,590	$3,004	$296,119	$72	$(14,608)	$535,177

Balance at March 31, 2025	17,738,628	$260,284	$3,360	$263,885	$72	$(17,295)	$510,306
Net income	—	—	—	9,333	—	—	9,333
Stock-based compensation, net	—	—	925	—	—	—	925
Restricted stock units vested	38,194	632	(643)	—	—	—	(11)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,854)	—	—	(2,854)
Stock options exercised	10,000	234	(63)	—	—	—	171
Repurchase of common stock	(87,731)	(1,287)	—	(212)	—	—	(1,499)
Other comprehensive income, net of taxes	—	—	—	—	—	1,282	1,282
Balance at June 30, 2025	17,699,091	$259,863	$3,579	$270,152	$72	$(16,013)	$517,653

	Common Stock					Accumulated
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Other Comprehensive (Loss)/Income, net	Total
Balance at January 1, 2026	17,057,397	$250,694	$3,941	$282,024	$72	$(13,321)	$523,410
Net income	—	—	—	21,440	—	—	21,440
Stock-based compensation, net	—	—	974	—	—	—	974
Restricted stock units vested	52,598	1,211	(1,616)	—	—	—	(405)
Cash dividends on common stock ($0.32 per share)	—	—	—	(5,520)	—	—	(5,520)
Stock options exercised	56,500	1,330	(295)	—	—	—	1,035
Repurchase of common stock	(180,576)	(2,645)	—	(1,825)	—	—	(4,470)
Other comprehensive loss, net of taxes	—	—	—	—	—	(1,287)	(1,287)
Balance at June 30, 2026	16,985,919	$250,590	$3,004	$296,119	$72	$(14,608)	$535,177

Balance at January 1, 2025	17,720,416	$259,957	$3,645	$264,460	$72	$(20,257)	$507,877
Net income	—	—	—	11,623	—	—	11,623
Stock-based compensation, net	—	—	1,180	—	—	—	1,180
Restricted stock units vested	56,406	959	(1,183)	—	—	—	(224)
Cash dividends on common stock ($0.32 per share)	—	—	—	(5,719)	—	—	(5,719)
Stock options exercised	10,000	234	(63)	—	—	—	171
Repurchase of common stock	(87,731)	(1,287)	—	(212)	—	—	(1,499)
Other comprehensive income, net of taxes	—	—	—	—	—	4,244	4,244
Balance at June 30, 2025	17,699,091	$259,863	$3,579	$270,152	$72	$(16,013)	$517,653

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities
Net income	$21,440	$11,623
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of premises and equipment	929	941
Net accretion of securities, loans, deposits, and other	(1,263)	(1,667)
Amortization of investment in affordable housing tax credits	1,173	952
Amortization of intangible assets	797	951
Amortization of right-of-use asset	2,596	2,545
Change in operating lease liabilities	(2,602)	(2,462)
(Reversal of) provision for credit losses	(200)	9,133
Stock-based compensation, net	974	1,180
Deferred tax expense (benefit)	1,866	(329)
Gain on sale of loans	(1,288)	(439)
Gain on OREO	(669)	—
Gain on sale of fixed assets	—	(42)
Increase in cash surrender value of life insurance	(869)	(814)
Loans originated for sale, net	(3,248)	(1,938)
Proceeds from loans sold	18,260	8,574
Other items	3,823	1,222
Net cash provided by operating activities	41,719	29,430
Investing activities
Securities available for sale:
Purchases	(109,336)	(110,410)
Maturities, repayments and calls	108,340	124,717
Securities held to maturity:
Maturities, repayments and calls	—	1,000
Purchase of other equity securities, net	(8,079)	(228)
Net increase of investment in qualified affordable housing projects	(2,212)	(1,538)
Net increase in loans	(68,245)	(217,800)
Proceeds from sales of loans originally classified as HFI	42,198	24,528
Proceeds from sales of OREO	5,569	7,526
Other investing activities, net	(98)	(236)
Net cash used in investing activities	(31,863)	(172,441)
Financing activities
Net increase in demand deposits and savings accounts	299,917	9,518
Net (decrease) increase in time deposits	(259,715)	94,871
Proceeds from FHLB advances	120,000	150,000
Repayments of FHLB Advances	(90,000)	(170,000)
Cash dividends paid	(5,520)	(5,719)
Restricted stock units vesting	(405)	(224)
Common stock repurchased, net of repurchase costs	(4,470)	(1,499)
Exercise of stock options	1,035	171
Net cash provided by financing activities	60,842	77,118
Net increase (decrease) in cash and cash equivalents	70,698	(65,893)
Cash and cash equivalents at beginning of period	212,317	257,745
Cash and cash equivalents at end of period	$283,015	$191,852
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$54,139	$53,654
(Refunds received) taxes paid	(4,887)	2,869
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	19,391	11,696
Loans transferred to held for sale, net	53,855	19,475
Additions to servicing assets	360	104
Recognition of operating lease right-of-use assets	(1,638)	(51)
Recognition of operating lease liabilities	1,638	51

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 - BUSINESS DESCRIPTION

RBB Bancorp (“RBB”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned banking subsidiaries, Royal Business Bank ("Bank") and RBB Asset Management Company (“RAM”), collectively referred to herein as “the Company”. RAM was formed in 2012 to hold and manage problem assets acquired in business combinations. There are no problem assets at RAM or activity in this subsidiary for the six months ended June 30, 2026 or the year ended December 31, 2025. When we refer to “we”, “us”, “our”, or the “Company”, we are referring to RBB Bancorp and its consolidated subsidiaries including the Bank and RAM, collectively. When we refer to the “parent company”, “Bancorp”, or the “holding company”, we are referring to RBB Bancorp, the parent company, on a stand-alone basis.

At June 30, 2026, we had total assets of $4.3 billion, total loans of $3.3 billion, total deposits of $3.4 billion and total shareholders' equity of $535.2 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.

The Bank provides business-banking products and services predominantly to Asian-centric communities through 24 full service branches located in Los Angeles County, Orange County and Ventura County in California, Las Vegas (Nevada), the New York City metropolitan areas, Chicago (Illinois), Edison (New Jersey) and Honolulu (Hawaii) and a loan production office located in the San Francisco Bay area. The products and services include commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts, including specialized services such as remote deposit, E-banking, mobile banking and treasury management services. Our primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income or shareholders’ equity. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Annual Report”).

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

Recent Accounting Pronouncements

Accounting standards adopted in 2026

In  November of 2025, the FASB issued ASU 2025-08, Financial Instruments-Credit Losses (Topic 326) – Purchased Loans. Under the guidance that currently exists in ASC Topic 326, purchased loans are initially recorded at fair value, and an allowance for expected credit losses is separately recognized in accordance with Topic 326. If a financial asset acquired has a “more-than-insignificant” deterioration of credit quality since its origination, it is accounted for as a purchased financial asset with credit deterioration ("PCD") using a “gross-up approach.” The gross-up approach requires recognition of an allowance for credit losses ("ACL") for the estimate of credit losses at the acquisition date. The ACL is recorded with an offsetting gross-up adjustment to the purchase price of the acquired financial asset. If a financial asset acquired does not have “more-than-insignificant” deterioration of credit quality since its origination ("non-PCD"), the ACL is recognized with a corresponding charge to credit loss expense. The amendments in this ASU expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this ASU, loans acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non-PCD loans that are acquired in a business combination are deemed seasoned. Other non-PCD loans are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this ASU are effective for all entities for annual reporting periods beginning after  December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments in this ASU should be applied prospectively to loans that are acquired on or after the initial application date. The Company adopted this guidance, effective  January 1, 2026. After adoption, the Company applied the gross-up approach to recording an ACL for purchased seasoned loans. The adoption had no material impact on the Company’s consolidated financial statements.

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

In December of 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) – Accounting for Government Grants Received by Business Entities. ASU 2025-10 creates authoritative guidance for business entities for the accounting for government grants. Prior to the issuance of this guidance, there was no specific authoritative guidance within GAAP regarding the recognition, measurement, and presentation of a government grant received by a business entity and, as a result, many entities used other sections of authoritative accounting literature by analogy to account for government grants that were received. The new guidance requires that a government grant received by a business entity should not be recognized until: (1) it is probable that (a) a business entity will comply with the conditions attached to the grant and (b) the grant will be received; and (2) a business entity meets the recognition guidance for a grant in ASC 832. The new guidance also establishes classification guidance for grants in the consolidated financial statements and prescribes disclosures of grants that include the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments may be adopted using either a modified prospective, modified retrospective, or retrospective approach. Adoption of ASU 2025-10 is not expected to have a material impact on the Company’s consolidated financial statements.

In December of 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) – Narrow-Scope Improvements. The guidance in ASU 2025-11 was issued to improve the guidance in ASC by clarifying the required interim disclosures and when that guidance is applicable. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The new guidance does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provides clarity on the current interim reporting requirements. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. Adoption of ASU 2025-11 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - INVESTMENT SECURITIES

Our investment portfolio is comprised primarily of U.S. government and SBA agency securities, mortgage-backed securities ("MBS") backed by government-sponsored entities, collateral mortgage obligations ("CMO") and commercial paper. The following table summarizes the amortized cost and fair value of investment securities available for sale (“AFS”) and held to maturity (“HTM”) and the corresponding amounts of gross unrealized gains and losses as of the dates indicated:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2026	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$20,496	$—	$(214)	$20,282
SBA agency securities	19,628	—	(309)	19,319
MBS: Residential	93,622	201	(5,013)	88,810
MBS: Commercial	9,993	—	(28)	9,965
CMO: Residential	115,089	159	(9,381)	105,867
CMO: Commercial	82,065	111	(2,141)	80,035
Commercial paper	49,672	—	(9)	49,663
Corporate debt securities	24,907	73	(1,518)	23,462
Municipal tax-exempt securities	12,550	—	(2,793)	9,757
Total available for sale	$428,022	$544	$(21,406)	$407,160

Held to maturity
Municipal tax-exempt securities	$4,181	$—	$(103)	$4,078
Total held to maturity	$4,181	$—	$(103)	$4,078

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2025	Cost	Gains	Losses	Value
Available for sale	(dollars in thousands)
Government agency securities	$22,850	$34	$(179)	$22,705
SBA agency securities	21,326	90	(236)	21,180
MBS: Residential	91,049	634	(4,505)	87,178
MBS: Commercial	5,010	—	(33)	4,977
CMO: Residential	120,475	760	(8,740)	112,495
CMO: Commercial	102,755	183	(2,161)	100,777
Commercial paper	19,948	—	—	19,948
Corporate debt securities	30,165	75	(1,811)	28,429
Municipal tax-exempt securities	12,567	—	(3,052)	9,515
Total available for sale	$426,145	$1,776	$(20,717)	$407,204

Held to maturity
Municipal tax-exempt securities	$4,184	$—	$(81)	$4,103
Total held to maturity	$4,184	$—	$(81)	$4,103

At June 30, 2026 and December 31, 2025, investment securities with a fair value of $44.8 million and $48.7 million were pledged to secure certificates of deposit from the State of California. One security with a fair value of $30,000 and $36,000 was pledged to secure a local agency deposit at June 30, 2026 and December 31, 2025.

There were no sales of investment securities during the three months ended June 30, 2026, March 31, 2026, and June 30, 2025 and six months ended June 30, 2026 and 2025.

Accrued interest receivable for investment securities at June 30, 2026 and December 31, 2025 totaled $1.5 million and $1.6 million.

The following tables show the amortized cost and fair value of the investment securities portfolio, by expected maturity, as of the dates indicated. However, expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Accordingly, MBS and CMO are classified in accordance with their estimated average life.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
June 30, 2026	(dollars in thousands)
Government agency securities	$—	$—	$20,496	$20,282	$—	$—	$—	$—	$20,496	$20,282
SBA agency securities	—	—	6,162	6,034	13,466	13,285	—	—	19,628	19,319
MBS: Residential	—	—	26,842	26,470	66,780	62,340	—	—	93,622	88,810
MBS: Commercial	4,983	4,974	5,010	4,991	—	—	—	—	9,993	9,965
CMO: Residential	785	784	70,587	69,335	43,717	35,748	—	—	115,089	105,867
CMO: Commercial	2,367	2,334	37,518	37,035	42,180	40,666	—	—	82,065	80,035
Commercial paper	49,672	49,663	—	—	—	—	—	—	49,672	49,663
Corporate debt securities	2,007	2,001	12,422	12,132	7,900	7,442	2,578	1,887	24,907	23,462
Municipal tax-exempt securities	—	—	—	—	1,079	909	11,471	8,848	12,550	9,757
Total AFS	$59,814	$59,756	$179,037	$176,279	$175,122	$160,390	$14,049	$10,735	$428,022	$407,160

Municipal tax-exempt securities	$—	$—	$1,741	$1,719	$2,440	$2,359	$—	$—	$4,181	$4,078
Total HTM	$—	$—	$1,741	$1,719	$2,440	$2,359	$—	$—	$4,181	$4,078

December 31, 2025
Government agency securities	$65	$65	$22,785	$22,640	$—	$—	$—	$—	$22,850	$22,705
SBA agency securities	—	—	6,496	6,456	14,830	14,724	—	—	21,326	21,180
MBS: Residential	—	—	26,636	26,537	64,413	60,641	—	—	91,049	87,178
MBS: Commercial	—	—	5,010	4,977	—	—	—	—	5,010	4,977
CMO: Residential	6,198	6,248	68,422	68,100	45,855	38,147	—	—	120,475	112,495
CMO: Commercial	6,629	6,591	51,805	51,365	44,321	42,821	—	—	102,755	100,777
Commercial paper	19,948	19,948	—	—	—	—	—	—	19,948	19,948
Corporate debt securities	4,022	4,006	8,903	8,733	14,650	13,756	2,590	1,934	30,165	28,429
Municipal tax-exempt securities	—	—	—	—	1,081	921	11,486	8,594	12,567	9,515
Total AFS	$36,862	$36,858	$190,057	$188,808	$185,150	$171,010	$14,076	$10,528	$426,145	$407,204

Municipal tax-exempt securities	$—	$—	$860	$857	$2,817	$2,742	$507	$504	$4,184	$4,103
Total HTM	$—	$—	$860	$857	$2,817	$2,742	$507	$504	$4,184	$4,103

The following tables show the fair value and gross unrealized losses of our investment securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	Less than Twelve Months			Twelve Months or More			Total
	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances
June 30, 2026	(dollars in thousands)
Government agency securities	$11,027	$(56)	3	$5,301	$(158)	2	$16,328	$(214)	5
SBA agency securities	16,551	(163)	6	2,768	(146)	5	19,319	(309)	11
MBS: Residential	42,983	(594)	12	25,644	(4,419)	15	68,627	(5,013)	27
MBS: Commercial	9,965	(28)	2	—	—	—	9,965	(28)	2
CMO: Residential	27,637	(275)	8	48,563	(9,106)	23	76,200	(9,381)	31
CMO: Commercial	14,891	(34)	4	42,155	(2,107)	19	57,046	(2,141)	23
Commercial paper	19,786	(9)	2	—	—	—	19,786	(9)	2
Corporate debt securities	986	(13)	2	16,604	(1,505)	18	17,590	(1,518)	20
Municipal tax-exempt securities	—	—	—	9,757	(2,793)	11	9,757	(2,793)	11
Total AFS	$143,826	$(1,172)	39	$150,792	$(20,234)	93	$294,618	$(21,406)	132

Municipal tax-exempt securities	$1,173	$(17)	3	$2,465	$(86)	5	$3,638	$(103)	8
Total HTM	$1,173	$(17)	3	$2,465	$(86)	5	$3,638	$(103)	8

	Less than Twelve Months			Twelve Months or More			Total
	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances
December 31, 2025	(dollars in thousands)
Government agency securities	$1,749	$(6)	1	$6,572	$(173)	3	$8,321	$(179)	4
SBA agency securities	7,654	(93)	3	2,962	(143)	5	10,616	(236)	8
MBS: Residential	14,196	(91)	4	27,573	(4,414)	15	41,769	(4,505)	19
MBS: Commercial	4,977	(33)	1	—	—	—	4,977	(33)	1
CMO: Residential	3,130	(1)	1	53,195	(8,739)	24	56,325	(8,740)	25
CMO: Commercial	13,947	(31)	4	49,366	(2,130)	21	63,313	(2,161)	25
Corporate debt securities	—	—	—	22,577	(1,811)	24	22,577	(1,811)	24
Municipal tax-exempt securities	—	—	—	9,515	(3,052)	11	9,515	(3,052)	11
Total AFS	$45,653	$(255)	14	$171,760	$(20,462)	103	$217,413	$(20,717)	117

Municipal tax-exempt securities	$—	$—	—	$3,663	$(81)	8	$3,663	$(81)	8
Total HTM	$—	$—	—	$3,663	$(81)	8	$3,663	$(81)	8

The securities that were in an unrealized loss position at June 30, 2026 and December 31, 2025, were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. We concluded that the unrealized losses were primarily attributed to yield curve movement. All SBA agency securities, mortgage-backed securities, and collateralized mortgage obligations are issued by government or government sponsored entities and have the support of the U.S. federal government. The issuers have not, to our knowledge, established any cause for default on these securities. We expect to recover the amortized cost basis of our securities and have no present intent to sell and do not expect to be required to sell securities that have declined below their cost before their anticipated recovery. As of June 30, 2026 and December 31, 2025, all of our HTM securities were rated “AA-” or above. Accordingly, no ACL was recorded as of June 30, 2026 and December 31, 2025, against HTM or AFS securities, and there was no provision for credit losses recognized for the three months and six months ended June 30, 2026 and 2025.

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

The following table presents the balances in our loan held for investment ("HFI") portfolio by loan segment and class as of the dates indicated:

	June 30, 2026	December 31, 2025
Loans HFI: (1)	(dollars in thousands)
Real Estate:
Single-family residential mortgages	$1,680,635	$1,655,382
Commercial real estate (2)	1,277,559	1,303,019
Construction and land development	146,273	155,464
Commercial:
Commercial and industrial	151,961	140,061
SBA	49,667	55,978
Other	3,364	4,397
Total loans HFI	$3,309,459	$3,314,301
Allowance for loan losses	(43,660)	(43,888)
Total loans HFI, net	$3,265,799	$3,270,413
(1)	Net of premiums (discounts) on acquired loans and net deferred (fees) and costs on originated loans.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential loans and non-owner occupied single-family residential loans.

Accrued interest receivable on loans at June 30, 2026 and December 31, 2025 totaled $14.1 million and $14.3 million (included in "Accrued interest and other assets" in the consolidated balance sheets). At June 30, 2026 and December 31, 2025, loans with carrying values of $2.0 billion and $1.9 billion were pledged to secure advances from the Federal Home Loan Bank ("FHLB") for up to $1.5 billion and $1.4 billion, respectively. At June 30, 2026 and December 31, 2025, loans with carrying values of $88.6 million and $88.9 million were pledged to the Federal Reserve Bank of San Francisco Discount Window.

The following table presents a summary of the changes in the ACL for the periods indicated:

	For the Three Months Ended
	June 30, 2026			March 31, 2026			June 30, 2025
	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses
	(dollars in thousands)
Beginning balance	$43,666	$484	$44,150	$43,888	$484	$44,372	$51,932	$629	$52,561
Provision for/(reversal of) credit losses	77	(77)	—	(200)	—	(200)	2,387	—	2,387
Charge-offs	(119)	—	(119)	(27)	—	(27)	(3,339)	—	(3,339)
Recoveries	36	—	36	5	—	5	34	—	34
Ending balance	$43,660	$407	$44,067	$43,666	$484	$44,150	$51,014	$629	$51,643

	For the Six Months Ended June 30,
	2026			2025
	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses
	(dollars in thousands)
Beginning balance	$43,888	$484	$44,372	$47,729	$729	$48,458
(Reversal of)/provision for credit losses	(123)	(77)	(200)	9,233	(100)	9,133
Charge-offs	(146)	—	(146)	(6,066)	—	(6,066)
Recoveries	41	—	41	118	—	118
Ending balance	$43,660	$407	$44,067	$51,014	$629	$51,643

The following tables present the balance and activity related to the allowance for loan losses (“ALL”) for loans HFI by loan portfolio segment and class for the periods presented.

	For the Three Months Ended June 30, 2026
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$21,988	$17,639	$1,446	$1,672	$769	$152	$43,666
(Reversal of)/provision for credit losses	(222)	(139)	508	23	(80)	(13)	77
Charge-offs	—	—	—	(102)	—	(17)	(119)
Recoveries	—	27	—	—	—	9	36
Ending balance	$21,766	$17,527	$1,954	$1,593	$689	$131	$43,660

	For the Three Months Ended March 31, 2026
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$21,585	$18,162	$1,502	$1,647	$824	$168	$43,888
Provision for/(reversal of) credit losses	403	(523)	(56)	28	(53)	1	(200)
Charge-offs	—	—	—	(4)	(2)	(21)	(27)
Recoveries	—	—	—	1	—	4	5
Ending balance	$21,988	$17,639	$1,446	$1,672	$769	$152	$43,666

	For the Three Months Ended June 30, 2025
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$7,000	$24,200	$18,373	$1,400	$701	$258	$51,932
Provision for/(reversal of) credit losses	971	498	748	94	91	(15)	2,387
Charge-offs	—	(3,275)	(15)	(1)	(1)	(47)	(3,339)
Recoveries	—	—	—	—	—	34	34
Ending balance	$7,971	$21,423	$19,106	$1,493	$791	$230	$51,014

	For the Six Months Ended June 30, 2026
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$21,585	$18,162	$1,502	$1,647	$824	$168	$43,888
Provision for/(reversal of) credit losses	181	(662)	452	51	(133)	(12)	(123)
Charge-offs	—	—	—	(106)	(2)	(38)	(146)
Recoveries	—	27	—	1	—	13	41
Ending balance	$21,766	$17,527	$1,954	$1,593	$689	$131	$43,660

	For the Six Months Ended June 30, 2025
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$6,053	$21,879	$17,518	$1,339	$654	$286	$47,729
Provision for/(reversal of) credit losses	3,164	2,819	2,991	157	138	(36)	9,233
Charge-offs	(1,246)	(3,275)	(1,403)	(81)	(1)	(60)	(6,066)
Recoveries	—	—	—	78	—	40	118
Ending balance	$7,971	$21,423	$19,106	$1,493	$791	$230	$51,014

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

	Term Loan by Vintage
June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Single-family residential mortgages
Pass	$178,820	$312,384	$76,171	$114,908	$477,039	$518,686	$892	$—	$1,678,900
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	707	866	153	9	—	1,735
Doubtful	—	—	—	—	—	—	—	—	—
Total	$178,820	$312,384	$76,171	$115,615	$477,905	$518,839	$901	$—	$1,680,635
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$100,358	$256,220	$141,173	$42,597	$381,811	$307,237	$—	$—	$1,229,396
Special mention	—	—	719	—	5,029	8,363	—	—	14,111
Substandard	—	—	4,920	—	1,562	27,570	—	—	34,052
Doubtful	—	—	—	—	—	—	—	—	—
Total	$100,358	$256,220	$146,812	$42,597	$388,402	$343,170	$—	$—	$1,277,559
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Pass	$7,487	$6,392	$36,271	$—	$43,701	$44,350	$—	$—	$138,201
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	8,072	—	—	8,072
Doubtful	—	—	—	—	—	—	—	—	—
Total	$7,487	$6,392	$36,271	$—	$43,701	$52,422	$—	$—	$146,273
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial:
Commercial and industrial
Pass	$38	$12,709	$46	$1,012	$843	$3,881	$122,545	$—	$141,074
Special mention	—	—	—	—	—	—	27	—	27
Substandard	3	407	3,898	2	42	4,709	1,799	—	10,860
Doubtful	—	—	—	—	—	—	—	—	—
Total	$41	$13,116	$3,944	$1,014	$885	$8,590	$124,371	$—	$151,961
YTD gross charge-offs	$1	$104	$1	$—	$—	$—	$—	$—	$106
SBA
Pass	$2,692	$8,740	$2,233	$1,219	$4,159	$17,682	$—	$—	$36,725
Special mention	—	—	—	356	5,781	—	—	—	6,137
Substandard	—	—	2,655	—	—	4,150	—	—	6,805
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,692	$8,740	$4,888	$1,575	$9,940	$21,832	$—	$—	$49,667
YTD gross charge-offs	$—	$—	$—	$—	$—	$2	$—	$—	$2
Other:
Pass	$—	$—	$—	$53	$353	$2,942	$11	$—	$3,359
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5	—	—	5
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$53	$353	$2,947	$11	$—	$3,364
YTD gross charge-offs	$—	$—	$—	$—	$—	$38	$—	$—	$38
Total by risk rating:
Pass	$289,395	$596,445	$255,894	$159,789	$907,906	$894,778	$123,448	$—	$3,227,655
Special mention	—	—	719	356	10,810	8,363	27	—	20,275
Substandard	3	407	11,473	709	2,470	44,659	1,808	—	61,529
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$289,398	$596,852	$268,086	$160,854	$921,186	$947,800	$125,283	$—	$3,309,459
Total YTD gross charge-offs	$1	$104	$1	$—	$—	$40	$—	$—	$146

	Term Loan by Vintage
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Single-family residential mortgages
Pass	$369,196	$98,047	$122,104	$501,580	$209,318	$351,536	$978	$—	$1,652,759
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	679	1,944	—	—	—	—	2,623
Doubtful	—	—	—	—	—	—	—	—	—
Total	$369,196	$98,047	$122,783	$503,524	$209,318	$351,536	$978	$—	$1,655,382
YTD gross charge-offs	$1	$—	$—	$537	$174	$691	$—	$—	$1,403
Commercial real estate
Pass	$263,863	$171,328	$49,551	$395,493	$155,891	$228,915	$—	$—	$1,265,041
Special mention	—	—	—	4,300	668	8,281	—	—	13,249
Substandard	—	668	—	1,578	10,204	12,279	—	—	24,729
Doubtful	—	—	—	—	—	—	—	—	—
Total	$263,863	$171,996	$49,551	$401,371	$166,763	$249,475	$—	$—	$1,303,019
YTD gross charge-offs	$—	$—	$—	$—	$1,383	$3,296	$—	$—	$4,679
Construction and land development
Pass	$4,739	$28,059	$—	$42,440	$3,845	$45,000	$—	$—	$124,083
Special mention	—	3,387	—	—	—	—	—	—	3,387
Substandard	—	—	—	—	19,465	8,529	—	—	27,994
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,739	$31,446	$—	$42,440	$23,310	$53,529	$—	$—	$155,464
YTD gross charge-offs	$—	$—	$—	$1,246	$6,929	$—	$—	$—	$8,175
Commercial:
Commercial and industrial									—
Pass	$13,681	$55	$1,041	$892	$2,645	$5,839	$99,594	$—	$123,747
Special mention	—	—	—	—	—	—	2,247	—	2,247
Substandard	413	6,014	5	52	—	5,423	2,160	—	14,067
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,094	$6,069	$1,046	$944	$2,645	$11,262	$104,001	$—	$140,061
YTD gross charge-offs	$5	$6	$—	$—	$—	$77	$—	$—	$88
SBA
Pass	$14,433	$2,834	$1,283	$10,718	$9,655	$10,939	$—	$—	$49,862
Special mention	—	—	354	—	—	—	—	—	354
Substandard	—	2,271	—	—	481	3,010	—	—	5,762
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,433	$5,105	$1,637	$10,718	$10,136	$13,949	$—	$—	$55,978
YTD gross charge-offs	$—	$12	$—	$—	$—	$175	$—	$—	$187
Other:
Pass	$—	$—	$86	$630	$3,583	$86	$12	$—	$4,397
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$86	$630	$3,583	$86	$12	$—	$4,397
YTD gross charge-offs	$—	$—	$—	$—	$175	$5	$—	$—	$180
Total by risk rating:
Pass	$665,912	$300,323	$174,065	$951,753	$384,937	$642,315	$100,584	$—	$3,219,889
Special mention	—	3,387	354	4,300	668	8,281	2,247	—	19,237
Substandard	413	8,953	684	3,574	30,150	29,241	2,160	—	75,175
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$666,325	$312,663	$175,103	$959,627	$415,755	$679,837	$104,991	$—	$3,314,301
Total YTD gross charge-offs	$6	$18	$—	$1,783	$8,661	$4,244	$—	$—	$14,712

The following tables present the aging of the recorded investment in past due loans HFI, by loan segment and class, as of the dates indicated.

	Accruing Loans
June 30, 2026	30-59 Days	60-89 Days	90 Days or More	Total Past Due (1)	Nonaccrual Loans	Current	Total Loans HFI
Real estate:	(dollars in thousands)
Single-family residential mortgages (2)	$4,418	$1,609	$—	$6,027	$394	$1,674,214	$1,680,635
Commercial real estate	750	168	—	918	8,146	1,268,495	1,277,559
Construction and land development	—	—	—	—	8,072	138,201	146,273
Commercial:
Commercial and industrial	1,919	61	—	1,980	5,113	144,868	151,961
SBA	—	17	—	17	2,029	47,621	49,667
Other	18	10	—	28	5	3,331	3,364
Total	$7,105	$1,865	$—	$8,970	$23,759	$3,276,730	$3,309,459
(1)	Past due loans exclude nonaccrual loans.
(2)	Nonaccrual SFR mortgage loans include $153,000 of loans in the process of foreclosure.

	Accruing Loans
December 31, 2025	30-59 Days	60-89 Days	90 Days or More	Total Past Due (1)	Nonaccrual Loans	Current	Total Loans HFI
Real estate:	(dollars in thousands)
Single-family residential mortgages (2)	$5,140	$1,321	$—	$6,461	$2,143	$1,646,778	$1,655,382
Commercial real estate	284	204	—	488	8,158	1,294,373	1,303,019
Construction and land development	—	—	—	—	27,994	127,470	155,464
Commercial:
Commercial and industrial	1,277	—	—	1,277	5,116	133,668	140,061
SBA	—	542	—	542	1,221	54,215	55,978
Other	13	8	—	21	—	4,376	4,397
Total	$6,714	$2,075	$—	$8,789	$44,632	$3,260,880	$3,314,301
(1)	Past due loans exclude nonaccrual loans.
(2)	Nonaccrual SFR mortgage loans include $680,000 of loans in the process of foreclosure.

The following table presents the loans HFI on nonaccrual status and the balance of such loans with no ALL, by loan segment and class, as of the dates indicated:

	June 30, 2026		December 31, 2025
	Nonaccrual Loans	Total	Nonaccrual Loans	Total
	with no ALL	Nonaccrual Loans	with no ALL	Nonaccrual Loans
Real estate:	(dollars in thousands)
Single-family residential mortgages	$394	$394	$2,143	$2,143
Commercial real estate	8,146	8,146	4,801	8,158
Construction and land development	8,072	8,072	27,994	27,994
Commercial:
Commercial and industrial	5,113	5,113	5,116	5,116
SBA	2,029	2,029	1,221	1,221
Other:	5	5	—	—
Total	$23,759	$23,759	$41,275	$44,632

The following tables present the amortized cost basis of individually evaluated collateral-dependent loans, by loan segment and class, and type of collateral which secures such loans as of the dates indicated.

	June 30, 2026
	Type of Collateral
Loan Class	Residential Real Estate	Commercial Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$394	$—	$—	$394
Commercial real estate	720	7,426	—	8,146
Construction and land development	—	8,072	—	8,072
Commercial:
Commercial and industrial	5,113	—	—	5,113
SBA	—	1,631	398	2,029
Other	—	—	5	5
Total loans	$6,227	$17,129	$403	$23,759

	December 31, 2025
	Type of Collateral
Loan Class	Residential Real Estate	Commercial Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$2,143	$—	$—	$2,143
Commercial real estate	—	8,158	—	8,158
Construction and land development	19,465	8,529	—	27,994
Commercial:
Commercial and industrial	5,116	—	—	5,116
SBA	—	1,136	85	1,221
Total loans	$26,724	$17,823	$85	$44,632

We did not recognize any interest income on nonaccrual loans while the loans were in nonaccrual status during 2026 or 2025.

Loan Modifications to Borrowers Experiencing Financial Difficulty - In cases where a borrower is experiencing financial difficulties, we may make certain concessionary modifications to the contractual terms. These concessions may include term extension, payment delay, principal forgiveness, interest rate reduction, or other actions intended to minimize potential losses. We may provide multiple types of concessions on one loan. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for loan losses. Loans modified to borrowers experiencing financial difficulty are individually evaluated for purposes of the allowance for loan losses.

The following tables present loan modifications made to borrowers experiencing financial difficulty by type of modification for the periods indicated:

	Three Months Ended June 30, 2026
	Term Extension	Total Loan Modifications
Loan Class	Balance	Balance	% of Loan Class
	(dollars in thousands)
Commercial real estate	$664	$664	0.05%
Total	$664	$664

	Six Months Ended June 30, 2026
	Term Extension	Payment Deferral	Total Loan Modifications
	Balance	Balance	Balance	% of Loan Class
	(dollars in thousands)
Commercial real estate	$664	$—	$664	0.05%
SBA	—	656	656	1.32%
Total	$664	$656	$1,320

	Three and Six Months Ended June 30, 2025
	Combination - Rate Reduction and Term Modification	Combination - Principal Reduction, Rate Reduction and Term Modification	Total Loan Modifications
	Balance	Balance	Balance	% of Loan Class
	(dollars in thousands)
Commercial and industrial	$4,732	$—	$4,732	3.42%
Commercial real estate	—	3,717	3,717	0.29%
Total	$4,732	$3,717	$8,449

There were no modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

At  June 30, 2026 and December 31, 2025, we had no commitments to lend to borrowers experiencing financial difficulty whose loans were modified during the period. We closely monitor the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following tables present the payment status of loans that were modified during the preceding  12 month period, by loan class, as of the dates indicated.

	June 30, 2026
Loan Class	Current	30-89 Days Past Due	90 Days or More Past Due	Total
	(dollars in thousands)
Commercial and industrial	$3,900	$—	$—	$3,900
SBA	930	133	—	1,063
Commercial real estate	664	—	—	664
Total	$5,494	$133	$—	$5,627

	June 30, 2025
Loan Class	Current	30-89 Days Past Due	90 Days or More Past Due	Total
	(dollars in thousands)
Construction and land development	$—	$—	$35,460	$35,460
Commercial real estate	13,884	—	—	13,884
Commercial and industrial	4,708	—	—	4,708
Total	$18,592	$—	$35,460	$54,052

           For the loans modified to borrowers experiencing financial difficulty during the 12 months prior to June 30, 2026, one SBA loan with a balance of $133,000 had a payment default of their modified terms in the three and six months ended June 30, 2026. For the loans modified to borrowers experiencing financial difficulty during the 12 months prior to June 30, 2025, two construction and land development loans totaling $35.5 million had a payment default of their modified terms in the three and six months ended June 30, 2025.

NOTE 5 - LOAN SERVICING

The loans being serviced for others are not reported as assets in our consolidated balance sheets. The table below presents the underlying principal balances of the loans serviced for others, by loan portfolio segment, as of the dates indicated:

	June 30,	December 31,
Loans serviced for others:	2026	2025
	(dollars in thousands)
Single-family residential mortgage	$803,175	$833,704
SBA	96,652	90,364
Construction and land development	9,505	9,018
Commercial real estate	2,401	2,420

Servicing income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing assets is net against loan servicing income. Loan servicing income, net of amortization, totaled $533,000, $504,000, and $541,000 for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, and $1.0 million and $1.1 million for the six months ended June 30, 2026 and 2025.

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

The table below presents the activity in the servicing assets for the periods indicated:

	Three Months Ended
	June 30, 2026		March 31, 2026		June 30, 2025
	Mortgage	SBA	Mortgage	SBA	Mortgage	SBA
	Loans	Loans	Loans	Loans	Loans	Loans
Servicing assets:	(dollars in thousands)
Beginning of period	$4,567	$1,267	$4,761	$1,280	$5,424	$1,342
Additions	174	101	37	48	24	15
Payoffs	(58)	(22)	(68)	(38)	(98)	(17)
Amortization	(146)	(19)	(163)	(23)	(167)	(41)
End of period	$4,537	$1,327	$4,567	$1,267	$5,183	$1,299

	Six Months Ended
	June 30, 2026		June 30, 2025
	Mortgage	SBA	Mortgage	SBA
	Loans	Loans	Loans	Loans
Servicing assets:	(dollars in thousands)
Beginning of period	$4,761	$1,280	$5,656	$1,329
Additions	211	149	29	77
Payoffs	(126)	(60)	(179)	(20)
Amortization	(309)	(42)	(323)	(87)
End of period	$4,537	$1,327	$5,183	$1,299

Fair value is estimated using a valuation model that calculates the present value of estimated future net servicing cash flows. All classes of servicing assets are subsequently measured using the amortization method, which requires servicing assets to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Portfolio characteristics include loan delinquency rates, age of loans, note rate and geography. The assumptions embedded in the valuation are obtained from a range of metrics utilized by active buyers in the marketplace. The analysis accounts for recent transactions, and supply and demand within the market.

The fair value of servicing assets for mortgage loans was $9.5 million and $9.7 million as of June 30, 2026 and  December 31, 2025. This fair value at June 30, 2026 was determined using an average discount rate of 10.06%, average prepayment speed of 7.63%, depending on the stratification of the specific right, and a weighted-average default rate of 0.09%. This fair value at December 31, 2025 was determined using an average discount rate of 10.09%, average prepayment speed of 7.93%, depending on the stratification of the specific right, and a weighted-average default rate of 0.11%

The fair value of servicing assets for SBA loans was $1.9 million and $1.8 million as of June 30, 2026 and  December 31, 2025. This fair value at June 30, 2026 was determined using an average discount rate of 8.5%, average prepayment speed of 28%, depending on the stratification of the specific right, and a weighted-average default rate of 1.04%. This fair value at December 31, 2025 was determined using an average discount rate of 8.5%, average prepayment speed of 27%, depending on the stratification of the specific right, and a weighted-average default rate of 1.13%.

NOTE 6 - GOODWILL AND INTANGIBLES

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions is tested for impairment at least annually during the fourth quarter of each year, and more frequently, if events or circumstances indicate the value of goodwill may be impaired. We completed our most recent evaluation of goodwill as of October 1, 2025 and determined that no goodwill impairment existed. Goodwill totaled $71.5 million at both June 30, 2026 and  December 31, 2025 and is the only intangible asset with an indefinite life on our consolidated balance sheets. There were no triggering events during the first half of 2026 that caused management to evaluate goodwill for impairment as of June 30, 2026.

Other intangible assets also include core deposit intangible (“CDI”) assets which arise from acquiring deposit bases through whole bank and branch acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. The unamortized balance (included in “Accrued interest and other assets” in the consolidated balance sheets) at June 30, 2026 and December 31, 2025 was $1.1 million and $1.3 million. CDI amortization expense was $127,000, $134,000, and $172,000 for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, and $261,000 and $344,000 for the six months ended June 30, 2026 and 2025.

Estimated CDI amortization expense for future years is as follows:

As of June 30, 2026:	CDI Amortization Expense
(dollars in thousands)
Remainder of 2026	$241
2027	417
2028	297
2029	64
2030	33
Thereafter	26
Total	$1,078

NOTE 7 - ACCRUED INTEREST AND OTHER ASSETS

The following table presents the detail of our accrued interest receivable and other assets as of the dates indicated:

	As of June 30,	As of December 31,
	2026	2025
	(dollars in thousands)
CRA and other equity investments	$34,165	$26,086
Other real estate owned ("OREO")	19,820	8,830
Accrued interest receivable	16,012	16,230
LIHTC investments	15,824	16,997
Servicing assets (1)	5,864	6,041
Prepaid assets	2,367	2,915
Core deposit intangibles (2)	1,078	1,338
Other assets	2,431	4,206
Total accrued interest and other assets	$97,561	$82,643
(1)	See Note 5 - Loan Servicing for additional information.
(2)	See Note 6 - Goodwill And Intangibles for additional information.

CRA and other equity investments

The Company has several Community Reinvestment Act ("CRA") equity investments, other bank stocks, and other equity investments which totaled $34.2 million and $26.1 million as of June 30, 2026 and December 31, 2025. We may receive recurring interest and dividend income on these investments (included in "Interest and dividend income" in the consolidated statements of income). We may also receive capital gain distributions (included in "Other income" in the consolidated statements of income"). There were no significant gains or losses on these investments during the three and six months ended June 30, 2026 and 2025.

Other Real Estate Owned ("OREO")

The balance of OREO increased to $19.8 million at June 30, 2026, compared to $8.8 million at December 31, 2025. One nonperforming construction loan was transferred to OREO in the second quarter of 2026 and has a carrying value of $19.8 million at June 30, 2026. The OREO properties at December 31, 2025 were sold in the first six months of 2026 and resulted in net gains of $669,000.

Low-Income Housing Tax Credit investments ("LIHTC")

The Bank invests as a limited partner in LIHTC investments that operate qualified affordable housing projects which generate tax benefits, including federal low-income housing tax credits. These investments are accounted for under the proportional amortization method and totaled $15.8 million and $17.0 million at June 30, 2026 and December 31, 2025. Total unfunded commitments related to these investments totaled $7.8 million at June 30, 2026 and $10.0 million at December 31, 2025 and are included in accrued interest and other liabilities on the consolidated balance sheets. We expect to fulfill these commitments between 2026 and 2041.

We recognized tax credits from LIHTC investments totaling $520,000, $520,000, and $515,000 during the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, and $1.0 million and $912,000 during the six months ended June 30, 2026 and 2025. The amortization of these investments was included within income tax expense as an offset to such tax credits. We recognized amortization expense of $586,000, $587,000, and $533,000 during the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, and $1.2 million and $1.0 million during the six months ended June 30, 2026 and 2025. We had no impairment losses during each of the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, or the six months ended June 30, 2026 and 2025.

NOTE 8 - DEPOSITS

At June 30, 2026, the scheduled maturities of time deposits are as follows:

	$250,000 and under	Greater than $250,000	Total
At June 30, 2026	(dollars in thousands)
Remainder of 2026	$626,659	$659,713	$1,286,372
2027	185,698	131,756	317,454
2028	2,340	890	3,230
2029	449	—	449
2030 and thereafter	382	—	382
Total	$815,528	$792,359	$1,607,887

Time deposits include deposits acquired through both retail and wholesale channels. Wholesale channels include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services. Wholesale time deposits totaled $120.2 million at June 30, 2026 and $225.7 million at December 31, 2025. Brokered time deposits were $50.5 million at June 30, 2026 and $145.5 million at December 31, 2025. Collateralized deposits from the State of California totaled $40.0 million at both  June 30, 2026 and at December 31, 2025. Time deposits acquired through internet listing services totaled $29.7 million at June 30, 2026 and $40.2 million at December 31, 2025.

In addition, we offer retail deposit products where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC insurance limit through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs. Time deposits held through the CDARS program were $141.4 million at June 30, 2026 and $128.3 million at December 31, 2025. ICS deposits totaled $137.4 million at June 30, 2026 and $156.3 million at December 31, 2025.

NOTE 9 - LONG-TERM DEBT

At June 30, 2026, the Company's long-term debt consisted of $120.0 million of fixed-to-floating rate subordinated notes, with an April 1, 2031 maturity date (the "Notes"). The interest rate was fixed at 4.00% through March 31, 2026, and now resets quarterly to a rate of three-month Secured Overnight Financing Rate ("SOFR") plus 329 basis points starting April 1, 2026. The rate was set at 6.98% as of April 1, 2026 and increased to 7.02% as of  July 1, 2026. The Notes may be included in Tier 2 capital with certain limitations applicable under current regulatory guidelines, and such amount is discounted as the Notes approach maturity. Therefore, $96.0 million of the Notes were considered Tier 2 capital at June 30, 2026, compared to $120.0 million at December 31, 2025. The Notes became redeemable at par beginning April 1, 2026, and on July 1, 2026, the Company redeemed $40.0 million at par plus accrued interest.

          We recognized interest expense on the Notes of $2.1 million, $1.2 million, and $1.2 million for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, and $3.3 million and $2.4 million for the six months ended June 30, 2026 and 2025. We also recorded debt issuance cost amortization expense of $0, $89,000 and $96,000 for the three months ended June  30, 2026, March  31, 2026, and June  30, 2025, and  $89,000 and $191,000 for the six months ended June 30, 2026 and 2025. We were in compliance with all covenants for the Notes as of June  30, 2026.

NOTE 10 - SUBORDINATED DEBENTURES

Subordinated debentures were issued in connection with three separate trust preferred securities and totaled $15.5 million and $15.4 million as of June 30, 2026 and December 31, 2025. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. We  may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System at 100% of the principal amount, plus accrued and unpaid interest. These subordinated debentures consist of the following at June 30, 2026 and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	Effective Stated Rate	Stated Maturity
Subordinated debentures:	(dollars in thousands)
TFC Trust	12/22/2006	$5,155	$963	$4,192	Three-month CME Term SOFR plus 0.26% plus 1.65%	5.58%	3/15/2037
FAIC Trust	12/15/2004	7,217	649	6,568	Three-month CME Term SOFR plus 0.26% plus 2.25%	6.18%	12/15/2034
PGBH Trust	12/15/2004	5,155	431	4,724	Three-month CME Term SOFR plus 0.26% plus 2.10%	6.03%	12/15/2034
Total		$17,527	$2,043	$15,484

In 2016, we acquired TFC Statutory Trust (the “TFC Trust”) through the acquisition of Tomato Bank and its holding company, TFC Holding Company. At the close of this acquisition, a $1.9 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $1.0 million at June 30, 2026 and  December 31, 2025. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 5.58% as of June 30, 2026 and 5.63% at December 31, 2025.

In October 2018, we acquired First American International Statutory Trust I (“FAIC Trust”) through the acquisition of First American International Corp. (“FAIC”). At the close of this acquisition, a $1.2 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $649,000 at June 30, 2026 and $688,000 at December 31, 2025. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 6.18% as of June 30, 2026 and 6.23% at December 31, 2025.

In January 2020, we acquired Pacific Global Bank Trust I (“PGBH Trust”) through the acquisition of PGB Holdings, Inc. At the close of this acquisition, a $763,000 valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $431,000 at June 30, 2026 and $456,000 at December 31, 2025. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 6.03% as of June 30, 2026 and 6.08% at December 31, 2025.

We recognized interest expense on the subordinated debentures of $255,000, $255,000, and $283,000 for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, and $510,000 and $565,000 for the six months ended June 30, 2026 and 2025. The aggregate amount of amortization expense was $55,000 for each of the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, and $110,000 for each of the six months ended June 30, 2026 and 2025. We were in compliance with all covenants under the subordinated debentures as of June 30, 2026.

For regulatory reporting purposes, the Federal Reserve has indicated that the capital of trust preferred securities qualify as Tier 1 capital of the Company subject to previously specified limitations (including that the asset size of the issuer did not exceed $15 billion). If regulators make a determination that the capital securities can no longer be considered in regulatory capital, the securities become callable and we may redeem them.

NOTE 11 - BORROWING ARRANGEMENTS

The Bank has established secured and unsecured lines of credit. The Bank  may borrow funds from time to time on a term or overnight basis from the FHLB, the Federal Reserve Bank of San Francisco (“FRB”) and other financial institutions as indicated below.

FHLB Secured Line of Credit and Advances. At June 30, 2026, the Bank had secured borrowing capacity with the FHLB of $1.5 billion collateralized by pledged residential and commercial loans with a carrying value of $2.0 billion. At June 30, 2026, the Bank had no overnight advances, $20.0 million in term advances, and $140.0 million of putable term advances. The weighted average rate of FHLB advances was 3.83% at June 30, 2026. The remaining secured borrowing capacity with the FHLB was $1.4 billion as of June 30, 2026.

The details of the FHLB term advances outstanding at June 30, 2026 are shown in Next Call Date order in the table below:

Advance Date	Amount	Rate	Call Structure	Next Call Date	Final Stated Maturity Date
	(dollars in thousands)
5/8/2025	$10,000	3.69%	N/A	N/A	5/10/2028
6/23/2025	10,000	3.64%	N/A	N/A	6/23/2028
5/8/2025	20,000	3.52%	Quarterly call (1)	8/10/2026	5/8/2029
6/15/2026	20,000	3.85%	One time call (2)	9/15/2026	6/15/2029
6/15/2026	20,000	3.88%	One time call (2)	9/17/2026	6/17/2030
6/15/2026	10,000	3.84%	One time call (3)	12/15/2026	6/15/2029
6/15/2026	10,000	3.84%	One time call (3)	12/17/2026	6/17/2030
6/15/2026	20,000	3.94%	One time call (1)	6/15/2027	6/15/2029
6/24/2026	20,000	4.01%	One time call (1)	6/25/2027	6/25/2029
6/24/2026	20,000	3.97%	One time call (1)	6/24/2027	6/24/2030
Total	$160,000	3.83%
(1)	Call option by the FHLB after initial one year lock out.
(2)	Call option by the FHLB after initial three month lock out.
(3)	Call option by the FHLB after initial six month lock out.

FRB Secured Line of Credit. At June 30, 2026, the Bank had a secured borrowing capacity with the FRB of $69.7 million collateralized by pledged loans with a carrying value of $88.6 million.

Federal Funds Arrangements with Commercial Banks. At June 30, 2026, the Bank had established unsecured borrowing lines with other financial institutions totaling $97.0 million.

There were no amounts outstanding under any of the other borrowing arrangements above as of June 30, 2026, except the FHLB term advances of $160.0 million.

NOTE 12 - INCOME TAXES

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

We recorded an income tax provision of $3.9 million, $4.4 million, and $3.6 million, reflecting an effective tax rate of 28.0%, 28.0%, and 27.8% for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, and $8.3 million and $4.5 million, reflecting an effective tax rate of 28.0% and 27.9% for the six months ended June 30, 2026 and 2025. The Company’s income tax expense results from domestic (federal) and state tax obligations since the Company has no foreign operations or foreign taxes for all periods presented.

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

We had the following financial commitments whose contractual amount represents credit risk, as of the dates indicated:

	June 30,	December 31,
	2026	2025
	(dollars in thousands)
Commitments to make loans	$41,402	$41,635
Unused lines of credit	50,877	64,513
Commercial and similar letters of credit	287	2,389
Standby letters of credit	5,075	5,025
Total	$97,641	$113,562

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each client's creditworthiness on a case-by-case basis.

We record a liability for lifetime expected losses on off-balance-sheet credit exposure that does not fit the definition of unconditionally cancelable commitments in accordance with ASC 326, which we refer to as the reserve for unfunded loan commitments ("RUC"). We use the loss rate and exposure at default framework to estimate a RUC. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default. The RUC was $407,000 and $484,000 as of June 30, 2026 and December 31, 2025. We recorded a reversal of provision for unfunded loan commitments of ($77,000), zero, and zero for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025. We recorded a reversal of provision for unfunded loan commitments of ($77,000) and ($100,000) for the six months ended June 30, 2026 and 2025.

In addition, we invest in Small Business Investment Company funds, other equity investments for CRA purposes and investments in fintech venture funds. Pursuant to these investments, we may commit to an investment amount to be fulfilled in future periods. These unfunded commitments are not on the Company's Balance Sheets and totaled $3.1 million as of June 30, 2026 and $1.6 million as of December 31, 2025.

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

Future minimum rent payments on our leases were as follows as of the date indicated:

As of June 30, 2026
(dollars in thousands)
Remainder of 2026	$2,555
2027	6,152
2028	5,191
2029	3,040
2030	2,683
Thereafter	6,240
Total future minimum lease payments	$25,861
Less amount of payment representing interest	(2,025)
Total present value of lease payments	$23,836

The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.5 million, $1.5 million, and $1.5 million for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, and $2.9 million for each of the six months ended June 30, 2026 and 2025. The Company received rental income of $164,000, $157,000, and $158,000 for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, and $321,000 and $316,000 for the six months ended June 30, 2026 and 2025.

The following table presents the right-of-use (“ROU”) assets and lease liabilities recorded on our consolidated balance sheet, the weighted-average remaining lease terms and discount rates, as of the dates indicated:

	June 30,	December 31,
	2026	2025
Operating Leases	(dollars in thousands)
ROU assets	$22,068	$23,026
Lease liabilities	23,836	24,800

Weighted-average remaining lease term (in years)	5.64	5.96
Weighted-average discount rate	3.48%	2.97%

NOTE 15 - RELATED PARTY TRANSACTIONS

There were no loans or outstanding loan commitments to any principal officers or directors, or any of their affiliates at June 30, 2026 and December 31, 2025.

Deposits from principal officers, directors, and their affiliates at June 30, 2026 and December 31, 2025 were $64.2 million and $73.0 million.

Certain directors and their affiliates own $6.0 million of RBB's subordinated debentures as of June 30, 2026 and December 31, 2025.

NOTE 16 - STOCK-BASED COMPENSATION

Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan

The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the "Amended OSIP") was approved by our board of directors in January 2022 and approved by our shareholders in May 2022. The Amended OSIP was designed to ensure continued availability of equity awards that will assist us in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the Amended OSIP, our board of directors are allowed to grant awards to eligible persons, including employees and directors, in the form of qualified and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. We reserved up to 30% of issued and outstanding shares of common stock as of the date we adopted the Amended OSIP, or 3,848,341 shares. As of June 30, 2026, there were 785,487 shares of common stock available for issuance under the Amended OSIP. This represents 4.6% of the issued and outstanding shares of the Company’s common stock as of June 30, 2026. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the eligible persons receiving the awards. The Amended OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The Amended OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.

Stock Options

Compensation expense for stock options was $9,000, $9,000, and $12,000 for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, and $18,000 and $26,000 for the six months ended June 30, 2026 and 2025. Unrecognized stock-based compensation expense related to stock options was $54,000 as of June 30, 2026 and is expected to be recognized over the next 1.1 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. Assumptions in the model include expected volatility, expected term, expected dividends and a risk-free rate of return. The expected volatility is based on the historical volatility of our stock trading history. The expected term is based on historical data and represents the estimated average period of time that the options remain outstanding. The risk-free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds over the expected term of the options. No stock options have been granted or valued since  March 31, 2023.

The table below presents a summary of our stock options awards and activity as of and for the six months ended June 30, 2026.

	Outstanding Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(dollars in thousands, except for per share data)
Outstanding at beginning of year	151,000	$18.37
Exercised	(56,500)	18.31
Forfeited/cancelled	(2,000)	18.32
Outstanding at end of period	92,500	$18.41	4.62	$833

Options exercisable	80,500	$18.00	4.34	$758

The total fair value of the options vested was $0 and $57,000 during the six months ended June 30, 2026 and 2025. Unvested stock options totaled 12,000 with a weighted average grant date fair value of $6.16 as of June 30, 2026 and December 31, 2025.

For the three and six months ended June 30, 2026, the cash received from the exercise of stock options was $1.0 million with an intrinsic value of $361,000. For the three and six months ended June 30, 2025, the cash received from the exercise of stock options was $171,000 with an intrinsic value of $1,000.

Restricted Stock Units

We award time-based restricted stock units (“TRSUs”) and performance-based restricted stock units (“PRSUs”), which we also refer to collectively as restricted stock units (“RSUs”). The PRSUs are subject to pre-established performance metrics, which may also include a market condition, that will be measured in the future and subject to oversight and approval by the Board of Director’s Compensation Committee. The TRSUs have original lives ranging from 1 to 4 years, or may vest immediately, and PRSUs have an original life of 3 years. The RSUs granted during the six months ended June 30, 2026 included 10,675 PRSUs with a performance metric subject to a market condition and grant date fair value per share of $24.08.

The following table presents RSUs activity during the six months ended June 30, 2026.

		Weighted-Average
		Grant Date
	RSUs	Fair Value Per Share
Outstanding at beginning of year	191,091	$16.66
Granted (1)	96,699	23.45
Vested (1)	(70,594)	18.73
Forfeited/cancelled	(1,270)	16.07
Outstanding at end of period	215,926	$19.03

(1) Includes 15,832 RSUs awarded to members of the Board of Directors, which immediately vested.

The recorded compensation expense for RSUs was $478,000, $268,000, and $537,000 for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, and $746,000 and $779,000 for the six months ended June 30, 2026 and 2025. As of June 30, 2026, unrecognized stock-based compensation expense related to RSUs totaled $3.4 million and is expected to be recognized over the next 2.6 years.

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At June 30, 2026, the Company and the Bank were in compliance with the capital conservation buffer requirements. If the capital adequacy minimum ratios plus the phased-in conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, we have elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes, at June 30, 2026 and December 31, 2025, we satisfied all capital adequacy requirements to which we were subject.

The following tables set forth the Company's consolidated and the Bank’s capital amounts and ratios and the related regulatory requirements as of the dates indicated:

			Amount of Capital Required

			Minimum Required for		To Be Well-Capitalized Under
	Actual		Capital Adequacy Purposes		Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of June 30, 2026:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$492,367	11.86%	$166,128	4.0%	$207,661	5.0%
Bank	520,358	12.54%	165,918	4.0%	207,398	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$477,348	18.00%	$119,327	4.5%	$172,361	6.5%
Bank	520,358	19.68%	118,988	4.5%	171,872	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$492,367	18.57%	$159,102	6.0%	$212,136	8.0%
Bank	520,358	19.68%	158,651	6.0%	211,535	8.0%
Total Risk-Based Capital Ratio
Consolidated	$621,648	23.44%	$212,136	8.0%	$265,171	10.0%
Bank	553,546	20.93%	211,535	8.0%	264,418	10.0%

(1) These ratios are exclusive of the 2.5% capital conservation buffer.

			Amount of Capital Required

			Minimum Required for		To Be Well-Capitalized Under
	Actual		Capital Adequacy Purposes		Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2025:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$479,047	11.60%	$165,193	4.0%	$206,491	5.0%
Bank	544,296	13.20%	164,965	4.0%	206,206	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$464,133	17.49%	$119,388	4.5%	$172,450	6.5%
Bank	544,296	20.57%	119,075	4.5%	171,998	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$479,047	18.06%	$159,184	6.0%	$212,246	8.0%
Bank	544,296	20.57%	158,767	6.0%	211,690	8.0%
Total Risk-Based Capital Ratio
Consolidated	$632,260	23.83%	$212,246	8.0%	$265,307	10.0%
Bank	577,512	21.82%	211,690	8.0%	264,612	10.0%

(1) These ratios are exclusive of the 2.5% capital conservation buffer.

The California Financial Code generally acts to prohibit banks from making a cash distribution to its shareholders in excess of the lesser of the bank's undivided profits or the bank's net income for its last three fiscal years less the amount of any distribution made by the bank's shareholders during the same period, unless prior written approval by the California Department of Financial Protection and Innovation is obtained.

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

The following table presents our financial assets and liabilities measured at fair value on a recurring basis or on a non-recurring basis as of the dates indicated:

	Fair Value Measurements Using:
June 30, 2026	Level 1	Level 2	Level 3	Total
Assets measured at fair value:	(dollars in thousands)
On a recurring basis:
Securities available for sale
Government agency securities	$—	$20,282	$—	$20,282
SBA agency securities	—	19,319	—	19,319
Mortgage-backed securities	—	98,775	—	98,775
Collateralized mortgage obligations	—	185,902	—	185,902
Commercial paper	—	49,663	—	49,663
Corporate debt securities	—	23,462	—	23,462
Municipal securities	—	9,757	—	9,757
	$—	$407,160	$—	$407,160
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Commercial real estate loans	$—	$—	$3,057	$3,057
Commercial and industrial loans	—	—	4,708	4,708
SBA loans	—	—	883	883
Other real estate owned (1)	—	—	19,820	19,820
	$—	$—	$28,468	$28,468

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale
Government agency securities	$—	$22,705	$—	$22,705
SBA agency securities	—	21,180	—	21,180
Mortgage-backed securities	—	92,155	—	92,155
Collateralized mortgage obligations	—	213,272	—	213,272
Commercial paper	—	19,948	—	19,948
Corporate debt securities	—	28,429	—	28,429
Municipal securities	—	9,515	—	9,515
Forward mortgage loan sale contracts (1)	—	—	11	11
	$—	$407,204	$11	$407,215
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Commercial real estate loans	$—	$—	$3,071	$3,071
Construction and land development loans	—	—	19,465	19,465
Commercial and industrial loans	—	—	4,708	4,708
Other real estate owned (1)	—	—	8,830	8,830
	$—	$—	$36,074	$36,074

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

The fair value of assets evaluated on a non-recurring basis is based on third party appraisals, including adjustments to comparable market data as summarized in the table below.

June 30, 2026	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (1)
Collateral dependent loans:	(dollars in thousands)
Commercial real estate loans	$3,057	Market approach	Adjustments	(41%) to 4%
Commercial and industrial loans	4,708	Market approach	Adjustments	(4%) to 26%
SBA loans	883	Market approach	Adjustments	0% to 22%
Other Real Estate Owned (2)	19,820	Market approach	Adjustments	6% to 26%
Total	$28,468

(1) Represents the minimum and maximum range of adjustments made by appraisers for differences in comparable sales.

(2) Included in “Accrued interest and other assets” on the consolidated balance sheets.

December 31, 2025	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (1)
Collateral dependent loans:	(dollars in thousands)
Commercial real estate loans	$3,071	Market approach	Adjustments	(41%) to 4%
Construction and land development loans	19,465	Market approach	Adjustments	9% to 23%
Commercial and industrial loans	4,708	Market approach	Adjustments	(20%) to 20%
Other Real Estate Owned (2)	8,830	Market approach	Adjustments	(10%) to 21%
Total	$36,074

(1) Represents the minimum and maximum range of adjustments made by appraisers for differences in comparable sales.

(2) Included in "Accrued interest and other assets" on the consolidated balance sheets.

The fair value hierarchy level and estimated fair value of significant financial instruments as of the dates indicated are summarized as follows:

		June 30, 2026		December 31, 2025
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy	Value	Value	Value	Value
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	Level 1	$283,015	$283,015	$212,317	$212,317
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities – AFS	Level 2	407,160	407,160	407,204	407,204
Investment securities – HTM	Level 2	4,181	4,078	4,184	4,103
Loans held for sale	Level 2	—	—	2,067	2,067
Loans, net	Level 3	3,265,799	3,223,679	3,270,413	3,221,797
Equity securities (1)	Level 3	34,165	34,165	26,086	26,086
Investment in FHLB stock	Level 2	15,000	15,000	15,000	15,000
Servicing assets (1)	Level 3	5,864	11,438	6,041	11,521
Accrued interest receivable (1)	Level 1/2/3	16,012	16,012	16,230	16,230

		Notional	Fair	Notional	Fair
		Value	Value	Value	Value
Derivative Assets:
Forward mortgage loan sale contracts (1)	Level 3	$—	$—	$515	$11

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,390,641	$3,388,221	$3,350,398	$3,350,982
FHLB advances	Level 3	160,000	157,826	130,000	129,198
Long-term debt	Level 3	120,000	116,131	119,911	114,691
Subordinated debentures	Level 3	15,484	15,299	15,375	15,227
Accrued interest payable (2)	Level 2/3	7,153	7,153	7,960	7,960

(1) Included in “Accrued interest and other assets” on the consolidated balance sheets.

(2) Included in “Accrued interest and other liabilities” on the consolidated balance sheets.

NOTE 19 - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute earnings per share (“EPS”) for the periods indicated:

	For the Three Months Ended
	June 30, 2026		March 31, 2026		June 30, 2025
	Income	Shares	Income	Shares	Income	Shares
	(dollars in thousands except per share data)
Net income	$10,140		$11,300		$9,333
Shares outstanding		16,985,919		17,074,159		17,699,091
Impact of weighting shares		25,705		(10,402)		47,516
Used in basic EPS	10,140	17,011,624	11,300	17,063,757	9,333	17,746,607
Dilutive effect of outstanding stock options & RSUs		130,118		110,769		51,128
Used in dilutive EPS	$10,140	17,141,742	$11,300	17,174,526	$9,333	17,797,735

Basic earnings per common share	$0.60		$0.66		$0.53
Diluted earnings per common share	$0.59		$0.66		$0.52

	For the Six Months Ended June 30,
	2026		2025
	Income	Shares	Income	Shares
	(dollars in thousands except per share data)
Net income	$21,440		$11,623
Shares outstanding		16,985,919		17,699,091
Impact of weighting shares		51,627		38,121
Used in basic EPS	21,440	17,037,546	11,623	17,737,212
Dilutive effect of outstanding stock options & RSUs		120,497		47,025
Used in dilutive EPS	$21,440	17,158,043	$11,623	17,784,237

Basic earnings per common share	$1.26		$0.66
Diluted earnings per common share	$1.25		$0.65

Options to purchase 12,000, 28,000, and 155,500 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, respectively, because their effect would have been anti-dilutive. Options to purchase 19,956 and 106,771 shares of common stock were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2026 and 2025, respectively, because their effect would have been anti-dilutive. There were zero, zero, and 14,999 anti-dilutive unvested RSUs outstanding for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025, and zero and 9,066 anti-dilutive unvested RSUs outstanding for the six months ended June 30, 2026 and 2025.

NOTE 20 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC Topic 606 for the periods indicated:

	For the Three Months Ended			For the Six Months Ended June 30,
	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
Noninterest income, in scope	(dollars in thousands)
Fees and service charges on deposit accounts	$505	$481	$475	$986	$949
Other fees (1)	169	151	321	320	417
Other income (2)	599	551	585	1,150	1,128
(Loss)/gain on OREO	(221)	890	—	669	—
Total in-scope noninterest income	1,052	2,073	1,381	3,125	2,494
Noninterest income, not in scope (3)	1,966	2,178	7,097	4,144	8,279
Total noninterest income	$3,018	$4,251	$8,478	$7,269	$10,773

(1)	Other fees consist primarily of wealth management fees, miscellaneous loan fees and postage/courier fees.
(2)	Other income consists primarily of safe deposit box rental income, wire transfer fees, security brokerage fees, annuity sales, insurance activity, OREO income, and gain on sale of fixed assets.
(3)

Noninterest income outside the scope of ASC 606 consists primarily of net loan servicing income, letter of credit commissions, BOLI income, gains on sales of loans, other income from equity investments, recoveries on loans acquired in a business combination and other grant income including the Employee Retention Tax Credit of $5.2 million received in the second quarter of 2025.

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

Gain/(loss) on Other Real Estate Owned

We record a gain or loss from the sale of OREO, when control of the property or asset transfers to the buyer, which generally occurs at the time of an executed deed or sales agreement. When we finance the sale of OREO to a buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain or loss on the sale, we adjust the transaction price and related gain or loss on sale if a significant financing component is present. Periodic valuation gains or losses based on the changes in the value of the OREO after repossession are also recorded in (loss)/gain on OREO.

NOTE 21 - SEGMENT INFORMATION

Our reportable segments are determined by the Chief Executive Officer and Chief Financial Officer, who are each designated as a chief operating decision maker ("CODM"), based upon information provided by our products and services offered, primarily banking operations. The segments are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are aggregated if operating performance, products/services, and customers are similar. The CODM will evaluate the financial performance of our business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing our segment and in the determination of allocating resources. The CODM uses consolidated net income, total assets, total loans, and total deposits to benchmark us against our competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credit losses and payroll provide the significant expenses in the banking operation. All operations are domestic.

Segment performance is evaluated using consolidated net income, total assets, total loans, and total deposits. The following table presents information reported internally for performance assessment by the CODM for the dates indicated:

	For the Three Months Ended			For the Six Months Ended June 30,
	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
Banking Segment	(dollars in thousands)
Interest and dividend income	$57,159	$56,803	$54,205	$113,962	$106,541

Reconciliation of revenue
Other revenues	3,018	4,251	8,478	7,269	10,773
Total consolidated revenues	$60,177	$61,054	$62,683	$121,231	$117,314

Less:
Interest expense	27,073	26,300	26,871	53,373	53,044
Segment net interest income and noninterest income	$33,104	$34,754	$35,812	$67,858	$64,270
Less:
(Reversal of)/provision for credit losses	—	(200)	2,387	(200)	9,133
Salaries and benefits expense	11,045	11,261	11,080	22,306	21,723
Other segment items (1)	7,977	7,997	9,413	15,974	17,292
Income tax expense	3,942	4,396	3,599	8,338	4,499
Consolidated net income	$10,140	$11,300	$9,333	$21,440	$11,623

Total Assets	$4,275,002	$4,194,312	$4,090,040	$4,275,002	$4,090,040
Total Loans	$3,309,459	$3,325,232	$3,234,695	$3,309,459	$3,234,695
Total Deposits	$3,390,641	$3,339,884	$3,188,231	$3,390,641	$3,188,231

(1) Other segment items include expenses for occupancy and equipment, data processing, legal and professional, office, marketing and business promotion, insurance and regulatory assessments, core deposit premium amortization and other expenses.

NOTE 22 - Repurchase of common stock

On May 29, 2025, the Board of Directors authorized the repurchase of up to $18.0 million of common stock (the "2025 Repurchase Plan") through June 30, 2026. During the three months ended June 30, 2026, the Company repurchased 163,500 shares of common stock under the 2025 Repurchase Plan. These repurchases effectively exhausted the 2025 Repurchase Plan which expired on June 30, 2026.

On June 15, 2026, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's outstanding common stock (the "2026 Repurchase Plan") through June 30, 2028. During the three months ended June 30, 2026, the Company repurchased 17,076 shares of common stock under the 2026 Repurchase Plan. The 2026 Repurchase Plan has 982,924 shares available for repurchase as of  June 30, 2026.

The Company repurchased 180,576 shares at a weighted average share price of $24.65 during the three and six months ended June 30, 2026 under both the 2025 Repurchase Plan and the 2026 Repurchase Plan.

NOTE 23 - SUBSEQUENT EVENTS

On July 1, 2026, the Company redeemed $40.0 million in aggregate principal amount of its outstanding 4.00% Fixed-to-Floating Rate Subordinated Notes due 2031, originally issued on March 26, 2021 (the "Notes"). On April 1, 2026, the Notes became redeemable at par and the fixed interest rate of 4.00% on the Notes reset to a floating rate equal to three-month SOFR plus a spread of 329 basis points, which equaled 6.98% on that date. The Notes were redeemed at a cash redemption price equal to 100% of the principal amount of the Notes being redeemed, plus accrued and unpaid interest thereon through June 30, 2026, or approximately $40.7 million in aggregate. Upon completion of this $40.0 million redemption, $80.0 million aggregate principal amount of the Notes remain outstanding and the interest rate reset on July 1, 2026 to 7.02%.

On July 20, 2026, we announced the Board of Directors had declared a common stock cash dividend of $0.16 per share, payable on August 11, 2026 to common shareholders of record as of July 31, 2026.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the United States (“U.S.”) federal budget or debt or turbulence or uncertainty in domestic or foreign financial markets;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments;
●	federal government shutdowns and uncertainty regarding the federal government's debt limit;
●	possible additional provisions for credit losses and charge-offs;
●	credit risks of lending activities and deterioration in asset or credit quality;
●	extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
●	compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
●	potential goodwill impairment;
●	liquidity risk;
●	fluctuations in interest rates;
●	failure to comply with debt covenants;
●	risks associated with acquisitions and the expansion of our business into new markets;
●	inflation and deflation;
●	real estate market conditions and the value of real estate collateral;
●	the effects of having concentrations in our loan portfolio, including commercial real estate and the risks of geographic and industry concentrations;
●	environmental liabilities;
●	our ability to compete with larger competitors;
●	our ability to retain key personnel;
●	successful management of reputational risk;
●	severe weather, natural disasters, earthquakes, fires, or other adverse external events could harm our business;

●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the wars between Russia and Ukraine and in the Middle East, and increasing tensions between China and Taiwan, which could impact business and economic conditions in the U.S. and abroad;
●	tariffs, trade policies, and related tensions, which could impact our clients, specific industry sectors, and/or broader economic conditions and financial market;
●	public health crises and pandemics, and their effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions;
●	general economic or business conditions in Asia, and other regions where the Bank has operations;
●	failures, interruptions, or security breaches of our information systems;
●	climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
●	cybersecurity threats and the cost of defending against them;
●	our ability to adapt our systems to the expanding use of technology in banking;
●	risk management processes and strategies;
●	the impact of regulatory enforcement actions, if any;
●	certain provisions in our charter and bylaws that may affect acquisition of the Company;
●	changes in tax laws and regulations;
●	the impact of governmental efforts to restructure the U.S. financial regulatory system and increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act;
●	the impact of changes in the Federal Deposit Insurance Corporation (“FDIC”) insurance assessment rate and the rules and regulations related to the calculation of the FDIC insurance assessments;
●	the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters;
●	fluctuations in our stock price;
●	restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
●	our ability to raise additional capital, if needed, and the potential resulting dilution of interests of holders of our common stock;
●	the soundness of other financial institutions and our ongoing relations with our various federal and state regulators, including the SEC, FDIC, FRB, California Department of Financial Protection and Innovation and Consumer Financial Protection Bureau; and
●	our success at managing the risks involved in the foregoing items.

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

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of generally accepted accounting principles in the U.S. (“GAAP”) in the preparation of our financial statements. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. The Company’s critical accounting policies consist of the allowance for credit losses on loans held for investment, goodwill and income taxes. Please see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025 (our "2025 Annual Report") for additional discussion concerning these critical accounting policies. Also, our significant accounting policies are described in greater detail in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies to the audited consolidated financial statements included in our 2025 Annual Report and the consolidated financial statements in this Form 10-Q, and are essential to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Allowance for Credit Losses ("ACL")

A sensitivity analysis of our ACL was performed as of June 30, 2026. Based on this sensitivity analysis, a 25% increase in the assumed prepayment speed on loans would result in a $1.2 million, or 2.7%, decrease to the ACL. A 25% decrease in the assumed prepayment speed on loans would result in a $794,000, or 1.8%, increase to the ACL. Additionally, a one percentage point increase in the unemployment rate would result in a $790,000, or 1.8%, increase to the ACL and a one percentage point decrease in the unemployment rate would result in a $1.3 million, or 2.9%, decrease to the ACL. Management reviews the results using the comparison scenario for sensitivity analysis and considers the results when evaluating the qualitative factor adjustments.

On a quarterly basis, we stress test our nine qualitative risk factors, which are categorized by lending policy, procedures and strategies; economic conditions; changes in nature and volume of the portfolio; credit and lending staff; problem loan trends; loan review results; collateral value; concentrations; and regulatory and business environment, by creating two scenarios, a Moderate Stress scenario and a Major Stress scenario. In the Moderate Stress scenario, the status of the nine risk factors across all pooled loan types were set at “High-Moderate Risk” while in the Major Stress scenario, the status of the nine risk factors across all pooled loan types were set at “Major Risk.” Under the Moderate Stress scenario, the ACL would increase by $10.7 million, or 24.4%, as of June 30, 2026. Under the Major Stress scenario, the ACL would increase by $31.1 million, or 70.5%, as of June 30, 2026. Management compared the stress test results to our internal forecasts for earnings and capital and has concluded that the Company would remain well-capitalized under these stressed scenarios.

For additional information on the policies, methodologies and judgments used to determine the ACL, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our 2025 Annual Report and Note 4 — Loans and Allowance for Credit Losses in the consolidated financial statements in this Form 10-Q.

GENERAL

RBB Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB Bancorp’s principal business is to serve as the holding company for its wholly-owned subsidiaries, the Bank and RAM. RAM was formed in 2012 to hold and manage problem assets acquired in business combinations. There are no problem assets at RAM or activity in this subsidiary for the three months and six months ended June 30, 2026, or the year ended December 31, 2025. At June 30, 2026, we had total assets of $4.3 billion, gross loans held for investment ("HFI") of $3.3 billion, total deposits of $3.4 billion and total shareholders' equity of $535.2 million.  RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB.”

The Bank provides business-banking products and services predominantly to Asian-centric communities through 24 full service branches located in Los Angeles County, Orange County and Ventura County in California, Las Vegas (Nevada), New York City metropolitan areas, Chicago (Illinois), Edison (New Jersey), and Honolulu (Hawaii) and a loan production office located in the San Francisco Bay area. The products and services include commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance, and a full range of depository accounts, including specialized services such as remote deposit, E-banking, mobile banking, and treasury management services. Our primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

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

OVERVIEW

The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of RBB and its wholly owned subsidiaries. This information is intended to facilitate an understanding and assessment of significant changes and trends related to our financial condition and results of operations. This discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our 2025 Annual Report, and the unaudited consolidated financial statements and accompanying notes presented elsewhere in this Report. The financial results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026.

We reported net income of $10.1 million, or $0.59 diluted earnings per share, for the quarter ended June 30, 2026, compared to net income of $11.3 million, or $0.66 diluted earnings per share, for the quarter ended March 31, 2026 and $9.3 million, or $0.52 diluted earnings per share for the quarter ended June 30, 2025. Net income for the second quarter of 2026 reflected lower net interest income and lower noninterest income, offset partially by lower noninterest expense and lower income tax expense as compared to the prior quarter. Net income for the second quarter of 2026 compared to this same quarter last year reflected higher net interest income, lower credit costs, lower noninterest income and higher income tax expense.

There was no provision for credit losses for the second quarter of 2026 compared to a reversal of $200,000 for the first quarter of 2026. The second quarter of 2026 provision for credit losses reflected a provision for loan losses of $77,000 and a reversal of provision for unfunded loan commitments of $77,000 due to a lower volume of unfunded loan commitments. The second quarter of 2026 provision for credit losses was due mainly to the impact of net charge-offs, while portfolio credit quality trends, underlying economic forecast indicators, and changes in loan portfolio composition remained relatively stable. Net charge-offs in the second quarter of 2026 represented 0.01% of average loans on an annualized basis, compared to 0.00% for the first quarter of 2026 and 0.42% for the second quarter of 2025.

Pre-tax pre-provision income totaled $14.1 million for the quarter ended June 30, 2026, compared to $15.5 million for the quarter ended March 31, 2026 and $15.3 million for the quarter ended June 30, 2025. Pre-tax pre-provision income totaled $29.6 million for the six months ended June 30, 2026, compared to $25.3 million for the six months ended June 30, 2025. The $4.3 million, or 17%, increase year over year was due to our ability to grow net interest income by 13% while being able to control noninterest expense, which decreased 2% year over year. For additional information on pre-tax pre-provision income, including a reconciliation of this measure to its most comparable GAAP measure, see "Non-GAAP Financial Measures."

At June 30, 2026, total assets were $4.3 billion, an increase of $66.7 million from December 31, 2025. The increase in total assets was primarily the result of an increase of $70.7 million in cash and cash equivalents. A portion of this cash was held in anticipation of the $40.0 million redemption of subordinated notes on July 1, 2026. At June 30, 2026, total deposits were $3.4 billion, an increase of $40.2 million from December 31, 2025. The increase in total deposits was due to a $145.8 million increase in retail deposits offset by a $105.6 million decrease in wholesale deposits. The increase in retail deposits included a $234.9 million increase in nonmaturity interest-bearing deposits and a $154.2 million decrease in time deposits as a portion of the maturing time deposits moved into a high-yield savings product. Noninterest-bearing demand deposits increased $65.1 million to $591.6 million, or 17.5% of total deposits, at June 30, 2026, compared to $526.5 million, or 15.7% of total deposits, at December 31, 2025. The gross loan to deposit ratio was 97.6% at June 30, 2026, compared to 99.0% at December 31, 2025 and 101.5% at June 30, 2025.

Nonperforming assets decreased $5.3 million to $43.6 million, or 1.02% of total assets, at June 30, 2026, from $48.8 million, or 1.16% of total assets, at March 31, 2026. The $5.3 million decrease in nonperforming assets was primarily attributable to a $20.8 million decrease in nonperforming loans partially offset by a $15.6 million increase in OREO (included in "accrued interest and other assets"). The increase in OREO was due to the transfer of one nonperforming construction loan to OREO, offset by the sale of the existing OREO properties.

Loans classified as substandard decreased by $11.0 million during the second quarter of 2026 due to transfers to OREO of $19.4 million and payoffs/paydowns totaling $4.2 million, partially offset by additions of $12.6 million. Loans classified as special mention decreased $4.5 million due to payoffs/paydowns of $3.8 million, downgrades to substandard-rated loans of $1.8 million, and upgrades to pass-rated loans of $453,000, partially offset by additions of $1.5 million.

As of June 30, 2026, the allowance for credit losses totaled $44.1 million, down from $44.2 million at March 31, 2026. The $83,000 decrease in the allowance for credit losses for the second quarter of 2026 was due to net charge-off activity. The allowance for loan losses ("ALL") as a percentage of loans HFI increased to 1.32% at June 30, 2026, compared to 1.31% at March 31, 2026. The ALL as a percentage of nonperforming loans HFI was 184% at June 30, 2026, and 98% at March 31, 2026.

Total shareholders' equity was $535.2 million, or $31.51 book value per share, at June 30, 2026, compared to $531.1 million, or $31.10 book value per share, at March 31, 2026, and $517.7 million, or $29.25 book value per share at June 30, 2025. The increase in shareholders' equity for the second quarter of 2026 compared to the prior quarter was due mostly to net income of $10.1 million and stock-based compensation activity of $1.6 million, partially offset by common stock repurchases totaling $4.5 million and common stock cash dividends paid totaling $2.8 million. Tangible book value per share increased to $27.23 at June 30, 2026, up from $26.84 at March 31, 2026 and $26.42 at December 31, 2025. We repurchased 180,576 shares during the second quarter of 2026 at an average price of $24.65 per share. No shares were repurchased during the first quarter of 2026. For additional information on tangible book value per share, see "Non-GAAP Financial Measures."

ANALYSIS OF RESULTS OF OPERATIONS

Financial Performance

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(dollars in thousands, except per share data)
Interest and dividend income	$57,159	$56,803	$54,205	$113,962	$106,541
Interest expense	27,073	26,300	26,871	53,373	53,044
Net interest income	30,086	30,503	27,334	60,589	53,497
(Reversal of)/provision for credit losses	—	(200)	2,387	(200)	9,133
Net interest income after (reversal of)/provision for credit losses	30,086	30,703	24,947	60,789	44,364
Noninterest income	3,018	4,251	8,478	7,269	10,773
Noninterest expense	19,022	19,258	20,493	38,280	39,015
Income before income taxes	14,082	15,696	12,932	29,778	16,122
Income tax expense	3,942	4,396	3,599	8,338	4,499
Net income	$10,140	$11,300	$9,333	$21,440	$11,623
Pre-tax pre-provision income (1)	$14,082	$15,496	$15,319	$29,578	$25,255

Share Data
Earnings per common share (2):
Basic	$0.60	$0.66	$0.53	$1.26	$0.66
Diluted	0.59	0.66	0.52	1.25	0.65
Performance Metrics
Return on average assets, annualized	0.97%	1.09%	0.93%	1.03%	0.59%
Return on average shareholders’ equity, annualized	7.64%	8.66%	7.29%	8.14%	4.57%
Return on average tangible common equity, annualized (1)	8.85%	10.04%	8.50%	9.44%	5.33%
Efficiency ratio (3)	57.46%	55.41%	57.22%	56.41%	60.70%
Tangible common equity to tangible assets (1)	11.01%	11.12%	11.07%	11.01%	11.07%
Tangible book value per share (1)	$27.23	$26.84	$25.11	$27.23	$25.11

(1)	Non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation of this measure to their most comparable GAAP measure.
(2)	Basic earnings per share is calculated by dividing net income to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.
(3)	Ratio calculated by dividing noninterest expense by the sum of net interest income before (reversal of)/provision for credit losses and noninterest income.

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

The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the periods presented. The average balances are daily averages and, for loans, include both performing and nonperforming balances. Interest and fees on securities, net interest margin and net interest spread are included on a tax equivalent (“TE”) basis by adjusting interest income utilizing the federal statutory tax rate of 21% for 2026 and 2025.

	Three Months Ended
	June 30, 2026			March 31, 2026			June 30, 2025
	Average	Interest	Yield /	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate	Balance	& Fees	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents (1)	$194,256	$2,015	4.16%	$215,930	$2,136	4.01%	$163,838	$1,980	4.85%
FHLB Stock	15,000	222	5.94%	15,000	760	20.55%	15,000	324	8.66%
Securities (2)
Available for sale	419,191	4,245	4.06%	404,610	3,955	3.96%	399,414	4,189	4.21%
Held to maturity	4,182	38	3.64%	4,183	38	3.68%	5,028	48	3.83%
Total loans (3)	3,315,864	50,663	6.13%	3,296,165	49,938	6.14%	3,171,570	47,687	6.03%
Total interest-earning assets	3,948,493	$57,183	5.81%	3,935,888	$56,827	5.86%	3,754,850	$54,228	5.79%
Noninterest-earning assets	262,546			268,010			254,029
Total average assets	$4,211,039			$4,203,898			$4,008,879

Interest-bearing liabilities:
NOW	$83,681	$478	2.29%	$73,637	$398	2.19%	$66,755	$368	2.21%
Money market	556,084	4,189	3.02%	529,013	3,795	2.91%	482,669	3,774	3.14%
Savings deposits	589,187	4,529	3.08%	441,123	3,154	2.90%	141,411	425	1.21%
Time deposits, $250,000 and under	837,026	7,322	3.51%	926,226	8,313	3.64%	996,249	9,768	3.93%
Time deposits, greater than $250,000	768,027	7,076	3.70%	845,786	7,908	3.79%	922,540	9,482	4.12%
Total interest-bearing deposits	2,834,005	23,594	3.34%	2,815,785	23,568	3.39%	2,609,624	23,817	3.66%
FHLB advances	116,813	1,051	3.61%	130,000	1,133	3.53%	159,286	1,420	3.58%
Long-term debt	120,000	2,118	7.08%	119,945	1,289	4.36%	119,657	1,296	4.34%
Subordinated debentures	15,448	310	8.05%	15,394	310	8.17%	15,230	338	8.90%
Total borrowings	252,261	3,479	5.53%	265,339	2,732	4.18%	294,173	3,054	4.16%
Total interest-bearing liabilities	3,086,266	27,073	3.52%	3,081,124	26,300	3.46%	2,903,797	26,871	3.71%
Noninterest-bearing liabilities
Noninterest-bearing deposits	535,756			526,151			526,113
Other noninterest-bearing liabilities	56,608			67,241			65,278
Total noninterest-bearing liabilities	592,364			593,392			591,391
Shareholders' equity	532,409			529,382			513,691
Total liabilities and shareholders' equity	$4,211,039			$4,203,898			$4,008,879
Net interest income/interest rate spreads		$30,110	2.29%		$30,527	2.40%		$27,357	2.08%
Net interest margin			3.06%			3.15%			2.92%

Total cost of deposits	$3,369,761	$23,594	2.81%	$3,341,936	$23,568	2.86%	$3,135,737	$23,817	3.05%
Total cost of funds	$3,622,022	$27,073	3.00%	$3,607,275	$26,300	2.96%	$3,429,910	$26,871	3.14%

(1)	Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and net deferred loan origination fees and costs accounted for as yield adjustments.

	Six Months Ended June 30,
	2026			2025
	Average	Interest	Yield /	Average	Interest	Yield /
	Balance	& Fees	Rate	Balance	& Fees	Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents (1)	$205,033	$4,151	4.08%	$178,953	$4,230	4.77%
FHLB Stock	15,000	982	13.20%	15,000	654	8.79%
Securities: (2)
Available for sale	411,941	8,200	4.01%	394,822	8,302	4.24%
Held to maturity	4,182	76	3.66%	5,108	97	3.83%
Total loans (3)	3,306,069	100,601	6.14%	3,125,652	93,308	6.02%
Total interest-earning assets (2)	3,942,225	$114,010	5.83%	3,719,535	$106,591	5.78%
Total noninterest-earning assets	265,263			257,250
Total average assets	$4,207,488			$3,976,785

Interest-bearing liabilities:
NOW	$78,687	$877	2.25%	$64,004	$689	2.17%
Money market	542,623	7,983	2.97%	473,109	7,399	3.15%
Savings deposits	515,564	7,684	3.01%	148,225	947	1.29%
Time deposits, $250,000 and under	881,380	15,634	3.58%	992,954	19,815	4.02%
Time deposits, greater than $250,000	806,692	14,984	3.75%	893,832	18,519	4.18%
Total interest-bearing deposits	2,824,946	47,162	3.37%	2,572,124	47,369	3.71%
FHLB advances	123,370	2,184	3.57%	168,011	2,409	2.89%
Long-term debt	119,973	3,407	5.73%	119,610	2,591	4.37%
Subordinated debentures	15,421	620	8.11%	15,203	675	8.95%
Total Borrowings	258,764	6,211	4.84%	302,824	5,675	3.78%
Total interest-bearing liabilities	3,083,710	53,373	3.49%	2,874,948	53,044	3.72%
Noninterest-bearing liabilities
Noninterest-bearing deposits	530,980			523,145
Other noninterest-bearing liabilities	61,895			65,711
Total noninterest-bearing liabilities	592,875			588,856
Shareholders' equity	530,903			512,981
Total liabilities and shareholders' equity	$4,207,488			$3,976,785
Net interest income/interest rate spreads(2)		$60,637	2.34%		$53,547	2.06%
Net interest margin			3.10%			2.90%

Total cost of deposits	$3,355,926	$47,162	2.83%	$3,095,269	$47,369	3.09%
Total cost of funds	$3,614,690	$53,373	2.98%	$3,398,093	$53,044	3.15%
(1)	Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and net deferred loan origination fees and costs accounted for as yield adjustments.

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

	Three Months Ended June 30, 2026 compared with Three Months Ended March 31, 2026			Three Months Ended June 30, 2026 compared with Three Months Ended June 30, 2025			Six Months Ended June 30, 2026 compared with Six Months Ended June 30, 2025
	Change due to:			Change due to:			Change due to:
	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance
Interest-earning assets:	(dollars in thousands)
Cash and cash equivalents (1)	$(560)	$439	$(121)	$1,299	$(1,264)	$35	$1,287	$(1,366)	$(79)
FHLB Stock	—	(538)	(538)	—	(102)	(102)	—	328	328
Securities: (2)
Available for sale	170	120	290	729	(673)	56	778	(880)	(102)
Held to maturity	—	—	—	(8)	(2)	(10)	(18)	(3)	(21)
Total loans (3)	1,090	(365)	725	2,181	795	2,976	5,342	1,951	7,293
Total interest-earning assets (2)	$700	$(344)	$356	$4,201	$(1,246)	$2,955	$7,389	$30	$7,419

Interest-bearing liabilities:
NOW	$60	$20	$80	$96	$14	$110	$157	$31	$188
Money market	227	167	394	1,257	(842)	415	1,755	(1,171)	584
Savings deposits	1,160	215	1,375	2,758	1,346	4,104	2,346	4,391	6,737
Time deposits, less than $250,000	(723)	(268)	(991)	(1,466)	(980)	(2,446)	(2,242)	(1,939)	(4,181)
Time deposits, $250,000 and over	(661)	(171)	(832)	(1,496)	(910)	(2,406)	(1,811)	(1,724)	(3,535)
Total interest-bearing deposits	63	(37)	26	1,149	(1,372)	(223)	205	(412)	(207)
FHLB advances	(237)	155	(82)	(451)	82	(369)	(1,153)	928	(225)
Long-term debt	1	828	829	4	818	822	8	808	816
Subordinated debentures	7	(7)	—	30	(58)	(28)	27	(82)	(55)
Total interest-bearing liabilities	(166)	939	773	732	(530)	202	(913)	1,242	329
Changes in net interest income	$866	$(1,283)	$(417)	$3,469	$(716)	$2,753	$8,302	$(1,212)	$7,090
(1)	Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)	Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)	Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and net deferred loan origination fees and costs accounted for as yield adjustments.

Net Interest Income/Average Balance Sheet

Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026

Net interest income decreased $417,000 to $30.1 million for the second quarter of 2026, compared to $30.5 million for the first quarter of 2026. The $417,000 decrease was due to a $773,000 increase in interest expense, offset by a $356,000 increase in interest income. The increase in interest expense was due mainly to an $829,000 increase in interest on subordinated notes as a result of these notes repricing from 4.00% to 6.98% effective April 1, 2026 and one additional day in the quarter. The increase in interest income was due to the combination of a $725,000 increase in loan interest income as average loans increased and one additional day in the quarter, partially offset by lower FHLB dividend income as the first quarter of 2026 included a special dividend of $430,000. There was no special dividend from the FHLB in the second quarter of 2026.

The net interest margin ("NIM") was 3.06% for the second quarter of 2026, a decrease of 9 basis points from 3.15% for the first quarter of 2026. The NIM decrease included a 5 basis point decrease in the yield on average total interest-earning assets, combined with a 4 basis point increase in the overall cost of funds. The yield on average interest-earning assets decreased to 5.81% for the second quarter of 2026 from 5.86% for the first quarter of 2026 due mostly to the impact of a 4 basis point decrease from lower FHLB dividends and a 1 basis point decrease in the yield on average total loans.

The average cost of funds increased to 3.00% for the second quarter of 2026 from 2.96% for the first quarter of 2026, due mostly to an increase in the cost of $120.0 million in subordinated notes due to their repricing on April 1, 2026, partially offset by a 5 basis point decrease in the cost of average total deposits to 2.81%. The average cost of interest-bearing deposits decreased to 3.34% for the second quarter of 2026 from 3.39% for the first quarter of 2026. The overall funding mix for the second quarter of 2026 remained relatively unchanged from the first quarter of 2026 with average interest-bearing deposits representing 92% of average interest-bearing liabilities and average noninterest-bearing deposits representing 16% of average total deposits. The period end weighted average interest rate for total deposits was 2.75% at June 30, 2026 compared to 2.79% at March 31, 2026.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Net interest income increased $2.8 million to $30.1 million for the second quarter of 2026, compared to $27.3 million for the second quarter of 2025. The increase in net interest income was due to an increase in interest income of $3.0 million, partially offset by a $202,000 increase in interest expense. The increase in interest income was primarily due to average interest-earning asset growth of $193.6 million, or 5.2%, as compared to the same quarter in 2025. The growth in average interest-earning assets included higher average total loans, securities available for sale, and cash and cash equivalents. The impact of higher average interest-earning assets on income was partially offset by lower market interest rates as compared to the same period in 2025. The increase in interest expense was driven largely by an increase in the cost of subordinated notes due to their repricing on April 1, 2026, from 4.00% to 6.98%.

The $3.0 million increase in interest income was due mainly to a $3.0 million increase in interest income from average total loans, of which $2.2 million was attributed to higher average balances, and $795,000 attributed to higher rates. Average total loans were $3.3 billion for the quarter ended June 30, 2026, an increase of $144.3 million, or 4.5%, compared to the second quarter of 2025. The yield on average total loans increased 10 basis points to 6.13% for the quarter ended June 30, 2026 compared to 6.03% for the quarter ended June 30, 2025.

The $202,000 increase in interest expense was due mainly to higher interest expense on borrowings of $425,000, partially offset by a $223,000 decrease in interest expense on deposits. Interest expense on borrowings increased mainly due to the repricing of the subordinated notes from 4.00% to 6.98% on April 1, 2026.The decrease in interest expense on deposits was primarily due to a 32 basis point decrease in the rates paid on average interest-bearing deposits, partially offset by the impact of a $224.4 million increase in the average balance of interest-bearing deposits.

The NIM was 3.06% for the second quarter of 2026, an increase of 14 basis points from 2.92% for the second quarter of 2025. The increase was primarily due to a 14 basis point decrease in the total cost of funds to 3.00%, and a 2 basis point increase in the yield on average interest-earning assets to 5.81% for the second quarter of 2026 from 5.79% for the second quarter of 2025. The decrease in funding costs was due to the lower average cost of interest-bearing deposits in response to lower market rates, offset by the higher average cost for borrowings. Average noninterest-bearing deposits totaled $535.8 million, or 16% of total average deposits, for the second quarter of 2026 compared to $526.1 million, or 17% of total average deposits, for the second quarter of 2025. The increase in the yield on average interest-earning assets was due mainly to a 10 basis point increase in the yield on average total loans.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net interest income increased $7.1 million to $60.6 million for the six months ended June 30, 2026, compared to $53.5 million for the six months ended June 30, 2025. The increase in net interest income was due to an increase in interest income of $7.4 million partially offset by an increase in interest expense of $329,000. The increase in interest income was due primarily to higher income on loans due to a higher average balance and higher yield. The increase in interest expense was primarily due to higher average rates paid on borrowings.

Interest and fees on total loans increased $7.3 million for the six months ended June 30, 2026 primarily due to a $180.4 million increase in the average balance of total loans from loan growth since the end of the second quarter of 2025. The yield on loans increased 12 basis points to 6.14% for the six months ended June 30, 2026 from 6.02% for the same period in 2025.

Interest expense on deposits decreased $207,000 to $47.2 million for the six months ended June 30, 2026 compared to $47.4 million for the six months ended June 30, 2025. The decrease in interest expense on deposits was primarily due to a decrease in the average rates paid on interest-bearing deposits to 3.37% for the six months ended June 30, 2026 compared to 3.71% for the six months ended June 30, 2025. The effect of the decrease in the average rate paid on deposits was partially offset by an increase in average interest-bearing deposit balances of $252.8 million to $2.8 billion for the six months ended June 30, 2026. Average noninterest-bearing deposits totaled $531.0 million, or 15.8% of total average deposits, for the first six months of 2026, compared to 16.9% for the first six months of 2025.

Partially offsetting the decrease in interest expense on deposits was an increase in interest expense on borrowings of $536,000 for the first six months of 2026. The increase is mainly due to the repricing of the subordinated notes from 4.00% to 6.98% on April 1, 2026.

The NIM was 3.10% for the six months ended June 30, 2026, an increase of 20 basis points from 2.90% for the six months ended June 30, 2025. The increase was primarily due to a 17 basis point decrease in the average cost of funds, including a 26 basis point decrease in the cost of average deposits, and a 5 basis point increase in the yield on average interest-earning assets, including a 12 basis point increase in the yield on average loans.

Provision for Credit Losses

Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026

The provision for credit losses was $0 for the second quarter of 2026 compared to a reversal of $200,000 for the first quarter of 2026. The second quarter of 2026 provision for credit losses reflected a provision for loan losses of $77,000 due mainly to net charge-offs and a reversal of provision for unfunded commitments of $77,000 due to a lower volume of unfunded commitments. The second quarter provision also took into consideration that portfolio credit quality trends, underlying economic forecast indicators, and changes in loan portfolio composition remained relatively stable. Net charge-offs on an annualized basis represented 0.01% of average loans for the second quarter of 2026 compared to 0.00% for the first quarter of 2026.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The provision for credit losses was $0 for the second quarter of 2026 compared to a $2.4 million provision for the second quarter of 2025. The second quarter of 2025 provision for credit losses included net charge-offs of $3.3 million, an increase in general reserves due mainly to loan growth offset partially by a net decrease in specific reserves. Net loan charge-offs of $83,000 for the second quarter of 2026 were lower than $3.3 million for the same quarter last year.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The provision for credit losses was a reversal of $200,000 for the six months ended June 30, 2026 compared to a $9.1 million provision for the six months ended June 30, 2025. This $9.3 million decrease was primarily due to lower net charge-offs, combined with the impact of declines in nonperforming, classified, and criticized loans as of June 30, 2026. There were $105,000 in net loan charge-offs for the six months ended June 30, 2026, as compared to $5.9 million in net loan charge-offs for the six months ended June 30, 2025.

Noninterest Income

The following table presents the major components of our noninterest income for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Noninterest income:	(dollars in thousands)
Service charges and fees	$1,104	$1,032	$1,060	$2,136	$2,077
Gain on sale of loans	964	324	358	1,288	439
Loan servicing income, net of amortization	533	504	541	1,037	1,129
Increase in cash surrender value of BOLI	438	431	411	869	814
(Loss)/gain on OREO	(221)	890	—	669	—
Other income	200	1,070	6,108	1,270	6,314
Total noninterest income	$3,018	$4,251	$8,478	$7,269	$10,773

Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026

Noninterest income for the second quarter of 2026 was $3.0 million, a decrease of $1.2 million from $4.3 million for the first quarter of 2026. The decrease in noninterest income was mainly due to lower gains from OREO of $1.1 million, and lower other income of $870,000, offset partially by higher gain on sale of loans of $640,000. The net loss on OREO was $221,000 in the second quarter compared to the net gain on OREO of $890,000 in the first quarter. The decrease in other income was due to the first quarter including a $484,000 recovery of a fully charged-off acquired loan and $360,000 of interest income on the tax refunds related to purchased federal tax credits; there were no similar items in the second quarter of 2026. The sale of $42.1 million of mortgage loans and $8.1 million of Small Business Administration (“SBA”) loans resulted in gains of $1.0 million for the second quarter of 2026 compared to the sale of mortgage loans of $4.9 million and SBA loans of $4.0 million for gains of $324,000 for the first quarter of 2026.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Noninterest income decreased $5.5 million to $3.0 million for the second quarter of 2026 from $8.5 million for the same quarter in the prior year. The decrease in noninterest income primarily relates to the second quarter of 2025 including other income of $5.2 million for the receipt of Employee Retention Credit ("ERC") funds from the Internal Revenue Service. The ERC was a grant program established under the Coronavirus Aid, Relief, and Economic Security Act in response to the COVID-19 pandemic and these funds related to qualifying amended payroll tax returns the Company filed for the first and second quarters of 2021. There were no such ERC amounts received or associated costs recognized during 2026.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Noninterest income decreased $3.5 million to $7.3 million for the six months ended June 30, 2026, compared to $10.8 million for the same period in the prior year. The decrease was mainly due to the second quarter of 2025 including other income of $5.2 million for the receipt of the previously mentioned ERC grant. This was partially offset by a higher gain on sale of loans of $849,000 and gain on OREO of $669,000 for the six months ended June 30, 2026 compared to the same period in 2025.

The following table presents information on loans sold and the related net gain (loss) on the sale of such loans for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Loans sold:	(dollars in thousands)
Single-family residential mortgage (1)	$42,108	$4,875	$12,080	$46,983	$23,262
SBA	8,101	3,989	2,281	12,090	6,023
Other (2)	—	—	—	—	4,579
	$50,209	$8,864	$14,361	$59,073	$33,864
Gain (loss) on sale of loans:
Single-family residential mortgage (1)	$663	$92	$260	$731	$268
SBA	301	232	98	533	254
Other (2)	—	—	—	24	(83)
	$964	$324	$358	$1,288	$439

(1)

SFR mortgage loans sold with servicing rights retained were $12.8 million, $3.3 million, and $1.8 million for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025. SFR mortgage loans sold with servicing rights retained were $16.1 million and $2.2 million for the six months ended June 30, 2026 and 2025.

(2)	Other loans sold in the six months ended June 30, 2025 related to loans sold in the first quarter of 2025, which represented nonperforming loans HFS at December 31, 2024.

The following table presents information on loan servicing income for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Loan servicing income, net of amortization:	(dollars in thousands)
Single-family residential loans	$350	$345	$379	$696	$794
SBA loans	183	159	162	341	335
Total	$533	$504	$541	$1,037	$1,129

As of June 30, 2026, we were servicing SFR mortgage loans for other financial institutions, the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), and SBA loans. The following table presents loans serviced for others as of the dates indicated:

	As of			June 30, 2026 Compared to
	June 30, 2026	March 31, 2026	June 30, 2025	March 31, 2026	June 30, 2025
Loans serviced:	(dollars in thousands)
Single-family residential loans	$803,175	$788,514	$877,300	$14,661	$(74,125)
SBA loans	96,652	91,164	91,866	5,488	4,786
Construction loans	9,505	9,325	8,276	180	1,229
Commercial real estate loans	2,401	2,410	2,438	(9)	(37)
Total	$911,733	$891,413	$979,880	$20,320	$(68,147)

Noninterest Expense

The following table presents major components of our noninterest expense for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Noninterest expense:	(dollars in thousands)
Salaries and employee benefits	$11,045	$11,261	$11,080	$22,306	$21,723
Occupancy and equipment expenses	2,449	2,511	2,377	4,960	4,784
Data processing	1,690	1,708	1,713	3,398	3,315
Legal and professional	1,311	1,503	2,904	2,814	4,419
Office expenses	377	359	405	736	813
Marketing and business promotion	178	215	212	393	409
Insurance and regulatory assessments	746	749	709	1,495	1,439
Core deposit intangible amortization	127	134	172	261	344
Other expenses	1,099	818	921	1,917	1,769
Total noninterest expense	$19,022	$19,258	$20,493	$38,280	$39,015

Three Months Ended June 30, 2026 Compared to Three Months Ended March 31, 2026

Noninterest expense for the second quarter of 2026 was $19.0 million, a decrease of $236,000 from $19.3 million for the first quarter of 2026. The decrease was mainly due to lower salaries and employee benefits of $216,000 due mostly to lower payroll taxes. The efficiency ratio was 57.46% for the second quarter of 2026, compared to 55.41% for the first quarter of 2026.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Noninterest expense for the second quarter of 2026 was $19.0 million, a decrease of $1.5 million compared to $20.5 million for the second quarter of 2025, mainly due to a decrease in legal and professional expense. The decrease in legal and professional expense of $1.6 million was due mostly to $1.2 million of professional and advisory costs related to the previously mentioned ERC grant in the second quarter of 2025, along with higher legal costs related to credit, operations, and other corporate governance in the second quarter of 2025. The efficiency ratio was 57.46% for the second quarter of 2026 and 57.22% for the second quarter of 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Noninterest expense for the six months ended June 30, 2026 was $38.3 million, a decrease of $735,000 from $39.0 million for the six months ended June 30, 2025. The decrease in noninterest expense was primarily due to a decrease in legal and professional expense of $1.6 million, partially offset by an increase in salaries and employee benefits of $583,000. The decrease in legal and professional expense was due mainly to $1.2 million of ERC advisory costs incurred in the second quarter of 2025 along with higher legal costs related to credit, operations, and other corporate governance. The increase in salaries and employee benefits was due mainly to the impact of annual pay increases. The efficiency ratio was 56.41% for the six months ended June 30, 2026, down from 60.70% for the six months ended June 30, 2025 due to the combination of $3.9 million in revenue growth and the decrease in noninterest expense.

Income Tax Expense

We recorded an income tax provision of $3.9 million, $4.4 million, and $3.6 million, reflecting an effective tax rate of 28.0%, 28.0%, and 27.8% for the three months ended June 30, 2026, March 31, 2026, and June 30, 2025. We recorded an income tax provision of $8.3 million and $4.5 million, reflecting an effective tax rate of 28.0% and 27.9%, for the six months ended June 30, 2026 and 2025.

ANALYSIS OF FINANCIAL CONDITION

Total Assets. At June 30, 2026, total assets were $4.3 billion, an increase of $66.7 million, from total assets of $4.2 billion  at December 31, 2025. The increase was primarily due to a $70.7 million increase in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $70.7 million, or 33%, to $283.0 million as of June 30, 2026 as compared to $212.3 million at December 31, 2025. A portion of this cash was held in anticipation of the $40.0 million redemption of subordinated notes on July 1, 2026.

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

Our investment portfolio is comprised primarily of U.S. government and SBA agency securities, mortgage-backed securities ("MBS") backed by government-sponsored entities, collateral mortgage obligations ("CMO") and commercial paper.

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

	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value	(dollars in thousands)
Government agency securities	$20,282	4.9%	$22,705	5.5%
SBA agency securities	19,319	4.7%	21,180	5.1%
MBS: Residential	88,810	21.6%	87,178	21.2%
MBS: Commercial	9,965	2.4%	4,977	1.2%
CMO: Residential	105,867	25.7%	112,495	27.3%
CMO: Commercial	80,035	19.5%	100,777	24.6%
Commercial paper	49,663	12.1%	19,948	4.9%
Corporate debt securities (1)	23,462	5.7%	28,429	6.9%
Municipal tax-exempt securities	9,757	2.4%	9,515	2.3%
Total securities, available for sale, at fair value	$407,160	99.0%	$407,204	99.0%
Securities, held to maturity, at amortized cost
Municipal tax-exempt securities	$4,181	1.0%	$4,184	1.0%
Total securities, held to maturity, at amortized cost	4,181	1.0%	4,184	1.0%
Total securities	$411,341	100.0%	$411,388	100.0%

(1)	Comprised of corporate note securities and financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM as of the dates indicated.

	Amortized	Gross Unrealized	Gross Unrealized	Fair
June 30, 2026	Cost	Gains	Losses	Value
	(dollars in thousands)
Available for sale
Government agency securities	$20,496	$—	$(214)	$20,282
SBA agency securities	19,628	—	(309)	19,319
MBS: Residential	93,622	201	(5,013)	88,810
MBS: Commercial	9,993	—	(28)	9,965
CMO: Residential	115,089	159	(9,381)	105,867
CMO: Commercial	82,065	111	(2,141)	80,035
Commercial paper	49,672	—	(9)	49,663
Corporate debt securities	24,907	73	(1,518)	23,462
Municipal tax-exempt securities	12,550	—	(2,793)	9,757
Total available for sale	$428,022	$544	$(21,406)	$407,160
Held to maturity
Municipal tax-exempt securities	$4,181	$—	$(103)	$4,078
Total held to maturity	$4,181	$—	$(103)	$4,078
December 31, 2025
Available for sale
Government agency securities	$22,850	$34	$(179)	$22,705
SBA agency securities	21,326	90	(236)	21,180
MBS: Residential	91,049	634	(4,505)	87,178
MBS: Commercial	5,010	—	(33)	4,977
CMO: Residential	120,475	760	(8,740)	112,495
CMO: Commercial	102,755	183	(2,161)	100,777
Commercial paper	19,948	—	—	19,948
Corporate debt securities	30,165	75	(1,811)	28,429
Municipal tax-exempt securities	12,567	—	(3,052)	9,515
Total available for sale	$426,145	$1,776	$(20,717)	$407,204
Held to maturity
Municipal tax-exempt securities	$4,184	$—	$(81)	$4,103
Total held to maturity	$4,184	$—	$(81)	$4,103

The weighted-average life of the total investment portfolio was 4.6 years at June 30, 2026, and 4.9 years at December 31, 2025. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.

The following tables show the amortized cost and fair value of the investment securities portfolio, by expected maturity, as of the dates indicated. However, expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Accordingly, MBS and CMO securities are classified in accordance with their estimated average life.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted	Fair	Weighted
	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield	Value	Average Yield
June 30, 2026	(dollars in thousands)
Government agency securities	$—	—%	$20,282	4.19%	$—	—%	$—	—%	$20,282	4.19%
SBA agency securities	—	—%	6,034	4.25%	13,285	4.82%	—	—%	19,319	4.64%
MBS: Residential	—	—%	26,470	4.08%	62,340	3.74%	—	—%	88,810	3.84%
MBS: Commercial	4,974	5.95%	4,991	4.06%	—	—%	—	—%	9,965	5.01%
CMO: Residential	784	4.54%	69,335	4.51%	35,748	1.80%	—	—%	105,867	3.48%
CMO: Commercial	2,334	3.68%	37,035	3.97%	40,666	3.99%	—	—%	80,035	3.97%
Commercial paper	49,663	4.18%	—	—%	—	—%	—	—%	49,663	4.18%
Corporate debt securities	2,001	3.29%	12,132	4.18%	7,442	3.53%	1,887	2.89%	23,462	3.77%
Municipal tax-exempt securities	—	—%	—	—%	909	1.53%	8,848	2.11%	9,757	2.06%
Total available for sale	$59,756	4.28%	$176,279	4.25%	$160,390	3.44%	$10,735	2.25%	$407,160	3.85%

Municipal tax-exempt securities	$—	—%	$1,719	3.58%	$2,359	3.49%	$—	—%	$4,078	3.53%
Total held to maturity	$—	—%	$1,719	3.58%	$2,359	3.49%	$—	—%	$4,078	3.53%

The table below shows our investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025. The unrealized losses on these securities were primarily attributed to changes in interest rates. There was no ACL on the AFS or HTM securities portfolios as of June 30, 2026 or December 31, 2025. We monitor our securities portfolio to ensure that all our investments have adequate credit support and we consider the lowest credit rating for identification of potential impairment. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. As of June 30, 2026, all our investment securities in an unrealized loss position received an investment grade credit rating. These securities have fluctuated in value since their purchase dates as market rates have also fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or until their respective maturity dates. As such, management does not deem these securities to be impaired under the current expected credit loss model. A summary of our analysis of these securities and the unrealized losses is described more fully in "Note 3 — Investment Securities" of our audited consolidated financial statements included in our 2025 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2026	(dollars in thousands)
Government agency securities	$11,027	$(56)	$5,301	$(158)	$16,328	$(214)
SBA agency securities	16,551	(163)	2,768	(146)	19,319	(309)
MBS: Residential	42,983	(594)	25,644	(4,419)	68,627	(5,013)
MBS: Commercial	9,965	(28)	—	—	9,965	(28)
CMO: Residential	27,637	(275)	48,563	(9,106)	76,200	(9,381)
CMO: Commercial	14,891	(34)	42,155	(2,107)	57,046	(2,141)
Commercial paper	19,786	(9)	—	—	19,786	(9)
Corporate debt securities	986	(13)	16,604	(1,505)	17,590	(1,518)
Municipal tax-exempt securities	—	—	9,757	(2,793)	9,757	(2,793)
Total available for sale	$143,826	$(1,172)	$150,792	$(20,234)	$294,618	$(21,406)

Municipal tax-exempt securities	$1,173	$(17)	$2,465	$(86)	$3,638	$(103)
Total held to maturity	$1,173	$(17)	$2,465	$(86)	$3,638	$(103)

	Less than Twelve Months		Twelve Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2025	(dollars in thousands)
Government agency securities	$1,749	$(6)	$6,572	$(173)	$8,321	$(179)
SBA agency securities	7,654	(93)	2,962	(143)	10,616	(236)
MBS: Residential	14,196	(91)	27,573	(4,414)	41,769	(4,505)
MBS: Commercial	4,977	(33)	—	—	4,977	(33)
CMO: Residential	3,130	(1)	53,195	(8,739)	56,325	(8,740)
CMO: Commercial	13,947	(31)	49,366	(2,130)	63,313	(2,161)
Corporate debt securities	—	—	22,577	(1,811)	22,577	(1,811)
Municipal tax-exempt securities	—	—	9,515	(3,052)	9,515	(3,052)
Total available for sale	$45,653	$(255)	$171,760	$(20,462)	$217,413	$(20,717)

Municipal tax-exempt securities	$—	$—	$3,663	$(81)	$3,663	$(81)
Total held to maturity	$—	$—	$3,663	$(81)	$3,663	$(81)

Loans

The loan portfolio is the largest category of our earning assets. Loans HFI decreased $4.8 million to $3.3 billion at June 30, 2026 since December 31, 2025. The decrease was primarily due to decreases in CRE loans of $25.5 million, construction and land development ("C&D") loans of $9.2 million, and SBA loans of $6.3 million, partially offset by increases in SFR mortgage loans of $25.3 million, and commercial and industrial ("C&I") loans of $11.9 million. SFR mortgage loans represented 50.8% of our total HFI loans as of June 30, 2026 and 50.0% at December 31, 2025. There were no loans HFS at June 30, 2026 compared to $2.1 million loans HFS at December 31, 2025.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of the dates indicated:

	As of June 30, 2026		As of December 31, 2025
	$	%	$	%
Loans HFI:(1)	(dollars in thousands)
Single-family residential mortgages	$1,680,635	50.8%	$1,655,382	50.0%
Commercial real estate (2)	1,277,559	38.6%	1,303,019	39.3%
Construction and land development	146,273	4.4%	155,464	4.7%
Commercial and industrial	151,961	4.6%	140,061	4.2%
SBA	49,667	1.5%	55,978	1.7%
Other loans	3,364	0.1%	4,397	0.1%
Total loans HFI	3,309,459	100.0%	3,314,301	100.0%
Allowance for loan losses	(43,660)		(43,888)
Total loans HFI, net	$3,265,799		$3,270,413

(1)	Net of premiums (discounts) on acquired loans and net deferred (fees) and costs on originated loans.
(2)	Includes non-farm and non-residential real estate loans, multifamily residential loans and non-owner occupied single-family residential loans.

The following table presents the geographic locations of loans in our loan HFI portfolio, by loan class, as of the date indicated:

	As of June 30, 2026
	Single-family Residential Mortgages	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	SBA	Other	Total Loans HFI
	$	$	$	$	$	$	$	%
Loans HFI:	(dollars in thousands)
California	$729,691	$923,181	$91,530	$135,072	$34,758	$97	$1,914,329	57.8%
New York	778,176	168,921	54,743	734	2,789	319	1,005,682	30.4%
Illinois	53,662	9,039	—	828	—	—	63,529	1.9%
Nevada	20,944	33,870	—	3,443	1,955	—	60,212	1.8%
New Jersey	47,445	7,263	—	49	1,523	12	56,292	1.7%
Hawaii	15,198	—	—	45	—	—	15,243	0.5%
Other	35,519	135,285	—	11,790	8,642	2,936	194,172	5.9%
Total loans HFI	$1,680,635	$1,277,559	$146,273	$151,961	$49,667	$3,364	$3,309,459	100.0%

The majority of our loan portfolio is based on collateral or businesses located in California and New York, which represented 88.2% of our loan portfolio. Loans secured by collateral in other states represented approximately 11.8% of our portfolio and the majority of these loans are secured by real estate with a weighted average loan-to-value ("LTV") ratio of 55% at June 30, 2026.

SFR loans. SFR loans totaled $1.7 billion, or 50.8% of our loans HFI portfolio, as of June 30, 2026. SFR loans increased $25.3 million, or 1.5%, during the first six months of 2026 due to higher originations relative to payoffs, paydowns and sales. As of June 30, 2026, the weighted-average LTV ratio of the portfolio was 54%, the weighted average FICO score was 765, and the weighted average age was 3.6 years.

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

For SFR mortgage loans sold to FNMA, FHLMC and to other third parties such as investment funds or other banks, we generally provide limited representations and warranties and with a repurchase and premium refund for loans that become delinquent in the first 90-days or a premium refund if paid-off in the first 90-days with respect to all loans sold. In certain loan sales to other banks, loans are sold with no representations or warranties and provide a replacement feature for the first six months if any loans pay off early. As a condition of the sale for all loans, the buyer must have the loans audited for underwriting and compliance standards. There were $0 and $2.1 million of SFR loans HFS at June 30, 2026 and December 31, 2025.

The following table presents the LTV ratios at origination for SFR loans by state as of the date indicated:

	LTV Distribution
June 30, 2026	<45%	45%≤55%	55%≤65%	65%≤75%	75%≤85%	>85%	Total
	(dollars in thousands)
New York	$187,623	$178,866	$275,043	$129,463	$6,855	$326	$778,176
California	140,917	158,491	300,981	117,089	10,826	1,387	729,691
Illinois	16,630	10,499	14,983	8,783	2,122	645	53,662
New Jersey	6,394	12,295	20,279	7,130	581	766	47,445
Nevada	2,379	4,772	8,977	3,838	629	349	20,944
Hawaii	683	2,475	6,348	3,316	2,376	—	15,198
Other	9,705	5,284	11,858	8,452	—	220	35,519
Total	$364,331	$372,682	$638,469	$278,071	$23,389	$3,693	$1,680,635

Commercial real estate loans. CRE loans decreased $25.5 million, or 2.0%, to $1.3 billion at June 30, 2026, compared to $1.3 billion at December 31, 2025. The decrease in the first half of 2026 was driven by above-average payoff activity more than offsetting new loan production.

CRE loans include owner occupied and non-owner occupied commercial real estate, multi-family residential and SFR loans originated for a business purpose. The interest rates for the majority of the commercial real estate loans are based on the Wall Street Journal Prime rate and have a maturity of five years or less. The multi-family residential loans generally have interest rates based on the 5-year treasury, a 10-year maturity with a five year fixed-rate period followed by a five year floating-rate period, and have a declining prepayment penalty over the first five years. SFR loans originated for a business purpose generally are shorter-term and may have a maturity of one year.

The largest subset of CRE loans was the multi-family residential loan portfolio, which totaled $748.4 million as of June 30, 2026 and $745.3 million as of December 31, 2025.

The following table presents the LTV ratios at origination for CRE loans by property type as of the date indicated:

	LTV Distribution
June 30, 2026	<45%	45%≤55%	55%≤65%	65%≤75%	75%≤85%	>85%	Total
Non-owner occupied:	(dollars in thousands)
Apartments	$34,960	$61,720	$126,834	$60,490	$—	$10,206	$294,210
Mobile Home Parks	41,048	76,641	111,483	55,945	3,057	—	288,174
Mixed Use	41,488	25,201	136,943	—	4,226	2,960	210,818
Hotel/Motel	27,596	31,973	14,910	5,761	—	—	80,240
Retail	11,690	46,721	14,009	—	—	—	72,420
Warehouse	20,708	10,345	17,942	—	—	—	48,995
Rent Controlled NY Multifamily	23,972	9,580	13,777	—	—	—	47,329
SFR Rental	8,469	14,532	13,559	2,952	—	—	39,512
Office	16,648	4,412	11,826	4,133	—	—	37,019
Other	4,072	1,600	—	—	—	—	5,672
Total non-owner occupied	$230,651	$282,725	$461,283	$129,281	$7,283	$13,166	$1,124,389
Owner-occupied:
Warehouse	12,326	15,992	18,676	11,451	—	—	58,445
Hotel/Motel	6,936	30,041	20,946	—	—	—	57,923
Retail	3,748	4,405	7,402	—	—	—	15,555
Mixed Use	1,441	4,431	2,124	—	—	—	7,996
Gas Station	116	—	—	5,611	—	—	5,727
Office	805	—	1,552	—	—	—	2,357
Rent Controlled NY Multifamily	1,370	316	—	—	—	—	1,686
SFR Rental	541	1,072	—	—	—	—	1,613
Other	1,451	—	417	—	—	—	1,868
Total owner-occupied	$28,734	$56,257	$51,117	$17,062	$—	$—	$153,170
Total	$259,385	$338,982	$512,400	$146,343	$7,283	$13,166	$1,277,559

The following table presents the LTV ratios at origination for CRE loans by state as of the date indicated:

	LTV Distribution
June 30, 2026	<45%	45%≤55%	55%≤65%	65%≤75%	75%≤85%	>85%	Total
Non-owner occupied:	(dollars in thousands)
California	$141,325	$192,700	$362,676	$99,182	$—	$2,960	$798,843
New York	67,026	44,881	37,831	—	4,226	—	153,964
Nevada	5,910	23,409	—	—	—	—	29,319
Illinois	3,711	1,511	1,329	580	—	—	7,131
New Jersey	882	1,542	2,681	—	—	—	5,105
Other	11,797	18,682	56,766	29,519	3,057	10,206	130,027
Total non-owner occupied	$230,651	$282,725	$461,283	$129,281	$7,283	$13,166	$1,124,389
Owner-occupied:
California	15,824	51,208	41,494	15,812	—	—	124,338
New York	7,271	4,091	3,595	—	—	—	14,957
Nevada	3,781	—	770	—	—	—	4,551
Illinois	658	—	—	1,250	—	—	1,908
New Jersey	1,200	958	—	—	—	—	2,158
Other	—	—	5,258	—	—	—	5,258
Total owner-occupied	$28,734	$56,257	$51,117	$17,062	$—	$—	$153,170
Total	$259,385	$338,982	$512,400	$146,343	$7,283	$13,166	$1,277,559

Construction and land development loans. C&D loans totaled $146.3 million, or 4.4% of the loan portfolio, at June 30, 2026. C&D loans decreased $9.2 million, or 5.9%, during the first six months of 2026 due to a decrease in residential construction loans, offset by increases in commercial construction loans and land development loans. The net decrease in the first six months of 2026 included a $19.4 million nonperforming construction loan migrating to OREO in the second quarter. At June 30, 2026, the weighted average LTV ratio of the portfolio was 58%. Our C&D loans are comprised of commercial construction, residential construction, and land acquisition and development. Interest reserves are generally established on real estate construction loans. These loans generally have interest rates based on the Wall Street Journal Prime rate and have maturities of less than 18 months.

The following table shows the categories of our C&D portfolio as of the dates indicated:

	As of June 30, 2026		As of December 31, 2025		Increase (Decrease)
	$	Mix %	$	Mix %	$	%
	(dollars in thousands)
Commercial construction	$104,583	71.5%	$100,035	64.4%	$4,548	4.5%
Residential construction	37,597	25.7%	51,825	33.3%	(14,228)	(27.5)%
Land development	4,093	2.8%	3,604	2.3%	489	13.6%
Total construction and land development loans	$146,273	100.0%	$155,464	100.0%	$(9,191)	(5.9)%

Commercial and industrial loans. C&I loans totaled $152.0 million, or 4.6% of the loan portfolio, as of June 30, 2026. C&I loans increased $11.9 million, or 8.5%, during the first six months of 2026 due in part to an increase in commercial lines of credit, partially offset by decreases in commercial term loans and mortgage warehouse lines of credit.

The interest rates on C&I loans are generally based on the Wall Street Journal Prime rate. We originate both variable rate and fixed rate C&I loans. The loans are typically made to small- and medium-sized manufacturing, wholesale, retail and service businesses for working capital needs, business expansions and for international trade financing. C&I loans include lines of credit with a maturity of one year or less, term loans with maturities of five years or less, shared national credits with maturities of five years or less, mortgage warehouse lines with a maturity of one year or less, bank subordinated debentures with a maturity of 10 years and international trade discounts with a maturity of three months or less. Substantially all of our C&I loans are collateralized by business assets or real estate.

SBA loans. SBA loans decreased $6.3 million, or 11.3%, to $49.7 million at June 30, 2026 compared to $56.0 million at December 31, 2025. We originated SBA loans of $7.0 million during the first six months of 2026. Offsetting these loan originations were loan sales of $12.1 million and net loan payoffs/paydowns of $1.3 million during the first six months of 2026.

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

Analysis of the Allowance for Loan Losses

The following table presents the ALL, its corresponding percentage of the loan class balance, and the percentage of loan balance to total loans HFI as of the dates indicated:

	As of June 30, 2026			As of December 31, 2025
	$	ALL as a % of Loan Type	% of Total Loans	$	ALL as a % of Loan Type	% of Total Loans
Loans:	(dollars in thousands)
Single-family residential mortgages	$21,766	1.30%	50.8%	$21,585	1.30%	50.0%
Commercial real estate (1)	17,527	1.37%	38.6%	18,162	1.39%	39.3%
Construction and land development	1,954	1.34%	4.4%	1,502	0.97%	4.7%
Commercial and industrial	1,593	1.05%	4.6%	1,647	1.18%	4.2%
SBA	689	1.39%	1.5%	824	1.47%	1.7%
Other	131	3.89%	0.1%	168	3.82%	0.1%
Allowance for loan losses	$43,660	1.32%	100.0%	$43,888	1.32%	100.0%

(1)	Includes non-farm and non-residential real estate loans, multi-family residential loans and non-owner occupied SFR loans.

Allowance for Credit Losses - Loans

The ACL includes the ALL and the reserve for unfunded commitments ("RUC") and is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated balance sheets. The RUC is included in "Accrued interest and other liabilities" on the consolidated balance sheets. Estimating expected credit losses requires management to use relevant forward looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL for loans is performed by collectively evaluating loans with similar risk characteristics. We have elected to utilize a discounted cash flow approach for all segments except consumer loans and warehouse mortgage loans; for these a remaining life approach was elected.

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

Individual loans considered to be uncollectible are charged off against the ACL. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Loans deemed to be collateral-dependent are reviewed individually based on the estimated fair value of the collateral less selling costs. Collateral value is determined using appraisals and/or other market comparable information. Charge-offs are generally taken on loans when the loan balance is determined to be uncollectible. Recoveries on loans previously charged off are added to the ACL. Net charge-offs on an annualized basis represented 0.01% of average loans for the three months ended June 30, 2026 and 0.42% of average loans for the three months ended June 30, 2025.

As of June 30, 2026, the ACL totaled $44.1 million and was comprised of an ALL of $43.7 million and a RUC of $407,000. This compares to the ACL of $44.4 million comprised of an ALL of $43.9 million and a RUC of $484,000 at December 31, 2025. The $305,000 decrease in the ACL for the first six months of 2026 was due to net charge-offs of $105,000 and a $200,000 reversal of provision for credit losses. The ALL as a percentage of loans HFI was 1.32% at June 30, 2026 and December 31, 2025. The ALL as a percentage of nonperforming loans HFI increased to 184% at June 30, 2026, as compared to 99% at December 31, 2025 resulting from a decrease in nonperforming loans during the first six months of 2026.

The following table provides an analysis of the ACL, provision for credit losses and net charge-offs for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Allowance for Loan Loss	(dollars in thousands)
Balance, beginning of period	$43,666	$51,932	$43,888	$47,729
Charge-offs:
Single-family residential mortgages	—	—	—	(1,246)
Commercial real estate	—	(3,275)	—	(3,275)
Construction and land development	—	(15)	—	(1,403)
Commercial and industrial	(102)	(1)	(106)	(81)
SBA	—	(1)	(2)	(1)
Other	(17)	(47)	(38)	(60)
Total charge-offs	(119)	(3,339)	(146)	(6,066)
Recoveries:
Commercial real estate	27	—	27	—
Commercial and industrial	—	—	1	78
Other	9	34	13	40
Total recoveries	36	34	41	118
Net charge-offs	(83)	(3,305)	(105)	(5,948)
Provision for (reversal of) credit losses - loans	77	2,387	(123)	9,233
Balance, end of period	$43,660	$51,014	$43,660	$51,014

Reserve for unfunded commitments
Balance at beginning of period	$484	$629	$484	$729
(Reversal of) provision for credit losses - unfunded commitments	(77)	—	(77)	(100)
Balance at the end of period	$407	$629	$407	$629

Total allowance for credit losses	$44,067	$51,643	$44,067	$51,643

Total loans HFI at end of period	$3,309,459	$3,234,695	$3,309,459	$3,234,695
Average loans HFI	$3,313,904	$3,171,322	$3,304,794	$3,121,070
Net charge-offs to average loans HFI	(0.01%)	(0.42%)	(0.01%)	(0.38%)
Allowance for loan losses to total loans HFI	1.32%	1.58%	1.32%	1.58%

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

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value at the date of foreclosure, establishing a new cost basis (carrying value) by a charge to the allowance for credit losses, if necessary, or a gain recognized through noninterest income, as appropriate. Once classified as an OREO, it is subsequently carried at the lower of the carrying value of the property at foreclosure or its fair value. Fair value is based on current appraisals less estimated selling costs. Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance. Any recovery of fair value is recognized as recovery of the valuation allowance up to the cost basis of the property at foreclosure. Operating expenses and related income of such properties are included in other operating income and expenses. Gains on transfer of loans to OREO, and gains or losses on their disposition are included in gain/(loss) on OREO.

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

	As of June 30,	As of December 31,
	2026	2025
Nonaccrual loans:	(dollars in thousands)
Single-family residential mortgages	$394	$2,143
Commercial real estate	8,146	8,158
Construction and land development	8,072	27,994
Commercial and industrial	5,113	5,116
SBA	2,029	1,221
Other	5	—
Total nonaccrual loans	23,759	44,632
Total nonperforming loans	23,759	44,632
OREO	19,820	8,830
Nonperforming assets	$43,579	$53,462
Nonperforming loans HFI to total loans HFI	0.72%	1.35%
Nonperforming assets to total assets	1.02%	1.27%
Nonperforming loans to tangible common equity and ALL	4.69%	9.03%
Nonperforming assets to tangible common equity and ALL	8.61%	10.81%

Nonperforming assets totaled $43.6 million, or 1.02% of total assets, at June 30, 2026, down from $53.5 million, or 1.27% of total assets, at December 31, 2025. The $9.9 million decrease in nonperforming assets consisted of a $20.9 million decrease in nonperforming loans partially offset by an $11.0 million increase in OREO. The $20.9 million decrease in nonperforming loans was due to $19.4 million transferred to OREO, $2.1 million in payoffs/paydowns, and $1.9 million upgraded to performing, partially offset by additions of $2.6 million. The $11.0 million increase in OREO included additions of $19.8 million, partially offset by the sale of the existing OREO properties totaling $8.8 million which resulted in a net gain of $669,000.

Our 30-89 day delinquent loans, excluding nonperforming loans, totaled $9.0 million, or 0.27% of total loans, at June 30, 2026, up from $8.8 million, or 0.27% of total loans, at December 31, 2025. The $181,000 increase was mostly due to $10.3 million in new delinquent loans, partially offset by $8.2 million in SFR mortgage loans returning to current status, $1.3 million in paydowns/payoffs, and $570,000 of loans which migrated to nonperforming.

We did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2026 and 2025, while the loans were in nonaccrual status.

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

We use a risk grading system to categorize and determine the credit risk of our loans. Potential problem loans include loans with a risk grade of 6, which are “special mention,” loans with a risk grade of 7, which are “substandard” loans that are generally not considered to be impaired and loans with a risk grade of 8, which are “doubtful” loans generally considered to be impaired. These loans generally require more frequent loan officer contact and receipt of financial data to closely monitor borrower performance. Potential problem loans are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive officers and other members of the Bank’s senior management and the Director's Loan Committee.

The following table presents the risk categories for loans HFI, by segment and class, as of the dates indicated:

		Special
June 30, 2026	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$1,678,900	$—	$1,735	$—	$1,680,635
Commercial real estate	1,229,396	14,111	34,052	—	1,277,559
Construction and land development	138,201	—	8,072	—	146,273
Commercial:
Commercial and industrial	141,074	27	10,860	—	151,961
SBA	36,725	6,137	6,805	—	49,667
Other	3,359	—	5	—	3,364
Total	$3,227,655	$20,275	$61,529	$—	$3,309,459

		Special
December 31, 2025	Pass	Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$1,652,759	$—	$2,623	$—	$1,655,382
Commercial real estate	1,265,041	13,249	24,729	—	1,303,019
Construction and land development	124,083	3,387	27,994	—	155,464
Commercial:
Commercial and industrial	123,747	2,247	14,067	—	140,061
SBA	49,862	354	5,762	—	55,978
Other	4,397	—	—	—	4,397
Total	$3,219,889	$19,237	$75,175	$—	$3,314,301

Special mention loans totaled $20.3 million, or 0.61% of total loans, at June 30, 2026, up from $19.2 million, or 0.58% of total loans, at December 31, 2025. The $1.0 million increase was primarily due to additions to special mention of $7.3 million, partially offset by payoffs/paydowns of $4.0 million and downgrades to substandard rated loans of $1.8 million. As of June 30, 2026, all special mention loans are paying current.

Substandard loans totaled $61.5 million at June 30, 2026, a decrease of $13.7 million from $75.2 million at December 31, 2025. The $13.7 million decrease in substandard loans was primarily due to transfers to OREO of $19.4 million, payoffs/paydowns totaling $7.2 million, and upgrades to pass rated loans of $1.1 million, partially offset by additions to substandard of $14.1 million. Of the total substandard loans at June 30, 2026, there were $37.8 million, or 61% of such loans, on accrual status.

Liabilities. Total liabilities increased by $54.9 million to $3.7 billion at June 30, 2026 from $3.7 billion at December 31, 2025, primarily due to a $40.2 million increase in deposits and a $30.0 million increase in FHLB advances, offset by a $14.5 million decrease in other liabilities.

Deposits. Total deposits were $3.4 billion as of June 30, 2026, an increase of $40.2 million, or 2.4% annualized, compared to $3.4 billion as of December 31, 2025. The increase was due to a $65.0 million increase in noninterest-bearing deposits offset partially by a $24.8 million decrease in interest-bearing deposits. The decrease in interest-bearing deposits included a decrease in time deposits of $259.7 million and an increase in non-maturity deposits of $234.9 million. Noninterest-bearing deposits totaled $591.6 million and represented 17.5% of total deposits at June 30, 2026 compared to $526.5 million and 15.7% at December 31, 2025.

The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	June 30, 2026		December 31, 2025
	$	%	$	%
	(dollars in thousands)
Noninterest-bearing demand deposits	$591,556	17.5%	$526,538	15.7%
Interest-bearing deposits:
NOW	81,382	2.4%	72,063	2.2%
Money market	562,145	16.6%	526,933	15.7%
Savings	547,671	16.1%	357,303	10.7%
Time deposits $250,000 and under	736,102	21.7%	790,225	23.6%
Time deposits over $250,000	751,600	22.2%	851,637	25.4%
Wholesale deposits	120,185	3.5%	225,699	6.7%
Total interest-bearing deposits	2,799,085	82.5%	2,823,860	84.3%
Total deposits	$3,390,641	100.0%	$3,350,398	100.0%

The following table presents our average deposit balances and weighted average rates for the three months and six months ended June 30, 2026:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026		June 30, 2026
		Weighted		Weighted
	Average	Average	Average	Average
	Balance	Rate (%)	Balance	Rate (%)
	(dollars in thousands)
Noninterest-bearing demand deposits	$535,756	—	$530,980	—
Interest-bearing deposits:
NOW	83,681	2.29%	78,687	2.25%
Money market	556,084	3.02%	542,623	2.97%
Savings	589,187	3.08%	515,564	3.01%
Time deposits $250,000 and under	837,026	3.51%	881,380	3.58%
Time deposits over $250,000	768,027	3.70%	806,692	3.75%
Total interest-bearing deposits	2,834,005	3.34%	2,824,946	3.37%
Total deposits	$3,369,761	2.81%	$3,355,926	2.83%

The following table presents the maturity schedule of time deposits as of June 30, 2026:

	Maturity Within:
	Three Months or Less	After Three to Six Months	After Six to 12 Months	After 12 Months	Total
	(dollars in thousands)
Time deposits $250,000 and under (1)	$326,055	$300,604	$183,018	$5,851	$815,528
Time deposits over $250,000 (2)	266,292	393,421	127,158	5,488	792,359
Total time deposits	$592,347	$694,025	$310,176	$11,339	$1,607,887

(1)	Includes wholesale deposits of $79.4 million.
(2)	Includes wholesale deposits of $40.8 million.

Of the $792.4 million in time deposits over $250,000, the estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $543.3 million at June 30, 2026. The following table presents the maturity distribution of uninsured time deposits in amounts of more than $250,000 as of the date indicated.

June 30, 2026
(dollars in thousands)
3 months or less	$161,971
Over 3 months through 6 months	285,661
Over 6 months through 12 months	91,447
Over 12 months	4,238
Total	$543,317

Deposits exceeding the FDIC insurance limits were estimated to be $1.8 billion as of June 30, 2026, and $1.5 billion as of December 31, 2025.

Time deposits include certain wholesale deposits, such as brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services. We mitigate the risk of using wholesale time deposits by managing the aggregate level of such funding, obtaining wholesale deposits through multiple sources, and leveraging collateralized deposits. Wholesale time deposits totaled $120.2 million at June 30, 2026, and were comprised of brokered deposits of $50.5 million, collateralized deposits from the State of California of $40.0 million, and deposits acquired through internet listing services of $29.7 million at June 30, 2026. This compares to wholesale time deposits of $225.7 million at December 31, 2025, comprised of brokered deposits of $145.5 million, collateralized deposits from the State of California of $40.0 million, and deposits acquired through internet listing services of $40.2 million.

In addition, we offer deposit products through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit. Time deposits held through the CDARS program were $141.4 million at June 30, 2026 and $128.3 million at December 31, 2025 and ICS deposits totaled $137.4 million at June 30, 2026 and $156.3 million at December 31, 2025.

FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. FHLB advances totaled $160.0 million at June 30, 2026 compared to $130.0 million at December 31, 2025. FHLB borrowings at June 30, 2026 included $140.0 million in putable term advances.

The details of all the FHLB advances outstanding at June 30, 2026 are presented in Next Call Date order in the table below:

Advance Date	Amount	Rate	Call Structure	Next Call Date	Final Stated Maturity Date
	(dollars in thousands)
5/8/2025	$10,000	3.69%	N/A	N/A	5/10/2028
6/23/2025	10,000	3.64%	N/A	N/A	6/23/2028
5/8/2025	20,000	3.52%	Quarterly call (1)	8/10/2026	5/8/2029
6/15/2026	20,000	3.85%	One time call (2)	9/15/2026	6/15/2029
6/15/2026	20,000	3.88%	One time call (2)	9/17/2026	6/17/2030
6/15/2026	10,000	3.84%	One time call (3)	12/15/2026	6/15/2029
6/15/2026	10,000	3.84%	One time call (3)	12/17/2026	6/17/2030
6/15/2026	20,000	3.94%	One time call (1)	6/15/2027	6/15/2029
6/24/2026	20,000	4.01%	One time call (1)	6/25/2027	6/25/2029
6/24/2026	20,000	3.97%	One time call (1)	6/24/2027	6/24/2030
Total	$160,000	3.83%
(1)	Call option by the FHLB after initial one year lock out.
(2)	Call option by the FHLB after initial three month lock out.
(3)	Call option by the FHLB after initial six month lock out.

The following table presents information on our total FHLB advances at and for the periods presented:

	As of and For the Three Months Ended June 30,		As of and For the Six Months Ended June 30,
FHLB Borrowings:	2026	2025	2026	2025
	(dollars in thousands)
Outstanding at period-end	$160,000	$180,000	$160,000	$180,000
Average amount outstanding	116,813	159,286	123,370	168,011
Maximum amount outstanding at any month-end	160,000	180,000	160,000	180,000
Weighted average interest rate:
During period	3.61%	3.58%	3.57%	2.89%
End of period	3.83%	3.51%	3.83%	3.51%

Long-term Debt. Long-term debt consists of subordinated notes. As of June 30, 2026, the amortized cost of subordinated notes was $120.0 million as compared to $119.9 million at December 31, 2025.

In March 2021, we issued $120.0 million of fixed to floating rate subordinated notes due April 1, 2031 (the “Notes”). The interest rate was fixed at 4.00% through March 31, 2026, and now resets quarterly to a rate of three month Secured Overnight Financing Rate (“SOFR”) plus 329 basis points starting April 1, 2026. The rate was set at 6.98% as of April 1, 2026. The Notes may be included in Tier 2 capital with certain limitations applicable under current regulatory guidelines, and such amount is discounted as the Notes approach maturity. Therefore, $96.0 million of the Notes were considered Tier 2 capital at June 30, 2026, compared to $120.0 million at December 31, 2025. The Notes became redeemable at par beginning April 1, 2026, and on July 1, 2026, the Company redeemed $40.0 million at par plus accrued interest.

Subordinated Debentures. Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.5 million as of June 30, 2026 and $15.4 million as of December 31, 2025. Under the terms of our subordinated debentures issued in connection with the issuance of trust preferred securities, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. For regulatory reporting purposes, trust preferred securities of $15.5 million are included in Tier 1 capital of the Company at June 30, 2026. These subordinated debentures consist of the following at June 30, 2026 and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	Effective Stated Rate	Stated Maturity
Subordinated debentures:	(dollars in thousands)
TFC Trust	12/22/2006	$5,155	$963	$4,192	Three-month CME Term SOFR plus 0.26% plus 1.65%	5.58%	3/15/2037
FAIC Trust	12/15/2004	7,217	649	6,568	Three-month CME Term SOFR plus 0.26% plus 2.25%	6.18%	12/15/2034
PGBH Trust	12/15/2004	5,155	431	4,724	Three-month CME Term SOFR plus 0.26% plus 2.10%	6.03%	12/15/2034
Total		$17,527	$2,043	$15,484

At June 30, 2026, we were in compliance with all covenants under our long-term debt agreements and subordinated debt.

The Company maintains the TFC Statutory Trust ("TFC Trust"), which has issued a total of $5.2 million securities ($5.0 million in capital securities and $155,000 in common securities). The TFC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 5.58% as of June 30, 2026 and 5.63% at December 31, 2025.

The Company maintains the First American International Statutory Trust I ("FAIC Trust"), which has issued a total of $7.2 million securities ($7.0 million in capital securities and $217,000 in common securities). The FAIC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 6.18% as of June 30, 2026 and 6.23% at December 31, 2025.

The Company maintains the Pacific Global Bank Trust I ("PGBH Trust"), a Delaware statutory trust formed in December 2004. PGBH Trust issued 5,000 units of fixed-to-floating rate capital securities with an aggregate liquidation amount of $5.0 million and 155 common securities with an aggregate liquidation amount of $155,000. The PGBH subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 6.03% as of June 30, 2026 and 6.08% at December 31, 2025.

Capital Resources and Liquidity Management

Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and preferred stock and changes in accumulated other comprehensive income, net of taxes, from AFS investment securities.

Shareholders’ equity increased $11.8 million, or 2.2%, to $535.2 million as of June 30, 2026 from $523.4 million at December 31, 2025. The increase in shareholders' equity for the first half of 2026 was due to net income of $21.4 million and equity compensation activity of $1.6 million, offset by common stock repurchases of $4.5 million, common stock cash dividends paid of $5.5 million and an increase in unrealized losses on AFS securities in accumulated other comprehensive loss, net of tax, of $1.3 million, As a result, book value per share increased to $31.51 from $30.69 at December 31, 2025 and tangible book value per share increased to $27.23 from $26.42 at December 31, 2025. For additional information, see "Non-GAAP Financial Measures."

Liquidity Management. Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed to meet all short-term and long-term cash requirements, both known and unknown. We manage our liquidity position to meet the daily cash flow needs of customers, while also maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.

Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-earning deposits in banks, federal funds sold, available for sale securities, term federal funds, purchased receivables and maturing or prepaying balances in our securities and loan portfolios. Liquid liabilities include retail deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional wholesale funding, the issuance of additional collateralized borrowings through FHLB advances or the Federal Reserve’s discount window, and the ability to access the capital markets through the issuance of debt securities, preferred securities or common securities. Our short-term and long-term liquidity requirements are primarily to fund known and unknown on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. We have sufficient capital and do not anticipate any need for additional liquidity sources as of June 30, 2026. For additional information regarding our operating, investing and financing cash flows, see the consolidated statements of cash flows provided in our consolidated financial statements.

Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis. The Bank's wholesale funding ratio was 7.9% at June 30, 2026 compared to 10.3% at December 31, 2025.

The Bank has established secured and unsecured lines of credit. The Bank had a secured line of credit from the Federal Reserve Discount Window of $69.7 million at June 30, 2026 and $66.5 million at December 31, 2025 collateralized by a pool of CRE loans totaling $88.6 million as of June 30, 2026 and $88.9 million as of December 31, 2025. The Bank did not have any borrowings outstanding with the Federal Reserve at June 30, 2026 and December 31, 2025.

The Bank also had a secured line of credit with the FHLB of $1.5 billion at June 30, 2026 and December 31, 2025, of which $160.0 million and $130.0 million were outstanding, respectively. Based on the values of loans pledged as collateral, we had $1.4 billion of remaining secured borrowing capacity with the FHLB as of June 30, 2026 and December 31, 2025.

In addition, the Bank had $97.0 million of unsecured federal funds lines with other financial institutions and no amounts advanced against these lines at June 30, 2026 and December 31, 2025.

Bancorp is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. Bancorp’s main source of funding is dividends declared and paid to Bancorp by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to Bancorp. Management believes that these limitations will not impact our ability to meet our ongoing short-term cash obligations. During the six months ended June 30, 2026, the Bank paid $50 million of cash dividends to Bancorp and paid $45.0 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, dividends on common stock totaled $5.5 million and totaled $5.7 million during the six months ended June 30, 2025. At June 30, 2026, Bancorp had $84.5 million in cash, of which $84.1 million was on deposit at the Bank.

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations at June 30, 2026:

	Payments Due
	Within	One to	Over Three to	After Five
	One Year	Three Years	Five Years	Years	Total
	(dollars in thousands)
Deposits without a stated maturity	$1,782,754	$—	$—	$—	$1,782,754
Time deposits	1,596,548	10,508	831	—	1,607,887
FHLB advances (1)	140,000	20,000	—	—	160,000
Long-term debt	—	—	120,000	—	120,000
Subordinated debentures (2)	—	—	—	15,484	15,484
Leases	5,627	9,898	5,197	5,139	25,861
Total contractual obligations	$3,524,929	$40,406	$126,028	$20,623	$3,711,986
(1)	See "FHLB Borrowings" for the structure of FHLB advances that are callable by FHLB within one year, however final stated maturities range from 1.9 to 4.0 years as of June 30, 2026.
(2)	Represents the principal amount of $17.5 million less the unamortized valuation reserve of $2.0 million.

Off-Balance Sheet Arrangements

Refer to Note 13 in our consolidated financial statements for information related to our off-balance sheet arrangements.

Non-GAAP Financial Measures

Some of the financial measures included herein are not measures of financial performance recognized by GAAP. These non-GAAP financial measures include the “tangible common equity to tangible assets ratio,” “tangible book value per share,” “return on average tangible common equity,” and "pre-tax pre-provision income." Our management uses these non-GAAP financial measures in our analysis of our performance.

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

	June 30, 2026	December 31, 2025	June 30, 2025
Tangible Common Equity Ratios:	(dollars in thousands)
Tangible common equity:
Total shareholders' equity	$535,177	$523,410	$517,653
Adjustments
Goodwill	(71,498)	(71,498)	(71,498)
Core deposit intangible	(1,078)	(1,338)	(1,667)
Tangible common equity	$462,601	$450,574	$444,488
Tangible assets:
Total assets-GAAP	$4,275,002	$4,208,294	$4,090,040
Adjustments
Goodwill	(71,498)	(71,498)	(71,498)
Core deposit intangible	(1,078)	(1,338)	(1,667)
Tangible assets	$4,202,426	$4,135,458	$4,016,875
Common shares outstanding	16,985,919	17,057,397	17,699,091
Common equity to assets ratio	12.52%	12.44%	12.66%
Tangible common equity to tangible assets ratio	11.01%	10.90%	11.07%
Book value per share	$31.51	$30.69	$29.25
Tangible book value per share	$27.23	$26.42	$25.11

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

	For the Three Months Ended			For the Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Return on average tangible common equity:	(dollars in thousands)
Net income available to common shareholders	$10,140	$11,300	$9,333	$21,440	$11,623
Average shareholders' equity	532,409	529,382	513,691	530,903	512,981
Adjustments:
Average goodwill	(71,498)	(71,498)	(71,498)	(71,498)	(71,498)
Average core deposit intangible	(1,161)	(1,288)	(1,780)	(1,224)	(1,865)
Adjusted average tangible common equity	$459,750	$456,596	$440,413	$458,181	$439,618
Return on average common equity, annualized	7.64%	8.66%	7.29%	8.14%	4.57%
Return on average tangible common equity, annualized	8.85%	10.04%	8.50%	9.44%	5.33%

Pre-Tax Pre-Provision Income. Management believes that pre-tax pre-provision (“PTPP”) income is a useful measure for investors to evaluate core operating performance before taxes and excluding the credit provision expenses/(reversals). PTPP income is calculated by subtracting noninterest expense from the sum of net interest income and noninterest income, as shown in the following table.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Pre-Tax Pre-Provision Income:	(dollars in thousands)
Net interest income	$30,086	$30,503	$27,334	$60,589	$53,497
Noninterest income	3,018	4,251	8,478	7,269	10,773
Noninterest expense	(19,022)	(19,258)	(20,493)	(38,280)	(39,015)
Pre-tax pre-provision income	$14,082	$15,496	$15,319	$29,578	$25,255

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Price Risk. Price risk represents the risk of loss arising from adverse movements in the prices of financial instruments that are carried at fair value and subject to fair value accounting. We have price risk primarily from SFR mortgage loans held for sale and fixed-rate available for sale securities.

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

	Net Interest Income At Risk
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
June 30, 2026	(dollars in thousands)
Dollar change	$5,767	$1,720	$1,109	$(2,101)	$(4,133)	$(6,584)
Percent change	4.64%	1.38%	0.89%	(1.69%)	(3.32%)	(5.29%)
December 31, 2025
Dollar change	$11,201	$5,268	$3,325	$(2,860)	$(5,527)	$(8,440)
Percent change	9.38%	4.41%	2.78%	(2.39%)	(4.63%)	(7.07%)

At June 30, 2026, our NII at Risk profile is liability sensitive. This is directionally consistent, but a less liability sensitive profile, as compared with December 31, 2025. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The NII at Risk results are within board policy limits.

	Economic Value of Equity
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
June 30, 2026	(dollars in thousands)
Dollar change	$(56,969)	$5,355	$5,795	$(15,021)	$(31,993)	$(54,315)
Percent change	(7.75%)	0.73%	0.79%	(2.04%)	(4.35%)	(7.38%)
December 31, 2025
Dollar change	$(48,495)	$7,557	$8,430	$(18,774)	$(39,714)	$(64,688)
Percent change	(7.41%)	1.16%	1.29%	(2.87%)	(6.07%)	(9.89%)

At June 30, 2026, the EVE position is projected to decrease in the up rate scenarios and down 300 rate scenario. When interest rates rise, fixed rate assets generally lose economic value as these instruments are discounted at a higher rate demonstrating the relative longer asset duration as compared to the overall liability duration. When interest rates decrease, the value of noninterest-bearing deposits also decreases. In addition, as the down rate shocks become more severe, the pace of the increase in the value of loans also slows due to an increase in loan prepayments and the impact of discount rates reaching their floors; this results in a change of EVE volatility from positive to negative between the down 200 and 300 scenarios. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The EVE results are within board policy limits.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, including our principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

On May 29, 2025, the Company announced a stock repurchase plan providing for the repurchase of up to $18.0 million of the Company's outstanding common stock. The Company repurchased 163,500 shares under this plan in the second quarter of 2026. These repurchases effectively exhausted this plan, which expired on June 30, 2026. On June 15, 2026, the Company announced the Board of Directors authorized a new stock repurchase plan for up to 1 million shares of the Company's outstanding common stock through June 30, 2028. The Company repurchased 17,076 shares under this plan in the second quarter of 2026.

During the second quarter of 2026, the Company repurchased an aggregate total of 180,576 shares of common stock, at an average price of $24.65 per share, pursuant to the Company's stock repurchase plans.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans
	(dollars in thousands)
April 1, 2026 to April 30, 2026	—	$—	—	$4,100
May 1, 2026 to May 31, 2026	163,500	$24.49	163,500	$96
June 1, 2026 to June 30, 2026	17,076	$26.21	17,076	$24,552
Total	180,576	$24.65	180,576

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR§ 229.408(c).

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

10.1	Form of Performance Stock Unit Award Agreement Under the 2017 Omnibus Stock Incentive Plan (Filed herewith)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (contained in Exhibit 101)

* Management contract or compensatory plan or agreement.

(1)	Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(2)	Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(3)	Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.

(4)	Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: August 7, 2026	/s/ Johnny Lee
Johnny Lee President and Chief Executive Officer

Date: August 7, 2026	/s/ Lynn Hopkins
Lynn Hopkins Executive Vice President, Chief Financial Officer