Form 10-Q
period 2026-09-30
RBB Bancorp
filed 2026-11-06
CIK 1499422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock of the registrant: 16,712,787 outstanding as of November 2, 2026.

PART I - FINANCIAL INFORMATION
ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
RBB BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	(Unaudited)
	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$24,697	$27,086
Interest-earning deposits with financial institutions	165,593	185,231
Cash and cash equivalents	190,290	212,317
Interest-earning time deposits in other financial institutions	600	600
Securities:
Available for sale (amortized cost of $411,901 and $426,145 at September 30, 2026 and December 31, 2025)	381,344	407,204
Held to maturity (fair value of $3,803 and $4,103 at September 30, 2026 and December 31, 2025)	4,179	4,184
Loans held for sale	—	2,067
Loans held for investment	3,399,214	3,314,301
Allowance for loan losses	(44,038)	(43,888)
Loans held for investment, net of allowance for loan losses	3,355,176	3,270,413

Premises and equipment, net	17,950	23,540
Federal Home Loan Bank (FHLB) stock	15,000	15,000
Net deferred tax assets	18,174	16,347
Income tax receivable	12,754	17,483
Cash surrender value of bank owned life insurance (BOLI)	63,290	61,972
Goodwill	71,498	71,498
Right-of-use assets - operating leases	20,754	23,026
Accrued interest and other assets	100,287	82,643
Total assets	$4,251,296	$4,208,294
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$556,848	$526,538
Savings, NOW and money market accounts	1,237,657	956,299
Time deposits $250,000 and under	755,509	974,670
Time deposits over $250,000	845,266	892,891
Total deposits	3,395,280	3,350,398

FHLB advances	180,000	130,000
Long-term debt, net of issuance costs	80,000	119,911
Subordinated debentures, net	15,538	15,375
Lease liabilities - operating leases	22,513	24,800
Accrued interest and other liabilities	23,722	44,400
Total liabilities	3,717,053	3,684,884

Commitments and contingencies - Note 13

Shareholders' equity:
Preferred Stock - 100,000,000 shares authorized, no par value; none outstanding	—	—
Common Stock - 100,000,000 shares authorized, no par value; 16,827,168 shares issued and outstanding at September 30, 2026 and 17,057,397 shares issued and outstanding at December 31, 2025	248,374	250,694
Additional paid-in capital	3,199	3,941
Retained earnings	303,994	282,024
Non-controlling interest	72	72
Accumulated other comprehensive loss, net	(21,396)	(13,321)
Total shareholders’ equity	534,243	523,410
Total liabilities and shareholders’ equity	$4,251,296	$4,208,294
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME – (UNAUDITED)
(In thousands, except share amounts)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
Interest and dividend income:
Loans	$52,200	$50,663	$50,094	$152,801	$143,402
Interest-earning deposits	2,296	1,708	2,140	5,887	5,904
Investment securities	4,027	4,259	4,592	12,255	12,941
FHLB stock	539	222	327	1,521	981
Federal funds sold and other	245	307	239	805	705
Total interest and dividend income	59,307	57,159	57,392	173,269	163,933
Interest expense:
Savings deposits, NOW and money market accounts	9,045	9,197	4,674	25,589	13,709
Time deposits	14,783	14,397	20,152	45,401	58,486
Long-term debt and subordinated debentures	1,749	2,428	1,635	5,776	4,901
FHLB advances	1,969	1,051	1,654	4,153	4,063
Total interest expense	27,546	27,073	28,115	80,919	81,159
Net interest income before provision for credit losses	31,761	30,086	29,277	92,350	82,774
Provision for credit losses	500	—	625	300	9,758
Net interest income after provision for credit losses	31,261	30,086	28,652	92,050	73,016
Noninterest income:
Service charges and fees	1,110	1,104	1,099	3,246	3,176
Loan servicing income, net of amortization	525	533	564	1,562	1,693
Increase in cash surrender value of BOLI	449	438	427	1,318	1,241
Gain on sale of loans	89	964	260	1,377	699
(Loss)/gain on other real estate owned	—	(221)	—	669	—
Other income	2,932	200	943	4,202	7,257
Total noninterest income	5,105	3,018	3,293	12,374	14,066
Noninterest expense:
Salaries and employee benefits	11,467	11,045	10,600	33,773	32,323
Occupancy and equipment expenses	2,587	2,449	2,425	7,547	7,209
Data processing	1,722	1,690	1,805	5,120	5,120
Legal and professional	1,306	1,311	1,450	4,120	5,869
Office expenses	394	377	444	1,130	1,257
Marketing and business promotion	193	178	252	586	661
Insurance and regulatory assessments	743	746	732	2,238	2,171
Core deposit intangible amortization	126	127	172	387	516
Other expenses	1,010	1,099	803	2,927	2,572
Total noninterest expense	19,548	19,022	18,683	57,828	57,698
Income before income taxes	16,818	14,082	13,262	46,596	29,384
Income tax expense	4,181	3,942	3,114	12,519	7,613
Net income	$12,637	$10,140	$10,148	$34,077	$21,771

Net income per share
Basic	$0.75	$0.60	$0.59	$2.01	$1.24
Diluted	$0.74	$0.59	$0.59	$1.99	$1.24

Weighted-average common shares outstanding
Basic	16,910,452	17,011,624	17,225,702	16,994,716	17,564,835
Diluted	17,027,686	17,141,742	17,301,627	17,114,113	17,621,599
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – (UNAUDITED)
(In thousands)

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$12,637	$10,140	$10,148	$34,077	$21,771

Other comprehensive (loss)/income:
Unrealized (loss)/gain on securities available for sale	(9,695)	(464)	2,571	(11,616)	8,693
Related income tax effect	2,907	139	(999)	3,541	(2,877)
Total other comprehensive (loss)/income	(6,788)	(325)	1,572	(8,075)	5,816

Total comprehensive income	$5,849	$9,815	$11,720	$26,002	$27,587
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY – (UNAUDITED)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Accumulated Other Comprehensive (Loss)/Income, net	Total
	Shares	Amount
Balance at June 30, 2026	16,985,919	$250,590	$3,004	$296,119	$72	$(14,608)	$535,177
Net income	—	—	—	12,637	—	—	12,637
Stock-based compensation, net	—	—	401	—	—	—	401
Restricted stock units vested	4,017	107	(168)	—	—	—	(61)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,741)	—	—	(2,741)
Stock options exercised	6,000	148	(38)	—	—	—	110
Repurchase of common stock	(168,768)	(2,471)	—	(2,021)	—	—	(4,492)
Other comprehensive loss, net of taxes	—	—	—	—	—	(6,788)	(6,788)
Balance at September 30, 2026	16,827,168	$248,374	$3,199	$303,994	$72	$(21,396)	$534,243

Balance at June 30, 2025	17,699,091	$259,863	$3,579	$270,152	$72	$(16,013)	$517,653
Net income	—	—	—	10,148	—	—	10,148
Stock-based compensation, net	—	—	270	—	—	—	270
Restricted stock units vested	4,024	74	(115)	—	—	—	(41)
Cash dividends on common stock ($0.16 per share)	—	—	—	(2,783)	—	—	(2,783)
Stock options exercised	—	—	—	—	—	—	—
Repurchase of common stock	(659,218)	(9,575)	—	(2,909)	—	—	(12,484)
Other comprehensive income, net of taxes	—	—	—	—	—	1,572	1,572
Balance at September 30, 2025	17,043,897	$250,362	$3,734	$274,608	$72	$(14,441)	$514,335

	Common Stock		Additional Paid-in Capital	Retained Earnings	Non- Controlling Interest	Accumulated Other Comprehensive (Loss)/Income, net	Total
	Shares	Amount
Balance at January 1, 2026	17,057,397	$250,694	$3,941	$282,024	$72	$(13,321)	$523,410
Net income	—	—	—	34,077	—	—	34,077
Stock-based compensation, net	—	—	1,375	—	—	—	1,375
Restricted stock units vested	56,615	1,318	(1,784)	—	—	—	(466)
Cash dividends on common stock ($0.48 per share)	—	—	—	(8,261)	—	—	(8,261)
Stock options exercised	62,500	1,478	(333)	—	—	—	1,145
Repurchase of common stock	(349,344)	(5,116)	—	(3,846)	—	—	(8,962)
Other comprehensive loss, net of taxes	—	—	—	—	—	(8,075)	(8,075)
Balance at September 30, 2026	16,827,168	$248,374	$3,199	$303,994	$72	$(21,396)	$534,243

Balance at January 1, 2025	17,720,416	$259,957	$3,645	$264,460	$72	$(20,257)	$507,877
Net income	—	—	—	21,771	—	—	21,771
Stock-based compensation, net	—	—	1,450	—	—	—	1,450
Restricted stock units vested	60,430	1,033	(1,298)	—	—	—	(265)
Cash dividends on common stock ($0.48 per share)	—	—	—	(8,502)	—	—	(8,502)
Stock options exercised	10,000	234	(63)	—	—	—	171
Repurchase of common stock	(746,949)	(10,862)	—	(3,121)	—	—	(13,983)
Other comprehensive income, net of taxes	—	—	—	—	—	5,816	5,816
Balance at September 30, 2025	17,043,897	$250,362	$3,734	$274,608	$72	$(14,441)	$514,335
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities
Net income	$34,077	$21,771
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of premises and equipment	1,361	1,400
Net accretion of securities, loans, deposits, and other	(2,147)	(2,679)
Amortization of investment in affordable housing tax credits	1,759	1,524
Amortization of intangible assets	1,172	1,405
Amortization of right-of-use asset	3,910	3,831
Change in operating lease liabilities	(3,925)	(3,727)
Provision for credit losses	300	9,758
Stock-based compensation, net	1,375	1,450
Deferred tax expense	1,714	1,243
Gain on sale of loans	(1,377)	(699)
Gain on OREO	(669)	—
Gain on sale of fixed assets	(2,658)	(42)
Increase in cash surrender value of life insurance	(1,318)	(1,241)
Loans originated for sale, net	(4,859)	(6,460)
Proceeds from loans sold	21,100	14,444
Other items	(8,916)	(10,432)
Net cash provided by operating activities	40,899	31,546
Investing activities
Securities available for sale:
Purchases	(145,356)	(216,805)
Maturities, repayments and calls	161,047	236,976
Securities held to maturity:
Maturities, repayments and calls	—	1,000
Purchase of other equity securities, net	(10,047)	(188)
Net increase of investment in qualified affordable housing projects	(2,772)	(1,836)
Net increase in loans	(158,911)	(305,571)
Proceeds from sales of loans originally classified as HFI	42,198	35,120
Proceeds from sales of OREO	5,569	7,526
Proceeds from sales of fixed assets	7,407	42
Other investing activities, net	(353)	(641)
Net cash used in investing activities	(101,218)	(244,377)
Financing activities
Net increase in demand deposits and savings accounts	311,668	46,139
Net (decrease) increase in time deposits	(266,832)	236,456
Proceeds from FHLB advances	200,000	170,000
Repayments of FHLB advances	(150,000)	(240,000)
Redemptions of long-term debt	(40,000)	—
Cash dividends paid	(8,261)	(8,502)
Restricted stock units vesting	(466)	(265)
Common stock repurchased, net of repurchase costs	(8,962)	(13,983)
Exercise of stock options	1,145	171
Net cash provided by financing activities	38,292	190,016
Net decrease in cash and cash equivalents	(22,027)	(22,815)
Cash and cash equivalents at beginning of period	212,317	257,745
Cash and cash equivalents at end of period	$190,290	$234,930
Supplemental disclosure of cash flow information
Cash paid during the period:
Interest paid	$83,374	$80,351
Taxes paid	5,069	5,163
Non-cash investing and financing activities:
Transfer from loans to other real estate owned	19,391	12,666
Loans transferred to held for sale, net	54,995	31,911
Additions to servicing assets	388	156
Recognition of operating lease right-of-use assets	(1,638)	(88)
Recognition of operating lease liabilities	1,638	88
The accompanying notes are an integral part of these unaudited consolidated financial statements.

RBB BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (UNAUDITED)
NOTE 1 - BUSINESS DESCRIPTION
RBB Bancorp (“RBB”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB’s principal business is to serve as the holding company for its wholly-owned subsidiaries, Royal Business Bank ("Bank") and RBB Asset Management Company (“RAM”), collectively referred to herein as “the Company”. RAM was formed in 2012 to hold and manage problem assets acquired in business combinations. There are no problem assets in RAM or activity in this subsidiary at and for the three and nine months ended September 30, 2026 or the year ended December 31, 2025. When we refer to “we”, “us”, “our”, or the “Company”, we are referring to RBB Bancorp and its consolidated subsidiaries including the Bank and RAM, collectively. When we refer to the “parent company”, “Bancorp”, or the “holding company”, we are referring to RBB Bancorp, the parent company, on a stand-alone basis.
At September 30, 2026, we had total assets of $4.3 billion, total loans of $3.4 billion, total deposits of $3.4 billion and total shareholders' equity of $534.2 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB”.
The Bank provides business-banking products and services predominantly to Asian-centric communities through 24 full service branches located in Los Angeles County, Orange County and Ventura County in California, Las Vegas (Nevada), the New York City metropolitan area, Chicago (Illinois), Edison (New Jersey) and Honolulu (Hawaii) and a loan production office located in the San Francisco Bay area. The products and services include commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance and a full range of depository accounts, including specialized services such as remote deposit, E-banking, mobile banking and treasury management services. Our primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals.
We operate as a minority depository institution (“MDI”), which is defined by the Federal Deposit Insurance Corporation (“FDIC”) as a federally insured depository institution where 51% or more of the voting stock is owned by minority individuals or a majority of the board of directors is minority and the community that the institution serves is predominantly minority. An MDI is eligible to receive support from the FDIC and other federal regulatory agencies such as training, technical assistance and review of proposed new deposit taking and lending programs, and the adoption of applicable policies and procedures governing such programs. We expect to continue to meet the criteria for MDI designation and intend to maintain our MDI designation, which has been historically beneficial to us. We continue to use the program for technical assistance.
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
NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements and notes thereto of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for Form 10-Q and conform to practices within the banking industry and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. The accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which are necessary for a fair presentation of financial results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income or shareholders’ equity. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our “2025 Annual Report”).
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
Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements were compiled in accordance with the accounting policies set forth in “Note 2 – Basis of Presentation and Summary of Significant Accounting Policies” in our consolidated financial statements as of and for the year ended December 31, 2025, included in our 2025 Annual Report. The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASU” or “Update”) to amend Accounting Standards Codification (“ASC”), which is the primary source of GAAP. We have not made any changes to our significant accounting policies from those disclosed in our 2025 Annual Report.
Recent Accounting Pronouncements
Accounting standards adopted in 2026
In November of 2025, the FASB issued ASU 2025-08, Financial Instruments-Credit Losses (Topic 326) – Purchased Loans. Under the guidance that currently exists in ASC Topic 326, purchased loans are initially recorded at fair value, and an allowance for expected credit losses is separately recognized in accordance with Topic 326. If a financial asset acquired has a “more-than-insignificant” deterioration of credit quality since its origination, it is accounted for as a purchased financial asset with credit deterioration ("PCD") using a “gross-up approach.” The gross-up approach requires recognition of an allowance for credit losses ("ACL") for the estimate of credit losses at the acquisition date. The ACL is recorded with an offsetting gross-up adjustment to the purchase price of the acquired financial asset. If a financial asset acquired does not have “more-than-insignificant” deterioration of credit quality since its origination ("non-PCD"), the ACL is recognized with a corresponding charge to credit loss expense. The amendments in this ASU expand the population of acquired financial assets subject to the gross-up approach in Topic 326. In accordance with the amendments in this ASU, loans acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. All non-PCD loans that are acquired in a business combination are deemed seasoned. Other non-PCD loans are seasoned if they were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments in this ASU should be applied prospectively to loans that are acquired on or after the initial application date. The Company early adopted this guidance, effective January 1, 2026. After adoption, the Company applied the gross-up approach to recording an ACL for purchased seasoned loans. The adoption had no material impact on the Company’s consolidated financial statements.
Accounting standards recently issued and not yet effective
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements. This pronouncement amends the FASB Accounting Standards Codification to reflect updates and simplifications to certain disclosure requirements referred to the FASB by the SEC in 2018, including disclosures for the statement of cash flows, earnings per share, commitments, debt and equity instruments, and certain industry information, among other things. Each amendment is effective when the related disclosure is effectively removed from Regulations S-X or S-K; early adoption is prohibited. All amendments should be applied prospectively. If the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K by June 30, 2027, the pending amendments will be removed and will not become effective for any entity. Adoption of ASU 2023-06 is not expected to have a material impact on the Company's consolidated financial statements.
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
NOTE 3 - INVESTMENT SECURITIES
Our investment portfolio is comprised primarily of U.S. government and SBA agency securities, mortgage-backed securities ("MBS") backed by government-sponsored entities, collateralized mortgage obligations ("CMO"), commercial paper, and municipal tax-exempt securities. The following table summarizes the amortized cost and fair value of investment securities available for sale (“AFS”) and held to maturity (“HTM”) and the corresponding amounts of gross unrealized gains and losses as of the dates indicated:

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale	(dollars in thousands)
Government agency securities	$18,725	$12	$(561)	$18,176
SBA agency securities	19,437	9	(915)	18,531
MBS: Residential	95,306	—	(8,732)	86,574
MBS: Commercial	10,003	—	(67)	9,936
CMO: Residential	114,623	13	(12,195)	102,441
CMO: Commercial	76,949	116	(2,536)	74,529
Commercial paper	39,722	—	(23)	39,699
Corporate debt securities	24,595	14	(1,518)	23,091
Municipal tax-exempt securities	12,541	—	(4,174)	8,367
Total available for sale	$411,901	$164	$(30,721)	$381,344

Held to maturity
Municipal tax-exempt securities	$4,179	$—	$(376)	$3,803
Total held to maturity	$4,179	$—	$(376)	$3,803

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale	(dollars in thousands)
Government agency securities	$22,850	$34	$(179)	$22,705
SBA agency securities	21,326	90	(236)	21,180
MBS: Residential	91,049	634	(4,505)	87,178
MBS: Commercial	5,010	—	(33)	4,977
CMO: Residential	120,475	760	(8,740)	112,495
CMO: Commercial	102,755	183	(2,161)	100,777
Commercial paper	19,948	—	—	19,948
Corporate debt securities	30,165	75	(1,811)	28,429
Municipal tax-exempt securities	12,567	—	(3,052)	9,515
Total available for sale	$426,145	$1,776	$(20,717)	$407,204

Held to maturity
Municipal tax-exempt securities	$4,184	$—	$(81)	$4,103
Total held to maturity	$4,184	$—	$(81)	$4,103
At September 30, 2026 and December 31, 2025, investment securities with a fair value of $45.9 million and $48.7 million were pledged to secure certificates of deposit from the State of California. One security with a fair value of $27,000 and $36,000 at September 30, 2026 and December 31, 2025 was pledged to secure a local agency deposit.
There were no sales of investment securities during the three and nine months ended September 30, 2026 and 2025.
Accrued interest receivable for investment securities at September 30, 2026 and December 31, 2025 totaled $1.5 million and $1.6 million.
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

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
September 30, 2026	(dollars in thousands)
Government agency securities	$658	$650	$8,409	$8,292	$9,658	$9,234	$—	$—	$18,725	$18,176
SBA agency securities	—	—	6,134	5,765	13,303	12,766	—	—	19,437	18,531
MBS: Residential	—	—	19,717	18,894	75,589	67,680	—	—	95,306	86,574
MBS: Commercial	4,993	4,947	5,010	4,989	—	—	—	—	10,003	9,936
CMO: Residential	610	604	71,511	68,630	42,502	33,207	—	—	114,623	102,441
CMO: Commercial	3,430	3,358	31,366	30,797	42,153	40,374	—	—	76,949	74,529
Commercial paper	39,722	39,699	—	—	—	—	—	—	39,722	39,699
Corporate debt securities	2,003	1,999	11,371	10,948	7,650	7,434	3,571	2,710	24,595	23,091
Municipal tax-exempt securities	—	—	—	—	1,077	820	11,464	7,547	12,541	8,367
Total AFS	$51,416	$51,257	$153,518	$148,315	$191,932	$171,515	$15,035	$10,257	$411,901	$381,344

Municipal tax-exempt securities	$—	$—	$1,741	$1,633	$2,438	$2,170	$—	$—	$4,179	$3,803
Total HTM	$—	$—	$1,741	$1,633	$2,438	$2,170	$—	$—	$4,179	$3,803

December 31, 2025
Government agency securities	$65	$65	$22,785	$22,640	$—	$—	$—	$—	$22,850	$22,705
SBA agency securities	—	—	6,496	6,456	14,830	14,724	—	—	21,326	21,180
MBS: Residential	—	—	26,636	26,537	64,413	60,641	—	—	91,049	87,178
MBS: Commercial	—	—	5,010	4,977	—	—	—	—	5,010	4,977
CMO: Residential	6,198	6,248	68,422	68,100	45,855	38,147	—	—	120,475	112,495
CMO: Commercial	6,629	6,591	51,805	51,365	44,321	42,821	—	—	102,755	100,777
Commercial paper	19,948	19,948	—	—	—	—	—	—	19,948	19,948
Corporate debt securities	4,022	4,006	8,903	8,733	14,650	13,756	2,590	1,934	30,165	28,429
Municipal tax-exempt securities	—	—	—	—	1,081	921	11,486	8,594	12,567	9,515
Total AFS	$36,862	$36,858	$190,057	$188,808	$185,150	$171,010	$14,076	$10,528	$426,145	$407,204

Municipal tax-exempt securities	$—	$—	$860	$857	$2,817	$2,742	$507	$504	$4,184	$4,103
Total HTM	$—	$—	$860	$857	$2,817	$2,742	$507	$504	$4,184	$4,103
The following tables show the fair value and gross unrealized losses of our investment securities, aggregated by investment category and the length of time individual securities have been in a continuous unrealized loss position, as of the dates indicated:

	Less than Twelve Months			Twelve Months or More			Total
	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances
September 30, 2026	(dollars in thousands)
Government agency securities	$9,883	$(433)	3	$4,497	$(128)	2	$14,380	$(561)	5
SBA agency securities	14,129	(659)	5	2,541	(256)	5	16,670	(915)	10
MBS: Residential	63,072	(3,125)	19	23,502	(5,607)	15	86,574	(8,732)	34
MBS: Commercial	9,936	(67)	2	—	—	—	9,936	(67)	2
CMO: Residential	51,325	(1,517)	15	45,203	(10,678)	23	96,528	(12,195)	38
CMO: Commercial	4,106	(21)	1	47,376	(2,515)	21	51,482	(2,536)	22
Commercial paper	24,705	(23)	4	—	—	—	24,705	(23)	4
Corporate debt securities	2,944	(56)	3	15,626	(1,462)	16	18,570	(1,518)	19
Municipal tax-exempt securities	—	—	—	8,367	(4,174)	11	8,367	(4,174)	11
Total AFS	$180,100	$(5,901)	52	$147,112	$(24,820)	93	$327,212	$(30,721)	145

Municipal tax-exempt securities	$1,521	$(109)	4	$2,282	$(267)	5	$3,803	$(376)	9
Total HTM	$1,521	$(109)	4	$2,282	$(267)	5	$3,803	$(376)	9

	Less than Twelve Months			Twelve Months or More			Total
	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances	Fair Value	Unrealized Losses	# of Issuances
December 31, 2025	(dollars in thousands)
Government agency securities	$1,749	$(6)	1	$6,572	$(173)	3	$8,321	$(179)	4
SBA agency securities	7,654	(93)	3	2,962	(143)	5	10,616	(236)	8
MBS: Residential	14,196	(91)	4	27,573	(4,414)	15	41,769	(4,505)	19
MBS: Commercial	4,977	(33)	1	—	—	—	4,977	(33)	1
CMO: Residential	3,130	(1)	1	53,195	(8,739)	24	56,325	(8,740)	25
CMO: Commercial	13,947	(31)	4	49,366	(2,130)	21	63,313	(2,161)	25
Corporate debt securities	—	—	—	22,577	(1,811)	24	22,577	(1,811)	24
Municipal tax-exempt securities	—	—	—	9,515	(3,052)	11	9,515	(3,052)	11
Total AFS	$45,653	$(255)	14	$171,760	$(20,462)	103	$217,413	$(20,717)	117

Municipal tax-exempt securities	$—	$—	—	$3,663	$(81)	8	$3,663	$(81)	8
Total HTM	$—	$—	—	$3,663	$(81)	8	$3,663	$(81)	8
The securities that were in an unrealized loss position at September 30, 2026 and December 31, 2025 were evaluated to determine whether the decline in fair value below the amortized cost basis resulted from a credit loss or other factors. We concluded that the unrealized losses were primarily attributed to yield curve movement. All SBA agency securities, mortgage-backed securities, and collateralized mortgage obligations are issued by government or government sponsored entities and have the support of the U.S. federal government. The issuers have not, to our knowledge, established any cause for default on these securities. We expect to recover the amortized cost basis of our securities and have no present intent to sell and do not expect to be required to sell securities that have declined below their cost before their anticipated recovery. As of September 30, 2026 and December 31, 2025, all of our HTM securities were rated “AA-” or above. Based on this evaluation, no ACL was recorded as of September 30, 2026 and December 31, 2025, against HTM or AFS securities, and there was no provision for credit losses recognized for the three months and nine months ended September 30, 2026 and 2025.
NOTE 4 - LOANS AND ALLOWANCE FOR CREDIT LOSSES
Our loan portfolio consists primarily of loans to borrowers within the greater Los Angeles metropolitan and San Francisco Bay area (California), the New York City metropolitan area, Chicago (Illinois), Las Vegas (Nevada), Edison (New Jersey) and Honolulu (Hawaii). Although we seek to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in our market area and, as a result, our loan and collateral portfolios are, to some degree, concentrated in those industries.
The following table presents the balances in our loans held for investment ("HFI") portfolio by loan segment and class as of the dates indicated:

	September 30, 2026	December 31, 2025
Loans HFI: (1)	(dollars in thousands)
Real Estate:
Single-family residential mortgages	$1,761,352	$1,655,382
Commercial real estate (2)	1,280,028	1,303,019
Construction and land development	154,620	155,464
Commercial:
Commercial and industrial	151,796	140,061
SBA	48,525	55,978
Other	2,893	4,397
Total loans HFI	$3,399,214	$3,314,301
Allowance for loan losses	(44,038)	(43,888)
Total loans HFI, net	$3,355,176	$3,270,413
(1)Net of premiums (discounts) on acquired loans and net deferred (fees) and costs on originated loans.

(2)Includes non-farm and non-residential real estate loans, multifamily residential loans and non-owner occupied single-family residential loans.
Accrued interest receivable on loans at September 30, 2026 and December 31, 2025 totaled $14.6 million and $14.3 million (included in "Accrued interest and other assets" in the consolidated balance sheets). At September 30, 2026 and December 31, 2025, loans with carrying values of $2.1 billion and $1.9 billion were pledged to secure advances from the Federal Home Loan Bank ("FHLB") for up to $1.6 billion and $1.4 billion, respectively. At September 30, 2026 and December 31, 2025, loans with carrying values of $86.0 million and $88.9 million were pledged to the Federal Reserve Bank of San Francisco ("FRBSF") Discount Window.
The ACL includes the allowance for loan losses ("ALL") and the reserve for unfunded commitments ("RUC") and is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated balance sheets. The RUC is included in "Accrued interest and other liabilities" on the consolidated balance sheets. The following table presents a summary of the changes in the ACL for the periods indicated:

	For the Three Months Ended
	September 30, 2026			June 30, 2026			September 30, 2025
	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses
	(dollars in thousands)
Beginning balance	$43,660	$407	$44,067	$43,666	$484	$44,150	$51,014	$629	$51,643
Provision for/(reversal of) credit losses	500	—	500	77	(77)	—	750	(125)	625
Charge-offs	(137)	—	(137)	(119)	—	(119)	(7,019)	—	(7,019)
Recoveries	15	—	15	36	—	36	147	—	147
Ending balance	$44,038	$407	$44,445	$43,660	$407	$44,067	$44,892	$504	$45,396

	For the Nine Months Ended September 30,
	2026			2025
	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses	Allowance for loan losses	Reserve for unfunded loan commitments	Allowance for credit losses
	(dollars in thousands)
Beginning balance	$43,888	$484	$44,372	$47,729	$729	$48,458
Provision for/(reversal of) credit losses	377	(77)	300	9,983	(225)	9,758
Charge-offs	(283)	—	(283)	(13,084)	—	(13,084)
Recoveries	56	—	56	264	—	264
Ending balance	$44,038	$407	$44,445	$44,892	$504	$45,396

The following tables present the balance and activity related to the ALL for loans HFI by loan portfolio segment and class for the periods presented.

	For the Three Months Ended September 30, 2026
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$21,766	$17,527	$1,954	$1,593	$689	$131	$43,660
Provision for/(reversal of) credit losses	4	293	79	132	(11)	3	500
Charge-offs	—	—	—	(107)	—	(30)	(137)
Recoveries	—	—	—	1	1	13	15
Ending balance	$21,770	$17,820	$2,033	$1,619	$679	$117	$44,038

	For the Three Months Ended June 30, 2026
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$21,988	$17,639	$1,446	$1,672	$769	$152	$43,666
(Reversal of)/provision for credit losses	(222)	(139)	508	23	(80)	(13)	77
Charge-offs	—	—	—	(102)	—	(17)	(119)
Recoveries	—	27	—	—	—	9	36
Ending balance	$21,766	$17,527	$1,954	$1,593	$689	$131	$43,660

	For the Three Months Ended September 30, 2025
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$19,106	$21,423	$7,971	$1,493	$791	$230	$51,014
Provision for/(reversal of) credit losses	2,737	(2,730)	312	393	19	19	750
Charge-offs	—	(21)	(6,929)	(4)	(11)	(54)	(7,019)
Recoveries	—	—	138	1	—	8	147
Ending balance	$21,843	$18,672	$1,492	$1,883	$799	$203	$44,892

	For the Nine Months Ended September 30, 2026
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$21,585	$18,162	$1,502	$1,647	$824	$168	$43,888
Provision for/(reversal of) credit losses	185	(369)	531	183	(144)	(9)	377
Charge-offs	—	—	—	(213)	(2)	(68)	(283)
Recoveries	—	27	—	2	1	26	56
Ending balance	$21,770	$17,820	$2,033	$1,619	$679	$117	$44,038

	For the Nine Months Ended September 30, 2025
	Single-family residential mortgages	Commercial real estate	Construction and land development	Commercial and industrial	SBA	Other	Total
Allowance for loan losses:	(dollars in thousands)
Beginning balance	$17,518	$21,879	$6,053	$1,339	$654	$286	$47,729
Provision for/(reversal of) credit losses	5,728	89	3,476	550	157	(17)	9,983
Charge-offs	(1,403)	(3,296)	(8,175)	(85)	(12)	(113)	(13,084)
Recoveries	—	—	138	79	—	47	264
Ending balance	$21,843	$18,672	$1,492	$1,883	$799	$203	$44,892
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
Special Mention -Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.
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

	Term Loan by Vintage
September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Single-family residential mortgages
Pass	$304,051	$303,418	$73,242	$112,094	$468,867	$496,655	$795	$—	$1,759,122
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	704	1,365	153	8	—	2,230
Doubtful	—	—	—	—	—	—	—	—	—
Total	$304,051	$303,418	$73,242	$112,798	$470,232	$496,808	$803	$—	$1,761,352
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial real estate
Pass	$143,959	$254,942	$139,000	$35,157	$379,213	$279,997	$—	$—	$1,232,268
Special mention	—	—	717	6,612	4,606	6,234	—	—	18,169
Substandard	—	—	4,197	—	2,241	23,153	—	—	29,591
Doubtful	—	—	—	—	—	—	—	—	—
Total	$143,959	$254,942	$143,914	$41,769	$386,060	$309,384	$—	$—	$1,280,028
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and land development
Pass	$12,327	$6,864	$38,682	$—	$44,554	$44,352	$—	$—	$146,779
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	7,841	—	—	7,841
Doubtful	—	—	—	—	—	—	—	—	—
Total	$12,327	$6,864	$38,682	$—	$44,554	$52,193	$—	$—	$154,620
YTD gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial:
Commercial and industrial
Pass	$1,547	$12,332	$40	$999	$817	$3,864	$121,319	$—	$140,918
Special mention	—	—	—	—	—	—	27	—	27
Substandard	6	401	3,900	1	37	4,709	1,797	—	10,851
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,553	$12,733	$3,940	$1,000	$854	$8,573	$123,143	$—	$151,796
YTD gross charge-offs	$4	$208	$1	$—	$—	$—	$—	$—	$213
SBA
Pass	$3,105	$7,527	$2,200	$1,208	$4,136	$17,404	$—	$—	$35,580
Special mention	—	—	—	349	5,783	—	—	—	6,132
Substandard	—	—	2,649	—	—	4,164	—	—	6,813
Doubtful	—	—	—	—	—	—	—	—	—
Total	$3,105	$7,527	$4,849	$1,557	$9,919	$21,568	$—	$—	$48,525
YTD gross charge-offs	$—	$—	$—	$—	$—	$2	$—	$—	$2
Other:
Pass	$—	$—	$—	$46	$238	$2,599	$10	$—	$2,893
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$46	$238	$2,599	$10	$—	$2,893
YTD gross charge-offs	$—	$—	$—	$—	$—	$68	$—	$—	$68
Total by risk rating:
Pass	$464,989	$585,083	$253,164	$149,504	$897,825	$844,871	$122,124	$—	$3,317,560
Special mention	—	—	717	6,961	10,389	6,234	27	—	24,328
Substandard	6	401	10,746	705	3,643	40,020	1,805	—	57,326
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$464,995	$585,484	$264,627	$157,170	$911,857	$891,125	$123,956	$—	$3,399,214
Total YTD gross charge-offs	$4	$208	$1	$—	$—	$70	$—	$—	$283

	Term Loan by Vintage
December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term During the Period	Total
Real estate:	(dollars in thousands)
Single-family residential mortgages
Pass	$369,196	$98,047	$122,104	$501,580	$209,318	$351,536	$978	$—	$1,652,759
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	679	1,944	—	—	—	—	2,623
Doubtful	—	—	—	—	—	—	—	—	—
Total	$369,196	$98,047	$122,783	$503,524	$209,318	$351,536	$978	$—	$1,655,382
YTD gross charge-offs	$1	$—	$—	$537	$174	$691	$—	$—	$1,403
Commercial real estate
Pass	$263,863	$171,328	$49,551	$395,493	$155,891	$228,915	$—	$—	$1,265,041
Special mention	—	—	—	4,300	668	8,281	—	—	13,249
Substandard	—	668	—	1,578	10,204	12,279	—	—	24,729
Doubtful	—	—	—	—	—	—	—	—	—
Total	$263,863	$171,996	$49,551	$401,371	$166,763	$249,475	$—	$—	$1,303,019
YTD gross charge-offs	$—	$—	$—	$—	$1,383	$3,296	$—	$—	$4,679
Construction and land development
Pass	$4,739	$28,059	$—	$42,440	$3,845	$45,000	$—	$—	$124,083
Special mention	—	3,387	—	—	—	—	—	—	3,387
Substandard	—	—	—	—	19,465	8,529	—	—	27,994
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,739	$31,446	$—	$42,440	$23,310	$53,529	$—	$—	$155,464
YTD gross charge-offs	$—	$—	$—	$1,246	$6,929	$—	$—	$—	$8,175
Commercial:
Commercial and industrial									—
Pass	$13,681	$55	$1,041	$892	$2,645	$5,839	$99,594	$—	$123,747
Special mention	—	—	—	—	—	—	2,247	—	2,247
Substandard	413	6,014	5	52	—	5,423	2,160	—	14,067
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,094	$6,069	$1,046	$944	$2,645	$11,262	$104,001	$—	$140,061
YTD gross charge-offs	$5	$6	$—	$—	$—	$77	$—	$—	$88
SBA
Pass	$14,433	$2,834	$1,283	$10,718	$9,655	$10,939	$—	$—	$49,862
Special mention	—	—	354	—	—	—	—	—	354
Substandard	—	2,271	—	—	481	3,010	—	—	5,762
Doubtful	—	—	—	—	—	—	—	—	—
Total	$14,433	$5,105	$1,637	$10,718	$10,136	$13,949	$—	$—	$55,978
YTD gross charge-offs	$—	$12	$—	$—	$—	$175	$—	$—	$187
Other:
Pass	$—	$—	$86	$630	$3,583	$86	$12	$—	$4,397
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total	$—	$—	$86	$630	$3,583	$86	$12	$—	$4,397
YTD gross charge-offs	$—	$—	$—	$—	$175	$5	$—	$—	$180
Total by risk rating:
Pass	$665,912	$300,323	$174,065	$951,753	$384,937	$642,315	$100,584	$—	$3,219,889
Special mention	—	3,387	354	4,300	668	8,281	2,247	—	19,237
Substandard	413	8,953	684	3,574	30,150	29,241	2,160	—	75,175
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$666,325	$312,663	$175,103	$959,627	$415,755	$679,837	$104,991	$—	$3,314,301
Total YTD gross charge-offs	$6	$18	$—	$1,783	$8,661	$4,244	$—	$—	$14,712

The following tables present the aging of the recorded investment in past due loans HFI, by loan segment and class, as of the dates indicated.

	Accruing Loans
September 30, 2026	30-59 Days	60-89 Days	90 Days or More	Total Past Due (1)	Nonaccrual Loans	Current	Total Loans HFI
Real estate:	(dollars in thousands)
Single-family residential mortgages (2)	$2,293	$2,057	$—	$4,350	$896	$1,756,106	$1,761,352
Commercial real estate	2,136	194	—	2,330	3,057	1,274,641	1,280,028
Construction and land development	—	—	—	—	7,841	146,779	154,620
Commercial:
Commercial and industrial	2	27	—	29	5,109	146,658	151,796
SBA	91	407	—	498	1,932	46,095	48,525
Other	22	—	—	22	—	2,871	2,893
Total	$4,544	$2,685	$—	$7,229	$18,835	$3,373,150	$3,399,214
(1)Past due loans exclude nonaccrual loans.
(2)Nonaccrual SFR mortgage loans include $153,000 of loans in the process of foreclosure.

	Accruing Loans
December 31, 2025	30-59 Days	60-89 Days	90 Days or More	Total Past Due (1)	Nonaccrual Loans	Current	Total Loans HFI
Real estate:	(dollars in thousands)
Single-family residential mortgages (2)	$5,140	$1,321	$—	$6,461	$2,143	$1,646,778	$1,655,382
Commercial real estate	284	204	—	488	8,158	1,294,373	1,303,019
Construction and land development	—	—	—	—	27,994	127,470	155,464
Commercial:
Commercial and industrial	1,277	—	—	1,277	5,116	133,668	140,061
SBA	—	542	—	542	1,221	54,215	55,978
Other	13	8	—	21	—	4,376	4,397
Total	$6,714	$2,075	$—	$8,789	$44,632	$3,260,880	$3,314,301
(1)Past due loans exclude nonaccrual loans.
(2)Nonaccrual SFR mortgage loans include $680,000 of loans in the process of foreclosure.

The following table presents the loans HFI on nonaccrual status and the balance of such loans with no ALL, by loan segment and class, as of the dates indicated:

	September 30, 2026		December 31, 2025
	Nonaccrual Loans with no ALL	Total Nonaccrual Loans	Nonaccrual Loans with no ALL	Total Nonaccrual Loans
Real estate:	(dollars in thousands)
Single-family residential mortgages	$896	$896	$2,143	$2,143
Commercial real estate	3,057	3,057	4,801	8,158
Construction and land development	7,841	7,841	27,994	27,994
Commercial:
Commercial and industrial	5,109	5,109	5,116	5,116
SBA	1,932	1,932	1,221	1,221
Total	$18,835	$18,835	$41,275	$44,632
The following tables present the amortized cost basis of individually evaluated collateral-dependent loans, by loan segment and class, and type of collateral which secures such loans as of the dates indicated.

	September 30, 2026
	Type of Collateral
Loan Class	Residential Real Estate	Commercial Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$896	$—	$—	$896
Commercial real estate	—	3,057	—	3,057
Construction and land development	—	7,841	—	7,841
Commercial:
Commercial and industrial	5,109	—	—	5,109
SBA	—	1,534	398	1,932
Total loans	$6,005	$12,432	$398	$18,835

	December 31, 2025
	Type of Collateral
Loan Class	Residential Real Estate	Commercial Real Estate	Business Assets	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$2,143	$—	$—	$2,143
Commercial real estate	—	8,158	—	8,158
Construction and land development	19,465	8,529	—	27,994
Commercial:
Commercial and industrial	5,116	—	—	5,116
SBA	—	1,136	85	1,221
Total loans	$26,724	$17,823	$85	$44,632
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
The following tables present loan modifications made to borrowers experiencing financial difficulty by type of modification for the periods indicated:

	Three Months Ended September 30, 2026
	Term Extension	Total Loan Modifications
Loan Class	Balance	Balance	% of Loan Class
	(dollars in thousands)
Commercial and industrial	$3,899	$3,899	2.57%
Total	$3,899	$3,899

	Nine Months Ended September 30, 2026
	Term Extension	Payment Deferral	Total Loan Modifications
	Balance	Balance	Balance	% of Loan Class
	(dollars in thousands)
Commercial real estate	$663	$—	$663	0.05%
Commercial and industrial	3,899	—	3,899	2.57%
SBA	—	637	637	1.31%
Total	$4,562	$637	$5,199

	Three Months Ended September 30, 2025
	Payment Deferral	Total Loan Modifications
	Balance	Balance	% of Loan Class
	(dollars in thousands)
Commercial real estate	$4,872	$4,872	0.38%
SBA	410	410	0.76%
Total	$5,282	$5,282

	Nine Months Ended September 30, 2025
	Payment Deferral	Combination - Rate Reduction and Term Modification	Combination - Principal Reduction, Rate Reduction and Term Modification	Total Loan Modifications
	Balance	Balance	Balance	Balance	% of Loan Class
	(dollars in thousands)
Commercial real estate	$4,872	$—	$3,532	$8,404	0.65%
Commercial and industrial	—	4,709	—	4,709	3.21%
SBA	410	—	—	410	0.76%
Total	$5,282	$4,709	$3,532	$13,523
At September 30, 2026 and December 31, 2025, we had no commitments to lend to borrowers experiencing financial difficulty whose loans were modified during the period. We closely monitor the performance of loans modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following tables present the payment status of loans that were modified during the preceding 12 month period, by loan class, as of the dates indicated.

	September 30, 2026
Loan Class	Current	30-89 Days Past Due	90 Days or More Past Due	Total
	(dollars in thousands)
Commercial real estate	$663	$—	$—	$663
Commercial and industrial	3,899	—	—	3,899
SBA	637	—	—	637
Total	$5,199	$—	$—	$5,199

	September 30, 2025
Loan Class	Current	30-89 Days Past Due	90 Days or More Past Due	Total
	(dollars in thousands)
Construction and land development	$—	$—	$28,222	$28,222
Commercial real estate	18,607	—	—	18,607
Commercial and industrial	4,708	—	—	4,708
SBA	410	—	—	410
Total	$23,725	$—	$28,222	$51,947
For the loans modified to borrowers experiencing financial difficulty during the 12 months prior to September 30, 2026, no loans had a payment default of their modified terms in the three months ended September 30, 2026, and one SBA loan with a balance of $127,000 had a payment default of their modified terms in the nine months ended September 30, 2026. For the loans modified to borrowers experiencing financial difficulty during the 12 months prior to September 30, 2025, two construction and land development loans totaling $28.2 million had a payment default of their modified terms in the three and nine months ended September 30, 2025.

NOTE 5 - LOAN SERVICING
The loans being serviced for others are not reported as assets in our consolidated balance sheets. The table below presents the underlying principal balances of the loans serviced for others, by loan portfolio segment, as of the dates indicated:

Loans serviced for others:	September 30, 2026	December 31, 2025
	(dollars in thousands)
Single-family residential mortgage	$746,083	$833,704
SBA	96,642	90,364
Construction and land development	9,742	9,018
Commercial real estate	2,392	2,420
Servicing income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing assets is net against loan servicing income. Loan servicing income, net of amortization, totaled $525,000, $533,000, and $564,000 for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, and $1.6 million and $1.7 million for the nine months ended September 30, 2026 and 2025.
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
The table below presents the activity in the servicing assets for the periods indicated:

	Three Months Ended
	September 30, 2026		June 30, 2026		September 30, 2025
	Mortgage Loans	SBA Loans	Mortgage Loans	SBA Loans	Mortgage Loans	SBA Loans
Servicing assets:	(dollars in thousands)
Beginning of period	$4,537	$1,327	$4,567	$1,267	$5,183	$1,299
Additions	18	10	174	101	37	13
Payoffs	(81)	—	(58)	(22)	(94)	(1)
Amortization	(148)	(19)	(146)	(19)	(151)	(34)
End of period	$4,326	$1,318	$4,537	$1,327	$4,975	$1,277

	Nine Months Ended
	September 30, 2026		September 30, 2025
	Mortgage Loans	SBA Loans	Mortgage Loans	SBA Loans
Servicing assets:	(dollars in thousands)
Beginning of period	$4,761	$1,280	$5,656	$1,329
Additions	229	159	66	90
Payoffs	(207)	(60)	(273)	(21)
Amortization	(457)	(61)	(474)	(121)
End of period	$4,326	$1,318	$4,975	$1,277
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
The fair value of servicing assets for mortgage loans was $9.8 million and $9.7 million as of September 30, 2026 and December 31, 2025. The fair value at September 30, 2026 was determined using an average discount rate of 10.03%, average prepayment speed of 7.72%, depending on the stratification of the specific right, and a weighted-average default rate of 0.10%. The fair value at December 31, 2025 was determined using an average discount rate of 10.09%, average prepayment speed of 7.93%, depending on the stratification of the specific right, and a weighted-average default rate of 0.11%.
The fair value of servicing assets for SBA loans was $1.9 million and $1.8 million as of September 30, 2026 and December 31, 2025. The fair value at September 30, 2026 was determined using an average discount rate of 8.5%, average prepayment speed of 25%, depending on the stratification of the specific right, and a weighted-average default rate of 1.26%. The fair value at December 31, 2025 was determined using an average discount rate of 8.5%, average prepayment speed of 27%, depending on the stratification of the specific right, and a weighted-average default rate of 1.13%.
NOTE 6 - GOODWILL AND INTANGIBLES
Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill resulting from whole bank and branch acquisitions is tested for impairment at least annually during the fourth quarter of each year, and more frequently, if events or circumstances indicate the value of goodwill may be impaired. We completed our most recent evaluation of goodwill as of October 1, 2025 and determined that no goodwill impairment existed. Goodwill totaled $71.5 million at both September 30, 2026 and December 31, 2025 and is the only intangible asset with an indefinite life on our consolidated balance sheets. There were no triggering events during 2026 that caused management to evaluate goodwill for impairment as of September 30, 2026.
Other intangible assets also include core deposit intangible (“CDI”) assets which arise from acquiring deposit bases through whole bank and branch acquisitions. CDI assets are amortized on an accelerated method over their estimated useful life of 8 to 10 years. The unamortized balance (included in “Accrued interest and other assets” in the consolidated balance sheets) at September 30, 2026 and December 31, 2025 was $1.0 million and $1.3 million. CDI amortization expense was $126,000, $127,000, and $172,000 for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, and $387,000 and $516,000 for the nine months ended September 30, 2026 and 2025.
Estimated CDI amortization expense for future years is as follows:

As of September 30, 2026:	CDI Amortization Expense
(dollars in thousands)
Remainder of 2026	$114
2027	417
2028	297
2029	64
2030	33
Thereafter	26
Total	$951

NOTE 7 - ACCRUED INTEREST AND OTHER ASSETS
The following table presents the detail of our accrued interest receivable and other assets as of the dates indicated:

	As of September 30, 2026	As of December 31, 2025
	(dollars in thousands)
CRA and other equity investments	$36,133	$26,086
Other real estate owned ("OREO")	19,820	8,830
Accrued interest receivable	16,608	16,230
LIHTC investments	15,237	16,997
Servicing assets (1)	5,644	6,041
Prepaid assets	3,265	2,915
Core deposit intangibles (2)	951	1,338
Other assets	2,629	4,206
Total accrued interest and other assets	$100,287	$82,643
(1)See Note 5 - Loan Servicing for additional information.
(2)See Note 6 - Goodwill and Intangibles for additional information.
CRA and other equity investments
The Company has several Community Reinvestment Act ("CRA") equity investments, other bank stocks, and other equity investments which totaled $36.1 million and $26.1 million as of September 30, 2026 and December 31, 2025. We may receive recurring interest and dividend income on these investments (included in "Interest and dividend income" in the consolidated statements of income). We may also receive capital gain distributions (included in "Other income" in the consolidated statements of income"). There were no significant gains or losses on these investments during the three and nine months ended September 30, 2026 and 2025. On a quarterly basis, we review our equity investments for impairment. No impairments were recorded during the three and nine months ended September 30, 2026 and 2025.
Other Real Estate Owned ("OREO")
The balance of OREO increased to $19.8 million at September 30, 2026, compared to $8.8 million at December 31, 2025. One nonperforming construction loan was transferred to OREO in the second quarter of 2026 and has a carrying value of $19.8 million at September 30, 2026. The OREO properties at December 31, 2025 were sold in 2026 and resulted in net gains of $669,000 for the nine months ended September 30, 2026.
Low-Income Housing Tax Credit investments ("LIHTC")
The Bank invests as a limited partner in LIHTC investments that operate qualified affordable housing projects which generate tax benefits, including federal low-income housing tax credits. These investments are accounted for under the proportional amortization method and totaled $15.2 million and $17.0 million at September 30, 2026 and December 31, 2025. Total unfunded commitments related to these investments totaled $7.3 million at September 30, 2026 and $10.0 million at December 31, 2025 and are included in accrued interest and other liabilities on the consolidated balance sheets. We expect to fulfill these commitments between 2026 and 2041.
We recognized tax credits from LIHTC investments totaling $520,000, $520,000, and $456,000 during the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, and $1.6 million and $1.4 million during the nine months ended September 30, 2026 and 2025. The amortization of these investments was included within income tax expense as an offset to such tax credits. We recognized amortization expense of $586,000, $587,000, and $572,000 during the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, and $1.8 million and $1.5 million during the nine months ended September 30, 2026 and 2025. We had no impairment losses during each of the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, or the nine months ended September 30, 2026 and 2025.

NOTE 8 - DEPOSITS
At September 30, 2026, the scheduled maturities of time deposits are as follows:

	$250,000 and under	Greater than $250,000	Total
At September 30, 2026	(dollars in thousands)
Remainder of 2026	$317,137	$406,615	$723,752
2027	434,815	437,686	872,501
2028	2,727	965	3,692
2029	449	—	449
2030 and thereafter	381	—	381
Total	$755,509	$845,266	$1,600,775
Time deposits include deposits acquired through both retail and wholesale channels. Wholesale channels include brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services. Wholesale time deposits totaled $61.5 million at September 30, 2026 and $225.7 million at December 31, 2025. Brokered time deposits were $770,000 at September 30, 2026 and $145.5 million at December 31, 2025. Collateralized deposits from the State of California totaled $40.0 million at both September 30, 2026 and at December 31, 2025. Time deposits acquired through internet listing services totaled $20.7 million at September 30, 2026 and $40.2 million at December 31, 2025.
In addition, we offer retail deposit products where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC insurance limit through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs. Time deposits held through the CDARS program were $136.0 million at September 30, 2026 and $128.3 million at December 31, 2025. ICS deposits totaled $148.7 million at September 30, 2026 and $156.3 million at December 31, 2025.
NOTE 9 - LONG-TERM DEBT
At September 30, 2026, the Company's long-term debt consisted of $80.0 million of fixed-to-floating rate subordinated notes, with an April 1, 2031 maturity date (the "Notes"). The interest rate was fixed at 4.00% through March 31, 2026, and now resets quarterly to a rate of three-month Secured Overnight Financing Rate ("SOFR") plus 329 basis points starting April 1, 2026. The rate was set at 6.98% as of April 1, 2026, 7.02% as of July 1, 2026, and 7.39% as of October 1, 2026. The Notes may be included in Tier 2 capital with certain limitations applicable under current regulatory guidelines, and such amount is discounted as the Notes approach maturity. The amount of the Notes included in Tier 2 capital was $64.0 million at September 30, 2026, and $120.0 million at December 31, 2025. The Notes became redeemable at par beginning April 1, 2026, and on July 1, 2026, the Company redeemed $40.0 million at par plus accrued interest.
We recognized interest expense on the Notes of $1.4 million, $2.1 million, and $1.2 million for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, and $4.8 million and $3.6 million for the nine months ended September 30, 2026 and 2025. We also recorded debt issuance cost amortization expense of $0, $0 and $96,000 for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, and $89,000 and $286,000 for the nine months ended September 30, 2026 and 2025. We were in compliance with all covenants for the Notes as of September 30, 2026.
NOTE 10 - SUBORDINATED DEBENTURES
Subordinated debentures issued in connection with three separate trust preferred securities totaled $15.5 million and $15.4 million as of September 30, 2026 and December 31, 2025. Pursuant to the terms of our subordinated debentures, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the subordinated debentures. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The subordinated debentures may be included in Tier 1 capital (with certain limitations applicable) under current regulatory guidelines and interpretations. We may redeem the subordinated debentures, subject to prior approval by the Board of Governors of the Federal Reserve System at 100% of

the principal amount, plus accrued and unpaid interest. These subordinated debentures consist of the following at September 30, 2026 and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	Effective Stated Rate	Stated Maturity
Subordinated debentures:	(dollars in thousands)
TFC Trust	12/22/2006	$5,155	$941	$4,214	Three-month CME Term SOFR plus 0.26% plus 1.65%	5.81%	3/15/2037
FAIC Trust	12/15/2004	7,217	630	6,587	Three-month CME Term SOFR plus 0.26% plus 2.25%	6.41%	12/15/2034
PGBH Trust	12/15/2004	5,155	418	4,737	Three-month CME Term SOFR plus 0.26% plus 2.10%	6.26%	12/15/2034
Total		$17,527	$1,989	$15,538
In 2016, we acquired TFC Statutory Trust (the “TFC Trust”) through the acquisition of Tomato Bank and its holding company, TFC Holding Company. At the close of this acquisition, a $1.9 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $941,000 at September 30, 2026 and $1.0 million at December 31, 2025. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 5.81% as of September 30, 2026 and 5.63% at December 31, 2025.
In October 2018, we acquired First American International Statutory Trust I (“FAIC Trust”) through the acquisition of First American International Corp. (“FAIC”). At the close of this acquisition, a $1.2 million valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $630,000 at September 30, 2026 and $688,000 at December 31, 2025. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 6.41% as of September 30, 2026 and 6.23% at December 31, 2025.
In January 2020, we acquired Pacific Global Bank Trust I (“PGBH Trust”) through the acquisition of PGB Holdings, Inc. At the close of this acquisition, a $763,000 valuation reserve was recorded to arrive at its fair market value, which is treated as a yield adjustment and amortized over the life of the security. The unamortized valuation reserve was $418,000 at September 30, 2026 and $456,000 at December 31, 2025. The subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 6.26% as of September 30, 2026 and 6.08% at December 31, 2025.
We recognized interest expense on the subordinated debentures of $260,000, $255,000, and $285,000 for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, and $770,000 and $850,000 for the nine months ended September 30, 2026 and 2025. The aggregate amount of amortization expense was $55,000 for each of the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, and $165,000 for each of the nine months ended September 30, 2026 and 2025. We were in compliance with all covenants under the subordinated debentures as of September 30, 2026.
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
NOTE 11 - BORROWING ARRANGEMENTS
The Bank has established secured and unsecured lines of credit. The Bank may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF and other financial institutions as indicated below.

FHLB Secured Line of Credit and Advances. At September 30, 2026, the Bank had secured borrowing capacity with the FHLB of $1.6 billion collateralized by pledged residential and commercial loans with a carrying value of $2.1 billion. At September 30, 2026, the Bank had no overnight advances, $20.0 million in term advances, and $160.0 million of putable term advances. The weighted average rate of FHLB advances was 3.94% at September 30, 2026. The remaining secured borrowing capacity with the FHLB was $1.4 billion as of September 30, 2026.
The details of the FHLB term advances outstanding at September 30, 2026 are shown in Next Call Date order in the table below:

Advance Date	Amount	Rate	Call Structure	Next Call Date	Final Stated Maturity Date
	(dollars in thousands)
5/8/2025	$10,000	3.69%	N/A	N/A	5/10/2028
6/23/2025	10,000	3.64%	N/A	N/A	6/23/2028
8/27/2026	20,000	4.02%	One time call (1)	11/27/2026	8/27/2029
6/15/2026	10,000	3.84%	One time call (2)	12/15/2026	6/15/2029
6/15/2026	10,000	3.84%	One time call (2)	12/17/2026	6/17/2030
6/15/2026	20,000	3.94%	One time call (3)	6/15/2027	6/15/2029
6/24/2026	20,000	3.97%	One time call (3)	6/24/2027	6/24/2030
6/24/2026	20,000	4.01%	One time call (3)	6/25/2027	6/25/2029
7/01/2026	20,000	3.99%	One time call (3)	7/01/2027	7/01/2030
8/27/2026	20,000	3.96%	Quarterly call (3)	8/27/2027	8/27/2030
7/02/2026	20,000	4.10%	Quarterly call (4)	7/03/2028	7/03/2030
Total	$180,000	3.94%
(1)Call option by the FHLB after initial three month lock out.
(2)Call option by the FHLB after initial six month lock out.
(3)Call option by the FHLB after initial one year lock out.
(4)Call option by the FHLB after initial two year lock out.
FRB Secured Line of Credit. At September 30, 2026, the Bank had a secured borrowing capacity with the FRBSF of $68.5 million collateralized by pledged loans with a carrying value of $86.0 million.
Federal Funds Arrangements with Commercial Banks. At September 30, 2026, the Bank had established unsecured borrowing lines with other financial institutions totaling $97.0 million.
There were no amounts outstanding under any of the other borrowing arrangements above as of September 30, 2026, except the FHLB term advances of $180.0 million.
NOTE 12 - INCOME TAXES
The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
We recorded an income tax provision of $4.2 million, $3.9 million and $3.1 million, reflecting an effective tax rate of 24.9%, 28.0%, and 23.5% for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, and $12.5 million and $7.6 million, reflecting an effective tax rate of 26.9% and 25.9% for the nine months ended September 30, 2026 and 2025. The Company’s income tax expense results from domestic (federal) and state tax obligations since the Company has no foreign operations or foreign taxes for all periods presented.
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
We had the following financial commitments whose contractual amount represents credit risk, as of the dates indicated:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Commitments to make loans	$48,174	$41,635
Unused lines of credit	57,266	64,513
Commercial and similar letters of credit	169	2,389
Standby letters of credit	4,405	5,025
Total	$110,014	$113,562
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. We evaluate each client's creditworthiness on a case-by-case basis.
We record a liability for lifetime expected losses on off-balance-sheet credit exposure that does not fit the definition of unconditionally cancelable commitments in accordance with ASC 326, which we refer to as the reserve for unfunded loan commitments ("RUC"). We use the loss rate and exposure at default framework to estimate a RUC. Loss rates for the expected funded balances are determined based on the associated pooled loan analysis loss rate and the exposure at default is based on an estimated utilization given default. The RUC was $407,000 and $484,000 as of September 30, 2026 and December 31, 2025. We recorded a provision for unfunded loan commitments of $0, a reversal of provision for unfunded loan commitments of $77,000, and a reversal of provision for unfunded loan commitments of $125,000 for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025. We recorded a reversal of provision for unfunded loan commitments of $77,000 and $225,000 for the nine months ended September 30, 2026 and 2025.
In addition, we invest in Small Business Investment Company funds, other equity investments for CRA purposes and investments in fintech venture funds. Pursuant to these investments, we may commit to an investment amount to be fulfilled in future periods. These unfunded commitments are not on the Company's balance sheets and totaled $1.1 million as of September 30, 2026 and $1.6 million as of December 31, 2025.
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

Future minimum rent payments on our leases were as follows as of the date indicated:

As of September 30, 2026
(dollars in thousands)
Remainder of 2026	$1,035
2027	6,152
2028	5,191
2029	3,041
2030	2,683
Thereafter	6,240
Total future minimum lease payments	$24,342
Less: amount of payment representing interest	(1,829)
Total present value of lease payments	$22,513
The minimum rent payments shown above are given for the existing lease obligation and are not a forecast of future rental expense. Total rental expense, recognized on a straight-line basis, was $1.5 million for each of the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, and $4.4 million for each of the nine months ended September 30, 2026 and 2025. The Company received rental income of $131,000, $164,000 and $161,000 for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, and $452,000 and $478,000 for the nine months ended September 30, 2026 and 2025.
The following table presents the right-of-use (“ROU”) assets and lease liabilities recorded on our consolidated balance sheet, the weighted-average remaining lease terms and discount rates, as of the dates indicated:

	September 30, 2026	December 31, 2025
Operating Leases	(dollars in thousands)
ROU assets	$20,754	$23,026
Lease liabilities	22,513	24,800

Weighted-average remaining lease term (in years)	5.50	5.96
Weighted-average discount rate	3.51%	2.97%
NOTE 15 - RELATED PARTY TRANSACTIONS
There were no loans or outstanding loan commitments to any principal officers or directors, or any of their affiliates at September 30, 2026 and December 31, 2025.
Deposits from principal officers, directors, and their affiliates at September 30, 2026 and December 31, 2025 were $49.3 million and $73.0 million.
Certain directors and their affiliates owned $4.0 million of RBB's subordinated notes as of September 30, 2026 and $6.0 million at December 31, 2025.
NOTE 16 - STOCK-BASED COMPENSATION
Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan
The Amended and Restated RBB Bancorp 2017 Omnibus Stock Incentive Plan (the "Amended OSIP") was approved by our board of directors in January 2022 and approved by our shareholders in May 2022. The Amended OSIP was designed to ensure continued availability of equity awards that will assist us in attracting and retaining competent managerial personnel and rewarding key employees, directors and other service providers for high levels of performance. Pursuant to the Amended OSIP, our board of directors is permitted to grant awards to eligible persons, including employees and directors, in the form of qualified and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other incentive awards. We reserved up to 30% of issued and outstanding shares of common stock as of the date we adopted the Amended OSIP, or 3,848,341 shares. As of September 30, 2026, there were 778,136 shares of common stock available for issuance under the Amended OSIP. This represents 4.6% of the issued and outstanding shares of the Company’s common stock as of September 30, 2026. Awards vest, become exercisable and contain such other terms and conditions as determined by the board of directors and set forth in individual agreements with the eligible persons receiving the awards. The Amended OSIP enables the board of directors to set specific performance criteria that must be met before an award vests. The Amended OSIP allows for acceleration of vesting and exercise privileges of grants if a participant’s termination of employment is due to a change in control, death or total disability. If a participant’s job is terminated for cause, then all awards expire at the date of termination.
Stock Options
Compensation expense for stock options was $9,000 for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, and $28,000 and $35,000 for the nine months ended September 30, 2026 and 2025. Unrecognized stock-based compensation expense related to stock options was $45,000 as of September 30, 2026 and is expected to be recognized over the next 0.9 years.
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
The table below presents a summary of our stock options awards and activity as of and for the nine months ended September 30, 2026.

	Outstanding Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term in years	Aggregate Intrinsic Value
	(dollars in thousands, except for per share data)
Outstanding at beginning of year	151,000	$18.37
Exercised	(62,500)	18.32
Forfeited/cancelled	(2,000)	18.32
Outstanding at end of period	86,500	$18.42	4.51	$659

Options exercisable	74,500	$17.97	4.23	$600
The total fair value of the options vested was $0 and $63,000 during the nine months ended September 30, 2026 and 2025. Unvested stock options totaled 12,000 with a weighted average grant date fair value of $6.16 as of September 30, 2026 and December 31, 2025.
For the nine months ended September 30, 2026, the cash received from the exercise of stock options was $1.1 million with an intrinsic value of $416,000. For the nine months ended September 30, 2025, the cash received from the exercise of stock options was $171,000 with an intrinsic value of $1,000.
Restricted Stock Units
We award time-based restricted stock units (“TRSUs”) and performance-based restricted stock units (“PRSUs”), which we also refer to collectively as restricted stock units (“RSUs”). The PRSUs are subject to pre-established performance metrics, which may also include a market condition, that will be measured in the future and subject to oversight and approval by the Board of Director’s Compensation Committee. The TRSUs have original lives ranging from 1 to 4 years, or may vest immediately, and PRSUs have an original life of 3 years. The RSUs granted during the nine months ended September 30, 2026 included 10,675 PRSUs with a performance metric subject to a market condition and grant date fair value per share of $24.08.

The following table presents RSUs activity during the nine months ended September 30, 2026.

	RSUs	Weighted-Average Grant Date Fair Value Per Share
Outstanding at beginning of year	191,091	$16.66
Granted (1)	104,925	23.71
Vested (1)	(76,861)	18.42
Forfeited/cancelled	(2,145)	16.07
Outstanding at end of period	217,010	$19.45
(1)Includes 15,832 RSUs awarded to members of the Board of Directors, which immediately vested.
The recorded compensation expense for RSUs was $391,000, $478,000 and $262,000 for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, and $1.1 million and $1.0 million for the nine months ended September 30, 2026 and 2025. As of September 30, 2026, unrecognized stock-based compensation expense related to RSUs totaled $3.2 million and is expected to be recognized over the next 2.5 years.
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
Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At September 30, 2026, the Company and the Bank were in compliance with the capital conservation buffer requirements. If the capital adequacy minimum ratios plus the conservation buffer amount exceed actual risk-weighted capital ratios, then dividends, share buybacks, and discretionary bonuses to executives could be limited in amount.
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total, Tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, we have elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Management believes, at September 30, 2026 and December 31, 2025, we satisfied all capital adequacy requirements to which we were subject.

The following tables set forth the Company's consolidated and the Bank’s capital amounts and ratios and the related regulatory requirements as of the dates indicated:

			Amount of Capital Required

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of September 30, 2026:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$498,361	11.82%	$168,647	4.0%	$210,809	5.0%
Bank	534,830	12.71%	168,378	4.0%	210,473	5.0%
Common Equity Tier 1 Risk-Based Capital Ratio
Consolidated	$483,289	17.87%	$121,682	4.5%	$175,763	6.5%
Bank	534,830	19.84%	121,318	4.5%	175,237	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$498,361	18.43%	$162,243	6.0%	$216,324	8.0%
Bank	534,830	19.84%	161,757	6.0%	215,676	8.0%
Total Risk-Based Capital Ratio
Consolidated	$596,293	22.05%	$216,324	8.0%	$270,405	10.0%
Bank	568,662	21.09%	215,676	8.0%	269,595	10.0%
(1)These ratios are exclusive of the 2.5% capital conservation buffer.

			Amount of Capital Required

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio (1)	Amount	Ratio
As of December 31, 2025:	(dollars in thousands)
Tier 1 Leverage Ratio
Consolidated	$479,047	11.60%	$165,193	4.0%	$206,491	5.0%
Bank	544,296	13.20%	164,965	4.0%	206,206	5.0%
Common Equity Tier 1 Risk Based Capital Ratio
Consolidated	$464,133	17.49%	$119,388	4.5%	$172,450	6.5%
Bank	544,296	20.57%	119,075	4.5%	171,998	6.5%
Tier 1 Risk-Based Capital Ratio
Consolidated	$479,047	18.06%	$159,184	6.0%	$212,246	8.0%
Bank	544,296	20.57%	158,767	6.0%	211,690	8.0%
Total Risk-Based Capital Ratio
Consolidated	$632,260	23.83%	$212,246	8.0%	$265,307	10.0%
Bank	577,512	21.82%	211,690	8.0%	264,612	10.0%
(1)These ratios are exclusive of the 2.5% capital conservation buffer.
The California Financial Code generally acts to prohibit banks from making a cash distribution to its shareholders in excess of the lesser of the bank's undivided profits or the bank's net income for its last three fiscal years less the amount of any distribution made by the bank to its shareholders during the same period, unless prior written approval by the California Department of Financial Protection and Innovation is obtained.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Securities
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
Assets and Liabilities Measured on a Non-Recurring Basis
Collateral-dependent individually evaluated loans
Collateral-dependent individually evaluated loans are carried at fair value when it is probable that we will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected selling costs.
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

Other Real Estate Owned ("OREO")
OREO (included in “Accrued interest and other assets” in the consolidated balance sheets) is initially recorded at fair value less estimated selling costs at the date of transfer. This amount becomes the property's new basis. Fair values are generally based on third party appraisals of the property and discounted by management to reflect estimated selling costs (Level 3).
Appraisals for OREO and collateral-dependent loans are performed by state licensed appraisers (for commercial properties) or state certified appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by us. We review the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry wide statistics for residential appraisals. We also consider the actual selling price of collateral that has been sold in recent periods to determine what additional adjustments, if any, should be made to the appraisal values to arrive at fair value. In determining the net realizable value of the underlying collateral for individually evaluated loans and OREO, we typically apply a discount of 6% to 10% of the collateral value to cover market price fluctuations and estimated selling costs that may be incurred in the event of foreclosure. Generally, if the existing appraisal is older than twelve months for OREO or collateral-dependent loans, a new appraisal report is ordered.
The following table presents our financial assets and liabilities measured at fair value on a recurring basis or on a non-recurring basis as of the dates indicated:

	Fair Value Measurements Using:
September 30, 2026	Level 1	Level 2	Level 3	Total
Assets measured at fair value:	(dollars in thousands)
On a recurring basis:
Securities available for sale:
Government agency securities	$—	$18,176	$—	$18,176
SBA agency securities	—	18,531	—	18,531
Mortgage-backed securities	—	96,510	—	96,510
Collateralized mortgage obligations	—	176,970	—	176,970
Commercial paper	—	39,699	—	39,699
Corporate debt securities	—	23,091	—	23,091
Municipal securities	—	8,367	—	8,367
	$—	$381,344	$—	$381,344
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Commercial real estate loans	$—	$—	$3,057	$3,057
Commercial and industrial loans	—	—	4,708	4,708
SBA loans	—	—	883	883
Other real estate owned (1)	—	—	19,820	19,820
	$—	$—	$28,468	$28,468
(1)Included in “Accrued interest and other assets” on the consolidated balance sheets.

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
On a recurring basis:
Securities available for sale:
Government agency securities	$—	$22,705	$—	$22,705
SBA agency securities	—	21,180	—	21,180
Mortgage-backed securities	—	92,155	—	92,155
Collateralized mortgage obligations	—	213,272	—	213,272
Commercial paper	—	19,948	—	19,948
Corporate debt securities	—	28,429	—	28,429
Municipal securities	—	9,515	—	9,515
Forward mortgage loan sale contracts (1)	—	—	11	11
	$—	$407,204	$11	$407,215
On a non-recurring basis:
Collateral dependent individually evaluated loans:
Commercial real estate loans	$—	$—	$3,071	$3,071
Construction and land development loans	—	—	19,465	19,465
Commercial and industrial loans	—	—	4,708	4,708
Other real estate owned (1)	—	—	8,830	8,830
	$—	$—	$36,074	$36,074
(1)Included in “Accrued interest and other assets” on the consolidated balance sheets.
The fair value of assets evaluated on a non-recurring basis is based on third party appraisals, including adjustments to comparable market data as summarized in the table below.

September 30, 2026	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (1)
Collateral dependent loans:	(dollars in thousands)
Commercial real estate loans	$3,057	Market approach	Adjustments	(41)% to 4%
Commercial and industrial loans	4,708	Market approach	Adjustments	(4)% to 26%
SBA loans	883	Market approach	Adjustments	0% to 22%
Other Real Estate Owned (2)	19,820	Market approach	Adjustments	6% to 26%
Total	$28,468
(1)Represents the minimum and maximum range of adjustments made by appraisers for differences in comparable sales.
(2)Included in “Accrued interest and other assets” on the consolidated balance sheets.

December 31, 2025	Fair Value	Valuation Techniques	Unobservable Input(s)	Range (1)
Collateral dependent loans:	(dollars in thousands)
Commercial real estate loans	$3,071	Market approach	Adjustments	(41)% to 4%
Construction and land development loans	19,465	Market approach	Adjustments	9% to 23%
Commercial and industrial loans	4,708	Market approach	Adjustments	(20)% to 20%
Other Real Estate Owned(2)	8,830	Market approach	Adjustments	(10)% to 21%
Total	$36,074
(1)Represents the minimum and maximum range of adjustments made by appraisers for differences in comparable sales.
(2)Included in "Accrued interest and other assets" on the consolidated balance sheets.

The fair value hierarchy level and estimated fair value of significant financial instruments as of the dates indicated are summarized as follows:

		September 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	Level 1	$190,290	$190,290	$212,317	$212,317
Interest-earning deposits in other financial institutions	Level 1	600	600	600	600
Investment securities – AFS	Level 2	381,344	381,344	407,204	407,204
Investment securities – HTM	Level 2	4,179	3,803	4,184	4,103
Loans held for sale	Level 2	—	—	2,067	2,067
Loans, net	Level 3	3,355,176	3,304,069	3,270,413	3,221,797
Equity securities (1)	Level 3	36,133	36,133	26,086	26,086
Investment in FHLB stock	Level 2	15,000	15,000	15,000	15,000
Servicing assets (1)	Level 3	5,644	11,644	6,041	11,521
Accrued interest receivable (1)	Level 1/2/3	16,608	16,608	16,230	16,230

		Notional	Fair	Notional	Fair
		Value	Value	Value	Value
Derivative Assets:
Forward mortgage loan sale contracts (1)	Level 3	$—	$—	$515	$11

		Carrying	Fair	Carrying	Fair
Financial Liabilities:		Value	Value	Value	Value
Deposits	Level 2	$3,395,280	$3,391,247	$3,350,398	$3,350,982
FHLB advances	Level 3	180,000	173,992	130,000	129,198
Long-term debt	Level 3	80,000	79,663	119,911	114,691
Subordinated debentures	Level 3	15,538	15,308	15,375	15,227
Accrued interest payable (2)	Level 2/3	5,460	5,460	7,960	7,960
(1)Included in “Accrued interest and other assets” on the consolidated balance sheets.
(2)Included in “Accrued interest and other liabilities” on the consolidated balance sheets.

NOTE 19 - EARNINGS PER SHARE
The following is a reconciliation of net income and shares outstanding to the net income and number of shares used to compute earnings per share (“EPS”) for the periods indicated:

	For the Three Months Ended
	September 30, 2026		June 30, 2026		September 30, 2025
	Income	Shares	Income	Shares	Income	Shares
	(dollars in thousands except per share data)
Net income	$12,637		$10,140		$10,148
Shares outstanding		16,827,168		16,985,919		17,043,897
Impact of weighting shares		83,284		25,705		181,805
Used in basic EPS	12,637	16,910,452	10,140	17,011,624	10,148	17,225,702
Dilutive effect of outstanding stock options & RSUs		117,234		130,118		75,925
Used in dilutive EPS	$12,637	17,027,686	$10,140	17,141,742	$10,148	17,301,627

Basic earnings per common share	$0.75		$0.60		$0.59
Diluted earnings per common share	$0.74		$0.59		$0.59

	For the Nine Months Ended September 30,
	2026		2025
	Income	Shares	Income	Shares
	(dollars in thousands except per share data)
Net income	$34,077		$21,771
Shares outstanding		16,827,168		17,043,897
Impact of weighting shares		167,548		520,938
Used in basic EPS	34,077	16,994,716	21,771	17,564,835
Dilutive effect of outstanding stock options & RSUs		119,397		56,764
Used in dilutive EPS	$34,077	17,114,113	$21,771	17,621,599

Basic earnings per common share	$2.01		$1.24
Diluted earnings per common share	$1.99		$1.24
Options to purchase zero, 12,000, and 34,000 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, respectively, because their effect would have been anti-dilutive. Options to purchase 13,231 and 82,247 shares of common stock were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2026 and 2025, respectively, because their effect would have been anti-dilutive. There were 8,226, zero, and 2,300 anti-dilutive unvested RSUs outstanding for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025, and 2,772 and 6,786 anti-dilutive unvested RSUs outstanding for the nine months ended September 30, 2026 and 2025.

NOTE 20– REVENUE FROM CONTRACTS WITH CUSTOMERS
The following is a summary of revenue from contracts with customers that are in-scope and not in-scope under ASC Topic 606 for the periods indicated:

	For the Three Months Ended			For the Nine Months Ended September 30,
	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
Noninterest income, in scope	(dollars in thousands)
Fees and service charges on deposit accounts	$485	$505	$497	$1,471	$1,446
Other fees (1)	193	169	225	871	642
Other income (2)	625	599	602	1,775	1,730
(Loss)/gain on OREO	—	(221)	—	669	—
Total in-scope noninterest income	1,303	1,052	1,324	4,786	3,818
Noninterest income, not in scope (3)	3,802	1,966	1,969	7,588	10,248
Total noninterest income	$5,105	$3,018	$3,293	$12,374	$14,066
_______________________________
(1)Other fees consist primarily of wealth management fees, miscellaneous loan fees and postage/courier fees.
(2)Other income consists primarily of safe deposit box rental income, wire transfer fees, and interchange fees.
(3)Noninterest income outside the scope of ASC 606 consists primarily of net loan servicing income, letter of credit commissions, BOLI income, gains on sales of loans, other income from equity investments, recoveries on loans acquired in a business combination, a $2.7 million gain on building sale in the third quarter of 2026 and other grant income including the Employee Retention Credit of $5.2 million received in the second quarter of 2025.
The major revenue streams by fee type that are within the scope of ASC 606 presented in the above tables are described in additional detail below:
Fees and Service Charges on Deposit Accounts
Fees and service charges on deposit accounts include charges for analysis, overdraft, cashier's check fees, ATM, and safe deposit activities executed by our deposit clients. Fees earned from our deposit clients are governed by contracts that provide for overall custody and access to deposited funds and other related services and can be terminated at will by either party; this includes fees from money service businesses. Fees received from deposit clients for the various deposit activities are recognized as revenue once the performance obligations are met. Periodic service charges are generally collected monthly directly from the customer’s deposit account, and at the end of a statement cycle, while transaction based service charges are typically collected at the time of or soon after the service is performed.
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

NOTE 21 - SEGMENT INFORMATION
Our reportable segments are determined by the Chief Executive Officer and Chief Financial Officer, who are each designated as a chief operating decision maker ("CODM"), based upon information provided by our products and services offered, primarily banking operations. The segments are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are aggregated if operating performance, products/services, and customers are similar. The CODM will evaluate the financial performance of our business components such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing our segment and in the determination of allocating resources. The CODM uses consolidated net income, total assets, total loans, and total deposits to benchmark us against our competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used to assess performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credit losses and payroll provide the significant expenses in the banking operation. All operations are domestic.
Segment performance is evaluated using consolidated net income, total assets, total loans, and total deposits. The following table presents information reported internally for performance assessment by the CODM for the dates indicated:

	For the Three Months Ended			For the Nine Months Ended September 30,
	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
Banking Segment	(dollars in thousands)
Interest and dividend income	$59,307	$57,159	$57,392	$173,269	$163,933

Reconciliation of revenue
Other revenues	5,105	3,018	3,293	12,374	14,066
Total consolidated revenues	$64,412	$60,177	$60,685	$185,643	$177,999

Less:
Interest expense	27,546	27,073	28,115	80,919	81,159
Segment net interest income and noninterest income	$36,866	$33,104	$32,570	$104,724	$96,840
Less:
Provision for credit losses	500	—	625	300	9,758
Salaries and benefits expense	11,467	11,045	10,600	33,773	32,323
Other segment items (1)	8,081	7,977	8,083	24,055	25,375
Income tax expense	4,181	3,942	3,114	12,519	7,613
Consolidated net income	$12,637	$10,140	$10,148	$34,077	$21,771

Total Assets	$4,251,296	$4,275,002	$4,208,455	$4,251,296	$4,208,455
Total Loans	$3,399,214	$3,309,459	$3,303,333	$3,399,214	$3,303,333
Total Deposits	$3,395,280	$3,390,641	$3,366,497	$3,395,280	$3,366,497
(1)Other segment items include expenses for occupancy and equipment, data processing, legal and professional, office, marketing and business promotion, insurance and regulatory assessments, core deposit intangible amortization and other expenses.
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

On June 15, 2026, the Board of Directors authorized the repurchase of up to 1 million shares of the Company's outstanding common stock (the "2026 Repurchase Plan") through June 30, 2028. During the three months ended June 30, 2026, the Company repurchased 17,076 shares of common stock under the 2026 Repurchase Plan. During the three months ended September 30, 2026, the Company repurchased 168,768 shares of common stock under the 2026 Repurchase Plan. The 2026 Repurchase Plan has 814,156 shares available for repurchase as of September 30, 2026.
The Company repurchased 349,344 shares at a weighted average share price of $25.48 during the nine months ended September 30, 2026 under both the 2025 Repurchase Plan and the 2026 Repurchase Plan.
NOTE 23 - SUBSEQUENT EVENTS
On October 19, 2026, we announced the Board of Directors had declared a common stock cash dividend of $0.16 per share, payable on November 12, 2026 to common shareholders of record as of October 30, 2026.

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In this Quarterly Report on Form 10-Q (this “Report” or “Form 10-Q”), the terms “Bancorp” and “RBB” refer to RBB Bancorp and the term “Bank” refers to Royal Business Bank. The terms “Company,” “we,” “us,” and “our” refer to Bancorp and its consolidated subsidiaries, including the Bank collectively. When we refer to the “parent company,” “Bancorp,” or the “holding company,” we are referring to RBB Bancorp, the parent company, on a stand-alone basis. This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our results of operations, financial condition and financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.
The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
•business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the tight labor market, ineffective management of the United States (“U.S.”) federal budget or debt or turbulence or uncertainty in domestic or foreign financial markets;
•the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
•the impact of adverse developments in the banking industry, including bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments;
•federal government shutdowns and uncertainty regarding the federal government's debt limit;
•possible additional provisions for credit losses and charge-offs;
•credit risks of lending activities and deterioration in asset or credit quality;
•extensive laws and regulations and supervision that we are subject to, including potential supervisory action by bank supervisory authorities;
•compliance with the Bank Secrecy Act and other money laundering statutes and regulations;
•potential goodwill impairment;
•liquidity risk;
•fluctuations in interest rates;
•failure to comply with debt covenants;
•risks associated with acquisitions and the expansion of our business into new markets;
•inflation and deflation;
•real estate market conditions and the value of real estate collateral;
•the effects of having concentrations in our loan portfolio, including commercial real estate and the risks of geographic and industry concentrations;
•environmental liabilities;
•our ability to compete with larger competitors;
•our ability to retain key personnel;
•successful management of reputational risk;
•severe weather, natural disasters, earthquakes, fires, or other adverse external events could harm our business;
•geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine, the conflict in the Middle East, and increasing tensions between China and Taiwan, which could impact business and economic conditions in the U.S. and abroad;

•tariffs, trade policies, and related tensions, which could impact our clients, specific industry sectors, and/or broader economic conditions and financial markets;
•public health crises and pandemics, and their effects on the economic and business environments in which we operate, including our credit quality and business operations, as well as the impact on general economic and financial market conditions;
•general economic or business conditions in Asia, and other regions where the Bank has operations;
•failures, interruptions, or security breaches of our information systems;
•climate change, including any enhanced regulatory, compliance, credit and reputational risks and costs;
•cybersecurity threats and the cost of defending against them;
•our ability to adapt our systems to the expanding use of technology in banking;
•risk management processes and strategies;
•the impact of regulatory enforcement actions, if any;
•certain provisions in our charter and bylaws that may affect acquisition of the Company;
•changes in tax laws and regulations;
•the impact of governmental efforts to restructure the U.S. financial regulatory system and increased costs of compliance and other risks associated with changes in regulation, including any amendments to the Dodd-Frank Wall Street Reform and Consumer Protection Act;
•the impact of changes in the Federal Deposit Insurance Corporation (“FDIC”) insurance assessment rate and the rules and regulations related to the calculation of the FDIC insurance assessments;
•the effect of changes in accounting policies and practices or accounting standards, as may be adopted from time-to-time by bank regulatory agencies, the U.S. Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board, the Financial Accounting Standards Board (“FASB”) or other accounting standards setters;
•fluctuations in our stock price;
•restrictions on dividends and other distributions by laws and regulations and by our regulators and our capital structure;
•our ability to raise additional capital, if needed, and the potential resulting dilution of interests of holders of our common stock;
•the soundness of other financial institutions and our ongoing relations with our various federal and state regulators, including the SEC, FDIC, Board of Governors of the Federal Reserve System, California Department of Financial Protection and Innovation and Consumer Financial Protection Bureau; and
•our success at managing the risks involved in the foregoing items.
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

Allowance for Credit Losses ("ACL")
A sensitivity analysis of our ACL was performed as of September 30, 2026. Based on this sensitivity analysis, a 25% increase in the assumed prepayment speed on loans would result in a $990,000, or 2.2%, decrease to the ACL. A 25% decrease in the assumed prepayment speed on loans would result in a $1.1 million, or 2.4%, increase to the ACL. Additionally, a one percentage point increase in the unemployment rate would result in a $1.0 million, or 2.3%, increase to the ACL and a one percentage point decrease in the unemployment rate would result in a $1.0 million, or 2.3%, decrease to the ACL. Management reviews the results using the comparison scenario for sensitivity analysis and considers the results when evaluating the qualitative factor adjustments.
On a quarterly basis, we stress test our nine qualitative risk factors, which are categorized by lending policy, procedures and strategies; economic conditions; changes in nature and volume of the portfolio; credit and lending staff; problem loan trends; loan review results; collateral value; concentrations; and regulatory and business environment, by creating two scenarios, a Moderate Stress scenario and a Major Stress scenario. In the Moderate Stress scenario, the status of the nine risk factors across all pooled loan types were set at “High-Moderate Risk” while in the Major Stress scenario, the status of the nine risk factors across all pooled loan types were set at “Major Risk.” Under the Moderate Stress scenario, the ACL would increase by $12.3 million, or 27.7%, as of September 30, 2026. Under the Major Stress scenario, the ACL would increase by $33.0 million, or 74.2%, as of September 30, 2026. Management compared the stress test results to our internal forecasts for earnings and capital and has concluded that the Company would remain well-capitalized under these stressed scenarios.
For additional information on the policies, methodologies and judgments used to determine the ACL, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our 2025 Annual Report and Note 4 — Loans and Allowance for Credit Losses in the consolidated financial statements in this Form 10-Q.
GENERAL
RBB Bancorp ("RBB") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. RBB’s principal business is to serve as the holding company for its wholly-owned subsidiaries, Royal Business Bank ("Bank") and RBB Asset Management Company ("RAM"), collectively referred to herein as "the Company". RAM was formed in 2012 to hold and manage problem assets acquired in business combinations. There are no problem assets in RAM or activity in this subsidiary at and for the three months and nine months ended September 30, 2026, or the year ended December 31, 2025. At September 30, 2026 we had total assets of $4.3 billion, gross loans held for investment ("HFI") of $3.4 billion, total deposits of $3.4 billion and total shareholders' equity of $534.2 million. RBB’s common stock trades on the Nasdaq Global Select Market under the symbol “RBB.”
The Bank provides business-banking products and services predominantly to Asian-centric communities through 24 full service branches located in Los Angeles County, Orange County and Ventura County in California, Las Vegas (Nevada), the New York City metropolitan area, Chicago (Illinois), Edison (New Jersey), and Honolulu (Hawaii) and a loan production office located in the San Francisco Bay area. The products and services include commercial and investor real estate loans, business loans and lines of credit, Small Business Administration (“SBA”) 7A and 504 loans, mortgage loans, trade finance, and a full range of depository accounts, including specialized services such as remote deposit, E-banking, mobile banking, and treasury management services. Our primary source of revenue is providing loans to customers, who are predominantly small and middle-market businesses and individuals.
We operate as a minority depository institution ("MDI"), which is defined by the FDIC as a federally insured depository institution where 51% or more of the voting stock is owned by minority individuals or a majority of the board of directors is minority and the community that the institution serves is predominantly minority. An MDI is eligible to receive support from the FDIC and other federal regulatory agencies such as training, technical assistance, and review of proposed new deposit taking and lending programs, and the adoption of applicable policies and procedures governing such programs. We expect to continue to meet the criteria for MDI designation and intend to maintain our MDI designation, which has been historically beneficial to us. We continue to use the program for technical assistance.
OVERVIEW
The following discussion provides information about the results of operations, financial condition, liquidity and capital resources of RBB and its wholly owned subsidiaries. This information is intended to facilitate an understanding and assessment of significant changes and trends related to our financial condition and results of operations. This discussion and analysis should be read in conjunction with our audited consolidated financial statements included in our 2025 Annual Report, and the unaudited consolidated financial statements and accompanying notes presented elsewhere in this Report. The financial results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026.
We reported net income of $12.6 million, or $0.74 diluted earnings per share, for the quarter ended September 30, 2026, compared to net income of $10.1 million, or $0.59 diluted earnings per share, for the quarter ended June 30, 2026 and $10.1 million, or $0.59 diluted earnings per share for the quarter ended September 30, 2025. Compared with the prior quarter, net income for the third quarter of 2026 reflected higher net interest income and noninterest income, partially offset by higher credit costs, noninterest expense, and income tax expense. The third quarter of 2026 included a $2.7 million (pre-tax) gain on the sale of an office building in Brooklyn, New York. Compared with the third quarter of 2025, net income reflected higher net interest income and noninterest income and lower credit costs, partially offset by higher noninterest expense and income tax expense.
Provision for credit losses was $500,000 for the third quarter of 2026 compared to no provision for the second quarter of 2026 and a $625,000 provision for credit losses for the third quarter of 2025. The third quarter of 2026 provision for credit losses was due mainly to the impact of net loan growth, partially offset by improved portfolio credit quality trends and underlying economic forecast indicators. Net charge-offs in both the third quarter and second quarter of 2026 represented 0.01% of average loans on an annualized basis, compared to 0.84% for the third quarter of 2025.
Pre-tax pre-provision income totaled $17.3 million for the quarter ended September 30, 2026, compared to $14.1 million for the quarter ended June 30, 2026 and $13.9 million for the quarter ended September 30, 2025. Pre-tax pre-provision income totaled $46.9 million for the nine months ended September 30, 2026, compared to $39.1 million for the nine months ended September 30, 2025. The $7.8 million, or 20%, increase for the year-to-date results was due to our ability to grow net interest income by 12% while controlling noninterest expense, which increased 0.2% year over year. For additional information on pre-tax pre-provision income, including a reconciliation of this measure to its most comparable GAAP measure, see "Non-GAAP Financial Measures."
At September 30, 2026, total assets were $4.3 billion, an increase of $43.0 million from December 31, 2025. The increase in total assets was primarily the result of an increase of $84.9 million in loans held for investment, partially offset by a decrease of $25.9 million in investment securities available for sale. At September 30, 2026, total deposits were $3.4 billion, an increase of $44.9 million from December 31, 2025. The increase in total deposits was due to a $209.1 million increase in retail deposits offset by a $164.2 million decrease in wholesale deposits. The increase in retail deposits included a $281.4 million increase in nonmaturity interest-bearing deposits and a $102.6 million decrease in time deposits as a portion of the maturing time deposits moved into a high-yield savings product. Noninterest-bearing demand deposits increased $30.3 million to $556.8 million, or 16.4% of total deposits, at September 30, 2026, compared to $526.5 million, or 15.7% of total deposits, at December 31, 2025. The gross loan to deposit ratio was 100.1% at September 30, 2026, compared to 99.0% at December 31, 2025 and 98.1% at September 30, 2025.
Nonperforming assets decreased $4.9 million to $38.7 million, or 0.91% of total assets, at September 30, 2026, from $43.6 million, or 1.02% of total assets, at June 30, 2026, due to a $4.9 million decrease in nonperforming loans. In addition, compared to September 30, 2025, nonperforming assets decreased $15.7 million due to lower nonperforming loans combined with a higher OREO balance. Nonperforming loans totaled $18.8 million, $23.8 million, and $45.5 million as of September 30, 2026, June 30, 2026, and September 30, 2025. OREO totaled $19.8 million at September 30, 2026 and June 30, 2026, and $8.8 million at September 30, 2025.
Loans classified as substandard decreased by $4.2 million during the third quarter of 2026 due to payoffs/paydowns totaling $5.4 million, partially offset by additions of $1.2 million. Loans classified as special mention increased $4.1 million due to additions of $7.0 million, partially offset by payoffs/paydowns of $1.5 million, and upgrades of $1.4 million to pass-rated loans.
As of September 30, 2026, the allowance for credit losses totaled $44.4 million, up from $44.1 million at June 30, 2026. The $378,000 increase in the allowance for credit losses for the third quarter of 2026 was due to a provision for credit losses of $500,000, partially offset by net charge-offs of $122,000. The allowance for loan losses ("ALL") as a percentage of loans HFI decreased to 1.30% at September 30, 2026, compared to 1.32% at June 30, 2026. The ALL as a percentage of nonperforming loans HFI was 234% at September 30, 2026, up from 184% at June 30, 2026.
Total shareholders' equity was $534.2 million, or $31.75 book value per share, at September 30, 2026, compared to $535.2 million, or $31.51 book value per share, at June 30, 2026, and $514.3 million, or $30.18 book value per share at

September 30, 2025. The decrease in shareholders' equity for the third quarter of 2026 compared to the prior quarter was due mostly to an increase in unrealized losses on AFS securities, net of tax, of $6.8 million, common stock repurchases totaling $4.5 million and common stock cash dividends paid totaling $2.7 million, partially offset by net income of $12.6 million and stock-based compensation activity of $450,000. Tangible book value per share increased to $27.44 at September 30, 2026, up from $27.23 at June 30, 2026 and $25.89 at September 30, 2025. We repurchased 168,768 shares during the third quarter of 2026 at an average price of $26.37 per share. We repurchased 180,576 shares during the second quarter of 2026 at an average price of $24.65 per share. For additional information on tangible book value per share, see "Non-GAAP Financial Measures."
ANALYSIS OF RESULTS OF OPERATIONS
Financial Performance

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(dollars in thousands, except per share data)
Interest and dividend income	$59,307	$57,159	$57,392	$173,269	$163,933
Interest expense	27,546	27,073	28,115	80,919	81,159
Net interest income	31,761	30,086	29,277	92,350	82,774
Provision for credit losses	500	—	625	300	9,758
Net interest income after provision for credit losses	31,261	30,086	28,652	92,050	73,016
Noninterest income	5,105	3,018	3,293	12,374	14,066
Noninterest expense	19,548	19,022	18,683	57,828	57,698
Income before income taxes	16,818	14,082	13,262	46,596	29,384
Income tax expense	4,181	3,942	3,114	12,519	7,613
Net income	$12,637	$10,140	$10,148	$34,077	$21,771
Pre-tax pre-provision income (1)	$17,318	$14,082	$13,887	$46,896	$39,142

Share Data
Earnings per common share (2):
Basic	$0.75	$0.60	$0.59	$2.01	$1.24
Diluted	0.74	0.59	0.59	1.99	1.24
Performance Metrics
Return on average assets, annualized	1.17%	0.97%	0.97%	1.08%	0.72%
Return on average shareholders’ equity, annualized	9.34%	7.64%	7.85%	8.55%	5.67%
Return on average tangible common equity, annualized (1)	10.79%	8.85%	9.16%	9.90%	6.62%
Efficiency ratio (3)	53.02%	57.46%	57.36%	55.22%	59.58%
Tangible common equity to tangible assets (1)	11.05%	11.01%	10.67%	11.05%	10.67%
Tangible book value per share (1)	$27.44	$27.23	$25.89	$27.44	$25.89
_____________________________
(1)Non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation of this measure to their most comparable GAAP measure.
(2)Basic earnings per share is calculated by dividing net income to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares adjusted for the dilutive effect of outstanding stock options and restricted stock units using the treasury stock method.
(3)Ratio calculated by dividing noninterest expense by the sum of net interest income before provision for credit losses and noninterest income.

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

	Three Months Ended
	September 30, 2026			June 30, 2026			September 30, 2025
	Average Balance	Interest & Fees	Yield / Rate	Average Balance	Interest & Fees	Yield /Rate	Average Balance	Interest & Fees	Yield / Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents (1)	$253,494	$2,541	3.98%	$194,256	$2,015	4.16%	$202,317	$2,380	4.67%
FHLB Stock	15,000	539	14.26%	15,000	222	5.94%	15,000	327	8.65%
Securities (2)
Available for sale	388,267	4,013	4.10%	419,191	4,245	4.06%	429,936	4,578	4.22%
Held to maturity	4,180	38	3.61%	4,182	38	3.64%	4,186	38	3.60%
Total loans (3)	3,326,368	52,200	6.23%	3,315,864	50,663	6.13%	3,245,193	50,094	6.12%
Total interest-earning assets	3,987,309	59,331	5.90%	3,948,493	57,183	5.81%	3,896,632	57,417	5.85%
Noninterest-earning assets	279,828			262,546			255,052
Total average assets	$4,267,137			$4,211,039			$4,151,684

Interest-bearing liabilities:
NOW	$91,562	$549	2.38%	$83,681	$478	2.29%	$69,800	$406	2.31%
Money market	585,542	4,513	3.06%	556,084	4,189	3.02%	491,561	3,861	3.12%
Savings deposits	521,545	3,983	3.03%	589,187	4,529	3.08%	138,344	407	1.17%
Time deposits, $250,000 and under	796,245	7,011	3.49%	837,026	7,322	3.51%	1,050,682	10,312	3.89%
Time deposits, greater than $250,000	826,196	7,772	3.73%	768,027	7,076	3.70%	960,094	9,840	4.07%
Total interest-bearing deposits	2,821,090	23,828	3.35%	2,834,005	23,594	3.34%	2,710,481	24,826	3.63%
FHLB advances	197,174	1,969	3.96%	116,813	1,051	3.61%	185,217	1,654	3.54%
Long-term debt	80,000	1,434	7.11%	120,000	2,118	7.08%	119,752	1,295	4.29%
Subordinated debentures	15,502	315	8.06%	15,448	310	8.05%	15,284	340	8.83%
Total borrowings	292,676	3,718	5.04%	252,261	3,479	5.53%	320,253	3,289	4.07%
Total interest-bearing liabilities	3,113,766	27,546	3.51%	3,086,266	27,073	3.52%	3,030,734	28,115	3.68%
Noninterest-bearing liabilities
Noninterest-bearing deposits	564,033			535,756			541,083
Other noninterest-bearing liabilities	52,345			56,608			66,993
Total noninterest-bearing liabilities	616,378			592,364			608,076
Shareholders' equity	536,993			532,409			512,874
Total liabilities and shareholders' equity	$4,267,137			$4,211,039			$4,151,684
Net interest income/interest rate spreads		$31,785	2.39%		$30,110	2.29%		$29,302	2.17%
Net interest margin			3.16%			3.06%			2.98%

Total cost of deposits	$3,385,123	$23,828	2.79%	$3,369,761	$23,594	2.81%	$3,251,564	$24,826	3.03%
Total cost of funds	$3,677,799	$27,546	2.97%	$3,622,022	$27,073	3.00%	$3,571,817	$28,115	3.12%
(1)Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and net deferred loan origination fees and costs accounted for as yield adjustments.

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest & Fees	Yield /Rate	Average Balance	Interest & Fees	Yield / Rate
	(dollars in thousands)
Interest-earning assets:
Cash and cash equivalents (1)	$221,364	$6,692	4.04%	$186,827	$6,609	4.73%
FHLB Stock	15,000	1,521	13.56%	15,000	981	8.74%
Securities: (2)
Available for sale	403,963	12,214	4.04%	406,655	12,880	4.23%
Held to maturity	4,182	113	3.61%	4,797	135	3.76%
Total loans (3)	3,312,910	152,801	6.17%	3,165,937	143,402	6.06%
Total interest-earning assets (2)	3,957,419	173,341	5.86%	3,779,216	164,007	5.80%
Total noninterest-earning assets	270,171			256,509
Total average assets	$4,227,590			$4,035,725

Interest-bearing liabilities:
NOW	$83,026	$1,425	2.29%	$65,957	$1,095	2.22%
Money market	557,087	12,497	3.00%	479,328	11,260	3.14%
Savings deposits	517,579	11,667	3.01%	144,895	1,354	1.25%
Time deposits, $250,000 and under	852,689	22,645	3.55%	1,012,408	30,126	3.98%
Time deposits, greater than $250,000	813,265	22,756	3.74%	916,162	28,360	4.14%
Total interest-bearing deposits	2,823,646	70,990	3.36%	2,618,750	72,195	3.69%
FHLB advances	148,242	4,153	3.75%	173,810	4,063	3.13%
Long-term debt	106,502	4,841	6.08%	119,658	3,887	4.34%
Subordinated debentures	15,449	935	8.09%	15,230	1,014	8.90%
Total Borrowings	270,193	9,929	4.91%	308,698	8,964	3.88%
Total interest-bearing liabilities	3,093,839	80,919	3.50%	2,927,448	81,159	3.71%
Noninterest-bearing liabilities
Noninterest-bearing deposits	542,119			529,190
Other noninterest-bearing liabilities	58,677			66,142
Total noninterest-bearing liabilities	600,796			595,332
Shareholders' equity	532,955			512,945
Total liabilities and shareholders' equity	$4,227,590			$4,035,725
Net interest income/interest rate spreads(2)		$92,422	2.36%		$82,848	2.09%
Net interest margin			3.12%			2.93%

Total cost of deposits	$3,365,765	$70,990	2.82%	$3,147,940	$72,195	3.07%
Total cost of funds	$3,635,958	$80,919	2.98%	$3,456,638	$81,159	3.14%
(1)Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and net deferred loan origination fees and costs accounted for as yield adjustments.
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

	Three Months Ended September 30, 2026 compared with Three Months Ended June 30, 2026			Three Months Ended September 30, 2026 compared with Three Months Ended September 30, 2025			Nine Months Ended September 30, 2026 compared with Nine Months Ended September 30, 2025
	Change due to:			Change due to:			Change due to:
	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance	Volume	Yield/Rate	Interest Variance
Interest-earning assets:	(dollars in thousands)
Cash and cash equivalents (1)	$1,074	$(548)	$526	$1,865	$(1,703)	$162	$1,622	$(1,539)	$83
FHLB Stock	—	317	317	—	212	212	—	540	540
Securities: (2)
Available for sale	(501)	269	(232)	(437)	(128)	(565)	(86)	(580)	(666)
Held to maturity	—	—	—	—	—	—	(16)	(4)	(20)
Total loans (3)	249	1,288	1,537	1,225	881	2,106	6,670	2,729	9,399
Total interest-earning assets (2)	$822	$1,326	$2,148	$2,653	$(738)	$1,915	$8,190	$1,146	$9,336

Interest-bearing liabilities:
NOW	$50	$21	$71	$130	$13	$143	$286	$44	$330
Money market	259	65	324	1,128	(476)	652	2,120	(883)	1,237
Savings deposits	(478)	(68)	(546)	2,272	1,304	3,576	3,490	6,823	10,313
Time deposits, less than $250,000	(278)	(33)	(311)	(2,317)	(984)	(3,301)	(4,744)	(2,737)	(7,481)
Time deposits, $250,000 and over	629	67	696	(1,293)	(775)	(2,068)	(3,178)	(2,426)	(5,604)
Total interest-bearing deposits	182	52	234	(80)	(918)	(998)	(2,026)	821	(1,205)
FHLB advances	805	113	918	111	204	315	(813)	903	90
Long-term debt	(747)	63	(684)	(2,219)	2,358	139	(648)	1,602	954
Subordinated debentures	3	2	5	29	(54)	(25)	23	(102)	(79)
Total interest-bearing liabilities	243	230	473	(2,159)	1,590	(569)	(3,464)	3,224	(240)
Changes in net interest income	$579	$1,096	$1,675	$4,812	$(2,328)	$2,484	$11,654	$(2,078)	$9,576
(1)Includes income and average balances for interest-earning time deposits and other miscellaneous interest-earning assets.
(2)Interest income and average rates for tax-exempt securities are presented on a tax-equivalent basis.
(3)Average loan balances include nonaccrual loans. Interest income on loans includes the effects of discount accretion and net deferred loan origination fees and costs accounted for as yield adjustments.
Net Interest Income/Average Balance Sheet
Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026
Net interest income was $31.8 million for the third quarter of 2026, compared to $30.1 million for the second quarter of 2026. The $1.7 million increase was due to a $2.1 million increase in interest income, offset by a $473,000 increase in interest expense. The increase in interest income was due to the combination of a $1.5 million increase in loan interest income as average loans and nonaccrual interest recoveries increased, the impact of one additional day in the quarter, and a special dividend of $320,000 from the FHLB in the third quarter of 2026. There was no special dividend from the FHLB in the second quarter of 2026. The increase in interest expense was due to a $234,000 increase in interest on deposits, which is attributed largely to one additional day in the quarter, and a $239,000 increase in interest on total borrowings. The increase in total borrowings was due mainly to the impact of higher average FHLB advances, partially offset by the impact of lower average long-term debt outstanding.
The net interest margin ("NIM") was 3.16% for the third quarter of 2026, an increase of 10 basis points from 3.06% for the second quarter of 2026. The NIM increase included a 9 basis point increase in the yield on average total interest-earning assets, combined with a 3 basis point decrease in the overall cost of funds. The yield on average interest-earning assets increased to 5.90% for the third quarter of 2026 from 5.81% for the second quarter of 2026 due mostly to the impact of higher nonaccrual interest recoveries on loans and the FHLB special dividend received in the third quarter.
The average cost of funds decreased to 2.97% for the third quarter of 2026 from 3.00% for the second quarter of 2026, due mostly to a decrease in the average cost of total borrowings due to the partial redemption of $40.0 million of subordinated notes on July 1, 2026. The average cost of interest-bearing deposits increased to 3.35% for the third quarter of

2026 from 3.34% for the second quarter of 2026. The overall funding mix for the third quarter of 2026 remained relatively unchanged from the second quarter of 2026 with average interest-bearing deposits representing 91% of average interest-bearing liabilities and average noninterest-bearing deposits representing 17% of average total deposits. The period end weighted average interest rate for total deposits was 2.82% at September 30, 2026 compared to 2.75% at June 30, 2026. The increase is due in part to the impact of the recent 25 basis point increase to the Federal funds rate.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Net interest income increased $2.5 million to $31.8 million for the third quarter of 2026, compared to $29.3 million for the third quarter of 2025. The increase in net interest income was due to an increase in interest income of $1.9 million, combined with a $569,000 decrease in interest expense. The increase in interest income was primarily due to average interest-earning asset growth of $90.7 million, or 2.3%, as compared to the same quarter in 2025. The growth in average interest-earning assets included higher average total loans and cash and cash equivalents. The impact of higher average interest-earning assets on income was partially offset by lower market interest rates as compared to the same period in 2025. The decrease in interest expense was driven largely by a decrease in the cost of deposits due to lower market rates combined with the impact of lower average long-term debt from the partial redemption of the subordinated notes and partially offset by an increase in the cost of the remaining long-term debt.
The $1.9 million increase in interest income was due mainly to a $2.1 million increase in interest income from average total loans, of which $1.2 million was attributed to higher average balances, and $881,000 attributed mostly to higher nonaccrual interest recoveries which increased the yield by 7 basis points. Average total loans were $3.3 billion for the quarter ended September 30, 2026, an increase of $81.2 million, or 2.50%, compared to the third quarter of 2025. The yield on average total loans increased 11 basis points to 6.23% for the quarter ended September 30, 2026 compared to 6.12% for the quarter ended September 30, 2025 due mostly to higher nonaccrual interest recoveries.
The $569,000 decrease in interest expense was due mainly to a $1.0 million decrease in interest expense on deposits, partly offset by higher interest expense on total borrowings of $429,000. The decrease in interest expense on deposits was primarily due to a decrease in market rates which resulted in a 28 basis point decrease in the rates paid on average interest-bearing deposits, partially offset by the impact of a $110.6 million increase in the average balance of interest-bearing deposits. The average Federal Funds rate declined from 4.46% for the three months ended September 30, 2025, to 3.79% for the three months ended September 30, 2026. Interest expense on total borrowings increased mainly due to the subordinated notes being fixed at 4.00% for the third quarter of 2025 compared to 7.02% for the third quarter of 2026, offset by the impact of lower average long-term debt outstanding.
The NIM was 3.16% for the third quarter of 2026, an increase of 18 basis points from 2.98% for the third quarter of 2025. The increase was primarily due to a 15 basis point decrease in the total cost of funds to 2.97%, and a 5 basis point increase in the yield on average interest-earning assets to 5.90% for the third quarter of 2026. The decrease in funding costs was due to the lower average cost of interest-bearing deposits in response to lower market rates, offset by the higher average cost for total borrowings. Average noninterest-bearing deposits totaled $564.0 million, or 17% of total average deposits, for the third quarter of 2026 compared to $541.1 million, or 17% of total average deposits, for the third quarter of 2025. The increase in the yield on average interest-earning assets was due mainly to an 11 basis point increase in the yield on average total loans.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net interest income increased $9.6 million to $92.4 million for the nine months ended September 30, 2026, compared to $82.8 million for the nine months ended September 30, 2025. The increase in net interest income was due to an increase in interest income of $9.3 million coupled with a decrease in interest expense of $240,000. The increase in interest income was due primarily to higher income on loans due to a higher average balance and higher yield. The decrease in interest expense was primarily due to lower average rates paid on deposits partially offset by higher interest expense on total borrowings.
Interest and fees on total loans increased $9.4 million for the nine months ended September 30, 2026 primarily due to a $147.0 million increase in the average balance of total loans from loan growth since the end of the third quarter of 2025. The yield on loans increased 11 basis points to 6.17% for the nine months ended September 30, 2026 from 6.06% for the same period in 2025.
Interest expense on deposits decreased $1.2 million to $71.0 million for the nine months ended September 30, 2026 compared to $72.2 million for the nine months ended September 30, 2025. The decrease in interest expense on deposits was primarily due to a decrease in market rates which resulted in a decrease in the average rates paid on interest-bearing deposits to 3.36% for the nine months ended September 30, 2026 compared to 3.69% for the nine months ended September 30, 2025. The average Federal Funds rate declined from 4.49% for the nine months ended September 30, 2025, to 3.76% for the nine months ended September 30, 2026. The effect of the decrease in the average rate paid on deposits was partially offset by an increase in average interest-bearing deposit balances of $204.9 million to $2.8 billion for the nine months ended September 30, 2026. Average noninterest-bearing deposits totaled $542.1 million, or 16.1% of total average deposits, for the first nine months of 2026, compared to $529.2 million, or 16.8% of total average deposits, for the first nine months of 2025.
Partially offsetting the decrease in interest expense on deposits was an increase in interest expense on total borrowings of $1.0 million for the first nine months of 2026. The increase was mainly due to the effective rate of the subordinated notes moving from 4.34% for the nine months ended September 30, 2025, to 6.08% for the nine months ended September 30, 2025, due to the subordinated note rate bearing a fixed rate of 4.00%, plus amortization of issuance costs, during 2025 and then moving to a floating rate index that resets quarterly starting on April 1, 2026.
The NIM was 3.12% for the nine months ended September 30, 2026, an increase of 19 basis points from 2.93% for the nine months ended September 30, 2025. The increase was primarily due to a 16 basis point decrease in the average cost of funds, including a 25 basis point decrease in the cost of average deposits, and a 6 basis point increase in the yield on average interest-earning assets, including an 11 basis point increase in the yield on average loans.
Provision for Credit Losses
Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026
The provision for credit losses was $500,000 for the third quarter of 2026 compared to no provision for the second quarter of 2026. The third quarter of 2026 provision for credit losses reflected a provision for loan losses of $500,000 and no provision for unfunded commitments. The third quarter provision for loan losses was due mainly to the impact of net loan growth, partially offset by improved credit quality trends and underlying economic forecast indicators. Net charge-offs on an annualized basis represented 0.01% of average loans for both the third quarter of 2026 and the second quarter of 2026.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The provision for credit losses was $500,000 for the third quarter of 2026 compared to a $625,000 provision for the third quarter of 2025. The third quarter of 2025 provision was primarily due to loan growth, partially offset by the impact of reductions in nonperforming, classified, criticized and delinquent loans during the quarter. Net loan charge-offs of $122,000 for the third quarter of 2026 were lower than net charge-offs of $6.9 million for the third quarter of 2025, of which $6.6 million represented specific reserves.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The provision for credit losses was $300,000 for the nine months ended September 30, 2026 compared to a $9.8 million provision for the nine months ended September 30, 2025. This $9.5 million decrease was primarily due to lower net charge-offs, combined with the impact of declines in nonperforming, classified, and criticized loans since September 30, 2025. There were $227,000 in net loan charge-offs for the nine months ended September 30, 2026, as compared to $12.8 million in net loan charge-offs for the nine months ended September 30, 2025.

Noninterest Income
The following table presents the major components of our noninterest income for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Noninterest income:	(dollars in thousands)
Service charges and fees	$1,110	$1,104	$1,099	$3,246	$3,176
Gain on sale of loans	89	964	260	1,377	699
Loan servicing income, net of amortization	525	533	564	1,562	1,693
Increase in cash surrender value of BOLI	449	438	427	1,318	1,241
(Loss)/gain on OREO	—	(221)	—	669	—
Other income	2,932	200	943	4,202	7,257
Total noninterest income	$5,105	$3,018	$3,293	$12,374	$14,066
Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026
Noninterest income for the third quarter of 2026 was $5.1 million, an increase of $2.1 million from $3.0 million for the second quarter of 2026. This increase was mainly due to higher other income of $2.7 million, offset partially by lower gain on sale of loans of $875,000 due to lower sales volume. The increase in other income was due to a $2.7 million gain on the sale of the Bank's office building in Brooklyn, New York. As part of the sale, the Bank entered into a four month lease to house the Bank's loan operations center through the end of 2026. These operations will relocate to new leased space, also located in Brooklyn, starting in 2027.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Noninterest income increased $1.8 million to $5.1 million for the third quarter of 2026 from $3.3 million for the same quarter in the prior year. This increase was mainly due to higher other income of $2.0 million, offset partially by lower gain on sale of loans of $171,000 due to lower sales volume. The increase in other income was primarily due to the $2.7 million gain on the sale of the Bank's office building in Brooklyn, New York, offset by $620,000 in lower gains on equity investments.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Noninterest income decreased $1.7 million to $12.4 million for the nine months ended September 30, 2026, compared to $14.1 million for the same period in the prior year. This decrease was mainly due to 2025 including other income of $5.2 million for the receipt of Employee Retention Credit ("ERC") funds from the Internal Revenue Service while the 2026 period included the $2.7 million gain on the sale of the office building. This decrease in other income was partially offset by a higher gain on sale of loans of $678,000 and higher gain on OREO of $669,000 for the nine months ended September 30, 2026 compared to the same period in 2025.

The following table presents information on loans sold and the related net gain (loss) on the sale of such loans for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Loans sold:	(dollars in thousands)
Single-family residential mortgage (1)	$1,630	$42,108	$14,278	$48,613	$37,509
SBA	1,119	8,101	1,896	13,209	7,920
Other (2)	—	—	—	—	4,579
	$2,749	$50,209	$16,174	$61,822	$50,008
Gain (loss) on sale of loans:
Single-family residential mortgage (1)	$24	$663	$174	$755	$441
SBA	65	301	86	598	341
Other (2)	—	—	—	24	(83)
	$89	$964	$260	$1,377	$699
(1)SFR mortgage loans sold with servicing rights retained were $1.6 million, $12.8 million, and $3.4 million for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025. SFR mortgage loans sold with servicing rights retained were $17.7 million and $5.5 million for the nine months ended September 30, 2026 and 2025.
(2)Other loans sold in the nine months ended September 30, 2025 related to loans sold in the first quarter of 2025, which represented nonperforming loans HFS at December 31, 2024.
The following table presents information on loan servicing income for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Loan servicing income, net of amortization:	(dollars in thousands)
Single-family residential	$314	$350	$369	$1,010	$1,163
SBA	211	183	195	552	530
Total	$525	$533	$564	$1,562	$1,693
As of September 30, 2026, we were servicing SFR mortgage loans for other financial institutions, the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), and SBA loans. The following table presents loans serviced for others as of the dates indicated:

	As of			September 30, 2026 Compared to
	September 30, 2026	June 30, 2026	September 30, 2025	June 30, 2026	September 30, 2025
Loans serviced:	(dollars in thousands)
Single-family residential	$746,083	$803,175	$850,189	$(57,092)	$(104,106)
SBA	96,642	96,652	88,166	(10)	8,476
Construction and land development	9,742	9,505	2,429	237	7,313
Commercial real estate	2,392	2,401	8,772	(9)	(6,380)
Total	$854,859	$911,733	$949,556	$(56,874)	$(94,697)

Noninterest Expense
The following table presents major components of our noninterest expense for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Noninterest expense:	(dollars in thousands)
Salaries and employee benefits	$11,467	$11,045	$10,600	$33,773	$32,323
Occupancy and equipment	2,587	2,449	2,425	7,547	7,209
Data processing	1,722	1,690	1,805	5,120	5,120
Legal and professional	1,306	1,311	1,450	4,120	5,869
Office expenses	394	377	444	1,130	1,257
Marketing and business promotion	193	178	252	586	661
Insurance and regulatory assessments	743	746	732	2,238	2,171
Core deposit intangible amortization	126	127	172	387	516
Other expenses	1,010	1,099	803	2,927	2,572
Total noninterest expense	$19,548	$19,022	$18,683	$57,828	$57,698
Three Months Ended September 30, 2026 Compared to Three Months Ended June 30, 2026
Noninterest expense for the third quarter of 2026 was $19.5 million, an increase of $526,000 from $19.0 million for the second quarter of 2026. This increase was mainly due to higher salaries and employee benefits and occupancy and equipment costs. Both of these categories increased due to including a full quarter of operations for the Northern California loan production office. In addition, occupancy costs included rent for the Brooklyn loan operations center after the sale of the building. The efficiency ratio was 53.02% for the third quarter of 2026, compared to 57.46% for the second quarter of 2026.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Noninterest expense for the third quarter of 2026 was $19.5 million, an increase of $865,000 compared to $18.7 million for the third quarter of 2025, mainly due to an increase in salaries and benefits expense of $867,000. The increase in salaries and benefits expense was due mainly to the impact of annual pay increases and the addition of the Northern California loan production office in 2026. The efficiency ratio was 53.02% for the third quarter of 2026 and 57.36% for the third quarter of 2025.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Noninterest expense for the nine months ended September 30, 2026 was $57.8 million, an increase of $130,000 from $57.7 million for the nine months ended September 30, 2025. This increase was primarily due to an increase in salaries and employee benefits expense of $1.5 million and occupancy expense of $338,000 partially offset by a decrease in legal and professional expense of $1.7 million. The increase in salaries and employee benefits was due mainly to the impact of annual pay increases and the addition of the Northern California loan production office in June 2026. The increase in occupancy costs included the impact of the new loan production office and Brooklyn building sale in 2026. The decrease in legal and professional expense was due mainly to $1.2 million of ERC advisory costs incurred in 2025 versus no similar fee in 2026 and lower legal costs related to credit, operations, and other corporate governance in 2026 compared to 2025. The efficiency ratio was 55.22% for the nine months ended September 30, 2026, down from 59.58% for the nine months ended September 30, 2025 due to the combination of $7.9 million in revenue growth while noninterest expense remained flat. The operating expense ratio was 1.83% for the nine months ended September 30, 2026, down from 1.91% for the nine months ended September 30, 2025.
Income Tax Expense
We recorded an income tax provision of $4.2 million, $3.9 million, and $3.1 million, reflecting an effective tax rate of 24.9%, 28.0%, and 23.5% for the three months ended September 30, 2026, June 30, 2026, and September 30, 2025. The

decrease in the effective tax rate for the third quarter compared to the second quarter of 2026 was due to higher benefits from purchased Federal tax credits in the current quarter.
We recorded an income tax provision of $12.5 million and $7.6 million, reflecting an effective tax rate of 26.9% and 25.9%, for the nine months ended September 30, 2026 and 2025. The increase in the effective tax rate for the nine months ended September 30, 2026 compared to 2025 was due mainly to lower benefits from purchased Federal tax credits in the current year combined with a favorable impact in the prior year from the reversal of accrued penalties related to state tax planning initiatives. The full year effective tax rate for 2026 is estimated to be in the 26% to 27% range.
ANALYSIS OF FINANCIAL CONDITION
Total Assets. At September 30, 2026, total assets were $4.3 billion, an increase of $43.0 million, from total assets of $4.2 billion at December 31, 2025. The increase was primarily due to an $84.9 million increase in loans held for investment, partially offset by a decrease of $25.9 million in investment securities available for sale.
Cash and Cash Equivalents. Cash and cash equivalents decreased $22.0 million, or 10%, to $190.3 million as of September 30, 2026 as compared to $212.3 million at December 31, 2025. Cash and cash equivalents tend to fluctuate period to period based upon loan, deposit and borrowing activity.
Investment Securities. We manage our securities portfolio and cash to maintain adequate liquidity and to ensure the safety and preservation of invested principal, with a secondary focus on yield and returns. Specific goals of our investment portfolio include:
•providing a ready source of balance sheet liquidity to ensure adequate availability of funds to meet fluctuations in loan demand, deposit balances and other changes in balance sheet volumes and composition;
•serving as a means for diversification of our assets with respect to credit quality, maturity and other attributes; and
•serving as a tool for modifying our interest rate risk profile pursuant to our established policies.
Our investment portfolio is comprised primarily of U.S. government and SBA agency securities, mortgage-backed securities ("MBS") backed by government-sponsored entities, collateralized mortgage obligations ("CMO"), commercial paper, and municipal tax-exempt securities.
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

	September 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
Securities, available for sale, at fair value	(dollars in thousands)
Government agency securities	$18,176	4.7%	$22,705	5.5%
SBA agency securities	18,531	4.8%	21,180	5.1%
MBS: Residential	86,574	22.5%	87,178	21.2%
MBS: Commercial	9,936	2.6%	4,977	1.2%
CMO: Residential	102,441	26.6%	112,495	27.3%
CMO: Commercial	74,529	19.3%	100,777	24.6%
Commercial paper	39,699	10.3%	19,948	4.9%
Corporate debt securities (1)	23,091	6.0%	28,429	6.9%
Municipal tax-exempt securities	8,367	2.2%	9,515	2.3%
Total securities, available for sale, at fair value	$381,344	99.0%	$407,204	99.0%
Securities, held to maturity, at amortized cost
Municipal tax-exempt securities	$4,179	1.0%	$4,184	1.0%
Total securities, held to maturity, at amortized cost	4,179	1.0%	4,184	1.0%
Total securities	$385,523	100.0%	$411,388	100.0%
_______________________________
(1)Comprised of corporate note securities and financial institution subordinated debentures.

The tables below set forth investment debt securities AFS and HTM as of the dates indicated.

September 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Available for sale
Government agency securities	$18,725	$12	$(561)	$18,176
SBA agency securities	19,437	9	(915)	18,531
MBS: Residential	95,306	—	(8,732)	86,574
MBS: Commercial	10,003	—	(67)	9,936
CMO: Residential	114,623	13	(12,195)	102,441
CMO: Commercial	76,949	116	(2,536)	74,529
Commercial paper	39,722	—	(23)	39,699
Corporate debt securities	24,595	14	(1,518)	23,091
Municipal tax-exempt securities	12,541	—	(4,174)	8,367
Total available for sale	$411,901	$164	$(30,721)	$381,344
Held to maturity
Municipal tax-exempt securities	$4,179	$—	$(376)	$3,803
Total held to maturity	$4,179	$—	$(376)	$3,803

December 31, 2025
Available for sale
Government agency securities	$22,850	$34	$(179)	$22,705
SBA agency securities	21,326	90	(236)	21,180
MBS: Residential	91,049	634	(4,505)	87,178
MBS: Commercial	5,010	—	(33)	4,977
CMO: Residential	120,475	760	(8,740)	112,495
CMO: Commercial	102,755	183	(2,161)	100,777
Commercial paper	19,948	—	—	19,948
Corporate debt securities	30,165	75	(1,811)	28,429
Municipal tax-exempt securities	12,567	—	(3,052)	9,515
Total available for sale	$426,145	$1,776	$(20,717)	$407,204
Held to maturity
Municipal tax-exempt securities	$4,184	$—	$(81)	$4,103
Total held to maturity	$4,184	$—	$(81)	$4,103
The weighted-average life of the total investment portfolio was 4.8 years at September 30, 2026, and 4.9 years at December 31, 2025. The weighted-average life is the average number of years that each dollar of unpaid principal due remains outstanding. Average life is computed as the weighted-average time to the receipt of all future cash flows, using as the weights the dollar amounts of the principal pay-downs.
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

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
September 30, 2026	(dollars in thousands)
Government agency securities	$650	5.25%	$8,292	3.86%	$9,234	4.58%	$—	—%	$18,176	4.28%
SBA agency securities	—	—%	5,765	4.24%	12,766	4.81%	—	—%	18,531	4.63%
MBS: Residential	—	—%	18,894	3.81%	67,680	3.95%	—	—%	86,574	3.92%
MBS: Commercial	4,947	5.95%	4,989	4.12%	—	—%	—	—%	9,936	5.03%
CMO: Residential	604	4.87%	68,630	4.56%	33,207	1.80%	—	—%	102,441	3.54%
CMO: Commercial	3,358	3.28%	30,797	3.98%	40,374	4.04%	—	—%	74,529	3.98%
Commercial paper	39,699	4.16%	—	—%	—	—%	—	—%	39,699	4.16%
Corporate debt securities	1,999	3.29%	10,948	4.69%	7,434	4.33%	2,710	3.97%	23,091	4.36%
Municipal tax-exempt securities	—	—%	—	—%	820	1.53%	7,547	2.11%	8,367	2.06%
Total available for sale	$51,257	4.26%	$148,315	4.29%	$171,515	3.66%	$10,257	2.60%	$381,344	3.92%

Municipal tax-exempt securities	$—	—%	$1,633	3.58%	$2,170	3.49%	$—	—%	$3,803	3.53%
Total held to maturity	$—	—%	$1,633	3.58%	$2,170	3.49%	$—	—%	$3,803	3.53%
The table below shows our investment securities’ gross unrealized losses and estimated fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025. The unrealized losses on these securities were primarily attributed to changes in interest rates. There was no ACL on the AFS or HTM securities portfolios as of September 30, 2026 or December 31, 2025. We monitor our securities portfolio to ensure that all our investments have adequate credit support and we consider the lowest credit rating for identification of potential impairment. The issuers of these securities have not, to our knowledge, evidenced any cause for default on these securities. As of September 30, 2026, all our investment securities in an unrealized loss position received an investment grade credit rating. These securities have fluctuated in value since their purchase dates as market rates have also fluctuated. However, we have the ability and the intention to hold these securities until their fair values recover to cost or until their respective maturity dates. As such, management does not deem these securities to be impaired under the current expected credit loss model. A summary of our analysis of these securities and the unrealized losses is described more fully in "Note 3 —Investment Securities" of our audited consolidated financial statements included in our 2025 Annual Report. Economic trends may adversely affect the value of the portfolio of investment securities that we hold.

	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026	(dollars in thousands)
Government agency securities	$9,883	$(433)	$4,497	$(128)	$14,380	$(561)
SBA agency securities	14,129	(659)	2,541	(256)	16,670	(915)
MBS: Residential	63,072	(3,125)	23,502	(5,607)	86,574	(8,732)
MBS: Commercial	9,936	(67)	—	—	9,936	(67)
CMO: Residential	51,325	(1,517)	45,203	(10,678)	96,528	(12,195)
CMO: Commercial	4,106	(21)	47,376	(2,515)	51,482	(2,536)
Commercial paper	24,705	(23)	—	—	24,705	(23)
Corporate debt securities	2,944	(56)	15,626	(1,462)	18,570	(1,518)
Municipal tax-exempt securities	—	—	8,367	(4,174)	8,367	(4,174)
Total available for sale	$180,100	$(5,901)	$147,112	$(24,820)	$327,212	$(30,721)

Municipal tax-exempt securities	$1,521	$(109)	$2,282	$(267)	$3,803	$(376)
Total held to maturity	$1,521	$(109)	$2,282	$(267)	$3,803	$(376)

	Less than Twelve Months		Twelve Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025	(dollars in thousands)
Government agency securities	$1,749	$(6)	$6,572	$(173)	$8,321	$(179)
SBA agency securities	7,654	(93)	2,962	(143)	10,616	(236)
MBS: Residential	14,196	(91)	27,573	(4,414)	41,769	(4,505)
MBS: Commercial	4,977	(33)	—	—	4,977	(33)
CMO: Residential	3,130	(1)	53,195	(8,739)	56,325	(8,740)
CMO: Commercial	13,947	(31)	49,366	(2,130)	63,313	(2,161)
Corporate debt securities	—	—	22,577	(1,811)	22,577	(1,811)
Municipal tax-exempt securities	—	—	9,515	(3,052)	9,515	(3,052)
Total available for sale	$45,653	$(255)	$171,760	$(20,462)	$217,413	$(20,717)

Municipal tax-exempt securities	$—	$—	$3,663	$(81)	$3,663	$(81)
Total held to maturity	$—	$—	$3,663	$(81)	$3,663	$(81)
Loans
The loan portfolio is the largest category of our earning assets. Loans HFI increased $84.9 million to $3.4 billion at September 30, 2026 since December 31, 2025. The increase was primarily due to increases in SFR mortgage loans of $106.0 million and commercial and industrial ("C&I") loans of $11.7 million, partially offset by decreases in CRE loans of $23.0 million, SBA loans of $7.5 million, and construction and land development ("C&D") loans of $844,000. SFR mortgage loans represented 51.8% of our total HFI loans as of September 30, 2026 and 50.0% at December 31, 2025. There were no loans HFS at September 30, 2026 compared to $2.1 million loans HFS at December 31, 2025.
The following table presents the balance and associated percentage of each major category in our loan portfolio as of the dates indicated:

	As of September 30, 2026		As of December 31, 2025
	$	%	$	%
Loans HFI:(1)	(dollars in thousands)
Single-family residential mortgages	$1,761,352	51.8%	$1,655,382	50.0%
Commercial real estate (2)	1,280,028	37.7%	1,303,019	39.3%
Construction and land development	154,620	4.5%	155,464	4.7%
Commercial and industrial	151,796	4.5%	140,061	4.2%
SBA	48,525	1.4%	55,978	1.7%
Other loans	2,893	0.1%	4,397	0.1%
Total loans HFI	3,399,214	100.0%	3,314,301	100.0%
Allowance for loan losses	(44,038)		(43,888)
Total loans HFI, net	$3,355,176		$3,270,413
____________________________________
(1)Net of premiums (discounts) on acquired loans and net deferred (fees) and costs on originated loans.
(2)Includes non-farm and non-residential real estate loans, multifamily residential loans and non-owner occupied single-family residential loans.

The following table presents the geographic locations of loans in our loan HFI portfolio, by loan class, as of the date indicated:

	As of September 30, 2026
	Single-family Residential Mortgages	Commercial Real Estate	Construction and Land Development	Commercial and Industrial	SBA	Other	Total Loans HFI
	$	$	$	$	$	$	$	%
Loans HFI:	(dollars in thousands)
California	$757,993	$916,536	$97,487	$135,971	$32,194	$57	$1,940,238	57.1%
New York	814,670	169,527	57,133	704	2,908	199	1,045,141	30.7%
New Jersey	55,666	7,238	—	45	1,875	8	64,832	1.9%
Illinois	54,943	8,233	—	255	—	—	63,431	1.9%
Nevada	21,010	33,739	—	3,294	1,891	—	59,934	1.8%
Hawaii	17,289	—	—	41	—	—	17,330	0.5%
Other	39,781	144,755	—	11,486	9,657	2,629	208,308	6.1%
Total loans HFI	$1,761,352	$1,280,028	$154,620	$151,796	$48,525	$2,893	$3,399,214	100.0%
The majority of our loan portfolio is based on collateral or businesses located in California and New York, which represented 87.8% of our loan portfolio. Loans secured by collateral in other states represented approximately 12.2% of our portfolio and the majority of these loans are secured by real estate with a weighted average loan-to-value ("LTV") ratio of 55% at September 30, 2026.
SFR loans. SFR loans totaled $1.8 billion, or 51.8% of our loans HFI portfolio, as of September 30, 2026. SFR loans increased $106.0 million, or 6.4%, during the first nine months of 2026 due to higher originations relative to payoffs, paydowns and sales. As of September 30, 2026, the weighted-average LTV ratio of the portfolio was 54%, the weighted average FICO score was 765, and the weighted average age since origination was 3.6 years.
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
For SFR mortgage loans sold to FNMA, FHLMC and to other third parties such as investment funds or other banks, we generally provide limited representations and warranties and with a repurchase and premium refund for loans that become delinquent in the first 90-days or a premium refund if paid-off in the first 90-days with respect to all loans sold. In certain loan sales to other banks, loans are sold with no representations or warranties and provide a replacement feature for the first six months if any loans pay off early. As a condition of the sale for all loans, the buyer must have the loans audited for underwriting and compliance standards. There were $0 and $2.1 million of SFR loans HFS at September 30, 2026 and December 31, 2025.
The following table presents the LTV ratios at origination for SFR loans by state as of the date indicated:

	LTV Distribution
September 30, 2026	<45%	45%<55%	55%<65%	65%<75%	75%<85%	>85%	Total
	(dollars in thousands)
New York	$194,197	$193,615	$282,660	$136,846	$7,352	$—	$814,670
California	152,846	161,814	330,475	102,062	9,657	1,139	757,993
New Jersey	9,139	16,067	19,486	8,693	1,517	764	55,666
Illinois	18,304	9,586	15,801	8,719	1,890	643	54,943
Nevada	2,566	4,293	8,924	4,252	627	348	21,010
Hawaii	782	3,213	6,300	4,626	2,368	—	17,289
Other	9,291	10,200	14,402	5,888	—	—	39,781
Total	$387,125	$398,788	$678,048	$271,086	$23,411	$2,894	$1,761,352

Commercial real estate loans. CRE loans decreased $23.0 million, or 1.8%, to $1.3 billion at September 30, 2026, compared to $1.3 billion at December 31, 2025. The decrease in 2026 was driven by above-average payoff activity more than offsetting new loan production.
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
The largest subset of CRE loans was the multi-family residential loan portfolio, which totaled $645.9 million, or 50.5% of CRE loans, as of September 30, 2026 and $745.3 million as of December 31, 2025.
The following table presents the LTV ratios at origination for CRE loans by property type as of the date indicated:

	LTV Distribution
September 30, 2026	<45%	45%<55%	55%<65%	65%<75%	75%<85%	>85%	Total
Non-Owner Occupied:	(dollars in thousands)
Apartments	$34,983	$61,731	$139,434	$47,478	$—	$10,206	$293,832
Mobile Home Parks	51,249	69,578	117,317	52,368	3,051	—	293,563
Mixed Use	40,981	24,937	136,497	—	—	2,947	205,362
Hotel/Motel	25,987	33,404	14,806	—	—	—	74,197
Retail	11,563	46,532	13,938	—	—	—	72,033
Rent Controlled NY Multifamily	22,602	10,341	23,925	—	—	—	56,868
Warehouse	20,096	13,159	12,681	—	—	—	45,936
Office	23,544	4,387	11,791	4,114	—	—	43,836
SFR Rental	7,938	14,848	13,515	2,950	—	—	39,251
Other	4,119	1,581	—	—	—	—	5,700
Total non-owner occupied	$243,062	$280,498	$483,904	$106,910	$3,051	$13,153	$1,130,578
Owner-occupied:
Hotel/Motel	6,903	29,876	20,834	—	—	—	57,613
Warehouse	12,116	16,332	16,078	11,395	—	—	55,921
Retail	1,644	4,381	6,715	642	—	—	13,382
Mixed Use	1,415	4,401	2,114	—	—	—	7,930
Gas Station	115	—	—	5,587	—	—	5,702
Office	605	—	3,413	—	—	—	4,018
Rent Controlled NY Multifamily	1,360	311	—	—	—	—	1,671
SFR Rental	1,292	118	—	—	—	—	1,410
Other	1,387	—	416	—	—	—	1,803
Total owner occupied	$26,837	$55,419	$49,570	$17,624	$—	$—	$149,450
Total	$269,899	$335,917	$533,474	$124,534	$3,051	$13,153	$1,280,028

The following table presents the LTV ratios at origination for CRE loans by state as of the date indicated:

	LTV Distribution
September 30, 2026	<45%	45%<55%	55%<65%	65%<75%	75%<85%	>85%	Total
Non-Owner Occupied:	(dollars in thousands)
California	$148,627	$188,447	$376,333	$76,925	$—	$2,947	$793,279
New York	61,883	47,183	47,893	—	—	—	156,959
Nevada	5,885	23,318	—	—	—	—	29,203
Illinois	3,596	1,035	1,323	578	—	—	6,532
New Jersey	880	1,537	2,669	—	—	—	5,086
Other	22,191	18,978	55,686	29,407	3,051	10,206	139,519
Total non-owner occupied	$243,062	$280,498	$483,904	$106,910	$3,051	$13,153	$1,130,578
Owner Occupied:
California	15,540	51,355	39,982	16,380	—	—	123,257
New York	5,874	3,109	3,585	—	—	—	12,568
Nevada	3,769	—	767	—	—	—	4,536
Illinois	457	—	—	1,244	—	—	1,701
New Jersey	1,197	955	—	—	—	—	2,152
Other	—	—	5,236	—	—	—	5,236
Total owner occupied	$26,837	$55,419	$49,570	$17,624	$—	$—	$149,450
Total	$269,899	$335,917	$533,474	$124,534	$3,051	$13,153	$1,280,028
Construction and land development loans. C&D loans totaled $154.6 million, or 4.5% of the loan portfolio, at September 30, 2026. C&D loans decreased $844,000, or 0.5%, during the first nine months of 2026 due to a $19.4 million nonperforming construction loan migrating to OREO in the second quarter of 2026, offset by increases in commercial construction and land development loans. At September 30, 2026, the weighted average LTV ratio of the portfolio was 58%. Our C&D loans are comprised of commercial construction, residential construction, and land acquisition and development. Interest reserves are generally established on real estate construction loans. These loans generally have interest rates based on the Wall Street Journal Prime rate and have maturities of less than 18 months.
The following table shows the categories of our C&D portfolio as of the dates indicated:

	As of September 30, 2026		As of December 31, 2025		Increase (Decrease)
	$	Mix %	$	Mix %	$	%
	(dollars in thousands)
Commercial construction	$109,300	70.7%	$100,035	64.4%	$9,265	9.3%
Residential construction	39,929	25.8%	51,825	33.3%	(11,896)	(23.0)%
Land development	5,391	3.5%	3,604	2.3%	1,787	49.6%
Total construction and land development loans	$154,620	100.0%	$155,464	100.0%	$(844)	(0.5)%
Commercial and industrial loans. C&I loans totaled $151.8 million, or 4.5% of the loan portfolio, as of September 30, 2026. C&I loans increased $11.7 million, or 8.4%, during the first nine months of 2026 due in part to an increase in commercial lines of credit, partially offset by decreases in commercial term loans and mortgage warehouse lines of credit.
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

SBA loans. SBA loans decreased $7.5 million, or 13.3%, to $48.5 million at September 30, 2026 compared to $56.0 million at December 31, 2025. We originated SBA loans of $7.3 million during the first nine months of 2026. Offsetting these loan originations were loan sales of $13.2 million and net loan payoffs/paydowns of $1.8 million during the first nine months of 2026.
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

	As of September 30, 2026			As of December 31, 2025
	$	ALL as a % of Loan Type	% of Total Loans	$	ALL as a % of Loan Type	% of Total Loans
Loans:	(dollars in thousands)
Single-family residential mortgages	$21,770	1.24%	51.8%	$21,585	1.30%	50.0%
Commercial real estate (1)	17,820	1.39%	37.7%	18,162	1.39%	39.3%
Construction and land development	2,033	1.31%	4.5%	1,502	0.97%	4.7%
Commercial and industrial	1,619	1.07%	4.5%	1,647	1.18%	4.2%
SBA	679	1.40%	1.4%	824	1.47%	1.7%
Other	117	4.04%	0.1%	168	3.82%	0.1%
Allowance for loan losses	$44,038	1.30%	100.0%	$43,888	1.32%	100.0%
___________________________________
(1)Includes non-farm and non-residential real estate loans, multi-family residential loans and non-owner occupied SFR loans.
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
Our discounted cash flow loss rate methodology incorporates a probability of default, loss given default and exposure at default to derive expected loss within the CECL model, as well as expectations of future economic conditions, using reasonable and supportable forecasts. We use both internal and external data to determine qualitative factors within the CECL model including: lending policies, procedures, and strategies; changes in nature and volume of the portfolio; credit and lending personnel experience; changes in volume and trends in criticized, classified, delinquent, and nonaccrual loans; concentration risk; collateral values; regulatory and business environment; loan review results; and economic conditions.
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
Individual loans considered to be uncollectible are charged off against the ACL. Factors used in determining the amount and timing of charge-offs on loans include consideration of the loan type, length of delinquency, sufficiency of collateral value, lien priority and the overall financial condition of the borrower. Loans deemed to be collateral-dependent are reviewed individually based on the fair value of the collateral less estimated selling costs. Collateral value is determined using appraisals and/or other market comparable information. Charge-offs are generally taken on loans when the loan balance is determined to be uncollectible. Recoveries on loans previously charged off are added to the ACL. Net charge-offs on an annualized basis represented 0.01% of average loans for the three months ended September 30, 2026 and 0.84% of average loans for the three months ended September 30, 2025.
As of September 30, 2026, the ACL totaled $44.4 million and was comprised of an ALL of $44.0 million and a RUC of $407,000. This compares to the ACL of $44.4 million comprised of an ALL of $43.9 million and a RUC of $484,000 at December 31, 2025. The $73,000 increase in the ACL for the first nine months of 2026 was due to a $300,000 provision for credit losses, offset by net charge-offs of $227,000. The ALL as a percentage of loans HFI was 1.30% at September 30, 2026 and 1.32% at December 31, 2025. The ALL as a percentage of nonperforming loans HFI increased to 234% at September 30, 2026, as compared to 98% at December 31, 2025 resulting from a decrease in nonperforming loans during the first nine months of 2026.

The following table provides an analysis of the ACL, provision for credit losses and net charge-offs for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Allowance for Loan Loss	(dollars in thousands)
Balance, beginning of period	$43,660	$51,014	$43,888	$47,729
Charge-offs:
Single-family residential mortgages	—	—	—	(1,403)
Commercial real estate	—	(21)	—	(3,296)
Construction and land development	—	(6,929)	—	(8,175)
Commercial and industrial	(107)	(4)	(213)	(85)
SBA	—	(11)	(2)	(12)
Other	(30)	(54)	(68)	(113)
Total charge-offs	(137)	(7,019)	(283)	(13,084)
Recoveries:
Commercial real estate	—	—	27	—
Construction and land development	—	138	—	138
Commercial and industrial	1	1	2	79
SBA	1	—	1	—
Other	13	8	26	47
Total recoveries	15	147	56	264
Net charge-offs	(122)	(6,872)	(227)	(12,820)
Provision for credit losses - loans	500	750	377	9,983
Balance, end of period	$44,038	$44,892	$44,038	$44,892

Reserve for unfunded commitments
Balance at beginning of period	$407	$629	$484	$729
Reversal of provision for credit losses - unfunded commitments	—	(125)	(77)	(225)
Balance at the end of period	$407	$504	$407	$504

Total allowance for credit losses	$44,445	$45,396	$44,445	$45,396

Total loans HFI at end of period	$3,399,214	$3,302,577	$3,399,214	$3,302,577
Average loans HFI	$3,326,368	$3,244,499	$3,312,910	$3,162,665
Net charge-offs to average loans HFI	0.01%	0.86%	0.01%	0.54%
Allowance for loan losses to total loans HFI	1.30%	1.36%	1.30%	1.36%
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

In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a modified loan to a borrower experiencing financial difficulty. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date, payment deferral or other actions intended to minimize potential losses. Loans modified at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from modified loan disclosures in years subsequent to the modification if the loans are in compliance with their modified terms.
Real estate acquired by foreclosure or deed in lieu of foreclosure, which we refer to as other real estate owned ("OREO"), is recorded at fair value at the date of foreclosure, establishing a new cost basis (carrying value) by a charge to the allowance for credit losses, if necessary, or a gain recognized through noninterest income, as appropriate. OREO is subsequently carried at the lower of its carrying value or its fair value. Fair value is based on current appraisals less estimated selling costs. Any subsequent write-downs are charged against operating expenses and recognized as an OREO valuation allowance. Any recovery of fair value is recognized as recovery of the OREO valuation allowance up to the cost basis of the property at foreclosure. Operating expenses and related income of OREO are included in other operating income and expenses. Gains on transfer of loans to OREO, and gains or losses on their disposition are included in gain/(loss) on OREO.
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

	As of September 30, 2026	As of December 31, 2025
Nonperforming loans:	(dollars in thousands)
Single-family residential mortgages	$896	$2,143
Commercial real estate	3,057	8,158
Construction and land development	7,841	27,994
Commercial and industrial	5,109	5,116
SBA	1,932	1,221
Total nonperforming loans	18,835	44,632
OREO	19,820	8,830
Nonperforming assets	$38,655	$53,462
Nonperforming loans HFI to total loans HFI	0.55%	1.35%
Nonperforming assets to total assets	0.91%	1.27%
Nonperforming loans to tangible common equity and ALL	3.72%	9.03%
Nonperforming assets to tangible common equity and ALL	7.64%	10.81%
Nonperforming assets totaled $38.7 million, or 0.91% of total assets, at September 30, 2026, down from $53.5 million, or 1.27% of total assets, at December 31, 2025. The $14.8 million decrease in nonperforming assets consisted of a $25.8 million decrease in nonperforming loans partially offset by an $11.0 million increase in OREO. The $25.8 million decrease in nonperforming loans was due to $19.4 million transferred to OREO, $6.7 million in payoffs/paydowns, and $2.8 million upgraded to performing, partially offset by additions of $3.1 million. The $11.0 million increase in OREO included additions of $19.8 million, partially offset by the sale of the existing OREO properties totaling $8.8 million which resulted in net gains of $669,000.
Delinquent loans 30-89 days past due, excluding nonperforming loans, totaled $7.2 million, or 0.21% of total loans, at September 30, 2026, down from $8.8 million, or 0.27% of total loans, at December 31, 2025. The $1.6 million decrease was mostly due to $14.5 million returning to current status, $1.5 million in paydowns/payoffs, and $1.1 million of loans which migrated to nonperforming status, partially offset by $15.6 million in new delinquent loans.
We did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2026 and 2025, while the loans were in nonaccrual status.

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
We use a risk grading system to categorize and determine the credit risk of our loans. Potential problem loans include loans with a risk grade of 6, or “special mention” loans. Special mention loans have potential weaknesses that deserve management's close attention, and are considered "criticized" loans. Loans with a risk grade of 7 are “substandard” loans and generally considered impaired when they have a 90+ day delinquency. Loans with a risk grade of 8 are “doubtful” loans and generally considered to be impaired. These criticized and classified loans generally require more frequent loan officer contact and receipt of financial data to closely monitor borrower performance. Potential problem loans are managed and monitored regularly through a number of processes, procedures and committees, including oversight by a loan administration committee comprised of executive officers and other members of the Bank’s senior management and the Director's Loan Committee.
The following table presents the risk categories for loans HFI, by segment and class, as of the dates indicated:

September 30, 2026	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$1,759,122	$—	$2,230	$—	$1,761,352
Commercial real estate	1,232,268	18,169	29,591	—	1,280,028
Construction and land development	146,779	—	7,841	—	154,620
Commercial:
Commercial and industrial	140,918	27	10,851	—	151,796
SBA	35,580	6,132	6,813	—	48,525
Other	2,893	—	—	—	2,893
Total	$3,317,560	$24,328	$57,326	$—	$3,399,214

December 31, 2025	Pass	Special Mention	Substandard	Doubtful	Total
Real Estate:	(dollars in thousands)
Single-family residential mortgages	$1,652,759	$—	$2,623	$—	$1,655,382
Commercial real estate	1,265,041	13,249	24,729	—	1,303,019
Construction and land development	124,083	3,387	27,994	—	155,464
Commercial:
Commercial and industrial	123,747	2,247	14,067	—	140,061
SBA	49,862	354	5,762	—	55,978
Other	4,397	—	—	—	4,397
Total	$3,219,889	$19,237	$75,175	$—	$3,314,301
Special mention loans totaled $24.3 million, or 0.72% of total loans, at September 30, 2026, up from $19.2 million, or 0.58% of total loans, at December 31, 2025. The $5.1 million increase was primarily due to additions to special mention of $14.3 million, partially offset by payoffs/paydowns of $5.6 million, downgrades to substandard rated loans of $1.8 million, and upgrades to pass rated loans of $1.8 million. As of September 30, 2026, all special mention loans are on accrual status.
Substandard loans totaled $57.3 million at September 30, 2026, a decrease of $17.8 million from $75.2 million at December 31, 2025. This decrease in substandard loans was primarily due to transfers to OREO of $19.4 million, payoffs/paydowns totaling $11.9 million, and upgrades to pass rated loans of $1.8 million, partially offset by additions to substandard of $15.3 million. Of the total substandard loans at September 30, 2026, there were $38.5 million, or 67% of such loans, on accrual status.
Liabilities. Total liabilities increased by $32.2 million to $3.7 billion at September 30, 2026 from $3.7 billion at December 31, 2025, primarily due to a $44.9 million increase in deposits and a $50.0 million increase in FHLB advances, offset by a $39.9 million decrease in long-term debt and a $20.7 million decrease in other liabilities.
Deposits. Total deposits were $3.4 billion as of September 30, 2026, an increase of $44.9 million, or 1.8% annualized, compared to $3.4 billion as of December 31, 2025. The increase was due to a $30.3 million increase in noninterest-bearing deposits and a $14.6 million increase in interest-bearing deposits. The increase in interest-bearing deposits included an increase in non-maturity deposits of $281.4 million partially offset by a decrease in time deposits of $266.8 million as a portion of the maturing time deposit accounts shifted into a high-yield savings product. Noninterest-bearing deposits totaled $556.8 million and represented 16.4% of total deposits at September 30, 2026 compared to $526.5 million and 15.7% at December 31, 2025.
The following table presents the composition of our deposit portfolio by account type as of the dates indicated:

	September 30, 2026		December 31, 2025
	$	%	$	%
	(dollars in thousands)
Noninterest-bearing demand deposits	$556,848	16.4%	$526,538	15.7%
Interest-bearing deposits:
NOW	93,313	2.8%	72,063	2.2%
Money market	650,440	19.2%	526,933	15.7%
Savings	493,904	14.5%	357,303	10.7%
Time deposits $250,000 and under	734,757	21.6%	790,225	23.6%
Time deposits over $250,000	804,500	23.7%	851,637	25.4%
Wholesale deposits	61,518	1.8%	225,699	6.7%
Total interest-bearing deposits	2,838,432	83.6%	2,823,860	84.3%
Total deposits	$3,395,280	100.0%	$3,350,398	100.0%
The following table presents our average deposit balances and weighted average rates for the three months and nine months ended September 30, 2026:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2026
	Average Balance	Weighted Average Rate (%)	Average Balance	Weighted Average Rate (%)
	(dollars in thousands)
Noninterest-bearing demand deposits	$564,033	—	$542,119	—
Interest-bearing deposits:
NOW	91,562	2.38%	83,026	2.29%
Money market	585,542	3.06%	557,087	3.00%
Savings	521,545	3.03%	517,579	3.01%
Time deposits $250,000 and under	796,245	3.49%	852,689	3.55%
Time deposits over $250,000	826,196	3.73%	813,265	3.74%
Total interest-bearing deposits	2,821,090	3.35%	2,823,646	3.36%
Total deposits	$3,385,123	2.79%	$3,365,765	2.82%

The following table presents the maturity schedule of time deposits as of September 30, 2026:

	Maturity Within:
	Three Months or Less	After Three to Six Months	After Six to 12 Months	After 12 Months	Total
	(dollars in thousands)
Time deposits $250,000 and under (1)	$317,137	$267,310	$165,947	$5,115	$755,509
Time deposits over $250,000 (2)	406,615	284,377	153,023	1,251	845,266
Total time deposits	$723,752	$551,687	$318,970	$6,366	$1,600,775
___________________________________
(1)Includes wholesale deposits of $20.8 million.
(2)Includes wholesale deposits of $40.8 million.
Of the $845.3 million in time deposits over $250,000, the estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $569.7 million at September 30, 2026. The following table presents the maturity distribution of uninsured time deposits in amounts of more than $250,000 as of the date indicated.

September 30, 2026
(dollars in thousands)
3 months or less	$266,755
Over 3 months through 6 months	200,369
Over 6 months through 12 months	102,364
Over 12 months	251
Total	$569,739
Deposits exceeding the FDIC insurance limits were estimated to be $1.8 billion as of September 30, 2026, and $1.5 billion as of December 31, 2025.
Time deposits include certain wholesale deposits, such as brokered deposits, collateralized deposits from the State of California, and deposits acquired through internet listing services. We mitigate the risk of using wholesale time deposits by managing the aggregate level of such funding, obtaining wholesale deposits through multiple sources, and leveraging collateralized deposits. Wholesale time deposits totaled $61.5 million at September 30, 2026, and were comprised of brokered deposits of $770,000, collateralized deposits from the State of California of $40.0 million, and deposits acquired through internet listing services of $20.7 million at September 30, 2026. This compares to wholesale time deposits of $225.7 million at December 31, 2025, comprised of brokered deposits of $145.5 million, collateralized deposits from the State of California of $40.0 million, and deposits acquired through internet listing services of $40.2 million.
In addition, we offer deposit products through the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweeps (“ICS”) programs where customers are able to achieve FDIC insurance for balances on deposit in excess of the $250,000 FDIC limit. Time deposits held through the CDARS program were $136.0 million at September 30, 2026 and $128.3 million at December 31, 2025 and ICS deposits totaled $148.7 million at September 30, 2026 and $156.3 million at December 31, 2025.
FHLB Borrowings. In addition to deposits, we have used long- and short-term borrowings, such as federal funds purchased and FHLB long-and short-term advances, as a source of funds to meet the daily liquidity needs of our customers and fund growth in earning assets. FHLB advances totaled $180.0 million at September 30, 2026 compared to $130.0 million at December 31, 2025. FHLB borrowings at September 30, 2026 included $160.0 million in putable term advances.

The details of all the FHLB advances outstanding at September 30, 2026 are presented in Next Call Date order in the table below:

Advance Date	Amount	Rate	Call Structure	Next Call Date	Final Stated Maturity Date
	(dollars in thousands)
5/8/2025	$10,000	3.69%	N/A	N/A	5/10/2028
6/23/2025	10,000	3.64%	N/A	N/A	6/23/2028
8/27/2026	20,000	4.02%	One time call (1)	11/27/2026	8/27/2029
6/15/2026	10,000	3.84%	One time call (2)	12/15/2026	6/15/2029
6/15/2026	10,000	3.84%	One time call (2)	12/17/2026	6/17/2030
6/15/2026	20,000	3.94%	One time call (3)	6/15/2027	6/15/2029
6/24/2026	20,000	3.97%	One time call (3)	6/24/2027	6/24/2030
6/24/2026	20,000	4.01%	One time call (3)	6/25/2027	6/25/2029
7/01/2026	20,000	3.99%	One time call (3)	7/01/2027	7/01/2030
8/27/2026	20,000	3.96%	Quarterly call (3)	8/27/2027	8/27/2030
7/02/2026	20,000	4.10%	Quarterly call (4)	7/03/2028	7/03/2030
Total	$180,000	3.94%
(1)Call option by the FHLB after initial three month lock out.
(2)Call option by the FHLB after initial six month lock out.
(3)Call option by the FHLB after initial one year lock out.
(4)Call option by the FHLB after initial two year lock out.
The following table presents information on our total FHLB advances at and for the periods presented:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
FHLB Borrowings:	2026	2025	2026	2025
	(dollars in thousands)
Outstanding at period-end	$180,000	$130,000	$180,000	$130,000
Average amount outstanding	197,174	185,217	148,242	173,810
Maximum amount outstanding at any month-end	220,000	200,000	220,000	200,000
Weighted average interest rate:
During period	3.96%	3.54%	3.75%	3.13%
End of period	3.94%	3.49%	3.94%	3.49%
Long-term Debt. Long-term debt consists of subordinated notes. At September 30, 2026, the Company's long-term debt consisted of $80.0 million of fixed-to-floating rate subordinated notes, with an April 1, 2031 maturity date (the "Notes"). The interest rate was fixed at 4.00% through March 31, 2026, and now resets quarterly to a rate of three-month Secured Overnight Financing Rate ("SOFR") plus 329 basis points starting April 1, 2026. The rate was set at 6.98% as of April 1, 2026, 7.02% as of July 1, 2026, and 7.39% as of October 1, 2026. The Notes may be included in Tier 2 capital with certain limitations applicable under current regulatory guidelines, and such amount is discounted as the Notes approach maturity. The amount of the Notes included in Tier 2 capital was $64.0 million at September 30, 2026, and $120.0 million at December 31, 2025. The Notes became redeemable at par beginning April 1, 2026, and on July 1, 2026, the Company redeemed $40.0 million at par plus accrued interest.

Subordinated Debentures. Subordinated debentures consist of subordinated debentures issued in connection with three separate trust preferred securities and totaled $15.5 million as of September 30, 2026 and $15.4 million as of December 31, 2025. Under the terms of our subordinated debentures, we are not permitted to declare or pay any dividends on our capital stock if an event of default occurs under the terms of the long-term debt. In addition, we have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. For regulatory reporting purposes, trust preferred securities of $15.5 million are included in Tier 1 capital of the Company at September 30, 2026. These subordinated debentures consist of the following at September 30, 2026 and are described in detail after the table below:

	Issue Date	Principal Amount	Unamortized Valuation Reserve	Recorded Value	Stated Rate Description	Effective Stated Rate	Stated Maturity
Subordinated debentures:	(dollars in thousands)
TFC Trust	12/22/2006	$5,155	$941	$4,214	Three-month CME Term SOFR plus 0.26% plus 1.65%	5.81%	3/15/2037
FAIC Trust	12/15/2004	7,217	630	6,587	Three-month CME Term SOFR plus 0.26% plus 2.25%	6.41%	12/15/2034
PGBH Trust	12/15/2004	5,155	418	4,737	Three-month CME Term SOFR plus 0.26% plus 2.10%	6.26%	12/15/2034
Total		$17,527	$1,989	$15,538
At September 30, 2026, we were in compliance with all covenants under our long-term debt agreements and subordinated debt.
The Company maintains the TFC Statutory Trust ("TFC Trust"), which has issued securities totaling $5.2 million ($5.0 million in capital securities and $155,000 in common securities). The TFC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 1.65%, which was 5.81% as of September 30, 2026 and 5.63% at December 31, 2025.
The Company maintains the First American International Statutory Trust I ("FAIC Trust"), which has issued securities totaling $7.2 million ($7.0 million in capital securities and $217,000 in common securities). The FAIC Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.25%, which was 6.41% as of September 30, 2026 and 6.23% at December 31, 2025.
The Company maintains the Pacific Global Bank Trust I ("PGBH Trust"), which has issued securities totaling $5.2 million ($5.0 million in capital securities and $155,000 in common securities). The PGBH Trust subordinated debentures have a variable rate of interest equal to three-month CME Term SOFR plus applicable tenor spread adjustment of 0.26% plus 2.10%, which was 6.26% as of September 30, 2026 and 6.08% at December 31, 2025.
Capital Resources and Liquidity Management
Capital Resources. Shareholders’ equity is influenced primarily by earnings, dividends, sales and redemptions of common stock and preferred stock and changes in accumulated other comprehensive income, net of taxes, from AFS investment securities.
Shareholders’ equity increased $10.8 million, or 2.1%, to $534.2 million as of September 30, 2026 from $523.4 million at December 31, 2025. The increase in shareholders' equity for the first nine months of 2026 was due to net income of $34.1 million and equity compensation activity of $2.1 million, offset by common stock repurchases of $9.0 million, common stock cash dividends paid of $8.3 million and an increase in unrealized losses on AFS securities in accumulated other comprehensive loss, net of tax, of $8.1 million. As a result, book value per share increased to $31.75 from $30.69 at December 31, 2025 and tangible book value per share increased to $27.44 from $26.42 at December 31, 2025. For additional information, see "Non-GAAP Financial Measures."
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
Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-earning deposits in banks, federal funds sold, available for sale securities, term federal funds, purchased receivables and maturing or prepaying balances in our securities and loan portfolios. Liquid liabilities include retail deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional wholesale funding, the issuance of additional collateralized borrowings through FHLB advances or the Federal Reserve’s discount window, and the ability to access the capital markets through the issuance of debt securities, preferred securities or common securities. Our short-term and long-term liquidity requirements are primarily to fund known and unknown on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. We have sufficient capital and do not anticipate any need for additional liquidity sources as of September 30, 2026. For additional information regarding our operating, investing and financing cash flows, see the consolidated statements of cash flows provided in our consolidated financial statements.
Integral to our liquidity management is the administration of short-term borrowings. To the extent we are unable to obtain sufficient liquidity through core deposits, we seek to meet our liquidity needs through wholesale funding or other borrowings on either a short- or long-term basis. The Bank's wholesale funding ratio was 6.9% at September 30, 2026 compared to 10.3% at December 31, 2025, as retail deposit growth allowed us to decrease the balance of wholesale deposits.
The Bank has established secured and unsecured lines of credit. The Bank had a secured line of credit from the Federal Reserve Discount Window of $68.5 million at September 30, 2026 and $66.5 million at December 31, 2025 collateralized by a pool of CRE loans totaling $86.0 million as of September 30, 2026 and $88.9 million as of December 31, 2025. The Bank did not have any borrowings outstanding with the Federal Reserve at September 30, 2026 and December 31, 2025.
The Bank also had a secured line of credit with the FHLB of $1.6 billion at September 30, 2026 and $1.4 billion at December 31, 2025, of which $180.0 million and $130.0 million were outstanding, respectively. Based on the values of loans pledged as collateral, we had $1.4 billion of remaining secured borrowing capacity with the FHLB as of September 30, 2026 and $1.3 billion as of December 31, 2025.
In addition, the Bank had $97.0 million of unsecured federal funds lines with other financial institutions and no amounts advanced against these lines at September 30, 2026 and December 31, 2025.
Bancorp is a corporation separate and apart from the Bank and, therefore, must provide for its own liquidity. Bancorp’s main source of funding is dividends declared and paid to Bancorp by the Bank. There are statutory, regulatory and debt covenant limitations that affect the ability of the Bank to pay dividends to Bancorp. Management believes that these limitations will not impact our ability to meet our ongoing short-term cash obligations. The Bank paid cash dividends to Bancorp of $50.0 million during the nine months ended September 30, 2026, and $45.0 million during the nine months ended September 30, 2025. Bancorp paid dividends on common stock of $8.3 million and $8.5 million during the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, Bancorp had $34.5 million in cash, of which $34.2 million was on deposit at the Bank.

Contractual Obligations
The following table contains supplemental information regarding our total contractual obligations at September 30, 2026:

	Payments Due
	Within One Year	One to Three Years	Over Three to Five Years	After Five Years	Total
	(dollars in thousands)
Deposits without a stated maturity	$1,794,505	$—	$—	$—	$1,794,505
Time deposits	1,594,409	5,536	830	—	1,600,775
FHLB advances (1)	140,000	40,000	—	—	180,000
Long-term debt	—	—	80,000	—	80,000
Subordinated debentures (2)	—	—	—	15,538	15,538
Leases	5,645	9,083	5,038	4,576	24,342
Total contractual obligations	$3,534,559	$54,619	$85,868	$20,114	$3,695,160
(1)FHLB advances are presented based upon next call date, however final stated maturities range from 1.6 to 3.9 years as of September 30, 2026.
(2)Represents the principal amount of $17.5 million less the unamortized valuation reserve of $2.0 million.
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

	September 30 2026	December 31 2025	September 30 2025
Tangible Common Equity Ratios:	(dollars in thousands)
Tangible common equity:
Total shareholders' equity	$534,243	$523,410	$514,335
Adjustments
Goodwill	(71,498)	(71,498)	(71,498)
Core deposit intangible	(951)	(1,338)	(1,495)
Tangible common equity	$461,794	$450,574	$441,342
Tangible assets:
Total assets	$4,251,296	$4,208,294	$4,208,455
Adjustments
Goodwill	(71,498)	(71,498)	(71,498)
Core deposit intangible	(951)	(1,338)	(1,495)
Tangible assets	$4,178,847	$4,135,458	$4,135,462
Common shares outstanding	16,827,168	17,057,397	17,043,897
Common equity to assets ratio	12.57%	12.44%	12.22%
Tangible common equity to tangible assets ratio	11.05%	10.90%	10.67%
Book value per share	$31.75	$30.69	$30.18
Tangible book value per share	$27.44	$26.42	$25.89
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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Return on average tangible common equity:	(dollars in thousands)
Net income available to common shareholders	$12,637	$10,140	$10,148	$34,077	$21,771
Average shareholders' equity	536,993	532,409	512,874	532,955	512,945
Adjustments:
Average goodwill	(71,498)	(71,498)	(71,498)	(71,498)	(71,498)
Average core deposit intangible	(1,035)	(1,161)	(1,608)	(1,160)	(1,779)
Adjusted average tangible common equity	$464,460	$459,750	$439,768	$460,297	$439,668
Return on average common equity, annualized	9.34%	7.64%	7.85%	8.55%	5.67%
Return on average tangible common equity, annualized	10.79%	8.85%	9.16%	9.90%	6.62%
Pre-Tax Pre-Provision Income. Management believes that pre-tax pre-provision (“PTPP”) income is a useful measure for investors to evaluate core operating performance before taxes and excluding the volatility of credit provision expenses. This non-GAAP financial measure should not be considered a substitute for operating results determined in accordance with GAAP and may not be comparable to similarly titled measures used by other companies. PTPP income is calculated by subtracting noninterest expense from the sum of net interest income and noninterest income, as shown in the following table.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Pre-Tax Pre-Provision Income:	(dollars in thousands)
Net interest income	$31,761	$30,086	$29,277	$92,350	$82,774
Noninterest income	5,105	3,018	3,293	12,374	14,066
Noninterest expense	(19,548)	(19,022)	(18,683)	(57,828)	(57,698)
Pre-tax pre-provision income	$17,318	$14,082	$13,887	$46,896	$39,142
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
An asset sensitive position refers to a balance sheet position in which a short-term increase in interest rates is expected to generate higher net interest income, as rates earned on interest-earning assets would reprice upward more quickly than rates paid on interest-bearing liabilities, thus expanding the net interest margin. Conversely, a liability sensitive position refers to a balance sheet position in which a short-term increase in interest rates is expected to generate lower net interest income, as rates paid on interest-bearing liabilities would reprice upward more quickly than rates earned on interest-earning assets, thus compressing the net interest margin.
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

	Net Interest Income at Risk
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
September 30, 2026	(dollars in thousands)
Dollar change	$6,578	$1,980	$1,061	$(1,821)	$(3,899)	$(6,563)
Percent change	5.07%	1.53%	0.82%	(1.40%)	(3.00%)	(5.06%)
December 31, 2025
Dollar change	$11,201	$5,268	$3,325	$(2,860)	$(5,527)	$(8,440)
Percent change	9.38%	4.41%	2.78%	(2.39%)	(4.63%)	(7.07%)
At September 30, 2026, our NII at Risk profile is liability sensitive. This is directionally consistent, but a less liability sensitive profile, as compared with December 31, 2025. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The NII at Risk results are within board policy limits.

	Economic Value of Equity
	Immediate Change in Rates
	-300	-200	-100	+100	+200	+300
September 30, 2026	(dollars in thousands)
Dollar change	$(39,405)	$17,940	$14,119	$(17,687)	$(38,825)	$(67,619)
Percent change	(4.99%)	2.27%	1.79%	(2.24%)	(4.92%)	(8.57%)
December 31, 2025
Dollar change	$(48,495)	$7,557	$8,430	$(18,774)	$(39,714)	$(64,688)
Percent change	(7.41%)	1.16%	1.29%	(2.87%)	(6.07%)	(9.89%)
At September 30, 2026, the EVE position is projected to decrease in the up rate scenarios and down 300 rate scenario. When interest rates rise, fixed rate assets generally lose economic value as these instruments are discounted at a higher rate demonstrating the relative longer asset duration as compared to the overall liability duration. When interest rates decrease, the value of noninterest-bearing deposits also decreases. In addition, as the down rate shocks become more severe, the pace of the increase in the value of loans also slows due to an increase in loan prepayments and the impact of discount rates reaching their floors; this results in a change of EVE volatility from positive to negative between the down 200 and 300 scenarios. Actual results could vary materially from those calculated by our model, due to a variety of factors or assumptions such as the uncertainty of the magnitude, timing and direction of future interest rate movement or the shape of the yield curve. The EVE results are within board policy limits.
ITEM 4.          CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
The Company’s management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

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
ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 15, 2026, the Company announced the Board of Directors authorized a stock repurchase plan for up to 1 million shares of the Company's outstanding common stock through June 30, 2028.
During the third quarter of 2026, the Company repurchased an aggregate total of 168,768 shares of common stock, at an average price of $26.37 per share, pursuant to the Company's stock repurchase plan.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Number of Shares That May Yet Be Purchased Under the Plan
July 1, 2026 to July 31, 2026	73,481	$26.37	73,481	909,443
August 1, 2026 to August 31, 2026	24,875	$26.50	24,875	884,568
September 1, 2026 to September 30, 2026	70,412	$26.34	70,412	814,156
Total	168,768	$26.37	168,768
ITEM 3.          DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.          MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.          OTHER INFORMATION
During the quarter ended September 30, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of our common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR§ 229.408(c).
On November 5, 2026, the Company entered into an Employment Transition and Separation Agreement (the "Separation Agreement") with Gary Fan, the Bank's former Executive Vice President and Chief Operations Officer. In accordance with the terms of his employment agreement and as reflected in the Separation Agreement, Mr. Fan will receive a severance payment in the amount of $180,500, which is equal to six (6) months of his current annual base salary. In addition, the Company will pay Mr. Fan a lump sum amount equal to $200,000 in recognition of his contributions and leadership during his tenure with the Bank. The Company anticipates making each payment during January 2027, subject to Mr. Fan's execution of a general release of claims in favor of the Company and other related parties. The Separation Agreement, including the form of general release of claims, is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

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

10.1	Employment Transition and Separation Agreement dated November 5, 2026, between Gary Fan, RBB Bancorp, and Royal Business Bank (Filed herewith)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of RBB Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (contained in Exhibit 101)

*	Management contract or compensatory plan or agreement.
(1)Incorporated by reference from Exhibit 3.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(2)Incorporated by reference from Exhibit 3.2 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(3)Incorporated by reference from Exhibit 4.1 of the Registrant’s Registration Statement in Form S-1 filed with the SEC on June 28, 2017.
(4)Incorporated by reference from Exhibit 3.3 of the Registrant’s Quarterly Report in Form 10-Q filed with the SEC on November 13, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RBB BANCORP
(Registrant)

Date: November 6, 2026	/s/ Johnny Lee
Johnny Lee President and Chief Executive Officer

Date: November 6, 2026	/s/ Lynn Hopkins
Lynn Hopkins Executive Vice President, Chief Financial Officer